Form 10-Q
period 1996-06-30
NOVAVAX INC
filed 1996-07-25
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For Quarter Ended                   Commission File No.
             JUNE 30, 1996                           0-26770
           -----------------                   -------------------


                                NOVAVAX, INC.
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               DELAWARE                              22-2816046
        -------------------------------          -------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)


        12111 PARKLAWN DRIVE, ROCKVILLE, MD                 20852
        -----------------------------------              ----------
        (Address of principal executive offices)         (Zip code)


                               (301) 231-9250
           -------------------------------------------------------
             Registrant's telephone number, including area code


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X           No
                           ------            ------


         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common Shares Outstanding at July 22, 1996

                                 10,054,983

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                         Three months ended June 30,              Six months ended June 30,
                                           1996                1995                1996                1995
                                       ------------        -----------          ------------        -----------
Revenues:

  Research revenues                    $    26,997         $         -          $    26,997         $         -
  Royalty revenues
   from former parent                            -              78,943                    -             132,011
                                       ------------        -----------          ------------        -----------


Cost and expenses:

  Selling, general
   and administrative                      540,744             685,702              976,483           1,248,474
  Research and development                 909,912             807,384            1,735,985           1,408,411
  Interest expense
   to former parent                              -             459,320                    -             880,632
  Interest income                          (38,824)               (592)             (89,454)             (1,006)
                                       ------------        -----------          ------------        -----------

  Net loss                             $(1,384,835)        $(1,872,871)         $(2,596,017)        $(3,404,500)
                                       ===========         ===========          ===========         ===========


  Net loss per common and
    common equivalent share                 $ (.14)             $ (.19)              $ (.26)             $ (.34)
                                            ======              ======               ------              ======

  Average number of common and
    common equivalent shares             9,992,987           9,937,936            9,967,962           9,937,936
                                       ===========         ===========          ===========         ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)





                                                                 June 30,          December 31,
ASSETS                                                             1996               1995
                                                                -----------        ------------
Current assets:
  Cash and equivalents                                          $ 3,001,841        $ 4,634,236
  Receivable from former parent, net                                      -             54,754
  Prepaid expenses                                                   56,036             72,209
                                                                -----------        -----------
      Total current assets                                        3,057,877          4,761,199
                                                                -----------        -----------

  Furniture and equipment - at cost                               2,131,033          2,106,774
    Accumulated depreciation                                       (813,370)          (705,776)
                                                                -----------        -----------
                                                                  1,317,663          1,400,998
                                                                -----------        -----------

  Patent costs, net of accumulated
    amortization of $369,203 and
    $323,069 in 1996 and 1995,
    respectively                                                  1,517,718          1,357,547
  Deferred tax asset                                                100,000                  -
  Other assets                                                            -              9,800
                                                                -----------        -----------
                                                                $ 5,993,258        $ 7,529,544
                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $375,573          $391,887
  Accrued payroll                                                    19,212            38,900
  Due to former parent, net                                          82,934                 -
                                                                -----------        -----------
      Total current liabilities                                     477,719           430,787
                                                                -----------        -----------

  Commitments and contingencies
  Stockholders' equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized                                           -                  -
  Common stock, $.01 par value,
    30,000,000 shares authorized,
    10,053,983 and 9,937,936 shares
      issued and outstanding in 1996 and
      1995, respectively                                            100,540             99,379
  Additional paid in capital                                     30,494,438         30,188,122
  Deficit(23,897,196)  (21,301,179)
  Deferred compensation on stock
    options granted                                              (1,182,243)        (1,887,565)
                                                                -----------        -----------
                                                                  5,515,539          7,098,757
                                                                -----------        -----------
                                                                $ 5,993,258        $ 7,529,544
                                                                ===========        ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                  Six months ended June 30,
                                                                    1996              1995
                                                               -------------       -----------
Cash flows from operating activities:

  Net loss                                                      $(2,596,017)       $(3,404,500)
  Reconciliation of net loss to net cash
      used by operating activities:
    Non-cash compensation expense                                   705,322                  -
    Depreciation and amortization                                   153,728            112,894
    Provision for deferred taxes                                   (100,000)                 -
  Changes in operating assets and liabilities:
    Prepaid and other assets                                         25,973             (5,121)
    Payable to former parent                                        230,474                 -
    Accounts payable and accrued expenses                           (36,002)            28,859
                                                                -----------        -----------
Net cash used by operating activities                            (1,616,522)        (3,267,868)
                                                                -----------        ------------

Cash flows from investing activities:

  Capital expenditures                                              (24,259)           (23,331)
  Deferred patent costs                                            (206,305)          (133,831)
                                                                -----------        -----------

Net cash used by investing activities                              (230,564)          (157,162)
                                                                -----------        -----------

Cash flows from financing activities:

  Payable to former parent                                                -          2,387,877
  Notes payable to former parent                                          -          1,039,109
  Proceeds from exercise of common
    stock options                                                   214,691                  -
                                                                -----------        -----------
Net cash provided by financing activities                           214,691          3,426,986
                                                                -----------        -----------

Net change in cash and equivalents                               (1,632,395)             1,956
Cash and equivalents at beginning of year                         4,634,236             16,221
                                                                -----------        -----------

Cash and equivalents at June 30, 1996 and 1995                  $ 3,001,841        $    18,177
                                                                ===========        ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation


     The accompanying consolidated financial statements include the accounts of Novavax (formerly Molecular Packaging Systems, Inc.), its wholly-owned subsidiaries (Micro-Pak, Inc. ("Micro-Pak") and Micro Vesicular Systems, Inc. ("MVS")), and Lipovax, Inc. ("Lipovax", formerly known as Novavax, Inc.). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared by Novavax, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

     The financial statements for the period January 1, 1995 through June 30, 1995 have been prepared on a combined basis from books and records maintained by IGI, Inc. ("IGI"). These combined financial statements reflect the financial position and results of operations of the combined companies at their historical bases, including allocations of certain costs by IGI.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  Net Loss Per Common Share

     Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the three and six month periods ended June 30, 1996.
Options granted subsequent to December 12, 1995, (the "Distribution Date") the date on which the Company's former parent, IGI, Inc., distributed its majority interest in Novavax to the IGI stockholders (the "Distribution") are antidilutive and therefore have not been included in shares outstanding. The net loss per common and common equivalent share calculated for the three and six month periods ended June 30, 1995 is based upon weighted average shares outstanding of 9,937,936 representing primarily shares issued in connection with the recapitalization. These shares have been treated as outstanding as if the transaction had occurred on January 1, 1995.

                         NOVAVAX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.  Transactions with Former Parent

Charges

     Through the Distribution Date, IGI charged Novavax for expenses incurred on its behalf, including executive, legal, accounting, data processing, consulting, cash management, human resources and employee benefits. These costs were allocated on a variety of methods, including:

     - Specific identification based on estimates of time and services provided
     - Relative identification allocated based on Novavax's relationship to the entire pool of beneficiaries

     The allocation methods, while reasonable under the current circumstances, may not represent the cost of similar activities on a separate entity basis. Such costs of $296,786 and $593,572 have been included in general and administrative expenses, along with interest expense of $459,320 and $880,632, for the three and six month periods ended June 30, 1995, respectively.


Transition Services

     Novavax had entered into agreements with IGI under which IGI provided certain executive and administrative services for a period not to extend beyond June 30, 1996. Fees for such services are based on IGI's costs. The agreement was terminated on June 30, 1996. Costs of $85,010 and $230,474 have been incurred for the three and six month periods ended June 30, 1996.

Revenues

     Novavax earned royalties from IGI at 10% of the sales of the licensed products. The agreements were terminated in connection with the Distribution and execution of a license agreement with IGI (the"IGI License Agreement"). The IGI License Agreement, which was entered into as a method of transferring the Novavax technologies was structured as a license agreement to address various considerations of the Distribution, including tax and financing considerations.

                         NOVAVAX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



4.  Income Taxes

     Novavax has recorded no net provision for income taxes in the accompanying financial statements due to the existence of net operating losses. The Company recognized a deferred tax asset in the amount of $100,000 for alternative-minimum tax liability, which was paid in the second quarter, related to the tax effect of the licensing agreement. For tax purposes, the transaction was treated as income for the period ended December 31, 1995. Novavax has recorded the license at its carryover basis because the transaction is a transfer made among entities under common control. As all costs of development for this technology have been expensed with the exception of the patents retained by Novavax, the historical basis is zero.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



     The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Such statements should be read in conjunction with the cautionary factors described in Exhibit 99 attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated into this discussion by this reference and the consolidated financial statements and related notes. The Company's future operating results may be affected by various trends and factors that are beyond the Company's control. These include among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the pharmaceutical and vaccine industries. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.




RESULTS OF OPERATIONS


     To date, Novavax has had revenues from two sources: (i) research revenues from industry partners in consideration of either exclusive licenses or technology applications and (ii) royalty revenues that were attributable to product sales by IGI, Inc., the Company's former parent.

     Costs and expenses for Novavax consist of the following items:

     1. Selling, general and administrative expenses that include all costs associated with the marketing of the technology to potential industry partners and management, administrative expenses, and related costs associated with the continuing endeavor to raise capital.

     2. Research and development expenses, which include scientific staff, facility costs, supplies and other costs related to the ongoing development of the Novavax technologies; and

     3. Interest expense that has been charged to Novavax by IGI for borrowings and notes due to IGI through December 12, 1995.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three months ended June 30, 1996 compared to 1995

     Revenues of $26,997, for the sale of scientific prototype vaccines and Novasome adjuvants, were recognized during the three months ended June 30, 1996. Novavax earned royalties from IGI of 10% of licensed product sales or $78,943 in the three months ended June 1995.

     Selling, general and administrative expenses were $540,744 for the three months ended June 1996 compared to $685,702 of expenses incurred in the three months of 1995. Nonrecurring charges of $85,010 for transitional services in connection with the Distribution are included in the 1996 expenses. Costs of $296,786 included in the 1995 expenses were allocated based on Novavax being a separate public company.

     Research and development expenses were $909,912 and $807,384 for the three months ended June 30, 1996 and 1995, respectively. The increase in these expenses related principally to increased efforts in the development of human pharmaceutical applications of the Novavax technologies in connection with FDA human clinical trials.

     Interest income of $38,824 was recorded in the three months ended June 30, 1996 compared with net interest expense of $458,728 related to borrowing from IGI in the three months ended June 30, 1995.

Six months ended June 30, 1996 compared to 1995

     Revenues of $26,997, for the sale of scientific prototype vaccines and Novasome adjuvants, were recognized during the six months ended June 30, 1996. Novavax earned royalties from IGI of 10% of licensed product sales or $132,011 in the six months ended June 30, 1995.

     Selling, general and administrative expenses were $976,483 for the six months ended June 30, 1996 compared to $1,248,474 of expenses incurred in the first six months of 1995. Nonrecurring charges of $230,474 for transitional services have been incurred for the six month period ended June 30, 1996.
Costs of $593,572 included in the 1995 expenses were allocated based on Novavax being a separate public company.

     Research and development expenses were $1,735,985 and $1,408,411 for the six months ended June 30, 1996 and 1995, respectively. The increase in these expenses related principally to increased efforts in the development of human pharmaceutical applications of the Novavax technologies in connection with FDA human clinical trials.

     Interest income of $89,454 was recorded in the six months ended June 30, 1996 compared with net interest expense of $879,626 related to borrowing from IGI in the six months ended June 30, 1995.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Novavax expects to incur substantial operating losses to conduct the time consuming research, preclinical development and clinical trials necessary to bring pharmaceutical products to market. These losses will continue until such time as product sales and royalty payments generate sufficient revenue to fund its continuing operations. In addition to funding the continuing operating losses, the Company's rapid evolution from a research phase to a development stage biopharmaceutical company with products in human clinical trials, has prompted the need for expansion. The Company has signed a letter of intent to move its operations from its present site in Rockville to more suitable leased research, development, pilot production and administrative facilities nearby in Columbia, MD. The move is both economically efficient and necessary from an operational standpoint.

     The Company used $1,632,395 of its cash resources during the six month period ended June 30, 1996. In addition to revenues of $26,997, the Company received proceeds of $214,691 from the exercise of stock options. These proceeds enabled the Company to reduce its average monthly cash "burn rate" to less than $275,000. The Company expects this rate to increase moderately over the next six months. The Company's expenditures were largely related to its human clinical product development, protection of the Company's intellectual property, and administrative expenses.

     The Company received notification that effective July 14, 1996, SmithKline Beecham Biologicals, s.a. (SB) was terminating its Research and License Agreement, and Option Agreement relating to one of Novavax' vaccine adjuvant technologies. The Research and License Agreement allowed SB to utilize one of Novavax' technologies to adjuvant certain SB vaccines. Per this contractual agreement, the Company was to receive $125,000 of research funding during 1996. The Company anticipates that proceeds from other sources, such as the exercise of stock options or revenues from collaborations with industry partners, will offset the loss of this funding.

     Novavax estimates that its existing cash resources will be sufficient to finance its operations at its current level of development activity for approximately 12 months. During this time, Novavax will seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax or Novavax's technology and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

                         NOVAVAX, INC. AND SUBSIDIARIES
                          PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

     There were no material developments in the litigation previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2 - Changes in Securities

     The constituent instruments defining the rights of the holders of any class of securities were not modified nor were the rights evidenced by any class of registered securities materially limited or qualified during the period covered by this report.

Item 3 - Defaults Upon Senior Securities

     No defaults occurred during the period covered in this report.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 9, 1996, the following proposals were adopted by the vote specified below:

     Proposal

1.  Election of Class I Directors to serve
      until the 1999 meeting:

                                   For              Withheld
                                   ---              --------
     Ronald A. Schiavone           8,765,105          79,658
     Ronald H. Walker              8,483,872         360,891
     Wayne A. Downing              8,483,572         361,191


     Proposal

2. Ratification of Coopers & Lybrand L.L.P. as independent auditors of the Company for the current fiscal year ending December 31, 1996.

                                Number of Shares
                                ----------------
          For                      8,522,505
          Against                    306,704
          Abstain                     15,554

Item 5 - Other information

   None

                        NOVAVAX, INC. AND SUBSIDIARIES
                     PART II OTHER INFORMATION, continued



Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:
     Exhibit 11 - Computation of Net loss Per Common Share

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K
     None

                         NOVAVAX, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NOVAVAX, INC.
                                   (Registrant)





Date: July 25, 1996
                                   By:/s/Elaine T. Bennett
                                      ------------------------
                                        Elaine T. Bennett
                                        Vice President
                                        (Principal Financial
                                        and Accounting Officer)