Form 10-Q
period 1996-09-30
NOVAVAX INC
filed 1996-11-14
CIK 1000694

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended                    Commission File No.
          SEPTEMBER 30, 1996                         0-26770
         --------------------                  -------------------


                                NOVAVAX, INC.
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 DELAWARE                          22-2816046
         -------------------------------     -------------------------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)


         8320 GUILFORD ROAD, COLUMBIA, MD             21046
         --------------------------------           ---------
      (Address of principal executive offices)      (Zip code)


                               (301) 854-3900
             --------------------------------------------------
             Registrant's telephone number, including area code


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X      No
                           ------      -----


        The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common Shares Outstanding at November 4, 1996

                                   10,560,983

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                       Three months ended September 30,       Nine months ended September 30,
                                           1996              1995                 1996                1995
                                       -----------        -----------         -----------          -----------
Revenues:

    Sales revenues                     $    11,327        $      -            $    38,324          $      -
    Royalty revenues
       from former parent                     -                70,637                -                 202,648
                                       ------------       ------------        ------------         ------------


Cost and expenses:

    Selling, general
       and administrative                  286,429            845,525           1,262,912            2,093,999
    Research and development               777,167            840,022           2,513,152            2,248,433
    Interest expense
       to former parent                       -               434,419                -               1,315,051
    Interest income                        (31,653)              (929)           (121,107)              (1,936)
                                       ------------       ------------        ------------         ------------

    Net loss                           $(1,020,616)       $(2,048,400)        $(3,616,633)         $(5,452,899)
                                       ===========        ===========         ===========          ===========

    Net loss per common and
       common equivalent share              $ (.10)            $ (.21)             $ (.36)              $ (.55)
                                            ======             ======              ======               ======

    Weighted average number of
       common and common
       equivalent shares                10,055,661          9,937,936           9,998,028            9,937,936
                                       ===========        ===========         ===========          ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                September 30,       December 31,
ASSETS                                                              1996                1995
                                                               --------------       ------------
Current assets:
    Cash and equivalents                                         $ 2,141,138         $ 4,634,236
    Receivable from former parent, net                                     -              54,754
    Prepaid expenses                                                 125,374              72,209
                                                                 -----------         -----------
       Total current assets                                        2,266,512           4,761,199
                                                                 -----------         -----------

    Furniture and equipment - at cost                              2,163,921           2,106,774
      Accumulated depreciation                                      (864,018)           (705,776)
                                                                 -----------         -----------
                                                                   1,299,903           1,400,998
                                                                 -----------         -----------

    Patent costs, net of accumulated
      amortization of $398,819 and
      $323,069 in 1996 and 1995,
      respectively                                                 1,545,007           1,357,547
    Deferred tax asset                                               100,000                   -
    Other assets                                                      84,886               9,800
                                                                 -----------         -----------
                                                                 $ 5,296,308         $ 7,529,544
                                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of Long-term debt                         $     8,106         $         -
    Accounts payable                                                 319,054             391,887
    Accrued payroll                                                   33,902              38,900
    Due to former parent, net                                         63,001                   -
                                                                 -----------         -----------
        Total current liabilities                                    424,063             430,787
                                                                 -----------         -----------

Long-term debt,
    less current maturities                                           19,496                   -
                                                                 -----------         -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value,
      2,000,000 shares authorized                                          -                   -
    Common stock, $.01 par value,
      30,000,000 shares authorized,
      10,055,983 and 9,937,936 shares
        issued and outstanding in 1996 and
        1995, respectively                                           100,560              99,379
    Additional paid in capital                                    30,499,583          30,188,122
    Deficit                                                      (24,917,812)        (21,301,179)
    Deferred compensation on stock
      options granted                                               (829,582)         (1,887,565)
                                                                 -----------         -----------
                                                                   4,852,749           7,098,757
                                                                 -----------         -----------

                                                                 $ 5,296,308         $ 7,529,544
                                                                 ===========         ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                   Nine months ended September 30,
                                                                       1996                 1995
                                                                   -----------          -----------
Cash flows from operating activities:

    Net loss                                                       $(3,616,633)         $(5,452,899)
    Reconciliation of net loss to net cash
       used by operating activities:
      Non-cash compensation expense                                  1,057,983                 -
      Depreciation and amortization                                    233,991              147,116
      Provision for deferred taxes                                    (100,000)                -
    Changes in operating assets and liabilities:
      Accounts receivable                                                 -                 475,000
      Prepaid and other assets                                        (128,251)             (26,983)
      Payable to/receivable from
         former parent                                                 230,474                 -
      Accounts payable and accrued expenses                            (77,831)             (72,552)
                                                                   -----------          -----------
Net cash used by operating activities                               (2,400,267)          (4,930,318)
                                                                   -----------          -----------

Cash flows from investing activities:

    Capital expenditures                                               (29,545)             (61,427)
    Deferred patent costs                                             (283,142)            (183,639)
                                                                   -----------          -----------

Net cash used by investing activities                                 (312,687)            (245,066)
                                                                   -----------          -----------

Cash flows from financing activities:

    Payable to former parent                                              -               3,437,696
    Notes payable to former parent                                        -               1,738,980
    Proceeds from exercise of common
        stock options                                                  219,856                 -
                                                                   -----------          -----------
Net cash provided by financing activities                              219,856            5,176,676
                                                                   -----------          -----------

Net change in cash and equivalents                                  (2,493,098)               1,292
Cash and equivalents at beginning of year                            4,634,236               16,221
                                                                   -----------          -----------

Cash and equivalents at September 30, 1996 and 1995                $ 2,141,138          $    17,513
                                                                   ===========          ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation


     The accompanying consolidated financial statements include the accounts of Novavax (formerly Molecular Packaging Systems, Inc.), its wholly-owned subsidiaries (Micro-Pak, Inc. ("Micro-Pak") and Micro Vesicular Systems, Inc. ("MVS"), and Lipovax, Inc. ("Lipovax", formerly known as Novavax, Inc.)). All significant intercompany accounts and transactions have been eliminated. These statements have been prepared by Novavax, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

     The financial statements for the period January 1, 1995 through September 30, 1995 have been prepared on a combined basis from books and records maintained by IGI, Inc. ("IGI"). These combined financial statements reflect the financial position and results of operations of the combined companies at their historical bases, including allocations of certain costs by IGI.

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


2.   Net Loss Per Common Share

     Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the three and nine month periods ended September 30, 1996. Options granted subsequent to December 12, 1995, (the "Distribution Date") the date on which the Company's former parent, IGI, Inc., distributed its majority interest in Novavax to the IGI stockholders (the "Distribution") are antidilutive and therefore have not been included in shares outstanding. The net loss per common and common equivalent share calculated for the three and nine month periods ended September 30, 1995 is based upon weighted average shares outstanding of 9,937,936 representing primarily shares issued in connection with the recapitalization. These shares have been treated as outstanding as if the transaction had occurred on January 1, 1995.

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

     The allocation methods, while reasonable under the current circumstances, may not represent the cost of similar activities on a separate entity basis. Such costs of $296,786 and $890,358 have been included in general and administrative expenses, along with interest expense of $434,419 and $1,315,051, for the three and nine month periods ended September 30, 1995, respectively.


Transition Services

     Novavax entered into agreements with IGI under which IGI provided certain executive and administrative services for a period not to extend beyond June 30, 1996. Fees for such services were based on IGI's costs. The agreement was terminated on June 30, 1996. Costs of $230,474 had been incurred for the six month period ended June 30, 1996. No additional charges have been incurred for the three-month period ended September 30, 1996. These charges have been offset in part by receivables due from IGI and recorded as a payable to former parent on the balance sheet.


Revenues

     Prior to the distribution, Novavax earned royalties from IGI at 10% of the sales of the licensed products. The agreements were terminated in connection with the Distribution and execution of a license agreement with IGI (the"IGI License Agreement"). The IGI License Agreement, which was entered into as a method of transferring the Novavax technologies was structured as a license agreement to address various considerations of the Distribution, including tax and financing considerations.

                         NOVAVAX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



4.   Income Taxes

     Novavax has recorded no net provision for income taxes in the accompanying financial statements due to the existence of net operating losses. The Company recognized a deferred tax asset in the amount of $100,000 for alternative-minimum tax liability, which was paid in the second quarter, related to the tax effect of the licensing agreement.For tax purposes, the transaction was treated as income for the period ended December 31, 1995. Novavax has recorded the license at its carryover basis because the transaction is a transfer made among entities under common control. As all costs of development for this technology have been expensed with the exception of the patents retained by Novavax, the historical basis is zero.

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


RESULTS OF OPERATIONS

     Novavax is a biopharmaceutical company focusing on the research and development of proprietary topical and oral drug delivery technologies. The Company has also developed vaccines and vaccine adjuvants. The Company has incurred net losses since inception and will continue to incur losses for several years. Net losses will vary from quarter to quarter depending upon the number of products the Company may have in clinical trials and the phases of the clinical trials. Until the second quarter of 1996, Novavax had recorded revenues from two sources: (i) research revenues from industry partners in consideration of either exclusive licenses or technology applications and (ii) royalty revenues that were attributable to product sales by IGI, Inc., the Company's former parent. Revenues from the sale of scientific prototype vaccines and Novasome adjuvants have been recorded in the second and third quarters of 1996.

     Costs and expenses for Novavax consist of the following items:

     1. Selling, general and administrative expenses that include all costs associated with the marketing of the technology to potential industry partners, related costs associated with the continuing endeavor to raise capital; and management and administrative expenses.

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

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to 1995

     The net loss for the third quarter ended September 30, 1996 of $1,020,616 was $1,027,784, or 50% lower than the net loss of $2,048,400 for the third quarter ended September 30, 1995. The net loss for the third quarter of 1996 was $190,566 and $364,219 less than the net losses in the first and second quarters of 1996, respectively.

     Revenues of $11,327 were recognized during the three months ended September 30, 1996 from the sale of scientific prototype of vaccines and adjuvants. Research and development contracts should produce comparable revenues through the end of 1996. Royalties from IGI of 10% of licensed product sales, or $70,637 accounted for the revenues in the three months ended September 30, 1995.

     Selling, general and administrative expenses were $286,429 for the three months ended September 30, 1996 compared to $845,525 in the same three months of 1995. The termination of the transitional services agreement with IGI on June 30, 1996 and the absence of certain 1995 expenses related to the spinoff, including transaction costs and costs of $296,786, which were allocated from IGI to Novavax based on Novavax being a separate public company, were significant factors in the $559,096, or 66% decrease.

     Research and development expenses were $777,167 and $840,022 for the three months ended September 30, 1996 and 1995, respectively. The decrease in these expenses related principally to the reduction of laboratory supply inventories in preparation for the impending company move to Columbia, Maryland and the completion of the Phase I human clinical safety study of Helicore(TM), an oral non-antibiotic antibacterial preparation developed to eradicate Helicobacter pylori bacteria.

     Interest income of $31,653 was recorded in the three months ended September 30, 1996 compared with net interest expense of $433,490 related to borrowing from IGI in the three months ended September 30, 1995.

Nine months ended September 30, 1996 compared to 1995

     The net loss of $3,616,633 for the nine months ended September 30, 1996 was significantly lower than the net loss in the first nine months of 1995. The 1996 net loss included $1,057,983 of non-cash compensation expense related to the amortization of below-market priced stock options issued at the time of the spinoff and $233,991 of depreciation and patent amortization expense.

     Revenues of $38,324 were recognized during the nine months ended September 30, 1996 from the sale of scientific prototype vaccines and Novasome adjuvants. Novavax earned royalties from IGI of 10% of licensed product sales, or $202,648 in the nine months ended September 30, 1995.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Nine months ended September 30, 1996 compared to 1995, continued

     Selling, general and administrative expenses were $1,262,912 for the nine months ended September 30, 1996 compared to $2,093,999 in the first nine months of 1995. Nonrecurring charges of $230,474 were incurred through June 30, 1996 for transitional services provided by IGI. This agreement was terminated June 30, 1996 and no additional charges have been recorded. Costs of $890,358 included in the 1995 expenses were allocated from IGI to Novavax based on Novavax being a separate public company.

     Research and development expenses were $2,513,152 and $2,248,433 for the nine months ended September 30, 1996 and 1995, respectively. The increase in these expenses related primarily to non-cash compensation charges of $1,050,421 related to the amortization of below-market priced stock options issued at the time of the spinoff. Reduced spending and other efficiencies have caused the Company to focus its efforts on the development of certain human pharmaceutical applications of the Novavax technologies in connection with FDA human clinical trials.

     Interest income of $121,107 was recorded in the nine months ended September 30, 1996 compared with net interest expense of $1,313,116 related to borrowing from IGI in the nine months ended September 30, 1995.



Liquidity and Capital Resources

     The Company used $2,493,098 of its cash resources during the nine-month period ended September 30, 1996. In addition to revenues of $38,324, the Company received proceeds of $219,856 from the exercise of stock options. These proceeds enabled the Company to maintain an average monthly cash "burn rate" of less than $280,000. This rate is expected to increase moderately as the Company's products move through the FDA regulatory process. The Company's other expenditures were primarily attributable to preclinical product development, legal expenses associated with the protection of the Company's intellectual property, and administrative expenses.

     Novavax expects to incur substantial operating losses due to the time-consuming research, preclinical development and clinical trials necessary to bring pharmaceutical products to market. These losses will continue until such time as product sales and royalty payments generate sufficient revenue to fund its continuing operations. In addition to funding the continuing operating losses, the Company's rapid evolution from a research phase company to a development stage biopharmaceutical company with products in human clinical trials has prompted the need for expansion.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources, continued

        On October 31, 1996, the Company completed the relocation of its administration offices and pharmaceutical laboratories to a leased facility in Columbia, Maryland. The newly leased space allows for the development of our pharmaceutical products. The Company retained approxmiately 1750 square feet of space in its Rockville facility for its animal laboratory and for the research, development and production of vaccines and adjuants.

        On October 30, 1996, Novavax received $1,757,871, net of fees and expenses, from the sale of 505,000 common shares that were privately placed with accredited institutional investors by Vector Securities International, Inc. Novavax estimates that the money received from the sale of the privately placed stock, along with its existing cash resources, will be sufficient to finance its operations at current levels of development activity for approximately 12 months. During this time, Novavax will seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies, or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on terms which will permit successful commercialization of Novavax or Novavax's technology and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures to finance its operations including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

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

     None

Item 5 - Other information

     None

Item 6 -exhibits and Reports on Form 8-K

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





                                             NOVAVAX, INC.
                                             (Registrant)





Date: November 14, 1996

                                             By: /s/ Elaine T. Bennett
                                                ----------------------
                                                Elaine T. Bennett
                                                Vice President
                                                (Principal Financial
                                                and Accounting Officer)