Form 10-K
period 1996-12-31
NOVAVAX INC
filed 1997-03-21
CIK 1000694

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 0-26770

                                 NOVAVAX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     22-2816046
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

    8320 GUILFORD ROAD, COLUMBIA, MARYLAND                        21046
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 854-3900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS:               NAME OF EACH EXCHANGE ON WHICH REGISTERED:
--------------------------------------------------------------------------------------------
        Common Stock ($.01 par value)                    American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at March 20, 1997, as computed by reference to the closing price of such stock, was approximately $35,000,000.

     The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding at March 20, 1997 was 11,888,153 shares.

     Documents Incorporated by Reference: Portions of the 1997 Novavax, Inc. Proxy Statement are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Novavax, Inc. ("Novavax" or the "Company") is a biopharmaceutical company focusing on the research and development of proprietary topical and oral drug delivery technologies. The Company's technology platforms involve the use of proprietary microscopic organized lipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, anti-bacterial and anti-viral products and vaccine adjuvants. The Company's lead product candidates, ESTRASORB(TM), a topical estrogen cream and Helicore(TM), an oral anti-bacterial preparation for the treatment of Helicobacter pylori infection, have completed Phase I human clinical trials. The Company has recently entered Phase I human clinical studies with ANDROSORB(TM), a topical testosterone cream.

     Historically, the focus of the Company was on the development of human vaccines, vaccine adjuvants, drug delivery technologies and anti-infective pharmaceuticals. Novavax developed several oral vaccines, two of which (ECOVAX 057(TM) and Shigella flexneri 2a) were granted Investigational New Drug Application ("IND") approvals and completed Phase I human clinical studies. Both vaccine studies were multiple dose Phase I safety trials in which no significant toxicity was noted. Although the Company began development of its pharmaceutical product candidates later than, and as byproducts of, its vaccine development, its primary emphasis is now on these pharmaceutical product candidates for the following reasons:

     - Much larger potential markets

     - Lower estimated clinical development costs

     - Measurements of clinical efficacy are more easily defined

     - Current financial resources do not permit concurrent development of both multiple vaccine and pharmaceutical programs

     Consistent with prudent use of the Company's limited cash resources, the clinical development programs of both oral active vaccine immunization programs have been presently suspended in favor of the development of the Company's three lead pharmaceutical product candidates. The Company has the potential to develop other human pharmaceutical products utilizing its proprietary drug delivery platform technologies, dependent upon additional future capital.

     Novavax, Inc. was incorporated in Delaware in 1987. On December 12, 1995, the Company's former parent, IGI, Inc. ("IGI"), distributed its majority interest in Novavax to the IGI stockholders (the "Distribution"). Until then, Novavax had been the human pharmaceuticals subsidiary of IGI. The Company's principal executive offices are located at 8320 Guilford Road, Columbia, Maryland, 21046.

                        THE NOVAVAX TECHNOLOGY PLATFORMS

     Novavax has developed proprietary topical and oral drug delivery technologies using organized lipid structures. To date, the Company has utilized its technology in the development of Novasome lipid vesicles and micellar nanoparticles ("MNPs"), which are sub-micron size lipid structures that also possess encapsulation capabilities. These structures may help in targeted delivery and controlled release. The Company believes its technologies may allow for more cost-effective delivery of a wide variety of drugs and other therapeutics than is possible with phospholipid liposomes and other delivery vehicles.

     Most commercial liposomes are composed of delicate phospholipids. Due to their inherent lack of stability and carrying capacity limitations, phospholipid liposomes may only be used with a limited number of drugs. While capable of encapsulating certain (principally water soluble) drugs, phospholipid liposomes have a number of significant disadvantages, including their expense and the need to use potentially hazardous organic solvents in their manufacture. In addition, the standard, multi-step phospholipid manufacturing process yields relatively small quantities of liposomes.

  Novasome(R) Lipid Vesicles

     Novasome lipid vesicles are proprietary organized lipid structures in which drugs or other materials can be encapsulated for delivery into the body topically or orally. Novasome lipid vesicles are made using the Company's patented manufacturing process from a variety of readily available chemicals called amphiphiles. IGI, the Company's former parent, currently uses Novasome lipid vesicles in a wide variety of cosmetic applications, including products sold by Estee Lauder and Revlon under such labels as Prescriptives and Almay. To date, IGI has sold hundreds of tons of products that incorporate Novasome technologies.

     The Company believes Novasome lipid vesicles have a number of proprietary features that may be applicable in the delivery of human therapeutics. Because Novasome lipid vesicles consist primarily of inexpensive chemicals and the manufacturing process is a simple one, the Company believes that the manufacturing cost of Novasome lipid vesicles is less than that of phospholipid liposomes and other drug delivery vehicles. Novasome lipid vesicles also have a large, stable central core that allows them to entrap and deliver a wide variety of substances that may be too large or chemically disruptive for phospholipid liposomes. In addition, the Company is able to manipulate the structure and size of Novasome lipid vesicles in order to vary the amount and rate of drug delivery into the body. This may enable Novasome lipid vesicles to be utilized for the continuous delivery of therapeutics over extended periods of time.

  Micellar Nanoparticles

     Micellar nanoparticles are submicron-sized water miscible lipid structures that have different structural characteristics and are generally smaller than Novasome lipid vesicles. MNPs, like Novasome lipid vesicles, are derived from amphiphile molecules.

     Novavax scientists have demonstrated the ability to incorporate alcohol soluble drugs, and pesticides, vaccine adjuvants, proteins, whole viruses, flavors, fragrances and colors into MNPs. MNPs have the ability to entrap ethanol or methanol soluble drugs and to deliver these drugs through intact skin. The MNP formulations used for the transdermal delivery of drugs have cosmetic properties similar to creams and lotions.

                           NOVAVAX PRODUCT CANDIDATES

  Topical Drug Delivery

     The Company is using its micellar nanoparticle technology in the development of ESTRASORB, a cream designed for the delivery of estradiol (natural estrogen) through the skin. Estrogen replacement therapy is currently used worldwide by menopausal and post menopausal women to prevent osteoporosis, cardiovascular disease and other menopausal symptoms (e.g. "hot flashes"). Current estrogen replacement products include oral tablets and more recently, transdermal patches. Oral estrogen tablets, however, have been associated with side effects primarily resulting from fluctuating blood hormone levels. Because of these side effects, transdermal patches for estrogen replacement were developed. While these patches help reduce blood hormone fluctuations, they may cause skin irritation and patient inconvenience associated with wearing and changing an external patch.

     The Company believes that ESTRASORB may offer several advantages over existing therapies used for estrogen replacement. ESTRASORB is a lotion that may be applied to the skin much like a typical cosmetic cream. The Company believes ESTRASORB will be able to deliver a continuous amount of estrogen to the patient without the fluctuations in blood hormone levels associated with oral tablets. In addition, ESTRASORB does not contain materials that may cause the skin irritation associated with transdermal patches.

     In 1995, the Company completed preclinical testing of ESTRASORB in a primate model. Results of this study demonstrated that ESTRASORB can be utilized to deliver estradiol through intact skin with maintenance of therapeutic serum estradiol levels for six days after a single topical application. Based on these results, the Company initiated a Phase I human clinical trial of ESTRASORB in 10 symptomatic menopausal women. In this study, each woman received a single topical application of ESTRASORB. This study was completed in the fourth quarter of 1996 with no significant adverse experiences noted. The Company plans to submit dose ranging clinical study plans for ESTRASORB to the United States Food and Drug Administration (the "FDA") in the first quarter of 1997.

     In September, 1996, the Company completed the preclinical testing of ANDROSORB (testosterone) in its MNP transdermal drug delivery platform. In these animal models, peak blood levels of testosterone delivered by ANDROSORB were approximately three times higher than that of testosterone dissolved in ethanol. After a single topical cream application, peak serum levels of testosterone were as high as 35 nanograms per milliliter and persisted in the therapeutic range for 48 hours.

     Testosterone replacement therapy is currently used by males who are testosterone deficient as a result of either primary or secondary hypogonadism. Testosterone in males is required to maintain sexual function and libido, maintain lean body mass, increase hemoglobin synthesis and maintain bone density. Current testosterone replacement therapy products include deep intramuscular injections or transdermal patches. The injections require frequent visits to a physician and maybe associated with pain at the injection site and abscess. The transdermal patches may cause skin irritation and patient inconvenience associated with wearing and changing two to three external patches per day.

     The Company believes that ANDROSORB may offer several advantages over current testosterone replacement therapies. ANDROSORB is a lotion that may be applied to the skin. This would eliminate the need for intramuscular injections. In addition, ANDROSORB does not contain materials that may cause the skin irritation associated with transdermal patches. As a result of its successful pre-clinical studies with ANDROSORB, the Company filed for and received an IND with the FDA in the fourth quarter of 1996. The Company has initiated a Phase I human clinical study in 10 testosterone deficient males. In this safety study, each male will receive a single topical application of ANDROSORB.

     In September, 1996, the Company also completed the preclinical testing of PROGESTSORB(TM) (progesterone) in its MNP transdermal drug delivery platform. PROGESTSORB was as effective as ethanol for delivery of progesterone transdermally. A single topical cream application of PROGESTSORB provided peak serum levels of 10 nanograms per milliliter, which persisted in the therapeutic range for 48 hours. The Company is developing an estrogen-progesterone product candidate in its MNP transdermal delivery system for preclinical testing.

     With its MNP transdermal drug delivery platform, the Company has now completed preclinical studies on three drugs (estradiol, testosterone and progesterone). Novavax plans to proceed with clinical development of these pharmaceutical products. The Company believes its MNP and other technologies are suitable for the delivery of additional alcohol soluble, as well as other, drugs through the skin.

  Helicore Anti-microbial Preparations

     The Company has developed proprietary lipid structure formulations that it is using in the development of a non-antibiotic anti-bacterial preparation for the treatment of Helicobacter pylori ("H. pylori") infection in humans.

     H. pylori was recognized in 1994 by the National Institutes of Health (the "NIH") as a causative agent of peptic ulcer disease, antral gastritis and certain types of gastric cancer. It is estimated that 30-80 million adults in the U.S. are infected with H. pylori. Each year the treatment of complications of H. pylori infections (i.e. peptic ulcer disease) in the U.S. alone costs in excess of five billion dollars.

     Current therapies for the treatment of H. pylori include the use of antibiotics alone or antibiotics in combination with drugs that inhibit acid production in the stomach. Problems associated with such therapies include, but are not limited to, cost, toxicity, failure to sufficiently eradicate all the bacteria, and acquired resistance to the antibiotic.

     In the fourth quarter of 1995, the Company completed a single-dose Phase I human clinical study involving 20 subjects in which no clinically significant side effects were found. Based on the results of this study, in March, 1996, the Company began a multiple-dose Phase I human clinical trial involving 20 non-symptomatic patients diagnosed with H. pylori infection. The Company recently received permission from the

FDA to proceed with the testing of Helicore (p10)(TM), an additional oral non-antibiotic anti-bacterial preparation developed to eradicate H. pylori bacteria. Helicore(p10) was given in multiple doses to 10 non-symptomatic H. pylori positive subjects and no clinically significant side effects were noted. This additional preparation brings the total number of Helicore products in human clinical testing in non-symptomatic H. pylori infected patients to three. The study was completed in the fourth quarter of 1996 with no significant adverse experiences reported. The Company hopes to initiate Phase II clinical trials with Helicore in 1997.

  Vaccine Adjuvants

     Adjuvants are substances that make vaccines more effective. The Company believes that certain of its organized lipid structures (e.g. Novasome lipid vesicles and MNPs) may provide effective and safe adjuvant carrier systems for a variety of vaccines. The Company believes both Novasome lipid vesicles and MNPs may be used as vaccine adjuvants and protective carriers in a variety of circumstances, including: (i) encapsulation and protection of delicate antigenic materials from destruction by the body's normal enzymatic processes; (ii) encapsulation of toxic materials, such as endotoxins and other potent toxins, for gradual releases thereby providing protection of the body from the toxin while generating an immune response to the toxic antigen; (iii) presentation of small peptide antigens to elicit a heightened cellular immune response; and (iv) delivery of genes and other molecules into targeted cells.

MANUFACTURING

     The development and manufacture of the Company's products are subject to good laboratory practices ("GLP") and good manufacturing practices ("GMP") requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. With its patented Novamix(R) and other production machinery, the Company currently has the ability to produce quantities of Novasome lipid vesicles sufficient to support its current needs. The Company also has the ability to produce quantities of Novasome lipid vesicles and MNP sufficient to support its needs for early-stage clinical trials. It does not presently have FDA certified facilities capable of producing the larger quantities of pharmaceutical products required for larger scale clinical trials or commercial production. The Company will need to acquire such manufacturing facilities for later stage clinical trials and commercial production of its own pharmaceuticals, or rely on collaborators, licensees or contract manufacturers. There can be no assurance that the Company will be able to obtain such facilities or manufacture such products in a timely fashion at acceptable quality and prices, that it or its suppliers will be able to comply with GLP or GMP, as applicable, or that it or its suppliers will be able to manufacture an adequate supply of product.

MARKETING

     The Company plans to market its pharmaceuticals and vaccine adjuvants for which it obtains regulatory approvals either through joint ventures or corporate partnering arrangements. The Company expects that such arrangements could include technology licenses, research funding, milestone payments, collaborative product development, royalties and equity investments in Novavax. Implementation of this strategy will depend on many factors, including the market potential, the success in developing relationships with distributors or marketing partners for the Company's products and the financial resources available to the Company.

COMPETITION

     A number of large companies, such as Novartis, Procter & Gamble, American Home Products, Parke-Davis, Solvay Pharmaceuticals, SmithKline Beecham, Abbott Laboratories, Ortho Pharmaceuticals and Mead Johnson Laboratories, produce and sell estrogen preparations for clinical indications identical to those the Company proposes to target. SmithKline Beecham currently markets a transdermal testosterone patch and Novartis markets an estrogen transdermal patch. The competition to develop FDA approved hormone replacement therapies is intense and no assurance can be given that the Company's product candidates will be developed into commercially successful products.

     Many companies, such as Merck, Merck-Astra, Glaxo-Wellcome, Procter & Gamble, SmithKline Beecham, OraVax and others, are currently evaluating various treatment programs for peptic ulcer disease and the treatment of H. pylori. Most of the therapies under investigation today involve a combination of a currently used ulcer treatment medication (e.g., Prilosec(R), Zantac(R) or Tagamet(R)) in association with an antibiotic (e.g., Amoxicillin, Flagyl(R) or Biaxin(R)). The market for the development of treatment programs for peptic ulcer disease and H. pylori infection is competitive and no assurance can be given that the Company's
H. pylori product candidates will be developed into commercially successful products.

     A number of other companies have been working on vaccine adjuvants for use in human vaccines. These include, but are not limited to, Chiron, Ribi Immunochem Research, Cambridge Biotech, Iscotec, Proteus International and Biomira. The competition to develop FDA-approved human vaccine adjuvants is intense and no assurance can be given that the Company's adjuvant product candidates will be developed into commercially successful products.

     Primary competitors in the development of lipid structure and vesicle encapsulation technologies are The Liposome Company, Sequus Pharmaceuticals, Nexstar Pharmaceuticals and L'Oreal, as well as other pharmaceutical, vaccine and chemical companies. The Company believes that, except for L'Oreal, these companies have focused their development efforts on pharmaceutical carrier systems for the treatment of infections and certain cancers. To the Company's knowledge, The Liposome Company, Sequus and Nexstar all base their lipid vesicle technologies on phospholipids.

     Most of the Company's competitors are larger than the Company and have substantially greater financial, marketing and technical resources. In addition, many of these competitors have substantially greater experience than the Company in developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, if the Company commences commercial sales of pharmaceuticals, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. If any of the competitors develop new encapsulation technologies that are superior to the Company's Novasome encapsulation technology, the ability of the Company to expand into the pharmaceutical and vaccine adjuvant markets will be materially and adversely affected.

     Competition among products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of market introduction of the Company's or competitors' products. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company's competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

RESEARCH AND DEVELOPMENT

     The Company's research is focused principally on the development, marketing and licensing of formulations for topical drug delivery and therapeutic products, including anti-bacterial and anti-viral products and adjuvants for vaccines. The Company intends to use third-party funding when available, either through government or research grants or through collaborations, joint ventures or strategic alliances with other companies, particularly potential users or distributors of the Company's products. Because of the substantial funds required for clinical trials, the Company will have to obtain additional financing for its future human clinical trials. No assurance can be given that such financing will be available on terms attractive to the Company, if at all.

     The Company bases its development decisions on development costs and potential return on investment, regulatory considerations, and the interest, sponsorship and availability of funding from third parties.

     As of December 31, 1996, the Company's research and development staff numbered 11 individuals. In addition to its internal research and development efforts, the Company encourages the development of product candidates in areas related to its present lines by working with universities and government agencies.

Novavax's gross research and development expenditures, before amounts received from other companies, approximated $3,716,000, $3,708,000 and $2,860,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

PATENTS AND PROPRIETARY INFORMATION

     The Company, through a wholly-owned subsidiary, holds 36 U.S. patents and 58 foreign patents covering its technologies (which include a wide variety of component materials, its continuous flow vesicle production process and its Novamix production equipment). The Company believes that these patents are important for the protection of its technology as well as certain of the development processes that underlie that technology. In addition, 15 U.S. patent applications and many foreign patent applications are pending covering various components and applications of the Novavax technologies.

     The Company expects to engage in collaborations, sponsored research agreements and preclinical testing agreements in connection with its future pharmaceutical products and vaccine adjuvants, as well as clinical testing agreements with academic and research institutions and U.S. government agencies, such as the NIH, to take advantage of the technical expertise and staff of these institutions and to gain access to clinical evaluation models, patients and related technologies. Consistent with pharmaceutical industry and academic standards, and the rules and regulations promulgated under the federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by the Company will not be treated as confidential and that the Company will be required to negotiate a license to any such developments and results in order to commercialize products incorporating them. There can be no assurance that the Company will be able successfully to obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or nonexclusive basis.

GOVERNMENT REGULATION

     The Company's research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. The development, manufacturing and marketing of human pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

     In the United States, human pharmaceuticals are subject to rigorous FDA regulation including preclinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any product will receive such approval on a timely basis, if at all.

     The steps required before new products for use in humans may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an application for IND, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application ("NDA") for a new drug or a Product License Application ("PLA") for a new biologic to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the product.

     Preclinical tests include laboratory evaluation of product formulation, as well as animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to GMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of the preclinical tests, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the investigational new drug usually is administered to healthy human subjects and is tested for safety, dosage, tolerance, absorption, distribution, metabolism, excretion and pharmacokinetics. Phase II involves studies in a limited patient population to
(i) determine the efficacy of the investigational new drug for specific indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company or the FDA may suspend clinical trials at any time if the participants are being exposed to an unacceptable health risk. The FDA may deny an NDA or PLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post marketing testing and surveillance to monitor the safety of the Company's products.

     In addition to obtaining FDA approval for each PLA, an Establishment License Application ("ELA") must be filed and approved by the FDA for the manufacturing facilities of a biologic product before commercial marketing of the biologic product is permitted. The regulatory process may take many years and requires the expenditure of substantial resources.

     All data obtained from development programs are submitted as an NDA or a PLA to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of the NDA or PLA and the associated ELA is required before marketing may begin in the United States. Although the FDA's policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA frequently requests that additional information be submitted requiring significant additional review time. Essentially, all proposed products of the Company will be subject to demanding and time-consuming NDA or PLA or similar approval procedures in the countries where the Company intends to market its products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling and advertising and marketing procedures. Effective commercialization also requires inclusion of the Company's products in national, state, provincial or institutional formularies or cost reimbursement systems.

     In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

     In both domestic and foreign markets, the ability of the Company to commercialize its product candidates will depend, in part, on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products. There can be no assurance that Novavax-developed products will be considered cost effective. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. There can be no assurance that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government and other third-party payers are increasingly attempting to contain medical costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of the Company's therapeutic products, the market acceptance of these products would be adversely affected.

     There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the medical care system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for medical goods and services may take in response to any medical reform proposals or legislation. The Company cannot predict the effect medical reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

EMPLOYEES

     The Company had 18 full-time employees as of December 31, 1996, of whom 11 are in research and development. The Company has no collective bargaining agreement with its employees and believes that its employee relations are good.

     Under a Transition Services Agreement, established at the time of the Distribution, IGI continued to provide certain administrative services to Novavax, including services relating to human resources, purchasing and accounting, data processing and payroll services from the day of the Distribution until June 30, 1996. Novavax paid IGI a fee for all services provided by IGI employees, based on IGI's cost.

     In addition to the services described in the Transition Services Agreement, Edward B. Hager served as Chairman of the Board and Chief Executive Officer through June 30, 1996 (the "Transition Termination Date") and John P. Gallo served as Chief Operating Officer through June, 1996 and Treasurer until May, 1996. Prior to the Transition Termination Date, Dr. Hager devoted the majority of his time to IGI and received no compensation for his services as an officer of Novavax. Mr. Gallo devoted approximately one half of his business time through the Transition Termination Date to Novavax and its business, and IGI and Novavax each agreed to pay Mr. Gallo one half of his annual compensation.

     On July 1, 1996, John O. Marsh, Jr. succeeded Dr. Hager as Chairman and Chief Executive Officer. Subsequently, Mr. Marsh appointed Denis M. O'Donnell, M.D., the President of Novavax, to the additional position of Chief Operating Officer to succeed Mr. Gallo in that role. Dr. Hager and Mr. Gallo remain Directors of the Company. In addition, in May, 1996, Ms. Elaine T. Bennett was appointed Vice President, Treasurer and Chief Financial Officer of the Company.

     On February 25, 1997, Mr. Marsh announced his retirement as Chairman of the Board of Directors, effective immediately, and as Chief Executive Officer effective upon the arrival of his replacement. The Board then elected Richard F. Maradie as Chief Executive Officer commencing March 4, 1997. Dr. Hager was elected as Chairman of the Board of Directors.

ITEM 2.  PROPERTIES

     The Company leases approximately 12,000 square feet of administrative offices and laboratory space located at 8320 Guilford Road, Columbia, Maryland. The Company believes this space is adequate for its early stage clinical trials. Additional funding will be necessary to meet the cost requirements of expanding the manufacturing facility for later stage clinical trials and commercial scale-up.

     The Company also leases 1750 square feet of space located in Rockville, Maryland. This space contains the Company's certified animal facility and laboratories for its biologics development which includes the vaccine adjuvant program.

ITEM 3.  LEGAL PROCEEDINGS

     On February 6, 1996, Johnson & Johnson and its wholly-owned subsidiary Ortho-McNeil, Inc. (collectively, "J&J") filed a lawsuit against the Company's subsidiary, Micro-Pak, Inc., and the Company's former parent, IGI, Inc. and its subsidiaries in the United States District Court for the District of New Jersey alleging trademark infringement and trademark dilution. J&J alleged that IGI's use of the names NOVA

SKIN, NOVA SKIN CARE and NOVA-AESTHETICS infringed on rights associated with J&J's trademark RENOVA for a prescription drug. This lawsuit has been settled, with no liability incurred by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with the Company's By-laws.

                                               PRINCIPAL OCCUPATION AND OTHER BUSINESS
             NAME               AGE               EXPERIENCE DURING PAST FIVE YEARS
------------------------------  ---     ------------------------------------------------------
Edward B. Hager, M.D. ........  65      Chairman of the Board since February, 1997. Director
                                        of Novavax since its founding in 1987. Chairman of the
                                          Board and Chief Executive Officer of Novavax, Inc.
                                          from 1987 through June, 1996. Chairman of the Board,
                                          Chief Executive Officer and Director of IGI, Inc.,
                                          an animal health products and cosmetics company,
                                          since its founding in 1977.
Richard F. Maradie............  49      Chief Executive Officer of Novavax since March, 1997.
                                        Co-Founder, President and Chief Executive Officer of
                                          Protyde Pharmaceuticals, Inc. from 1994 to 1997.
                                          Executive Vice President and Chief Operating Officer
                                          of Platelet Research Products, Inc. from 1991 to
                                          1994. President and Chief Executive Officer of VimRx
                                          Pharmaceuticals, Inc. from 1988 to 1991. Executive
                                          Vice President and Chief Operating Officer of
                                          Creative Biomolecules, Inc. from 1987 to 1988.
                                          Senior Director Cetus Corp. and General Manager and
                                          Chairman of the Board of Managers for Cetus/BenVenue
                                          Oncology Therapeutics from 1983 to 1987. Director of
                                          Oncology Marketing and Sales of Adria Laboratories,
                                          Inc. from 1974 to 1983.
Denis M. O'Donnell, M.D. .....  43      President of Novavax since September, 1995 and Chief
                                          Operating Officer of Novavax since July, 1996. Vice
                                          President, Business Development of Novavax from 1992
                                          to September, 1995. Vice President of IGI from 1991
                                          to 1995. From 1986 to 1991, Dr. O'Donnell was the
                                          Director of the Clinical Research Center of MTRA,
                                          Inc., a provider of contract pharmaceutical
                                          research. Director of Elxsi Corporation, a holding
                                          company for companies in diverse fields, since
                                          March, 1996.
D. Craig Wright, M.D. ........  46      Vice President, Research and Development and
                                        Operations of Novavax since 1993. Founder and Senior
                                          Director of Medical Research of Univax Biologics,
                                          Inc., a biopharmaceutical company, from 1988 to
                                          1992.
Elaine T. Bennett.............  41      Vice President,Treasurer and Chief Financial Officer
                                        of Novavax since May, 1996. Controller of IGI, Inc. in
                                          1996. Assistant Controller of IGI, from 1987 to
                                          1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There were 1,058 stockholders of record as of March 20, 1997. The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all of its earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

     Since December 12, 1995, the principal market for the Company's Common Stock ($.01 par value) has been the American Stock Exchange. The Company's stock trades under the symbol "NOX". Prior to December 12, 1995, the Company was a majority-owned subsidiary of IGI. The following table shows the range of high and low closing prices of the Company's common stock on the American Stock Exchange for the period indicated.

                                                                     HIGH     LOW
                                                                     ----     ---
            1996
              First quarter........................................   $6 5/8  $3  3/8
              Second quarter.......................................    8 1/4   5  1/4
              Third quarter........................................    7 1/8   3  1/8
              Fourth quarter.......................................    4 5/8   2  7/8
            1995
              Fourth quarter (December 12, 1995 through
                 December 31, 1995)................................   $5      $3

ITEM 6.  SELECTED FINANCIAL DATA

                         NOVAVAX, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

                                                 FOR THE YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------------
                                 1992           1993           1994           1995           1996
                              -----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS
  DATA:
  Revenues:
  Research revenues (1).....  $   940,900    $   380,700    $   475,000    $        --    $        --
  Sales.....................           --             --             --             --         55,553
  Royalties from former
     parent (2).............       86,555        198,546        209,877        268,002             --
  Total revenues............    1,027,455        579,246        684,877        268,002         55,553
  Costs and expenses:
     Selling and
       marketing............      246,679        278,836        323,640        398,776             --
     General and
       administrative (3)...    1,314,741      1,976,356      2,162,431      2,905,873      1,874,418
     Research and
       development..........    1,720,220      2,701,038      2,860,048      3,708,005      3,715,545
     Interest expense to
       former parent(4).....      193,471        413,049      1,028,794      1,749,706             --
     Interest income........           --             --             --             --       (137,539)
     Income tax expense.....           --             --             --             --         98,094
  Net loss..................   (2,447,656)    (4,790,033)    (5,690,036)    (8,494,358)    (5,494,985)
  Loss per common and common
     equivalent share.......                                               $     (0.85)   $     (0.54)
  Weighted average number of
     common shares
     outstanding............                                                 9,937,936     10,132,896
BALANCE SHEET DATA:
  Total current assets......  $   174,932    $   268,050    $   501,845    $ 4,761,199    $ 3,153,105
  Working capital...........        9,346        202,914        306,159      4,330,412      2,571,838
  Total assets..............    2,475,342      2,819,631      3,132,688      7,529,544      5,721,952
  Capital lease
     obligations............           --             --             --             --         34,351
  Stockholders' (deficit)
     equity.................     (609,309)    (1,070,994)    (2,202,868)     7,098,757      5,117,078

---------------
(1) Includes payments for licensing agreements and technology application review.

(2) Includes royalties for product sales in IGI's animal health products and cosmetic and consumer products businesses through the date of the Distribution.

(3) Includes administrative expenses incurred by IGI allocated to Novavax through the date of the Distribution.

(4) Interest expense is solely attributable to debt incurred by Novavax to fund its operations through the date of the Distribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Such statements should be read in conjunction with the cautionary factors described in Exhibit 99 attached to this report and incorporated into this discussion by this reference and the consolidated financial statements and related notes included elsewhere. The Company's future operating results may be affected by various trends and factors that are beyond the Company's control. These include, among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the pharmaceutical and vaccine industries. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax and its subsidiaries. The discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 8 to this Report.

     On December 12, 1995, the Company's former parent, IGI, Inc., distributed its majority interest in Novavax to the IGI stockholders (the "Distribution"). Prior to the Distribution, IGI owned 93.2% of the outstanding shares of the Company, all of which were distributed to IGI stockholders. Certain periods covered by the discussion below occurred when the Company was a subsidiary of IGI and may not be indicative of current or future performance.

RESULTS OF OPERATIONS

     The Company has incurred net losses since its inception from the development of its technologies to human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to increase in the near-term, as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company's products , or until such time as revenues, to offset the losses, are sufficient to fund its continuing operations.

     Until the second quarter of 1996, the Company had recorded revenues from two sources: (i) research revenues from industry partners in consideration of either exclusive licenses or technology application reviews and (ii) royalty revenues that were attributable to product sales by IGI. Revenues from the sale of scientific prototype vaccines and adjuvants have been recorded in the second, third and fourth quarters of 1996.

1996 COMPARED TO 1995

     The net loss of $5,494,985 for the year ended December 31, 1996 was $2,999,373, or 35%, lower than the net loss of $8,494,358 for the year ended December 31, 1995. The 1996 net loss includes $1,506,790, compared to $101,183 included in the 1995 net loss, of non-cash compensation expense. This compensation expense relates to the amortization of below-market priced stock options and warrants issued at the time of the Distribution. Other non-cash charges include $334,564 for the disposal of property and equipment and $328,226 of depreciation and patent amortization expense. Non-cash charges of $272,886 for depreciation and patent amortization have been included in the 1995 expense.

     Revenues of $55,533 were recognized during the year ended December 31, 1996 from the sale of scientific prototype vaccines and adjuvants. Novavax earned royalties from IGI of 10% of licensed product sales, or $268,002, in the year ended December 31, 1995.

     Total operating expenses were $5,589,963 in 1996, decreasing $1,422,691, or 20%, from the $7,012,654 incurred in 1995. Reduced cash resources have caused the Company to reduce spending, achieve other efficiencies and have caused the Company to focus its efforts on the development of its three lead product candidates in connection with FDA human clinical trials.

     Selling, general and administrative expenses include all costs associated with the marketing of the Company's technology to potential industry partners, related cost associated with management and adminis-trative expenses. Costs associated with the Distribution are included in the 1995 expenses. Total selling, general and administrative expenses were $1,874,418 and $3,304,649 for the years ended December 31, 1996 and 1995, respectively. Nonrecurring charges of $230,474 were incurred through June 30, 1996 for transitional services provided by IGI. The agreement providing for these services terminated on June 30, 1996 and no additional charges have been recorded. Certain costs included in the 1995 expenses were estimates allocated from IGI, based on Novavax being a separate public company, and may not compare with the actual costs Novavax incurred in 1996. These estimated costs were $850,000 for the year ended December 31, 1995.

     Research and development expenses, including scientific staffing, supplies and other costs related to the ongoing development of the Novavax technologies were $3,715,545 and $3,708,005 for the years ended December 31, 1996 and 1995, respectively. Although expenses appear to have remained relatively constant, the 1996 expenses include non-cash charges of $1,410,648, compared to $101,183 in 1995, related to the amortization of below-market priced stock options issued at the time of the Distribution, and non-cash charges of $334,564 for the disposal of property and equipment related to the closing of one of the Novavax subsidiaries' laboratory.

     Net interest income of $137,539 was recorded during the twelve months ended December 31, 1996, compared with net interest expense of $1,749,706 for the same period ended December 31, 1995, that was charged to Novavax by IGI for borrowings and notes due to IGI through the date of the Distribution to fund operating losses, capital equipment purchases and patent costs.

     In connection with the filing of the Company's 1995 tax return during 1996, it was determined that the Company had an Alternative Minimum Tax liability resulting from the cash received from IGI in return for the license. Net income tax expense of $98,094 for 1996 is attributable to the Alternative Minimum Tax calculation.

1995 COMPARED TO 1994

     Royalty revenues from IGI were $268,000 and $210,000 for the years ended December 31, 1995 and 1994, respectively. There were research revenues of $475,000 for the year ended December 31, 1994.

     As a result of the IGI License Agreement, which was entered into as a method of transferring the Novavax technologies, Novavax did not receive any additional royalty payments in the period from the Distribution to the end of fiscal year 1995. Novavax has presented the payment under the IGI License Agreement as a capital contribution in its financial statements to reflect the intercompany nature and substance of the transaction. The form was structured as a prepaid license agreement to address various considerations of the Distribution, including tax and financing considerations. For tax purposes, the transaction was treated as income for the period ended December 31, 1995. Novavax has recorded the license at its carryover basis because the transaction is a transfer made among entities under common control. As all costs of development for this technology have been expensed, with the exception of the patents retained by Novavax, the historical basis is zero.

     Selling, general and administrative expenses were approximately $3,305,000 and $2,486,000 for the years ended December 31, 1995 and 1994, respectively. Certain costs included in these expenses were estimated based on Novavax being a separate public company and may not reflect the actual costs that Novavax will incur in the future. These estimated costs were $850,000 and $779,000 for the years ended December 31, 1995 and 1994, respectively.

     Research and development expenses were approximately $3,708,000 and $2,860,000 for the years ended December 31, 1995 and 1994, respectively. The increase in these expenses related principally to increased efforts in the development of human vaccine and pharmaceutical applications of the Novavax technologies in connection with IND filings.

     Interest expense was approximately $1,750,000 and $1,029,000 for the years ended December 31, 1995 and 1994, respectively. The increase related to increased borrowing from IGI for operating losses, capital equipment and patent costs.

LIQUIDITY AND CAPITAL RESOURCES

     Novavax's future growth will depend on its ability to commercialize its Novavax technologies for human pharmaceutical applications. Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development of commercialization activities and arrangements. The Company's rapid evolution from a research phase company to a development stage biopharmaceutical company with products in human clinical trials prompted the need for expansion during 1996. On October 31, 1996, the Company completed the relocation of its administrative offices and pharmaceutical laboratories to a leased facility in Columbia, Maryland. Further expansion necessary to establish commercial-scale manufacturing capabilities and the future purchases of capital equipment are subject to the Company's ability to raise funds through additional equity financing, or collaborative arrangements with corporate partners.

     Net cash used in 1996 for operating activities was $3,315,990. From the date of the Distribution, Novavax conducted its operations with approximately $5,000,000 paid by IGI under the IGI License Agreement, revenues of $55,533 from the sale of scientific prototype vaccines and adjuvants and $350,639 from the exercise of stock options. On October 30, 1996, Novavax received $1,655,877, net of all transaction costs, from the sale of 505,000 common shares that were privately placed with accredited institutional investors by Vector Securities International, Inc. On December 31, 1996, the Company had $2,982,078 in cash, cash equivalents and marketable securities on hand.

     On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares with Anaconda Opportunity Fund, L.P., an accredited institutional investor, at an aggregate price of $5,100,000. As part of the transaction, Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a three-year term. The transaction was closed on March 14, 1997. Upon closing, the Company received $4,100,000 in cash and a promissory note due March 27, 1997 in the amount of $1,000,000. Novavax estimates that the money received from the sale of the privately placed stock, along with its existing cash resources, will be sufficient to finance its operations at current levels of development activity for approximately 20 to 24 months.

     Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, especially relating to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted to available cash. Moreover, the Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax's technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto listed in the accompanying index to financial statements (Item 14) are filed as part of this Annual Report and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 15, 1997 (the "1997 Proxy Statement") under the captions "PROPOSAL 1 -- ELECTION OF DIRECTORS" and "Beneficial Ownership of Common Stock" and is incorporated herein by this reference. The Company expects to file the 1997 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 1996.

     Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in the Company's 1997 Proxy Statement under the captions "EXECUTIVE COMPENSATION" and "Director Compensation and Stock Options" and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Company's 1997 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Company's 1997 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)   (1)   Financial Statements:
              Report of Independent Accountants
              Consolidated Balance Sheets as at December 31, 1996 and 1995
              Consolidated Statements of Operations for the years ended December 31, 1996,
              1995 and 1994
              Consolidated Statements of Cash Flows for the years ended December 31, 1996,
              1995 and 1994
              Consolidated Statements of Stockholders' Equity for the years ended December 31,
              1996, 1995 and 1994
              Notes to Consolidated Financial Statements
        (2)   Financial Statement Schedules:
              Schedules are either not applicable or not required because the information required is contained in the financial statements or notes thereto.
              Condensed financial information of the Registrant is omitted since there are no substantial amounts of restricted net assets applicable to the Company's consolidated subsidiaries.
        (3)   Exhibits Required to be Filed by Item 601 of Regulation S-K.
        (a)   Exhibits marked with a single asterisk are filed herewith, and exhibits marked with a double asterisk reference management contract, compensatory plan or arrangement, filed in response to Item 14 (a)(3) of the instructions to Form
              10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.
         *    3.1  Amended and Restated Certificate of Incorporation of Novavax, Inc.
         *    3.2  Amended and Restated By-laws of Novavax, Inc.
              4    Specimen stock certificate for shares of Common Stock par value $.01 per share. [Incorporated by reference to Exhibit 4.1 to the Company's Registration
                   Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the "Form
                   10").]
              10.1  Tax Matters Agreement between Novavax and IGI. [Incorporated by reference to Exhibit 10.1 to the Form 10.]
              10.2  Transition Services Agreement between Novavax and IGI. [Incorporated by reference to Exhibit 10.2 to the Form 10.]
              10.3  License Agreement between IGEN, Inc. And Micro-Pak, Inc. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1995, File No. 0-26770, filed April
                    1,1996, (the "1995 Form 10-K").]
         **   10.4  1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.4 to the form 10.]
         **   10.5  1995 Director Stock Option Plan. [Incorporated by reference to Exhibit
              10.5 to the Form 10.]
              10.6  Stock Purchase Agreement dated October 9, 1999 by and between the Company and the purchasers named therein. [Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-14305,
                    filed October 17, 1996.]
         *    10.7  Agreement of Lease by and between the Company and Rivers Center Associates
                    Limited Partnership, dated September 25, 1996.

              10.8  Stock and Warrant Purchase Agreement dated February 10, 1997 by and between the Company and Anaconda Opportunity Fund, L.P. [Incorporated by
                    reference to Exhibit 4.4 to the Company's Registration Statement on Form
                    S-3, File No. 333-22685, filed March 4, 1997(the "Anaconda S-3").]
              10.9  Form of Warrant issued by the Company to Anaconda Opportunity Fund, L.P.
                    [Incorporated by reference to Exhibit 4.5 to the Anaconda S-3.]
         **   10.10 Letter of Agreement dated February 26, 1997, by and between the Company
         *    and Richard F. Maradie.
         *    11     Net Loss Per Common Share and Common Equivalent Share
              21     List of Subsidiaries [Incorporated by reference to Exhibit 21 to the 1995
              Form 10-K.]
         *    23     Consent of Coopers & Lybrand L.L.P.
         *    27     Financial Data Schedule
         *    99     Important Factors Regarding Forward-Looking Statements

  (b)         Reports on Form 8-K:
              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVAVAX, INC.

                                          By:     /s/ RICHARD F. MARADIE

                                            ------------------------------------
                                                     Richard F. Maradie
                                                  Chief Executive Officer
Date: March 20, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

                   NAME                                   TITLE                     DATE
------------------------------------------    -----------------------------    ---------------

           /s/ EDWARD B. HAGER                Chairman of the Board             March 20, 1997
------------------------------------------
             Edward B. Hager

          /s/ RICHARD F. MARADIE              Chief Executive Officer           March 20, 1997
------------------------------------------
            Richard F. Maradie
          /s/ ELAINE T. BENNETT               Vice President, Principal         March 21, 1997
------------------------------------------    Financial and Accounting
            Elaine T. Bennett                 Officer

           /s/ WAYNE A. DOWNING               Director                          March 20, 1997
------------------------------------------
             Wayne A. Downing

            /s/ JOHN P. GALLO                 Director                          March 20, 1997
------------------------------------------
              John P. Gallo

            /s/ JANE E. HAGER                 Director                          March 20, 1997
------------------------------------------
              Jane E. Hager

          /s/ MITCHELL J. KELLY               Director                          March 20, 1997
------------------------------------------
            Mitchell J. Kelly

          /s/ J. MICHAEL LAZARUS              Director                          March 20, 1997
------------------------------------------
            J. Michael Lazarus

          /s/ JOHN O. MARSH, JR.              Director                          March 20, 1997
------------------------------------------
            John O. Marsh, Jr.

         /s/ RONALD A. SCHIAVONE              Director                          March 20, 1997
------------------------------------------
           Ronald A. Schiavone

           /s/ RONALD H. WALKER               Director                          March 20, 1997
------------------------------------------
             Ronald H. Walker

                                 EXHIBIT INDEX

EXHIBIT                                                                                    PAGE
-------                                                                                    ----
  3.1
  3.2
  4                                                                                         *
 10.1                                                                                       *
 10.2                                                                                       *
 10.3                                                                                       *
 10.4                                                                                       *
 10.5                                                                                       *
 10.6                                                                                       *
 10.7
 10.8                                                                                       *
 10.9                                                                                       *
 10.10
 11
 21                                                                                         *
 23
 27
 99

---------------
* These exhibits are incorporated by reference

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Novavax, Inc.:

     We have audited the accompanying consolidated balance sheets of Novavax, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novavax, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/  COOPERS & LYBRAND L.L.P.

                                          COOPERS & LYBRAND L.L.P.

Rockville, Maryland
February 7, 1997 except
as to Note 13 for which
the date is March 14, 1997

                         NOVAVAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                      1996             1995
                                                                  ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  2,481,258     $  4,634,236
  Marketable securities.........................................       500,820               --
  Receivable from former parent, net............................            --           54,754
  Prepaid expenses and other current assets.....................       171,027           72,209
                                                                  ------------     ------------
     Total current assets.......................................     3,153,105        4,761,199
                                                                  ------------     ------------
Property and equipment, net.....................................       977,911        1,400,998
Patent costs, net...............................................     1,494,880        1,357,547
Other assets....................................................        96,056            9,800
                                                                  ------------     ------------
          Total assets..........................................  $  5,721,952     $  7,529,544
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations.....................................  $     10,744     $         --
  Accounts payable..............................................       367,754          391,887
  Accrued payroll...............................................       196,593           38,900
  Payable to former parent......................................         6,176               --
                                                                  ------------     ------------
     Total current liabilities..................................       581,267          430,787
                                                                  ------------     ------------
Capital lease obligations, less current maturities..............        23,607               --
                                                                  ------------     ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized.................................................            --               --
  Common stock, $.01 par value, 30,000,000 shares authorized,
     10,660,710 and 9,937,936 shares issued and outstanding in
     1996 and 1995, respectively................................       106,607           99,379
  Additional-paid in capital....................................    32,409,899       30,188,122
  Accumulated deficit...........................................   (26,796,164)     (21,301,179)
  Deferred compensation on stock options granted................      (603,264)      (1,887,565)
                                                                  ------------     ------------
     Total stockholders' equity.................................     5,117,078        7,098,757
                                                                  ------------     ------------
          Total liabilities and stockholders' equity............  $  5,721,952     $  7,529,544
                                                                  ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Revenues:
  Research revenues.................................  $        --     $        --     $   475,000
  Sales.............................................       55,533              --              --
  Royalties from former parent......................           --         268,002         209,877
                                                      -----------     -----------     -----------
     Total revenues.................................       55,533         268,002         684,877
                                                      -----------     -----------     -----------
Operating expenses:
  Selling and marketing.............................           --         398,776         323,640
  General and administrative........................    1,874,418       2,905,873       2,162,431
  Research and development..........................    3,715,545       3,708,005       2,860,048
                                                      -----------     -----------     -----------
     Total operating expenses.......................    5,589,963       7,012,654       5,346,119
                                                      -----------     -----------     -----------
  Loss from operations..............................   (5,534,430)    (6, 744,652)     (4,661,242)
  Interest expense to former parent                            --      (1,749,706)     (1,028,794)
  Interest income, net..............................      137,539              --              --
                                                      -----------     -----------     -----------
  Loss before income taxes..........................   (5,396,891)     (8,494,358)     (5,690,036)
                                                      -----------     -----------     -----------
Income tax expense..................................      (98,094)             --              --
                                                      -----------     -----------     -----------
Net loss............................................  $(5,494,985)    $(8,494,358)    $(5,690,036)
                                                      ===========     ===========     ===========
Loss per common and common equivalent share.........  $    (0. 54)    $     (0.85)
                                                      ===========     ===========
Weighted average number of common shares
  outstanding.......................................   10,132,896       9,937,936
                                                      ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Cash flows from operating activities:
  Net loss..........................................  $(5,494,985)    $(8,494,358)    $(5,690,036)
     Reconciliation of net loss to net cash used by
       operating activities:
       Non-cash restructuring and
          recapitalization..........................           --       1,513,253              --
       Reimbursement to former parent...............           --        (250,000)             --
       Non-cash compensation expense................    1,506,790         101,183              --
       Depreciation and amortization................      328,225         272,886         255,901
       Disposal of property and equipment...........      334,564              --              --
     Changes in assets and liabilities:
       Accounts receivable..........................           --         475,000        (341,000)
       Prepaid expenses and other assets............     (185,074)        (58,993)        149,971
       Payable to/Receivable from former parent.....       60,930         (54,754)             --
       Accounts payable and accrued expenses........      133,560         235,101         130,549
                                                      -----------     -----------     -----------
Net cash used by operating activities...............   (3,315,990)     (6,260,682)     (5,494,615)
                                                      -----------     -----------     -----------
Cash flows from investing activities:
  Purchase of marketable securities.................     (500,820)             --              --
  Capital expenditures..............................      (98,363)        (45,562)       (128,269)
  Deferred patent costs.............................     (244,321)       (367,418)       (251,404)
                                                      -----------     -----------     -----------
Net cash used by investing activities...............     (843,504)       (412,980)       (379,673)
                                                      -----------     -----------     -----------
Cash flows from financing activities:
  Payable to former parent..........................           --       2,081,776       1,314,381
  Notes payable to former parent....................           --       4,172,401       4,558,162
  License agreement with former parent..............           --       5,000,000              --
  Exercise of stock options.........................      350,639          37,500              --
     Proceeds from the private placement of common
       stock, net...................................    1,655,877              --              --
                                                      -----------     -----------     -----------
Net cash provided by financing activities...........    2,006,516      11,291,677       5,872,543
                                                      -----------     -----------     -----------
Net change in cash and cash equivalents.............   (2,152,978)      4,618,015          (1,745)
Cash and cash equivalents at beginning of the
  period............................................    4,634,236          16,221          17,966
                                                      -----------     -----------     -----------
Cash and cash equivalents at end of the period......  $ 2,481,258     $ 4,634,236     $    16,221
                                                      ===========     ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                             DEFERRED
                            COMMON STOCK        ADDITIONAL    NOTE PAYABLE    COMBINED                     COMPENSATION
                        ---------------------     PAID-IN      TO FORMER       ENTITY                        ON STOCK
                          SHARES     DOLLARS      CAPITAL        PARENT        CAPITAL       DEFICIT      OPTIONS GRANTED
                        ----------   --------   -----------   ------------   -----------   ------------   ---------------
Balance, January 1,
  1994................      14,973                            $ 8,293,437    $ 4,974,000   $(14,338,431)
  Proceeds from
    payable to former
    parent............                                          4,558,162
  Net loss............                                                                       (5,690,036)
                        ----------                            ------------   -----------   ------------
Balance, December 31,
  1994................      14,973                             12,851,599      4,974,000    (20,028,467)
  Proceeds from
    payable to former
    parent............                                                                        7,221,646
  Proceeds from note
    payable to former
    parent............                                          4,172,401
  Restructuring and
   recapitalization...   9,872,963     98,879    23,162,374   (17,024,000)    (4,974,000)
  License agreement
    with former
    parent............                            5,000,000
  Options granted as
    compensation......                            1,988,748                                                  (1,988,748)
  Amortization of
    deferred
    compensation......                                                                                          101,183
  Exercise of stock
    options...........      50,000        500        37,000
  Net loss............                                                                       (8,494,358)
                        ----------   --------   -----------   ------------   -----------   ------------     -----------
Balance, December 31,
  1995................   9,937,936     99,379    30,188,122            --             --    (21,301,179)     (1,887,565)
  Options and warrants
    granted as
    compensation......                              222,489                                                    (222,489)
  Amortization of
    deferred
    compensation......                                                                                        1,506,790
  Private sale of
    common stock,
    net...............     505,000      5,050     1,650,827
  Exercise of stock
    options...........     217,774      2,178       348,461
  Net loss............                                                                       (5,494,985)
                        ----------   --------   -----------   ------------   -----------   ------------     -----------
Balance, December 31,
  1996................  10,660,710   $106,607   $32,409,899   $        --    $        --   $(26,796,164)    $  (603,264)
                        ==========   ========   ===========   ============   ===========   ============     ===========

                            TOTAL
                        STOCKHOLDERS'
                           EQUITY
                          (DEFICIT)
                        -------------
Balance, January 1,
  1994................   $(1,070,994)
  Proceeds from
    payable to former
    parent............     4,558,162
  Net loss............    (5,690,036)
                         -----------
Balance, December 31,
  1994................    (2,202,868)
  Proceeds from
    payable to former
    parent............     7,221,646
  Proceeds from note
    payable to former
    parent............     4,172,401
  Restructuring and
   recapitalization...     1,263,253
  License agreement
    with former
    parent............     5,000,000
  Options granted as
    compensation......            --
  Amortization of
    deferred
    compensation......       101,183
  Exercise of stock
    options...........        37,500
  Net loss............    (8,494,358)
                         -----------
Balance, December 31,
  1995................     7,098,757
  Options and warrants
    granted as
    compensation......            --
  Amortization of
    deferred
    compensation......     1,506,790
  Private sale of
    common stock,
    net...............     1,655,877
  Exercise of stock
    options...........       350,639
  Net loss............    (5,494,985)
                         -----------
Balance, December 31,
  1996................   $ 5,117,078
                         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Description of Business

     Novavax, Inc., a Delaware corporation ("Novavax" or the "Company"), is a biopharmaceutical company focusing on the research and development of proprietary topical and oral drug delivery technologies. The Company's technology platforms involve the use of proprietary organized lipid structures made into microscopic vesicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, anti-bacterial and anti-viral products and vaccine adjuvants. The Company currently has three lead product candidates in human clinical trials. ESTRASORB, a topical estrogen cream, and Helicore, an oral anti-bacterial preparation for the treatment of Helicobacter pylori infection, have completed Phase I studies. ANDROSORB, a topical testosterone cream, recently entered Phase I studies. The regulatory process is lengthy, requiring substantial funds, and the Company cannot predict when approval of any product or a license to sell any product might be issued. In addition, there can be no assurances the Company will have sufficient funds necessary or that the additional funds will be available at all or on acceptable terms. The Company also recognizes that the commercial launch of any product is subject to certain risk such as manufacturing scale-up and market acceptance.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Novavax (formerly Molecular Packaging Systems, Inc.), its wholly-owned subsidiaries (Micro-Pak, Inc.) ("Micro-Pak") and Micro Vesicular Systems, Inc. ("MVS")), and Lipovax, Inc. ("Lipovax", formerly known as Novavax, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements for the period January 1, 1995 through December 12, 1995 and for the year ended December 31, 1994 have been prepared for the aforementioned companies on a combined basis from books and records maintained by IGI, Inc. ("IGI"). These combined financial statements reflect the financial position and results of operations of the combined companies at their historical bases, including allocations of certain costs by IGI. The accounts and transactions between the companies have been eliminated. The financial statements may not be indicative of the results that would have been attained had the entities operated together independently of IGI.

2.  DISTRIBUTION

     On December 12, 1995 (the "Distribution Date"), IGI distributed to the holders of record of IGI's common stock, at the close of business on the Record Date, November 28, 1995, one share of the Company's common stock for every one share of IGI common stock outstanding (the "Distribution"). The Distribution resulted in 93.2% of the outstanding shares of the Company's common stock being distributed to holders of IGI common stock on a proportionate basis after taking into account the Restructuring and Recapitalization described in Note 3. As a result of the Distribution, the Company is no longer a subsidiary of IGI but an independent publicly-owned company whose shares are traded on the American Stock Exchange.

3.  RESTRUCTURING AND RECAPITALIZATION

     Prior to the Distribution, IGI consolidated its animal health products and cosmetics and consumer products businesses (the "Core Businesses") within itself and its subsidiaries and consolidated the biotechnology business (the "Biotechnology Business") within Novavax and its subsidiaries (the "Restructuring"). At the time of the Restructuring, IGI owned, through its wholly-owned subsidiary, IGEN, Inc. ("IGEN"), the following percentages of the voting power of the subsidiaries conducting the Biotechnology Business: 84.7% of the voting power of Novavax, the sole stockholder of both Micro-Pak and MVS, and 90.3% of the voting

                         NOVAVAX, INC. AND SUBSIDIARIES
power of Lipovax. The Biotechnology Business resided, and continues to reside, within Novavax, Micro-Pak, MVS and Lipovax. Prior to the Restructuring, the current and former employees of Novavax and Lipovax held approximately 15.3% and 9.7% of the voting power of Novavax and Lipovax, respectively.

     On September 20, 1995, Novavax, Lipovax and Novavax Acquisition Subsidiary, Inc., a wholly-owned subsidiary of Novavax created for purposes of the Restructuring ("Acquisition Corporation"), entered into a merger agreement (the "Merger Agreement"). The Merger Agreement, which was approved by Lipovax stockholders on October 12, 1995, provided, among other things, for a reverse triangular merger (the "Merger") in which Acquisition Corporation merged with and into Lipovax and Lipovax became a wholly-owned subsidiary of Novavax. As consideration for the Merger, Novavax issued an aggregate of 21,698 shares, of which 90.3% were issued to IGEN and the remaining 9.7% to the minority stockholders of Lipovax. The issuance of shares to the minority stockholders of Lipovax resulted in a charge to the statement of operations of $866,966 to reflect the purchase of in process research and development. After the Merger, IGEN owned 85.5% of the outstanding shares of Novavax, and the remaining 14.5% were held by the minority stockholders of Novavax (8.8%) and by the former minority stockholders of Lipovax (5.7%).

     As part of the Restructuring, Novavax issued to IGEN 41,569 shares of Novavax Common Stock in exchange for the transfer by IGEN to Novavax of all of IGEN's rights to the payment of $17,024,000 aggregate indebtedness owed to ImmunoGenetics, Inc., a wholly-owned subsidiary of IGEN (and the primary operating entity of the Core Businesses ("Immunogentics")), by MVS ($9,996,504) and Lipovax ($7,027,496) (collectively, "Novavax Sub Debt"). The Novavax Sub Debt resulted from loans made by ImmunoGenetics to MVS and Lipovax during the period from 1991 to the Distribution Date.

     The number of shares of Novavax Common Stock issued in exchange for the Novavax Sub Debt was based on the value of $409.54 per share of Novavax Common Stock. In connection with the Restructuring, Novavax converted $17,024,000 of these loans for 41,569 shares of Novavax stock.

     In addition to the Restructuring, Novavax recapitalized its capital stock (the "Recapitalization"). Immediately prior to the Recapitalization, Novavax's issued and outstanding capital stock consisted of approximately 75,240 shares of Class A Common Stock and 3,000 shares of Class B Common Stock. As a result of the Recapitalization, each share of Class A and Class B Common Stock was converted into approximately 126.37944 shares of Novavax Common Stock. After the Restructuring and Recapitalization, there were 9,887,936 shares of Novavax Common Stock outstanding.

     To complete the separation of the Core Businesses from the Biotechnology Business, on December 12, 1995, IGEN distributed all of the shares of Novavax Common Stock held by IGEN (approximately 93.2% of the voting securities of Novavax) to IGI in a transaction intended to qualify as a tax-free distribution under section 355 of the Code. IGI received a private letter ruling from the Internal Revenue Service("IRS") that the Distribution would not be taxable to IGI or its shareholders.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents and Marketable Securities

     Cash equivalents are considered to be short-term highly liquid investments with original maturities of 90 days or less. Marketable securities consist of investments in fixed income securities with original maturities of greater than three months and less than one year. Marketable securities are stated at cost which approximates market. Interest income is accrued as earned.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally five years. Amortization of

                         NOVAVAX, INC. AND SUBSIDIARIES
leasehold improvements is provided over the estimated useful lives of the improvements or the term of the lease, which ever is shorter. Furniture and equipment held under capital leases are amortized under the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

     Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operations.

  Patent Cost

     Costs associated with obtaining patents, principally legal costs and filing fees, are being amortized on a straight line basis over the remaining economic lives of the respective patents. The Company periodically evaluates the carrying amount of these assets based on current licensing and future commercialization efforts and if warranted, impairment would be recognized. Accumulated amortization of patent costs were $430,057 and $323,069 at December 31, 1996 and 1995, respectively.

  Revenue Recognition

     Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are produced and shipped. Revenues earned under research contracts are recognized when the related contract provisions are met.

  Net loss per share

     Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the twelve month period ended December 31, 1996. Pro forma net loss per common and common equivalent share for the year ended December 31, 1995 is based upon weighted average shares outstanding of 9,937,936 representing primarily shares issued in connection with the Recapitalization. These shares have been treated as outstanding as if the transaction had occurred on January 1, 1995. Options and warrants granted subsequent to the Distribution Date are antidilutive and therefore have not been included in shares outstanding.

  Income Taxes

     The Company's income taxes are determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 which requires the asset and liability method of accounting for income taxes. Under the asset and liability method deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     The effect on deferred taxes of changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is record based on management's determination of the ultimate realizability of future deferred tax assets. Novavax was included in IGI's consolidated federal income tax return through the effective date of the Distribution. Provisions for income taxes were calculated on a separate return basis and were determined in accordance with the provisions of SFAS No. 109.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include

                         NOVAVAX, INC. AND SUBSIDIARIES
valuation of patent costs and benefits for income taxes and related valuation allowances. Actual results could differ from those estimates.

5.  TRANSACTIONS WITH FORMER PARENT

  Charges

     Through the Distribution Date, IGI charged Novavax for expenses incurred on its behalf, including executive, legal, accounting, data processing, consulting, cash management, human resources and employee benefits. These costs were allocated on a variety of methods, including:

     - Specific identification based on estimates of time and services provided

     - Relative identification allocated based on Novavax's relationship to the entire pool of beneficiaries

     The allocation methods, while reasonable under the current circumstances, may not represent the cost of similar activities on a separate entity basis. Such costs have been included in general and administrative expenses, along with interest expense on these accumulated amounts for the periods presented. These amounts have been accumulated on Novavax's accompanying Balance Sheet as payable to parent through the Distribution Date, at which time such amounts were reversed to the Deficit since these charges will not be repaid.

     The net change in the payable to former parent consists of:

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    1995            1994
                                                                 -----------     ----------
    Allocated general and administrative expenses..............  $   839,650     $  779,223
    Interest expense...........................................      434,592        201,099
    Royalty revenues...........................................     (268,002)      (209,877)
    Payment of royalty revenues................................      268,002        546,324
    Credit for income taxes....................................      797,000             --
    Miscellaneous items........................................       10,534         (2,388)
    Reversal against deficit of payable to former parent.......   (7,221,646)            --
                                                                 -----------     -----------
    Net change in payable to parent............................  $(5,139,870)    $1,314,381
                                                                 ===========     ===========

  Borrowing Arrangements

     On the Distribution Date, Novavax had a note payable to IGI under which borrowings bore interest at IGI's borrowing rate. The note was converted into shares of Novavax common stock based on an appraisal of Novavax common stock. The outstanding loan balance of $17,024,000 was converted into 5,253,494 shares of Novavax common stock after the Restructuring and Recapitalization. Such amount was included in the Distribution and, accordingly, has been included in stockholders' equity in the accompanying balance sheets. In accordance with the plan of Distribution, $250,000, representing loans made by IGI to Novavax in excess of $17,024,000, was deducted from IGI's $5,000,000 payment due under the License Agreement. Novavax has no outside borrowing arrangements.

  Transition Services

     Under a Transition Services Agreement, established at the time of the Distribution, IGI continued to provide certain administrative services to Novavax, including services relating to human resources, purchasing and accounting, data processing and payroll services from the day of the Distribution until June 30, 1996. Novavax paid IGI a fee for all services provided by IGI employees, based on IGI's cost. The agreement was

                         NOVAVAX, INC. AND SUBSIDIARIES
terminated on June 30, 1996. Costs of $230,474 had been incurred for the six month period ended June 30, 1996. For the period December 13, 1995 through December 31, 1995, $35,000 of such costs were incurred. These charges have been offset in part by receivables due from IGI and recorded as a payable to former parent on the balance sheet.

  Royalty Revenues

     Novavax earned royalties from IGI at 10% of the sales of the licensed products. The agreements were terminated in connection with the Distribution and execution of the License Agreement. In connection with the Distribution, IGI paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "License Agreement") entitling it to the exclusive use of the Novavax Technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal health products; (ii) foods, food applications, nutrients and flavorings;
(iii) cosmetics, consumer products and dermatological over-the-counter and prescription products (excluding certain topically delivered hormones); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals; and the processes for making the same. IGI has the option, exercisable within the last year of the ten-year term, to extend the License Agreement for an additional ten-year period for $1,000,000. Novavax will retain the right to use its Novavax Technologies for all other applications, including human vaccines and pharmaceuticals. Novavax has presented the payment under the License Agreement as a capital contribution in its financial statements to reflect the intercompany nature and substance of the transaction. The form was structured as a prepaid license agreement to address various considerations of the Distribution including tax and financing considerations. For tax purposes, the transaction was treated as income for the period ended December 31, 1995. IGI has no further obligations or intentions to fund Novavax.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid an alternative-minimum tax liability, related to the tax effect of the licensing agreement with IGI and paid interest expense during 1996. The balances as of December 31, 1996, 1995 and 1994 are as follows:

                                                                1996       1995     1994
                                                              --------     ----     ----
        Tax liability.......................................  $100,000      --       --
        Interest paid.......................................    10,955      --       --

     For the years ended December 31, 1996, 1995 and 1994, the Company had the following non-cash financing and investing activities:

                                                            1996          1995      1994
                                                           -------     ----------   ----
        Reversal against deficit of payable to former           --     $7,221,646
          parent.........................................                            --
        Options granted as compensation..................       --     $1,988,748    --
        Capital lease obligation for the purchase of       $36,285
          furniture and equipment........................

                         NOVAVAX, INC. AND SUBSIDIARIES

7.  PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

                                                                 1996           1995
                                                              ----------     ----------
          Leasehold improvements..........................    $  321,506     $  335,898
          Machinery and equipment.........................       993,202      1,645,272
          Equipment under capital leases..................        36,285             --
          Furniture and fixtures..........................        32,130        125,604
                                                              ----------     ----------
                                                               1,383,123      2,106,774
          Less accumulated depreciation...................      (405,212)      (705,776)
                                                              ----------     ----------
                                                              $  977,911     $1,400,998
                                                              ==========     ==========

     During 1996, the disposal of $856,365, at cost, of property and equipment and $521,801 of accumulated depreciation was recorded relating to the closing of one of the Novavax subsidiaries' laboratory. Depreciation expense of $221,237, $189,085 and $193,401 was recorded in the years ended December 31, 1996, 1995 and 1994, respectively.

8.  STOCK OPTIONS AND WARRANTS

  1995 Stock Option Plan

     Various directors, officers and employees of IGI including those employed by Novavax have been awarded stock options under various IGI stock option plans at 100% of the fair market value of IGI's stock at the date of grant. In connection with the Distribution, the Board of Directors of Novavax authorized the grant of Novavax options to all holders of options to purchase IGI Common Stock as of the Distribution Date ("Spin-off Options"). The Spin-off Options were granted to such holders on substantially similar terms to the corresponding options to purchase IGI Common Stock. The number of shares of Novavax common stock under the options as compared to their IGI counterparts reflects the distribution ratio of one share of Novavax common stock for one share of IGI common stock. Exercise prices of the options were based on the relative market capitalization of IGI and Novavax on the 20 trading days immediately following the Distribution Date to restore holders of each option to the economic position prior to the Distribution Date. As of the Distribution Date, 2,034,015 Spin-off Options to purchase shares of Novavax common stock were granted to holders of options to purchase IGI common stock at $3.69 per share.

     Under the Novavax 1995 Stock Option Plan, options may be granted to officers, employees and consultants or advisors to Novavax and any future subsidiary to purchase a maximum of 4,000,000 shares of Novavax common stock (including the Spin-off Options). Incentive options, having a maximum term of ten years, can be granted at no less than 100% of the fair market value of Novavax's stock at the time of grant and are generally exercisable in cumulative increments over four years commencing one year from the date of grant. Both incentive and non-statutory stock options may be granted under the 1995 plan. There is no minimum exercise price for non-statutory stock options.

     The Board of Directors of Novavax granted, as of the Distribution Date, options to purchase 600,000 shares of Novavax common stock to various employees at an exercise price of $.01 per share. Concurrently, the Board granted options to purchase 415,000 shares of Novavax common stock at $3.24 per share to Novavax employees, the estimated fair market value. 890,000 of these options first become exercisable on the six month anniversary of the Distribution Date as to 50% of the shares covered thereby and as to an additional 25% of the shares on each of the first and second anniversaries of the Distribution Date. 125,000 of these options first become exercisable in increments of 25% of the shares on each of the first through fourth anniversaries of the Distribution Date. These options become immediately exercisable in the event of the

                         NOVAVAX, INC. AND SUBSIDIARIES
acquisition of Novavax, including a merger in which Novavax is not the surviving entity, the sale of all or substantially all of the assets of Novavax or the acquisition of a majority of the equity securities of Novavax. The options also become immediately exercisable in the event the optionee is terminated without cause. As of the Distribution Date, substitute options were issued in exchange for options to purchase Lipovax and MPS shares, which existed prior to the Distribution Date. 22,749 substitute options were issued for 180 options to purchase MPS shares using the recapitalization rate of 126.37944 shares described in Note 3. 28,871 substitute options were issued to purchase Lipovax shares.

  1995 Director Stock Option Plan

     The 1995 Director Stock Option Plan provides for the issuance of up to 500,000 shares of Novavax Common Stock. 80,000 and 120,000 options were granted under this plan in 1996 and 1995, respectively. In addition, each Eligible Director then serving as a director on the last business day of each of 1997 and 1998 will be granted a non-qualified option to purchase 10,000 shares of Common Stock. The exercise price per share is the fair market value on the date of grant. Options granted to Eligible Directors are exercisable in full beginning six months after the date of grant and terminate ten years after the date of grant.

     Such options cease to be exercisable at the earlier of their expiration or three years after an Eligible Director ceases to be a director for any reason. In the event that an Eligible Director ceases to be a director on account of his death, his outstanding options (whether exercisable or not on the date of death) may be exercised within three years after such date (subject to the condition that no such option may be exercised after the expiration of ten years from its date of grant).

     Activity under the 1995 Stock Option Plan and 1995 Director Stock Option Plan was:

                                                                                   WEIGHTED AVERAGE
                                                    SHARES           PRICE         PRICE PER SHARE
                                                  ----------     -------------     ----------------
Balance January 1, 1993.........................      22,749     $0.04                  $ 0.04
1995 Activity:
  Granted.......................................   3,197,886     $0.01 -- $5.37         $ 2.97
  Exercised.....................................     (50,000)    $0.75                  $ 0.75
  Canceled......................................      (2,000)    $3.66                  $ 3.66
                                                  ----------
December 31, 1995
1996 Activity:
  Shares under option...........................   3,168,635     $0.01 -- $5.37         $ 2.99
  Granted.......................................     740,000     $3.38 -- $7.00         $ 4.96
  Exercised.....................................    (217,774)    $0.01 -- $5.37         $ 1.61
  Canceled......................................     (18,000)    $3.66 -- $5.28         $ 3.84
December 31, 1996
  Shares under option...........................   3,672,861                            $ 3.11
                                                  ==========
Weighted average remaining contractual life
  (years).......................................         5.7
                                                  ==========
Shares available for grant at December 31,
  1996..........................................     559,365
                                                  ==========

                                                                                   WEIGHTED AVERAGE
                                                                                   PRICE PER SHARE
                                                                                   ----------------
Shares subject to outstanding options:
  Exercisable at December 31, 1996..............   2,903,170                            $ 3.34
                                                  ==========
  Exercisable at December 31, 1995..............   1,753,470
                                                  ==========

                         NOVAVAX, INC. AND SUBSIDIARIES

     In connection with its stock option plans, Novavax makes no charges to operations in connection with stock options granted at the fair market value at the date of grant. With respect to options which were granted below fair market value at the date of grant, the Company records compensation expense for the difference between the fair market value at the date of grant and the exercise price as the options become exercisable. $1,410,648 ane $101,183 related to such options has been included as compensation expense in 1996 and 1995, respectively.

     The Company has adopted the disclosure -- only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized on the Company's option plans. If the Company had elected to recognize the compensation cost for the 1995 Stock Option Plan and the 1995 Director Stock Option Plan consistent with SFAS 123, the Company's net loss and loss per share on a pro forma basis would be:

                                                              1996             1995
                                                           -----------     ------------
        Net loss
          As reported....................................  $(5,494,985)    $ (8,494,358)
          Pro forma......................................   (6,354,089)     (10,110,754)
        Net loss per share
          As reported....................................        $(.54)           $(.85)
          Pro forma......................................        $(.63)          $(1.02)

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

     -- Risk-free interest rate: 5.97%
     -- Volatility: Options issued by Novavax after November 28, 1995 is 75%, prior to November 28, 1995 is 50%.
     -- Dividend yield: 0%
     -- Expected life of options:
        Employees -- 6 years
        Directors -- 3 years
     -- Forfeiture rate: 5% per year for options vesting over a four year period.

  Non-Employee Options

     The Company has entered into agreements to receive advisory and consulting services from several individuals, four of whom serve on the Novavax Scientific Advisory Board. Non-qualified stock options have been granted to these individuals under the 1995 Stock Option Plan. Using the Black-Scholes option pricing model, a charge of $30,107 related to these options has been recorded in the 1996 Statement of Operations.

  Common Stock Warrants

     In connection with the October 1996 private stock sale, the Company provided the underwriter warrants for the purchase of 50,000 shares of common stock, par value $.01 per share. The warrants are fully exercisable at $3.75 per share and expire on October 30, 2001. In November, in consideration for services performed by a consultant, the Company also issued warrants for 50,000 shares of common stock, par value $.01 per share. The warrants are exercisable at $5.00 per share, with 50% vested as of December 31, 1996 and the remainder vesting in increments of 25% upon completion of services. These warrants expire on November 18, 2001. As of December 31, 1996, no warrants had been exercised. Using the Black-Scholes option pricing model, a charge of $66,035 related to these warrants has been recorded in the 1996 Statement of Operations and $66,035 has been recorded as Deferred Compensation on the 1996 Balance Sheet.

                         NOVAVAX, INC. AND SUBSIDIARIES

9.  INCOME TAXES

     Deferred tax assets (liabilities) included in the balance sheets consist of the following:

                                                               1996            1995
                                                            -----------     -----------
        Net operating losses..............................  $ 3,516,909     $ 2,131,571
        Research tax credits..............................      721,333         670,641
        Disqualifying stock options.......................      523,746              --
        Deferred patent costs.............................     (515,675)       (388,760)
        Alt-min tax credit................................       93,674              --
        Other.............................................       10,927         (14,562)
                                                            -----------     -----------
                                                              4,350,914       2,398,890
        Less valuation allowance..........................   (4,350,914)     (2,398,890)
                                                            -----------     -----------
        Deferred taxes, net...............................  $        --     $        --
                                                            ===========     ===========

     In connection with the filing of the Company's 1995 tax return during 1996, it was determined that the Company had an Alternative Minimum Tax liability resulting from the cash received from IGI in return for the license. The 1996 income tax expense is fully attributable to the Alternative Minimum Tax calculation.

     Federal net operating losses and tax credits available to Novavax and are as follows:

            Net operating losses expiring through the year 2011......  $7,803,024
            Research tax credits expiring through the year 2011......     721,333
            Alt-min tax credit (no expiration).......................      93,674

10.  COMMITMENTS AND CONTINGENCIES

     Novavax leases laboratory and office space, machinery and equipment under capital and noncancelable operating lease agreements expiring at various dates through 2006. Future minimum rental commitments under noncancelable leases as of December 31, 1996 are as follows:

                                                          OPERATING LEASES     CAPITAL LEASES
                                                          ----------------     --------------
        1997............................................     $  180,941           $ 14,822
        1998............................................        171,412             14,822
        1999............................................        145,409             12,062
        2000............................................        145,416                 --
        2001............................................        145,735                 --
        Thereafter......................................        759,939                 --
                                                             ----------            -------
        Total lease payments............................     $1,554,852           $ 41,706
                                                             ==========
        Less: amount representing interest..............                            (7,355)
                                                                                   -------
        Present value of net minimum lease payments.....                          $ 34,351
                                                                                   =======

     Aggregate rental expenses approximated $183,327, $260,041, and $172,566 in 1996, 1995, and 1994, respectively.

     In October 1996, the Company entered into a 10-year operating lease for office and laboratory facilities. In connection with this lease agreement, Novavax is required to maintain a "Net Asset Value" of $2,000,000. The term "Net Asset Value" is defined as the difference between the total assets and the total liabilities. If the Net Asset Value falls below $2,000,000, the Company is required to provide other reasonable financial assurances to the Landlord within five (5) days of the Landlords request. The financial assurances may be, but

                         NOVAVAX, INC. AND SUBSIDIARIES
without limitation to, the following: a bond for the Landlord's benefit, an increase in the deposit, or a letter of credit, as reasonable believed necessary by the Landlord or its lenders.

     Also in October 1996, the Company entered into a 2-year operating lease for approximately 1750 square feet of laboratory space. This shared space houses the Company's certified animal facility and laboratories for its biologics development which includes the vaccine adjuvant program. Both leases include various renewal options, purchase options, and escalation clauses.

11.  LITIGATION

     On February 6, 1996, Johnson & Johnson and its wholly-owned subsidiary Ortho-McNeil, Inc. (collectively, "J & J") filed a lawsuit against the Company's subsidiary Micro-Pak, Inc. and the Company's former parent, IGI, Inc. and its subsidiaries, in the United States District Court for the District of New Jersey alleging trademark infringement and trademark dilution. J & J alleged that IGI's use of the names NOVA SKIN, NOVA SKIN CARE, and NOVA-AESTHETICS infringed on rights associated with J & J's trademark RENOVA for a prescription drug. The lawsuit has been settled, with no liability incurred by the Company.

12.  SIGNIFICANT CUSTOMERS

     Novavax's research revenue includes amounts earned from arrangements with various industry partners. In the year ended December 31, 1994, four different customers each represented in excess of 10% of research revenues.

13.  SUBSEQUENT EVENTS

     On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares with Anaconda Opportunity Fund L.P., an accredited institutional investor, at an aggregate price of $5,100,000. As part of the transaction, Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a three-year term. The transaction was closed on March 14, 1997. Upon closing, the Company received $4,100,000 in cash and a promissory note due March 27, 1997 in the amount of $1,000,000. Novavax estimates that the money received from the sale of the privately placed stock, along with its existing cash resources, will be sufficient to finance its operations at current levels of development activity for approximately 20 to 24 months.

                                 EXHIBIT INDEX

EXHIBIT                                                                                    PAGE
-------                                                                                    ----
  3.1
  3.2
  4                                                                                         *
 10.1                                                                                       *
 10.2                                                                                       *
 10.3                                                                                       *
 10.4                                                                                       *
 10.5                                                                                       *
 10.6                                                                                       *
 10.7
 10.8                                                                                       *
 10.9                                                                                       *
 10.10
 11
 21                                                                                         *
 23
 27
 99

---------------
* These exhibits are incorporated by reference