Form 10-Q
period 1997-03-31
NOVAVAX INC
filed 1997-05-09
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For Quarter Ended             Commission File No.
                MARCH 31, 1997                     0-26770
             ------------------              -------------------


                                NOVAVAX, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                       DELAWARE                   22-2816046
            -------------------------------   -------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)    Identification No.)


              8320 GUILFORD ROAD, COLUMBIA, MD           21046
             --------------------------------         -----------
           (Address of principal executive offices)    (Zip code)


                               (301) 854-3900
--------------------------------------------------------------------------------
             Registrant's telephone number, including area code

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----         -----

          The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Shares Outstanding at April 30, 1997

                                   11,888,507

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                   Three months ended March 31,
                                                                       1997            1996
                                                                   -----------      -----------
     Revenues:

                 Total revenues                                     $      -         $      -


     Cost and expenses:

               General and administrative                           $   642,253      $   435,739
               Research and development                                 601,623          826,073
                                                                    -----------      -----------
                 Total costs and expenses                            (1,243,876)      (1,261,812)

               Interest income                                           34,254           50,630

               Net loss                                             $(1,209,622)     $(1,211,182)
                                                                    ===========      ===========

               Net loss per common share                                 $ (.11)          $ (.12)
                                                                         ======           ======

               Weighted average number of common
                     shares outstanding                              10,889,546        9,942,936
                                                                    ===========      ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                    March 31,     December 31,
           ASSETS                                      1997           1996
                                                   ------------   ------------
           Current assets:
             Cash and cash equivalents              $ 6,841,069   $ 2,481,258
             Marketable securities                         -          500,820
             Prepaid expenses and
               other current assets                     103,048       171,027
                                                    -----------   -----------
                   Total current assets               6,944,117     3,153,105
                                                    -----------   -----------

           Property and equipment - cost              1,413,440     1,383,123
             Accumulated depreciation                  (444,531)     (405,212)
                                                    -----------   -----------
                                                        968,909       977,911
                                                    -----------   -----------

           Patent costs, net of accumulated
             amortization of $458,600 and
             $430,057 in 1997 and 1996,
             respectively                             1,500,593     1,484,880
           Other assets                                  77,177        96,056
                                                    -----------   -----------

                   Total assets                     $ 9,490,796   $ 5,721,952
                                                    ===========   ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:
            Capital lease obligations               $    10,744   $    10,744
            Accounts payable                            269,217       367,754
            Accrued payroll                              85,633       196,593
            Payable to former parent                       -            6,176
                                                    -----------   -----------
                  Total current liabilities             365,594       581,267
                                                    -----------   -----------

           Capital lease obligations,
             less current maturities                     21,056        23,607
                                                    -----------   -----------

           Commitments and contingencies
           Stockholders' equity:
             Preferred stock, $.01 par value,
               2,000,000 shares authorized                 -             -
             Common stock, $.01 par value,
               30,000,000 shares authorized,
               11,888,507 and 10,660,710 shares
               issued and outstanding in 1997 and
               1996, respectively                       118,885       106,607
             Additional paid-in capital              37,449,900    32,409,899
             Accumulated deficit                    (28,005,786)  (26,796,164)
             Deferred compensation on stock
               options granted                         (458,853)     (603,264)
                                                   ------------   -----------
                  Total stockholders' equity          9,104,146     5,117,078
                                                   ------------   -----------

                  Total liabilities and
                    stockholders' equity           $  9,490,796   $ 5,721,952
                                                   ============   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NOVAVAX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)




                                                             Three months ended March 31,
                                                                1997            1996
                                                              -----------    -----------
       Cash flows from operating activities:

          Net loss                                            $(1,209,622)   $(1,211,182)
          Reconciliation of net loss to net cash
             used by operating activities:
            Non-cash compensation expense                         144,411        352,661
            Depreciation and amortization                          67,862         72,668
            Issuance of stock to 401(k) plan                        2,499           -

          Changes in operating assets and liabilities:
            Prepaid and other assets                               96,858         27,393
            Payable to/receivable from former parent               (6,176)        42,783
            Accounts payable and accrued expenses                (209,497)       (27,380)
                                                              -----------    -----------
       Net cash used by operating activities                   (1,113,665)      (743,057)
                                                              -----------    -----------

       Cash flows from investing activities:


            Proceeds from the sale of marketable securities       500,820           -
            Capital expenditures                                  (30,317)          -
            Deferred patent costs                                 (44,256)       (74,718)
                                                              -----------    -----------

       Net cash provided (used) by investing activities           426,247        (74,718)
                                                              -----------    -----------

       Cash flows from financing activities:

            Payment of capital lease obligations                   (2,551)          -
            Proceeds from the private placement of
                common stock, net                               5,002,718           -
            Proceeds from exercise of common
                stock options                                      47,062         70,120
                                                              -----------    -----------
       Net cash provided by financing activities                5,047,229         70,120
                                                              -----------    -----------

       Net change in cash and cash equivalents                  4,359,811       (747,655)
       Cash and cash equivalents at beginning of year           2,481,258      4,634,236
                                                              -----------    -----------

       Cash and cash equivalents at March 31, 1997 and 1996   $ 6,841,069    $ 3,886,581
                                                              ===========    ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NOVAVAX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Novavax its wholly-owned subsidiaries Micro-Pak, Inc. and Micro Vesicular Systems, Inc., and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared by Novavax, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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


2.  Net Loss Per Common Share

     Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the three month periods ended March 31, 1997 and March 31, 1996, respectively. Options and warrants granted subsequent to December 12, 1995, (the "Distribution Date") the date on which the Company's former parent, IGI, Inc., distributed its majority interest in Novavax to the IGI stockholders (the "Distribution") are antidilutive and therefore have not been included in shares outstanding.

                        NOVAVAX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.  Transactions with Former Parent

     Under a Transition Services Agreement, established at the time of the Distribution, IGI continued to provide certain administrative services to Novavax, including services relating to human resources, purchasing and accounting, data processing and payroll services from the Distribution until June 30, 1996. Novavax paid IGI a fee for all services provided by IGI employees, based on IGI's costs. For the period ended March 31, 1996, $145,464 of such costs were incurred.



4.  Income Taxes

     Novavax has recorded no net provision for income taxes in the accompanying financial statements due to the existence of net operating losses.

                        NOVAVAX, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS




     The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Such statements should be read in conjunction with the cautionary factors described in Exhibit 99 attached to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated into this discussion by this reference and the consolidated financial statements and related notes. The Company's future operating results may be affected by various trends and factors that are beyond the Company's control. These include among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the pharmaceutical and vaccine industries. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.





 RESULTS OF OPERATIONS

     The Company has incurred net losses since its inception from the development of its technologies to human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to increase in the near-term as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company's products, or until such time as revenues, to offset the losses, are sufficient to fund its continuing operations.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


Three months ended March 31, 1997 compared to 1996

     The net loss of $1,209,622 for the first quarter ended March 31, 1997, was virtually unchanged from the net loss of $1,211,182 in the first quarter ended March 31, 1996.

     General and administrative expenses were $642,253 for the three months ended March 1997 compared to $435,739 incurred in the first three months of 1996. Increased staffing in administration and accounting in the latter part of 1996, including the addition of a Chief Financial Officer and a Chief Executive Officer, was a significant part of the variance between the first quarter 1996 and the first quarter 1997. Additional non-recurring charges together with an increase in the non-cash compensation expense related to non-employee options and warrants granted during 1996, also contributed to the $206,514 increase.

     Research and development expenses were $601,623 and $826,073 for the three months ended March 31, 1997 and 1996, respectively. The decrease in these expenses was a direct result of the non-cash charges related to the below-market priced stock options issued at the time of the Distribution, of $116,717 in the first quarter 1997, compared to $352,500 in the first quarter 1996. Expenses exclusive of these totaled $484,906 and $473,573 for the periods ended March 31, 1997 and 1996, respectively.

     Net interest income of $34,254 was recorded in the three months ended March 31, 1997 compared with net interest income of $50,630 in the three months ended March 31, 1996 due to lower than average cash balances during the first quarter 1997 prior to the receipt of the $5,002,718, net of transaction costs, for the sale of 1,200,000 common shares and warrants to purchase an additional 1,200,000 common shares to Anaconda Opportunity Fund, L.P.



Liquidity and Capital Resources

          Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development of commercialization activities and arrangements. In less than one year the Company has moved three product candidates into clinical trials. This rapid evolution prompted the need for expansion in late 1996. Further expansion necessary to establish commercial-scale manufacturing capabilities and the future purchases of capital equipment are subject to the Company's ability to raise funds through equity financing, or collaborative arrangements with corporate partners.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)


     The Company used $1,113,665 of its cash resources to fund the activities of its research and development programs, costs associated with obtaining regulatory approvals and preclinical and clinical testing. In addition to the proceeds of $47,062 received from the exercise of stock options, Novavax received $5,002,718, net of all transaction costs, from the sale of 1,200,000 common shares and warrants to purchase an additional 1,200,000 common shares that were privately placed with Anaconda Opportunity Fund, L.P. in March 1997. Cash and cash equivalents on March 31, 1997 totaled $6,841,069. Novavax estimates that existing cash resources will be sufficient to finance its operations at its current level of development activity for approximately 18 to 20 months.

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



New Account Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for years ending after December 15, 1997. The impact of this statement on loss per share amounts is not material for the periods presented.

                         NOVAVAX, INC. AND SUBSIDIARIES
                          PART II   OTHER INFORMATION


Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults Upon Senior Securities

   None

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





                                                 NOVAVAX, INC.
                                                  (Registrant)





Date:  May 9, 1997
                                                 By: /s/ ELAINE T. BENNETT
                                                     ---------------------------
                                                     Elaine T. Bennett
                                                     Vice President
                                                     (Principal Financial
                                                      and Accounting Officer)