Form 10-Q
period 1997-06-30
NOVAVAX INC
filed 1997-08-12
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended                  Commission File No.
            JUNE 30, 1997                         0-26770
         -------------------                ---------------------

                                 NOVAVAX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                          22-2816046
    -------------------------------           ----------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

   8320 GUILFORD ROAD, COLUMBIA, MD                21046
---------------------------------------          ----------
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

                  Common Shares Outstanding at August 7, 1997

                                   11,898,507

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Three months ended June 30,        Six months ended June 30,
                                          1997             1996             1997             1996
                                      ------------     ------------     ------------     ------------


Revenues:

  Total revenues                      $    149,733     $     26,997     $    149,733     $     26,997
                                      ------------     ------------     ------------     ------------

Cost and expenses:

  General and administrative               601,567          540,744        1,243,820          976,483
  Research and development                 760,833          909,912        1,362,456        1,735,985
                                           -------          -------        ---------        ---------

  Operating loss                        (1,212,667)      (1,423,659)      (2,456,543)      (2,685,471)

  Interest income                           78,726           38,824          112,980           89,454
                                      ------------     ------------     ------------     ------------

Net loss                              $ (1,133,941)    $ (1,384,835)    $ (2,343,563)    $ (2,596,017)
                                      ============     ============     ============     ============

  Net loss per common share           $       (.10)    $       (.14)    $       (.21)    $       (.26)
                                      ============     ============     ============     ============

  Weighted average number of
    common shares outstanding           11,891,507        9,992,987       11,389,929        9,967,962
                                      ============     ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                            June 30,      December 31,
ASSETS                                        1997            1996
                                          ------------    ------------

Current assets:
  Cash and cash equivalents               $  5,846,499    $  2,481,258
  Marketable securities                           --           500,820
  Accounts receivable                           92,653            --
  Prepaid expenses and
    other current assets                        96,492         171,027
                                          ------------    ------------
      Total current assets                   6,035,644       3,153,105
                                          ------------    ------------

Property and equipment - cost                1,419,447       1,383,123
  Accumulated depreciation                    (483,465)       (405,212)
                                          ------------    ------------
                                               935,982         977,911
                                          ------------    ------------

Patent costs, net of accumulated
  amortization of $487,143 and
  $430,057 in 1997 and 1996,
  respectively                               1,552,941       1,494,880
Other assets                                    77,177          96,056
                                          ------------    ------------

      Total assets                        $  8,601,744    $  5,721,952
                                          ============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligations               $     10,744    $     10,744
  Accounts payable                             349,916         367,754
  Accrued payroll                               89,148         196,593
  Payable to former parent                        --             6,176
                                          ------------    ------------
    Total current liabilities                  449,808         581,267
                                          ------------    ------------

Capital lease obligations,
    less current maturities                     17,520          23,607
                                          ------------    ------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized                   --              --
  Common stock, $.01 par value,
    30,000,000 shares authorized,
    11,898,507 and 10,660,710 shares
    issued and outstanding in 1997 and
    1996, respectively                         118,985         106,607
  Additional paid-in capital                37,469,600      32,409,899
  Accumulated deficit                      (29,139,727)    (26,796,164)
  Deferred compensation on stock
    options granted                           (314,442)       (603,264)
                                          ------------    ------------
      Total stockholders equity              8,134,416       5,117,078
                                          ------------    ------------

      Total liabilities and
        stockholders equity               $  8,601,744    $  5,721,952
                                          ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              Six months ended June 30,
                                                               1997              1996
                                                            -----------       -----------
Cash flows from operating activities:

  Net loss                                                  $(2,343,563)      $(2,596,017)
  Reconciliation of net loss to net cash
          used by operating activities:
        Non-cash compensation expense                           288,822           705,322
        Depreciation and amortization                           135,339           153,728
        Issuance of stock to 401(k) plan                          2,499              --
        Provision for deferred taxes                               --            (100,000)
  Changes in operating assets and liabilities:
        Prepaid expenses and other assets                        93,414            25,973
        Accounts receivable                                     (92,654)             --
        Payable to/receivable from former parent                 (6,176)          230,474
        Accounts payable and accrued expenses                  (125,283)          (36,002)
                                                            -----------       -----------
Net cash used by operating activities                        (2,047,601)        1,616,522)
                                                            -----------       -----------

Cash flows from investing activities:


    Proceeds from the sale of marketable securities             500,820              --
    Capital expenditures                                        (36,324)          (24,259)
    Deferred patent costs                                      (115,147)         (206,305)
                                                            -----------       -----------
Net cash provided (used) by investing activities                349,349          (230,564)
                                                            -----------       -----------

Cash flows from financing activities:

    Payment of capital lease obligations                         (6,087)             --
    Proceeds from the private placement of
      common stock, net                                       5,002,718              --
    Proceeds from exercise of common
        stock options                                            66,862           214,691
                                                            -----------       -----------
Net cash provided by financing activities                     5,063,493           214,691
                                                            -----------       -----------

Net change in cash and cash equivalents                       3,365,241        (1,632,395)
Cash and cash equivalents at beginning of year                2,481,258         4,634,236
                                                            -----------       -----------

Cash and cash equivalents at June 30, 1997 and 1996         $ 5,846,499       $ 3,001,841
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


2.   Transactions with Former Parent

     On December 12, 1995 IGI distributed to the holders of record of IGI's common stock, at the close of business on the Record Date, November 28, 1995 one share of the Company's common stock for every one share of IGI common stock outstanding (the "Distribution").

     Under a Transition Services Agreement, established at the time of the Distribution, IGI continued to provide certain administrative services to Novavax, including services relating to human resources, purchasing and accounting, data processing and payroll services from the Distribution until June 30, 1996. Novavax paid IGI a fee for all services provided by IGI employees, based on IGI's costs. For the six month period ended June 30, 1996, $230,474 of such costs were incurred.

3.   Financing Transactions

     On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares with Anaconda Opportunity Fund L.P. Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a three year term. The transaction was closed on March 14, 1997 at an aggregate price of $5,100,000. Upon closing, the Company received $4,100,000 in cash and a $1,000,000 promissory note. The note became due on March 27, 1997 and the Company has received all proceeds thereof.

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





RESULTS OF OPERATIONS

     The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to increase in the near-term as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company's products, or until such time as revenues, to offset the losses, are sufficient to fund its continuing operations.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


Three months ended June 30, 1997 compared to 1996

     The net loss of $1,133,941 for the quarter ended June 30, 1997, was $250,894 less than the net loss of $1,384,835 in the quarter ended June 30, 1996.

     Revenues of $149,733, for services related to vaccine and adjuvant technologies were recognized during the three months ended June 30, 1997 compared to revenues of $26,997 during the three months ended June 30, 1996.

     General and administrative expenses were $601,567 for the three months ended June 1997 compared to $540,744 incurred in the three months ended June 1996. An increase in the non-cash compensation expense related to non-employee options and warrants granted during 1996, increased staffing, facility expansion and an increase in shareholder services contributed to most of the $60,823 increase. Non-recurring expenses incurred in 1996, associated with the Transition Services Agreement were offset by infrastructure growth to provide those functions internally.

     Research and development expenses were $760,833 and $909,912 for the three months ended June 30, 1997 and 1996, respectively. The decrease in these expenses was a direct result of the non-cash charges related to the below-market priced stock options issued at the time of the Distribution, of $116,718 in the second quarter 1997, compared to $345,000 in the second quarter 1996. Net expenses exclusive of these costs, totaled $644,115 and $564,912 for the periods ended June 30, 1997 and 1996, respectively. This increase of $79,203 is related to the number of products in clinical trials and facility expansion.

     Net interest income of $78,726 was recorded in the three months ended June 30, 1997 compared with net interest income of $38,824 in the three months ended June 30, 1996. The $39,902 increase is due to higher average cash balances during the second quarter 1997, when compared to average cash balances during the same period in 1996.



Six months ended June 30, 1997 compared to 1996

     The net loss of $2,343,563 for the six months ended June 30, 1997, was $252,454 lower than the net loss of $2,596,017 in the six months ended June 30, 1996.

     Revenues of $149,733 were recognized during the six months ended June 30, 1997, for services related to vaccine and adjuvant technologies compared with revenues of $26,997 during the six months ended June 30, 1996.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


Six months ended June 30, 1997 compared to 1996 (continued)

     General and administrative expenses were $1,243,820 for the first six months of 1997, as compared to the $976,483 incurred for general and administrative expenses for the same period in 1996. Increased staffing in administration and accounting in the latter part of 1996, including the addition of a Chief Financial Officer and a Chief Executive Officer, was a significant part of the variance between the first six months of 1996 and the first six months of 1997. Non-recurring expenses incurred in 1996, associated with the Transition Services Agreement were offset by infrastructure growth to provide those functions internally. Additionally, facility expansion and costs associated with financing and industry collaboration efforts, together with an increase in the non-cash compensation expense related to non-employee options and warrants granted during 1996, also contributed to the $267,337 increase.

     Research and development expenses were $1,362,456 and $1,735,985 for the six months ended June 30, 1997 and 1996, respectively. The decrease in these expenses was a direct result of the non-cash charges related to the below-market priced stock options issued at the time of the Distribution, of $233,436 in the first six months of 1997, compared to $697,500 in the first six months of 1996. Expenses exclusive of these totaled $1,129,020 and $1,038,485 for the six month periods ended June 30, 1997 and 1996, respectively. The increase of $98,035 in the net expenses is related to the number of products in clinical trials and facility expansion.

     Net interest income of $112,980 was recorded in the six months ended June 30, 1997 compared with net interest income of $89,454 in the six months ended June 30, 1996 due to an increase in average cash balances during the first six months of 1997 when compared to the average cash balances during the same period in 1996.


Liquidity and Capital Resources

     Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development of commercialization activities and arrangements. In less than one year the Company has moved three product candidates into clinical trials. This rapid development prompted the need for expansion in late 1996. Further expansion necessary to establish commercial-scale manufacturing capabilities and the future purchases of capital equipment are subject to the Company's ability to raise funds through equity financing, or collaborative arrangements with corporate partners.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)


     The Company used $2,205,159 of its cash resources during the six month period ended June 30, 1997 to fund the activities of its research and development programs, costs associated with obtaining regulatory approvals and preclinical and clinical testing. In addition to revenues of $149,733, Novavax received proceeds of $66,862 from the exercise of stock options and $5,002,718, net of all transaction costs, from the sale of 1,200,000 common shares and warrants to purchase an additional 1,200,000 common shares that were privately placed with Anaconda Opportunity Fund, L.P. in March 1997. Cash and cash equivalents on June 30, 1997 totaled $5,846,499. Novavax estimates that existing cash resources will be sufficient to finance its operations for approximately 14 to 16 months from June 30, 1997. This estimate considers the current level of development activity along with anticipated increases in spending associated with certain clinical testing and development activities.

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



New Accounting Pronouncement: Financial Accounting Standards No. 128

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for years ending after December 15, 1997. The impact of this statement on loss per share amounts is not material for the periods presented.

                         NOVAVAX, INC. AND SUBSIDIARIES
                           PART II OTHER INFORMATION


Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 15, 1997, the following proposals were adopted by the vote specified below:

1.    PROPOSAL I

        Election of Directors
                                            Number of Shares/Votes
                                            ----------------------

                                          For        Authority Withheld
                                          ---        ------------------

         J. Michael Lazarus            10,113,467         167,896
         John O. Marsh, Jr.            10,111,117         170,246
         Jane E. Hager                 10,102,109         179,254

2.    PROPOSAL II

       To ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors of the company for the current fiscal year ending December 31, 1997.

                         For               10,135,452
                         Against              136,958
                         Abstain                8,953
                         Broker non-votes           0

                         NOVAVAX, INC. AND SUBSIDIARIES
                     PART II OTHER INFORMATION (continued)

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





                               NOVAVAX, INC.
                               (Registrant)





Date: August 8, 1997
                               By: /s/ BRENDA L. FUGAGLI
                                   --------------------------------------------
                                   Brenda L. Fugagli
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)