Form 10-Q
period 1997-09-30
NOVAVAX INC
filed 1997-11-14
CIK 1000694

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                          Commission File No.
SEPTEMBER 30, 1997                                               0-26770
------------------                                               -------


                                 NOVAVAX, INC.
                                 ------------
             (Exact name of registrant as specified in its charter)


   DELAWARE                                              22-2816046
   --------                                            --------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


     8320 GUILFORD ROAD, COLUMBIA, MD                       21046
     --------------------------------                     ----------
      (Address of principal executive offices)            (Zip code)


                                (301) 854-3900
                                --------------
               Registrant's telephone number, including area code


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

                 Common Shares Outstanding at November 10, 1997
                                  11,962,387

================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended                         Nine Months Ended
                                                         September 30,                              September 30,
                                                   1997                 1996                  1997                 1996
                                                   -----                -----                 -----                -----
Total Revenues                         $          79,944        $        11,327    $        229,678         $        38,324
                                       -----------------        ----------------   ----------------         ----------------

Operating Expenses:

      General and Administrative                 613,898                286,429           1,857,719               1,262,912
      Research and Development                   670,669                777,167           2,033,126               2,513,152
                                       -----------------        ----------------   ----------------         ----------------
            Total Operating Expenses   $       1,284,567              1,063,596           3,890,845               3,776,064
                                       -----------------        ----------------   ----------------         ----------------

      Operating Loss                         (1,204,623)            (1,052,269)         (3,661,167)             (3,737,740)

      Interest Income, net                        65,707                 31,653             178,686                 121,107

Net Loss                               $     (1,138,916)        $   (1,020,616)    $    (3,482,481)         $   (3,616,633)
                                       =================        ================   ================         ================

Net Loss per Common Share              $          (0.10)        $        (0.10)    $         (0.30)         $        (0.36)
                                       =================        ================   ================         ================


 Weighted Average Number of
      Common Shares Outstanding               11,900,529             10,055,661          11,558,594               9,998,028
                                       =================        ================   ================         ================





               The accompanying notes are an integral part of the
                       consolidated financial statements

                        NOVAVAX, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                                  September 30,                 December 31,
                                                                                      1997                          1996
                                                                                      ----                          ----
ASSETS

Current Assets:
      Cash and cash equivalents                                                  $      4,844,024              $      2,481,258
      Marketable securities                                                                    --                       500,820
      Accounts receivable                                                                  11,382                            --
      Prepaid expenses and other current assets                                            50,710                       171,027
                                                                                ------------------            ------------------

            Total Current Assets                                                        4,906,116                     3,153,105

Property and equipment - cost                                                           1,425,700                     1,383,123
      Accumulated depreciation                                                          (522,784)                     (405,212)
                                                                                ------------------            ------------------

                                                                                          902,916                       977,911
     Patent costs, (net of accumulated amortization of $515,189 and                     1,517,754                     1,494,880
     $430,057 in 1997 and 1996, respectively)
     Other assets                                                                          79,628                        96,056
                                                                                ------------------            ------------------

           Total Assets                                                          $      7,406,414              $      5,721,952
                                                                                ==================            ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Capital lease obligations                                                  $         10,744              $         10,744
      Accounts payable                                                                    138,246                       367,754
      Accrued payroll                                                                      72,783                       196,593
      Payable to former parent                                                                -                           6,176
                                                                                ------------------            ------------------
           Total current liabilities                                                      221,773                       581,267
      Capital lease obligations, less current maturities                                   15,313                        23,607
                                                                                ------------------            ------------------
           Total Liabilities                                                              237,086                       604,874
                                                                                ------------------            ------------------
Stockholders' Equity:
      Preferred stock, $.01 par value, 2,000,000 shares                                        --                            --
      authorized
      Common stock, $.01 par value, 30,000,000 shares authorized,                         119,085                       106,607
      11,908,507 and 10,660,710 shares issued and outstanding in 1997 and 1996, respectively
      Additional  paid-in capital                                                      37,498,920                    32,409,899
      Accumulated deficit                                                            (30,278,645)                  (26,796,164)
      Deferred compensation on stock options granted                                    (170,032)                     (603,264)
                                                                                ------------------            ------------------
           Total stockholders' equity                                                   7,169,328                     5,117,078
                                                                                ------------------            ------------------
           Total liabilities and stockholders' equity                            $      7,406,414              $      5,721,952
                                                                                ==================            ==================

                    The accompanying notes are an integral
                           part of the consolidated
                             financial statements

                        NOVAVAX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                    Nine Months ended
                                                                                       September 30,
                                                                                 1997                        1996
                                                                                 ----                        ----
Cash flows from operating activities:
     Net Loss                                                                 $(3,482,481)               $(3,616,633)
          Reconciliation of net loss to net cash used by operating
          activities:
                Non-cash compensation expense                                      433,232                   1,057,983
                Depreciation and amortization                                      206,234                     233,991
                Issuance of stock to 401(k) plan                                     2,499                         --
                Provision for deferred taxes                                            --                   (100,000)

          Changes in operating assets and liabilities:
               Prepaid expenses and other assets                                   136,745                    (128,251)
               Accounts receivable                                                (11,382)                          --
               Payable to/receivable from former parent                            (6,176)                     230,474
               Accounts payable and accrued expenses                             (353,318)                    (77,831)
                                                                               -----------                 -----------

Net cash used by operating activities                                          (3,074,647)                 (2,400,267)
                                                                               -----------                 -----------

Cash flows from investing activities:
     Proceeds from the sale of marketable securities                               500,820                          --
     Capital expenditures                                                         (42,577)                    (29,545)
     Deferred patent costs                                                       (111,536)                   (283,142)
                                                                               -----------                 -----------

Net cash provided (used) by investing activities                                   346,707                   (312,687)
                                                                               -----------                 -----------

Cash flows from financing activities:
     Payment of capital lease obligations                                          (8,294)                          --
     Proceeds from the private placement of common stock, net                    5,002,718                          --
     Proceeds from the exercise of common stock options                             96,282                     219,856
                                                                               -----------                 -----------

Net cash provided by financing activities                                        5,090,706                     219,856
                                                                               -----------                 -----------

Net change in cash and cash equivalents                                          2,362,766                 (2,493,098)
Cash and cash equivalents at beginning of year                                   2,481,258                   4,634,236
                                                                               -----------                 -----------
Cash and cash equivalents at September 30, 1997 and 1996                      $  4,844,024                $  2,141,138
                                                                               ===========                 ===========


                    The accompanying notes are an integral
                           part of the consolidated
                             financial statements
                                      4

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Novavax,Inc. and its wholly-owned subsidiaries Micro-Pak, Inc., Micro Vesicular Systems, Inc., and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared by Novavax, Inc. (the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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


2.  Transactions with Former Parent

    On December 12, 1995 IGI, Inc., the Company's former parent, distributed to the holders of record of IGI's common stock, at the close of business on the record date, November 28, 1995, one share of the Company's common stock for every one share of IGI common stock outstanding (the "Distribution").

     Under a Transition Services Agreement, established at the time of the Distribution, IGI continued to provide certain administrative services to Novavax, including services relating to human resources, purchasing and accounting, data processing and payroll services from the Distribution until June 30, 1996. Novavax paid IGI a fee for all services provided by IGI employees, based on IGI's costs. For the nine month period ended September 30, 1996, $230,474 of such costs were incurred.

3.  Financing Transactions

    On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares with Anaconda Opportunity Fund LP. Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a three year term. The transaction was closed on March 14, 1997 at an aggregate price of $5,100,000. Upon closing, the Company received $4,100,000 in cash and a $1,000,000 promissory note. The note became due on March 27, 1997 and the Company has received all proceeds thereof.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



The following discussion may contain statements that are not purely historical and are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future product development and related clinical trials, statements regarding future research and development spending, statements regarding establishment of commercial-scale manufacturing capabilities, and statements regarding future collaborations with industry partners. Such statements may be found under the heading Liquidity and Capital Resources. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

It is important to note that the Company's actual results could differ materially from such forward-looking statements. Additionally, past results and trends should not be used by investors to anticipate future results or trends. Among the factors that could cause the Company's future operating results to be materially affected are various trends and factors that are beyond the Company's control. These include among other factors, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the pharmaceutical and vaccine industries.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to increase in the near-term as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company's products, or until such time as revenues to offset the losses are sufficient to fund its continuing operations.


Three months ended September 30, 1997 compared to 1996

The net loss of $1,138,916 for the quarter ended September 30, 1997, was $118,301 more than the net loss of $1,020,616 in the quarter ended September 30, 1996.

Revenues of $79,944, for services related to vaccine products, services and adjuvant technologies were recognized during the three months ended September 30, 1997 compared to revenues of $11,327 during the three months ended September 30, 1996.

General and administrative expenses were $613,898 for the three months ended September 30, 1997 compared to $286,429 incurred for the same period in 1996. An increase in the non-cash compensation expense related to non-employee options and warrants granted during 1996, increased staffing, facility expansion and an increase in financing and industry collaboration efforts contributed to most of the $327,469 increase. Non-recurring expenses incurred in 1996, associated with the Transition Services Agreement were offset by infrastructure growth to provide those functions internally.

Research and development expenses were $670,669 and $777,167 for the three months ended September 30, 1997 and 1996, respectively. The decrease in these expenses was a direct result of the non-cash charges related to the below-market priced stock options issued at the time of the Distribution, of $116,717 in the third quarter 1997, compared to $345,099 in the third quarter 1996. Net expenses exclusive of these costs, totaled $553,952 and $432,068 for the periods ended September 30, 1997 and 1996, respectively. This increase of $121,884 is related to the number of product candidates in clinical trials and facility expansion.

Net interest income of $65,707 was recorded in the three months ended September 30, 1997 compared with net interest income of $31,653 in the three months ended September 30, 1996. The $34,054 increase is due to higher average cash balances during the third quarter 1997, when compared to average cash balances during the same period in 1996.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Nine months ended September 30, 1997 compared to 1996

The net loss of $3,482,481 for the nine months ended September 30, 1997, was $134,152 lower than the net loss of $3,616,633 in the nine months ended September 30, 1996.

Revenues of $229,678 were recognized during the nine months ended September 30, 1997, for services related to vaccine products, services and adjuvant technologies compared with revenues of $38,324 during the nine months ended September 30, 1996.

General and administrative expenses were $1,857,719 for the nine months ended September 30, 1997, compared to $1,262,912 incurred for the same period in 1996. Increased staffing including the addition of a new Chief Financial Officer and a new Chief Executive Officer, facility expansion and costs associated with financing and industry collaboration efforts, together with an increase in the non-cash compensation expense related to non-employee options and warrants also contributed to the $594,807 increase. Non-recurring expenses incurred in 1996, associated with the Transition Services Agreement, were offset by infrastructure growth to provide those functions internally.

Research and development expenses were $2,033,126 and $2,513,152 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in these expenses was a direct result of the non-cash charges related to the below-market priced stock options issued at the time of the Distribution, of $350,153 in the first nine months of 1997, compared to $1,050,421 in the first nine months of 1996. Research and development expenses exclusive of these totaled $1,682,973 and $1,462,731 for the nine month periods ended September
30, 1997 and 1996, respectively.   The increase of $220,241 in the net expenses
is related to the number of product candidates in clinical trials and facility expansion.

Net interest income of $178,686 was recorded in the nine months ended September 30, 1997 compared with net interest income of $121,107 in the nine months ended September 30, 1996 due to an increase in average cash balances during the first nine months of 1997, when compared to the average cash balances during the same period in 1996.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

 Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development of commercialization activities and arrangements. In less than one year, the Company has moved three product candidates into human clinical trials. This rapid development prompted the need for expansion in late 1996. Future activities to establish commercial-scale manufacturing capabilities are subject to the Company's ability to raise funds through equity financing, or collaborative arrangements with corporate partners.


The Company used $3,237,054 of its cash resources during the nine month period ended September 30, 1997 to fund the activities of its research and development programs, costs associated with obtaining regulatory approvals and preclinical and clinical testing. In addition to revenues of $229,678, Novavax received proceeds of $96,282 from the exercise of stock options and $5,002,718, net of all transaction costs, from the sale of 1,200,000 common shares and warrants to purchase an additional 1,200,000 common shares that were privately placed with Anaconda Opportunity Fund, LP in March 1997.

Cash and cash equivalents on September 30, 1997 totaled $4,844,024. Novavax estimates that based on historical levels of spending, existing cash resources will be sufficient to finance its operations for approximately 12 to 14 months from September 30, 1997.

Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, especially related to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted to available cash.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Company is seeking to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also continue to consider sources of additional funds through public or private equity or debt financings. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax's technology and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

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





                                  NOVAVAX, INC.
                                  (Registrant)





Date: November 14, 1997
                                  By:  /s/ BRENDA L. FUGAGLI
                                      ---------------------------------------
                                  Brenda L. Fugagli
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)