Form 10-K
period 1997-12-31
NOVAVAX INC
filed 1998-03-31
CIK 1000694

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K


                     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended December 31, 1997

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

      Yes      X             No
           --------             --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ------

The aggregate market value of 9,501,996 shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at March 20, 1998, as computed by reference to the closing price of such stock, was approximately $42,758,982.

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding at March 20, 1998 was 12,060,443 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the 1998 Novavax, Inc. Proxy Statement are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

Novavax, Inc. ("Novavax" or the "Company") is a biopharmaceutical, drug delivery company focused on the research and development of proprietary topical and oral drug delivery technologies and the applications of those technologies. The Company's technology platforms involve the use of proprietary microscopic organized lipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, anti-bacterial and anti-viral products and vaccine adjuvants.

   The Company recently formed two operating divisions, NOVAVAX PHARMACEUTICAL DIVISION (the "PHARMACEUTICAL DIVISION") and NOVAVAX BIOLOGICS DIVISION (the "BIOLOGICS DIVISION"). This reorganization is intended to streamline operations and give each business division dedicated resources, stronger focus, and tighter management. The PHARMACEUTICAL DIVISION utilizes a range of microencapsulation technologies to develop novel biopharmaceuticals, often reformulating existing, approved drugs for topical delivery in cosmetic-like cream formulations. Its strong technology provides a basis for development of novel products while utilizing resources with little short term opportunity for immediate revenue. The BIOLOGICS DIVISION is a revenue center focused on vaccines, adjuvants and anti-infectives. It has business objectives focused on generating contract revenues and providing research for the PHARMACEUTICALS DIVISION. The BIOLOGICS DIVISION has historically entered into contractual arrangements which usually provide upfront and milestone payments as compensation during development contracts. These contracts may also provide for potential license and royalty fees. Currently the BIOLOGICS DIVISION is working under contract on several governmental and private sector programs in the fields of vaccines and biological defense systems. These contracts include development of an adjuvant for an immunotherapeutic against the human papilloma virus for a British vaccine company and a subcontractor agreement with University of Michigan who is supplying anti-infective defense systems against biological warfare agents for the U.S. military. They are anticipated to generate approximately $.5 million in revenue in 1998 with potential revenue opportunities beyond 1998.

   The Company has three lead pharmaceutical product candidates: ESTRASORB, a topical estrogen cream, ANDROSORB, a topical testosterone cream and Helicore, an oral, non-antibiotic, anti-bacterial preparation for the treatment of Helicobacter pylori infection. These products are in various phases of clinical development. The Company has completed animal and human safety studies for both ESTRASORB and ANDROSORB and has other clinical studies underway. Currently, several formulations of Helicore are in animal and human safety studies.

   Although the Company began development of its pharmaceutical product candidates later than, and as byproducts of its vaccine research and development, its primary emphasis is now on these pharmaceutical product candidates for the following reasons:

   - Much larger potential markets

   - Measurements of clinical efficacy are more easily defined

   - The Company's belief that resources should be focused on few initiatives that may offer the best potential return on investment.

   Consistent with prudent use of the Company's limited cash resources, the clinical development programs for oral active vaccine immunization programs, ECOVAX 0157J and Shigella flexneri 2a, were suspended late in 1996 in favor of the development of its three lead pharmaceutical product candidates. The Company submitted dose ranging clinical study plans for both ESTRASORB and Helicore to the FDA in 1997. The Company has the potential, dependent on future capital, to develop other human pharmaceutical products utilizing its proprietary drug delivery platform technologies. It has several such products in various stages of pre-clinical development.

   Novavax, Inc. was incorporated in Delaware in 1987. On December 12, 1995, the Company's former parent, IGI, Inc. ("IGI") distributed its majority interest in Novavax to the IGI stockholders (the "Distribution"). Until then, Novavax had been the human pharmaceuticals subsidiary of IGI. The Company's principal executive offices are located at 8320 Guilford Road, Columbia, Maryland, 21046.


THE NOVAVAX TECHNOLOGY PLATFORMS

Novavax has developed proprietary topical and oral drug delivery technologies using organized lipid structures (collectively, the "Novavax Technologies"). To date, the Company has utilized its technologies in the development of Novasome(R) lipid vesicles and micellar nanoparticles, which are sub-micron size lipid structures that also possess encapsulation capabilities. These structures may help with targeted delivery and controlled release. The Company believes its technologies may allow for a more cost-effective delivery of a wide variety of drugs and other therapeutics than phospholipid liposomes and other delivery vehicles. Its technologies may be preferred over other transdermal delivery systems because of the reduction in side effects, primarily skin irritation. Additionally, future applications may show advantages over injectable delivery technologies which are invasive, inconvenient and sometimes painful.

   Most commercial liposomes are composed of delicate phospholipids. Due to their inherent lack of stability and carrying capacity limitations, a limited number of drugs may be used with phospholipid liposomes. While capable of encapsulating certain (principally water soluble) drugs, phospholipid liposomes have a number of significant disadvantages including their expense and the need to use potentially hazardous organic solvents in their manufacture. In addition, the standard, multi-step phospholipid manufacturing process yields relatively small quantities of liposomes.

Novasome lipid vesicles

Novasome lipid vesicles are proprietary, organized, lipid structures in which drugs or other materials may be encapsulated for delivery into the body topically or orally. Novasome lipid vesicles are made using the Company's patented manufacturing process from a variety of readily available chemicals called amphiphiles, which include fatty alcohols and acids, ethoxylated fatty alcohols and acids, glycol esters of fatty acids, glycerol fatty acid mono and diesters, ethoxylated glycerol fatty acid esters, glyceryl ethers, fatty acid diethanolamides and dimethyl amides, fatty acyl sarcosinates, and alkyds as well as phospholipids. The Company entered into a licensing agreement with IGI, the Company's former parent, in December 1995 entitling IGI to the exclusive use of the Novavax Technologies in certain fields. Currently, IGI uses Novasome lipid vesicles in a wide variety of cosmetic applications, including products sold by Estee Lauder and Revlon. The Company retains rights to Novasome lipid vesicle technologies for use in human pharmaceuticals except for topical dermatological products for localized usage at the delivery zone.


Micellar Nanoparticles

Micellar nanoparticles ("MNPs") are submicron-sized, water miscible lipid structures that have different structural characteristics and are generally smaller than Novasome lipid vesicles. MNPs, like Novasome lipid vesicles, are derived from amphiphile molecules.

   Novavax scientists have demonstrated the ability to incorporate alcohol soluble drugs and pesticides, vaccine adjuvants, proteins, whole viruses, flavors, fragrances and colors into MNPs. MNPs have the ability to entrap ethanol or methanol soluble drugs and to deliver certain of these drugs through intact skin. The MNP formulations used for the transdermal delivery of drugs have cosmetic properties like creams and lotions. There may be inherent advantages over injectable delivery systems which are invasive and inconvenient and over patch transdermal delivery systems which often cause skin irritation.


NOVAVAX PRODUCT CANDIDATES

Topical Drug Delivery

The Company is using its micellar nanoparticle technology in the development of ESTRASORB, a cream designed for the delivery of 17b estradiol (estrogen) through the skin. Estrogen replacement therapy is currently used worldwide by menopausal women to prevent osteoporosis, cardiovascular disease and other menopausal symptoms (e.g. "hot flashes"). Current estrogen replacement products include oral tablets or, more recently, transdermal patches. Oral estrogen tablets, however, have been associated with side effects primarily resulting from fluctuating blood hormone levels. Because of these side effects, transdermal patches for estrogen replacement were developed. While these patches help reduce blood hormone fluctuations, they may cause skin irritation and patient inconvenience associated with wearing and changing an external patch.

   The Company believes that ESTRASORB may offer several advantages over existing therapies used for estrogen replacement. ESTRASORB is a cream that may be applied to the skin much like a topical cosmetic-like cream. The Company believes ESTRASORB will be able to deliver a continuous amount of estrogen to the patient without the fluctuations in blood hormone levels associated with oral tablets. In addition, ESTRASORB does not contain materials that may cause skin irritation associated with transdermal patches.

   In 1995, the Company completed preclinical testing of ESTRASORB in a primate model. Results of this study demonstrated that ESTRASORB can be utilized to deliver estradiol through intact skin with maintenance of therapeutic serum estradiol levels for six days after a single topical application. Based on these results, the Company initiated a Phase I human clinical trial of ESTRASORB involving 10 symptomatic menopausal women. In this study, each woman received a single topical application of ESTRASORB. This study was completed in the fourth quarter of 1996 with no significant adverse experiences noted. The Company completed two additional human clinical studies with ESTRASORB. The first is a multiple-dose, dose ranging, pharmacokinetic study begun in the second quarter of 1997. The second is a multiple-dose, pharmacokinetic, placebo controlled study was started in third quarter of 1997. These studies demonstrated no skin irritation and delivery of therapeutic levels of the drug.

   In September, 1996, the Company completed the animal testing of ANDROSORB (testosterone) in its MNP transdermal drug delivery platform. In these tests, peak blood levels of testosterone were approximately three times higher than testosterone dissolved in ethanol. After a single topical cream application, peak serum levels of testosterone were as high as 35 nanograms per milliliter and persisted in the therapeutic range for 48 hours. The Company completed the human safety studies and submitted the results to the FDA in the third quarter of 1997. A multiple-dose, pharmacokinetic human study began in the third quarter of 1997 and was completed in the first quarter of 1998. This study demonstrated no skin irritation and delivery of therapeutic levels of the drug.

   Testosterone replacement therapy is currently used by males who are testosterone deficient as a result of either primary or secondary hypogonadism. Testosterone in males is required to maintain sexual function and libido, maintain lean body mass, increase hemoglobin synthesis and maintain bone density. Current testosterone replacement therapy products include deep intramuscular injections or transdermal patches. The injections require frequent visits to a physician and may be associated with pain at the injection site and abscess. The transdermal patches may cause skin irritation and patient inconvenience associated with wearing and changing two to three external patches per day.

   The Company believes that ANDROSORB may offer several advantages over current testosterone replacement therapies. ANDROSORB is a lotion that may be applied to the skin. This would eliminate the need for intramuscular injections. In addition, ANDROSORB does not contain materials that may cause the skin irritation associated with transdermal patches.

   All clinical trials to date, for both ESTRASORB and ANDROSORB, have been conducted with product formulations that have been refrigerated. The Company is currently developing and evaluating several other formulations, along with packaging alternatives, that will not be refrigerated and will have a two year shelf life. Clinical trials to determine that therapeutic blood levels of the drug are delivered with these formulations are expected to be completed by the end of the third quarter in 1998. These formulations are believed to have commercial and patient compliance advantages over refrigerated product formulations. The Company anticipates most future clinical trials to be with formulations that require no refrigeration.

   The Company has developed several other applications of its MNP transdermal drug delivery technology platform. These product applications are in various stages of pre-clinical testing. The Company believes its MNP and other technologies are suitable for the delivery of ethanol soluble drugs.


Helicore Microbicidal Preparations

The Company has developed proprietary lipid structure formulations that it is using in the development of a non-antibiotic anti-bacterial preparation for the treatment of Helicobacter pylori ("H. pylori") infection in humans. H. pylori was recognized in 1994 by the National Institutes of Health as a causative agent of peptic ulcer disease, antral gastritis and certain types of gastric cancer. It is estimated that 30-80 million adults in the U.S. are infected with H. pylori. Each year the treatment of complications of H. pylori infections (i.e., peptic ulcer disease) in the U. S. alone costs in excess of five billion dollars. Current therapies for the treatment of H. pylori include the use of antibiotics alone or antibiotics in combination with drugs that inhibit acid production in the stomach. Problems associated with such therapies include, but are not limited to, cost, toxicity, failure to sufficiently eradicate all the bacteria, and acquired resistance to the antibiotic.

   The Company began in 1995 to test formulations of Helicore in both animal studies and human safety studies. Results from studies completed in 1996 were submitted to the FDA. A multiple-dose, dose ranging study began in the second quarter of 1997 is currently being completed. Additional pre-clinical studies on various formulations are still in process.


Vaccine Adjuvants

Adjuvants are substances that make vaccines more effective. The Company believes that certain of its organized lipid structures (e.g. Novasome lipid vesicles) may provide effective and safe adjuvant carrier systems for a variety of vaccines. The Company believes that Novasome lipid vesicles may be used as vaccine adjuvants and protective carriers in a variety of circumstances, including: (i) encapsulation and protection of delicate antigenic materials from destruction by the body's normal enzymatic processes; (ii) encapsulation of toxic materials, such as endotoxins and other potent toxins, for gradual releases, thereby providing protection of the body from the toxin while generating an immune response to the toxic antigen; (iii) presentation of small peptide antigens to elicit a heightened cellular immune response. Additionally, the Company has developed structures for delivery of biologically active molecules like anti-sense, genes and proteins.

   The Company has several research contracts in place to provide vaccine products, services and adjuvant technologies. These contracts include development of an adjuvant for an immunotherapeutic against human Papilloma Virus for a British vaccine company and a subcontract agreement with University of Michigan who is supplying anti-infective defense systems against biological warfare agents for the U.S. military. They are anticipated to generate approximately $.5 million in revenue in 1998 with potential revenue opportunities beyond 1998.


MANUFACTURING

The development and manufacture of the Company's products are subject to good laboratory practices ("GLP") and good manufacturing practices ("GMP") requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. The Company has the ability to produce quantities of Novasome lipid vesicles sufficient to support its current needs. The Company also has the ability to produce quantities of Novasome lipid vesicles and MNPs sufficient to support its needs for early-stage clinical trials. It does not presently have FDA certified facilities capable of producing the larger quantities of pharmaceutical products required for larger scale clinical trials or commercial production. The Company will need to rely on collaborators, licensees or contract manufacturers or acquire such manufacturing facilities for later stage clinical trials and commercial production of its own pharmaceuticals. There can be no assurance that the Company will be able to obtain such facilities or manufacture such products in a timely fashion at acceptable quality and prices, that it or its suppliers will be able to comply with GLP or GMP, as applicable, or that it or its suppliers will be able to manufacture an adequate supply of product.


MARKETING

The Company plans to market its pharmaceuticals for which it obtains regulatory approvals either through joint ventures or corporate partnering arrangements. The Company expects that such arrangements could include technology licenses, research funding, milestone payments, collaborative product development, royalties and equity investments in Novavax. Implementation of this strategy will depend on many factors, including the market potential of its products and technologies, the success in developing relationships with distributors or marketing partners for the Company's products and the financial resources available to the Company.

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

   Many companies, such as Merck, Merck-Astra, Glaxo-Wellcome, Procter & Gamble, SmithKline Beecham, OraVax and others, are currently evaluating various treatment programs for peptic ulcer disease and the treatment of H. pylori. Most of the therapies under investigation today involve a combination of a currently used ulcer treatment medication (e.g., Prilosec(R), Zantac(R) or Tagamet(R),) in association with an antibiotic (e.g., amoxicillin, Flagyl(R) or Biaxin(R)). The market for the development of treatment programs for peptic ulcer disease and H. pylori infection is competitive and no assurance can be given that the Company's
H. pylori product candidates will be developed into commercially successful products.

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

   Most of the Company's competitors are larger than the Company and have substantially greater financial, marketing and technical resources. In addition, many of these competitors have substantially greater experience than the Company in developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, if the Company commences commercial sales of pharmaceuticals, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. If any of the competitors develop new encapsulation technologies that are superior to the Company's Novasome and MNP technologies, the ability of the Company to expand into the pharmaceutical and vaccine adjuvant markets will be materially and adversely affected.

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


RESEARCH AND DEVELOPMENT

The Company's research is focused principally on the development and commercialization of formulations for topical drug delivery and therapeutic products, including antibacterial and anti-viral products and adjuvants for vaccines. The Company intends to use third-party funding when available, through collaborations, joint ventures or strategic alliances with other companies, particularly potential distributors of the Company's products. Because of the substantial funds required for clinical trials, the Company will have to obtain additional financing for its future human clinical trials. No assurance can be given that such financing will be available on terms attractive to the Company, if at all.

   The Company bases its development decisions on development costs and potential return on investment, regulatory considerations, and the interest, sponsorship and availability of funding from third parties. As of December 31, 1997, the Company's research and development staff numbered 8 individuals. In addition to its internal research and development efforts, the Company encourages the development of product candidates in areas related to its present lines by working with universities and government agencies. Novavax's research and development expenditures, approximated $2,874,000, $3,716,000 and $3,708,000 and in the years ended December 31, 1997, 1996 and 1995, respectively.


PATENTS AND PROPRIETARY INFORMATION

The Company, through a wholly-owned subsidiary, holds 46 U.S. patents and 53 foreign patents covering its technologies (which include a wide variety of component materials, its continuous flow vesicle production process and its Novamix(R) production equipment). The Company believes that these patents are important for the protection of its technology as well as certain of the development processes that underlie that technology. In addition, 8 U.S. patent applications and 53 foreign patent applications are pending covering the composition, manufacture and use of its organized lipid structures and related technologies.

   The Company expects to engage in collaborations, sponsored research agreements and preclinical testing agreements in connection with its future pharmaceutical products and vaccine adjuvants, as well as clinical testing agreements with academic and research institutions and U.S. government agencies, such as the NIH, to take advantage of the technical expertise and staff of these institutions and to gain access to clinical evaluation models, patients and related technologies. Consistent with pharmaceutical industry and academic standards, and the rules and regulations promulgated under the federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by the Company will not be treated as confidential and that the Company will be required to negotiate a license to any such developments and results in order to commercialize products incorporating them. There can be no assurance that the Company will be able to successfully obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or nonexclusive basis.


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

   The steps required before new products for use in humans may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an application for an Investigational New Drug application (IND), which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application ("NDA") for a new drug or a Product License Application ("PLA") for a new biologic to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the product.

   Preclinical tests include laboratory evaluation of product formulation, as well as animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to GMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of the preclinical tests, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator and are typically conducted in three sequential phases, although the phases may overlap. The Company or the FDA may suspend clinical trials at any time if the participants are being exposed to an unacceptable health risk. The FDA may deny an NDA or PLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post marketing testing and surveillance to monitor the safety of the Company's products.

   In addition to obtaining FDA approval for each PLA, an Establishment License Application ("ELA") must be filed and approved by the FDA for the manufacturing facilities of a biologic product before commercial marketing of the biologic product is permitted. The regulatory process may take many years and requires the expenditure of substantial resources.

   In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals and viruses. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

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

EMPLOYEES

The Company had 15 full-time employees as of December 31, 1997, of whom 8 are in research and development. The Company has no collective bargaining agreement with its employees and believes that its employee relations are good.


ITEM 2. PROPERTIES

The Company leases approximately 12,000 square feet of administrative offices and laboratory space for its corporate headquarters and PHARMACEUTICAL DIVISION, located at 8320 Guilford Road, Columbia, Maryland. The Company believes its facilities are adequate to produce quantities of Novasome lipid vesicles and MNPs sufficient to support its needs for early-stage clinical trials. It does not presently have FDA certified facilities capable of producing the larger quantities of pharmaceutical products required for larger scale clinical trials or commercial production. The Company will need to rely on collaborators, licensees or contract manufacturers or acquire such manufacturing facilities for later stage clinical trials and commercial production of its own pharmaceuticals.

   The Company's BIOLOGICS DIVISION also leases 2,363 square feet of space located in Rockville, Maryland. This space contains the Company's certified animal facility and laboratories for its biologics development which includes the vaccine and vaccine adjuvant product and services group.


ITEM 3. LEGAL PROCEEDINGS

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO
        A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with the Company's By-laws.

                                        PRINCIPAL OCCUPATION AND OTHER BUSINESS
NAME                     AGE               EXPERIENCE DURING PAST FIVE YEARS
-------------------------------------------------------------------------------

RICHARD F. MARADIE       50                 Chief Executive Officer of Novavax
                                            since March, 1997. Co-Founder,
                                            Director, President and Chief
                                            Executive Officer of Protyde
                                            Pharmaceuticals, Inc. from 1994 to
                                            1997. Director, Executive Vice
                                            President and Chief Operating
                                            Officer of Platelet Research
                                            Products, Inc. from 1991 to 1994.
                                            Director, President and Chief
                                            Executive Officer of VimRx
                                            Pharmaceuticals, Inc. from 1988 to
                                            1991. Executive Vice President and
                                            Chief Operating Officer of Creative
                                            Biomolecules, Inc. from 1987 to
                                            1988. Senior Director Cetus
                                            Corporation and General Manager and
                                            Chairman of the Board of Managers
                                            for Cetus/BenVenue Oncology
                                            Therapeutics from 1983 to 1987.
                                            Director of Oncology Marketing and
                                            Sales of Adria Laboratories, Inc.
                                            from 1974 to 1983.

D. CRAIG WRIGHT, M.D.    47                 Vice President, Research and
                                            Development and Operations of
                                            Novavax since 1993. Founder and
                                            Senior Director of Medical Research
                                            of Univax Biologics, Inc., a
                                            biopharmaceutical company, from 1988
                                            to 1992.

BRENDA L. FUGAGLI        41                 Vice President, Chief Financial
                                            Officer and Treasurer of Novavax
                                            since July, 1997. President, Chief
                                            Operating Officer, Carestream a
                                            division of FoxMeyer Corporation,
                                            1995. Senior Vice President of
                                            Marketing FoxMeyer Drug Company 1992
                                            to 1995. Vice President and
                                            Controller FoxMeyer Corporation from
                                            1989 to 1992.

                                                PRINCIPAL OCCUPATION AND
                                               OTHER BUSINESS EXPERIENCE
NAME                          AGE                DURING PAST FIVE YEARS
--------------------------------------------------------------------------------
THOMAS G. TACHOVSKY, PH.D.    51            Vice President, Business Development
                                            since February, 1998. General
                                            Partner and Founder, Matco &
                                            Associates, a consulting firm, 1991
                                            to 1998. Executive Vice President
                                            R&D, Director and Founder, Protyde
                                            Pharmaceuticals, Inc., 1995 to 1997.
                                            Vice President Business Development,
                                            Cytogen Corporation, 1989 to 1991.

RICHARD J. HARWOOD, PH.D.     54            Vice President, Pharmaceutical
                                            Product Development since March,
                                            1998. Consultant K. W. Tunnell
                                            Company, Inc., 1995 to 1998. Vice
                                            President, Research and Development,
                                            Private Formulations, Inc., 1993 to
                                            1995. Technical Planning Director,
                                            Worldwide Strategic Product
                                            Planning, Bristol-Myers Squibb, 1986
                                            to 1993. Department Director,
                                            Product Development, Rorer Group,
                                            Inc., 1982 to 1986. Research Fellow,
                                            Merck and Co., Inc., 1970 to 1982.



PART II

ITEM 5. MARKET FOR THE REGISTRANT'S
        COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Common Stock was held by 952 stockholders of record as of March 20, 1998. The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all of its earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

   The principal market for the Company's Common Stock ($.01 par value) is traded on the American Stock Exchange under the symbol "NOX". The following table shows the range of high and low closing prices of the Company's common stock on the American Stock Exchange for the periods indicated.

                             HIGH      LOW
----------------------------------------------------

1997

First quarter                $4 3/4    $3 1/4
Second quarter                4 7/16    2 5/8
Third quarter                 6         4
Fourth quarter                5 3/4     4 1/8

1996
First quarter                $6 5/8    $3 3/8
Second quarter                8 1/4     5 1/4
Third quarter                 7 1/8     3 1/8
Fourth quarter                4 5/8     2 7/8


RECENT SALES OF UNREGISTERED SECURITIES

On October 30, 1996, Novavax received $1,655,877, net of all transaction costs, from the sale of 505,000 common shares that were privately placed with accredited institutional investors by Vector Securities International, Inc. On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares with Anaconda Opportunity Fund, L.P., an accredited institutional investor, at an aggregate price of $5,100,000. Effective on or about the closing dates the 1,705,000 common shares were registered and freely tradable.

   On January 23, 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 shares of Series A Custom Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"). The closing occurred on January 28, 1998 (the "Issuance Date") at an aggregate purchase price of $6,500,000. The Company received the proceeds therefor and paid Diaz & Altschul, LLC a fee of $425,233 in consideration for its services as placement agent.

   The Series A Preferred stock is convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date, 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American Stock Exchange for the 25 trading days immediately preceeding the conversion date (the "Two Day Average Trading Price") or (ii) during the period on and after the date which is 91 days after the Issuance date, 94% of the Two Day Average Trading Price (the "Conversion Price").

   From the Issuance Date, there is ceiling price of $6.33 and within the first 180 days after the Issuance Date, the Conversion Price has applicable floor prices based on conversion dates. The floor prices range from $5.67 to $4.32. The maximum number of shares as measured by the conversion terms most beneficial to the holders of the Series A Preferred Stock at the time of closing will result in a deemed dividend in the amount of $455,048 which has been recorded to Accumulated Deficit and Additional Paid In Capital during the three months ended March 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        For the years ended December 31,
                                              ------------------------------------------------------------------------------------

                                                      1993            1994             1995                 1996           1997
----------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Revenues:
Research revenues (1)                           $    380,700    $    475,000      $       --         $        --     $        --
Sales                                                     --              --              --              55,553         519,714
Royalties from former parent (2)                     198,546         209,877         268,002                  --              --
Total Revenues                                       579,246         684,877         268,002              55,553         519,714
Costs and expenses:
Selling and marketing                                278,836         323,640         398,776                  --              --
General and administrative (3)                     1,976,356       2,162,431       2,905,873           1,874,418       2,437,166
Research and development                           2,701,038       2,860,048       3,708,005           3,715,545       2,874,129
Interest expense to former parent (4)                413,049       1,028,794       1,749,706                  --              --
Interest income                                           --              --              --            (137,539)       (244,964)
Income tax expense                                        --              --              --              98,094              --
Net loss                                          (4,790,033)     (5,690,036)     (8,494,358)         (5,494,985)     (4,546,617)
Net loss per share (basic and diluted)(5)                n/a             n/a    $      (0.85)        $     (0.54)    $     (0.39)
Weighted average number of common
  shares outstanding                                     n/a             n/a       9,937,936          10,132,896      11,667,428
BALANCE SHEET DATA:
Total current assets                            $    268,050    $    501,845    $  4,761,199         $ 3,220,772     $ 4,303,044
Working capital                                      202,914         306,159       4,330,412           2,639,505       4,014,406
Total assets                                       2,819,631       3,132,688       7,529,544           5,721,952       6,823,271
Capital lease obligations                                 --              --              --              34,351          23,607
Stockholders' (deficit) equity                    (1,070,994)     (2,202,868)      7,098,757           5,117,078       6,521,770



(1) Includes payments for licensing agreements and technology application review.

(2) Includes royalties for product sales in IGI's animal health products, cosmetic and consumer products businesses through the date of the Distribution.

(3) Includes administrative expenses incurred by IGI allocated to Novavax through the date of the Distribution.

(4) Interest expense is solely attributable to debt incurred by Novavax to fund its operations through the date of the Distribution.

(5) On December 12, 1995, IGI distributed to the holders of record of IGI's common stock , at the close of business on the Record Date, November 28, 1995, one share of the Company's common stock for every one share of IGI common stock outstanding. Pro forma net loss per common share for the year ended December 31, 1995 is based upon weighted average shares outstanding of 9,937,936. See footnote 5 of the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Certain statements under Item 1 and Item 7 contained herein or as may otherwise be incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to: statements regarding future product development and related clinical trials and statements regarding future research and development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of preclinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to continue and to most likely increase in the near-term, as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company's products , or until such time as revenues, to offset the losses, are sufficient to fund its continuing operations.

   Until the second quarter of 1996, the Company had recorded revenues from two sources: (i) research revenues from industry partners in consideration of either exclusive licenses or technology application reviews and (ii) royalty revenues that were attributable to product sales by IGI. Revenues from the sale of scientific prototype vaccines and adjuvants have been recorded in the second, third and fourth quarters of 1996 and in each quarter of 1997.


1997 COMPARED TO 1996

The net loss of $4,546,617 for the year ended December 31, 1997 was $948,368 or 17%, lower than the net loss of $5,494,985 for the year ended December 31, 1996. The 1997 net loss includes non-cash compensation expense of $577,643 compared to $1,506,790 included in the 1996 net loss. This compensation expense relates to the amortization of below-market priced stock options and warrants issued at the time of the Distribution. Other 1997 non-cash charges include $253,591 of depreciation and patent amortization expense. Non-cash charges in 1996 included $334,564 for the disposal of property and equipment and $328,225 of depreciation and patent amortization expense.

   Revenues of $519,714 were recognized during 1997 compared to $55,533 during 1996. The increase was due primarily to two contracts related to vaccine products, services and adjuvant technologies.

   Selling, general and administrative expenses include all costs associated with the marketing of the Company's technology to potential industry partners and those activities associated with identifying additional sources of capital. It also includes costs associated with management and administrative activities. Selling, general and administrative expenses were approximately $2,437,166 and $1,874,418 for the years ended December 31, 1997 and 1996, respectively. The increase of $562,748 was attributable to increased costs associated with securing strategic alliances and potential sources of financing as well as the increased staffing and infrastructure growth including the hiring of a new Chief Financial Officer and Chief Executive Officer.

   Research and development expenses include scientific staffing, supplies and other costs related to the ongoing development of the Novavax technologies as well as the development of the Company's three lead product candidates. Research and development expenses were approximately $2,874,129 and $3,715,545 for the years ended

December 31, 1997 and 1996, respectively. Although such expenses have decreased by $841,416, this change is primarily caused by the net decrease in the amortization of below-market priced stock options issued at the time of the Distribution of $933,742 and the non-recurring charge of $334,564 for the disposal of assets in 1996.

   Research and development expenses, before these items were $2,407,258 and $1,908,370 for 1997 and 1996. After considering the impact of these aforementioned non-cash expenses, research and development costs increased by $498,888. The increase was primarily due to the number of product candidates in clinical trials and the growth of the underlying research and development infrastructure including facility expansion.

   Interest income was approximately $244,964 and $137,539 for the years ended December 31, 1997 and 1996, respectively. The increase in net interest income was a direct result of an increase in the average cash balances on hand throughout the year.


1996 COMPARED TO 1995

The net loss of $5,494,985 for the year ended December 31, 1996 was $2,999,373, or 35%, lower than the net loss of $8,494,358 for the year ended December 31, 1995. The 1996 net loss includes $1,506,790, compared to $101,183 included in the 1995 net loss, of non-cash compensation expense. Other non-cash charges include $334,564 for the disposal of property and equipment and $328,225 of depreciation and patent amortization expense. Non-cash charges of $272,886 for depreciation and patent amortization have been included in the 1995 expense.

   Revenues of $55,533 were recognized during the year ended December 31, 1996 from the sale of scientific prototype vaccines and adjuvants. Novavax earned royalties from IGI of 10% of licensed product sales, or $268,002, in the year ended December 31, 1995.

   Total operating expenses were $5,589,963 in 1996, decreasing $1,422,691, or 20%, from the $7,012,654 incurred in 1995. Reduced cash resources caused the Company to reduce spending and achieve other efficiencies including a refocus of its efforts on the development of its three lead product candidates in connection with FDA human clinical trials.

   Total selling, general and administrative expenses were $1,874,418 and $3,304,649 for the years ended December 31, 1996 and 1995, respectively. Costs associated with the Distribution are included in the 1995 expenses. Nonrecurring charges of $230,474 were incurred through June 30, 1996 for transitional services provided by IGI. The agreement providing these services terminated on June 30, 1996 and no additional charges have been recorded. Certain costs included in the 1995 expenses were estimates allocated from IGI, based on Novavax being a separate public company, and may not compare with the actual costs Novavax incurred in 1996. These estimated costs were $850,000 for the year ended December 31, 1995.

   Research and development expenses were $3,715,545 and $3,708,005 for the years ended December 31, 1996 and 1995, respectively. The 1996 expenses include non-cash charges of $1,410,648, compared to $101,183 in 1995, related to the amortization of below-market priced stock options issued at the time of the Distribution, and non-cash charges of $334,564 for the disposal of property and equipment related to the closing of one of the Novavax subsidiaries' laboratory.

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


LIQUIDITY AND CAPITAL RESOURCES

Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development of commercialization activities and arrangements. During 1996, the Company moved three product candidates into clinical trials in less than one year. This rapid development prompted the need for expansion in late 1996. On October 31, 1996, the Company completed the relocation of its administrative offices and pharmaceutical laboratories to a leased facility in Columbia, Maryland. Future activities to establish commercial-scale manufacturing capabilities are subject to the Company's ability to raise funds through equity financing, or collaborative arrangements with corporate partners. Novavax's future growth will depend on its ability to commercialize its Novavax technologies for human pharmaceutical applications.

   Net cash used in 1997 for operating activities was $4,244,733. From the date of the Distribution, Novavax has conducted its operations with approximately $5,000,000 paid by IGI under the IGI License Agreement along with net proceeds from several financing transactions completed and described herein. Additionally the Company has received sources of cash from the sale of scientific prototype vaccines and adjuvants and from the exercise of stock options.

   On October 30, 1996, Novavax received $1,655,877, net of all transaction costs, from the sale of 505,000 common shares that were privately placed with accredited institutional investors by Vector Securities International, Inc.

   On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares with Anaconda Opportunity Fund, L.P., an accredited institutional investor, at an aggregate price of $5,100,000. As part of the transaction, Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a three-year term. The transaction was closed March 14, 1997 with net proceeds of $5,002,718.

   On January 23, 1998, the Company entered into Subscription Agreements with each of four purchasers to effectuate the private placement of 6,500 share of Series A Custom Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"). The closing occurred on January 28, 1998 (the "Issuance Date") at an aggregate purchase price of $6,500,000. The Company received the proceeds therefor and paid Diaz & Altschul, LLC a fee of $425,233 in consideration for its services as placement agent.

   The Series A Preferred Stock is convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date, 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American Stock Exchange for the 25 trading days immediately preceding the conversion date (the "Two Day Average Trading Price") or (ii) during the period on and after the date which is 91 days after the Issuance Date, 94% of the Two Day Average Trading Price (the "Conversion Price"). From the Issuance Date, there is a ceiling price of $6.33 and within the first 180 days after the Issuance Date, the Conversion Price has applicable floor prices, ranging from $5.67 to $4.32, based on conversion dates. The maximum number of shares as measured by the conversion terms most beneficial to the holders of the Series A Preferred Stock at the time of closing results in a deemed dividend in the amount of $455,048 which will be recorded in the first quarter of 1998.

   As of December 31, 1997, Novavax estimates that the money received from the most recent sale of the privately placed Preferred Stock, and its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for approximately 18 to 24 months. On December 31, 1997, the Company had $3,847,072 in cash, cash equivalents and marketable securities on hand.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISKS

Not applicable.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 14, 1998 (the "1998 Proxy Statement") under the captions "Proposal 1 -- Election of Directors" and "Beneficial Ownership of Common Stock" and is incorporated herein by this reference. The Company expects to file the 1998 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 1997.

   Officers are elected on an annual basis and serve at the discretion of the Board of Directors.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Company's 1998 Proxy Statement under the captions "Executive Compensation" and "Director Compensation" and is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF
         CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information required by this item is contained in the Company's 1998 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

The information required by this item is contained in the Company's 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: Report of Independent Accountants Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31, 1997,1996, and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1997,1996, and 1995 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,1996, and 1995 Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: Schedules are either not applicable or not required because the information required is contained in the financial statements or notes thereto. Condensed financial information of the Registrant is omitted since there are no substantial amounts of restricted net assets applicable to the Company's consolidated subsidiaries.

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

3.1 Amended and Restated Certificate of Incorporation of Novavax, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Annual Report Form 10-K for the fiscal year end December 31, 1996, File No. 0-26770, filed March 21, 1997 (the "1996 Form 10-K")]

3.2 Amended and Restated By-laws of Novavax, Inc. [Incorporated by reference to Exhibit 3.2 to the 1996 Form 10-K.]

3.3 Certificate of Designations of Series A Custom Convertible Preferred Stock dated January 28, 1998 by and between the Company and each of the four purchasers, Delta Opportunity Fund, Ltd., Olympus Securities, Ltd., Nelson Partners, OTATO Limited Partnership. [Incorporated by reference to Exhibits 4.2 to the Company's Registration Statement on Form S-3, File No. 333-46409, filed February 17, 1998. ]

   4 Specimen stock certificate for shares of Common Stock par value $.01 per share. [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the "Form 10").]

   10.1 Tax Matters Agreement between Novavax and IGI. [Incorporated by reference to Exhibit 10.1 to the Form 10.]

   10.2 Transition Services Agreement between Novavax and IGI. [Incorporated by reference to Exhibit 10.2 to the Form 10.]

   10.3 License Agreement between IGEN, Inc. and Micro-Pak, Inc.[Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-26770, filed April 1, 1996, (the "1995 Form 10-K").]

 **10.4 1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.4 to the Form 10.]

 **10.5  1995 Director Stock Option Plan. [Incorporated by reference to Exhibit
         10.5 to the Form 10.]

   10.6 Stock Purchase Agreement dated October 9, 1996 by and between the Company and the purchasers named therein. [Incorporated by reference to
         Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-14305, filed October 17, 1996.]

   10.7 Agreement of Lease by and between the Company and Rivers Center Associates Limited Partnership, dated September 25, 1996. [Incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K.]

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

   10.9 Form of Warrant issued by the Company to Anaconda Opportunity Fund, L.P. [Incorporated by reference to Exhibit 4.5 to the Anaconda S-3.]

 **10.10 Employment Agreement dated May 15, 1997, by and between the Company
 *       and Richard F. Maradie.

 **10.11 Employment Agreement dated July 24, 1997, by and between the Company
 *      and Brenda L. Fugagli.

 **10.12 Letter Agreement dated February 19, 1998, by and between the Company
 *       and Richard J. Harwood.

 **10.13 Letter Agreement dated February 19, 1998, by and between the Company
 *       and Thomas G. Tachovsky.

   10.14 Form of Subscription Agreement dated January 23, 1998 by and between the Company and each of the four purchasers, Delta Opportunity Fund, Ltd., Olympus Securities, Ltd., Nelson Partners, OTATO Limited Partnership. [Incorporated by reference to Exhibits 4.5 to the Company's Registration Statement on Form S-3, File No. 333-46409, filed February 17, 1998.]

   21 List of Subsidiaries [Incorporated by reference to Exhibit 21 to the 1995 Form 10-K.]

  *23    Consent of Coopers & Lybrand L.L.P.

  *27    Financial Data Schedule

  (B)    Reports on Form 8-K:

         None.

INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS


DESCRIPTION

Report of Independent Accountants               20

Consolidated Statements of Operations
  for each of the three years in the
  period ended December 31, 1997                21

Consolidated Balance Sheets as of
  December 31, 1997 and 1996                    22

Consolidated Statements of Changes in
  Stockholders' Equity for each of the three
  years in the period ended December 31, 1997   23

Consolidated Statements of Cash Flows
  for each of the three years in the period
  ended December 31, 1997                       24

Notes to Consolidated Financial Statements      25

REPORT OF INDEPENDENT
ACCOUNTANTS

To the Board of Directors and Stockholders of Novavax, Inc.:

We have audited the accompanying consolidated balance sheets of Novavax, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novavax, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


McLean, Virginia
March 13, 1998

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the years ended December 31,
                                                        -------------------------------------------

                                                            1997          1996             1995
---------------------------------------------------------------------------------------------------
Revenues:
  Contract Revenue                                    $   519,714    $    55,533       $        --
  Royalties from former parent                                 --             --           268,002
                                                      -----------    -----------       -----------
    Total Revenues                                        519,714         55,533           268,002
Operating expenses:
  Selling and marketing                                        --             --           398,776
  General and administrative                            2,437,166      1,874,418         2,905,873
  Research and development                              2,874,129      3,715,545         3,708,005
                                                      -----------    -----------       -----------
    Total operating expenses                            5,311,295      5,589,963         7,012,654
  Loss from operations                                 (4,791,581)    (5,534,430)       (6,744,652)
  Interest expense to former parent                            --             --        (1,749,706)
  Interest income, net                                    244,964        137,539                --
                                                      -----------    -----------       -----------
  Loss before income taxes                             (4,546,617)    (5,396,891)       (8,494,358)
Income tax expense                                             --        (98,094)               --
                                                      -----------    -----------       -----------
Net loss                                              $(4,546,617)   $(5,494,985)      $(8,494,358)
                                                      ===========    ===========       ===========
Net loss per share (basic and diluted)                $     (0.39)         (0.54)            (0.85)
                                                      ===========    ===========       ===========

Weighted average number of common shares outstanding   11,667,428     10,132,896         9,937,936
                                                      ===========    ===========       ===========




The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                    As of December 31,
                                                              ----------------------------

                                                                   1997             1996
------------------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash and cash equivalents                                  $  3,847,107    $  2,481,258
  Marketable securities                                                --         500,820
  Accounts receivable                                             217,150              --
  Receivable from former parent                                    32,835              --
  Prepaid expenses and other current assets                       205,952         238,694
                                                             ------------    ------------
      Total current assets                                      4,303,044       3,220,772
                                                             ------------    ------------
  Property and equipment-- cost                                 1,428,638       1,383,123
    Accumulated depreciation                                     (539,463)       (405,212)
                                                             ------------    ------------
  Property and equipment -- net                                   889,175         977,911
  Patent costs, net of accumulated amortization of
    $549,397 and $430,057 in 1997 and 1996, respectively        1,573,454       1,494,880
  Other assets                                                     57,598          28,389
                                                             ------------    ------------
      Total assets                                           $  6,823,271    $  5,721,952
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Capital lease obligations                                  $     10,744    $     10,744
  Accounts payable                                                237,884         367,754
  Accrued payroll                                                  40,010         196,593
  Payable to former parent                                             --           6,176
                                                             ------------    ------------
      Total current liabilities                                   288,638         581,267
  Capital lease obligations, less current maturities               12,863          23,607
                                                             ------------    ------------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized                                                         --              --
  Common stock, $.01 par value, 30,000,000 shares
      authorized, 12,031,757 issued and
      12,012,013 outstanding at December 31, 1997
      and 10,660,710 shares issued and outstanding
      at December 31, 1996                                        120,318         106,607
  Additional paid-in capital                                   38,020,621      32,409,899
  Accumulated deficit                                         (31,342,780)    (26,796,164)
  Deferred compensation on stock options granted                  (25,620)       (603,264)
                                                             ------------    ------------
  Treasury stock, 19,744 shares, cost basis                      (250,769)             --
      Total stockholders' equity                                6,521,770       5,117,078
                                                             ------------    ------------
      Total liabilities and stockholders' equity             $  6,823,271    $  5,721,952
                                                             ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             For the years ended December 31,
                                                        -----------------------------------------

                                                            1997          1996          1995
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net Loss                                            $(4,546,617)    $(5,494,985)   $(8,494,358)
    Reconciliation of net loss to net cash used
       by operating activities:
      Non-cash restructuring and recapitalization              --              --      1,513,253
      Reimbursement to former parent                           --              --       (250,000)
      Non-cash compensation expense                       577,644       1,506,790        101,183
      Depreciation and amortization                       253,591         328,225        272,886
      Disposal of property and equipment                       --         334,564             --
      Issuance of stock to 401k plan                        9,729              --             --
    Changes in operating assets and liabilities
      Accounts receivable                                (217,150)             --        475,000
      Prepaid expenses and other assets                     3,534        (185,074)       (58,993)
      Payable to/receivable from former parent            (39,011)         60,930        (54,754)
      Accounts payable and accrued expenses              (286,453)        133,560        235,101
                                                      -----------     -----------    -----------
Net cash used by operating activities                  (4,244,733)     (3,315,990)    (6,260,682)

Cash flows from investing activities:
  Proceeds from the sale of marketable securities         500,820        (500,820)            --
  Capital expenditures                                    (45,515)        (98,363)       (45,562)
  Deferred patent costs                                  (197,914)       (244,321)      (367,418)
                                                      -----------     -----------    -----------
Net cash used by investing activities                     257,391        (843,504)      (412,980)
Cashflows from financing activities:
  Payable to former parent                                     --              --      2,081,776
  Notes payable to former parent                               --              --      4,172,401
  License agreement with former parent                         --              --      5,000,000
  Payment of capital leases                               (10,744)             --             --
  Proceeds from the private placement of
    Common Stock, net                                   5,002,718       1,655,877             --
  Proceeds from the exercise of options                   361,217         350,639         37,500
                                                      -----------     -----------    -----------
Net cash provided by financing activities               5,353,191       2,006,516     11,291,677
                                                      -----------     -----------    -----------
Net change in cash and cash equivalents                 1,365,849      (2,152,978)     4,618,015
Cash and cash equivalents at beginning of the period    2,481,258       4,634,236         16,221
                                                      -----------     -----------    -----------
Cash and cash equivalents at end of the period        $ 3,847,107     $ 2,481,258    $ 4,634,236
                                                      ===========     ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 1997, 1996 and 1995



                                                                     Additional     Note Payable       Combined
                                               Common Stock           Paid-in        to Former          Equity
                                           Shares       Dollars        Capital        Parent           Capital        Deficit
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1995                 14,973                                   $12,851,599        $ 4,974,000    $(20,028,467)

  Proceeds from payable to
    former parent                                                                                                      7,221,646
  Proceeds from note payable to
    former parent                                                                   4,172,401
  Restructuring and recapitalization  9,872,963       $ 98,879      $23,162,374   (17,024,000)        (4,974,000)
  License agreement with
    former parent                                                     5,000,000
  Options granted as compensation                                     1,988,748
  Amortization of deferred
    compensation
  Exercise of stock options              50,000            500           37,000
  Net loss                                                                                                            (8,494,358)
                                     ----------      ---------      -----------       --------          ----------  ------------
Balance, December 31, 1995            9,937,936         99,379       30,188,122             --                 --    (21,301,179)

  Options and warrants granted
    as compensation                                                    222,489
  Amortization of deferred
    compensation
  Private sale of common stock, net     505,000          5,050        1,650,827
  Exercise of stock options             217,774          2,178          348,461
  Net loss                                                                                                            (5,494,985)
                                     ----------      ---------      -----------       --------          ----------  ------------
Balance, December 31, 1996           10,660,710        106,607       32,409,899                                      (26,796,164)

  Options granted as compensation
  Company contribution to
    Employee 401k plan                      771              8            2,491
  Amortization of deferred
    compensation
  Private sale of common stock, net   1,200,000         12,000        4,990,718
  Exercise of stock options             170,276          1,703          617,513
  Net loss                                                                                                            (4,546,617)
                                     ----------      ---------      -----------       --------          ----------  ------------
Balance, December 31, 1997           12,031,757       $120,318      $38,020,621       $     --          $      --   $(31,342,780)
                                     ==========      =========      ===========       ========          ==========  ============


                                             Deferred                                                   Total
                                            Compensation                                             Stockholders'
                                              on Stock                 Treasury Stock                   Equity
                                          Options Granted          Shares           Dollars           (Deficit)
-----------------------------------------------------------------------------------------------------------------

Balance, January 1, 1995                                                                            $(2,202,868)

  Proceeds from payable to
    former parent                                                                                     7,221,646
  Proceeds from note payable to
    former parent                                                                                     4,172,401
  Restructuring and recapitalization                                                                  1,263,253
  License agreement with
    former parent                                                                                     5,000,000
  Options granted as compensation           $(1,988,748)                                                     --
  Amortization of deferred
    compensation                                101,183                                                 101,183
  Exercise of stock options                                                                              37,500
  Net loss                                                                                           (8,494,358)
                                            -----------              ------       ---------           ---------
Balance, December 31, 1995                   (1,887,565)                --             --             7,098,757

  Options and warrants granted
    as compensation                            (222,489)                                                     --
  Amortization of deferred
    compensation                              1,506,790                                               1,506,790
  Private sale of common stock, net                                                                   1,655,877
  Exercise of stock options                                                                             350,639
  Net loss                                                                                           (5,494,985)
                                            -----------              ------       ---------           ---------
Balance, December 31, 1996                     (603,264)                --                            5,117,078

  Options granted as compensation
  Company contribution to
    Employee 401k plan                                                1,330       $   7,230               9,729
  Amortization of deferred
    compensation                                577,644                                                 577,644
  Private sale of common stock, net                                                                   5,002,718
  Exercise of stock options                                         (21,074)       (257,999)            361,217
  Net loss                                                                                           (4,546,616)
                                            -----------              ------       ---------           ---------
Balance, December 31, 1997                  $   (25,620)            (19,744)      $(250,769)         $6,521,770
                                            ===========              ======       =========           =========



The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND BASIS OF
   PRESENTATION

DESCRIPTION OF BUSINESS

Novavax, Inc., a Delaware corporation ("Novavax" or the "Company"), is a biopharmaceutical company focusing on the research and development of proprietary topical and oral drug delivery technologies and applications of those technologies. The Company's technology platforms involve the use of proprietary organized lipid structures made into microscopic vesicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, antibacterial and anti-viral products and vaccine adjuvants. The Company currently has three lead product candidates in various stages of development and animal and human trials. These include, ESTRASORB(TM), a topical estrogen cream, ANDROSORB(TM), a topical testosterone cream, and Helicore(TM), an oral anti-bacterial preparation for the treatment of Helicobacter pylori infection. The regulatory process is lengthy, requiring substantial funds, and the Company cannot predict when approval of any product or a license to sell any product might occur. In addition, there can be no assurances the Company will have sufficient funds necessary or that the additional funds will be available at all or on acceptable terms. The Company also recognizes that the commercial launch of any product is subject to certain risks including but not limited to manufacturing scale-up and market acceptance.


BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Novavax (formerly Molecular Packaging Systems, Inc.), its wholly-owned subsidiaries Micro-Pak, Inc. ("Micro-Pak") and Micro Vesicular Systems, Inc. ("MVS"), and Lipovax, Inc. ("Lipovax", formerly known as Novavax, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The financial statements for the period January 1, 1995 through December 12, 1995 have been prepared for the aforementioned companies on a combined basis from books and records maintained by IGI, Inc. ("IGI"). These combined financial statements reflect the financial position and results of operations of the combined companies at their historical bases, including allocations of certain costs by IGI. The accounts and transactions between the companies have been eliminated. The financial statements may not be indicative of the results that would have been attained had the entities operated together independently of IGI.


2. DISTRIBUTION

On December 12, 1995 (the "Distribution Date"), IGI distributed to the holders of record of IGI's common stock, at the close of business on the Record Date, November 28, 1995, one share of the Company's common stock for every one share of IGI common stock outstanding (the "Distribution"). The Distribution resulted in 93.2% of the outstanding shares of the Company's common stock being distributed to holders of IGI common stock on a proportionate basis after taking into account the Restructuring and Recapitalization described in Note 3. As a result of the Distribution, the Company is no longer a subsidiary of IGI but an independent publicly-owned company whose shares are traded on the American Stock Exchange under the trading symbol NOX.


3. RESTRUCTURING AND RECAPITALIZATION

Prior to the Distribution, IGI consolidated its animal health products and cosmetics and consumer products businesses (the "Core Businesses") within itself and its subsidiaries. Concurrently it consolidated the biotechnology business (the "Biotechnology Business") within Novavax and its subsidiaries (the "Restructuring"). At the time of the Restructuring, IGI owned, through its wholly-owned subsidiary, IGEN, Inc. ("IGEN"), the following percentages of the voting power of the subsidiaries conducting the Biotechnology Business: 84.7% of the voting power of Novavax, the sole stockholder of both Micro-Pak and MVS, and 90.3% of the voting power of Lipovax. The Biotechnology Business resided, and continues to reside, within Novavax, Micro-Pak, MVS and Lipovax. Prior to the Restructuring, the current and former employees of Novavax and Lipovax held approximately 15.3% and 9.7% of the voting power of Novavax and Lipovax, respectively.

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

   As part of the Restructuring, Novavax issued to IGEN 41,569 shares of Novavax Common Stock in exchange for the transfer by

IGEN to Novavax of all of IGEN's rights to the payment of $17,024,000 aggregate indebtedness owed to ImmunoGenetics, Inc., a wholly-owned subsidiary of IGEN (and the primary operating entity of the Core Businesses ("ImmunoGenetics")), by MVS ($9,996,504) and Lipovax ($7,027,496) (collectively, "Novavax Sub Debt"). The Novavax Sub Debt resulted from loans made by ImmunoGenetics to MVS and Lipovax during the period from 1991 to the Distribution Date. The number of shares of Novavax Common Stock issued in exchange for the Novavax Sub Debt was based on the value of $409.54 per share of Novavax Common Stock. In connection with the Restructuring, Novavax converted $17,024,000 of these loans for 41,569 shares of Novavax stock.

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

   To complete the separation of the Core Businesses from the Biotechnology Business, on December 12, 1995, IGEN distributed all of the shares of Novavax Common Stock held by IGEN (approximately 93.2% of the voting securities of Novavax) to IGI in a transaction intended to qualify as a tax-free distribution under section 355 of the Code. IGI received a private letter ruling from the Internal Revenue Service ("IRS") that the Distribution would not be taxable to IGI or its shareholders.


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


PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally five years. Amortization of leasehold improvements is provided over the estimated useful lives of the improvements or the term of the lease, which ever is shorter. Furniture and equipment held under capital leases are amortized under the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

   Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operations.


PATENT COST

Costs associated with obtaining patents, principally legal costs and filing fees, are being amortized on a straight line basis over the remaining economic lives of the respective patents. The Company periodically evaluates the carrying amount of these assets based on current licensing and future commercialization efforts and if warranted, impairment would be recognized. Accumulated amortization of patent costs was $549,397 and $430,057 at December 31, 1997 and 1996, respectively.


REVENUE RECOGNITION

Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are produced and shipped. Revenues earned under research contracts are recognized when the related contract provisions are met.


NET LOSS PER SHARE

In 1997, the Company adopted SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing the net loss available to common shareholders by the weighted average number of common share outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.

   Potential common shares are not included in the computation of dilutive earning per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares as they are antidilutive. Earnings per share for all other periods presented conform to SFAS No. 128.

   Pro forma net loss per share for the year ended December 31, 1995 is based upon weighted average shares outstanding of 9,937,936 representing primarily shares issued in connection with the Recapitalization. These shares have been treated as outstanding as if the transaction had occurred on January 1, 1995.


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

   The effect on deferred taxes of changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on management's determination of the ultimate realizability of future deferred tax assets. Novavax was included in IGI's consolidated federal income tax return through the effective date of the Distribution. Provisions for income taxes were calculated on a separate return basis and were determined in accordance with the provisions of SFAS No. 109.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of patent costs and benefits for income taxes and related valuation allowances. Actual results could differ from those estimates.


NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, Reporting Comprehensive Income, requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS no. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management makes internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.


5. TRANSACTIONS WITH FORMER PARENT

CHARGES

Through the Distribution Date, IGI charged Novavax for expenses incurred on its behalf, including executive, legal, accounting, data processing, consulting, cash management, human resources and employee benefits. These costs were allocated on a variety of methods, including:

-     Specific identification based on estimates of time and services provided

- Relative identification allocated based on Novavax's relationship to the entire pool of beneficiaries

   The allocation methods, while reasonable under the then current circumstances, may not represent the cost of similar activities on a separate entity basis. For the period January 1, 1995 through December 31, 1995 such costs have been included in general and administrative expenses ($850,000), and interest expense ($1,749,706). These amounts have been accumulated on Novavax's accompanying Balance Sheet as payable to parent through the Distribution Date, at which time such amounts were reversed to the Deficit since these charges will not be repaid.


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


TRANSITION SERVICES

Under a Transition Services Agreement, established at the time of the Distribution, IGI continued to provide certain administrative services to Novavax, including services relating to human resources, purchasing and accounting, data processing and payroll services from the day of the Distribution until June 30, 1996. Novavax paid IGI a fee for all services provided by IGI employees, based on IGI's cost. The agreement was terminated on June 30, 1996. Costs of $230,474 were incurred for the six month period ended June 30, 1996. For the period December 13, 1995 through December 31, 1995, $35,000 of such costs were incurred. These charges have been offset in part by receivables due from IGI and recorded as a payable to former parent on the December 31, 1995 balance sheet. At December 31, 1996 the Company was owed $32,285 from IGI primarily related to patent costs.


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


6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

                       1997      1996        1995
--------------------------------------------------
Taxes                $ --     $100,000         $--
Interest               --       10,955          --


   For the years ended December 31, 1997, 1996 and 1995, the Company had the following non-cash financing and investing activities:

                                     1997        1996         1995
------------------------------------------------------------------------
Reversal against deficit of
  payable to former parent         $    --    $     --     $7,221,646
Options granted
  as compensation                       --          --     $1,988,748
Capital lease obligation for
  the purchase of furniture
  and equipment                    $36,285    $ 36,285     $       --


7. PROPERTY AND EQUIPMENT
Property and equipment, stated at cost, is comprised of the following:

                                      1997            1996
-------------------------------------------------------------
Leasehold improvements             $  327,682     $  321,506
Machinery and equipment             1,021,135        993,202
Equipment under capital leases         36,285         36,285
Furniture and fixtures                 43,536         32,130
                                   ----------     ----------
                                    1,428,638      1,383,123
Less accumulated depreciation
                                     (539,463)      (405,212)
                                   ----------     ----------
                                   $  889,175     $  977,911
                                   ==========     ==========

   During 1996, the disposal of property and equipment having a net book value of $334,564 was recorded relating to the closing of one of the Novavax subsidiaries' laboratory. Depreciation expense of $134,251, $221,237 and $189,085 and was recorded in the years ended December 31, 1997 and 1996, 1995, respectively.


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

   Under the Novavax 1995 Stock Option Plan (the "Plan"), options may be granted to officers, employees and consultants or advisors to Novavax and any present or future subsidiary to purchase a maximum of 4,000,000 shares of Novavax common stock (including the Spin-off Options). Incentive options, having a maximum term of ten years, can be granted at no less than 100% of the fair market value of Novavax's stock at the time of grant and are generally exercisable in cumulative increments over several years from the date of grant. Both incentive and non-statutory stock options may be granted under the 1995 plan. There is no minimum exercise price for non-statutory stock options.

   The Board of Directors of Novavax granted, as of the Distribution Date, options to purchase 600,000 shares of Novavax common stock to various employees at an exercise price of $.01 per share. Concurrently, the Board granted options to purchase 415,000 shares of Novavax common stock at $3.24 per share to Novavax employees, the estimated fair market value. 890,000 of these options first become exercisable on the six month anniversary of the Distribution Date as to 50% of the shares covered thereby and as to an additional 25% of the shares on each of the first and second anniversaries of the Distribution Date. 125,000 of these options first become exercisable in increments of

25% of the shares on each of the first through fourth anniversaries of the Distribution Date. These options become immediately exercisable in the event of the acquisition of Novavax, including a merger in which Novavax is not the surviving entity, the sale of all or substantially all of the assets of Novavax or the acquisition of a majority of the equity securities of Novavax. The options also become immediately exercisable in the event the optionee is terminated without cause. As of the Distribution Date, 28,871 substitute options were issued in exchange for options to purchase Lipovax, which existed prior to the Distribution Date.


1995 DIRECTOR STOCK OPTION PLAN

The 1995 Director Stock Option Plan (the "Director Plan") provides for the issuance of up to 500,000 shares of Novavax Common Stock. 110,000, 80,000 and 120,000 options were granted under this plan in 1997, 1996 and 1995, respectively. In addition, each Eligible Director then serving as a director on the last business day of 1998 will be granted a non-qualified option to purchase 10,000 shares of Common Stock. The exercise price per share is the fair market value on the date of grant. Options granted to Eligible Directors are exercisable in full beginning six months after the date of grant and terminate ten years after the date of grant.

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



   Activity under the 1995 Stock Option Plan and 1995 Director Stock Option Plan was:

                                                         1995
                                      1995 Stock     Director Stock
                                     Option Plan      Option Plan
----------------------------------------------------------------------------

Balance January 1, 1995                  22,749
  Granted at average price
    of $2.97 per share                3,077,886        120,000
  Exercised at average price
    of $.75 per share                  (50,000)
  Expired or canceled at
    average price of
    $3.66 per share                     (2,000)
                                    ----------       ---------
December 31, 1995                    3,048,635         120,000
  Granted at average price
    of $4.96 per share                 660,000          80,000
  Exercised at average price
    of $1.61 per share                (215,274)
  Expired or canceled at
    average price of
    $3.84 per share                    (20,500)
                                    ----------       ---------

December 31, 1996                    3,472,861         200,000
  Granted at average price
    of $4.18 per share                 300,000         110,000
  Exercised at average price
    of $2.86 per share                (190,693)
  Expired or canceled at
    average price of
    $3.58 per share                   (378,610)
                                    ----------       ---------

December 31, 1997                    3,203,558         310,000
                                    ----------       ---------
Price Range                       $.01 to 7.00   $3.24 to 5.81
                                  ------------   -------------
Weighted average                         $3.35           $4.01
Exercisable                          2,603,925         240,000
Available for grant
  December 31, 1996                    259,365         300,000
  December 31, 1997                    361,549         190,000
                                    ----------       ---------


Information with respect to stock options outstanding at December 31, 1997 is as follows:

                                       Weighted
                            Number      Average     Weighted
                              of       Remaining    Average
                            Options   Contractual   Exercise
Price Range               Outstanding     Life        Price
--------------------------------------------------------------

Options issued at below
  Market Value
$0.01                       523,383       7.7          $0.01
--------------------------------------------------------------
Options issued at
  Market Value
$1.21 to 2.50                20,622       7.9          $1.21
$2.51 to 3.50             1,193,788       6.0          $3.06
$3.51 to 4.50               947,800       7.0          $3.90
$4.51 to 7.00               827,965       7.4          $5.54
                          ---------       ---          -----
                          2,990,175       6.7          $4.00
                          ---------       ---          -----

   In connection with its stock option plans, Novavax makes no charges to operations in connection with stock options granted at the fair market value at the date of grant. With respect to options which were granted below fair market value at the date of grant, the Company records compensation expense for the difference between the fair market value at the date of grant and the exercise price as the options become exercisable. $471,924, $1,410,648 and $101,183 related to such options has been included as compensation expense in 1997, 1996 and 1995, respectively.

   The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized on the Company's option plans. If the Company had elected to recognize the compensation cost for the 1995 Stock Option Plan and the 1995 Director Stock Option Plan consistent with SFAS 123, the Company's net loss and loss per share on a pro forma basis would be:

                                  1997              1996             1995
--------------------------------------------------------------------------------

Net loss

  As reported                 $(4,546,617)      $(5,494,985)     $ (8,494,358)
  Pro forma                   $(5,113,882)      $(6,354,089)     $(10,110,754)
Basic earnings
 per share (in dollars)
  As reported                 $      (.39)      $      (.54)     $       (.85)
  Pro forma                   $      (.44)      $      (.63)     $      (1.02)
Risk-free interest rates         5.2%-7.2%             5.97%             5.97%
Expected life in years
  Employees                           6.0               6.0               6.0
  Directors                           3.0               3.0               3.0
Dividend Yield                        0.0%              0.0%              0.0%
Volatility
  Options issued by
   Novavax after
   November 28, 1995                   47%               75%               75%
  Options issued by
   Novavax prior
   November 28, 1995                   --                50%               50%
Weighted average
   remaining
   contractual life
   in years                           6.9               5.7               5.7
Weighted average fair
   value at date of
   grant (in dollars)               $3.41             $3.11             $3.11


NON-EMPLOYEE OPTIONS

The Company has entered into agreements to receive advisory and consulting services from several individuals, four of whom serve on the Novavax Scientific Advisory Board. Non-qualified stock options have been granted to these individuals under the 1995 Stock Option Plan. Using the Black-Scholes option pricing model, a charge of $39,685 and $30,107 related to these options has been recorded in 1997 and 1996 respectively.


COMMON STOCK WARRANTS

In connection with the October 1996 private stock sale, the Company provided the underwriter warrants for the purchase of 50,000 shares of common stock, par value $.01 per share. The warrants are fully exercisable at $3.75 per share and expire on October 30, 2001. In November 1996, in consideration for services performed by a consultant, the Company also issued warrants for 50,000 shares of common stock, par value $.01 per share. The warrants are exercisable at $5.00 per share, and are fully vested at December 31, 1997. These warrants expire on November 18, 2001. As of December 31, 1997, no warrants had been exercised. Using the Black-Scholes option pricing model, a charge related to these warrants of $66,035, and $66,035 has been recorded in 1997 and 1996 to the Statement of Operations.


9. INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheets consist of the following:

                                  1997            1996
--------------------------------------------------------------

Net operating losses           $ 4,888,610        3,516,909
Research tax credits               820,641          721,333
Disqualifying stock options        716,428          523,746
Deferred patent costs             (607,668)        (515,675)
Alternative-minimum tax credit      93,674           93,674
Other, net                          17,985           10,927
                              ------------       ----------
                                 5,929,670        4,350,914
Less valuation allowance        (5,929,670)      (4,350,914)
                              ------------       ----------
Deferred taxes, net           $         --       $       --
                              ============       ==========


   Realization of net deferred tax assets at the balance sheet dates is dependent on the company's ability to generate future taxable income which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 1997 and 1996.

   In connection with the filing of the Company's 1995 tax return during 1996, it was determined that the Company had an Alternative Minimum Tax liability resulting from the cash received from IGI in return for the license. The 1996 income tax expense is fully attributable to the Alternative Minimum Tax calculation.

   Federal net operating losses and tax credits available to Novavax and are as follows:
-------------------------------------------------------------------------------
Net operating losses expiring through the year 2012              $12,089,502
Research tax credits expiring through the year 2012                  820,641
Alternative-minimum tax credit (no expiration)                        93,674


10. COMMITMENTS AND CONTINGENCIES
Novavax leases laboratory and office space, machinery and equipment under capital and noncancelable operating lease agreements expiring at various dates through 2006. Future minimum rental commitments under noncancelable leases as of December 31, 1997 are as follows:

                                       OPERATING
                                         LEASES             CAPITAL LEASES
-----------------------------------------------------------------------------
1998                                $  201,709               $14,822
1999                                   176,921                12,062
2000                                   151,014                  --
2001                                   145,725                  --
2002                                   149,489                  --
Thereafter                             610,450                  --
                                    ----------               -------
Total Lease Payments                $1,435,308               $26,884
                                    ==========
Less: amount representing interest                             3,277
                                                               -----
Present value of
  net minimum lease payments                                 $23,607
                                                             =======


   Aggregate rental expenses approximated $279,398, $183,327, $260,041, and in 1997,1996 and 1995 respectively.

   In October 1996, the Company entered into a 10-year operating lease for office and laboratory facilities. In connection with this lease agreement, Novavax is required to maintain a "Net Asset Value" of $2,000,000. The term "Net Asset Value" is defined as the difference between the total assets and the total liabilities. If the Net Asset Value falls below $2,000,000, the Company is required to provide other reasonable financial assurances to the Landlord within five days of the Landlords request. The financial assurances may be, but without limitation to, the following: a bond for the Landlord's benefit, an increase in the deposit, or a letter of credit, as reasonably believed necessary by the Landlord or its lenders.

   Also in October 1996, the Company entered into a 2-year operating lease for approximately 2,363 square feet of laboratory space. This shared space houses the Company's certified animal facility and laboratories for its biologics development which includes the vaccine adjuvant program. Both leases include various renewal options, purchase options, and escalation clauses.


11. SIGNIFICANT CUSTOMERS

Novavax's revenue includes amounts earned from arrangements with various industry partners. In the year ended December 31, 1997, two different customers each represented in excess of 10% of revenues.


12. SUBSEQUENT EVENTS

On January 23, 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 share of Series A Custom Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"). The closing occurred on January 28, 1998 (the "Issuance Date") at an aggregate purchase price of $6,500,000. The Company received the proceeds therefor and paid Diaz & Altschul, LLC a fee of $425,233 in consideration for its services as placement agent.

   The Series A Preferred Stock is convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date, 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American Stock Exchange for the 25 trading days immediately preceding the conversion date (the "Two Day Average Trading Price") or (ii) during the period on and after the date which is 91 days after the Issuance Date, 94% of the Two Day Average Trading Price (the "Conversion Price").

   From the Issuance Date, there is ceiling price of $6.33 and within the first 180 days after the Issuance Date, the Conversion Price has applicable floor prices based on conversion dates. The floor prices range from $5.67 to $4.32. The maximum number of shares as measured by the conversion terms most beneficial to the holders of the Series A Preferred Stock at the time of closing will result in a deemed dividend in the amount of $455,048 which has been recorded to Accumulated Deficit and Additional Paid in Capital during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NOVAVAX, INC.

Date: March 27, 1998             By:     /s/ Richard F. Maradie
                                         ------------------------
                                         Richard F. Maradie
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

NAME                                TITLE                          DATE
-------------------------------------------------------------------------------


/s/ Richard F. Maradie            Chief Executive Officer      March 27, 1998
----------------------
Richard F. Maradie

/s/ Brenda L. Fugagli             Vice President,              March 27, 1998
---------------------             Principal Financial and
Brenda L. Fugagli                 Accounting Officer


/s/ Wayne A. Downing              Director                     March 27, 1998
--------------------
Wayne A. Downing

/s/ Mitchell J. Kelly             Director                     March 27, 1998
---------------------
Mitchell J. Kelly

/s/ J. Michael Lazarus            Director                     March 27, 1998
----------------------
J. Michael Lazarus

/s/ John O. Marsh, Jr.            Director                     March 27, 1998
----------------------
John O. Marsh, Jr.

/s/ Ronald A. Schiavone           Director                     March 27, 1998
-----------------------
Ronald A. Schiavone

/s/ Ronald H. Walker              Director                     March 27, 1998
--------------------
Ronald H. Walker

EXHIBIT INDEX


Exhibit
----------------------------------
3.1    *
3.2    *
3.3    *
4      *
10.1   *
10.2   *
10.3   *
10.4   *
10.5   *
10.6   *
10.7   *
10.9   *
10.10
10.11
10.12
10.13
10.14  *
21     *
23
27

* These exhibits are incorporated by reference