Form 10-K/A
period 1997-12-31
NOVAVAX INC
filed 1998-04-06
CIK 1000694

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 FORM 10-K/A


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

   The Company recently formed two operating divisions, NOVAVAX PHARMACEUTICAL DIVISION (the "PHARMACEUTICAL DIVISION") and NOVAVAX BIOLOGICS DIVISION (the "BIOLOGICS DIVISION"). This reorganization is intended to streamline operations and give each business division dedicated resources, stronger focus, and tighter management. The PHARMACEUTICAL DIVISION utilizes a range of microencapsulation technologies to develop novel biopharmaceuticals, often reformulating existing, approved drugs for topical delivery in cosmetic-like cream formulations. Its strong technology provides a basis for development of novel products while utilizing resources with little short term opportunity for immediate revenue. The BIOLOGICS DIVISION is a revenue center focused on vaccines, adjuvants and anti-infectives. It has business objectives focused on generating contract revenues and providing research for the PHARMACEUTICALS DIVISION. The BIOLOGICS DIVISION has historically entered into contractual arrangements which usually provide upfront and milestone payments as compensation during development contracts. These contracts may also provide for potential license and royalty fees. Currently the BIOLOGICS DIVISION is working under contract on several governmental and private sector programs in the fields of vaccines and biological defense systems. These contracts include development of an adjuvant for an immunotherapeutic against the human papilloma virus for a British vaccine company and a subcontractor agreement from University of Michigan who is supplying anti-infective defense systems against biological warfare agents for the U.S. military. They are anticipated to generate approximately $.5 million in revenue in 1998 with potential revenue opportunities beyond 1998.

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

   As of December 31, 1997, Novavax estimates that the money received from the most recent sale of the privately placed Preferred Stock, and its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for approximately 18 to 24 months. On December 31, 1997, the Company had $3,847,107 in cash, cash equivalents and marketable securities on hand.

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

   21 List of Subsidiaries [Incorporated by reference to Exhibit 21 to the 1995 Form 10-K.]

  *23    Consent of Coopers & Lybrand L.L.P.

  *27    Financial Data Schedule

  (B)    Reports on Form 8-K:

         None.

INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS


DESCRIPTION

Report of Independent Accountants               22

Consolidated Statements of Operations
  for each of the three years in the
  period ended December 31, 1997                23

Consolidated Balance Sheets as of
  December 31, 1997 and 1996                    24

Consolidated Statements of Cash Flows
  for each of the three years in the period
  ended December 31, 1997                       25

Consolidated Statements of Changes in
  Stockholders' Equity for each of the three
  years in the period ended December 31, 1997   26

Notes to Consolidated Financial Statements      27

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

   Potential common shares are not included in the computation of dilutive earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares as they are antidilutive. Earnings per share for all other periods presented conform to SFAS No. 128.

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


TRANSITION SERVICES

Under a Transition Services Agreement, established at the time of the Distribution, IGI continued to provide certain administrative services to Novavax, including services relating to human resources, purchasing and accounting, data processing and payroll services from the day of the Distribution until June 30, 1996. Novavax paid IGI a fee for all services provided by IGI employees, based on IGI's cost. The agreement was terminated on June 30, 1996. Costs of $230,474 were incurred for the six month period ended June 30, 1996. For the period December 13, 1995 through December 31, 1995, $35,000 of such costs were incurred. These charges have been offset in part by receivables due from IGI and recorded as a payable to former parent on the December 31, 1995 balance sheet. At December 31, 1997 the Company was owed $32,285 from IGI primarily related to patent costs.


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


6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

                       1997      1996        1995
--------------------------------------------------
Taxes                $ --     $100,000         $--
Interest               --       10,955          --


   For the years ended December 31, 1997, 1996 and 1995, the Company had the following non-cash financing and investing activities:

                                     1997        1996         1995
------------------------------------------------------------------------
Reversal against deficit of
  payable to former parent         $    --    $     --     $7,221,646
Options granted
  as compensation                       --          --     $1,988,748
Capital lease obligation for
  the purchase of furniture
  and equipment                    $    --    $ 36,285     $       --


7. PROPERTY AND EQUIPMENT
Property and equipment, stated at cost, is comprised of the following:

                                      1997            1996
-------------------------------------------------------------
Leasehold improvements             $  327,682     $  321,506
Machinery and equipment             1,021,135        993,202
Equipment under capital leases         36,285         36,285
Furniture and fixtures                 43,536         32,130
                                   ----------     ----------
                                    1,428,638      1,383,123
Less accumulated depreciation        (539,463)      (405,212)
                                   ----------     ----------
                                   $  889,175     $  977,911
                                   ==========     ==========


   During 1996, the disposal of property and equipment having a net book value of $334,564 was recorded relating to the closing of one of the Novavax subsidiaries' laboratory. Depreciation expense of $134,251, $221,237 and $189,085 and was recorded in the years ended December 31, 1997, 1996 and 1995, respectively.


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


COMMON STOCK WARRANTS

In connection with the October 1996 private stock sale, the Company provided the underwriter warrants for the purchase of 50,000 shares of common stock, par value $.01 per share. The warrants are fully exercisable at $3.75 per share and expire on October 30, 2001. In November 1996, in consideration for services performed by a consultant, the Company also issued warrants for 50,000 shares of common stock, par value $.01 per share. The warrants are exercisable at $5.00 per share, and are fully vested at December 31, 1997. These warrants expire on November 18, 2001. As of December 31, 1997, no warrants had been exercised. Using the Black-Scholes option pricing model, a charge related to these warrants of $66,035, and $66,035 has been recorded in 1997 and 1996 to the Statement of Operations. On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares. As part of the transaction, Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a three-year term.


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
                                                             =======


   Aggregate rental expenses approximated $279,398, $183,327 and $260,041 in 1997,1996 and 1995 respectively.

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

13. FINANCING REQUIREMENTS

Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NOVAVAX, INC.

Date:  April 6, 1998             By:     /s/ Richard F. Maradie
                                         ------------------------
                                         Richard F. Maradie
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

NAME                                TITLE                          DATE
-------------------------------------------------------------------------------


/s/ Richard F. Maradie            Chief Executive Officer       April 6, 1998
----------------------
Richard F. Maradie

/s/ Brenda L. Fugagli             Vice President,               April 6, 1998
---------------------             Principal Financial and
Brenda L. Fugagli                 Accounting Officer


/s/ Wayne A. Downing              Director                      April 6, 1998
--------------------
Wayne A. Downing

/s/ Mitchell J. Kelly             Director                      April 6, 1998
---------------------
Mitchell J. Kelly

/s/ J. Michael Lazarus            Director                      April 6, 1998
----------------------
J. Michael Lazarus

/s/ John O. Marsh, Jr.            Director                      April 6, 1998
----------------------
John O. Marsh, Jr.

/s/ Ronald A. Schiavone           Director                      April 6, 1998
-----------------------
Ronald A. Schiavone

/s/ Ronald H. Walker              Director                      April 6, 1998
--------------------
Ronald H. Walker

EXHIBIT INDEX


Exhibit
----------------------------------
3.1    *
3.2    *
3.3    *
4      *
10.1   *
10.2   *
10.3   *
10.4   *
10.5   *
10.6   *
10.7   *
10.9   *
10.10  *
10.11  *
10.12  *
10.13  *
10.14  *
21     *
23
27     *

* These exhibits are incorporated by reference