Form 10-Q
period 1998-03-31
NOVAVAX INC
filed 1998-05-13
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended                        Commission File No.
        MARCH 31, 1998                               0-26770
        --------------                         -------------

                                 NOVAVAX, INC.
             (Exact name of registrant as specified in its charter)

    DELAWARE                                    22-2816046
    --------                                    ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

 8320 GUILFORD ROAD, COLUMBIA, MD                         21046
 --------------------------------                      --------
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

                             Yes   X        No
                                  ---           ---

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares Outstanding at May 8, 1998

                                   12,071,471

                         NOVAVAX, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                          MARCH 31,           DECEMBER 31,
                                                                            1998                  1997
                                                                            ----                  ----
ASSETS

Current Assets:
    Cash and Cash Equivalents                                          $ 9,188,116             $ 3,847,107
    Accounts receivable                                                    176,679                 217,150
    Receivable from former parent                                           32,835                  32,835
    Prepaid expenses and other current assets                              147,162                 205,952
                                                                       -----------             -----------

        Total current assets                                             9,544,792               4,303,044
                                                                       -----------             -----------

    Property and equipment - cost                                        1,562,790               1,428,638
        Accumulated depreciation                                          (574,148)               (539,463)
                                                                       -----------             -----------
    Property and equipment - net                                           988,642                 889,175
    Patent costs, net of accumulated amortization of
        $581,637 and $549,397 in 1998 and 1997
        respectively                                                     1,568,340               1,573,454
    Other assets                                                            16,959                  57,598
                                                                       -----------             -----------

        Total assets                                                   $12,118,733             $ 6,823,271
                                                                       ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Capital Lease Obligations                                               32,229                  10,744
    Accounts payable                                                       168,333                 237,884
    Accrued payroll                                                         72,096                  40,010
                                                                       -----------             -----------
        Total current liabilities                                          272,658                 288,638

    Capital lease obligations, less current maturities                      35,631                  12,863
                                                                       -----------             -----------

Stockholders' Equity:
    Preferred stock, $.01 par value, 2,000,000
        shares authorized; 6,500 designated as Series A
        Custom Convertible Preferred Stock; 6,500 shares
        issued and outstanding at March 31, 1998; none
        issued and outstanding at December 31, 1997.                     5,997,599                     -

    Common stock, $.01 par value, 30,000,000
        shares authorized; 12,082,687 issued and
        12,062,943 outstanding at March 31, 1998;
        12,031,757 and 12,012,013 shares issued and
        outstanding at December 31, 1997                                   120,827                 120,318
    Additional  paid-in capital                                         38,142,212              38,020,621
    Accumulated deficit                                                (32,176,379)            (31,342,780)
    Deferred compensation on stock options granted                         (23,046)                (25,620)
    Treasury stock,  19,744 shares, cost basis                            (250,769)               (250,769)
                                                                       -----------             -----------

        Total stockholders' equity                                      11,810,444               6,521,770

        Total liabilities and stockholders' equity                     $12,118,733             $ 6,823,271
                                                                       ===========             ===========





        The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

                                                                            1998                  1997
                                                                            ----                  ----
Revenues:
    Contract Revenue                                                   $   204,664             $      -

Operating expenses:
    General and administrative                                             536,921                 642,253
    Research and development                                               594,379                 601,623
                                                                       -----------             -----------
        Total operating expenses                                         1,131,300               1,243,876

    Loss from operations                                                  (926,636)             (1,243,876)
                                                                       -----------             -----------

    Interest income, net                                                    93,037                  34,254

Net loss                                                                  (833,599)             (1,209,622)

Preferred stock deemed dividend                                           (455,048)                   -
                                                                       -----------             -----------

Net loss applicable to common stockholders                             $(1,288,647)            $(1,209,622)
                                                                       ===========             ===========

Per common share (basic and diluted):
    Net loss before preferred stock dividend requirements              $     (0.07)            $     (0.11)
    Preferred stock dividend requirements                                    (0.04)                   -
                                                                       -----------             -----------
        Net loss applicable to common stockholders                     $     (0.11)            $     (0.11)
                                                                       ===========             ===========

Weighted average number of common shares outstanding
    (basic and diluted)                                                 12,036,552              10,889,546
                                                                       ===========             ===========





        The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (unaudited)

                                                                                      1998              1997
                                                                                      ----              ----
Cash flows from operating activities:
    Net Loss applicable to common stockholders                                     $ (833,599)      $(1,209,622)
        Reconciliation of net loss to net cash used by operating activities:
           Non-cash compensation expense                                                2,574           144,411
           Depreciation and amortization                                               66,925            67,862
           Issuance of stock to 401(k) plan                                              -                2,499
        Changes in operating assets and liabilities
           Accounts receivable                                                         40,471               -
           Prepaid expenses and other assets                                           99,429            96,858
           Payable to/receivable from former parent                                      -               (6,176)
           Accounts payable and accrued expenses                                      (37,465)         (209,497)
                                                                                   ----------       -----------

              Net cash used by operating activities                                  (661,665)       (1,113,665)

Cash flows from investing activities:
    Proceeds from the sale of marketable securities                                      -              500,820
    Capital expenditures                                                              (83,807)          (30,317)
    Deferred patent costs                                                             (27,126)          (44,256)
                                                                                   ----------       -----------

              Net cash provided by (used by) investing activities                    (110,933)          426,247

Cashflows from financing activities:
    Payment of capital lease obligations                                               (6,092)           (2,551)
    Proceeds from the private placement of Preferred Stock                          5,997,599
    Proceeds from the private placement of Common Stock                                               5,002,718
    Proceeds from the exercise of options                                             122,100            47,062
                                                                                   ----------       -----------

              Net cash provided by financing activities                             6,113,607         5,047,229
                                                                                   ----------       -----------

Net change in cash and cash equivalents                                             5,341,009         4,359,811
Cash and cash equivalents at beginning of the period                                3,847,107         2,481,258
                                                                                   ----------       -----------

Cash and cash equivalents at end of the period                                     $9,188,116       $ 6,841,069
                                                                                   ==========       ===========





        The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Novavax its wholly owned subsidiaries, Micro-Pak, Inc. and Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared by Novavax, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

2. Net Loss Per Share

In 1997, the Company adopted SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.

Potential dilutive common shares are not included in the computation of diluted earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares, as they are antidilutive. Earnings per share for all other periods presented conform to SFAS No. 128.

3. New Accounting Standards

The Financial Accounting Standards Board has issued a new standard that became effective in reporting periods beginning after December 15, 1997. SFAS No. 130, Reporting Comprehensive Income, requires additional reporting with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company's adoption of SFAS No. 130 resulted in no additional reporting as the Company has no other items of comprehensive income or loss.

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Employee Benefit Plan

Effective January 1, 1997, the Company established the Novavax, Inc. 401(k) Profit Sharing Plan (the "Plan"). The Plan is a discretionary defined contribution plan and covers all employees who were employed by the Company on or after January 1, 1997 and who have completed three months of service to the Company. Under the provisions of the Plan, employees may contribute up to $9,500 of their annual base compensation on the tax-deferred basis. The Board of Directors determines the Company's matching contribution in any year. As of March 31, 1998 and 1997, the Company accrued contributions of Company stock valued at $4,438 and $2,500, respectively.

5. Financing Transactions

On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares with Anaconda Opportunity Fund L.P. Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a three-year term. The transaction was closed on March 14, 1997 at an aggregate price of $5,100,000. Proceeds net of all related transaction costs were $5,002,718.

On January 23, 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 shares of Series A Custom Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"). The closing occurred on January 28, 1998 (the "Issuance Date") at an aggregate purchase price of $6,500,000. Proceeds net of all related transaction costs were $5,997,599.

The Preferred Stock is convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date, 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American Stock Exchange for the 25 trading days immediately preceding the conversion date (the "Two Day Average Trading Price") or (ii) during the period on and after the date which is 91 days after the Issuance Date, 94% of the Two Day Average Trading Price (the "Conversion Price").

From the Issuance Date, there is ceiling price of $6.33 and within the first 180 days after the Issuance Date, the Conversion Price has applicable floor prices based on conversion dates. The floor prices range from $5.67 to $4.32. The maximum number of shares as measured by the conversion terms most beneficial to the holders of the Preferred Stock at the time of closing resulted in a deemed dividend in the amount of $455,048 for the three months ended March 31, 1998.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding future product development and related clinical trials and statements regarding future research and development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, the following: general economic and business conditions; competition; unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; statements regarding establishment of commercial-scale manufacturing capabilities, and statements regarding future collaborations with industry partners. results of preclinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

The following is a discussion of the historical consolidated financial condition and results of operations of Novavax and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10Q. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's report on Form 10-K/A for the year ended December 31, 1997.

RESULTS OF OPERATIONS

The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to increase in the near-term as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company's products, or until such time as revenues, to offset the costs, are sufficient to fund its continuing operations.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO 1997

The net loss before the preferred stock deemed dividend of $455,048 was $833,599 for the quarter ended March 31, 1998. This compares to a net loss in the prior year of $1,209,622. The reduction of $376,023 was due primarily to increases in revenue of $204,664, decreases in general and administrative expenses of $105,332 and increases in interest income of $58,783.

The net loss applicable to common stockholders of $1,288,647 for the quarter ended March 31, 1998, was $79,025 more than the net loss of $1,209,622 in the quarter ended March 31, 1997 and reflects those items mentioned in the above paragraph along with a preferred stock deemed dividend of $455,048.

Revenues of $204,664, for services related to vaccine and adjuvant technologies were recognized during the three months ended March 31, 1998. No revenues were recorded for the same period in the prior year.

General and administrative expenses were $536,921 for the three months ended March 31, 1998 compared to $642,253 incurred for the same period in 1997. A decrease in the non-cash compensation expense related to non-employee options and warrants granted during 1998, along with decreased legal and other overhead costs accounted for most of the $105,332 decrease.

Research and development expenses were $594,379 and $601,623 for the three months ended March 31, 1998 and 1997, respectively. Total research and development expenses exclusive of non-cash charges related to the below-market priced stock options issued December 12, 1995 were $592,445 and $484,905 for the periods ended March 31, 1998 and 1997, respectively. This increase of $107,540 is related to the number of products in clinical trials and the nature of those trials, including the number of patients and the duration of the trials.

Net interest income of $93,037 was recorded in the three months ended March 31, 1998 compared with net interest income of $34,254 in the three months ended March 31, 1997. The $58,783 increase is due to higher average cash balances during the first quarter 1998, when compared to average cash balances during the same period in 1997.

Liquidity and Capital Resources

Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

changes in Novavax's development of commercialization activities and arrangements. The Company has three product candidates in clinical trials. Future activities including clinical development and the establishment of commercial-scale manufacturing capabilities are subject to the Company's ability to raise funds through equity financing, or collaborative arrangements with corporate partners.

The Company used $772,598 of its cash resources during the three month period ended March 31, 1998 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, pre-clinical and clinical testing. In addition to revenues of $204,664, Novavax received proceeds of $122,100 from the exercise of stock options and proceeds, net of all related transaction costs, of $5,997,599 from the sale of 6,500 shares of Series A Convertible Preferred Stock. The closing of the Preferred Stock private placement occurred on January 28, 1998 at an aggregate price of $6,500,000.

Cash and cash equivalents on March 31, 1998 totaled $9,188,116. Novavax estimates that based on historical levels of spending, existing cash resources will be sufficient to finance its operations for approximately 21 to 24 months from March 31, 1998. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development especially related to outside testing and human clinical trials are discretionary and, accordingly, can be adjusted to available cash. As the company continues to progress in its clinical development activities and commercial scale-up of product manufacturing, it anticipates increases in spending associated with these activities. Cash balances at March 31, 1998 should provide sufficient resources to finance its operations and any anticipated increased spending levels for approximately 17 to 20 months from March 31, 1998.

Moreover, the Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also consider sources of additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax's technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

                         NOVAVAX, INC. AND SUBSIDIARIES
                           PART II OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

In order to provide the Company with additional capital, the Company privately sold 6,500 shares of Series A Custom Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock") for a total purchase price of $6,500,000 pursuant to the terms of Subscription Agreements dated as of January 23, 1998 between the Company and each of four purchasers (the "Purchasers"). The closing of the sale of the Series A Preferred Stock to the Purchasers occurred on January 28, 1998 (the "Issuance Date"). The terms of the Series A Preferred Stock are contained in the company's Certificate of Designations (the "Certificate of Designations") as filed with the Secretary of State of Delaware on the Issuance Date. The Series A Preferred Stock is convertible into shares of the company's Common Stock at any time at the election of the Purchasers. The Series A Preferred Stock, with a purchase price of $1,000 per share, is convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date (expiring on April 28, 1998), 100% of the lowest arithmetic average of the lowest sale price of the Common Stock on each of two consecutive trading days during the 25 consecutive trading days immediately preceding the conversion date as reported on the American Stock Exchange (the "Two Day Average Trading Price") or (ii) during the period on and after the date which is 91 days after the Issuance Date, 94% of the Two Day Average Trading Price (the "Conversion Price"). The Conversion Price has a ceiling price of $6.33 per share and, within the first 180 days after the Issuance Date, applicable floor prices based on conversion dates. The number of shares of Common Stock issuable upon conversion is determined by dividing $1,000 plus an accrual amount through the conversion date equal to 5% of such $1,000 amount per annum (the "Accrual Amount") by the Conversion Price.

As further described in the Certificate of Designations, the shares of Series A Preferred Stock rank senior to the Common Stock and any other series or class of preferred stock of the Company, now or hereafter issued, as to payment of dividends (when, as and if declared by the Board of Directors out of funds legally available for such purpose), and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The shares of Series A Preferred Stock are not entitled to vote on any matter except as otherwise required by law or as expressly provided in the Certificate of Designations, which includes the requirement of the affirmative vote of a majority (and in some instances the unanimous vote) of outstanding shares of Series A Preferred Stock, voting separately as a class, for any amendments or modifications to the Certificate of Incorporation which would materially

                         NOVAVAX, INC. AND SUBSIDIARIES
                           PART II OTHER INFORMATION

and adversely affect the powers, preferences, and rights of the Series A Preferred Stock or create or issue senior dividend or senior liquidation stock.

As required by the Subscription Agreements, the Board of Directors has reserved up to 2,406,350 shares of its authorized Common Stock for issuance of the Conversion Shares and has listed that number of shares on the American Stock Exchange (which number includes 200,000 additional shares of Common Stock which may be issuable upon exercise of previously issued warrants, the antidilution provisions of which are triggered by the conversion of the Series A Preferred Stock). On February 20, 1998 the Company registered 2,206,350 shares of Common Stock with the Securities and Exchange Commission in accordance with the Subscription Agreements. The Subscription Agreements and the rules of the American Stock Exchange require the Company to request stockholder approval for the issuance of shares totaling 20% or more of the company's outstanding Common Stock if such shares may be sold for less than the greater of their book or market value. Assuming all 6,500 shares of Series A Preferred Stock were converted and no floor price is in effect at the time, and excluding the Accrual Amount (which amount varies depending on the conversion date), if the Conversion Price was at or below $2.70, the aggregate number of Conversion Shares that the Company would be obligated to issue would equal or exceed 20% of the number of shares of Common Stock outstanding as of the Issuance Date.

Mandatory Redemption. If the company's stockholders do not approve the issuance of shares totaling 20% or more of the company's outstanding Common Stock for less than the greater of book or market value ("Stockholder Approval"), the Company is not required to issue, upon conversion of the Series A Preferred Stock, more than 2,406,350 shares of Common Stock (the "Maximum Share Amount"). The stockholders were asked to vote on this matter at the annual meeting of stockholders to be held Thursday, May 14, 1998, in the notice of meeting and proxy statement sent to stockholders on April 10, 1998. The holders of Series A Preferred Stock will have the right to compel the Company to redeem that portion of Series A Preferred Stock which is not convertible because of such Maximum Share Amount limitation at a redemption price equal to 115% of (i) $1,000 (the original purchase price of the Series A Preferred Stock) and (ii) the Accrual Amount through the redemption date.

In addition to the mandatory redemption based on the Maximum Share Amount as described in the preceding paragraph, the Certificate of Designations also provides that, absent Stockholder Approval prior to June 30, 1998, the holders of the Series A Preferred Stock may compel the Company to redeem up to approximately 15% of their outstanding shares of Series A Preferred Stock at a price equal to 105% of (i) $1,000 (the original purchase price of the Series A Preferred Stock) and (ii) the Accrual Amount through the redemption date.

                         NOVAVAX, INC. AND SUBSIDIARIES
                           PART II OTHER INFORMATION

Optional Redemption. Upon the occurrence of certain other events, including among other things the default by the Company of any material obligation to the holders of Series A Preferred Stock under the Subscription Agreements and the Certificate of Designations, or certain business combinations entered into by the Company, the holders of the Series A Preferred Stock may compel the Company to redeem all or any portion of the Series A Preferred Stock at prices greater than the original purchase price of such Series A Preferred Stock, such premium prices being dependent upon the nature and timing of the optional redemption event.

Item 3 - Defaults upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                         NOVAVAX, INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NOVAVAX, INC.
                                 (Registrant)

Date: May 11, 1998          By:
                                ---------------------------------
                                Brenda L. Fugagli
                                Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)