Form 10-Q
period 1998-06-30
NOVAVAX INC
filed 1998-08-13
CIK 1000694

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended                   Commission File No.
               JUNE 30, 1998                           0-26770
               -------------                          --------

                                  NOVAVAX, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                            22-2816046
                   --------                            ----------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification No.)


      8320 GUILFORD ROAD, COLUMBIA, MD                    21046
      --------------------------------                    -----
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

                            Yes   X        No
                                ------        -------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Shares Outstanding at August 10, 1998


                                   12,321,368

-------------------------------------------------------------------------------

                         NOVAVAX, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                            June 30,      December 31,
                                                                              1998           1997
                                                                        ---------------  -------------
ASSETS

Current Assets:
      Cash and Cash Equivalents                                           $  8,344,316   $  3,847,107
      Accounts receivable                                                       69,949        217,150
      Receivable from former parent                                                  -         32,835
      Prepaid expenses and other current assets                                107,200        205,952
                                                                          -------------  -------------

           Total current assets                                              8,521,465      4,303,044
                                                                          -------------  -------------

Property and equipment, net of accumulated
      depreciation of $607,899 and $539,463 in
      1998 and 1997, respectively                                              993,741        889,175
Patent costs, net of accumulated amortization of
      $613,349 and $549,397 in 1998 and 1997,                                1,572,434      1,573,454
      respectively
Other assets                                                                    16,960         57,598
                                                                          -------------  -------------

           Total assets                                                   $ 11,104,600   $   6,823,271
                                                                          =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Capital lease obligations, current portion                          $     32,230   $     10,744
      Accounts payable                                                         150,484        237,884
      Accrued payroll                                                           83,863         40,010
                                                                          -------------  -------------
           Total current liabilities                                           266,577        288,638

      Capital lease obligations, less current portion                           26,324         12,863
                                                                          -------------  -------------

           Total liabilities                                                   292,901        301,501
                                                                          -------------  -------------

Stockholders' Equity:
      Preferred stock, $.01 par value, 2,000,000
           shares authorized; 6,500 designated as Series A Custom
           Convertible Preferred Stock; 6,500 shares issued and
           outstanding at June 30, 1998; none issued and outstanding
           at December 31, 1997.                                             5,997,599              -
      Common stock, $.01 par value, 30,000,000
           shares authorized; 12,148,376 issued and 12,131,036
           outstanding at June 30, 1998; 12,031,757 and
           12,012,013 shares issued and outstanding at
           December 31, 1997                                                   121,483        120,318
      Additional paid-in capital                                            38,289,972     38,020,621
      Accumulated deficit                                                  (33,335,218)   (31,342,780)
      Deferred compensation on stock options granted                           (20,472)       (25,620)
      Treasury stock,  17,340 and 19,744 shares at June 30, 1998
      and December 31, 1997, cost basis                                       (241,665)      (250,769)
                                                                          -------------  -------------

           Total stockholders' equity                                       10,811,699      6,521,770
                                                                          -------------  -------------

           Total liabilities and stockholders' equity                     $ 11,104,600   $  6,823,271
                                                                          =============  =============



   The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       1998            1997           1998            1997
                                                       -----           -----          -----           ----
Revenues:
     Contract Revenue                             $    120,055    $    149,733    $    324,719    $    149,733
                                                 --------------   -------------  --------------  --------------
Operating expenses:
     General and administrative                        724,395         601,567       1,261,316       1,243,820
     Research and development                          673,619         760,833       1,267,998       1,362,456
                                                 --------------   -------------  --------------  --------------
          Total operating expenses                   1,398,014       1,362,400       2,529,314       2,606,276
                                                 --------------   -------------  --------------  --------------

     Loss from operations                           (1,277,959)     (1,212,667)     (2,204,595)     (2,456,543)

Interest income, net                                   119,120          78,726         212,157         112,980

Net loss                                            (1,158,839)     (1,133,941)     (1,992,438)     (2,343,563)

Preferred stock deemed dividend                              -               -        (455,048)              -
                                                 --------------   -------------  --------------  --------------

Net loss applicable to common stockholders        $ (1,158,839)   $ (1,133,941)   $ (2,447,486)   $ (2,343,563)
                                                 ==============   =============  ==============  ==============

Net loss per common share (basic and diluted):    $      (0.10)   $      (0.10)   $      (0.20)   $      (0.21)
                                                 ==============   =============  ==============  ==============

Weighted average number of common                   12,096,877      11,891,507      12,066,715      11,389,929
shares outstanding (basic and diluted)           ==============   =============  ==============  ==============



   The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (unaudited)

                                                                                        1998            1997
                                                                                        -----           ----
Cash flows from operating activities:
     Net loss                                                                       $ (1,992,438)    $(2,343,563)
          Reconciliation of net loss to net cash used by operating activities:
              Non-cash compensation expense                                                5,148         288,822
              Depreciation and amortization                                              132,388         135,339
              Issuance of stock to 401(k) plan                                            10,236          15,969
              Changes in operating assets and liabilities:
                   Accounts receivable                                                   147,201         (92,654)
                   Prepaid expenses and other assets                                     139,390          93,414
                   Payable to/receivable from former parent                               32,835          (6,176)
                   Accounts payable and accrued expenses                                 (44,679)       (138,753)
                                                                                    -------------    ------------

                   Net cash used by operating activities                              (1,569,919)     (2,047,602)
                                                                                    -------------    ------------

Cash flows from investing activities:
     Proceeds from the sale of marketable securities                                           -         500,820
     Capital expenditures                                                               (122,657)        (36,324)
     Deferred patent costs                                                               (62,932)       (115,147)
                                                                                    -------------    ------------

                   Net cash provided by (used by) investing activities                  (185,589)        349,349
                                                                                    -------------    ------------

Cashflows from financing activities:
     Payment of capital lease obligations                                                (15,398)         (6,087)
     Proceeds from the private placement of preferred stock                            5,997,599               -
     Proceeds from the private placement of common stock                                       -       5,002,718
     Proceeds from the exercise of options                                               270,516          66,862
                                                                                    -------------    ------------

                   Net cash provided by financing activities                           6,252,717       5,063,493
                                                                                    -------------    ------------

Net change in cash and cash equivalents                                                4,497,209       3,365,241
Cash and cash equivalents at beginning of the period                                   3,847,107       2,481,258
                                                                                    -------------    ------------

Cash and cash equivalents at end of the period                                      $  8,344,316     $ 5,846,499
                                                                                    =============    ============





   The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Novavax its wholly owned subsidiaries, Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared by Novavax, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

2. Net Loss Per Share

In 1997, the Company retroactively adopted SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares that were outstanding during the period.

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

The Financial Accounting Standards Board has issued a new standard that became effective in reporting periods beginning after December 15, 1997. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




under SFAS No. 131 prior to adoption. SFAS No. 131 requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131, if any, with financial statements for the period ending December 31, 1998. There will be no financial impact from the adoption of SFAS No. 131 as the standard affects disclosure only.

The Financial Accounting Standards Board has issued a new standard that became effective in reporting periods beginning after June 15, 1999. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect, if any, of the adoption of SFAS No. 133 will not be material.

4. Employee Benefit Plan

Effective January 1, 1997, the Company established the Novavax, Inc. 401(k) Profit Sharing Plan (the "Plan"). The Plan is a discretionary defined contribution plan and covers all employees who were employed by the Company on or after January 1, 1997 and who have completed three months of service to the Company. Under the provisions of the Plan, employees may contribute up to $9,500 of their annual base compensation on the tax-deferred basis. The Board of Directors determines the Company's matching contribution in any year. As of June 30, 1998 and 1997, the Company accrued contributions of Company stock valued at $10,236 and $15,969, respectively.

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

The Preferred Stock was convertible into shares of Common Stock during a period of 90 days following the Issuance Date, at a conversion price equal to 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Stock Exchange for the 25 trading days immediately preceding the conversion date (the "Two Day Average Trading Price"). Effective April 28, 1998 and for the period thereafter the conversion price is equal to 94% of the Two Day Average Trading Price (the "Conversion Price").

From the Issuance Date, there is ceiling price of $6.33 and within the first 180 days after the Issuance Date, the Conversion Price has applicable floor prices based on conversion dates. The floor prices range from $5.67 to $4.32. These applicable floor prices expired at the close of business on July 28, 1998. The maximum number of shares as measured by the conversion terms most beneficial to the holders of the Preferred Stock at the time of closing resulted in a deemed dividend in the amount of $455,048 for the six months ended June 30, 1998.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding year 2000 readiness, future product development and related clinical trials and statements regarding future research and development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, the following: general economic and business conditions; competition; unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; statements regarding establishment of commercial-scale manufacturing capabilities, and statements regarding future collaborations with industry partners; results of preclinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

The following is a discussion of the historical consolidated financial condition and results of operations of Novavax and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's report on Form 10-K/A for the year ended December 31, 1997.

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

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS




THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997

The net loss was $1,158,839 for the quarter ended June 30, 1998. This compares to a net loss in the prior year of $1,133,941. The net loss increase of $24,898 was due primarily to increases in general and administrative expenses of $122,828 partially offset by decreases in research and development expenses of $87,214.

Revenues of $120,055 for services related to vaccine and adjuvant technologies were recognized during the three months ended June 30, 1998. Revenues of $149,733 were recorded for the same period in the prior year.

General and administrative expenses were $724,395 for the three months ended June 30, 1998 compared to $601,567 incurred for the same period in 1997. The net change of $122,828 was primarily caused by the hire of a Vice President of Business Development, increases in legal expenses and costs associated with strategic alliance development offset by a decrease in the non-cash compensation expense related to non-employee options and warrants granted during 1996.

Research and development expenses were $673,619 and $760,833 for the three months ended June 30, 1998 and 1997, respectively. Total research and development expenses exclusive of non-cash charges related to the below-market priced stock options issued December 12, 1995 were $671,687 and $644,116 for the periods ended June 30, 1998 and 1997, respectively. This increase of $27,571 is related to the timing of clinical trial activities and the nature of those trials, including the number of products, the number of patients and the duration of the trials.

Net interest income of $119,120 was recorded in the three months ended June 30, 1998 compared with net interest income of $78,726 in the three months ended June 30, 1997. The $40,394 increase is due to higher average cash balances during the first quarter 1998, when compared to average cash balances during the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997

The net loss before the preferred stock deemed dividend of $455,048 was $1,992,438 for the six months ended June 30, 1998. This compares to a net loss in the prior year of $2,343,563. The reduction of $351,125 was due primarily to increases in revenue of $174,986, decreases in research and development expenses of $94,458 and increases in interest income of $99,177.

The net loss applicable to common stockholders of $2,447,486 for the six months ended June 30, 1998, was $103,923 more than the net loss of $2,343,563 in the six months ended June 30, 1997 and reflects those items mentioned in the above paragraph along with a preferred stock deemed dividend of $455,048.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



Revenues of $324,719 for services related to vaccine and adjuvant technologies were recognized during the six months ended June 30, 1998 compared to $149,733 recorded for that same period in the prior year. The increase of $174,986 was due primarily to a subcontract to supply new chemical structures designed to inactivate viruses, bacteria and bacterial spores.

General and administrative expenses were $1,261,316 for the six months ended June 30, 1998 or $17,496 higher than the $1,243,820 of general and administrative expenses incurred for the same period in 1997. The net increase was primarily caused by the hire of a Vice President of Business Development increases in legal expenses and costs associated with strategic alliance development offset by a decrease in the non-cash compensation expense related to non-employee options and warrants granted during 1996.

Research and development expenses were $1,267,998 and $1,362,456 for the six months ended June 30, 1998 and 1997, respectively. Total research and development expenses exclusive of non-cash charges related to the below-market priced stock options issued December 12, 1995 were $1,264,131 and $1,129,021 for the periods ended June 30, 1998 and 1997, respectively. This increase of $135,110 is related to the timing of clinical trial activities and the nature of those trials, including the number of products, the number of patients and the duration of the trials.

Net interest income of $212,157 was recorded in the six months ended June 30, 1998 compared with net interest income of $112,980 in the six months ended June 30, 1997. The $99,177 increase is due to higher average cash balances during the first six months 1998, when compared to average cash balances during the same period in 1997.

YEAR 2000

The Company is evaluating and working to resolve the potential impact of the year 2000 on the Company's computerized information systems' ability to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000, could result in errors or system failures. The Company primarily uses personal computers for administrative and accounting systems. Additionally, the Company has certain laboratory equipment with microprocessors. Along with a review of the hardware and software employed by the Company, our business partners and suppliers have been surveyed to determine their year 2000 readiness.

The Company does not believe that the costs of addressing this issue will have a material impact on the Company's financial position. Nor, has the Company been given any indication that its business partners and suppliers will not be year 2000 compliant by the year 2000. The Company plans to continue, on a timely basis, to monitor and address any significant year 2000 issues.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development of commercialization activities and arrangements. The Company has three product candidates in development. Future activities including clinical development and the establishment of commercial-scale manufacturing capabilities are subject to the Company's ability to raise funds through equity financing, or collaborative arrangements with corporate partners.

The Company used $1,755,508 of its cash resources during the six month period ended June 30, 1998 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, pre-clinical and clinical testing. In addition to revenues of $324,719, Novavax received proceeds of $270,516 from the exercise of stock options and proceeds, net of all related transaction costs, of $5,997,599 from the sale of 6,500 shares of Series A Convertible Preferred Stock. The closing of the Preferred Stock private placement occurred on January 28, 1998 at an aggregate price of $6,500,000.

Cash and cash equivalents on June 30, 1998 totaled $8,344,316. Novavax estimates that based on historical and projected levels of spending, existing cash resources will be sufficient to finance its operations for approximately 19 to 22 months from June 30, 1998. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development especially related to outside testing and human clinical trials are discretionary and, accordingly, can be adjusted to available cash. As the Company continues to progress in its clinical development activities and commercial scale-up of product manufacturing, it anticipates increases in spending associated with these activities.

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

    None

Item 3 - Defaults upon Senior Securities

    None

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 14, 1998, the following proposals were adopted by the vote specified below:

1. PROPOSAL I: To Elect one Class III director, Mitchell J. Kelly, to serve on the Board of Directors for a three-year term expiring at the Annual Meeting of Stockholders in 2001.

        For                 8,201,333
        Against                 -0-
        Abstain             1,953,381

2. PROPOSAL II: To approve an amendment to the 1995 Novavax, Inc. Stock Option Plan increasing the number of shares of Common Stock authorized for issuance thereunder by 400,000 shares from 4,000,000 shares to 4,400,000.


        For                  7,871,708
        Against              2,238,791
        Abstain                 44,215

                        NOVAVAX, INC. AND SUBSIDIARIES
                           PART II OTHER INFORMATION





Item 4 - Submission of Matters to a Vote of Security Holders (continued)

3. PROPOSAL III: To ratify the issuance of Series A Custom Convertible Preferred Stock by the Company and to approve the issuance by the Company of Common Stock aggregating 20% or more of the outstanding Common stock upon conversion of the Company's Series A Custom Convertible Preferred Stock, if necessitated by reductions in the Common Stock trading price at the time of conversion, in accordance with the terms of the Series A Custom convertible Preferred Stock.

       For                      4,334,163
       Against                  2,173,567
       Abstain                     44,272
       Delegate No Vote         3,602,712

4. PROPOSAL IV: To ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company for the current fiscal year ending December 31, 1998. Subsequent to the voting, Coopers & Lybrand L.L.P. merged with Price Waterhouse L.L.P. and the legal company name is now PricewaterhouseCoopers LLP.


       For                       8,488,933
       Against                   1,649,288
       Abstain                      16,493


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


                                                NOVAVAX, INC.
                                                (Registrant)





Date: August 13, 1998                           By: /s/  BRENDA L. FUGAGLI
                                                    ----------------------------------------------
                                                Brenda L. Fugagli
                                                Senior Vice President, Chief Financial Officer
                                                (Principal Financial and Accounting Officer)