Form 10-Q
period 1998-09-30
NOVAVAX INC
filed 1998-11-16
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended               Commission File No.
            SEPTEMBER 30, 1998                      0-26770
            ------------------                      -------


                                  NOVAVAX, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  22-2816046
                --------                                  ----------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


           8320 GUILFORD ROAD, COLUMBIA, MD                21046
           --------------------------------                -------
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

                  Common Shares Outstanding at November 6, 1998


                                   13,249,319

                         NOVAVAX, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS








                                                                       SEPTEMBER 30,                DECEMBER 31,
                                                                           1998                         1997
                                                                           ----                         ----
                                                                        (unaudited)

ASSETS

Current Assets:
        Cash and cash equivalents                                       $  7,217,107                $  3,847,107
        Accounts receivable                                                  118,504                     217,150
        Receivable from former parent                                              -                      32,835
        Prepaid expenses and other current assets                             36,360                     205,952
                                                                        ------------                ------------

               Total current assets                                        7,371,971                   4,303,044
                                                                        ------------                ------------

        Property and equipment                                             1,677,399                   1,428,638
               Accumulated depreciation                                     (642,416)                   (539,463)
                                                                        ------------                ------------
Property and equipment, net                                                1,034,983                     889,175
Patent costs, net of accumulated amortization of
        $644,811 and $549,397 in 1998 and 1997,                            1,559,464                   1,573,454
        respectively
Other assets                                                                  16,960                      57,598
                                                                        ------------                ------------
               Total assets                                             $  9,983,378                $  6,823,271
                                                                        ============                ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Capital lease obligations, current portion                      $     32,230                $     10,744
        Accounts payable                                                     137,651                     237,884
        Accrued payroll                                                       42,178                      40,010
                                                                        ------------                ------------
               Total current liabilities                                     212,059                     288,638

        Capital lease obligations, less current portion                       17,279                      12,863
                                                                        ------------                ------------
               Total liabilities                                             229,338                     301,501
                                                                        ------------                ------------

Stockholders' Equity:
        Preferred stock, $.01 par value, 2,000,000
               shares authorized; 6,500 designated as Series A
               Custom Convertible Preferred Stock; 4,990 shares
               issued and outstanding at September 30, 1998; none
               issued and outstanding at December 31, 1997.
                                                                           5,997,599                           -

        Common stock, $.01 par value, 30,000,000
               shares authorized; 13,249,277 issued and 13,245,890
               outstanding at September 30, 1998; 12,031,757
               issued and 12,012,013 shares outstanding at
               December 31, 1997                                             121,724                     120,318
        Additional paid-in capital                                        38,187,017                  37,853,395
        Accumulated deficit                                              (34,515,774)                (31,342,780)
        Deferred compensation on stock options granted                       (17,898)                    (25,620)
        Treasury stock, 3,387 and 19,744 shares at
               September 30, 1998 and December 31, 1997,
               cost basis                                                    (18,628)                    (83,543)
                                                                        ------------                ------------
               Total stockholders' equity                                  9,754,040                   6,521,770
                                                                        ------------                ------------

               Total liabilities and stockholders' equity               $  9,983,378                $  6,823,271
                                                                        ============                ============




        The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                              1998               1997            1998                1997
                                                              ----               ----            ----                ----
Revenues:
       Contract revenue                                  $   198,692         $    79,944     $   523,411         $   229,678
                                                         -----------         -----------     -----------         -----------
Operating expenses:
       General and administrative                            627,947             613,898       1,889,263           1,857,719
       Research and development                              856,530             670,669       2,124,528           2,033,126
                                                         -----------         -----------     -----------         -----------
              Total operating expenses                     1,484,477           1,284,567       4,013,791           3,890,845
                                                         -----------         -----------     -----------         -----------

       Loss from operations                               (1,285,785)         (1,204,623)     (3,490,380)         (3,661,167)

Interest income, net                                         105,227              65,707         317,386             178,686
                                                         -----------         -----------     -----------         -----------

Net loss                                                  (1,180,558)         (1,138,916)     (3,172,994)         (3,482,481)

Preferred stock deemed dividend                                  -                   -          (455,048)                -

Net loss applicable to common stockholders               $(1,180,558)        $(1,138,916)    $(3,628,042)        $(3,482,481)
                                                         ===========         ===========     ===========         ===========

Net loss per common share (basic and diluted):           $     (0.10)        $     (0.10)    $     (0.30)        $     (0.30)
                                                         ===========         ===========     ===========         ===========

Weighted average number of common shares
outstanding (basic and diluted)                           12,337,366          11,900,529      12,157,128          11,558,594
                                                         ===========         ===========     ===========         ===========



        The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (unaudited)




                                                                                             1998                        1997
                                                                                             ----                        ----
Cash flows from operating activities:
  Net loss                                                                                 $(3,172,994)              $(3,482,481)
    Reconciliation of net loss to net cash used by operating activities:
         Noncash compensation expense                                                            7,722                   433,232
         Depreciation and amortization                                                         198,367                   206,234
         Issuance of stock to 401(k) plan                                                       15,165                     2,499
         Changes in operating assets and liabilities:
           Accounts receivable                                                                  98,646                   (11,382)
           Prepaid expenses and other assets                                                   210,230                   136,745
           Payable to/receivable from former parent                                             32,835                    (6,176)
           Accounts payable and accrued expenses                                               (98,315)                 (353,318)
                                                                                           -----------               -----------


           Net cash used by operating activities                                            (2,708,344)               (3,074,647)
                                                                                           -----------               -----------

Cash flows from investing activities:
  Proceeds from the sale of marketable securities                                                  -                     500,820
  Capital expenditures                                                                        (198,416)                  (42,577)
  Deferred patent costs                                                                        (81,424)                 (111,536)
                                                                                           -----------               -----------

           Net cash  (used by) provided by investing activities                               (279,840)                  346,707
                                                                                           -----------               -----------

Cashflow from financing activities:
  Payment of capital lease obligations                                                         (24,443)                   (8,294)
  Proceeds from the private placement of preferred stock                                     5,997,599                       -
  Proceeds from the private placement of common stock                                           50,000                 5,002,718
  Proceeds from the exercise of options                                                        335,028                    96,282
                                                                                           -----------               -----------

           Net cash provided by financing activities                                         6,358,184                 5,090,706
                                                                                           -----------               -----------

Net change in cash and cash equivalents                                                      3,370,000                 2,362,766
Cash and cash equivalents at beginning of the period                                         3,847,107                 2,481,258
                                                                                           -----------               -----------

Cash and cash equivalents at end of the period                                             $ 7,217,107               $ 4,844,024
                                                                                           ===========               ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)




1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Novavax and its wholly owned subsidiaries, Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated. These statements have been prepared by Novavax, Inc. and have not been audited, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Certain amounts for the 1997 year period have been reclassified to conform and to be consistent with the 1998 presentation.

2. Net Loss Per Share

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

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)




The Financial Accounting Standards Board has issued a new standard SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to adoption. SFAS No. 131 requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131, if any, with financial statements for the period ending December 31, 1998. There will be no financial impact from the adoption of SFAS No. 131 as the standard affects disclosure only.

The Financial Accounting Standards Board has issued a new standard that becomes effective in reporting periods beginning after June 15, 1999. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect, if any, of the adoption of SFAS No. 133 will not be material.

4. Employee Benefit Plan

Effective January 1, 1997, the Company established the Novavax, Inc. 401(k) Profit Sharing Plan (the "Plan"). The Plan is a discretionary defined contribution plan and covers all employees who were employed by the Company on or after January 1, 1997 and who have completed three months of service to the Company. Under the provisions of the Plan, employees may contribute up to $10,000 of their annual base compensation on the tax-deferred basis. The Board of Directors determines the Company's matching contribution in any year. As of September 30, 1998 and 1997, the Company expensed contributions of Company stock valued at $15,165 and $11,311, respectively.

5. Financing Transactions

On February 10, 1997, Novavax signed a definitive agreement to privately place 1,200,000 common shares with Anaconda Opportunity Fund L.P. Novavax also granted warrants to purchase additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a three-year term. The transaction was closed on March 14, 1997 at an aggregate price of $5,100,000. Proceeds net of all related transaction costs were $5,002,718.

On January 23, 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 shares of the Series A Custom Convertible Preferred Stock (Preferred Stock). The sale of the Preferred Stock closed on January 28, 1998 at an aggregate purchase price of $6,500,000 with net proceeds of $5,997,599.

                         NOVAVAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)




6. Subsequent Events

On October 1, 1998 the Company entered into agreements to repurchase the remaining Preferred Stock. This transaction was closed on October 16, 1998 and the Company repurchased the outstanding balance of $4,978,153 at par ($1,000 per share) plus accrued interest of five percent per annum. The repurchase was funded with cash balances on hand at October 16, 1998. Prior to the repurchase, $1,521,847 of the original $6,500,000 had been converted into 1,043,956 common shares.

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

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS




THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

The net loss was $1,180,558 for the quarter ended September 30, 1998. This compares to a net loss in the prior year of $1,138,916. The net loss increase of $41,642 was due primarily to increases in research and development expenses of $185,861, partially offset by an increase in revenues and interest income.

Revenues of $198,692 for services related to vaccine and adjuvant technologies along with contract revenues from the University of Michigan were recognized during the three months ended September 30, 1998. Revenues of $79,944 were recorded for the same period in the prior year. Resulting in an increase of $118,748.

General and administrative expenses were $627,947 for the three months ended September 30, 1998 compared to $613,898 incurred for the same period in 1997. The net change was $14,049.

Research and development expenses were $856,530 and $670,669 for the three months ended September 30, 1998 and 1997, respectively. Total research and development expenses exclusive of non-cash charges related to the below-market priced stock options issued December 12, 1995 were $854,595 and $553,952 for the periods ended September 30, 1998 and 1997, respectively. This increase of $300,643 is related to the timing of clinical trial activities and the nature of those trials, including the number of products, the number of patients and the duration of the trials.

Net interest income of $105,227 was recorded in the three months ended September 30, 1998 compared with net interest income of $65,707 in the three months ended September 30, 1997. The $39,520 increase is due to higher average cash balances during the first quarter 1998, when compared to average cash balances during the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

The net loss before the preferred stock deemed dividend of $455,048 was $3,172,994 for the nine months ended September 30, 1998. This compares to a net loss in the prior year of $3,482,481. The reduction of $309,487 was due primarily to increases in revenue of $293,733 and increases in interest income of $138,700 offset by increases in research and development expenses of $91,402.

The net loss applicable to common stockholders of $3,628,042 for the nine months ended September 30, 1998, was $145,561 more than the net loss of $3,482,481 in the nine months ended September 30, 1997 and reflects those items mentioned in the above paragraph along with a preferred stock deemed dividend of $455,048.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenues of $523,411, related to vaccine and adjuvant technologies services along with a subcontract from the University of Michigan, were recognized during the nine months ended September 30, 1998 compared to $229,678 recorded for that same period in the prior year. The increase of $293,733 was due primarily to the subcontract with the University of Michigan to supply new chemical structures designed to inactivate viruses, bacteria and bacterial spores.

General and administrative expenses were $1,889,263 for the nine months ended September 30, 1998 or $31,544 higher than the $1,857,719 of general and administrative expenses incurred for the same period in 1997.

Research and development expenses were $2,124,528 and $2,033,126 for the nine months ended September 30, 1998 and 1997, respectively. Total research and development expenses exclusive of non-cash charges related to the below-market priced stock options issued December 12, 1995 were $2,118,726 and $1,682,973 for the periods ended September 30, 1998 and 1997, respectively. This increase of $435,753 is related to clinical trials and related costs along with increases in salaries. The clinical trial costs reflect the timing of clinical trial activities and the nature of those trials, including the number of products, the number of patients and the duration of the trials. The salary increases primarily reflect headcount increases including the hire of a Vice President of Pharmaceutical Development in 1998.

Net interest income of $317,386 was recorded in the nine months ended September 30, 1998 compared with net interest income of $178,686 in the nine months ended September 30, 1997. The $138,700 increase is due to higher average cash balances during the first nine months in 1998, when compared to average cash balances during the same period in 1997.

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

Along with a review of the hardware and software employed by the Company, our business partners and suppliers have been surveyed to determine their Year 2000 readiness. A list of such business partners and suppliers that have a material relationship with the Company has been compiled. The Company is currently in the process of seeking information from these third parties regarding their state of readiness for Year 2000 compliance. The Company considers many of its relationships with

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




these third parties to be of a material nature, such that if these third parties were unable to become Year 2000 compliant, the Company would be adversely affected. These relationships encompass many areas that affect the Company's ability to do business including but not limited to financial institutions, utility companies and contract manufacturers.

The Company does not believe that it will incur material incremental costs in its efforts to address this issue and has not incurred incremental costs to date. Nor, has the Company been given any indication that its business partners and suppliers will not be Year 2000 compliant by the Year 2000. The Company plans to continue, on a timely basis, to monitor and address any significant Year 2000 issues and will update cost estimates accordingly.




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

The Company used $2,708,342 of its cash resources during the nine month period ended September 30, 1998 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, pre-clinical and clinical testing. In addition to revenues of $523,411, Novavax received proceeds of $335,028 from the exercise of stock options and proceeds, net of all related transaction costs, of $5,997,599 from the sale of 6,500 shares of Preferred Stock.

The closing of the Preferred Stock private placement occurred on January 28, 1998 at an aggregate price of $6,500,000. On October 1, 1998 the Company entered into agreements to repurchase the remaining Preferred Stock then outstanding. This transaction closed on October 16, 1998 and the Company repurchased the outstanding balance at par ($1,000 per share) plus accrued interest of five percent per annum totaling $5,157,117.

Cash and cash equivalents on September 30, 1998 totaled $7,217,107. A proforma cash balance at September 30, 1998 after the Preferred Stock repurchase is $2,059,990.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Novavax estimates that based on historical and projected levels of spending, cash resources after giving effect to the repurchase will be sufficient to finance its operations for approximately 5 to 6 months from September 30, 1998.

The Company is evaluating its short term and long term funding requirements. Future funding may come from one or more sources including public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products. Such alternative measures may have a significant impact on the company.

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

There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to fund short term and long term spending requirements and to permit successful commercialization of Novavax's technologies and products.

                        NOVAVAX, INC. AND SUBSIDIARIES
                          PART II OTHER INFORMATION

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults upon Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other information

   On October 1, 1998, the Company entered agreements with all holders of its Series A Custom Convertible Preferred Stock (the "Preferred Stock") to purchase all outstanding shares of the Preferred Stock in which the holders agreed not to convert any Preferred Stock into Common Stock after October 1, 1998, so long as the purchase closed by October 16, 1998. The purchase did close on October 16, 1998. The purchase price was $4,978,153, which represented the cost to the holders of the outstanding Preferred Stock, plus an accrual of five percent per annum. Prior to the repurchase $1,521,846 of the original $6,500,000 of Preferred Stock had been converted into 1,043,956 shares of Novavax Common Stock.

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


                                              NOVAVAX, INC.
                                              (Registrant)




Date: November 13, 1998                       By:/s/ BRENDA L. FUGAGLI
                                                 -----------------------------
                                              Brenda L. Fugagli
                                              Executive Vice President,
                                              Chief Operating Officer
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)