Form 10-K405
period 1998-12-31
NOVAVAX INC
filed 1999-04-15
CIK 1000694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                           COMMISSION FILE NO. 0-26770

                                  NOVAVAX, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                                         22-2816046
State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                  8320 GUILFORD ROAD, COLUMBIA, MARYLAND 21046
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (301) 854-3900

           Securities registered pursuant to Section 12(b) of the Act:

               Title of each class: COMMON STOCK ($.01 PAR VALUE)

       Name of each exchange on which registered: AMERICAN STOCK EXCHANGE

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

                                   Yes [X]                  No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            The aggregate market value of 10,786,767 shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant at March 31, 1999, as computed by reference to the closing price of such stock, was approximately $40,500,000.

            The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding at March 31, 1999 was 13,253,119 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the 1999 Novavax, Inc. Proxy Statement are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

            Novavax, Inc. ("Novavax" or the "Company") is a biopharmaceutical company focused on the research and development of proprietary topical and oral drug delivery and encapsulation technologies and the applications of those technologies. The Company's technology platforms involve the use of proprietary, microscopic, organized, non-phospholipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, anti-bacterial and anti-viral products and vaccine adjuvants. These technology platforms support three product development programs: hormone replacement therapies, third party drug delivery and vaccine adjuvant applications and anti-microbial agents.

            Hormone Replacement Therapies. The Company's hormone replacement therapy program includes its two lead product candidates: ESTRASORB(TM), a topical estrogen cream, and ANDROSORB(TM), a topical testosterone cream. The Company has completed various pre-clinical and human safety studies for both ESTRASORB and ANDROSORB. In addition, the Company completed dosing in a Phase II, randomized, double-blind, placebo-controlled, dose-ranging ESTRASORB study in January, 1999. A Phase I, multiple dose, pharmacokinetic ANDROSORB study that began in the third quarter of 1998 is currently underway.

            Third Party Drug Delivery and Vaccine Adjuvant Applications. Formulations of the Company's lipid technologies are expected to have broad application as vehicles for the encapsulation and delivery of drugs developed by other companies. Moreover, the Company believes that certain of its organized lipid structures may provide effective and safe adjuvant carrier systems for a variety of vaccines. The Company plans to leverage these technologies by licensing its drug delivery, encapsulation and adjuvant technologies to third parties for specific therapeutic indications.

            The Company currently has several research contracts in place to provide anti-microbial products, vaccine products, services and adjuvant technologies. One of these contracts is for the development of an adjuvant for an immunotherapeutic vaccine for cervical dysplasia, a precancerous disease of the cervix for a British vaccine company, Cantab Pharmaceuticals.

            Anti-Microbial Agents. The Company is also applying its lipid technologies to develop anti-microbial agents that are capable of acting on viruses, bacteria, spores and sperm. Potential product candidates include Helicore(TM), an oral anti-bacterial preparation for the treatment of Helicobacter pylori ("H. Pylori") infection, and two anti-microbial agents targeting Bacillus anthracis and influenza A, respectively, as well as two spermicide product candidates. Pre-clinical and clinical studies for these product candidates are summarized below:

- The Company currently has completed several pre-clinical and Phase I safety studies with a number of formulations of Helicore.

- The Company currently has several anti-microbial agents in pre-clinical studies pursuant to a research collaboration with the University of Michigan. The studies are being performed at the University of Michigan and are being funded by Defense Advanced Research Projects Agency's ("DARPA") Unconventional Pathogen Countermeasures Program. Novavax is a subcontractor to the University of Michigan.

- The Company currently has two spermicide product candidates that are both expected to be part of clinical studies sponsored by the National Institutes of Health. The first of the product candidates is expected to enter Phase I clinical trials in the second quarter of 1999.

            During the year ended December 31, 1998, the Company received $681,000 for services related to vaccine and adjuvant technologies, including the Cantab Pharmaceuticals contract, as well as from its BCTP development subcontract from the University of Michigan. Future revenues that may result from these and other partnerships include material transfer costs, technology access fees, milestone payments and royalties.

            The Company also received net proceeds of $5,998,000 from the private placement of 6,500 shares of Series A Custom Convertible Preferred Stock. The sale of the Preferred Stock closed on January 28, 1998 at an aggregate purchase price of $6,500,000. On October 1, 1998, the Company entered into agreements to repurchase the remaining Preferred Stock. This transaction was closed on October 16, 1998 and the Company repurchased the outstanding balance of $4,979,000 at par ($1,000 per share) plus accrued dividends at the annual rate of five percent. The repurchase was funded with cash balances on hand at October 16, 1998. Prior to the repurchase, Preferred Stock representing $1,522,000 of the original $6,500,000 had been converted into 1,043,956 common shares.

            Novavax, Inc. was incorporated in Delaware in 1987. On December 12, 1995, the Company's former parent, IGI, Inc. ("IGI") distributed its majority interest in Novavax to the IGI stockholders (the "Distribution"). Until then, Novavax had been the human pharmaceuticals subsidiary of IGI. The Company's principal executive offices are located at 8320 Guilford Road, Columbia, Maryland 21046.

            In connection with the Distribution, IGI paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "License Agreement") entitling it to the exclusive use of the Company's technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal care products; (ii) foods, food applications, nutrients and flavorings (except to the extent used in human pharmaceuticals and vaccines); (iii) cosmetics, consumer products and topical dermatological products for localized usage at the delivery zone, (specifically excluding dermatologically administered pharmaceuticals which are delivered systemically through the skin, anti-infectives for treating infectious pathogens, replacement hormone therapy, spermicides and viracides)); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals including blood substitutes containing hemoglobin and other oxygen carrying materials; and the processes for making the same. IGI has the option, exercisable within the last year of the ten-year term, to extend the License Agreement for an additional ten-year period for $1,000,000. Novavax retains the right to use its technologies for all other applications, including but not limited to, human vaccines and pharmaceuticals.

THE NOVAVAX TECHNOLOGY PLATFORMS

            Novavax has developed proprietary topical and oral drug delivery technologies using microscopic, organized, non-phospholipid structures, including Novasome(R) non-phospholipid vesicles ("Novasomes"), micellar nanoparticles ("MNPs") and non-antibiotic, anti-microbial lipid emulsions. The Company believes these structures may be useful for targeted delivery and controlled release of certain drugs, along with inactivation of bacteria, enveloped viruses, spores and sperm. Moreover, the Company believes that certain of its organized lipid structures may provide effective and safe adjuvant carrier systems for a variety of vaccines.

            Although other companies have developed liposome technologies, most commercial liposomes are composed of delicate phospholipids. Due to their inherent lack of stability and carrying capacity, only a limited number of drugs may be used with these phospholipid liposomes. While capable of encapsulating certain (principally water soluble) drugs, phospholipid liposomes have a number of other significant disadvantages including their expense and the need to use potentially hazardous organic solvents in their manufacture. In addition, the standard, multi-step phospholipid manufacturing process is relatively expensive.

            The Company believes its non-phospholipid technologies may allow for a more cost-effective delivery of a wider variety of drugs and other therapeutics than commercially available phospholipid liposomes and other delivery vehicles. Its technologies may also be preferred over other available transdermal delivery systems because its technologies may reduce side effects such as skin irritation. Future applications may show advantages over injectable delivery technologies, which are invasive, inconvenient, and sometimes painful. In addition, the Company's anti-microbial lipid emulsions may avoid the problem of pathogen mutation and resistance because of their non-antibiotic method of action.

MICELLAR NANOPARTICLE EMULSIONS

            MNPs are proprietary, submicron-sized, water miscible, non-phospholipid structures that have different structural characteristics and are generally smaller than Novasome non-phospholipid vesicles. MNPs, like Novasome non-phospholipid vesicles, are derived from amphiphilic molecules.

            Novavax scientists have demonstrated that MNPs are able to incorporate alcohol soluble drugs, pesticides, vaccine adjuvants, proteins, whole viruses, flavors, fragrances and colors. MNPs also have the ability to entrap ethanol or methanol soluble drugs, and to deliver certain of these drugs transdermally through intact skin. The MNP formulations used by Novavax for the transdermal delivery of drugs have cosmetic properties similar to creams and lotions. These transdermal formulations have the advantage over injectable delivery systems of being less invasive and/or inconvenient and the may also cause less skin irritation than patch transdermal delivery systems. MNPs are the fundamental technology platform for Novavax's hormone replacement therapies.

NOVASOME NON-PHOSPHOLIPID VESICLES

            Novasomes are proprietary structures in which drugs or other materials can be encapsulated for delivery into the body topically or orally. Novasomes are made using the Company's patented manufacturing processes from a variety of readily available chemicals called amphiphiles, which include fatty alcohols and acids, ethoxylated fatty alcohols and acids, glycol esters of fatty acids, glycerol fatty acid mono and diesters, ethoxylated glycerol fatty acid esters, glyceryl ethers, fatty acid diethanolamides and dimethyl amides, fatty acyl sarcosinates, "alkyds" and phospholipids.

            The Company plans to commercialize its Novasome technology in part through products it develops itself and in part through third party drug delivery application licenses. The Company believes that certain of its organized lipid structures (such as Novasome lipid vesicles) may provide effective and safe adjuvant carrier systems for a variety of vaccines. In addition, the Company has developed structures for delivery of biologically active molecules like antisense, genes and proteins.

            The Company currently has several research contracts in place to provide vaccine products, services and adjuvant technologies. These contracts include, but are not limited to, the development of an adjuvant for an immunotherapeutic vaccine for cervical dysplasia, a precancerous disease of the cervix for a British vaccine company, Cantab Pharmaceuticals.

NON-ANTIBIOTIC LIPID EMULSIONS

            The Company has developed proprietary lipid structures that it is using in the development of a non-antibiotic, anti-bacterial preparation for the treatment of H. pylori infection in humans. In addition, the Company has developed a proprietary non-antibiotic lipid emulsion called BCTP that may inactivate enveloped viruses that cause human disease, as well as certain spores, bacteria and sperm. BCTP is a highly effective microbial killing agent. Pre-clinical studies indicate that BCTP has a low toxicity profile. The emulsion seems to act on various microbials, including viruses, bacteria, sperm and spores, by first fusing or merging with the lipid envelope of the virus.

            Because BCTP is not an antibiotic, it is not associated with microbe mutation and resistance caused by antibiotic use, which is now recognized as an important public health problem. Novavax expects that BCTP-based products may be preferred in many circumstances as an alternative to conventional antibiotics. The Company currently has several research contracts in place to provide non-antibiotic lipid emulsion products and services. These contracts include but are not limited to the development a subcontract from the University of Michigan, which is developing anti-infective defense systems against biological warfare agents for the U.S. military.

NOVAVAX PRODUCT CANDIDATES

HORMONE REPLACEMENT THERAPY

            The Company is using its MNP technology in the development of ESTRASORB, a cream designed for the delivery of 17b estradiol (estrogen hormone replacement) through the skin. Estrogen replacement therapy is currently used worldwide by menopausal (and post-menopausal) women to prevent osteoporosis, cardiovascular disease and other menopausal symptoms (such as "hot flashes"). The hormone replacement market in the US is approximately $1.7 billion. This market is believed to represent only 15-20% of the estimated 60.3 million women over 40 years of age in the US who could potentially benefit from hormone replacement therapy.

            Current estrogen replacement products include oral tablets and, more recently, transdermal patches. Oral estrogen tablets, however, have been associated with side effects primarily resulting from blood hormone level fluctuations. Because of these side effects, transdermal patches for estrogen replacement were developed. While these patches help reduce blood hormone fluctuations, they may cause skin irritation and patient inconvenience associated with wearing and changing an external patch.

            The Company believes that ESTRASORB may offer several advantages over existing therapies used for estrogen replacement. ESTRASORB may be applied to the skin much like a typical cosmetic lotion. The Company believes ESTRASORB will be able to deliver a continuous amount of estrogen to the patient without the fluctuations in blood hormone levels associated with oral tablets. In addition, ESTRASORB does not contain materials that may cause the skin irritation associated with transdermal patches.

            In 1995, the Company completed preclinical testing of ESTRASORB in a primate model. Results of these studies demonstrated that ESTRASORB can be utilized to deliver estradiol through intact skin with maintenance of serum estradiol levels for six days after a single topical application. Based on these results, the Company initiated a Phase I clinical trial of ESTRASORB involving 10 symptomatic menopausal women. In this study, each woman received a single topical application of ESTRASORB. This study was completed in the fourth quarter of 1996 with no significant adverse experiences noted.

            The Company has completed three additional clinical studies with ESTRASORB. The first was a multiple-dose, dose ranging, pharmacokinetic study completed in the third quarter of 1997 involving 20 subjects. The second was a multiple-dose, pharmacokinetic, placebo controlled study completed in the fourth quarter of 1997 involving 20 subjects. The third study was a single versus dual site application study completed in the third quarter of 1998 involving 10 subjects. These studies demonstrated transdermal delivery of the drug and no skin irritation was noted. A Phase

II, randomized, double-blind, placebo-controlled, dose-ranging ESTRASORB study, begun in the third quarter of 1998,was completed in the first quarter of 1999. This study involved a 35 day dosing protocol and included 120 patients at six clinical sites located in the United States.

            Testosterone replacement therapy is currently used by males who are testosterone deficient as a result of either primary or secondary hypogonadism. It is believed that testosterone in males is required to maintain sexual function and libido, maintain lean body mass, increase hemoglobin synthesis and maintain bone density. There are estimated to be one million testosterone deficient men in the US. It is further estimated that only 100,000 to 150,000 men are currently being treated for testosterone deficiency. These numbers are expected to grow with the aging of the population and the increasing awareness of the benefits of hormone replacement therapy.

            Current testosterone replacement therapy products include deep intramuscular injections or transdermal patches. The injections require frequent visits to a physician and may be associated with pain at the injection site and abscess. The transdermal patches may cause skin irritation and patient inconvenience associated with wearing and changing external patches.

            The Company believes that ANDROSORB (its testosterone hormone replacement therapy product) may offer several advantages over current testosterone replacement therapies. ANDROSORB is a lotion that may be applied to the skin, thus eliminating the need for intramuscular injections. In addition, ANDROSORB does not contain materials that may cause the skin irritation associated with transdermal patches.

            In September, 1996, the Company completed the animal testing of ANDROSORB in its MNP transdermal drug delivery platform. In these tests, peak blood levels of testosterone were approximately three times higher than testosterone dissolved in ethanol alone. The Company completed human safety studies involving 10 subjects and submitted the results to the FDA in the third quarter of 1997. A multiple-dose, pharmacokinetic study involving 9 subjects was completed in the fourth quarter of 1997, and a dose-ranging pharmacokinetic study involving 8 subjects was completed in the second quarter of 1998. These studies have demonstrated delivery of the drug resulting in elevated blood hormone levels and there has not been any evidence of skin irritation. Another dose-ranging pharmacokinetic study, begun in the third quarter of 1998, is currently underway, involving 20 subjects.

MICROBICIDES

            The Company has developed proprietary lipid structures that it is using in the development of a non-antibiotic, anti-bacterial preparation, Helicore, for the treatment of H. pylori infection in humans. H. pylori was recognized in 1994 by the National Institutes of Health as a causative agent of peptic ulcer disease, antral gastritis and certain types of gastric cancer. Current therapies for the treatment of H. pylori include the use of antibiotics alone or antibiotics in combination with drugs that inhibit acid production in the stomach. Problems associated with such therapies include, but are not limited to, cost, toxicity, failure to sufficiently eradicate all the bacteria, and acquired resistance to the antibiotic. In 1995, the Company began to test formulations of Helicore in both animal studies and Phase I human safety studies. Results from clinical studies completed in 1996 were submitted to the FDA. Novavax is not currently conducting pre-clinical or clinical studies on Helicore.

            The Company has also developed BCTP, a lipid emulsion that acts on various microbials, including enveloped viruses, as well as spores and bacteria. The product has also demonstrated spermicidal action. The Company believes that the emulsion acts on the target by first fusing or merging with the lipid envelope or outer membrane of the target. The Company believes that BCTP has many potential applications. Pre-clinical studies indicate that viruses and spores vulnerable to BCTP include influenza A and bacillus anthracis, but it may also be appropriate for herpes, measles, mumps, rubella and many other microbes and pathogens. While influenza vaccines are relatively effective at preventing the flu, BCTP unlike vaccines, does not appear to promote mutation and resistance. Other advantages of BCTP appear to include a low toxicity profile, inexpensive scale-up and manufacturing costs, and a rapid and broad spectrum of killing.

            Certain pre-clinical studies have been conducted using the Company's BCTP technology under a subcontract from the University of Michigan. The University of Michigan is being funded by DARPA's Unconventional Pathogen Countermeasures Program. Two studies have targeted Bacillus anthracis. In the first study, BCTP inactivated greater than 90% of Bacillus anthracis after four hours of incubation. In the second study, which simulated wounds, mice treated with BCTP had greatly reduced skin lesions and swelling compared to untreated mice. Two separate studies have targeted influenza A. In the first study, BCTP reduced viral antigen levels in incubation by 99.6%. In the second study, mice receiving influenza A and BCTP stayed healthy while all the mice who received the virus only, developed severe pneumonia and two out of three mice died before the conclusion of the study.

VACCINE ADJUVANTS

            Adjuvants are substances that make vaccines more effective. The Company believes that its Novasome lipid vesicles and MNPs may provide effective and safe adjuvant carrier systems for a variety of vaccines in a variety of circumstances, including: (i) encapsulation and protection from destruction by the body's normal enzymatic processes of delicate antigenic materials; (ii) encapsulation of toxic materials, such as endotoxins and other potent toxins, for gradual release, thereby providing protection of the body from the toxin while generating an immune response to the toxic antigen; (iii) presentation of small peptide antigens to elicit a heightened cellular immune response; and (iv) delivery of genes and other molecules into targeted cells.

MANUFACTURING

            The development and manufacture of the Company's products are subject to good laboratory practices ("GLP") and good manufacturing practices ("GMP") requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. The Company has the ability to produce quantities of Novasome lipid vesicles and MNPs sufficient to support its needs for early-stage clinical trials. It does not presently have FDA-certified facilities capable of producing the larger quantities of pharmaceutical products required for larger scale clinical trials or commercial production. The Company will need to rely on collaborators, licensees or contract manufacturers or acquire such manufacturing facilities for later stage clinical trials and commercial production of its own pharmaceuticals. There can be no assurance that the Company will be able to obtain such facilities or manufacture such products in a timely fashion at acceptable quality and prices, that it or its suppliers will be able to comply with GLP or GMP, as applicable, or that it or its suppliers will be able to manufacture an adequate supply of product.

MARKETING

            The Company plans to market the pharmaceuticals for which it obtains regulatory approvals either through joint ventures or corporate partnering arrangements. The Company expects that such arrangements could include technology licenses, research funding, milestone payments, collaborative product development, royalties and equity investments in Novavax. Implementation of this strategy will depend on many factors, including the market potential of its products and technologies, the success in developing relationships with distributors or marketing partners for the Company's products and the financial resources available to the Company.

COMPETITION

            A number of large companies, such as Novartis, Procter & Gamble, American Home Products, Parke-Davis, Solvay Pharmaceuticals, SmithKline Beecham, Abbott Laboratories, Ortho Pharmaceuticals and Mead Johnson Laboratories, produce and sell estrogen preparations for clinical indications identical to those the Company proposes to target. SmithKline Beecham currently markets a transdermal testosterone patch and Novartis markets an estrogen transdermal patch. The competition to develop FDA-approved hormone replacement therapies is intense and no assurance can be given that the Company's product candidates will be developed into commercially successful products.

            A number of other companies have been working on vaccine adjuvants for use in human vaccines. These include, but are not limited to, Chiron, Ribi Immunochem Research, Aquila, Iscotec, Proteus International and Biomira. The competition to develop FDA-approved human vaccine adjuvants is intense and no assurance can be given that the Company's adjuvant product candidates will be developed into commercially successful products.

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

RESEARCH AND DEVELOPMENT

            The Company's research is focused principally on the development and commercialization of formulations for topical drug delivery and therapeutic products, including anti-bacterial and anti-viral products and adjuvants for vaccines. The Company intends to use third-party funding when available, through collaborations, joint ventures or strategic alliances with other companies, particularly potential distributors of the Company's products. Because of the substantial funds required for clinical trials, the Company will have to obtain additional financing for its future human clinical trials. No assurance can be given that such financing will be available on terms attractive to the Company, if at all.

            The Company bases its development decisions on costs and potential return on investment, regulatory considerations, and the interest, sponsorship and availability of funding from third parties. As of December 31, 1998, the Company's research and development staff numbered 9 individuals. In addition to its internal research and development efforts, the Company encourages the development of product candidates in areas related to its present lines by working with universities and government agencies. Novavax's research and development expenditures approximated $3,361,000, $2,874,000 and $3,716,000 and in the years ended December 31, 1998, 1997 and 1996, respectively.

PATENTS AND PROPRIETARY INFORMATION

            The Company, through a wholly-owned subsidiary, holds 45 U.S. patents and has 125 foreign patents and patent applications covering its technologies (which include a wide variety of component materials, its continuous flow vesicle production process and its Novamix(R) production equipment). The Company believes that these patents are important for the protection of its technology as well as certain of the development processes that underlie that technology. In addition, three U.S. patent applications are pending covering the composition, manufacture and use of its organized lipid structures and related technologies.

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

EMPLOYEES

            The Company had 16 full-time employees as of December 31, 1998, of whom 9 are in research and development. The Company has no collective bargaining agreement with its employees and believes that its employee relations are good.

ITEM 2. PROPERTIES

            The Company leases approximately 12,000 square feet of administrative offices and laboratory space for its corporate headquarters and pharmaceutical development, located at 8320 Guilford Road, Columbia, Maryland. The Company believes its facilities are adequate to produce quantities of Novasome lipid vesicles and MNPs sufficient to support its needs for early-stage clinical trials. It does not presently have FDA certified facilities capable of producing the larger quantities of pharmaceutical products required for larger scale clinical trials or commercial production. The Company will need to rely on collaborators, licensees or contract manufacturers or acquire such manufacturing facilities for later stage clinical trials and commercial production of its own pharmaceuticals.

            The Company also leases 2,363 square feet of space located in Rockville, Maryland. This space contains the Company's certified animal facility and laboratories for its biologics development which includes the vaccine and vaccine adjuvant product and services group.

ITEM 3. LEGAL PROCEEDINGS

            The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

            The Company's executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with the Company's By-laws.

            The following table provides certain information with respect to the Company's executive officers.

                                                            PRINCIPAL OCCUPATION AND OTHER BUSINESS
NAME                                AGE                     EXPERIENCE DURING THE PAST FIVE YEARS
----                                ---                     -------------------------------------

 Mitchell J. Kelly                  39          Interim President and Chief Executive Officer since September, 1998 and Director since February, 1997. Chairman and Chief Executive Officer of Anaconda Capital
                                                Management, L.L.C., 1995 to present. Junction Partners and Junction Advisors, Inc.,
                                                1984 to 1994; President, 1992 to 1994; Vice President 1988 to 1992; Research
                                                Director,

                                                1986 to 1988; Research Analyst and portfolio manager, 1984 to 1986.

D. Craig Wright, M.D.               48          President--Biologics Division of Novavax since 1998 and Chief Scientific Officer of
                                                Novavax since 1993.  Founder and Senior Director of Medical Research of Univax
                                                Biologics, Inc., a biopharmaceutical company, from 1988 to 1992.

 Richard J. Harwood, Ph.D.          55          Vice President, Pharmaceutical Product Development since March, 1998.  Consultant
                                                K. W. Tunnell Company, Inc., 1995 to 1998.  Vice President, Research and
                                                Development, Private Formulations, Inc., 1993 to 1995. Technical Planning Director,
                                                Worldwide Strategic Product Planning, Bristol-Myers Squibb, 1986 to 1993. Department
                                                Director, Product Development, Rorer Group, Inc., 1982 to 1986. Research Fellow,
                                                Merck and Co., Inc., 1970 to 1982.

Donald J. MacPhee                   47          Interim Chief Financial Officer since February, 1999.   Controller, Environmental
                                                Tectonics Corporation, 1997 to 1998. Vice President of IGI, Inc., 1990 to 1997, and
                                                Chief Financial Officer of IGI, Inc., 1987 to 1997.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The Company's Common Stock was held by 905 stockholders of record as of March 31, 1999. The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all of its earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

            The principal market for the Company's Common Stock ($.01 par value) is traded on the American Stock Exchange under the symbol "NOX". The following table shows the range of high and low closing prices of the Company's common stock on the American Stock Exchange for the periods indicated.

                                                                            HIGH                  LOW
                                                                            ----                  ---
        1998
First quarter                                                            $  6 1/8               $ 3 3/4
Second quarter                                                              4 13/16                2 13/16
Third quarter                                                               3 7/8                  1 1/4
Fourth quarter                                                              3 1/4                  1 1/4

         1997
First quarter                                                            $  4 3/4               $  3 1/4
Second quarter                                                              4 7/16                 2 5/8
Third quarter                                                               6                      4
Fourth quarter                                                              5 3/4                  4 1/8

RECENT SALES OF UNREGISTERED SECURITIES

            On January 23, 1998, the Company sold 6,500 shares of Series A Custom Convertible Preferred Stock (the "Series A Preferred Stock") to four accredited investors in a private placement conducted pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $6,500,000 with net proceeds of $5,998,000. On October 16, 1998 the Company repurchased the outstanding shares of Series A Preferred Stock for $4,979,000 ($1,000 per share) plus accrued interest of five percent per annum. Prior to the repurchase, shares of Series A Preferred Stock representing $1,522,000 of the original $6,500,000 investment had been converted into 1,043,956 common shares.

            On June 30, 1998, the Company sold 12,500 shares of treasury stock to the Secretary of the Company at $4.00 per share in an unregistered sale conducted under Section 4(2) of the Securities Act, resulting in aggregate gross and net proceeds to the Company of $50,000.

ITEM 6. SELECTED FINANCIAL DATA

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                  1994          1995          1996          1997          1998
STATEMENT OF
OPERATIONS DATA:

Revenues (1)                       685           268            56           520           681

Loss from operations            (4,661)       (6,744)       (5,534)       (4,791)       (5,152)

Net Loss                        (5,690)       (8,494)       (5,495)       (4,547)       (4,817)

Loss applicable to common
stockholders                    (5,690)       (8,494)       (5,495)       (4,547)       (7,045)

Per share information:
(basic and diluted)

Loss applicable to common
stockholders                       n/a        ($0.85)       ($0.54)       ($0.39)       ($0.57)

Weighted average number            N/A     9,937,936    10,132,896    11,667,428    12,428,426
of shares outstanding (2)

                                                      AS OF DECEMBER 31,
                                                      ------------------

                                  1994          1995          1996          1997          1998
BALANCE SHEET DATA:

Total current assets               502         4,761         3,221         4,303         1,207

Working capital                    306         4,330         2,640         4,014           349

Total assets                     3,133         7.530         5,722         6,823         3,819

Stockholders' (deficit)
equity (3)                      (2,203)        7,099         5,117         6,522         2,961


(1) Includes payments for licensing agreements and technology application review.

(2) On December 12, 1995, IGI, Inc. ("IGI") distributed to the holders of record of IGI's common stock, at the close of business on the Record Date, November 28, 1995, one share of the Company's common stock for every share of IGI common stock outstanding (the "Distribution").

(3) In connection with the Distribution, IGI paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the "License Agreement") entitling IGI to exclusive use of certain Novavax technology in specific fields. Novavax recorded this payment under the License Agreement as a capital contribution in its financial statements to reflect the intercompany nature and substance of the transaction. The form was structured as a prepaid license agreement to address various considerations of the Distribution including tax and financial considerations.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Certain statements under Item 1 and Item 7 contained herein or as may otherwise be incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding future product development and related clinical trials and statements regarding future research and development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of preclinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

1998 COMPARED TO 1997

            The net loss of $4,817,000 for the year ended December 31, 1998 was $271,000 or 6% higher than the net loss of $4,547,000 for the year ended December 31, 1997. The 1997 net loss includes non-cash compensation expense of $578,000 compared to $11,000 included in the 1998 net loss. This compensation expense relates to the amortization of below-market priced stock options granted in 1995. Other 1998 non-cash charges include $281,000 of depreciation and patent amortization expense, compared to $254,000 of similar expenses in 1997. The dividend on preferred stock of $225,000 and the accretion of offering costs of $420,000 relate to dividends paid and fees incurred with the placement and subsequent conversion and repurchase of preferred stock. The deemed dividend on preferred stock of $1,583,000 relates to the beneficial conversion feature of the preferred stock which allowed for conversion into common stock at a price per share discounted to the then-quoted market price of the common stock. (See Notes 10 and 11 of the Notes to the Consolidated Financial Statements).

            Revenues of $681,000 were recognized during 1998, principally from contracts related to vaccine and adjuvant technologies services as well as supplying new chemical structures designed to inactivate viruses, bacteria and bacterial spores. This reflects a $161,000 or 31% increase over revenues in 1997.

            General and administrative expenses include all costs associated with the marketing of the Company's technology to potential industry partners and those activities associated with identifying additional sources of capital. It also includes costs associated with management and administrative activities. General and administrative expenses were approximately $2,472,000 and $2,437,000 for the years ended December 31, 1998 and 1997, respectively. The increase of $35,000 was attributable to increased costs associated with securing strategic alliances and potential sources of financing.

            Research and development expenses include scientific staffing, supplies and other costs related to the ongoing development of the Novavax technologies as well as the development of the Company's product candidates. Research and development expenses were approximately $3,361,000 and $2,874,000 for the years ended December 31, 1998 and 1997, respectively. The $487,000 or 17% increase in these expenses was due principally to costs associated with the Company's Phase II clinical trials.

            Interest income was approximately $335,000 and $245,000 for the years ended December 31, 1998 and 1997, respectively. These amounts reflect interest earned on the average cash balances on hand throughout the year.

 1997 COMPARED TO 1996

            The net loss of $4,547,000 for the year ended December 31, 1997 was $948,000 or 17%, lower than the net loss of $5,495,000 for the year ended December 31, 1996. The 1997 net loss includes non-cash compensation expense of $578,000 compared to $1,507,000 included in the 1996 net loss. This compensation expense relates to the amortization of below-market priced stock options granted in 1995. Other 1997 non-cash charges include $254,000 of depreciation and patent amortization expense. Non-cash charges in 1996 included $335,000 for the disposal of property and equipment and $328,000 of depreciation and patent amortization expense.

            Revenues of $520,000 were recognized during 1997 compared to $56,000 during 1996. The increase was due primarily to two contracts related to vaccine products, services and adjuvant technologies.

            General and administrative expenses include all costs associated with the marketing of the Company's technology to potential industry partners and those activities associated with identifying additional sources of capital. It also includes costs associated with management and administrative activities. General and administrative expenses were approximately $2,437,000 and $1,874,000 for the years ended December 31, 1997 and 1996, respectively. The increase of $563,000 was attributable to increased costs associated with securing strategic alliances and potential sources of financing as well as the increased staffing and infrastructure growth including the hiring of a new Chief Financial Officer and Chief Executive Officer.

            Research and development expenses include scientific staffing, supplies and other costs related to the ongoing development of the Novavax technologies as well as the development of the Company's product candidates. Research and development expenses were approximately $2,874,000 and $3,716,000 for the years ended December 31, 1997 and 1996, respectively. Although such expenses have decreased by $842,000, this change is primarily caused by the net decrease in the amortization of below-market priced stock options granted in 1995 of $934,000 and the non-recurring charge of $335,000 for the disposal of assets in 1996.

            Research and development expenses, before these items were $2,407,000 and $1,908,000 for 1997 and 1996. After considering the impact of these aforementioned non-cash expenses, research and development costs increased by $499,000. The increase was primarily due to the number of product candidates in clinical trials and the growth of the underlying research and development infrastructure including facility expansion.

            Interest income was approximately $244,000 and $138,000 for the years ended December 31, 1997 and 1996, respectively. The increase in net interest income was a direct result of an increase in the average cash balances on hand throughout the year.

 YEAR 2000

            The Company is evaluating and working to resolve the potential impact of the Year 2000 on the Company's computerized information systems' ability to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000, could result in errors or system failures. The Company primarily uses personal computers for administrative and accounting systems. In addition, the Company has certain laboratory equipment with microprocessors.

            Along with a review of the hardware and software employed by the Company, our business partners and suppliers have been surveyed to determine their Year 2000 readiness. A list of such business partners and suppliers that have a material relationship with the Company has been compiled. The Company is currently in the process of seeking information from these third parties regarding their state of readiness for Year 2000 compliance. The Company considers many of its relationships with these third parties to be of a material nature, such that if these third parties were unable to become Year 2000 compliant, the Company would be adversely affected. These relationships encompass many areas that affect the Company's ability to do business including, but not limited to, financial institutions, utility companies and contract manufacturers.

            The Company does not believe that it will incur material incremental costs in its efforts to address this issue and has not incurred incremental costs to date. The Company has not been given any indication that its business partners and suppliers will not be Year 2000 compliant by the Year 2000. The Company plans to continue, on a timely basis, to monitor and address any significant Year 2000 issues and will update estimates accordingly.

 LIQUIDITY AND CAPITAL RESOURCES

            Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development of commercialization activities and arrangements. The Company currently has three product candidates in development. Future activities including clinical development and the establishment of commercial-scale manufacturing capabilities are subject to the Company's ability to raise funds through equity financing, or collaborative arrangements with corporate partners. Novavax's future growth will depend on its ability to commercialize its Novavax technologies for human pharmaceutical applications.

            Net cash used in 1998 for operating activities was $3,624,000. From the date of the Distribution, Novavax has conducted its operations with approximately $5,000,000 paid by IGI under the IGI License Agreement along with net proceeds from several financing transactions completed and described herein. In addition, the Company has received sources of cash from the sale of scientific prototype vaccines and adjuvants and from the exercise of stock options.

            In October 1996, Novavax received $1,656,000, net of all transaction costs, from the sale of 505,000 common shares that were privately placed with accredited institutional investors.

            In February 1997, Novavax received $5,003,000, net of fees and expenses, from the private placement of 1,200,000 shares of its Common Stock with an accredited institutional investor, a principal of which has subsequently become a director of Novavax. In connection with this transaction, Novavax granted warrants to purchase an additional 600,000 shares of the Company's Common Stock at a price of $6.00 per share and 600,000 shares at $8.00 per share. These warrants have a three-year term, expiring in March 2000.

            In January 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 shares of Series A Custom Convertible Preferred Stock, $1,000 par value (the "Preferred Stock"). The closing occurred on January 28, 1998 (the "Issuance Date") at an aggregate purchase price of $6,500,000. The Company paid a placement agent fee of $425,000 in connection with this financing.

            The Preferred Stock was convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date, 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American Stock Exchange for the 25 trading days immediately preceding the conversion date (the "Two Day Average Trading Price") or (ii) during the period on and after the date which is 91 days after the Issuance Date, 94% of the Two Day Average Trading Price (the "Conversion Price"). From the Issuance Date, there was a ceiling price of $6.33 and within the first 180 days after the Issuance Date, the Conversion Price had applicable floor prices, based on conversion dates.

            Prior to the subsequent repurchase of all the outstanding Preferred Stock, $1,522,000 of the original issue had been converted into 1,043,956 shares of Common Stock, pursuant to the terms and conditions of the Preferred Stock. On October 1, 1998, the Company entered into agreements to repurchase the remaining Preferred Stock. This transaction closed on October 16, 1998 and the Company repurchased the remaining outstanding $4,979,000 of Preferred Stock plus accrued dividends at the annual rate of five percent. The repurchase was funded with cash balances on hand at October 16, 1998. The terms of the Preferred Stock required the Company to pay the holders of the Preferred Stock $225,000 in dividends. This amount was paid in cash of $179,000 and through the issuance of 32,492 shares of the Company's Common Stock, valued at $46,000. The Company incurred transaction fees associated with the placement, conversion and repurchase of the Preferred Stock of $502,000 which are included in the accompanying financial statements as accretion of Preferred Stock. On December 31, 1998, the Company had $1,031,000 in cash, cash equivalents and marketable securities on hand.

            In April, 1999, The Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of its Common Stock to accredited investors (the "Private Placement"). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Gross proceeds from the Private Placement were $4,128,000. Placement agent fees were approximately $215,000, which was paid with cash of $107,000 and 42,933 shares of the Company's Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company's Common Stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company's Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agent. Other costs connected with the Private Placement, including legal, stock exchange listing and registration fees, were approximately $50,000. Net proceeds to the Company from the Private Placement were approximately $4,000,000.

            As of April 14, 1999, Novavax estimates that the money received from the most recent sale of Common Stock and its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for approximately 12 to 13 months.

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

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 8, 1999 (the "1999 Proxy Statement") under the captions "Proposal 1 -- Election of Directors" and "Beneficial Ownership of Common Stock" and is incorporated herein by this reference. The Company expects to file the 1999 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 1998.

            Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

 ITEM 11. EXECUTIVE COMPENSATION

            The information required by this item is contained in the Company's 1999 Proxy Statement under the captions "Executive Compensation" and "Director Compensation" and is incorporated herein by this reference.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is contained in the Company's 1999 Proxy Statement under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by this reference.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is contained the Company's 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


                                     PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) (1)          Financial Statements:

                  Report of Independent Accountants; Consolidated Balance
                  Sheets as of December 31, 1998 and 1997; Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996; Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996; Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996; Notes to Consolidated Financial Statements.

 (a) (2)          Financial Statement Schedules:

                  Schedules are either not applicable or not required because the information required is contained in the financial statements or notes thereto. Condensed financial information of the Registrant is omitted since there are no substantial amounts of restricted net assets applicable to the Company's consolidated subsidiaries.

 (a) (3)          Exhibits Required to be Filed by Item 601 of Regulation S-K:

                  Exhibits marked with a single asterisk are filed herewith, and exhibits marked with a double plus sign reference management contracts, compensatory plans or arrangements, filed in response to Item 14 (a)(3) of the instructions to Form 10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

       3.1 Amended and Restated Certificate of Incorporation of Novavax, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26770, filed March 21, 1997 (the "1996 Form 10-K").]

       3.2 Amended and Restated By-laws of Novavax, Inc. [Incorporated by reference to Exhibit 3.2 to the 1996 Form 10-K.]

       3.3 Certificate of Designations of Series A Custom Convertible Preferred Stock dated January 28, 1998. [Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 333-46409, filed February 17, 1998.]

       4. Specimen stock certificate for shares of Common Stock, par value $.01 per share. [Incorporated by reference to Exhibit
                  4.1 to the Company's Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the "Form 10").]

       10.1 License Agreement between IGEN, Inc. and Micro-Pak, Inc. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-26770, filed April 1, 1996, (the "1995
                  Form 10-K").]

 ++   10.2        1995 Stock Option Plan.  [Incorporated by reference to Exhibit
                  10.4 to the Form 10.]

   *++10.3 First Amendment to Novavax, Inc. 1995 Stock Option Plan approved by the stockholders of the Company on May 14, 1998, and by the Board of Directors on March 16, 1998.

 ++   10.4        Director Stock Option Plan. [Incorporated by reference to
                  Exhibit 10.5 to the Form 10.]

      10.5 Stock Purchase Agreement dated October 9, 1996 by and between the Company and the purchasers named therein. [Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-14305, filed October 17, 1996.]

       10.6 Agreement of Lease by and between the Company and Rivers Center Associates Limited Partnership, dated September 25, 1996. [Incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K.]

       10.7 Stock and Warrant Purchase Agreement dated February 10, 1997 by and between the Company and Anaconda Opportunity Fund, L.P. [Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-22685, filed March 4, 1997 (the "Anaconda S-3").]

       10.8 Form of Warrant issued by the Company to Anaconda Opportunity Fund, L.P. [Incorporated by reference to Exhibit 4.5 to the Anaconda S-3.]

       10.9 Forms of Subscription Agreement dated January 23, 1998 and Letter Agreement dated February 19, 1998, by and between the Company and each of the four purchasers, Delta Opportunity Fund, Ltd., Olympus Securities, Ltd., Nelson Partners, OTATO Limited Partnership. [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-46409, filed February 17, 1998.]

    ++10.10 Employment Agreement dated May 15, 1997, by and between the Company and Richard F. Maradie. [Incorporated by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-26770, filed March 31, 1998.]

   *++10.11 Amended and Restated Employment Agreement dated July 24, 1998, by and between the Company and Brenda L. Fugagli.

   *++10.12 Employment Agreement dated February 23, 1998, by and between the Company and Thomas G. Tachovsky.

   *++10.13 Employment Agreement dated March 5, 1998, by and between the Company and Richard J. Harwood.

   *++10.14 Employment Agreement dated March 31, 1998, by and between the Company and D. Craig Wright.

   *++10.15 Separation and Release Agreement effective September 4, 1998, by and between the Company and Richard F. Maradie.

     *10.16 Form of Stock and Warrant Purchase Agreement dated April 14, 1999, by and between the Company and the purchasers named therein.

      21 List of Subsidiaries [Incorporated by reference to Exhibit 21 to the 1995 Form 10-K.]

 *    23          Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.

 *    27          Financial Data Schedule

 (b)              Reports on Form 8-K:

                  Form 8-K filed November 19, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOVAVAX, INC.

 Date:  April 14, 1999                By: /s/ Mitchell J. Kelly
                                          --------------------------
                                          Mitchell J. Kelly, Interim President
                                          and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

            NAME                                TITLE                               DATE
            ----                                -----                               ----
 /s/ Mitchell J. Kelly                          Interim President and               April 14, 1999
 ---------------------                          Chief Executive Officer
 Mitchell J. Kelly                              and Director


 /s/Donald J. MacPhee                           Principal Financial &               April 14, 1999
 --------------------                           Accounting Officer
 Donald J. MacPhee


 /s/Gary C. Evans                               Director                            April 14, 1999
-----------------
 Gary C. Evans

 /s/ J. Michael Lazarus                         Director                            April 9, 1999
 ----------------------
 J. Michael Lazarus

 /s/ John O. Marsh, Jr.                         Director                            April 14, 1999
 ----------------------
 John O. Marsh, Jr.

 /s/Michael A. McManus                          Director                            April 14, 1999
 ---------------------
 Michael A. McManus

 /s/Denis M. O'Donnell                          Director                            April 14, 1999
 ---------------------
 Denis M. O'Donnell

 /s/ Ronald A. Schiavone                        Director                            April 14, 1999
 -----------------------
 Ronald A. Schiavone

 /s/ Ronald H. Walker                           Director                            April  8, 1999
 --------------------
 Ronald H. Walker

INDEX TO THE CONSOLIDATED
FINANCIAL STATEMENTS




               DESCRIPTION
 Report of Independent Accountants                        F-2


 Consolidated Statements of Operations
   for each of the three years in the
   period ended December 31, 1998                         F-3



 Consolidated Balance Sheets as of
   December 31, 1998 and 1997                             F-4


 Consolidated Statements of Cash Flows
   for each of the three years in the period
   ended December 31, 1998                                F-5


 Consolidated Statements of Changes in
   Stockholders' Equity for each of the three
   years in the period ended December 31, 1998            F-6


 Notes to the Consolidated Financial Statements           F-7

REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Novavax, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Novavax, Inc. and it subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

McLean, Virginia
March 17, 1999, except for the fourth
paragraph of Note 1 which is as of
April 14, 1999

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                            1998              1997            1996
                                                      --------------     -------------     ------------
 Revenues                                                $      681        $      520         $     56
                                                      --------------     -------------     ------------

 Operating expenses:
   General and administrative                                 2,472             2,437            1,874
   Research and development                                   3,361             2,874            3,716
                                                      --------------     -------------     ------------

 Total operating expenses                                     5,833             5,311            5,590
                                                      --------------     -------------     ------------

 Loss from operations                                       (5,152)           (4,791)          (5,534)
 Interest income, net                                           335               244              137
                                                      --------------     -------------     ------------


 Loss before income taxes                                   (4,817)           (4,457)          (5,397)
 Provision for income taxes                                      --                --             (98)
                                                      --------------     -------------     ------------

 Net loss                                                   (4,817)           (4,547)          (5,495)
 Dividend on preferred stock                                  (225)                --               --
 Deemed dividend on preferred stock                         (1,583)                --               --
 Accretion of offering costs                                  (420)                --               --
                                                      --------------     -------------     ------------

 Loss applicable to common stockholders                  $  (7,045)        $  (4,547)       $  (5,495)
                                                      ==============     =============     ============

 Per share information (basic and diluted)

 Loss applicable to common stockholders                  $   (0.57)        $   (0.39)       $   (0.54)
                                                      ==============     =============     ============

 Weighted average number of common
         shares outstanding (basic and diluted)          12,428,426        11,667,428       10,132,896
                                                      ==============     =============     ============





The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                           AS OF DECEMBER 31,
                                                                               -------------------------------------
                                                                                    1998                  1997
                                                                               ----------------      ---------------
ASSETS
Current assets:

  Cash and cash equivalents                                                        $     1,031           $    3,847
  Accounts receivable                                                                      138                  250
  Prepaid expenses and other current assets                                                 38                  206
                                                                               ----------------      ---------------
      Total current assets                                                               1,207                4,303
                                                                               ----------------      ---------------

Property and equipment, net                                                              1,020                  889
                                                                               ----------------      ---------------
Patent costs, net                                                                        1,590                1,573
                                                                               ----------------      ---------------
Other assets                                                                                 2                   58
                                                                               ----------------      ---------------

Total assets                                                                        $    3,819           $    6,823
                                                                               ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligations, current maturities                                     $       36           $       11
  Accounts payable                                                                         793                  238
  Accrued payroll                                                                           29                   40
                                                                               ----------------      ---------------
      Total current liabilities                                                            858                  289
Capital lease obligations, less current maturities                                          --                   13
                                                                               ================      ===============


Total liabilities                                                                          858                  302
                                                                               ----------------      ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;                            --                    --
    no shares issued and outstanding
  Common stock, $.01 par value, 30,000,000 shares authorized;
    13,253,118 issued and outstanding at December 31, 1998,
    and 12,031,757 shares issued and 12,012,013 outstanding at
    December 31, 1997                                                                      133                  120
  Additional paid-in capital                                                            41,231               37,853
  Accumulated deficit                                                                 (38,388)             (31,343)
  Deferred compensation on stock options granted                                          (15)                 (25)
  Treasury stock, 19,744 shares, cost basis at December 31, 1997                            --                 (83)
                                                                               ----------------      ---------------
Total stockholders' equity                                                               2,961                6,522
                                                                               ----------------      ---------------

Total liabilities and stockholders' equity                                          $    3,819           $    6,824
                                                                               ================      ===============


The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------------------------
                                                                                           1998             1997             1996
                                                                                        ---------         --------        ---------
Cash flows from operating activities:
  Net loss                                                                               $(4,817)         $(4,547)         $(5,495)
  Reconciliation of net loss to net cash used by
     operating activities:
     Non-cash compensation expense                                                             10              577            1,507
     Depreciation and amortization                                                            281              254              328
     Disposal of property and equipment                                                        --               --              335
     Issuance of stock to 401(k) plan                                                          22               10               --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                    112            (257)               61
       Prepaid expenses and other assets                                                      224                4            (185)
       Accounts payable and accrued expenses                                                  544            (286)            (185)
                                                                                        ---------         --------        ---------
Net cash used by operating activities                                                     (3,624)          (4,245)          (3,316)
                                                                                        ---------         --------        ---------

Cash flows from investing activities:
  Proceeds from the sale of marketable securities                                              --              501            (501)
  Capital expenditures                                                                      (231)             (45)             (99)
  Deferred patent costs                                                                     (146)            (198)            (244)
                                                                                        ---------         --------        ---------
Net cash used by investing activities                                                       (377)              258            (844)
                                                                                        ---------         --------        ---------

Cash flows from financing activities:
  Payment of capital lease obligations                                                       (38)             (11)               --
  Issuance of preferred stock                                                               6,500               --               --
  Dividend on preferred stock                                                               (179)               --               --
  Offering costs of preferred stock                                                         (502)               --               --
  Repurchase of preferred stock                                                           (4,978)               --               --
  Proceeds from private placements of common stock                                             50            5,003            1,656
  Proceeds from the exercise of stock options                                                 332              361              351
                                                                                        ---------         --------        ---------
Net cash provided from financing activities                                                 1,185            5,353            2,007
                                                                                        ---------         --------        ---------

Net change in cash and cash equivalents                                                   (2,816)            1,366          (2,153)
Cash at beginning of period                                                                 3,847            2,481            4,634
                                                                                        ---------         --------        ---------

Cash and cash equivalents at end of period                                               $  1,031          $ 3,847         $  2,481
                                                                                        =========         ========        =========





The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                              DEFERRED
                                                                                            COMPENSATION
                                         COMMON STOCK          ADDITIONAL                    ON STOCK                    TOTAL
                                                                PAID-IN                      OPTIONS       TREASURY  STOCKHOLDERS
                                        SHARES       DOLLARS      CAPITAL       DEFICIT       GRANTED       STOCK        EQUITY
                                        ------       -------      -------       -------       -------       -----        ------
BALANCE, DECEMBER 31, 1995               9,937,936    $    99   $     30,188    $ (21,301)  $    (1,887)   $            $    7,099
                                                                                                                 --

Options and  warrants granted as                --         --            222            --         (222)         --             --
   compensation
Amortization of deferred                        --         --             --            --         1,506         --          1,506
  compensation
Private sale of common stock, net          505,000          5          1,651            --            --         --          1,656
Exercise of stock options                  217,774          2            349            --            --         --            351

Net loss                                        --         --             --       (5,495)            --         --        (5,495)
                                      ---------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1996              10,660,710        106         32,410      (26,796)         (603)         --          5,117

Options granted as compensation                 --         --             --            --            --         --             --
Company contribution to  employee              771         --              3            --            --          7             10
401(k) plan
Amortization of deferred                        --         --             --            --           578         --            578
    Compensation
Private sale of common stock, net        1,200,000         12          4,991            --            --                     5,003
Exercise of stock options                  170,276          2            450            --            --       (90)            362
Net loss                                        --         --             --       (4,547)            --         --        (4,547)
                                      ---------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997              12,031,757        120         37,853      (31,343)          (25)       (83)          6,522

Company contribution to employee                42          1           (12)            --            --         33             22
401(k) plan
Amortization of deferred                        --         --             --            --            10         --             10
    compensation
Value of beneficial conversion
    feature of preferred stock                  --         --          1,583            --            --         --          1,583
Conversion of preferred stock            1,043,956         11          1,475            --            --         --          1,486
Dividend on  preferred stock                32,944         --             --         (225)            --         --          (225)
Deemed dividend on preferred stock              --         --             --       (1,583)            --         --        (1,583)
Accretion of offering costs                     --         --             --         (420)            --         --          (420)
Private sale of common stock, net               --         --             --            --            --         50             50
Exercise of stock options                  144,419          1            332            --            --         --            333
Net loss                                        --         --             --       (4,817)            --         --        (4,817)
                                      ---------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998              13,253,118    $   133   $     41,231    $ (38,388)  $       (15)   $     --     $    2,961
                                      =============================================================================================





The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.  AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION


DESCRIPTION OF BUSINESS

Novavax, Inc., a Delaware corporation ("Novavax" or the "Company"), is a biopharmaceutical company focused on the research and development of proprietary topical and oral drug delivery technologies and applications of those technologies. The Company's technology platforms involve the use of proprietary, microscopic, organized, non-phospholipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, anti-bacterial and anti-viral products and vaccine adjuvants. These technology platforms support three product development programs: hormone replacement therapies, third party drug delivery and vaccine adjuvant applications and anti-microbial agents. The regulatory process is lengthy, requiring substantial funds, and the Company cannot predict when approval of any product or a license to sell any product might occur. In addition, there can be no assurance the Company will have sufficient funds necessary or that the additional funds will be available at all or on acceptable terms. The Company also recognizes that the commercial launch of any product is subject to certain risks including but not limited to manufacturing scale-up and market acceptance.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Novavax and its wholly owned subsidiaries Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

FINANCING REQUIREMENTS

Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures.
As of April 14, 1999, Novavax estimates that the money received from the most recent sale of Common Stock (discussed below) and its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for the next 12 to 13 months.

NOVAVAX, INC.  AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION, CONTINUED


SUBSEQUENT EVENT

In April 1999, the Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of its Common Stock to accredited investors (the "Private Placement"). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Gross proceeds from the Private Placement were $4,128,000. Placement agent fees were approximately $215,000, which was paid with cash of $107,000 and 42,933 shares of the Company's Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company's Common Stock at an exercise price of $3.75. These warrants have a three-year term. Addititionally, non-transferable warrants for the purchase of 143,00 shares of the Company's Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agent. Other costs connected with the Private Placement, including legal, stock exchange listing and registration fees, were approximately $50,000. Net proceeds to the Company from the Private Placement were approximately $4,000,000.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents are considered to be short-term highly liquid investments with original maturities of 90 days or less. Marketable securities consist of investments in fixed income securities with original maturities of greater than three months and less than one year. Marketable securities are stated at cost, which approximates market. Interest income is accrued as earned.

NOVAVAX, INC.  AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED



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

Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operations. Accumulated depreciation was $691,000 and $539,000 at December 31, 1998 and 1997, respectively.

PATENT COST

Costs associated with obtaining patents, principally legal costs and filing fees, are being amortized on a straight-line basis over the remaining economic lives of the respective patents. The Company periodically evaluates the carrying amount of these assets based on current licensing and future commercialization efforts and if warranted, impairment would be recognized. Accumulated amortization of patent costs was $678,000 and $549,000 at December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION

Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are produced and shipped. Revenues earned under research contracts are recognized when the related contract provisions are met.

NOVAVAX, INC.  AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


NET LOSS PER SHARE

Basic earnings per share is computed by dividing the net loss available to common shareholders by the weighted average number of common share outstanding during the period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.

Potential common shares are not included in the computation of dilutive earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares as they are antidilutive.

INCOME TAXES

The Company's income taxes are determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

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

NOVAVAX, INC.  AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued two new standards, which became effective for reporting periods beginning after December 15, 1997. SFAS No. 130, Reporting Comprehensive Income, requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. There was no impact of this pronouncement on the Company's financial statements.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management makes internal operating decisions. The Company considers its operations to be in one business segment, biotechnology, therefore there was no impact of this pronouncement on the Company's financial statements..

The FASB has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 1999. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 by January 1, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that adoption of this statement will have a material effect on the earnings or financial position of the Company.

3. SUPPLEMENTAL CASH FLOW INFORMATION

                             (AMOUNTS IN THOUSANDS)
Cash paid for:
                         1998          1997        1996
                       -------       -------    ---------
 Taxes                 $    --       $    --    $     100
 Interest                    9            --           11


   For the years ended December 31, 1998, 1997 and 1996, the Company had the following non-cash financing and investing activities:


                                                                    (AMOUNTS IN THOUSANDS)
                                                                   1998       1997       1996
                                                                 --------  ---------  ---------
     Capital lease obligation for the purchase of furniture and   $   50    $    --    $    36
     equipment

NOVAVAX, INC.  AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is comprised of the following:

                                                        (AMOUNTS IN THOUSANDS)
                                                      1998               1997
                                                     ------             ------
 Machinery and equipment                           $    1,249          $   1,021
 Leasehold improvements                                   329                327
 Equipment under capital leases                            87                 36
 Furniture and fixtures                                    46                 44
                                                 -------------      -------------
                                                        1,711              1,428
 Less accumulated depreciation                          (691)              (539)
                                                 -------------      -------------
                                                   $    1,020          $     889
                                                 =============      =============


During 1996, the disposal of property and equipment having a net book value of $335,000 was recorded relating to the closing of one of the Novavax subsidiaries' laboratory. Depreciation expense of $152,000, $134,000, and $221,000 was recorded in the years ended December 31, 1998, 1997 and 1996, respectively.


5. STOCK OPTIONS AND WARRANTS

1995 STOCK OPTION PLAN

Under the Novavax 1995 Stock Option Plan (the "Plan"), options may be granted to officers, employees and consultants or advisors to Novavax and any present or future subsidiary to purchase a maximum of 4,400,000 shares of Novavax common stock. Incentive options, having a maximum term of ten years, can be granted at no less than 100% of the fair market value of Novavax's stock at the time of grant and are generally exercisable in cumulative increments over several years from the date of grant. Both incentive and non-statutory stock options may be granted under the Plan. There is no minimum exercise price for non-statutory stock options.

1995 DIRECTOR STOCK OPTION PLAN

The 1995 Director Stock Option Plan (the "Director Plan") provides for the issuance of up to 500,000 shares of Novavax Common Stock. 140,000, 110,000 and 80,000 options were granted under this plan in 1998, 1997 and 1996, respectively. The exercise price per share is the fair market value on the date of grant. Options granted to eligible directors are exercisable in full beginning six months after the date of grant and terminate ten years after the date of grant.

NOVAVAX, INC.  AND SUBSIDIARIES

5. STOCK OPTIONS AND WARRANTS, CONTINUED

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

   Activity under the 1995 Stock Option Plan and 1995 Director Stock Option Plan was:

                                                                             1995 STOCK           1995 DIRECTOR
                                                                             OPTION PLAN        STOCK OPTION PLAN
                                                                             -----------        -----------------
 BALANCE, JANUARY 1, 1996                                                        3,048,635               120,000
   Granted at weighted average price of $4.96 per share                            660,000                80,000
   Exercised at weighted average price of $1.61 per share                        (217,774)
   Expired or canceled weighted at average price of $3.84 per share               (18,000)
                                                                              -------------     -----------------
 BALANCE, DECEMBER 31, 1996                                                      3,472,861               200,000

   Granted at weighted average price of $4.18 per share                            300,000               110,000
   Exercised at weighted average price of $2.86 per share                        (190,693)
   Expired or canceled at weighted average price of $3.58 per share              (378,610)
                                                                              -------------     -----------------
 BALANCE, DECEMBER 31, 1997                                                      3,203,558               310,000

   Granted at weighted average price of $4.03 per share                            501,000               140,000
   Exercised at weighted average price of $2.06 per share                        (124,419)
   Expired or canceled at weighted average price of $3.74 per share              (465,892)              (10,000)
                                                                              -------------     -----------------
 BALANCE, DECEMBER 31, 1998                                                      3,114,247              440,000
                                                                              -------------     -----------------

 Price range                                                                 $0.01 to 7.00         $1.94 to 5.81
 Weighted average exercise price                                                  $   3.53             $    3.45
 Exercisable                                                                     2,443,680               440,000
 Available for grant:
    December 31, 1998                                                              702,867                60,000

NOVAVAX, INC.  AND SUBSIDIARIES

5. STOCK OPTIONS AND WARRANTS, CONTINUED


Information with respect to stock options outstanding at December 31, 1998 is as follows:



                                                                            WEIGHTED
                                                         NUMBER              AVERAGE              WEIGHTED
                                                           OF               REMAINING             AVERAGE
         PRICE RANGE                                     OPTIONS           CONTRACTUAL            EXERCISE
                                                       OUTSTANDING            LIFE                 PRICE
   -----------------------------------------        ------------------------------------------------------------
    Options issued at below market value:

                    $0.01                                    487,814           7.0                        $0.01
-----------------------------------------           -----------------   -------------------     ----------------
 Options issued at market value:
                $1.21 to 2.50                                112,811           9.1                        $1.84
                $2.51 to 3.50                              1,040,735           5.9                        $3.13
                $3.51 to 4.50                                972,922           5.9                        $4.00
                $4.51 to 7.00                                939,965           6.5                        $5.49
                                                    -----------------   -------------------     ----------------
                                                           3,554,247           6.3                        $3.52
                                                    =================   ===================     ================



In connection with its stock option plans, Novavax makes no charges to operations in connection with stock options granted at the fair market value at the date of grant. With respect to options which were granted below fair market value at the date of grant, the Company records compensation expense for the difference between the fair market value at the date of grant and the exercise price, as the options become exercisable. $9,000, $472,000 and $1,411,000 related to such options has been included as compensation expense in 1998, 1997 and 1996, respectively.

NOVAVAX, INC.  AND SUBSIDIARIES

5. STOCK OPTIONS AND WARRANTS, CONTINUED

The Company has adopted the disclosure-only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized on the Company's option plans. If the Company had elected to recognize the compensation cost for the 1995 Stock Option Plan and the 1995 Director Stock Option Plan consistent with SFAS 123, the Company's net loss and loss per share on a pro forma basis would be:

                                                 1998                   1997                      1996
                                          -----------------         ------------             -------------
 Net loss applicable to common
 stockholders (amounts in thousands):
   As reported                            $       (7,045)           $    (4,547)             $    (5,495)
   Pro forma                              $       (7,983)           $    (5,114)             $    (6,354)
 Basic and diluted loss per share
   As reported                            $         (.57)           $      (.39)             $      (.54)
   Pro forma                              $         (.64)           $      (.44)             $      (.63)
 Risk-free interest rates                            6.0%                5.2%-7.2%                  5.97%
 Expected life in years:
   Employees                                          6.0                    6.0                      6.0
   Directors                                          3.0                    3.0                      3.0
 Dividend yield                                      0.0%                   0.0%                     0.0%
 Volatility:
   Options issued by Novavax after
       November 28, 1995                             105%                    47%                      75%
   Options issued by Novavax prior to
      November 28, 1995                                --                     --                      50%
 Weighted average remaining
    Contractual life in years                         6.7                    6.9                      5.7
 Weighted average fair value at date of
    Grant                                 $          1.21           $       3.41             $       3.11

NON-EMPLOYEE OPTIONS

The Company has entered into agreements to receive advisory and consulting services from several individuals, four of whom serve on the Novavax Scientific Advisory Board. Non-qualified stock options have been granted to these individuals under the 1995 Stock Option Plan. Using the Black-Scholes option-pricing model, charges of $2,000, $40,000 and $30,000 related to these options have been recorded in the Consolidated Statements of Operations during 1998, 1997 and 1996, respectively.

NOVAVAX, INC.  AND SUBSIDIARIES

5. STOCK OPTIONS AND WARRANTS, CONTINUED

COMMON STOCK WARRANTS

In connection with the October 1996 private stock sale, the Company provided the underwriter warrants for the purchase of 50,000 shares of common stock, par value $.01 per share. The warrants are fully exercisable at $3.75 per share and expire on October 30, 2001. In November 1996, in consideration for services performed by a consultant, the Company also issued warrants for 50,000 shares of common stock, par value $.01 per share. The warrants are exercisable at $5.00 per share, and are fully vested at December 31, 1998. These warrants expire in November 2001. In March 1997, Novavax privately placed 1,200,000 shares of common stock. As part of the transaction, Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. The warrants have a
three-year term and expire in March 2000.   As of December 31, 1998, no
warrants had been exercised. Using the Black-Scholes option-pricing model, charges related to these warrants of $66,000 in 1997 and 1996 are included in the Statement of Operations.


6. INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheets consist of the following:

                                                             (AMOUNTS IN THOUSANDS)

                                                         1998                  1997
                                                    --------------      -------------
 Net operating losses                                 $     6,880         $    4,888
 Research tax credits                                         826                821
 Disqualifying stock options                                  719                717
 Alt-min tax credit                                            94                 94
 Equipment and furniture                                       30                 18
 Deferred patent costs                                      (614)              (608)
 Accrued vacation pay                                           6                 --
 Other                                                         --                (1)
                                                    --------------      -------------
                                                            7,941              5,929
 Less valuation allowance                                 (7,941)            (5,929)
                                                    --------------      -------------
 Deferred taxes, net                                 $       --           $      --
                                                    ==============      =============


Realization of net deferred tax assets at the balance sheet dates is dependent on the Company's ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 1998 and 1997.

NOVAVAX, INC.  AND SUBSIDIARIES

6. INCOME TAXES, CONTINUED

Novavax has recorded no net provision for income taxes in 1998 and 1997 and $98,000 in 1996 in the accompanying financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

 Federal net operating losses and tax credits available to Novavax are as follows:


                                                                             (AMOUNTS IN THOUSANDS)
 Federal net operating losses expiring through the year 2018                      $   17,246
 State net operating losses expiring through the year 2013                            21,991
 Research tax credits expiring through the year 2018                                     827
 Alternative-minimum tax credit (no expiration)                                           94


7. COMMITMENTS AND CONTINGENCIES

Novavax leases laboratory and office space, machinery and equipment under capital and non-cancelable operating lease agreements expiring at various dates through 2006. Future minimum rental commitments under noncancelable leases as of December 31, 1998 are as follows:

                                                                  (AMOUNTS IN THOUSANDS)
                                                           OPERATING                   CAPITAL
                        YEAR                                LEASES                     LEASES
                        ----                              ------------                ----------
                        1999                                   $  177                   $    39
                        2000                                      157                        --
                        2001                                      146                        --
                        2002                                      149                        --
                        2003                                      153                        --
                  Thereafter                                      483                        --
                                                          ------------                ----------
Total lease payments                                           $1,265                        39
                                                          ============
Less: amount representing interest                                                            3
                                                                                      ==========
Present value of net minimum lease payments                                             $    36
                                                                                      ==========

Aggregate rental expenses approximated $219,000, $279,000 and $183,000 in 1998, 1997 and 1996, respectively.

NOVAVAX, INC.  AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES , CONTINUED

In October 1996, the Company entered into a 10-year operating lease for office and laboratory facilities. In connection with this lease agreement, Novavax is required to maintain a "Net Asset Value" of $2,000,000. The term "Net Asset Value" is defined as the difference between the total assets and the total liabilities. If the Net Asset Value falls below $2,000,000, the Company is required to provide other reasonable financial assurances to the landlord within five days of the landlord's request. The financial assurances may be, but without limitation to, the following: a bond for the landlord's benefit, an increase in the deposit, or a letter of credit, as reasonably believed necessary by the landlord or its lenders.

Also in October 1996, the Company entered into a 2-year operating lease for approximately 2,363 square feet of laboratory space. This shared space houses the Company's certified animal facility and laboratories for its biologics development, which includes the vaccine adjuvant program. Both leases include various renewal options, purchase options and escalation clauses. In October 1998, the Company exercised its option to extend the lease for one year.

8. SIGNIFICANT CUSTOMERS

Novavax's revenue includes amounts earned from arrangements with various industry partners. In the year ended December 31, 1998, three different customers each represented in excess of 10% of revenues. These three customers accounted for 56%, 25% and 11% of the Company's total revenue for 1998, compared to 46%, 1% and 43% for the same respective customers for 1997. Revenue for 1996 was not material.

9. EMPLOYEE BENEFITS

The Company has a defined contribution 401(k) retirement plan (the "Plan"), pursuant to which employees who have completed ninety days of employment with the Company as of specified dates may elect to contribute to the Plan, in whole percentages, up to 15% of their compensation and a maximum contribution of $10,000 and $9,500, in 1998 and 1997, respectively. The Company matches 25% of the first 5% of compensation contributed by the participant and $4.00 per week of employment during the year. All contributions by the Company are made quarterly in the form of the Company's Common Stock and are immediately vested. The Company has recorded charges to expenses related to the Plan of approximately $23,000 and $16,000 in 1998 and 1997, respectively.

NOVAVAX, INC.  AND SUBSIDIARIES

10.  FINANCING TRANSACTIONS

In October 1996, the Company received $1,656,000, net of fees and expenses, from the private placement of 505,000 share of its Common Stock with accredited institutional investors.

In March 1997, the Company received $5,003,000, net of fees and expenses, from the private placement of 1,200,000 shares of its Common Stock with an accredited institutional investor, a principal of which has subsequently become a director of Novavax. In connection with this transaction, Novavax granted warrants to purchase an additional 600,000 shares of the Company's Common Stock at $6.00 per share and 600,000 shares at $8.00 per share. These warrants have a three-year term, expiring in March 2000.

In January, 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 shares of mandatorily redeemable Series A Custom Convertible Preferred Stock, $1,000 par value per share (the "Preferred Stock"). The closing occurred on January 28, 1998 (the "Issuance Date") at an aggregate purchase price of $6,500,000.

The Preferred Stock was convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date, 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American Stock Exchange for the 25 trading days immediately preceding the conversion date (the "Two Day Average Trading Price") or (ii) during the period on and after the date which is 91 days after the Issuance Date, 94% of the Two Day Average Trading Price.

Prior to the subsequent repurchase of all the outstanding Preferred Stock, $1,522,000 of the original shares had been converted into 1,043,956 shares of Common Stock, pursuant to the terms and conditions of the Preferred Stock. On October 1, 1998, the Company entered into agreements to repurchase the remaining Preferred Stock. This transaction closed on October 16, 1998 and the Company repurchased the outstanding $4,979,000 of Preferred Stock. The Company incurred placement agent and other transaction fees relating to the placement, conversion and repurchase of the Preferred Stock of $502,000, which are included in the accompanying financial statements as preferred stock offering costs. The terms of the Preferred Stock required the Company to pay the holders of the Preferred Stock $225,000 in dividends. This amount was paid in cash of $179,000 and through the issuance of 32,942 shares of common stock valued at $46,000. The preferred stock transactions were:

    Private sale of preferred stock, net           $ 4,415
    Deemed dividend  of preferred stock              1,583
    Conversion of preferred stock                   (1,439)
    Accretion of offering costs                        420
    Repurchase of preferred stock                   (4,979)
                                                   -------
                                                        --
                                                   -------

NOVAVAX, INC. AND SUBSIDIARIES

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The consolidated results of operations included in the Company's 1998 Form 10-Qs for the periods ended March 31, June 30 and September 30 have been restated to account for, in accordance with Topic D-60, the beneficial conversion feature relating to the Preferred Stock issued in January 1998. In Topic D-60 the SEC staff addressed the issuance of convertible preferred stock with a non-detachable conversion feature that is "in the money" at the date of issue (a "beneficial conversion feature"). Topic D-60 requires the beneficial conversion feature be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. For convertible preferred securities, the SEC staff believes that any discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize the return of the beneficial conversion. The original amount of $455,000 allocable to the beneficial conversion feature was recorded as a charge to accumulated deficit by the Company in its March 31, 1998 Form 10-Q was an error. The correct amount is $1.58 million, which has been recorded to additional paid-in capital and recognized as a charge to accumulated deficit. The original amount attributable to the beneficial conversion was recognized as a return to the preferred stockholders in the first quarter of 1998. The restated amount has been recognized over 180 days, the minimum period in which the preferred stockholders can realize the maximum beneficial conversion. In addition, with respect to the preferred stock the Company did not properly accrue the related dividends or accrete the offering costs in the appropriate quarters during 1998. The restated amounts recognize the dividends as earned and offering cost have been accreted

Quarterly results of operations (unaudited) for the years ended December 31, 1998 and 1997 are as follows (in thousands, except per share information):

                                                    AS PREVIOUSLY REPORTED
                                                                    SECOND                         FOURTH
1998                                             FIRST QUARTER      QUARTER      THIRD QUARTER     QUARTER
Revenues                                              $    205       $    120          $    199        $    157
Loss from operations                                  $  (927)       $(1,278)          $(1,286)        $(1,661)
Net Loss                                              $  (834)       $(1,159)          $(1,181)        $(1,690)
Deemed dividend on preferred stock                    $  (455)       $      -          $      -        $      -
Dividend on preferred stock                           $      -       $      -          $      -        $   (11)
Accretion of preferred stock offering costs           $      -       $      -          $      -        $  (260)
Loss applicable to common stockholders               $ (1,289)      $( 1,159)          $(1,181)        $(1,961)
Basic and diluted loss per share                      $  (.11)       $  (.10)          $  (.10)        $  (.15)

NOVAVAX, INC. AND SUBSIDIARIES

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                            AS RESTATED
                                                                     SECOND                           FOURTH
1998                                               FIRST QUARTER     QUARTER        THIRD QUARTER     QUARTER
Revenues                                                $    205        $    120        $    199         $    157
Loss from operations                                    $  (927)        $(1,278)        $(1,286)         $(1,661)
Net Loss                                                $  (834)        $(1,149)        $(1,144)         $(1,690)
Deemed dividend on preferred stock                      $  (479)        $(1,104)        $      -         $      -
Dividend on preferred stock                             $   (55)        $   (81)        $   (78)         $   (11)
Accretion of preferred stock offering costs             $   (41)        $   (61)        $   (58)         $  (260)
Loss applicable to common stockholders                  $(1,409)        $(2,395)        $(1,280)         $(1,961)
Basic and diluted loss per share                        $  (.12)        $  (.20)        $  (.10)         $  (.15)


                                                                    AS PREVIOUSLY REPORTED
                                                                     SECOND                           FOURTH
1997                                               FIRST QUARTER     QUARTER        THIRD QUARTER     QUARTER
Revenues                                                $      -        $    150        $     80         $    290
Loss from operations                                    $(1,244)        $(1,213)        $(1,205)         $(1,129)
Net loss                                                $(1,210)        $(1,134)        $(1,139)         $(1,064)
Basic and diluted net loss per share                    $  (.11)        $  (.10)        $  (.10)         $  (.08)

The effect of the restatement noted above on the Company's previously reported quarterly results of operations for the year ended December 31, 1998 is as follows (in thousands except per share information):

                                                      INCREASE (DECREASE)
                                                                    SECOND                            FOURTH
1998                                             FIRST QUARTER      QUARTER         THIRD QUARTER     QUARTER
Revenues                                                 $    -         $     -             $    -        $    -
Loss from operations                                     $    -         $     -             $    -        $    -
Net loss                                                 $    -         $  (10)             $ (37)        $    -
Deemed dividend on preferred stock                       $   24         $ 1,104             $    -        $    -
Dividend on preferred stock                              $   55         $    81             $   78        $    -
Accretion of preferred stock offering costs              $   41         $    61             $   58        $    -
Loss applicable to common stockholders                   $  120         $ 1,236             $   99        $    -
Basic and diluted loss per share                         $  .01         $   .10             $    -        $    -

                                  EXHIBIT INDEX

 Exhibit

 3.1        *
 3.2        *
 3.3        *
 4          *
 10.1       *
 10.2       *
 10.3
 10.4       *
 10.5       *
 10.6       *
 10.7       *
 10.8       *
 10.9       *
 10.10      *
 10.11
 10.12
 10.13
 10.14
 10.15
 10.16
 21         *
 23
 27

* These exhibits are incorporated by reference