Form 10-Q
period 1999-03-31
NOVAVAX INC
filed 1999-05-14
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended      Commission File No.
                          MARCH 31, 1999         0-26770
                          --------------         -------

                                  NOVAVAX, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                         22-2816046
                     --------                         ----------
             (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification No.)

             8320 GUILFORD ROAD, COLUMBIA, MD             21046
             --------------------------------             -----
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

                    Common Shares Outstanding at May 7, 1999

                                   14,967,152

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
(UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31,
                                                              1999                1998
                                                       -----------------     -----------------
                                                                                (AS RESTATED,
                                                                                 SEE NOTE 4)
Revenues                                                      $      76            $      205
                                                       -----------------     -----------------
Operating expenses:
  General and administrative                                        468                   537
  Research and development                                          497                   595
                                                       -----------------     -----------------

Total operating expenses                                            965                 1,132
                                                       -----------------     -----------------

Loss from operations                                              (889)                 (927)
Interest income, net                                                  8                    93
                                                       -----------------     -----------------

Loss before income taxes                                          (881)                 (834)
Provision for income taxes                                           --                    --
                                                       -----------------     -----------------

Net loss                                                          (881)                 (834)
Dividend on preferred stock                                          --                  (55)
Deemed dividend on preferred stock                                   --                 (479)
Accretion of offering cost                                           --                  (41)
                                                       -----------------     -----------------

Loss applicable to common stockholders                        $   (881)            $  (1,409)
                                                       =================     =================
Per share information: (basic and diluted)

Loss applicable to common stockholders                        $  (0.07)            $   (0.12)
                                                       =================     =================

Weighted average number of common
        shares outstanding (basic and diluted)               13,253,118            12,036,552
                                                       =================     =================

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
(UNAUDITED)


                                                                              MARCH 31,             DECEMBER 31,
                                                                                1999                   1998
                                                                          ------------------     ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $     324             $    1,031
  Accounts receivable                                                                    15                    138
  Prepaid expenses and other current assets                                              28                     38
                                                                          ------------------     ------------------
      Total current assets                                                              367                  1,207

Property and equipment, net                                                           1,004                  1,020
Patent costs, net                                                                     1,591                  1,590
Other assets                                                                             15                      2
                                                                          ------------------     ------------------

Total assets                                                                      $   2,977             $    3,819
                                                                          ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations, current maturities                                   $      26             $       36
  Accounts payable                                                                      833                    793
  Accrued payroll                                                                        35                     29
                                                                          ------------------     ------------------
      Total current liabilities                                                         894                    858
                                                                          ------------------     ------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    no shares issued and outstanding                                                     --                     --
  Common stock, $.01 par value, 30,000,000 shares authorized;
    13,253,118 issued and outstanding at December 31, 1998
    and  March 31, 1999                                                                 133                    133
  Additional paid-in capital                                                         41,231                 41,231
  Accumulated deficit                                                              (39,269)               (38,388)
  Deferred compensation on stock options granted                                       (12)                   (15)
                                                                          ------------------     ------------------
Total stockholders' equity                                                            2,083                  2,961
                                                                          ------------------     ------------------

Total liabilities and stockholders' equity                                        $   2,977             $    3,819
                                                                          ==================     ==================


The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            1999              1998
                                                                       ---------------    -------------
                                                                                            (RESTATED)
Cash flows from operating activities:
  Net loss                                                                    $(881)             $(834)
  Reconciliation of net loss to net cash used by
     operating activities:
     Non-cash compensation expense                                                 3                  3
     Depreciation and amortization                                                70                 67
     Changes in operating assets and liabilities:
       Accounts receivable                                                       123                 40
       Prepaid expenses and other assets                                         (3)                 99
       Accounts payable and accrued expenses                                      46               (37)
                                                                       --------------     --------------
Net cash used by operating activities                                          (642)              (662)
                                                                       --------------     --------------

Cash flows from investing activities:
  Capital expenditures                                                          (21)               (84)
  Deferred patent costs                                                         (34)               (27)
                                                                       --------------     --------------
Net cash used by investing activities                                           (55)              (111)
                                                                       --------------     --------------

Cash flows from financing activities:
  Payment of capital lease obligations                                          (10)                (6)
  Issuance of preferred stock                                                     --              6,500
  Offering costs of preferred stock                                               --              (502)
  Proceeds from the exercise of stock options                                     --                122
                                                                       --------------     --------------
Net cash (used by) provided from financing activities                           (10)              6,114
                                                                       --------------     --------------

Net change in cash and cash equivalents                                        (707)              5,341
Cash and cash equivalents at beginning of period                               1,031              3,847
                                                                       --------------     --------------

Cash and cash equivalents at end of period                              $        324       $      9,188
                                                                       ==============     ==============


The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.  AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Novavax and its wholly owned subsidiaries Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements have been prepared by Novavax, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. FINANCING REQUIREMENTS

Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures. As of May 5, 1999, Novavax estimates that the money received from the most recent sale of common stock, (see Note 3), and its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for the next 11 to 12 months.

NOVAVAX, INC.  AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. FINANCING TRANSACTION

In April 1999, the Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of its Common Stock to accredited investors (the "Private Placement"). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Gross proceeds from the Private Placement were $4,128,000. Placement agent fees were paid with cash of $107,000 and 42,933 shares of the Company's Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company's Common Stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company's Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agent. Other costs connected with the Private Placement, including legal, stock exchange listing and registration fees, were approximately $50,000. Net proceeds to the Company from the Private Placement were approximately $4,000,000.

4.     QUARTERLY RESULTS OF OPERATIONS

The consolidated results of operations included in the Company's 1998 Form 10-Qs for the periods ended March 31, June 30 and September 30 have been restated to account for, in accordance with Topic D-60, the beneficial conversion feature relating to the Preferred Stock issued in January 1998. In Topic D-60 the SEC staff addressed the issuance of convertible preferred stock with a non-detachable conversion feature that is "in the money" at the date of issue (a "beneficial conversion feature"). Topic D-60 requires the beneficial conversion feature be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. For convertible preferred securities, the SEC staff believes that any discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize the return of the beneficial conversion. The original amount of $455,000 allocable to the beneficial conversion feature was recorded as a charge to accumulated deficit by the Company in its March 31, 1998 Form 10-Q was in error. The correct amount is $1.58 million, which has been recorded to additional paid-in capital and recognized as a charge to accumulated deficit. The original amount attributable to the beneficial conversion was recognized as a return to the preferred stockholders in the first quarter of 1998. The restated amount has been recognized over 180 days, the minimum period in which the preferred stockholders can realize the maximum beneficial conversion. In addition, with respect to the preferred stock the Company did not properly accrue the related dividends or accrete the offering costs in the appropriate quarters during 1998. The restated amounts recognize the dividends as earned and offering cost have been accreted.

NOVAVAX, INC.  AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. QUARTERLY RESULTS OF OPERATIONS, CONTINUED

Quarterly results of operations (unaudited) for the year ended December 31, 1998 are as follows (in thousands, except per share information):

                                         AS PREVIOUSLY REPORTED


1998                                      FIRST             SECOND            THIRD         FOURTH
                                         QUARTER            QUARTER          QUARTER        QUARTER
Revenues                                $     205         $    120          $    199        $    157
Loss from operations                    $   (927)         $(1,278)          $(1,286)        $(1,661)
Net Loss                                $   (834)         $(1,159)          $(1,181)        $(1,690)
Deemed dividend on preferred
stock                                   $   (455)         $      -          $      -        $      -
Dividend on preferred stock             $       -         $      -          $      -        $   (11)
Accretion of preferred stock
offering costs                          $       -         $      -          $      -        $  (260)
Loss applicable to common
stockholders                           $  (1,289)        $( 1,159)          $(1,181)       $ (1,961)
Basic and diluted loss per
share                                   $  (.11)          $  (.10)          $  (.10)        $  (.15)

                                                 AS RESTATED


1998                                       FIRST            SECOND            THIRD          FOURTH
                                          QUARTER           QUARTER          QUARTER         QUARTER
Revenues                                 $    205          $    120         $    199        $    157
Loss from operations                     $  (927)          $(1,278)         $(1,286)        $(1,661)
Net Loss                                 $  (834)          $(1,149)         $(1,144)        $(1,690)
Deemed dividend on preferred
stock                                    $  (479)          $(1,104)         $      -        $      -
Dividend on preferred stock              $   (55)          $  ( 81)         $   (78)        $   (11)
Accretion of preferred stock
offering costs                           $   (41)          $   (61)         $   (58)        $  (260)
Loss applicable to common
stockholders                             $(1,409)          $(2,395)         $(1,280)       $ (1,961)
Basic and diluted loss per
share                                    $  (.12)          $  (.20)         $  (.10)       $   (.15)

NOVAVAX, INC.  AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. QUARTERLY RESULTS OF OPERATIONS, CONTINUED

The effect of the restatement noted above on the Company's previously reported quarterly results of operations for the year ended December 31, 1998 is as follows (in thousands except per share information):



                                            INCREASE (DECREASE)


1998                                   FIRST            SECOND           THIRD          FOURTH
                                      QUARTER           QUARTER         QUARTER         QUARTER
Revenues                             $      -          $     -        $     -           $    -
Loss from operations                 $      -          $     -        $     -           $    -
Net loss                             $      -          $  (10)        $  (37)           $    -
Deemed dividend on preferred
stock                                $   (24)          $ 1,104        $     -           $    -
Dividend on preferred stock          $     55          $    81        $    78           $    -
Accretion of preferred stock
offering costs                       $     41          $    61        $    58           $    -
Loss applicable to common
stockholders                         $    120          $ 1,236        $    99           $    -
Basic and diluted loss per
share                                $    .01          $   .10        $     -           $    -

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Such factors include, among other things, the following: general economic and business conditions; competition; unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; statements regarding establishment of commercial-scale manufacturing capabilities; statements regarding future collaboration with industry partners; results of pre-clinical studies; research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein.

All forward-looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Accordingly, past results and trends should not be used to anticipate future results or trends.

The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to increase in the near-term as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company's products, or until such time as revenues, to offset the costs, are sufficient to fund its operations.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO 1998

The net loss was $881,000, compared to $834,000 for 1998. In 1998, charges for a deemed dividend, dividend and offering costs totaling $575,000, related to a mandatorily-convertible preferred stock, resulted in a loss applicable to common stockholders for the three months ended March 31, 1998 of $1,409,000. There were no similar charges for the three months ended March 31, 1999.

Revenues of $76,000 were recognized during the three months ended March 31, 1999, compared to $205,000 for the same period in the prior year. Quarterly fluctuations in revenues result from numerous factors including the timing of contracts with industry partners and completion of research and products due under these contracts.

General and administrative expenses were $468,000 for the three months ended March 31, 1999, compared to $537,000 incurred for the same period in 1998. The $69,000 or 13% decrease in these expenses relate to reduced salaries expense due to a reduction in the number of employees and investor relation costs. The Company expects to increase the number of administrative employees during the remainder of 1999.

Research and development expenses were $497,000 and $595,000 for the three months ended March 31, 1999 and 1998, respectively. This $98,000 or 16% reduction in these expenses relates principally to manufacturing costs incurred during the first three months of 1998 for products used in the Company's clinical trials. Similar costs were not incurred during the same period of 1999, however the Company anticipates that costs to manufacture materials for its clinical trials will be incurred during the remainder of 1999.

Net interest income was $8,000 and $93,000 for the three months ended March 31, 1999 and 1998, respectively. The reduction in the interest income relates to lower average cash balances during the first quarter of 1999 compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development and commercialization activities and arrangements. The Company has three products in clinical trials. Future activities including clinical development and the establishment of commercial-scale manufacturing capabilities are subject to the Company's ability to raise funds through equity financing, or collaborative arrangements with industry partners.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In April 1999, the Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of its Common Stock to accredited investors (the "Private Placement"). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Gross proceeds from the Private Placement were $4,128,000. Placement agent fees were paid with cash of $107,000 and 42,933 shares of the Company's Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company's Common Stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company's Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agent. Other costs connected with the Private Placement, including legal, stock exchange listing and registration fees, were approximately $50,000. Net proceeds to the Company from the Private Placement were approximately $4,000,000.

The Company used $642,000 during the three month period ended March 31, 1999 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, pre-clinical and clinical testing. These amounts were funded by cash balances available to the Company.

Cash and cash equivalents on March 31, 1999 totaled $324,000. As a result of the aforementioned Private Placement, on May 5, 1999, Novavax had cash and cash equivalent balances of $3,500,000. Novavax estimates that based on historical levels of spending and revenues, existing cash resources will be sufficient to finance its operations for approximately 12 to 13 months from March 31, 1999. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development especially related to outside testing and human clinical trials are discretionary and, accordingly, can be adjusted to available cash. As the Company continues to progress in its clinical development activities and commercial scale-up of product manufacturing, it anticipates increases in spending associated with these activities. Moreover, the Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax's technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR 2000

The Company is evaluating and working to resolve the potential impact of the Year 2000 on the Company's computerized information systems ability to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000, could result in errors or system failures. The Company primarily uses personal computers for administrative and accounting systems. In addition, the Company has certain laboratory equipment with microprocessors.

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

Item 6 - Exhibits and Reports on Form 8-K

       (a)    Exhibits:
              Exhibit 27 - Financial Data Schedule

       (b)    Reports on Form 8-K
              None

                         NOVAVAX, INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                          NOVAVAX, INC.
                                          (Registrant)

Date:  May 14, 1999                       By:  /s/  Donald J. MacPhee
                                          ---------------------------
                                          Donald J. MacPhee
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                                  Officer)