Form 10-Q
period 1999-06-30
NOVAVAX INC
filed 1999-08-16
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended            Commission File No.
                   JUNE 30, 1999                     0-26770
                   -------------                     -------

                                 NOVAVAX, INC.
                                 -------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                22-2816046
                --------                                ----------
            (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)             Identification No.)

            8320 GUILFORD ROAD, COLUMBIA, MD                    21046
            --------------------------------                    -----
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

                               Yes   X        No
                                    ---
The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Shares Outstanding at August 6, 1999

                                   14,978,889

                                 NOVAVAX, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

PART I. FINANCIAL INFORMATION                                                           PAGE NO.
Item 1.           Financial Statements

                  Statements of Operations for the three-month and six-month periods ended June 30, 1999 and 1998.........................................3

                  Balance Sheets as of June 30, 1999 and December 31, 1998.....................4

                  Statements of Cash Flows for the six-month periods
                  ended June 30, 1999 and 1998.................................................5

                  Notes to Financial Statements................................................6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................................10

PART II. OTHER INFORMATION

Item 4            Submission of Matters to a Vote of Security Holders.........................15

Item 6.           Exhibits and Reports on Form 8-K............................................15

Signatures....................................................................................16

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                                1999             1998*              1999             1998*
                                                                ----             -----              ----             -----

Revenues                                               $         252    $          120    $          328     $         325
                                                       --------------   ---------------   ---------------    --------------
Operating expenses:
  General and administrative                                     531               725               999             1,262
  Research and development                                       627               673             1,124             1,268
                                                       --------------   ---------------   ---------------    --------------
Total operating expenses                                       1,158             1,398             2,123             2,530
                                                       --------------   ---------------   ---------------    --------------
Loss from operations                                           (906)           (1,278)           (1,795)           (2,205)
Interest income, net                                              22               129                30               222
                                                       --------------   ---------------   ---------------    --------------
Net loss                                                       (884)           (1,149)           (1,765)           (1,983)
Dividend on preferred stock                                        -              (81)                 -             (136)
Deemed dividend on preferred stock                                 -           (1,104)                 -           (1,583)
Accretion of offering cost                                         -              (61)                 -             (102)
                                                       --------------   ---------------   ---------------    --------------


Loss applicable to common stockholders                 $       (884)    $      (2,395)    $      (1,765)     $     (3,804)
                                                       ==============   ===============   ===============    ==============

Per share information (basic and diluted):

Loss applicable to common stockholders                 $       (.06)    $        (.20)    $        (.13)     $       (.33)
                                                       ==============   ===============   ===============    ==============
Weighted average number of common
        shares outstanding (basic and diluted)            14,747,719        11,891,507        14,000,418        11,389,929
                                                       ==============   ===============   ===============    ==============

*As restated, see Note 4

The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                    JUNE 30,               DECEMBER 31,
                                                                                      1999                    1998
                                                                              --------------------    ---------------------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $     2,776              $     1,031
  Accounts receivable                                                                         157                      138
  Prepaid expenses and other current assets                                                    28                       38
                                                                              --------------------    ---------------------
      Total current assets                                                                  2,961                    1,207

Property and equipment, net                                                                   967                    1,020
Patent costs, net                                                                           1,597                    1,590
Other assets                                                                                   15                        2
                                                                              --------------------    ---------------------

Total assets                                                                          $     5,540              $     3,819
                                                                              ====================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations, current maturities                                       $        18              $        36
  Accounts payable                                                                            249                      793
  Accrued payroll                                                                              32                       29
                                                                              --------------------    ---------------------
      Total current liabilities                                                               299                      858
                                                                              --------------------    ---------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    no shares issued and outstanding                                                            -                        -
  Common stock, $.01 par value, 30,000,000 shares authorized;
    14,978,889 and 13,253,118 issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively                                         150                      133
  Additional paid-in capital                                                               45,253                   41,231
  Accumulated deficit                                                                    (40,152)                 (38,388)
  Deferred compensation on stock options granted                                             (10)                     (15)
                                                                              --------------------    ---------------------
Total stockholders' equity                                                                  5,241                    2,961
                                                                              --------------------    ---------------------
Total liabilities and stockholders' equity                                             $    5,540               $    3,819
                                                                              ====================    =====================

The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                               1999          1998*
                                                                          --------------  ----------
Cash flows from operating activities:
  Net loss                                                                $   (1,765)      $ (1,983)
  Reconciliation of net loss to net cash used by
     operating activities:
     Non-cash compensation expense                                                  5              5
     Depreciation and amortization                                                139            132
     Issuance of stock to 401(k) plan                                               -             10
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (19)            180
       Prepaid expenses and other assets                                          (3)            139
       Accounts payable and accrued expenses                                    (541)           (45)
                                                                          ------------    -----------
Net cash used by operating activities                                         (2,184)        (1,562)
                                                                          ------------    -----------

Cash flows from investing activities:
  Capital expenditures                                                           (21)          (123)
  Deferred patent costs                                                          (71)           (63)
                                                                          ------------    -----------
Net cash used by investing activities                                            (92)          (186)
                                                                          ------------    -----------

Cash flows from financing activities:
  Payment of capital lease obligations                                           (18)           (15)
  Issuance of common stock                                                      4,128              -
  Issuance of preferred stock                                                       -          6,500
  Offering costs                                                                (174)          (502)
  Proceeds from the exercise of stock options                                      85            271
                                                                          ------------    -----------
Net cash provided by financing activities                                       4,021          6,245
                                                                          ------------    -----------

Net change in cash and cash equivalents                                         1,745          4,497
Cash and cash equivalents at beginning of period                                1,031          3,847
                                                                          ------------    -----------

Cash and cash equivalents at end of period                                $     2,776      $   8,344
                                                                          ============    ===========

*As restated, see Note 4

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

2. FINANCING REQUIREMENTS

Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures. Currently, Novavax estimates that its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for the next 6 to 7 months.

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. FINANCING TRANSACTION

In April 1999, the Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of its Common Stock to accredited investors (the "Private Placement"). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Gross proceeds from the Private Placement were $4,128,000. Placement agent fees were paid with cash of $107,000 and 42,933 shares of the Company's Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company's Common Stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company's Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agent. The fair market value of these warrants was approximately $211,000. Other costs connected with the Private Placement, including legal, accounting, stock exchange listing and registration fees, were approximately $67,000. Net proceeds to the Company from the Private Placement were approximately $4,000,000.

4.    QUARTERLY RESULTS OF OPERATIONS

The consolidated results of operations included in the Company's 1998 Form 10-Qs for the periods ended March 31, June 30 and September 30, 1998, were restated at December 31, 1998, to account for, in accordance with Topic D-60, the beneficial conversion feature relating to the Preferred Stock issued in January 1998. In Topic D-60 the SEC staff addressed the issuance of convertible preferred stock with a non-detachable conversion feature that is "in the money" at the date of issue (a "beneficial conversion feature"). Topic D-60 requires the beneficial conversion feature be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. For convertible preferred securities, the SEC staff believes that any discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize the return of the beneficial conversion. The original amount of $455,000 allocable to the beneficial conversion feature recorded as a charge to accumulated deficit by the Company in its June 30, 1998 Form 10-Q was in error. The correct amount is $1.58 million, which has been recorded to additional paid-in capital and recognized as a charge to accumulated deficit. The original amount attributable to the beneficial conversion was recognized as a return to the preferred stockholders in the first quarter of 1998. The restated amount has been recognized over 180 days, the minimum period in which the preferred stockholders can realize the maximum beneficial conversion. In addition, with respect to the preferred stock the Company did not properly accrue the related dividends or accrete the offering costs in the appropriate quarters during 1998. The restated amounts recognize the dividends as earned and offering cost have been accreted.

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. QUARTERLY RESULTS OF OPERATIONS, CONTINUED

Results of operations, as previously reported and as restated, for the three and six month periods ended June 30, 1998, with the respective effect of the restatements, are as follows (in thousands, except per share information):

THREE MONTHS ENDED                           AS PREVIOUSLY            AS                INCREASE
JUNE 30, 1998                                  REPORTED            RESTATED            (DECREASE)

Revenues                                     $      120          $       120            $      -
Loss from operations                            (1,278)              (1,278)                   -
Net loss                                        (1,159)              (1,149)                (10)
Deemed dividend on preferred
    stock                                             -              (1,104)               1,104
Dividend on preferred stock                           -                 (81)                  81
Accretion of preferred stock
    offering costs                                    -                 (61)                  61
Loss applicable to common
    stockholders                             $  (1,159)          $  ( 2,395)            $  1,236
Basic and diluted loss per
    share                                    $    (.10)          $     (.20)            $    .10

SIX MONTHS ENDED                             AS PREVIOUSLY            AS                INCREASE
JUNE 30, 1998                                  REPORTED            RESTATED            (DECREASE)

Revenues                                     $      325          $       325            $      -
Loss from operations                            (2,205)              (2,205)                   -
Net loss                                        (1,993)              (1,983)                (10)
Deemed dividend on preferred
   stock                                          (455)              (1,583)               1,128
Dividend on preferred stock                           -               ( 136)                 136
Accretion of preferred stock
   offering costs                                     -                (102)                 102
Loss applicable to common
   stockholders                              $  (2,448)          $   (3,804)            $  1,356
Basic and diluted loss per
    share                                    $    (.21)          $     (.32)            $    .11

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.    ACQUISITION OF BIOMEDICAL SERVICES LABORATORIES

On August 10, 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory ("BSL") division of DynCorp of Reston, Virginia for $592,000 in cash. In addition, DynCorp entered into a five-year non-competition agreement, for which Novavax will make four quarterly payments of $37,000 each, commencing on November 10, 1999. The research and development activities of BSL are conducted in a leased 12,000 square foot facility located in Rockville, Maryland. The acquisition will be accounted for under the purchase method of accounting for business combinations.

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

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

The net loss was $884,000, compared to $1,149,000 for 1998. In 1998, charges for a dividend, a deemed dividend and offering costs totaling $1,246,000, related to the mandatorily-convertible preferred stock, resulted in a loss applicable to common stockholders for the three months ended June 30, 1998 of $2,395,000. There were no similar charges for the three months ended June 30, 1999.

Revenues of $252,000 were recognized during the three months ended June 30, 1999, compared to $120,000 for the same period in the prior year. Revenues include an initial payment made under a vaccine adjuvant license agreement with Cantab Pharmaceuticals and payments made under ongoing research contracts, principally with the University of Michigan for microbicides. Quarterly fluctuations in revenues result from numerous factors including the timing of contracts with industry partners and completion of research and products due under these contracts.

General and administrative expenses were $531,000 for the three months ended June 30, 1999, compared to $725,000 incurred for the same period in 1998. The $194,000 or 27% decrease in these expenses related to reduced salaries expense due to a reduction in the number of employees and investor relation costs. The Company expects to increase the number of administrative employees during the remainder of 1999.

Research and development expenses were $627,000 and $673,000 for the three months ended June 30, 1999 and 1998, respectively. This $46,000 or 7% reduction in these expenses relates principally to manufacturing costs incurred during the second quarter of 1998 for products used in the Company's clinical trials. Similar costs were not incurred during the same period of 1999, however, the Company anticipates that costs to manufacture materials for and to conduct its planned Phase III clinical trial for Estrasorb will be incurred during the remainder of 1999.

Net interest income was $22,000 and $129,000 for the three months ended June 30, 1999 and 1998, respectively. The reduction in the interest income relates to lower average cash balances during the second quarter of 1999 compared to the same period in the prior year.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

The net loss was $1,765,000, compared to $1,983,000 for 1998. In 1998, charges for a dividend, a deemed dividend and offering costs totaling $1,821,000, related to the mandatorily-convertible preferred stock, resulted in a loss applicable to common stockholders for the six months ended June 30, 1998 of $3,804,000. There were no similar charges for the six months ended June 30, 1999.

Revenues of $328,000 were recognized during the six months ended June 30, 1999, compared to $325,000 for the same period in the prior year. Revenues include an initial payment made under a vaccine adjuvant license agreement and payments made under ongoing research contracts.

General and administrative expenses were $999,000 for the six months ended June 30, 1999, compared to $1,262,000 incurred for the same period in 1998. The $263,000 or 21% decrease in these expenses related to reduced salaries expense due to a reduction in the number of employees and investor relation costs. The Company expects to increase the number of administrative employees during the remainder of 1999.

Research and development expenses were $1,124,000 and $1,268,000 for the six months ended June 30, 1999 and 1998, respectively. This $144,000 or 11% reduction in these expenses related principally to manufacturing costs incurred during the first six months of 1998 for products used in the Company's clinical trials. Similar costs were not incurred during the same period of 1999, however the Company anticipates that costs to manufacture materials for and conduct its planned clinical trials will be incurred during the remainder of 1999.

Net interest income was $30,000 and $222,000 for the six months ended June 30, 1999 and 1998, respectively. The reduction in the interest income relates to lower average cash balances during the first six months of 1999 compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development and commercialization activities and arrangements. The Company has three products in clinical trials. Future activities including clinical development and the establishment of commercial-scale manufacturing capabilities are subject to the Company's ability to raise funds through equity financing or collaborative arrangements with industry partners.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company used $2,184,000 during the six month period ended June 30, 1999 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, pre-clinical and clinical testing and to reduce its accounts payable balance by $541,000. Cash balances available to the Company funded these amounts.

Cash and cash equivalents on June 30, 1999 totaled $2,776,000. Novavax estimates that based on historical levels of spending and revenues, existing cash resources will be sufficient to finance its operations for approximately 8 to 9 months from June 30, 1999. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development especially related to outside testing and human clinical trials are discretionary and, accordingly, can be adjusted to available cash. As the Company continues to progress in its clinical development activities and commercial scale-up of product manufacturing, it anticipates increases in spending associated with these activities. Moreover, the Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax's technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

On August 10, 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory ("BSL") division of DynCorp of Reston, Virginia for $592,000 in cash. In addition, DynCorp entered into a five-year non-competition agreement, for which Novavax will make four quarterly payments of $37,000 each, commencing on November 10, 1999. The research and development activities of BSL are conducted in a leased 12,000 square foot facility located in Rockville, Maryland. The acquisition will be accounted for under the purchase method of accounting for business combinations.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR 2000

The Company has evaluated and worked to resolve the potential impact of the Year 2000 on the Company's computerized information systems ability to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000, could result in errors or system failures. The Company primarily uses personal computers for administrative and accounting systems. In addition, the Company has certain laboratory equipment with microprocessors.

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

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 8, 1999, the following proposals were adopted by the vote specified below:

1. To elect the following nominees as Class I Directors to server on the Board of Directors for a three year term expiring at the Annual Meeting of Stockholders in 2002.

                                                         FOR                    ABSTAIN
                  Ronald A. Schiavone                10,123,115                 1,418,310
                  Ronald H. Walker                   10,123,515                 1,417,910
                  Denis M. O'Donnell                 10,123,515                 1,417,910

2. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the current fiscal year ending December 31, 1999.

                  FOR               AGAINST          ABSTAIN
                  10,035,443        1,391,076        114,906

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

                                             NOVAVAX, INC.
                                             (Registrant)



Date:  August 11, 1999                       By:  /s/  Donald J. MacPhee
                                             ---------------------------
                                             Donald J. MacPhee
                                             Vice President and Treasurer
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                                      Officer)