Form 10-Q
period 1999-09-30
NOVAVAX INC
filed 1999-11-12
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended                      Commission File No.
        SEPTEMBER 30, 1999                         0-26770
        ------------------                         -------
                                 NOVAVAX, INC.
                                 -------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                           22-2816046
                   ----------                         -----------
          (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)


          8320 GUILFORD ROAD, COLUMBIA, MD               21046
          --------------------------------               -----
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

                 Common Shares Outstanding at November 5, 1999

                                   15,007,889

                                 NOVAVAX, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                             PAGE NO.
Item 1.        Financial Statements

               Statements of Operations for the three-month and nine-month periods ended September 30, 1999 and 1998..........................................3

               Balance Sheets as of September 30, 1999 and December 31, 1998......................4

               Statements of Cash Flows for the nine-month periods
               ended September 30, 1999 and 1998..................................................5

               Notes to Financial Statements......................................................6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................................11

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K..................................................16

Signatures.......................................................................................17

ITEM 1

                         NOVAVAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                     1999         1998*            1999         1998*
                                                     ----         -----            ----         -----

Revenues                                      $       143    $      198    $        471    $      523
                                             -------------  ------------  --------------  ------------

Operating expenses:
  General and administrative                          807           627           1,806         1,889
  Research and development                          1,119           857           2,243         2,124
                                             -------------  ------------  --------------  ------------

Total operating expenses                            1,926         1,484           4,049         4,013
                                             -------------  ------------  --------------  ------------

Loss from operations                              (1,783)       (1,286)         (3,578)       (3,490)
Interest income, net                                   14           142              44           364
                                             -------------  ------------  --------------  ------------

Net loss                                          (1,769)       (1,144)         (3,534)       (3,126)

Dividend on preferred stock                             -          (78)               -         (214)
Deemed dividend on preferred stock                      -             -               -       (1,583)
Accretion of offering costs                             -          (58)               -         (160)
                                             -------------  ------------  --------------  ------------

Loss applicable to common stockholders        $   (1,769)    $   (1,280)   $    (3,534)    $  (5,083)
                                             =============  ============  ==============  ============

Per share information (basic and diluted):

Loss applicable to common stockholders        $     (.12)    $     (.10)   $      (.25)    $    (.42)
                                             =============  ============  ==============  ============

Weighted average number of common
    Shares outstanding (basic and diluted)     14,980,410     12,337,366     14,333,446    12,157,128
                                             =============  ============  ==============  ============

*As restated, see Note 5

The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                    1999                1998
                                                                ------------------  ------------------
ASSETS                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents                                           $     1,048         $     1,031
  Accounts receivable                                                          66                 138
  Prepaid expenses and other current assets                                    29                  38
                                                                ------------------  ------------------
      Total current assets                                                  1,143               1,207

Property and equipment, net                                                 1,080               1,020
Patent costs, net                                                           1,568               1,590
Goodwill and other intangible assets, net                                     682                   2
                                                                ------------------  ------------------

Total assets                                                        $       4,473         $     3,819
                                                                ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Non-compete and lease obligations, current maturities           $           156          $       36
  Accounts payable                                                            704                 793
  Accrued payroll                                                              86                  29
                                                                ------------------  ------------------
      Total current liabilities                                               946                 858
                                                                ------------------  ------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
    no shares issued and outstanding                                            -                   -
  Common stock, $.01 par value, 30,000,000 shares authorized;
    14,998,889 and 13,253,118 issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively                    150                 133
  Additional paid-in capital                                               45,307              41,231
  Accumulated deficit                                                    (41,922)            (38,388)
  Deferred compensation on stock options granted                              (8)                (15)
                                                                ------------------  ------------------
Total stockholders' equity                                                  3,527               2,961
                                                                ------------------  ------------------

Total liabilities and stockholders' equity                             $    4,473          $    3,819
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

                         NOVAVAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                        1999         1998*
                                                                    -----------  ----------
        Cash flows from operating activities:
          Net loss                                                     $(3,534)   $(3,126)
          Reconciliation of net loss to net cash used by
             Operating activities:
             Non-cash compensation expense                                   7           8
             Depreciation and amortization                                 254         198
             Issuance of stock to 401(k) plan                                -          15
             Changes in operating assets and liabilities:
               Accounts receivable                                          72         131
               Prepaid expenses and other assets                           (4)         210
               Accounts payable and accrued expenses                     (152)        (98)
                                                                    -----------  ----------
        Net cash used by operating activities                          (3,357)     (2,662)
                                                                    -----------  ----------

        Cash flows from investing activities:
          Acquisition of business                                        (592)           -
          Capital expenditures                                            (24)       (198)
          Deferred patent costs                                           (75)        (81)
                                                                    -----------  ----------
        Net cash used by investing activities                            (691)       (279)
                                                                    -----------  ----------
        Cash flows from financing activities:
          Payment of capital lease obligations                            (28)        (24)
          Issuance of common stock                                       4,128          50
          Issuance of preferred stock                                        -       6,500
          Dividend on preferred stock                                        -        (48)
          Offering costs                                                 (174)       (502)
          Proceeds from the exercise of stock options                      139         335
                                                                    -----------  ----------
        Net cash provided by financing activities                        4,065       6,311
                                                                    -----------  ----------

        Net change in cash and cash equivalents                             17       3,370
        Cash and cash equivalents at beginning of period                 1,031       3,847
                                                                    -----------  ----------

        Cash and cash equivalents at end of period                  $    1,048   $   7,217
                                                                    ===========  ==========


*As restated, see Note 5

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

2.  FINANCING REQUIREMENTS

Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures. As of November 1, 1999, Novavax had approximately $1,590,000 in cash which the Company estimates will be sufficient to finance its operations at current and projected levels of development activity for the next 5 to 6 months.

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITION OF BIOMEDICAL SERVICES LABORATORIES

On August 10, 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory ("BSD") division of DynCorp of Reston, Virginia for $592,000 in cash and assumed liabilities of approximately $60,000. In addition, DynCorp entered into a five-year non-competition agreement, for which Novavax will make four quarterly payments of $37,000 each, commencing on November 10, 1999. The research and development activities of BSD are conducted in a leased 12,000 square foot facility located in Rockville, Maryland. BSD is engaged in contract research, development and pilot manufacturing of human vaccines for government laboratories and other vaccine companies.

The acquisition has been accounted for under the purchase method of accounting for business combinations. The total consideration and direct costs (which include legal and accounting fees of approximately $60,000) for the acquisition was $860,000. The following summarizes management's preliminary allocation of the purchase price based on estimated fair value as of the acquisition date.

                                                 Cost ($000)   Estimated lives
                                                 -----------   ---------------
      Property and equipment                     $170          3-7 years
      Goodwill and other intangible assets       $690          5 years

Property and equipment consists primarily of laboratory equipment that the Company believes will continue to be used in the operations of the Division. Goodwill and other intangible assets are being amortized over their preliminary useful lives of five years.

The operating results of BSD have been included in the consolidated statement of operations from the acquisition date. The following summary represents pro forma results of operations if the acquisition had occurred at the beginning of 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect and are not intended to be indicative of future results.

                                        (Amounts in thousands, except per share information.)
                                       Three months ended                  Nine months ended
                                          September 30,                     September 30,
                                       1999        1998                 1999             1998
                                       ----        ----                 ----             ----
Revenues                               $  143      $   785              $3,240          $2,374
Net loss                               $(1,959)    $(1,289)             $(3,740)        $(5,055)
Loss per share                         $(.13)      $(.10)               $(.26)          $(.42)

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.  FINANCING TRANSACTION

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

5.   QUARTERLY RESULTS OF OPERATIONS

The consolidated results of operations included in the Company's 1998 Forms 10-Q for the periods ended March 31, June 30 and September 30, 1998, were restated at December 31, 1998, to account for, in accordance with Topic D-60, the beneficial conversion feature relating to the Preferred Stock issued in January 1998. In Topic D-60 the SEC staff addressed the issuance of convertible preferred stock with a non-detachable conversion feature that is "in the money" at the date of issue (a "beneficial conversion feature"). Topic D-60 requires the beneficial conversion feature be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. For convertible preferred securities, the SEC staff believes that any discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred stockholders over the minimum period in which the preferred stockholders can realize the return of the beneficial conversion. The original amount of $455,000 allocable to the beneficial conversion feature recorded as a charge to accumulated deficit by the Company in its September 30, 1998 Form 10-Q was in error. The correct amount is $1,957,000, which has been recorded to additional paid-in capital and recognized as a charge to accumulated deficit. The original amount attributable to the beneficial conversion was recognized as a return to the preferred stockholders in the first quarter of 1998. The restated amount has been recognized over 180 days, the minimum period in which the preferred stockholders can realize the maximum beneficial conversion. In addition, with respect to the preferred stock the Company did not properly accrue the related dividends or accrete the offering costs in the appropriate quarters during 1998. The restated amounts recognize the dividends as earned and offering cost have been accreted.

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.  QUARTERLY RESULTS OF OPERATIONS, CONTINUED

Results of operations, as previously reported and as restated, for the three and nine month periods ended September 30, 1998, with the respective effect of the restatements, are as follows (in thousands, except per share information):

THREE MONTHS ENDED             AS PREVIOUSLY          AS RESTATED        INCREASE
SEPTEMBER 30, 1998                REPORTED                              (DECREASE)
Revenues                             $    198         $     198        $      -
Loss from operations                  (1,286)           (1,286)               -
Net loss                              (1,181)           (1,144)            (37)
Dividend on preferred stock                 -              (78)              78
Deemed dividend on preferred
    stock                                   -               -                 -
Accretion of preferred stock
    offering costs                          -              (58)              58
Loss applicable to common
    stockholders                   $  (1,181)         $( 1,280)        $     99
Basic and diluted loss per
    share                           $   (.10)        $    (.10)              $-


NINE MONTHS ENDED              AS PREVIOUSLY          AS RESTATED       INCREASE
SEPTEMBER 30, 1998                REPORTED                             (DECREASE)
Revenues                             $    523          $    523          $    -
Loss from operations                  (3,490)           (3,490)               -
Net loss                              (3,173)           (3,126)            (47)
Dividend on preferred stock                 -            ( 214)             214
Deemed dividend on preferred
   stock                                (455)           (1,583)           1,128
Accretion of preferred stock
   offering costs                           -             (160)             160
Loss applicable to common
   stockholders                      $(3,628)          $(5,083)          $1,455
Basic and diluted loss per
    share                            $  (.30)          $  (.42)          $  .12

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.   SUBSEQUENT EVENT

On October 21, 1999, the Company entered into a licensing agreement with Parkedale Pharmaceuticals, a wholly owned subsidiary of King Pharmaceuticals, Inc. for the rights to Novavax's Novasome adjuvants to be used with Parkedale's U.S. Food and Drug Administration licensed influenza virus vaccine. Under the terms of the agreement, Novavax received a licensing fee of $1 million. Additional payments due under the agreement include milestone payments, research support and royalties on future product sales.

ITEM 2

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

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On August 10, 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory ("BSD") division of DynCorp of Reston, Virginia for $592,000 in cash and assumed liabilities of approximately $60,000. In addition, DynCorp entered into a five-year non-competition agreement, for which Novavax will make four quarterly payments of $37,000 each, commencing on November 10, 1999. Also, the Company incurred approximately $60,000 in direct costs (legal, accounting, etc.) associated with the acquisition. The total consideration and direct costs for the acquisition was $860,000. The research and development activities of BSD are conducted in a leased 12,000 square foot facility located in Rockville, Maryland. BSD is engaged in contract research, development and pilot manufacturing of human vaccines for government laboratories and other vaccine companies. The acquisition has been accounted for under the purchase method of accounting for business combinations.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

The net loss was $1,769,000, compared to $1,144,000 for 1998. In 1998, charges for a dividend, a deemed dividend and offering costs totaling $136,000, related to the mandatorily-redeemable convertible preferred stock, resulted in a loss applicable to common stockholders for the three months ended September 30, 1998 of $1,280,000. There were no similar charges for the three months ended September 30, 1999.

Revenues of $143,000 were recognized during the three months ended September 30, 1999, compared to $198,000 for the same period in the prior year. Revenues include payments made under ongoing research contracts, principally with the University of Michigan for microbicides. Quarterly fluctuations in revenues result from numerous factors including the timing of contracts with industry partners and completion of research and products due under these contracts.

General and administrative expenses were $807,000 for the three months ended September 30, 1999, compared to $627,000 incurred for the same period in 1998. The $180,000 or 29% increase in these expenses related principally to fees incurred for three of the Company's directors for interim services performed by these individuals. These services included serving as Chief Executive Officer for eight months and assisting in the private placement process. The compensation, which amounts to $115,000, will be paid through the issuance of Novavax common stock. Additionally, the Company recognized expenses related to the recruiting and relocation of its new president.

Research and development expenses were $1,119,000 and $857,000 for the three months ended September 30, 1999 and 1998, respectively. This $262,000 or 31% increase in these expenses relates principally to research costs incurred at the Company's recently acquired Biomedical Services Laboratory (see Note 5 of the Notes to the Consolidated Financial Statements). Additionally, the Company incurred costs related to the Phase III clinical trial of its Estrasorb product, which commenced in September 1999.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Net interest income was $14,000 and $142,000 for the three months ended September 30, 1999 and 1998, respectively. The reduction in the interest income relates to lower average cash balances during the third quarter of 1999 compared to the same period in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

The net loss was $3,534,000, compared to $3,126,000 for 1998. In 1998, charges for a dividend, a deemed dividend and offering costs totaling $1,957,000, related to the mandatorily-convertible preferred stock, resulted in a loss applicable to common stockholders for the nine months ended September 30, 1998 of $5,083,000. There were no similar charges for the nine months ended September 30, 1999.

Revenues of $471,000 were recognized during the nine months ended September 30, 1999, compared to $523,000 for the same period in the prior year. Revenues include an initial payment made under a vaccine adjuvant license agreement and payments made under ongoing research contracts.

General and administrative expenses were $1,806,000 for the nine months ended September 30, 1999, compared to $1,889,000 incurred for the same period in 1998. The $83,000 or 4% decrease in these expenses related to reduced salary expense due to a reduction in the number of administrative employees. As a result of the acquisition of BSD, headcount increased from 15 to 40 employees, and the Company expects the number of employees to increase in future periods to meet its requirements.

Research and development expenses were $2,243,000 and $2,124,000 for the nine months ended September 30, 1999 and 1998, respectively. This $119,000 or 6% increase in these expenses related principally to research costs associated with the newly acquired BSD operation. In September 1999, the Company commenced a Phase III clinical trial for its Estrasorb product.

Net interest income was $44,000 and $364,000 for the nine months ended September 30, 1999 and 1998, respectively. The reduction in the interest income relates to lower average cash balances during the first nine months of 1999 compared to the same period in the prior year.

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

The Company used $3,237,000 during the nine month period ended September 30, 1999 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, pre-clinical and clinical testing. Cash balances available to the Company funded these amounts.

Cash and cash equivalents on November 1, 1999 totaled $1,590,000. Novavax estimates that based on historical levels of spending and revenues, existing cash resources will be sufficient to finance its operations for approximately 5 to 6 months. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development especially related to outside testing and human clinical trials are discretionary and, accordingly, can be adjusted to available cash. As the Company continues to progress in its clinical development activities and commercial scale-up of product manufacturing, it anticipates increases in spending associated with these activities. Moreover, the Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax's technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On October 21, 1999, the Company entered into a licensing agreement with Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of King Pharmaceuticals, Inc. for the rights to Novavax's technologies, including the Novasome adjuvants to be used with Parkedale's U.S. Food and Drug Administration licensed influenza virus vaccine. Under the terms of the agreement, Novavax received a licensing fee of $1 million. Additional payments due under the agreement include milestone payments, research support and royalties on future product sales.

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

Item 5 - Other Information

        None

Item 6 - Exhibits and Reports on Form 8-K

        (a)    Exhibits:
               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K
               The Company filed a current report on Form 8-K on August 25, 1999 to report under Item 2 its acquisition of DynCorp's Biomedical Services Laboratory division. In addition, the
               Company filed an amendment to the Form 8-K on October 12, 1999 to include under Item 7 the following financial information:
     Financial statements of DynCorp Biomedical Services Laboratory.
     (1) Report of Independent Accountants dated October 6, 1999.
     (2) Statement of Assets Acquired and Liabilities Assumed as of December 31, 1998 and June 30, 1999 (unaudited).
     (3) Statement of Operating Revenue and Expenses for the year ended December 31, 1998 and for the six months ended June 30, 1999 (unaudited) and 1998 (unaudited).
     (4) Notes to Financial Statements.

     Unaudited Pro Forma Combined Financial Information of Novavax, Inc.
     (1) Unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 1998.
     (2) Unaudited Pro Forma Combined Statement of Operations for the six months ended June 30, 1999.
     (3) Unaudited Pro Forma Combined Condensed Balance Sheet as of June 30,
         1999.
     (4) Notes to the Unaudited Pro Forma Combined Financial Information