Form 10-K405
period 1999-12-31
NOVAVAX INC
filed 2000-03-09
CIK 1000694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

Commission File No. 0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2816046 (I.R.S. Employer Identification No.)

8320 Guilford Road, Columbia, Maryland	21046
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (301) 854-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered

Common Stock ($.01 par value)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of 16,437,216 shares of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant at March 3, 2000, as computed by reference to the closing price of such stock, was approximately $164,372,160.

      The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding at March 3, 2000 was 18,100,716 shares.

Documents Incorporated By Reference

Portions of the 2000 Novavax, Inc. Proxy Statement are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

      Novavax, Inc. (“Novavax” or the “Company”) is a biopharmaceutical company focused on the research and development of proprietary drug delivery and vaccine technologies and the applications of those technologies. The Company’s technology platforms involve the use of proprietary, microscopic, organized, non-phospholipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, anti-bacterial and anti-viral products and vaccine adjuvants. These technology platforms support three product development programs: hormone replacement therapies, third party drug delivery and vaccine adjuvant applications and anti-microbial agents. Novavax’s recently acquired Biomedical Services Division is engaged in contract research and development and Phase I and Phase II vaccine manufacturing of human vaccines for the Company’s own use and for government laboratories and other vaccine companies.

      Novavax, Inc. was incorporated in Delaware in 1987. On December 12, 1995, the Company’s former parent, IGI, Inc. (“IGI”) distributed its majority interest in Novavax to the IGI stockholders (the “Distribution”). The Company’s principal executive offices are located at 8320 Guilford Road, Columbia, Maryland 21046.

      In connection with the Distribution, IGI paid Novavax $5,000,000 in return for a fully paid-up, ten-year license (the “License Agreement”) entitling it to the exclusive use of the Company’s technologies in the fields of (i) animal pharmaceuticals, biologicals and other animal care products; (ii) foods, food applications, nutrients and flavorings (except to the extent used in human pharmaceuticals and vaccines); (iii) cosmetics, consumer products and topical dermatological products for localized usage at the delivery zone, (specifically excluding dermatologically administered pharmaceuticals which are delivered systemically through the skin, anti-infectives for treating infectious pathogens, replacement hormone therapy, spermicides and viracides); (iv) fragrances; and (v) chemicals, including herbicides, insecticides, pesticides, paints and coatings, photographic chemicals and other specialty chemicals including blood substitutes containing hemoglobin and other oxygen carrying materials; and the processes for making the same. IGI has the option, exercisable within the last year of the ten-year term, to extend the License Agreement for an additional ten-year period for $1,000,000. Novavax retains the right to use its technologies for all other applications, including but not limited to, human vaccines and pharmaceuticals.

Novavax Product Development Programs

      Hormone Replacement Therapies. The Company’s hormone replacement therapy program includes its two lead product candidates: ESTRASORB™, topical estrogen cream, and ANDROSORB™, a topical testosterone cream. The Company has completed various preclinical and human safety studies for both ESTRASORB and ANDROSORB. In addition, the Company initiated a multicenter Phase III study of ESTRASORB, during the third quarter of 1999. The study is designed to measure ESTRASORB’s ability to deliver estradiol through the skin, when applied as a topical lotion. The Company has completed Phase I safety study in men of ANDROSORB; Phase II trials in testosterone deficient women are to begin in the first quarter of 2000. In addition, the Company is undergoing preclinical development of Andro-Ject™, a depot delivery of testosterone for testosterone deficient men. The Investigational New Drug application (“IND”) for Andro-Ject is expected to be filed in the fourth quarter of 2000.

      Third Party Drug Delivery and Vaccine Adjuvant Applications. Formulations of the Company’s lipid technologies are expected to have broad application as vehicles for the encapsulation and delivery of drugs developed by other companies. Moreover, the Company believes that certain of its organized lipid structures may provide effective and safe adjuvant carrier systems for a variety of vaccines. The Company plans to leverage these technologies by licensing its drug delivery, encapsulation and adjuvant technologies to third parties for specific therapeutic indications.

      The Company currently has several research contracts in place to provide anti-microbial products, vaccine products, services and adjuvant technologies. One of these contracts is for the development of an adjuvant for an immunotherapeutic vaccine for cervical dysplasia, a precancerous disease of the cervix, for a British vaccine company, Cantab Pharmaceuticals. The Company also has a licensing agreement with Parkedale Pharmaceuticals,

Inc., a wholly owned subsidiary of King Pharmaceuticals, Inc., for the right to a series of Novavax Novasome adjuvants to be used with Parkedale’s FLUOGEN®, an influenza virus vaccine.

      In August 1999, the Company acquired substantially all of the assets of DynCorp’s vaccine manufacturing and development division, which is now called the Novavax Biomedical Services Division (“BSD”). Established in 1964, the BSD is engaged in contract research, development and pilot manufacturing of human vaccines for the Company’s own use and for government laboratories and other vaccine companies. The Director of this division is Louis Potash, Ph.D., one of the original scientists to work on both the Salk-type inactivated polio vaccines and inactivated whole influenza virus vaccines during the 1950s. This acquisition significantly expands Novavax’s internal vaccine developmental capabilities and allows the Company to combine its adjuvant technology with BSD’s 35 years of experience in developing and manufacturing vaccines.

      Anti-Microbial Agents. The Company is also applying its lipid technologies to develop anti-microbial agents that are capable of acting on viruses, bacteria, spores and sperm. Potential product candidates include Helicore®, an oral anti-bacterial preparation for the treatment of Helicobacter pylori (“H. Pylori”) infection, and two anti-microbial agents targeting biological threat agents such as Bacillus anthracis and influenza A, respectively, as well as a spermicide product candidate.

Novavax Product Technology Platforms

      Novavax has developed proprietary topical, oral and injectable drug delivery technologies using microscopic, organized, non-phospholipid structures, including Novasome non-phospholipid vesicles (“Novasomes”), micellar nanoparticles (“MNPs”) and non-antibiotic, anti-microbial lipid emulsions. The Company believes these structures may be useful for targeted delivery and controlled release of certain drugs, along with inactivation of bacteria, enveloped viruses, spores and sperm. Moreover, the Company believes that certain of its organized lipid structures may provide effective and safe adjuvant carrier systems for a variety of vaccines.

      Although other companies have developed liposome technologies, most commercial liposomes are composed of delicate phospholipids. Due to their inherent lack of stability and carrying capacity, only a limited number of drugs may be used with these phospholipid liposomes. While capable of encapsulating certain (principally water-soluble) drugs, phospholipid liposomes have a number of other significant disadvantages including their expense and the need to use potentially hazardous organic solvents in their manufacture. In addition, the standard, multi-step phospholipid manufacturing process is relatively expensive.

      The Company believes its non-phospholipid technologies may allow for a more cost-effective delivery of a wider variety of drugs and other therapeutics than commercially available phospholipid liposomes and other delivery vehicles. Its technologies may also be preferred over other available transdermal delivery systems because its technologies may reduce side effects such as skin irritation. Future applications may show advantages over injectable delivery technologies, which are invasive, inconvenient and sometimes painful. In addition, the Company’s anti-microbial lipid emulsions may avoid the problem of pathogen mutation and resistance because of their non-antibiotic method of action.

Novasome Non-Phospholipid Vesicles

      Novasomes are proprietary structures in which drugs or other materials can be encapsulated for delivery into the body topically or orally. Novasomes are made using the Company’s patented manufacturing processes from a variety of readily available chemicals called amphiphiles, which include fatty alcohols and acids, ethoxylated fatty alcohols and acids, glycol esters of fatty acids, glycerol fatty acid mono and diesters, ethoxylated glycerol fatty acid esters, glyceryl ethers, fatty acid diethanolamides and dimethyl amides, fatty acyl sarcosinates, “alkyds” and phospholipids.

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

      The Company currently has several research contracts in place to provide vaccine products, services and adjuvant technologies. These contracts include, but are not limited to, the development of an adjuvant for an immunotherapeutic vaccine for cervical dysplasia, a precancerous disease of the cervix for a British vaccine company, Cantab Pharmaceuticals. Novasomes are also currently licensed to King Pharmaceuticals as an adjuvant for its marketed influenza vaccine, Fluogen®.

Micellar Nanoparticle Emulsion

      MNPs are proprietary, submicron-sized, water miscible, non-phospholipid structures that have different structural characteristics and are generally smaller than Novasome non-phospholipid vesicles. MNPs, like Novasome non-phospholipid vesicles, are derived from amphiphilic molecules.

      Novavax scientists have demonstrated that MNPs are able to incorporate alcohol soluble drugs, pesticides, vaccine adjuvants, proteins, whole viruses, flavors, fragrances and colors. MNPs also have the ability to entrap ethanol or methanol soluble drugs, and to deliver certain of these drugs transdermally through intact skin. The MNP formulations used by Novavax for the transdermal delivery of drugs have cosmetic properties similar to creams and lotions. These transdermal formulations have the advantage over injectable delivery systems of being less invasive and/or inconvenient and the may also cause less skin irritation than patch transdermal delivery systems. MNPs are the fundamental technology platform for Novavax’s hormone replacement therapies.

Non-Antibiotic Lipid Emulsions

      The Company has developed proprietary lipid structures that it is using in the development of a non-antibiotic, anti-bacterial preparation for the treatment of H. pylori infection in humans. In addition, the Company has developed a proprietary non-antibiotic lipid emulsion called BCTP that may inactivate enveloped viruses that cause human disease, as well as certain spores, bacteria and sperm. BCTP is a highly effective microbe-killing agent. Preclinical studies indicate that BCTP has a low toxicity profile. The emulsion seems to act on various microbials, including viruses, bacteria, sperm and spores, by first fusing or merging with the lipid envelope of the virus.

      Because BCTP is not an antibiotic, it is not associated with microbe mutation and resistance caused by antibiotic use, which is now recognized as an important public health problem. Novavax expects that BCTP-based products may be preferred in many circumstances as an alternative to conventional antibiotics. The Company currently has several research contracts in place to provide non-antibiotic lipid emulsion products and services. These contracts include, but are not limited to, a subcontract from the University of Michigan, which is developing anti-infective defense systems against biological warfare agents for the U.S. military.

Vaccines

      BSD is involved in three areas of vaccine development: virology, tissue culture and molecular virology. BSD’s experimental virology research and development may lead to live virus vaccine production in the embryonated hens’ eggs and in designated tissue culture systems. Tissue culture involves the growth, maintenance and characterization of cell systems as potential substrates for virus growth and vaccine production as well as cell systems for safety testing, plaque-purification and virus titers. BSD’s work in molecular virology involves recombinant DNA cloning of viral and human genes, protein expression of these genes in prokaryotic and eukaryotic systems including baculoviruses, protein purification of the recombinant protein products, and biophysical characterization of recombinant proteins leading to vaccine and related product development.

Novavax Product Candidates

  Hormone Replacement Therapy

      The Company is using its MNP technology in the development of ESTRASORB, a cream designed for the delivery of 17b estradiol (estrogen hormone) through the skin. Estrogen replacement therapy is currently used worldwide by menopausal (and post-menopausal) women to prevent osteoporosis, cardiovascular disease and other menopausal symptoms (such as “hot flashes”). The hormone replacement market in the US is approximately

$1.7 billion. This market is believed to represent only 15-20% of the estimated 60.3 million women over 40 years of age in the US who could potentially benefit from hormone replacement therapy.

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

      The Company has completed four clinical studies with ESTRASORB. The first was a multiple-dose, dose ranging, pharmacokinetic study completed in the third quarter of 1997 involving 20 subjects. The second was a multiple-dose, pharmacokinetic, placebo-controlled study completed in the fourth quarter of 1997 involving 20 subjects. The third study was a single versus dual site application study completed in the third quarter of 1998 involving 10 subjects. These studies demonstrated transdermal delivery of the drug and no skin irritation was noted. A Phase II, randomized, double blind, placebo-controlled, dose-ranging ESTRASORB study was completed in the first quarter of 1999. This study involved a 35 day dosing protocol and included 120 patients at six clinical sites located in the United States. This study indicated that ESTRASORB, administered daily to menopausal women, significantly reduced the number of hot flashes per day and significantly increased their trough serum estradiol levels.

      During the third quarter of 1999, Novavax initiated a multi-center Phase III study of ESTRASORB in symptomatic menopausal women. The study, initiated ahead of schedule, will involve 200 subjects in at least 12 centers nationwide. The study is designed to measure ESTRASORB’s ability to deliver 17b estradiol through the skin, when applied as a topical lotion. The clinical endpoint is reduction of hot flashes associated with menopause.

      The positive reactions of the women in the Phase II study coupled with the Company’s promising clinical results indicate that estrogen replacement therapy is an excellent initial target for the Company’s topical drug delivery system, representing a multi-billion dollar worldwide market opportunity. As the Company begins the final stages of clinical development with ESTRASORB, the Company will continue to investigate its topical delivery system to other products.

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

      In September 1996, the Company completed the animal testing of ANDROSORB in its MNP transdermal drug delivery platform. In these tests, peak blood levels of testosterone were approximately three times higher than testosterone dissolved in ethanol alone. The Company completed human safety studies involving 10 subjects and submitted the results to the FDA in the third quarter of 1997. A multiple-dose, pharmacokinetic study involving 9 subjects was completed in the fourth quarter of 1997, and a dose-ranging pharmacokinetic study involving 8 subjects was completed in the second quarter of 1998. The Company completed Phase I testing of ANDROSORB in 1999, with results that indicated ANDROSORB did not cause skin irritation in the patients tested, some of whom received daily dosages for 28 consecutive days at the same site. These studies have also all demonstrated delivery of the drug successfully results in elevated blood hormone levels. The Company plans to initiate a Phase II dose ranging study in testosterone deficient women in the first quarter of 2000.

  Andro-Ject

      Andro-Ject is a new oil-free, cholesterol-free depot drug delivery system delivery for testosterone, which is in preclinical development. Andro-Ject is delivered subcutaneously with a small 25 gauge needle. In animal studies supra-therapeutic levels of testosterone were maintained for two weeks after one subcutaneous injection.

  Microbicides

      The Company has developed proprietary lipid structures that it is using in the development of a non-antibiotic, anti-bacterial preparation, Helicore, for the treatment of H. pylori infection in humans. H. pylori was recognized in 1994 by the National Institutes of Health as a causative agent of peptic ulcer disease, antral gastritis and certain types of gastric cancer. Current therapies for the treatment of H. pylori include the use of antibiotics alone or antibiotics in combination with drugs that inhibit acid production in the stomach. Problems associated with such therapies include, but are not limited to, cost, toxicity, failure to sufficiently eradicate all the bacteria, and acquired resistance to the antibiotic. In 1995, the Company began to test formulations of Helicore in both animal studies and Phase I human safety studies. Results from clinical studies completed in 1996 were submitted to the FDA. Novavax is not currently conducting preclinical or clinical studies on Helicore.

      The Company has also developed BCTP, a lipid emulsion that acts on various microbials, including enveloped viruses, as well as spores and bacteria. The product has also demonstrated spermicidal action. The Company believes that the emulsion acts on the target by first fusing or merging with the lipid envelope or outer membrane of the target. The Company believes that BCTP has many potential applications. Preclinical studies indicate that viruses and spores vulnerable to BCTP include influenza A and bacillus anthracis, but it may also be appropriate for herpes, measles, mumps, rubella and many other microbes and pathogens. While influenza vaccines are relatively effective at preventing the flu, BCTP unlike vaccines, does not appear to promote mutation and resistance. Other advantages of BCTP appear to include a low toxicity profile, inexpensive scale-up and manufacturing costs, and a rapid and broad spectrum of killing.

      The Company currently has several anti-microbial agents in preclinical studies pursuant to a research collaboration with the University of Michigan. The studies are being performed at the University of Michigan and are being funded by Defense Advance Research Projects Agency’s (“DARPA”) Unconventional Pathogen Countermeasures Program. In August 1999, the Company received an extension on its subcontract with The University of Michigan to continue supplying the University with the Company’s proprietary microbial products against certain biologic warfare agents.

  Vaccine Adjuvants

      Adjuvants are substances that make vaccines more effective. The Company believes that its Novasome lipid vesicles may provide effective and safe adjuvant carrier systems for a variety of vaccines in a variety of circumstances, including: (i) encapsulation and protection from destruction by the body’s normal enzymatic processes of delicate antigenic materials; (ii) encapsulation of toxic materials, such as endotoxins and other potent toxins, for gradual release, thereby providing protection of the body from the toxin while generating an immune response to the toxic antigen; and (iii) presentation of small peptide antigens or proteins to elicit both heightened antibody and cellular immune responses.

      The Company has recently entered into a licensing agreement with Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of King Pharmaceuticals, Inc. for the rights to Novavax’s adjuvants to be used in Parkedale’s US FDA licensed FLUOGEN® influenza virus vaccine, trivalent, type A and B. Under the terms of the agreement, the

Company has granted Parkedale an exclusive license to all Novasome adjuvants for use with influenza vaccine therapies, including worldwide development and marketing rights, with the exception of six Pacific Rim countries. In return, Novavax received an upfront licensing fee of $1 million, milestone payments, research support and royalties on future product sales. In 1998, the total influenza market was valued at over $240 million. Novasome adjuvanted FLUOGEN is expected to enter clinical trials in 2000.

  Vaccine Projects

      The Company’s BSD operation currently has two products in clinical trials with collaborators at NIH. The first, an HPV-16 virus-like particle (VLP) vaccine is in Phase II clinical trials and is intended to prevent HPV-16 infection. The second product, a Hepatitis E vaccine, will be tested in a Phase II trial in Nepal.

      In October 1999, Novavax signed its first contract since the acquisition of BSD with the National Cancer Institute (NCI), which awarded the Company the contract to manufacture recombinant chimeric virus-like particle vaccines (VLP) against Human papilloma virus (HPV). The novel recombinant chimeric virus-like particles are non-infectious vaccine candidates designed to either treat or prevent HPV infections that cause genital warts and cervical cancer. The HPV vaccines were developed by research and development teams lead by Robin Robinson, Ph.D., Associate Director of BSD and Douglas Lowy, M.D. of the Laboratory of Cellular Oncology at NCI. Dr. Robinson will serve as Principal Investigator on this new HPV vaccine project.

Manufacturing

      The development and manufacture of the Company’s products are subject to good laboratory practices (“GLP”) and good manufacturing practices (“GMP”) requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. The Company has the ability to produce quantities of Novasome lipid vesicles and MNPs sufficient to support its needs for early-stage clinical trials. It does not presently have FDA-certified facilities capable of producing the larger quantities of pharmaceutical products required for larger scale clinical trials or commercial production. The Company will need to rely on collaborators, licensees or contract manufacturers or acquire such manufacturing facilities for later stage clinical trials and commercial production of its own pharmaceuticals. There can be no assurance that the Company will be able to obtain such facilities or manufacture such products in a timely fashion at acceptable quality and prices, that it or its suppliers will be able to comply with GLP or GMP, as applicable, or that it or its suppliers will be able to manufacture an adequate supply of product.

Marketing

      The Company plans to market the pharmaceuticals for which it obtains regulatory approvals either through joint ventures or corporate partnering arrangements. The Company expects that such arrangements could include technology licenses, research funding, milestone payments, collaborative product development, royalties and equity investments in Novavax. Implementation of this strategy will depend on many factors, including the market potential of its products and technologies, the success in developing relationships with distributors or marketing partners for the Company’s products and the financial resources available to the Company.

Competition

      A number of large companies, such as Novartis, Procter & Gamble, American Home Products, Parke-Davis, Solvay Pharmaceuticals, SmithKline Beecham, Abbott Laboratories, Ortho Pharmaceuticals and Mead Johnson Laboratories, produce and sell estrogen preparations for clinical indications identical to those the Company proposes to target. SmithKline Beecham currently markets a transdermal testosterone patch and Novartis markets an estrogen transdermal patch. The competition to develop FDA-approved hormone replacement therapies is intense and no assurance can be given that the Company’s product candidates will be developed into commercially successful products.

      A number of other companies have been working on vaccine adjuvants for use in human vaccines. These include, but are not limited to, Chiron, Ribi Immunochem Research, Aquila, Iscotec, Proteus International and

Biomira. The competition to develop FDA-approved human vaccine adjuvants is intense and no assurance can be given that the Company’s adjuvant product candidates will be developed into commercially successful products.

      Primary competitors in the development of lipid structure and vesicle encapsulation technologies are The Liposome Company, Sequus Pharmaceuticals, Nexstar Pharmaceuticals and L’Oreal, as well as other pharmaceutical, vaccine and chemical companies. The Company believes that, except for L’Oreal, these companies have focused their development efforts on pharmaceutical carrier systems for the treatment of infections and certain cancers. To the Company’s knowledge, The Liposome Company, Sequus and Nexstar all base their lipid vesicle technologies on phospholipids.

      Most of the Company’s competitors are larger than the Company and have substantially greater financial, marketing and technical resources. In addition, many of these competitors have substantially greater experience than the Company in developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, if the Company commences commercial sales of pharmaceuticals, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. If any of the competitors develop new encapsulation technologies that are superior to the Company’s Novasome and MNP technologies, the ability of the Company to expand into the pharmaceutical and vaccine adjuvant markets will be materially and adversely affected.

      Competition among products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of market introduction of the Company’s or competitors’ products. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company’s competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Research And Development

      The Company’s research is focused principally on the development and commercialization of formulations for topical drug delivery and therapeutic products, including anti-bacterial and anti-viral products and adjuvants for vaccines. The Company intends to use third party funding when available, through collaborations, joint ventures or strategic alliances with other companies, particularly potential distributors of the Company’s products. Because of the substantial funds required for clinical trials, the Company will have to obtain additional financing for its future human clinical trials. No assurance can be given that such financing will be available on terms attractive to the Company, if at all.

      The Company bases its development decisions on costs and potential return on investment, regulatory considerations, and the interest, sponsorship and availability of funding from third parties. As of December 31, 1999, the Company’s research and development staff numbered 29 individuals. In addition to its internal research and development efforts, the Company encourages the development of product candidates in areas related to its present lines by working with universities and government agencies. Novavax’s research and development expenditures approximated $3,354,000, $3,361,000 and $2,874,000 and in the years ended December 31, 1999, 1998 and 1997, respectively.

Patents And Proprietary Information

      The Company, through a wholly-owned subsidiary, holds 50 U.S. patents and has 125 foreign patents and patent applications covering its technologies (which include a wide variety of component materials, its continuous flow vesicle production process and its NovamixR production equipment). The Company believes that these patents are important for the protection of its technology as well as certain of the development processes that underlie that technology. In addition, three U.S. patent applications are pending covering the composition, manufacture and use of its organized lipid structures and related technologies.

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

Government Regulation

      The Company’s research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. The development, manufacturing and marketing of human pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

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

      The steps required before new products for use in humans may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an Investigational New Drug application (IND), which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application (“NDA”) for a new drug or a Product License Application (“PLA”) for a new biologic to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the product.

      Preclinical tests include laboratory evaluation of product formulation, as well as animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to GMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of the preclinical tests, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator and are typically conducted in three sequential phases, although the phases may overlap. The Company or the FDA may suspend clinical trials at any time if the participants are being exposed to an unacceptable health risk. The FDA may deny an NDA or PLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post marketing testing and surveillance to monitor the safety of the Company’s products.

      In addition to obtaining FDA approval for each PLA, an Establishment License Application (“ELA”) must be filed and approved by the FDA for the manufacturing facilities of a biologic product before commercial marketing of the biologic product is permitted. The regulatory process may take many years and requires the expenditure of substantial resources.

      In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company’s research and development involves the controlled use of hazardous materials, chemicals and viruses. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

      In both domestic and foreign markets, the ability of the Company to commercialize its product candidates will depend, in part, on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of the Company’s therapeutic products, the market acceptance of these products would be adversely affected.

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

Employees

      The Company had 35 full-time employees as of December 31, 1999, of whom 29 are in research and development. The Company has no collective bargaining agreement with its employees and believes that its employee relations are good.

Item 2.  Properties

      The Company leases approximately 12,000 square feet of administrative offices and laboratory space for its corporate headquarters, analytical laboratories and pharmaceutical product storage at 8320 Guilford Road, Columbia, Maryland. The Company also leases 2,700 square feet of space located in Rockville, Maryland. This space contains the Company’s certified animal facility and laboratories for its drug research and biologics development, which includes the vaccine adjuvant product and services group. The Company’s Biomedical Services Division also leases 12,000 square feet of space located in Rockville, Maryland. This space is for contract vaccine research, development and manufacturing of Phase I and II products.

      The Company believes its facilities are adequate to produce quantities of Novasome lipid vesicles, micellar nanoparticles, vaccines and adjuvants to support Phase I and Phase II clinical trials. It does not presently have FDA certified facilities capable of producing the larger quantities of pharmaceutical products required for commercial production. The Company presently relies on collaborators, licensees or contract manufacturers for Phase III clinical trial materials and commercial production of its own pharmaceuticals.

Item 3.  Legal Proceedings

      The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

Executive Officers Of The Registrant

      The Company’s executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with the Company’s By-laws.

      The following table provides certain information with respect to the Company’s executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

John A. Spears	50	President, Chief Executive Officer and Director since May 1999. President and Chief Executive Officer of Vion Pharmaceuticals, Inc. from 1995 to May 1999. President and Chief Executive Officer of MelaRx Pharmaceuticals, Inc. from 1993 to 1995. Senior Vice President of Immunex Corp from 1989 to 1993.

D. Craig Wright, M.D.	49	President — Research Division of Novavax since 1998 and Chief Scientific Officer of Novavax since 1993. Founder and Senior Director of Medical Research of Univax Biologics, Inc., a biopharmaceutical company, from 1988 to 1992.

Donald J. MacPhee	48	Vice President, Chief Financial Officer and Treasurer since February 1999. Corporate Controller of Environmental Tectonics Corporation from 1997 to 1998. Vice President of IGI, Inc., from 1990 to 1997 and Chief Financial Officer of IGI, Inc., from 1987 to 1997.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock was held by 904 stockholders of record as of March 3, 2000. The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all of its earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

      The Company’s Common Stock ($.01 par value) is traded on the American Stock Exchange under the symbol “NOX”. The following table sets forth, for the periods presented, the high and low sales prices for the Company’s Common Stock.

Quarter Ended	High	Low

December 31, 1999	$6.1875	$3.6250

September 30, 1999	4.5000	3.1250

June 30, 1999	4.1875	3.0625

March 31, 1999	4.0000	1.8750

December 31, 1998	$3.2500	$1.2500

September 30, 1998	3.8750	1.2500

June 30, 1998	4.7500	2.8125

March 31, 1998	6.1250	3.7500

Recent Sales of Unregistered Securities

      In April 1999, the Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of its Common Stock to accredited investors (the “Private Placement”). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Gross proceeds from the Private Placement were $4,128,000. Placement agents’ fees were approximately $215,000, which was paid with cash of $107,000 and 42,933 shares of the Company’s Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company’s Common Stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company’s Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agents. Other costs connected with the Private Placement, including legal, stock exchange listing and registration fees, were approximately $67,000. Net proceeds to the Company from the Private Placement were approximately $4,000,000.

Item 6.  Selected Financial Data

	For the years ended December 31,

	1995	1996	1997	1998	1999

	(amounts in thousands, except share and per share information)

Statement of Operations Data:

Revenues	$268	$56	$520	$681	$1,181

Loss from operations	(6,744)	(5,534)	(4,791)	(5,152)	(4,566)

Net loss	(8,494)	(5,495)	(4,547)	(4,817)	(4,506)

Loss applicable to common stockholders	(8,494)	(5,495)	(4,547)	(7,045)	(4,506)

Per share information:
(basic and diluted)

Loss applicable to common stockholders	$(0.85)	$(0.54)	$(0.39)	$(0.57)	$(.31)

Weighted average number of shares outstanding	9,937,936	10,132,896	11,667,428	12,428,426	14,511,081

	As of December 31,

	1995	1996	1997	1998	1999

Balance Sheet Data:

Total current assets	$4,761	$3,221	$4,303	$1,207	$1,143

Working capital	4,330	2,640	4,014	349	270

Total assets	7,530	5,722	6,823	3,819	4,463

Stockholders’ equity	7,099	5,117	6,522	2,961	2,840

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements under Item 1 and Item 7 contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding future product development and related clinical trials and statements regarding future research and development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of preclinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

      The following is a discussion of the historical consolidated financial condition and results of operations of Novavax and its subsidiaries. The discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 8 to this Report.

Results of Operations

      The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to continue and to most likely increase in the near-term, as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company’s products, or until such time as revenues, to offset the losses, are sufficient to fund its continuing operations.

      In August 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory (“BSD”) division of DynCorp of Reston, Virginia for $592,000 and assumed liabilities of approximately $60,000. In addition, DynCorp entered into a five-year non-competition agreement, for which Novavax will make four quarterly payments of $37,000 each, which commenced in November 1999. Also, the Company incurred approximately $60,000 in direct costs (legal, accounting, etc.) associated with the acquisition. The total consideration and direct costs for the acquisition were $860,000. The research and development activities of BSD are conducted in a 12,000 square foot facility located in Rockville, Maryland. BSD is engaged in contract research, development and pilot manufacturing of human vaccines for government laboratories and other vaccine companies. The acquisition has been accounted for under the purchase method of accounting for business combinations. (See Note 5 of the Notes to the Consolidated Financial Statements).

1999 Compared to 1998

      The net loss of $4,506,000 for the year ended December 31, 1999 was $311,000 or 6% lower than the net loss for the year ended December 31, 1998. In 1998, charges for a dividend, a deemed dividend and offering costs totaling $2,228,000, related to the mandatorily-redeemable convertible preferred stock, resulted in a loss applicable to common stockholders for the year ended December 31, 1998 of $7,045,000. There were no similar charges for the year ended December 31, 1999.

      Revenues of $1,181,000 were recognized during 1999, compared to $681,000 in 1998. This $500,000 or 73% increase relates to payments made under license and research contracts for vaccines, vaccine adjuvants and microbicides. The Company’s Biomedical Services division, which was acquired in August 1999, accounted for $370,000 or 31% of the 1999 total. In October 1999, the Company entered into a licensing agreement with Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of King Pharmaceuticals, Inc. for the rights to Novavax’s technologies, including the Novasome adjuvants to be used with Parkedale’s U.S. Food and Drug Administration licensed influenza vaccine. Under the terms of the agreement, Novavax received a non-refundable license payment of $1,000,000. Novavax has recognized $250,000 under this agreement as revenue for the year ended December 31, 1999. The remaining $750,000 has been recorded in the accompanying balance sheet at December 31, 1999 as Deferred Revenue and will be recognized as revenue over the next year. Additional payments due under this agreement include milestone payments, research support and royalties on future product sales.

      General and administrative expenses were $2,393,000 for the year ended December 31, 1999, compared to $2,472,000 for 1998. The $79,000 or 3% decrease in these expenses related to reduced salary expense due to a reduction in the number of administrative employees. As a result of the BSD acquisition, headcount increased from 15 to 38 employees, and the Company expects the number of employees to increase in future periods to meet its requirements.

      Research and development expenses were $3,354,000 and $3,361,000 for the years ended December 31, 1999 and 1998, respectively. Research costs of the newly acquired BSD operation accounted for $704,000 or 21% of Novavax’s research expenditures for 1999. This additional cost was offset by reductions in the number of products in clinical development programs. The Company expects these efforts to resume during 2000.

      Interest income was $60,000 and $335,000 for the years ended December 31, 1999 and 1998, respectively. The reduction in interest income relates to lower average cash balances during 1999 compared to 1998.

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

      General and administrative expenses include all costs associated with the marketing of the Company’s technology to potential industry partners and those activities associated with identifying additional sources of capital. It also includes costs associated with management and administrative activities. General and administrative expenses were approximately $2,472,000 and $2,437,000 for the years ended December 31, 1998 and 1997, respectively. The increase of $35,000 was attributable to increased costs associated with securing strategic alliances and potential sources of financing.

      Research and development expenses include scientific staffing, supplies and other costs related to the ongoing development of the Novavax technologies as well as the development of the Company’s product candidates. Research and development expenses were approximately $3,361,000 and $2,874,000 for the years ended December 31, 1998 and 1997, respectively. The $487,000 or 17% increase in these expenses was due principally to costs associated with the Company’s Phase II clinical trials.

      Interest income was approximately $335,000 and $245,000 for the years ended December 31, 1998 and 1997, respectively. These amounts reflect interest earned on the average cash balances on hand throughout the year.

Liquidity and Capital Resources

      Novavax’s capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax’s development of commercialization activities and arrangements. The Company currently has three product candidates in development. Future activities including clinical development and the establishment of commercial-scale manufacturing capabilities are subject to the Company’s ability to raise funds through equity financing, or collaborative arrangements with corporate partners. Novavax’s future growth will depend on its ability to commercialize its Novavax technologies for human pharmaceutical applications.

      In February 1997, Novavax received $5,003,000, net of fees and expenses, from the private placement of 1,200,000 shares of its Common Stock with an accredited institutional investor, a principal of which has subsequently become a director of Novavax. In connection with this transaction, Novavax granted warrants to purchase an additional 600,000 shares of the Company’s Common Stock at a price of $6.00 per share and 600,000 shares at $8.00 per share. These warrants have a three-year term, expiring in March 2000.

      In January 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 shares of Series A Custom Convertible Preferred Stock, $1,000 par value (the “Preferred Stock”). The closing occurred on January 28, 1998 (the “Issuance Date”) at an aggregate purchase price of $6,500,000. The Company paid a placement agent fee of $425,000 in connection with this financing.

      The Preferred Stock was convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date, 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American Stock Exchange for the 25 trading days immediately preceding the conversion date (the “Two Day Average Trading Price”) or (ii) during the period on and after the date which is 91 days after the Issuance Date, 94% of the Two Day Average Trading Price (the “Conversion Price”). From the Issuance Date, there was a ceiling price of $6.33 and within the first 180 days after the Issuance Date, the Conversion Price had applicable floor prices, based on conversion dates.

      Prior to the subsequent repurchase of all the outstanding Preferred Stock, $1,522,000 of the original issue had been converted into 1,043,956 shares of Common Stock, pursuant to the terms and conditions of the Preferred Stock. In October 1998, the Company entered into agreements to repurchase the remaining Preferred Stock. The Company repurchased the remaining outstanding $4,979,000 of Preferred Stock plus accrued dividends at the annual rate of five percent. The repurchase was funded with cash balances on hand. The terms of the Preferred Stock required the Company to pay the holders of the Preferred Stock $225,000 in dividends. This amount was paid in cash of $179,000 and through the issuance of 32,492 shares of the Company’s Common Stock, valued at $46,000. The Company incurred transaction fees associated with the placement, conversion and repurchase of the Preferred Stock of $502,000 which are included in the accompanying financial statements as accretion of Preferred Stock.

      In April 1999, the Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of its Common Stock to accredited investors (the “Private Placement”). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Gross proceeds from the Private Placement were $4,128,000. Placement agents’ fees were approximately $215,000, which was paid with cash of $107,000 and 42,933 shares of the Company’s Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company’s Common Stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company’s Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agents. Other costs connected with the Private Placement, including legal, stock exchange listing and registration fees, were approximately $67,000. Net proceeds to the Company from the Private Placement were approximately $4,000,000.

      In January 2000, the Company closed a private placement of 2,813,850 shares of its Common Stock to accredited investors (the “2000 Private Placement”). The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $6.75. The warrants have a three-year term. Gross proceeds from the 2000 Private Placement were $11,255,400. Placement agent fees were approximately $675,000, which was paid in cash. Additionally, non-transferable warrants for the purchase of 281,385 shares of the Company’s Common Stock, with an exercise price of $6.75 per share and a three-year term, were issued to the placement agent. Other costs connected with the 2000 Private Placement, including legal, stock exchange listing and registration fees, were approximately $67,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10,530,000.

      The Company used $3,700,000 during the year ended December 31, 1999 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, preclinical and clinical testing. In addition, Novavax acquired the Biomedical Services Laboratories division of DynCorp for $592,000 in cash. Funding for these transactions was available from the private placement of the Company’s Common Stock in April 1999 and from the $1,000,000 license payment due under the Parkedale agreement. On December 31, 1999, the Company had $732,000 in cash.

      Cash, cash equivalents and marketable securities on March 3, 2000, totaled $10,800,000. Novavax estimates that the money received from the most recent sale of Common Stock and its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for approximately 24 months.

      Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, especially relating to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted to available cash. Moreover, the Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax’s technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item is contained in part under the caption “Executive Officers of the Registrant” in Part I hereof, and the remainder is contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 9, 2000 (the “2000 Proxy Statement”) under the captions “Proposal 1 — Election of Directors” and “Beneficial Ownership of Common Stock” and is incorporated herein by this reference. The Company expects to file the 2000 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 1999.

      Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation

      The information required by this item is contained in the Company’s 2000 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is contained in the Company’s 2000 Proxy Statement under the caption “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is contained in the Company’s 2000 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements:
Report of Independent Accountants; Consolidated Balance Sheets as of December 31, 1999 and 1998; Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997; Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 1998 and 1997; Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules:
Schedules are either not applicable or not required because the information required is contained in the financial statements or notes thereto. Condensed financial information of the Registrant is omitted since there are no substantial amounts of restricted net assets applicable to the Company’s consolidated subsidiaries.
(a)(3)	Exhibits Required to be Filed by Item 601 of Regulation S-K:
Exhibits marked with a single asterisk are filed herewith, and exhibits marked with a double plus sign reference management contracts, compensatory plans or arrangements, filed in response to Item 14 (a)(3) of the instructions to Form 10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Novavax, Inc. [Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26770, filed March 21, 1997 (the “1996 Form 10-K”).]
3.2	Amended and Restated By-laws of Novavax, Inc. [Incorporated by reference to Exhibit 3.2 to the 1996 Form 10-K.]
3.3	Certificate of Designations of Series A Custom Convertible Preferred Stock dated January 28, 1998. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-46409, filed February 17, 1998.]
4.	Specimen stock certificate for shares of Common Stock, par value $.01 per share. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”).]
10.1	License Agreement between IGEN, Inc. and Micro-Pak, Inc. [Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-26770, filed April 1, 1996, (the “1995 Form 10-K”).]
††10.2	1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.4 to the Form 10.]
††10.3	First Amendment to Novavax, Inc. 1995 Stock Option Plan approved by the stockholders of the Company on May 14, 1998, and by the Board of Directors on March 16, 1998. [Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-26770, filed April 15, 1999. (the “1998 Form 10-K”).]
††10.4	Director Stock Option Plan. [Incorporated by reference to Exhibit 10.5 to the Form 10.]
10.5	Agreement of Lease by and between the Company and Rivers Center Associates Limited Partnership, dated September 25, 1996. [Incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K.]
10.6	Stock and Warrant Purchase Agreement dated February 10, 1997 by and between the Company and Anaconda Opportunity Fund, L.P. [Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-22685, filed March 4, 1997 (the “Anaconda S-3”).]

10.7	Form of Warrant issued by the Company to Anaconda Opportunity Fund, L.P. [Incorporated by reference to Exhibit 4.5 to the Anaconda S-3.]
10.8	Forms of Subscription Agreement dated January 23, 1998 and Letter Agreement dated February 19, 1998, by and between the Company and each of the four purchasers, Delta Opportunity Fund, Ltd., Olympus Securities, Ltd., Nelson Partners, OTATO Limited Partnership. [Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3, File No. 333-46409, filed February 17, 1998.]
††10.9	Employment Agreement dated March 31, 1998, by and between the Company and D. Craig Wright [Incorporated by reference to Exhibit 10.14 to the 1998 Form 10-K]
*††10.10	Employment Agreement dated May 13, 1999, by and between the Company and John A. Spears.
*††10.11	Employment Agreement dated March 5, 1999, by and between the Company and Richard J. Harwood.
10.12	Form of Stock and Warrant Purchase Agreement dated April 14, 1999, by and between the Company and the purchasers named therein [Incorporated by reference to Exhibit 10.16 to the 1998 Form 10-K]
*10.13	License Agreement by and between the Company and Parkedale Pharmaceuticals, Inc. dated October 21, 1999.
*10.14	License Agreement by and between the Company and Cantab Pharmaceuitcals Research Limited, dated April 22, 1999.
*10.15	Form of Stock and Warrant Purchase Agreement dated January 28, 2000, by and between the Company and the purchasers named therein.
21	List of Subsidiaries [Incorporated by reference to Exhibit 21 to the 1995 Form 10-K.]
*23	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
*27	Financial Data Schedule
(b)	Reports on Form 8-K:
The Company filed a current report on Form 8-K on August 25, 1999 to report under Item 2 its acquisition of DynCorp’s Biomedical Services Laboratory division. In addition, the Company filed an amendment to the Form 8-K on October 12, 1999 to include under Item 7 the following financial information:
Financial statements of DynCorp Biomedical Services Laboratory.
(1) Report of Independent Accountants dated October 6, 1999.
(2) Statement of Assets Acquired and Liabilities Assumed as of December 31, 1998 and June 30, 1999 (unaudited)
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

Date: March 7, 2000

NOVAVAX, INC.

By:	/s/ JOHN A. SPEARS

John A. Spears, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

Name	Title	Date

/s/ JOHN A. SPEARS John A. Spears	President and Chief Executive Officer and Director	March 7, 2000

/s/ DONALD J. MACPHEE Donald J. MacPhee	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2000
/s/ GARY C. EVANS Gary C. Evans	Director	March 7, 2000
/s/ MITCHELL J. KELLY Mitchell J. Kelly	Director	March 7, 2000
/s/ J. MICHAEL LAZARUS J. Michael Lazarus, M.D.	Director	March 7, 2000
/s/ JOHN O. MARSH, JR. John O. Marsh, Jr.	Director	March 7, 2000
/s/ MICHAEL A. MCMANUS Michael A. McManus	Director	March 7, 2000
/s/ DENIS M. O’DONNELL Denis M. O’Donnell, M.D.	Director	March 7, 2000
/s/ RONALD H. WALKER Ronald H. Walker	Director	March 7, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Novavax, Inc.

      In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of cash flows and of changes in stockholders’ equity, present fairly, in all material respects, the consolidated financial position of Novavax, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

McLean, Virginia

February 26, 2000

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share information)

	For the years ended December 31,

	1999	1998	1997

Revenues	$1,181	$681	$520

Operating expenses:

General and administrative	2,393	2,472	2,437

Research and development	3,354	3,361	2,874

Total operating expenses	5,747	5,833	5,311

Loss from operations	(4,566)	(5,152)	(4,791)

Interest income, net	60	335	244

Net loss	(4,506)	(4,817)	(4,457)

Dividend on preferred stock	—	(225)	—

Deemed dividend on preferred stock	—	(1,583)	—

Accretion of offering cost	—	(420)	—

Loss applicable to common stockholders	$(4,506)	$(7,045)	$(4,547)

Per share information: (basic and diluted) Loss applicable to common stockholders	$(0.31)	$(0.57)	$(0.39)

Weighted average number of common shares outstanding (basic and diluted)	14,511,081	12,428,426	11,667,428

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share information)

	As of December 31,

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$732	$1,031

Accounts receivable	341	138

Prepaid expenses and other current assets	70	38

Total current assets	1,143	1,207

Property and equipment, net	1,053	1,020

Patent costs, net	1,619	1,590

Other assets, net	648	2

Total assets	$4,463	$3,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Debt obligations	$111	$36

Accounts payable	637	793

Accrued payroll	125	29

Total current liabilities	873	858

Deferred revenue	750	—

Total liabilities	1,623	858

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 30,000,000 shares authorized; 15,173,688 issued and 15,167,166 outstanding at December 31, 1999, and 13,253,118 issued and outstanding at December 31, 1998	152	133

Additional paid-in capital	45,622	41,231

Accumulated deficit	(42,894)	(38,388)

Deferred compensation on stock options granted	(5)	(15)

Treasury stock, 6,522 shares, cost basis at December 31, 1999	(35)	—

Total stockholders’ equity	2,840	2,961

Total liabilities and stockholders’ equity	$4,463	$3,819

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,

	1999	1998	1997

Cash flows from operating activities:

Net loss	$(4,506)	$(4,817)	$(4,547)

Reconciliation of net loss to net cash used by operating activities:

Gain on sale of asset	(23)	—	—

Non-cash compensation expense	10	10	577

Depreciation and amortization	382	281	254

Issuance of stock to 401(k) plan	—	22	10

Issuance of stock as compensation	115	—	—

Changes in operating assets and liabilities:

Accounts receivable	(203)	112	(257)

Prepaid expenses and other assets	(45)	224	4

Accounts payable and accrued expenses	(180)	544	(286)

Deferred revenue	750	—	—

Net cash used by operating activities	(3,700)	(3,624)	(4,245)

Cash flows from investing activities:

Proceeds from the sale of marketable securities	—	—	501

Acquisition of business	(592)	—	—

Capital expenditures	(48)	(231)	(45)

Deferred patent costs	(171)	(146)	(198)

Proceeds from sale of asset	25	—	—

Net cash (used) provided by investing activities	(786)	(377)	258

Cash flows from financing activities:

Payment of capital lease obligations	(73)	(38)	(11)

Issuance of preferred stock	—	6,500	—

Dividend on preferred stock	—	(179)	—

Offering costs of preferred and common stock	(173)	(502)	—

Repurchase of preferred stock	—	(4,979)	—

Proceeds from private placements of common stock	4,128	50	5,003

Proceeds from the exercise of stock options	305	333	361

Net cash provided by financing activities	4,187	1,185	5,353

Net change in cash and cash equivalents	(299)	(2,816)	1,366

Cash at beginning of period	1,031	3,847	2,481

Cash and cash equivalents at end of period	$732	$1,031	$3,847

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 1999, 1998 and 1997
(amounts in thousands, except share information)

					Deferred
					Compensation
	Common Stock		Additional		On Stock		Total
			Paid-in		Options	Treasury	Stockholders
	Shares	Dollars	Capital	Deficit	Granted	Stock	Equity

Balance, December 31, 1996	10,660,710	$106	$32,410	$(26,796)	$(603)	$—	$5,117

Company contribution to employee 401(k) plan	771	—	3	—	—	7	10

Amortization of deferred compensation	—	—	—	—	578	—	578

Private sale of common stock, net	1,200,000	12	4,991	—	—		5,003

Exercise of stock options	170,276	2	450	—	—	(90)	362

Net loss	—	—	—	(4,547)	—	—	(4,547)

Balance, December 31, 1997	12,031,757	120	37,853	(31,343)	(25)	(83)	6,522

Company contribution to employee 401(k) plan	42	1	(12)	—	—	33	22

Amortization of deferred compensation	—	—	—	—	10	—	10

Private sale of preferred stock, net	—	—	1,583	—	—	—	1,583

Conversion of preferred stock	1,043,956	11	1,475	—	—	—	1,486

Dividend on preferred stock	32,944	—	—	(225)	—	—	(225)

Deemed dividend on preferred	—	—	—	(1,583)	—	—	(1,583)

Accretion of offering costs	—	—	—	(420)	—	—	(420)

Private sale of common stock, net	—	—	—	—	—	50	50

Exercise of stock options	144,419	1	332	—	—	—	333

Net loss	—	—	—	(4,817)	—	—	(4,817)

Balance, December 31, 1998	13,253,118	133	41,231	(38,388)	(15)	—	2,961

Amortization of deferred compensation	—	—	—	—	10	—	10

Private sale of common stock	1,651,100	17	4,111	—	—	—	4,128

Offering costs	42,933	—	(173)	—	—	—	(173)

Stock issued as compensation	—	—	(43)	—	—	158	115

Exercise of stock options	226,537	2	496	—	—	(193)	305

Net loss	—	—	—	(4,506)	—	—	(4,506)

Balance, December 31, 1999	15,173,688	$152	$45,622	$(42,894)	$(5)	$(35)	$2,840

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation

  Description of Business

      Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), is a biopharmaceutical company focused on the research and development of proprietary topical and oral drug delivery technologies and applications of those technologies. The Company’s technology platforms involve the use of proprietary, microscopic, organized, non-phospholipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, anti-bacterial and anti-viral products and vaccine adjuvants. These technology platforms support three product development programs: hormone replacement therapies, third party drug delivery and vaccine adjuvant applications and anti-microbial agents. Novavax’s recently acquired Biomedical Services Division is engaged in contract research and development and Phase I and Phase II vaccine manufacturing of human vaccines for the Company’s own use and for government laboratories and other vaccine companies. The regulatory process is lengthy, requiring substantial funds, and the Company cannot predict when approval of any product or a license to sell any product might occur. In addition, there can be no assurance the Company will have sufficient funds necessary or that the additional funds will be available at all or on acceptable terms. The Company also recognizes that the commercial launch of any product is subject to certain risks including but not limited to manufacturing scale-up and market acceptance.

  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Novavax and its wholly owned subsidiaries Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Financing Requirements

      Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures.

  Subsequent Event

      In January 2000, the Company closed a private placement of 2,813,850 shares of its Common Stock to accredited investors (the “2000 Private Placement”). The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $6.75. The warrants have a three-year term. Gross proceeds from the 2000 Private Placement were $11,255,400. Placement agent fees were approximately $675,000, which was paid in cash. Additionally, non-transferable warrants for the purchase of 281,385 shares of the Company’s Common Stock, with an exercise price of $6.75 per share and a three-year term, were issued to the placement agent. Other costs connected with the 2000 Private Placement, including legal, stock exchange listing and registration fees, were approximately $50,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10,530,000.

2.  Summary of Significant Accounting Policies

  Cash and Cash Equivalents

      Cash equivalents are considered to be short-term highly liquid investments with original maturities of 90 days or less.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

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

      Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operations. Accumulated depreciation was $871,000 and $691,000 at December 31, 1999 and 1998, respectively.

  Patent Cost

      Costs associated with obtaining patents, principally legal costs and filing fees, are being amortized on a straight-line basis over the remaining economic lives of the respective patents. Accumulated amortization of patent costs was $820,000 and $678,000 at December 31, 1999 and 1998, respectively.

  Stock Based Compensation

      The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

  Impairment of Long-lived Assets

      The Company evaluates the recoverability of the carrying value of its long-lived assets periodically. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets’ carrying value. No such impairment losses have been recognized to date.

  Research and Development Costs

      Research and development costs are expensed as incurred.

  Revenue Recognition

      Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are produced and shipped. Revenues earned under research contracts are recognized when the related contract provisions are met.

  Net Loss Per Share

      Basic earnings per share is computed by dividing the net loss available to common shareholders by the weighted average number of common share outstanding during the period. Diluted loss per share is computed

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

  Net Loss Per Share — (Continued)

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

  Income Taxes

      The Company’s income taxes are determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

      The effect on deferred taxes of changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on management’s determination of the ultimate realizability of future deferred tax assets. The Company has provided a full valuation allowance against its net deferred tax asset as of December 31, 1999 and 1998.

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

  Comprehensive Income

      The Company has adopted the accounting treatment prescribed by SFAS 130, Comprehensive Income. The adoption of this statement had no impact on the Company’s financial statements because the Company did not have any other comprehensive income components.

  Concentration of Credit Risk

      Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. Accounts receivable consist principally of amounts due from the Federal Government, other large institutions and credit worthy companies. The Company monitors the balances of individual accounts to assess any collectibility issues. The Company has not experienced losses related to receivables in the past. As of December 31, 1999, three customers accounted for 53%, 11% and 10% of accounts receivable, which totaled $341,000. As of December 31, 1998, two customers accounted for 65% and 27% of accounts receivable, which totaled $138,000.

  New Accounting Standards

      The Financial Accounting Standards Board (“FASB”) has issued Statement of Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments and Hedging Activities — Deferral of the

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

  New Accounting Standards — (Continued)

Effective Date of SFAS No. 133. This statement amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 by January 1, 2001. Because of the Company’s minimal use of derivatives, management does not anticipate that adoption of this statement will have a material effect on the earnings or financial position of the Company.

3.  Supplemental Cash Flow Information

	1999	1998	1997

	(amounts
	in thousands)

Cash paid for:

Interest	$9	$9	—

      For the years ended December 31, 1999, 1998 and 1997, the Company had the following non-cash financing and investing activities:

	1999	1998	1997

	(amounts
	in thousands)

Capital lease obligation for the purchase of furniture and equipment	$—	$50	$—

4.  Property and Equipment

      Property and equipment, stated at cost, is comprised of the following:

	1999	1998

	(amounts
	in thousands)

Machinery and equipment	$1,433	$1,249

Leasehold improvements	428	329

Equipment under capital leases	—	87

Furniture and fixtures	63	46

	1,924	1,711

Less accumulated depreciation	(871)	(691)

	$1,053	$1,020

      Depreciation expense of $183,500, $152,000 and $134,000 was recorded in the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated depreciation on equipment under capital leases was $33,000 at December 31, 1998.

5.  Acquisition of Biomedical Services Laboratories

      On August 10, 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory (“BSD”) division of DynCorp of Reston, Virginia for

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Acquisition of Biomedical Services Laboratories — (Continued)

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

      The acquisition has been accounted for under the purchase method of accounting for business combinations. The total consideration and direct costs (which include legal and accounting fees of approximately $60,000) for the acquisition was $860,000. The following summarizes management’s allocation of the purchase price based on estimated fair value as of the acquisition date.

		Estimated
	Cost	lives

	(thousands)

Property and equipment	$170	3-7 years

Goodwill and other intangible assets	$690	5 years

      Property and equipment consists primarily of laboratory equipment that the Company believes will continue to be used in the operations of the Division. Other intangible assets included patents, workforce, favorable lease and approved FDA facility. Goodwill and other intangible assets of $690,000 are included in non-current other assets at December 31, 1999. Goodwill and other intangible assets are being amortized over their useful lives of five years. At December 31, 1999, accumulated amortization was $57,500.

      The operating results of BSD have been included in the consolidated statement of operations from the acquisition date. The following summary represents pro forma results of operations as if the acquisition had occurred at the beginning of 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect and are not intended to be indicative of future results.

	Year ended
	December 31,

	1999	1998

	(amounts in thousands,
	except per share
	information)

Revenue	$3,597	$3,037

Net loss	$(4,484)	$(4,798)

Loss per share	$(.31)	$(.57)

6.  Stock Options and Warrants

  1995 Stock Option Plan

      Under the Novavax 1995 Stock Option Plan (the “Plan”), options may be granted to officers, employees and consultants or advisors to Novavax and any present or future subsidiary to purchase a maximum of 4,400,000 shares of Novavax common stock. Incentive options, having a maximum term of ten years, can be granted at no less than 100% of the fair market value of Novavax’s stock at the time of grant and are generally exercisable in cumulative increments over several years from the date of grant. Both incentive and non-statutory stock options may be granted under the Plan. There is no minimum exercise price for non-statutory stock options.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Stock Options and Warrants — (Continued)

  1995 Director Stock Option Plan

      The 1995 Director Stock Option Plan (the “Director Plan”) provides for the issuance of up to 500,000 shares of Novavax Common Stock. The exercise price per share is the fair market value on the date of grant. Options granted to eligible directors are exercisable in full beginning six months after the date of grant and terminate ten years after the date of grant.

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

      Activity under the 1995 Stock Option Plan and 1995 Director Stock Option Plan was:

	1995 Stock	1995 Director
	Option Plan	Stock Option Plan

Balance, December 31, 1996	3,472,861	200,000

Granted at weighted average price of $4.18 per share	300,000	110,000

Exercised at weighted average price of $2.86 per share	(190,693)	—

Expired or canceled at weighted average price of $3.58 per share	(378,610)	—

Balance, December 31, 1997	3,203,558	310,000

Granted at weighted average price of $4.03 per share	501,000	140,000

Exercised at weighted average price of $2.06 per share	(124,419)	—

Expired or canceled at weighted average price of $3.74 per share	(465,892)	(10,000)

Balance, December 31, 1998	3,114,247	440,000

Granted at weighted average price of $3.80 per share	1,078,500	—

Exercised at weighted average price of $2.20 per share	(226,537)	—

Expired or canceled at weighted average price of $4.28 per share	(577,757)	—

Balance, December 31, 1999	3,388,453	440,000

Price range	$0.01 to 7.00	$1.94 to 5.81

Weighted average exercise price	$3.58	$3.45

Exercisable	2,386,499	440,000

Available for grant:

December 31, 1999.	202,124	60,000

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Stock Options and Warrants — (Continued)

  1995 Director Stock Option Plan — (Continued)

      Information with respect to stock options outstanding at December 31, 1999 is as follows:

		Weighted
	Number	Average	Weighted
	of	Remaining	Average
	Options	Contractual	Exercise
Price Range	Outstanding	Life	Price

Options issued at below market value:

$0.01	447,308	6.0	$0.01

Options issued at market value:

$1.21 to 2.50	102,811	8.7	$1.86

$2.51 to 3.50	793,566	5.8	$3.18

$3.51 to 4.50	1,666,518	7.6	$3.81

$4.51 to 7.00	818,250	6.2	$5.60

	3,828,453	6.8	$3.56

      In connection with its stock option plans, Novavax makes no charges to operations in connection with stock options granted at the fair market value at the date of grant. With respect to options which were granted below fair market value at the date of grant, the Company records compensation expense for the difference between the fair market value at the date of grant and the exercise price, as the options become exercisable. $10,000, $9,000 and $472,000 related to such options has been included as compensation expense in 1999, 1998 and 1997, respectively.

      The Company has adopted the disclosure-only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. As such, no compensation cost has been recognized on the Company’s option plans. If the Company had elected to recognize the compensation cost for the 1995 Stock Option Plan and the 1995 Director Stock Option Plan consistent with SFAS 123, the Company’s net loss and loss per share on a pro forma basis would be:

	1999	1998	1997

Net loss applicable to common stockholders (amounts in thousands):

As reported	$(4,506)	$(7,045)	$(4,547)

Pro forma	$(6,430)	$(7,983)	$(5,114)

Basic and diluted loss per share:

As reported	$(.31)	$(.57)	$(.39)

Pro forma	$(.44)	$(.64)	$(.44)

Risk-free interest rates	5.8%	6.0%	5.2%- 7.2%

Expected life in years:

Employees	6.0	6.0	6.0

Directors	3.0	3.0	3.0

Dividend yield	0.0%	0.0%	0.0%

Volatility	69%	105%	47%

Weighted average remaining contractual life in years	6.8	6.7	6.9

Weighted average fair value at date of grant	$3.56	$1.21	$3.41

  Non-Employee Options

      The Company has entered into agreements to receive advisory and consulting services from several individuals, four of whom serve on the Novavax Scientific Advisory Board. Non-qualified stock options have

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Stock Options and Warrants — (Continued)

  Non-Employee Options — (Continued)

been granted to these individuals under the 1995 Stock Option Plan. Using the Black-Scholes option-pricing model, charges of $2,000, $2,000 and $40,000 related to these options have been recorded in the Consolidated Statements of Operations during 1999, 1998 and 1997, respectively.

  Common Stock Warrants

      In connection with the October 1996 private stock sale, the Company provided the underwriter warrants for the purchase of 50,000 shares of common stock. The warrants are fully exercisable at $3.75 per share and expire in October 2001. After giving effect to the anti-dilution provision of these warrants for the April 1999 private placement of the Company’s common stock, the warrants have been revised to allow for the purchase of 51,911 shares at $3.61 per share. In November 1996, in consideration for services performed by a consultant, the Company also issued warrants for 50,000 shares of common stock. The warrants are exercisable at $5.00 per share and expire in November 2001. In March 1997, Novavax privately placed 1,200,000 shares of common stock. As part of the transaction, Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. After giving effect to the anti-dilution provision of these warrants for the April 1999 private placement of the Company’s common stock, the warrants have been revised to allow for the purchase of 622,937 shares at $5.77 per share and 622,937 at $7.70 per share. The warrants have a three-year term and expire in March 2000. In April 1999, Novavax privately placed 1,651,100 shares of common stock. As part of the transaction, Novavax also granted warrants to purchase 412,775 additional shares at an exercise price of $3.75. The placement agent for this transaction was given warrants to purchase 10,733 additional shares at $3.75 and 143,000 additional shares at $3.00. These warrants have a three-year term and expire in April 2002. As of December 31, 1999, no warrants had been exercised. Using the Black-Scholes option-pricing model, charges related to these warrants of $66,000 in 1997 are included in the Statement of Operations.

      Information with respect to warrants to purchase the Company’s common stock at December 31, 1999 is as follows:

Number of
Warrants	Exercise	Expiration
Outstanding	Price	Date

51,911	$3.61	October 2001
50,000	$5.00	November 2001
622,937	$5.77	March 2000
622,937	$7.70	March 2000
423,508	$3.75	April 2002
143,000	$3.00	April 2002

1,914,293

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Income Taxes

      Deferred tax assets (liabilities) included in the balance sheets consist of the following:

	1999	1998

	(amounts in thousands)

Net operating losses	$8,420	$6,880

Research tax credits	1,024	826

Disqualifying stock options	671	719

Alternative-minimum tax credit	94	94

Equipment and furniture	51	30

Intangibles from acquisition	15	—

Deferred patent costs	(626)	(614)

Accrued vacation pay	28	6

Deferred revenues	290	—

	9,967	7,941

Less valuation allowance	(9,967)	(7,941)

Deferred taxes, net	$—	$—

      The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	1999	1998

Statutory federal tax rate	(34)%	(34)%

State income taxes, net of federal benefit	(4)%	(4)%

Disqualifying stock options	3%	1%

Research and development credit	(8)%	(6)%

Alt-min credits	(1)%	(1)%

Other	(1)%	2%

Change in valuation allowance	45%	42%

	—%	—%

      Realization of net deferred tax assets at the balance sheet dates is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 1999 and 1998.

      Novavax has recorded no net provision for income taxes in 1999, 1998 and 1997 in the accompanying financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

      Federal net operating losses and tax credits available to Novavax are as follows:

(amounts
in thousands)

Federal net operating losses expiring through the year 2019	$21,235

State net operating losses expiring through the year 2014.	25,977

Research tax credits expiring through the year 2019.	1,024

Alternative-minimum tax credit (no expiration)	94

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Commitments and Contingencies

      Novavax leases laboratory and office space, machinery and equipment under capital and non-cancelable operating lease agreements expiring at various dates through 2006. Future minimum rental commitments under non-cancelable leases as of December 31, 1999 are as follows:

Operating
Year	Leases

(amounts
in thousands)

2000	$393

2001	347

2002	356

2003	366

2004	364

Thereafter	537

Total lease payments	$2,363

      Aggregate rental expenses approximated $299,000, $219,000 and $279,000 in 1999, 1998 and 1997, respectively.

      In October 1996, the Company entered into a 10-year operating lease for office and laboratory facilities. In connection with this lease agreement, Novavax is required to maintain a “Net Asset Value” of $2,000,000. The term “Net Asset Value” is defined as the difference between the total assets and the total liabilities. If the Net Asset Value falls below $2,000,000, the Company is required to provide other reasonable financial assurances to the landlord within five days of the landlord’s request. The financial assurances may be, but without limitation to, the following: a bond for the landlord’s benefit, an increase in the deposit, or a letter of credit, as reasonably believed necessary by the landlord or its lenders.

      In connection with the BSD acquisition, the Company entered into a five-year operating lease for office and laboratory facilities, which extends through March 2005.

9.  Significant Customers

      Novavax’s revenue includes amounts earned from arrangements with various industry partners. In the year ended December 31, 1999, three customers accounted for 15%, 23% and 35% of the Company’s total revenue. For the year ended December 31, 1998, three customers accounted for 56%, 25% and 11%, compared to 46%, 1% and 43% for the same respective customers for 1997.

10.  Employee Benefits

      The Company has a defined contribution 401(k) retirement plan (the “Plan”), pursuant to which employees who have completed ninety days of employment with the Company as of specified dates may elect to contribute to the Plan, in whole percentages, up to 15% of their compensation and a maximum contribution of $10,500 and $10,000 in 1999 and 1998, respectively. The Company matches 25% of the first 5% of compensation contributed by the participant and $4.00 per week of employment during the year. All contributions by the Company are made quarterly in the form of the Company’s Common Stock and are immediately vested. The Company has recorded charges to expenses related to the Plan of approximately $16,000, $23,000 and $16,000 in 1999, 1998 and 1997, respectively.

11.  Financing Transactions

      In March 1997, the Company received $5,003,000, net of fees and expenses, from the private placement of 1,200,000 shares of its Common Stock with an accredited institutional investor, a principal of which has

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Financing Transactions — (Continued)

subsequently become a director of Novavax. In connection with this transaction, Novavax granted warrants to purchase an additional 600,000 shares of the Company’s Common Stock at $6.00 per share and 600,000 shares at $8.00 per share. These warrants have a three-year term, expiring in March 2000.

      On January 23, 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 shares of Series A Custom Convertible Preferred Stock, $1,000 par value per share (the “Preferred Stock”). The closing occurred on January 28, 1998 (the “Issuance Date”) at an aggregate purchase price of $6,500,000.

      The Preferred Stock was convertible into shares of Common Stock at a conversion price equal to (i) during a period of 90 days following the Issuance Date, 100% of the average of the two lowest consecutive trade prices of the Common Stock as reported on the American Stock Exchange for the 25 trading days immediately preceding the conversion date (the “Two Day Average Trading Price”) or (ii) during the period on and after the date which is 91 days after the Issuance Date, 94% of the Two Day Average Trading Price.

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

(amount
in thousands)

Private sale of preferred stock, net	$4,415

Deemed dividend of preferred stock	1,583

Conversion of preferred stock	(1,439)

Accretion of offering costs	420

Repurchase of preferred stock	(4,979)

—

      In April 1999, the Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of its Common Stock to accredited investors (the “Private Placement”). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Gross proceeds from the Private Placement were $4,128,000. Placement agents’ fees were approximately $215,000, which was paid with cash of $107,000 and 42,933 shares of the Company’s Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company’s Common Stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company’s Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agents. Other costs connected with the Private Placement, including legal, stock exchange listing and registration fees, were approximately $67,000. Net proceeds to the Company from the Private Placement were approximately $4,000,000.

EXHIBIT INDEX

Exhibit

3.1	*
3.2	*
3.3	*
4	*
10.1	*
10.2	*
10.3	*
10.4	*
10.5	*
10.6	*
10.7	*
10.8	*
10.9	*
10.10
10.11
10.12
10.13
10.14
10.15
21	*
23
27

*  These exhibits are incorporated by reference