Form 10-Q
period 2000-03-31
NOVAVAX INC
filed 2000-05-12
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.

March 31, 2000	0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8320 Guilford Road, Columbia, MD	21046
(Address of principal executive offices)	(Zip code)

(301) 854-3900

Registrant’s telephone number, including area code

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  [X]  No  [   ]

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares Outstanding at May 3, 2000

19,387,835

NOVAVAX, INC.

Form 10-Q

For the Quarter Ended March 31, 2000

Index

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Statements of Operations for the three-month periods ended March 31, 2000 and 1999	2

	Balance Sheets as of March 31, 2000 and December 31, 1999	3

	Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share information)
(unaudited)

	Three months ended
	March 31,

	2000	1999

Revenues	$710	$76

Operating expenses:

General and administrative	641	468

Research and development	1,524	497

Total operating expenses	2,165	965

Loss from operations	(1,455)	(889)

Interest income, net	105	8

Net loss	$(1,350)	$(881)

Per share information: (basic and diluted)

Net loss	$(.08)	$(.07)

Weighted average number of common shares outstanding (basic and diluted)	17,322,405	13,253,118

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share information)
(unaudited)

	March 31,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$14,693	$732

Accounts receivable	776	341

Prepaid expenses and other current assets	49	70

Total current assets	15,518	1,143

Property and equipment, net	1,142	1,053

Patent costs, net	1,604	1,619

Other assets, net	614	648

Total assets	$18,878	$4,463

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:

Debt obligations	$74	$111

Accounts payable	614	637

Accrued payroll	105	125

Deferred revenue	613	750

Total liabilities	1,406	1,623

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 30,000,000 shares authorized; 19,787,157 issued and 19,315,224 outstanding at March 31, 2000 and 15,173,688 issued and 15,167,166 outstanding at December 31, 1999	198	152

Additional paid-in capital	66,356	45,622

Accumulated deficit	(44,244)	(42,894)

Deferred compensation on stock options granted	(3)	(5)

Treasury stock, 471,933 and 6,522 shares, cost basis, at March 31, 2000 and December 31, 1999, respectively	(4,835)	(35)

Total stockholders’ equity	17,472	2,840

Total liabilities and stockholders’ equity	$18,878	$4,463

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(unaudited)

	Three months ended
	March 31,

	2000	1999

Cash flows from operating activities:

Net loss	$(1,350)	$(881)

Reconciliation of net loss to net cash used by operating activities:

Non-cash compensation expense	2	3

Depreciation and amortization	102	70

Changes in operating assets and liabilities:

Accounts receivable	(435)	123

Prepaid expenses and other assets	21	(3)

Accounts payable and accrued payroll	(43)	46

Deferred revenue	(137)	—

Net cash used by operating activities	(1,840)	(642)

Cash flows from investing activities:

Capital expenditures	(133)	(21)

Deferred patent costs	(9)	(34)

Net cash used by investing activities	(142)	(55)

Cash flows from financing activities:

Payment of debt obligations	(37)	(10)

Issuance of common stock	11,255	—

Offering costs of common stock	(757)	—

Proceeds from the exercise of stock options and warrants	5,482	—

Net cash provided from (used by) financing activities	15,943	(10)

Net change in cash and cash equivalents	13,961	(707)

Cash and cash equivalents at beginning of period	732	1,031

Cash and cash equivalents at end of period	$14,693	$324

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

      Novavax, Inc., a Delaware corporation, (“Novavax” or the “Company”), is a biopharmaceutical company focused on the research and development of proprietary topical and oral delivery technologies and applications of those technologies. The accompanying consolidated financial statements include the accounts of Novavax and its wholly owned subsidiaries Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements have been prepared by Novavax, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

      Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

2.  FINANCING REQUIREMENTS

      Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures. As of May 4, 2000, Novavax estimates that the money received from the most recent sale of common stock, (see Notes 3 and 4), and its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for the next 18 to 24 months.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

      During the three month period ended March 31, 2000, the Company received $4,007,000 from the exercise of common stock warrants that had been issued in connection with earlier private placements of Novavax’s common stock. Included in this amount was $3,600,000 received from Anaconda Opportunity Fund, a principal of which is a director of Novavax. In connection with additional warrants granted to and exercised by Anaconda, the Company issued 193,680 shares of its common stock in a ‘cashless’ exercise where Novavax accepted 465,410 shares of its common stock, valued at $4,800,000. These shares are included as treasury stock in the accompanying consolidated balance sheets. Additionally, the Company received approximately $1,475,000 from the exercise of common stock options.

4.  FINANCING TRANSACTION

      In January 2000, the Company closed a private placement of 2,813,850 shares of its Common Stock to accredited investors (the “2000 Private Placement”). The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $6.75. The warrants have a three-year term. Gross proceeds from the 2000 Private Placement were $11,255,400. Placement agent fees were approximately $675,000, which was paid in cash. Additionally, non-transferable warrants for the purchase of 281,385 shares of the Company’s Common Stock, with an exercise price of $6.75 per share and a three-year term, were issued to the placement agent. Other

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs connected with the 2000 Private Placement, including legal, stock exchange listing and registration fees, were approximately $82,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10,500,000.

Item 2.

NOVAVAX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

      The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

      The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. Novavax expects the losses to increase in the near-term as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the extensive time period required to develop the Company’s products, or until such time as revenues, to offset the costs, are sufficient to fund its operations.

Three months ended March 31, 2000 compared to 1999

      The net loss was $1,350,000, compared to $881,000 for 1999. Revenues of $710,000 were recognized during the three months ended March 31, 2000, compared to $76,000 for the same period in the prior year. Revenues included $250,000 from a license agreement entered into in October 1999 with Parkedale Pharmaceuticals, a wholly-owned subsidiary of King Pharmaceuticals, Inc. The license agreement included a non-refundable license payment of $1,000,000. Novavax recognized $250,000 under this agreement in the fourth quarter of 1999. The remaining $500,000 has been recorded in the accompanying balance sheet as Deferred Revenue and will be recognized as revenue during the remainder of 2000. Additional revenues were recognized under contracts with the National Institute of Health and other government agencies. Quarterly

NOVAVAX, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION — (Continued)

fluctuations in revenues result from numerous factors including the timing of contracts with industry partners and completion of research and products due under these contracts.

      General and administrative expenses were $641,000 for the three months ended March 31, 2000, compared to $468,000 incurred for the same period in 1999. The $173,000 or 37% increase in these expenses relate to increased salaries expense due to an increase in the number of employees as well as fees related to financing and other transactions. The Company expects to further increase the number of administrative employees during the remainder of 2000.

      Research and development expenses were $1,524,000 and $497,000 for the three months ended March 31, 2000 and 1999, respectively. This $1,027,000 or 207% increase in these expenses relates principally to $583,000 in costs incurred by the Biomedical Services Division, which was acquired in August 1999. The remaining increase of $444,000 relates primarily to costs associated with the Company’s Phase III clinical trial for its ESTRASORB product. Novavax expects costs related to its clinical trials to increase during the remainder of 2000.

      Net interest income was $105,000 and $8,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in the interest income relates to higher average cash balances during the first quarter of 2000 compared to the same period in the prior year.

Liquidity and Capital Resources

      Novavax’s capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax’s development and commercialization activities and arrangements. The Company has three products in clinical trials. Future activities including clinical development and the establishment of commercial-scale manufacturing capabilities are subject to the Company’s ability to raise funds through equity financing, or collaborative arrangements with industry partners.

      In January 2000, the Company closed a private placement of 2,813,850 shares of its Common Stock to accredited investors (the “2000 Private Placement”). The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $6.75. The warrants have a three-year term. Gross proceeds from the 2000 Private Placement were $11,255,400. Placement agent fees were approximately $675,000, which was paid in cash. Additionally, non-transferable warrants for the purchase of 281,385 shares of the Company’s Common Stock, with an exercise price of $6.75 per share and a three-year term, were issued to the placement agent. Other costs connected with the 2000 Private Placement, including legal, stock exchange listing and registration fees, were approximately $82,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10,500,000.

      During the three month period ended March 31, 2000, the Company received $4,007,000 from the exercise of common stock warrants that had been issued in connection with earlier private placements of Novavax’s common stock. Included in this amount was $3,600,000 received from Anaconda Opportunity Fund, a principal of which is a director of Novavax. In connection with additional warrants granted to and exercised by Anaconda, the Company issued 193,680 shares of its common stock in a “cashless’ exercise where Novavax accepted 465,410 shares of its common stock, valued at $4,800,000. These shares are included as treasury stock in the accompanying consolidated balance sheets. Additionally, the Company received approximately $1,475,000 from the exercise of common stock options.

NOVAVAX, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION — (Continued)

Liquidity and Capital Resources, continued

      The Company used $1,982,000 during the three month period ended March 31, 2000 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, pre-clinical and clinical testing. These amounts were funded by cash balances available to the Company.

      Cash and cash equivalents on March 31, 2000 totaled $14,693,000. Novavax estimates that based on historical levels of spending and revenues, existing cash resources will be sufficient to finance its operations for approximately 18 to 24 months from March 31, 2000. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development especially related to outside testing and human clinical trials are discretionary and, accordingly, can be adjusted to available cash. As the Company continues to progress in its clinical development activities and commercial scale-up of product manufacturing, it anticipates increases in spending associated with these activities. Moreover, the Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax’s technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

Item 5.  Quantitative and Qualitative Disclosures about Market Risk

      Not Applicable.

NOVAVAX, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1 — Legal Proceedings

      The Company is not a party to any material pending legal proceedings.

Item 2 — Changes in Securities and Uses of Proceeds

      None

Item 3 — Defaults upon Senior Securities

      None

Item 4 — Submission of Matters to a Vote of Security Holders

      None

Item 5 — Other Information

      None

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits: Exhibit 27 — Financial Data Schedule

(b)	Reports on Form 8-K None

NOVAVAX, INC. AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

NOVAVAX, INC.
(Registrant)

Date: May 12, 2000

By:	/s/ DONALD J. MACPHEE

Donald J. MacPhee Vice President and Treasurer Chief Financial Officer (Principal Financial and Accounting Officer)