Form 10-Q
period 2000-06-30
NOVAVAX INC
filed 2000-08-14
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended        Commission File No.
                        JUNE 30, 2000               0-26770
                        -------------               -------

                                  NOVAVAX, INC.
             (Exact name of registrant as specified in its charter)


                       Delaware                      22-2816046
                      ----------                     ----------
              (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)        Identification No.)

              8320 GUILFORD ROAD, COLUMBIA, MD               21046
              --------------------------------               -----
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

                   Common Shares Outstanding at August 8, 2000

                                   19,396,718

                                  NOVAVAX, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION                                                           PAGE NO.

Item 1.     Financial Statements
            Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 1999............................................3

            Balance Sheets as of June 30, 2000 and December 31, 1999........................4

            Statements of Cash Flows for the six-month periods
            ended June 30, 2000 and 1999....................................................5

            Notes to Financial Statements...................................................6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................  8

PART II. OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders............................12

Item 6.     Exhibits and Reports on Form 8-K...............................................13

Signatures.................................................................................14


                         NOVAVAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                   (UNAUDITED)





                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                 JUNE 30,

                                              2000        1999         2000        1999
                                              ----        ----         ----        ----


  Revenues                                 $   588     $   252     $  1,298     $   328
                                        -----------  ----------  ----------- -----------

  Operating expenses:
   General and administrative                1,302         531        1,943         999
   Research and development                  2,113         627        3,637       1,124
                                        -----------  ----------  ----------- -----------

  Total operating expenses                   3,415       1,158        5,580       2,123
                                        -----------  ----------  ----------- -----------

  Loss from operations                     (2,827)       (906)      (4,282)     (1,795)
  Interest income, net                         186          22          291          30
                                        -----------  ----------  ----------- -----------
  Net loss
                                         $ (2,641)    $  (884)    $ (3,991)  $  (1,765)
                                        -----------  ----------  ----------- -----------

  Per share information (basic and diluted):

   Net loss                               $  (.14)    $  (.06)    $   (.22)    $  (.13)
                                        -----------  ----------  ----------- -----------
  Weighted average number of common
     shares outstanding (basicand
     diluted)                          19,385,903   14,747,719  18,349,819  14,000,418
                                        ===========  ==========  =========== ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)



                                                          JUNE 30,         DECEMBER 31,
                                                            2000              1999
                                                       ---------------  ---------------
 ASSETS                                                  (UNAUDITED)

Current assets:
  Cash and cash equivalents                                  $ 12,285            $ 732
  Accounts receivable                                             668              341
  Prepaid expenses and other current assets                        43               70
                                                       ---------------  ---------------
  Total current assets                                         12,996            1,143

 Property and equipment, net                                    1,450            1,053
 Patent costs, net                                              1,613            1,619
 Other assets                                                     579              648
                                                       ---------------  ---------------

 Total assets                                               $  16,638          $ 4,463
                                                       ===============  ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Capital lease obligations, current maturities              $     37          $   111
  Accounts payable                                              1,311              637
  Accrued payroll                                                 116              125
  Deferred revenue                                                250              750
                                                       ---------------  ---------------
 Total current liabilities                                      1,714            1,623
                                                       ---------------  ---------------

 Commitments and contingencies

 Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
  authorized; no shares issued and outstanding                     --                --
   Common stock, $.01 par value, 50,000,000 and
    30,000,000 shares authorized at June 30, 2000
    and December 31, 1999, respectively; 19,868,651
    issued and 19,396,718 outstanding at June 30,
    2000 and 15,173,688 issued and 15,167,166
    outstanding at December 31, 1999                              199              152
  Additional paid-in capital                                   66,448           45,622
  Accumulated deficit                                         (46,885)         (42,894)
  Deferred compensation on stock options granted                   (3)              (5)
  Treasury stock, 471,933 and 6,522 shares, cost
   basis, at June 30, 2000 and December 31, 1999,
   respectively                                                (4,835)             (35)
                                                       ---------------  ---------------
 Total stockholders' equity                                    14,924            2,840
                                                       ---------------  ---------------

 Total liabilities and stockholders' equity                  $ 16,638          $ 4,463
                                                       ===============  ===============




The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                  2000       1999
                                                                --------  --------
      Cash flows from operating activities:
      Net loss                                                  $(3,991)   $(1,765)
      Reconciliation of net loss to net cash used by
       operating activities:
       Non-cash compensation expense                                  2          5
       Depreciation and amortization                                206        139
       Changes in operating assets and liabilities:
        Accounts receivable                                        (327)       (19)
        Prepaid expenses and other assets                            27         (3)
        Accounts payable and accrued expenses                       665       (541)
        Deferred revenue                                           (500)        --
                                                                ---------  --------
      Net cash used by operating activities                      (3,918)    (2,184)
                                                                ---------  --------

      Cash flows from investing activities:
       Capital expenditures                                        (485)       (21)
       Deferred patent costs                                        (43)       (71)
                                                                ---------  --------

      Net cash used by investing activities                        (528)       (92)
                                                                ---------  --------

      Cash flows from financing activities:
       Payment of debt obligations                                  (74)       (18)
       Issuance of common stock                                  11,255      4,128
       Offering costs of common stock                              (757)      (174)
       Proceeds from the exercise of stock options and
       warrants                                                   5,575         85
                                                                ---------  --------
      Net cash provided by financing activities                  15,999      4,021
                                                                ---------  --------

      Net change in cash and cash equivalents                    11,553      1,745
      Cash and cash equivalents at beginning of period              732      1,031
                                                                ---------  --------


      Cash and cash equivalents at end of period                $ 12,285   $ 2,776
                                                                =========  ========


The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Novavax, Inc., a Delaware corporation, ("Novavax" or the "Company"), is a biopharmaceutical company engaged in the research and development of differentiated drug products primarily in the fields of women's health, infectious diseases and cancer. The accompanying consolidated financial statements include the accounts of Novavax and its wholly-owned subsidiaries, Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements have been prepared by Novavax, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. FINANCING REQUIREMENTS

Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures. As of August 8, 2000, Novavax estimates that its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for the next 15 to 21 months.

3. SUPPLEMENTAL CASH FLOW INFORMATION

During the six month period ended June 30, 2000, the Company received $4,277,000 from the exercise of existing common stock warrants that had been issued in connection with earlier private placements of Novavax's common stock. Included in this amount was $3,600,000 received from Anaconda Opportunity Fund, a principal of which is a director of Novavax. In connection with additional warrants exercised by Anaconda, the Company issued 193,680 shares of its common stock in a 'cashless' exercise where Novavax accepted 465,410 shares of its common stock, valued at $4,800,000. These shares are included as treasury stock in the accompanying consolidated balance sheets. Additionally, the Company received approximately $1,298,000 from the exercise of previously issued common stock options.

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. FINANCING TRANSACTION

In January 2000, the Company closed a private placement of 2,813,850 shares of its Common Stock to accredited investors (the "2000 Private Placement"). The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $6.75 per warrant. The warrants have a three-year term. Gross proceeds from the 2000 Private Placement were $11,255,400. Placement agent fees were approximately $675,000, which was paid in cash. Additionally, non-transferable warrants for the purchase of 281,385 shares of the Company's Common Stock, with an exercise price of $6.75 per share and a three-year term, were issued to the placement agent. Other costs connected with the 2000 Private Placement, including legal, stock exchange listing and registration fees, were approximately $82,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10,500,000.

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

Such factors include, among other things, the following: general economic and business conditions; competition; unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; statements regarding establishment of commercial-scale manufacturing capabilities; statements regarding future collaboration with industry partners; results of clinical studies; research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein.

All forward-looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Accordingly, past results and trends should not be used to anticipate future results or trends.

The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999

The net loss was $2,641,000, compared to $884,000 for 1999, an increase of $1,757,000 or 199%. Revenues of $588,000 were recognized during the three months ended June 30, 2000, compared to $252,000 for the same period in the prior year. Revenues included $250,000 from a license agreement entered into in October 1999 with Parkedale Pharmaceuticals, a wholly-owned subsidiary of King Pharmaceuticals, Inc. The license agreement included a non-refundable license payment of $1,000,000. Novavax recognized $250,000 under this agreement in the fourth quarter of 1999 as well as the first quarter of 2000. The remaining $250,000 has been recorded in the accompanying balance sheet as Deferred Revenue and will be recognized as revenue during the third quarter of 2000. Additional revenues were recognized under contracts with the National Institute of Health and other government agencies. Quarterly fluctuations in revenues result from numerous factors including the timing of contracts with industry partners and completion of research and products due under these contracts.

General and administrative expenses were $1,302,000 for the three months ended June 30, 2000, compared to $531,000 incurred for the same period in 1999. The $771,000 or 145% increase in these expenses related to increased salary expense due to an increase in the number of employees, as well as fees related to financing, bid and proposal costs related to government contracts and other transactions. The Company expects to further increase the number of administrative employees during the remainder of 2000.

Research and development expenses were $2,113,000 and $627,000 for the three months ended June 30, 2000 and 1999, respectively. This $1,486,000 or 237% increase in these expenses relates principally to $589,000 incurred by the Biomedical Services Division, which was acquired in August 1999. The remaining increase of $897,000 relates primarily to cost associated with the Company's Phase III clinical trial for its ESTRASORB product as well as manufacturing process validation costs for this product. Novavax expects cost related to its clinical trials and manufacturing process costs to continue to increase during the remainder of 2000.

Net interest income was $186,000 and $22,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in the interest income relates to higher average cash balances during the second quarter of 2000 compared to the same period in the prior year.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999

The net loss for the six month period ended June 30, 2000 was $3,991,000, compared to $1,765,000 for similar period in 1999, an increase of $2,226,000 or 126%. Revenues of $1,298,000 were recognized during the six months ended June 30, 2000, compared to $328,000 for the same period in the prior year. Revenues included $500,000 from a license agreement entered into in October 1999 with Parkedale Pharmaceuticals, a wholly-owned subsidiary of King Pharmaceuticals, Inc. The license agreement included a non-refundable license payment of $1,000,000. Novavax recognized $250,000 under this agreement in the fourth quarter of 1999. The remaining $250,000 has been recorded in the accompanying balance sheet as Deferred Revenue and will be recognized as revenue during the third quarter of 2000. Additional revenues were recognized under contracts with the National Institute of Health and other government agencies.

General and administrative expenses were $1,943,000 for the six months ended June 30, 2000, compared to $999,000 incurred for the same period in 1999. The $944,000 or 95% increase in these expenses related to increased salaries expense due to an increase in the number of employees, as well as fees related to financing and other transactions. The Company expects to further increase the number of administrative employees during the remainder of 2000.

Research and development expenses were $3,637,000 and $1,124,000 for the six months ended June 30, 2000 and 1999, respectively. This $2,513,000 or 224% increase in these expenses relates principally to $1,179,000 incurred by the Biomedical Services Division, which was acquired in August 1999. The remaining increase of $1,334,000 relates primarily to cost associated with the Company's Phase III clinical trial for its ESTRASORB product as well as manufacturing process validation costs associated with this product. Novavax expects cost related to its clinical trials and manufacturing processes to continue to increase during the remainder of 2000.

Net interest income was $291,000 and $30,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in the interest income relates to higher average cash balances during 2000 compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development and commercialization activities and arrangements. The Company has two products in clinical trials. Future activities including clinical development and the establishment of commercial-scale manufacturing capabilities are subject to the Company's ability to raise funds through equity financing or collaborative arrangements with industry partners.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company used $4,446,000 during the six month period ended June 30, 2000 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, and pre-clinical and clinical testing. Cash balances available to the Company, including the financing described in Notes 3 and 4 of the accompanying financial statements, funded these expenditures.

Cash and cash equivalents on June 30, 2000 totaled $12,285,000. Novavax estimates that based on historical levels of spending and revenues, existing cash resources will be sufficient to finance its operations for approximately 15 to 21 months from August 8, 2000. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, including these related to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted to available cash. As the Company continues to progress in its clinical development activities and commercial scale-up of product manufacturing, it anticipates future increases in spending associated with these activities. Moreover, the Company will continue to seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax's technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                         NOVAVAX, INC. AND SUBSIDIARIES
                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

       The Company is not a party to any material pending legal proceedings.

Item 2 - Changes in Securities

       None.

Item 3 - Defaults upon Senior Securities

       None.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's Annual Meeting of Stockholders held on May 9, 2000, the following proposals were adopted by the vote specified below:

1. To elect the following nominees as Class II Directors to server on the Board of Directors for a three year term expiring at the Annual Meeting of Stockholders in 2003.

                                          FOR             ABSTAIN
            J. Michael Lazarus, M.D.   14,223,831        1,166,753
            John O. Marsh, Jr.         11,918,328        3,472,256
            Gary C. Evans              11,861,378        3,529,206

2. To approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock ($.01 par value) by 20,000,000 from 30,000,000 to 50,000,000.

                  FOR               AGAINST           ABSTAIN
                  13,485,542        1,831,505         73,537

3. To approve an amendment to the 1995 Novavax, Inc. Stock Option Plan increasing the number of shares of Common Stock authorized for issuance thereunder by 1,600,000 from 4,400,000 to 6,000,000.

                  FOR         AGAINST     ABSTAIN     DEL NON-VOTE
                  6,861,723   2,097,815   74,392      6,356,654

4. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the current fiscal year ending December 31, 2000.

                  FOR         AGAINST      ABSTAIN
                 14,713,746   577,747      99,091

                         NOVAVAX, INC. AND SUBSIDIARIES
                           PART II OTHER INFORMATION

Item 5 - Other Information

       None.

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits:
       Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K
      None.

                         NOVAVAX, INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                          NOVAVAX, INC.
                                          (Registrant)




Date:  August 14, 2000                    By:  /s/  John A. Spears
                                          ------------------------
                                          John A. Spears
                                          President and Chief Executive Officer
                                           (Principal Financial and Accounting
                                                   Officer)