Form 10-Q
period 2000-09-30
NOVAVAX INC
filed 2000-11-13
CIK 1000694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For Quarter Ended       Commission File No.
                       SEPTEMBER 30, 2000          0-26770
                       ------------------          -------


                                  NOVAVAX, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                22-2816046
     --------                                                ----------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


8320 GUILFORD ROAD, COLUMBIA, MD                                        21046
--------------------------------                                        ------
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

            Common Shares Outstanding at October 31, 2000: 19,539,593

                                  NOVAVAX, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                             PAGE NO.


Item 1       Financial Statements

             Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...........................................3

             Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999..................................................................................4

             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2000 and 1999..................................................................................5

             Notes to Consolidated Financial Statements...........................................................................6

Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............................................................................9

Item 3       Quantitative and Qualitative Disclosure about Market Risk............................................................*

PART II.  OTHER INFORMATION

Item 1       Legal Proceedings....................................................................................................*

Item 2       Changes in Securities................................................................................................*

Item 3       Defaults upon Senior Securities......................................................................................*

Item 4       Submission of Matters to a Vote of Security Holders..................................................................*

Item 5       Other Information....................................................................................................*

Item 6       Exhibits and Reports on Form 8-K....................................................................................13

Signature........................................................................................................................14


*No information provided due to inapplicability of item.

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                         NOVAVAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                                           2000                   1999
                                                                                    ---------------------    ---------------
ASSETS                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                                  $    10,059         $      732
  Accounts receivable                                                                                613                341
  Prepaid expenses and other current assets                                                           34                 70
                                                                                    ---------------------    ---------------
      Total current assets                                                                        10,706              1,143

Property and equipment, net                                                                        1,549              1,053
Patent costs, net                                                                                  1,603              1,619
Other assets                                                                                         629                648
                                                                                    ---------------------    ---------------

Total assets                                                                                 $    14,487         $    4,463
                                                                                    =====================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations, current maturities                                              $         0         $      111
  Accounts payable                                                                                 1,925                637
  Accrued payroll                                                                                    102                125
  Deferred revenue                                                                                     0                750
                                                                                    ---------------------    ---------------
Total current liabilities                                                                          2,027              1,623
                                                                                    ---------------------    ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued and outstanding                                                                 --               --
  Common stock, $.01 par value, 50,000,000 and 30,000,000
     shares authorized at September 30, 2000 and December 31, 1999, respectively; 20,005,526 issued and 19,533,593 outstanding at
     September 30, 2000 and 15,173,688 issued and 15,167,166
     outstanding at December 31, 1999                                                                200                152
  Additional paid-in capital                                                                      67,194             45,622
  Accumulated deficit                                                                           (50,098)           (42,894)
  Deferred compensation on stock options granted                                                     (1)                (5)
  Treasury stock, 471,933 and 6,522 shares, cost basis, at
     September 30, 2000 and December 31, 1999, respectively                                      (4,835)               (35)
                                                                                    ---------------------    ---------------
Total stockholders' equity                                                                        12,460              2,840
                                                                                    ---------------------    ---------------

Total liabilities and stockholders' equity                                                      $ 14,487            $ 4,463
                                                                                    =====================    ===============



The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                                SEPTEMBER 30,
                                                        2000                 1999                 2000                  1999
                                                        ----                 ----                 ----                  ----

   Revenues                                          $         370        $         143        $        1,668       $          471
                                                  -----------------    -----------------    ------------------    -----------------

   Operating expenses:
     General and administrative                                822                  807                 2,765                1,806
     Research and development                                2,924                1,119                 6,561                2,243
                                                  -----------------    -----------------    ------------------    -----------------

     Total operating expenses                                3,746                1,926                 9,326                4,049
                                                  -----------------    -----------------    ------------------    -----------------

   Loss from operations                                    (3,376)              (1,783)               (7,658)              (3,578)
   Interest income, net                                        163                   14                   454                   44
                                                  -----------------    -----------------    ------------------    -----------------
   Net loss                                          $     (3,213)        $     (1,769)        $      (7,204)       $      (3,534)
                                                  =================    =================    ==================    =================



  Basic and diluted net loss per share               $       (.17)        $       (.12)        $        (.38)       $        (.25)
                                                  =================    =================    ==================    =================

   Weighted average shares used in computing
     net loss per share                                 19,462,812           14,980,410            18,727,414           14,333,446
                                                  =================    =================    ==================    =================




The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                      2000              1999
                                                                                                      ----              ----

         Operating Activities:
           Net loss                                                                               $     (7,204)        $  (3,534)
           Adjustments to reconcile net loss to net cash used by
             operating activities:
             Non-cash compensation expense                                                                   4                 7
             Depreciation and amortization                                                                 309               254
             Changes in operating assets and liabilities:
                 Accounts receivable                                                                      (272)               72
                 Prepaid expenses and other assets                                                         (49)               (4)
                 Accounts payable and accrued expenses                                                    1265              (152)
                 Deferred revenue                                                                         (750)               --
                                                                                                  --------------       -----------
                      Net cash used in operating activities                                             (6,697)           (3,357)
                                                                                                  --------------       -----------

         Investing Activities:
             Acquisition of business                                                                        --              (592)
             Capital expenditures                                                                         (627)              (24)
             Deferred patent costs                                                                         (58)              (75)
                                                                                                  --------------       -----------
                 Net cash used in investing activities                                                    (685)             (691)
                                                                                                  --------------       -----------

         Financing Activities:
              Payment of debt obligations                                                                 (111)              (28)
              Issuance of common stock                                                                  11,255             4,128
              Offering costs of common stock                                                              (757)             (174)
              Proceeds from the exercise of stock options and warrants                                   6,322               139
                                                                                                  --------------       -----------
                 Net cash provided by financing activities                                              16,709             4,065
                                                                                                  --------------       -----------

         Net increase in cash and cash equivalents                                                       9,327                17
         Cash and cash equivalents at beginning of period                                                  732             1,031
                                                                                                  --------------       -----------

         Cash and cash equivalents at end of period                                               $     10,059         $   1,048
                                                                                                  ==============       ===========





The accompanying notes are an integral part of the consolidated financial statements.

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Novavax, Inc., a Delaware corporation, ("Novavax" or the "Company"), is a biopharmaceutical drug delivery company engaged in the research and development of differentiated drug products primarily in the fields of women's health, infectious diseases and cancer. The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 are unaudited and include the accounts of Novavax and its wholly-owned subsidiaries, Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements have been prepared by Novavax, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive.

3. FINANCING REQUIREMENTS

Past spending levels are not necessarily indicative of future spending. The Company will seek to establish one or more collaborations with industry partners to defray the costs of clinical trials and other related activities. Novavax will also seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies, contracts with government agencies or from other sources. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures. Novavax estimates that its existing cash resources will be sufficient to finance its operations at current and projected levels of development activity for the next 12 to 18 months, without giving effect to the pending acquisition in Note 6 and any future financing.

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4. SUPPLEMENTAL CASH FLOW INFORMATION

During the nine month period ended September 30, 2000, the Company received $4.3 million from the exercise of existing common stock warrants that had been issued in connection with earlier private placements of Novavax's common stock. Included in this amount was $3.6 million received from Anaconda Opportunity Fund, a principal of which is a director of Novavax. In connection with additional warrants exercised by Anaconda, the Company issued 193,680 shares of its common stock in a 'cashless' exercise where Novavax accepted 465,410 shares of its common stock, valued at $4.8 million. These shares are included as treasury stock in the accompanying consolidated balance sheets. Additionally, during the same period, the Company has received approximately $2.0 million from the exercise of previously issued common stock options.

5. FINANCING TRANSACTION

In January 2000, the Company closed a private placement of 2,813,850 shares of its Common Stock to accredited investors (the "2000 Private Placement"). The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $6.75 per warrant. The warrants have a three-year term. Gross proceeds from the 2000 Private Placement were $11.3 million. Placement agent fees were approximately $675,000, which was paid in cash. Additionally, non-transferable warrants for the purchase of 281,385 shares of the Company's Common Stock, with an exercise price of $6.75 per share and a three-year term, were issued to the placement agent. Other costs connected with the 2000 Private Placement, including legal, stock exchange listing and registration fees, were approximately $82,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10.5 million.

6. SUBSEQUENT EVENT

On October 4, 2000, Novavax entered into a definitive agreement to acquire privately held Fielding Pharmaceutical Company ("Fielding"), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women's health. Under the terms of the agreement, Fielding will merge into a wholly-owned subsidiary of Novavax. The stockholders of Fielding will receive $31.5 million, consisting of $13.0 million in cash and the remainder in shares of Common Stock of the Company. An additional $5.0 million in either Common Stock of the Company or cash, could be paid to former Fielding shareholders upon the successful and timely achievement of certain milestones relating to the financial performance of Fielding over the next 12 to 18 months. As part of the transaction, Fielding will

                         NOVAVAX, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


have the option to nominate one member to the Board of Directors of Novavax. The transaction is subject to customary closing conditions and is contingent upon Novavax's receipt of satisfactory financing to fund the transaction within 90 days from the agreement date. The Company has retained financial advisors in connection with the acquisition and financing. The acquisition will be accounted for under the purchase method of accounting for business acquisitions. Established in 1959, Fielding markets women's healthcare products nationally to obstetricians and gynecologists through its 59 member sales force. Fielding's products include Nestabs(R), a complete line of pre-natal vitamins, Gynodiol(R), an oral form of estrogen replacement therapy, as well as several other over-the-counter women's healthcare products. Fielding fills, packages and warehouses all of its own products, which are purchased from contract manufacturers. For the year ended December 31, 1999, Fielding recorded approximately $12.0 million in revenue.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On October 4, 2000, Novavax entered into a definitive agreement to acquire privately held Fielding Pharmaceutical Company ("Fielding"), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women's health. Under the terms of the agreement, Fielding will merge into a wholly-owned subsidiary of Novavax. The stockholders of Fielding will receive $31.5 million, consisting of $13.0 million in cash and the remainder in shares of Common Stock of the Company. An additional $5.0 million in either Common Stock of the Company or cash, could be paid to former Fielding shareholders upon the successful and timely achievement of certain milestones relating to the financial performance of Fielding over the next 12 to 18 months. As part of the transaction, Fielding will have the option to nominate one member to the Board of Directors of Novavax. The transaction is subject to customary closing conditions and is contingent upon Novavax's receipt of satisfactory financing to fund the transaction within 90 days from the agreement date. The Company has retained financial advisors in connection with the acquisition and financing.

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

RESULTS OF OPERATIONS

The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. As of September 30, 2000 our accumulated deficit was approximately $50.1 million. Novavax expects the losses to increase in the near-term, without giving effect to the Fielding transaction noted above, as it conducts additional human clinical trials and seeks regulatory approval for its product candidates. The Company also expects to continue to incur substantial operating losses over the time period required to develop the Company's products, or until such time as revenues, to offset the costs, are sufficient to fund its operations.

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2000") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999")


Net loss for 2000 was $3.2 million or $(0.17) per share, compared to $1.8 million or $(0.12) per share for 1999, an increase of $1.4 million or $(0.5) per share. Revenues of $370,000 were recognized during 2000, compared to $143,000 for the same period in 1999. Revenues included $250,000 from a license agreement entered into in October 1999 with Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of King Pharmaceuticals, Inc. The license agreement included a non-refundable license payment of $1.0 million. Novavax recognized $250,000 under this agreement in the fourth quarter of 1999 as well as in each of the first three quarters of 2000. Additional revenues were recognized under contracts with the National Institutes of Health and other government agencies. Other quarterly fluctuations in revenues result from numerous factors including the timing of contracts with industry partners and completion of research and products due under these contracts.

General and administrative expenses were $822,000 for 2000, compared to $807,000 incurred for the same period in 1999, an increase of $15,000 or 2%. Research and development expenses were $2.9 million and $1.1 million for 2000 and 1999, respectively. This $1.8 million, or 161%, increase in research and development expenses is primarily due to costs associated with the Company's clinical trials and manufacturing process validation related to its ESTRASORB product, which is currently in Phase III clinical trials. Additional increases in 2000 relate to the effect of a full three months of expenses incurred by the Company's Biomedical Services Division which was acquired in August 1999. Novavax expects costs related to its clinical trials and manufacturing process validation to continue to increase during the remainder of 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Net interest income was $163,000 and $14,000 for 2000 and 1999, respectively. The increase in the interest income relates to higher average cash balances during 2000 compared to 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999")

Net loss for 2000 was $7.2 million or $(0.38) per share, compared to $3.5 million or $(0.25) per share for 1999, an increase of $3.7 million or $(0.13) per share. Revenues of $1.7 million were recognized during 2000, compared to $471,000 for 1999. Revenues in 2000 include $750,000 from a license agreement entered into in October 1999 with Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of King Pharmaceuticals, Inc. The license agreement included a non-refundable license payment of $1.0 million. Novavax recognized $250,000 under this agreement in the fourth quarter of 1999. The balance of revenues were recognized under contracts with the National Institutes of Health and other government agencies.

General and administrative expenses were $2.8 million for 2000, compared to $1.8 million incurred in 1999. The $1.0 million or 55% increase primarily relates to increased salaries expense due to an increase in the number of employees, as well as fees related to financing and other transactions during 2000. The Company expects to further increase the number of administrative employees during the remainder of 2000 to support additional research programs, clinical trials, and the initiation of commercialization activities.

Research and development expenses were $6.6 million and $2.2 million for 2000 and 1999, respectively. This $4.4 million or 200% increase in research and development expenses relates primarily to two factors. First, there was a significant increase in costs associated with the Company's clinical trials and manufacturing process validation related to its ESTRASORB product, which is currently in Phase III clinical trials. Secondly, there were increases in 2000 related to the effect of a full nine months of expenses incurred by the Company's Biomedical Services Division, which was acquired in August 1999. Novavax expects costs related to its clinical trials and manufacturing process validation to continue to increase during the remainder of 2000.

Net interest income was $454,000 and $44,000 for 2000 and 1999, respectively. The increase in the interest income relates to higher average cash balances during 2000 compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

Novavax's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in Novavax's development and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

commercialization activities and arrangements. The Company has two products in clinical trials. Future activities including clinical development, the establishment of commercial-scale manufacturing capabilities and developing sales and marketing programs is subject to the Company's ability to raise funds through equity financing or collaborative arrangements with industry partners.

The Company used $7.4 million during the nine month period ended September 30, 2000 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, and pre-clinical and clinical testing. Cash balances available to the Company, including the financings described in Notes 4 and 5 of the accompanying financial statements, funded these expenditures.

Cash and cash equivalents totaled $10.0 million at September 30, 2000 compared to $732,000 at December 31, 1999. Novavax estimates that based on historical levels of spending and revenues, without giving effect to the pending Fielding acquisition noted above, or any future financing, existing cash resources will be sufficient to finance its operations for approximately 12 to 18 months. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, including these related to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted to available cash. As the Company continues to progress in its clinical development activities and commercial scale-up of product manufacturing, it anticipates future increases in spending associated with these activities. Moreover, the Company will continue to seek to establish one or more collaborations with industry partners, to defray the costs of clinical trials and other related activities. Novavax will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies, government agency contracts or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of Novavax's technologies and products. If adequate funds are not available, Novavax may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

PART II. OTHER INFORMATION

                       NOVAVAX, INC. AND SUBSIDIARIES


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

Item 5 - Other Information

        None.

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits:
        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

        1. The Company filed a current report on Form 8-K dated July 18, 2000 to report under Item 4 the dismissal of PricewaterhouseCoopers LLP as its independent accountants.
        2. The Company filed a current report on Form 8-K dated September 19, 2000 to report the engagement of Ernst & Young LLP to act as its independent accountants.
        3.  The Company filed a current report on Form 8-K dated October 4,
            2000 to report the Agreement and Plan of Merger to acquire privately held Fielding Pharmaceutical Company.

                         NOVAVAX, INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                          NOVAVAX, INC.
                                          (Registrant)



Date:  November 13, 2000                  By:  /s/  Dennis W. Genge
                                          -------------------------
                                          Dennis W. Genge
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)