Form 10-K
period 2000-12-31
NOVAVAX INC
filed 2001-03-29
CIK 1000694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of 18,675,548 shares of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant at March 16, 2001, as computed by reference to the closing price of such stock, was approximately $157,808,381.

      The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding at March 16, 2001 was 22,247,533 shares.

Documents Incorporated By Reference

     Portions of the Registrant’s Proxy Statement to be filed not later than 120 days after December 31, 2000, in connection with the Registrant’s 2001 Annual Meeting of Stockholders, referred to herein as the “Proxy Statement,” are incorporated by reference into Part III of this Form 10-K. Certain exhibits filed with the Registrant’s prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

PART I

Item 1.  Business

      The discussion of our business contained in this annual report on form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at “Risks and Uncertainties.” While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

  Overview

      Novavax, Inc. (“Novavax”, “we”, “our”, or the “Company”) is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. We were incorporated in Delaware in 1987. Our principal executive offices are located at 8320 Guilford Road, Columbia, Maryland 21046.

      Through a series of strategic initiatives, Novavax has evolved from a technology-based biotechnology company into a fully integrated pharmaceutical company. These strategic initiatives have included the:

•	Acquisition of a profitable women’s healthcare pharmaceutical company;

•	Acquisition of a fully staffed vaccine manufacturing and development operation;

•	Expansion of our women’s healthcare product lines through product purchases and co-promotion agreements;

•	Completion of a pivotal Phase III clinical trial for our estrogen replacement product, ESTRASORB™.

      These initiatives were funded through two private placements of our common stock in 1999 and 2000 and the issuance of a convertible note in 2000.

Recent Developments

  Fielding Pharmaceutical Company Acquisition

      In December 2000, we acquired the privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. Under the terms of the acquisition agreement, we acquired 100% of the outstanding shares of Fielding for $31.5 million, consisting of $13 million in cash and 2,312,501 shares of Novavax common stock, valued at $18.5 million. An additional $5 million in either Novavax common stock or cash will be paid to former Fielding shareholders in March 2002.

      Fielding was established in 1959 and markets women’s healthcare products nationally to obstetricians and gynecologists through its sales force of over 60 personnel. Fielding’s products included Nestabs®, a complete line of pre-natal vitamins; Gynodiol®, an oral form of estrogen replacement therapy, as well as several other over-the-counter (“OTC”) women’s healthcare products. We intend to use Fielding to sell, market and distribute additional future products. Fielding fills, packages and warehouses all of its own products, which are purchased from contract manufacturers.

  Biomedical Services Laboratory Acquisition

      In August 1999, we acquired substantially all of the assets of the Biomedical Services Laboratory (“BSD”) division of DynCorp of Reston, Virginia. The total consideration and direct costs for the acquisition were $860,000. The research and development activities of BSD are conducted in an approximately 12,000 square foot facility located in Rockville, Maryland. BSD is engaged in contract research, development and pilot manufacturing of human vaccines for government laboratories, principally National Institutes of Health (“NIH”), and other vaccine companies.

  King Pharmaceuticals, Inc. Transactions

      In December 2000, King Pharmaceuticals, Inc., (“King”) agreed to make a $25 million convertible note investment in Novavax. The note is convertible into Novavax Common Stock at $10.00 per share. The note carries a 4% coupon payable semi-annually in cash and stock. As part of the transaction, we received $20 million in December 2000 and will receive an additional $5 million when we file a New Drug Application (“NDA”) for our topical transdermal estrogen replacement therapy, ESTRASORB™, expected to be filed in the first half of 2001. We used a portion of the funds to complete our acquisition of Fielding and will use the balance for general operating purposes. In January 2001, we also signed a co-promotion agreement with King for ESTRASORB™, in the United States. In addition, we will combine U.S. sales efforts with King to begin co-promoting one of King’s products already on the market, Nordette®, a birth control pill. In another agreement, we also acquired AVC™ Cream and Suppositories from King in January 2001, for $3.3 million, which has been marketed by King for the treatment of vaginal bacterial infections.

Our Products and Product Candidates

      The tables below provides a summary of our products and product development candidates which are discussed in further detail herein:

  Women’s Health Products

Product	Indications	Status

Nestabs®	Prescription Pre-Natal Vitamins	Marketed
Gynodiol®	Oral Estrogen Replacement Therapy	Marketed
Vitelle®	OTC Women’s Health Products	Marketed
AVC™	Vaginal Bacterial Infection	Marketed
Nordette® (co-promote)	Birth Control Pill	Marketed
ESTRASORB™	Transdermal Lotion for Estrogen replacement	Phase III
ANDROSORB™	Transdermal Lotion for Testosterone replacement	Phase I/II
ANDRO-JECTTM	Injectable Testosterone Therapy	Preclinical

  Infectious Disease Vaccines

Product	Collaboraton/Partner	Status

Human Papillomavirus (“HPV16”) VLP (mono)	NIH/King	Phase II
Hepatitis E Vaccine	NIH	Phase I
Dengue Type 4	NIH	IND
Malaria MSP-1	NIH/SAIC	Preclinical
Influenza Vaccine	King	Preclinical
HPV16 (chimeric)	NIH/King	Preclinical

Product Development Programs

      Our product development efforts are focused on the research and development of proprietary drug delivery and vaccine technologies and the applications of those technologies. Our technology platforms involve the use of proprietary, microscopic, organized, non-phospholipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including certain hormones, anti-bacterial and anti-viral products and vaccine adjuvants. These technology platforms support three product development programs: hormone replacement therapies, third party drug delivery and vaccine adjuvant applications. In addition, BSD is engaged in contract research and development and Phase I and Phase II vaccine manufacturing of human vaccines for the Company’s own use, for government laboratories and for other vaccine companies.

      Hormone Replacement Therapies. The Company’s hormone replacement therapy program includes its two lead product candidates: ESTRASORB, topical estrogen cream, and ANDROSORB, a topical testosterone cream. ESTRASORB, a topical lotion for estrogen replacement therapy is the company’s lead product candidate, and employs Novavax’s proprietary micellar nanoparticle (“MNP”) technology. ESTRASORB’s MNP formulation is designed to deliver 17ß estradiol, a naturally occurring hormone, through the skin, when applied topically in lotion form. The Company has completed various preclinical and human safety studies for both ESTRASORB and ANDROSORB. The Company completed a multi-center Phase III study of ESTRASORB, during the first quarter of 2001. The study was designed to measure ESTRASORB’s ability to deliver estradiol through the skin, when applied as a topical lotion. The randomized, double-blind, placebo controlled trial enrolled a total of 200 women either on placebo or ESTRASORB who underwent a 13 week course of treatment. The study results indicate that there is a statistically significant difference between ESTRASORB and placebo treatment with respect to the trial’s primary clinical endpoint, a reduction in the number of hot flushes. We intend to file an NDA for ESTRASORB in the first half of 2001. The Company has also completed Phase I safety study in men of ANDROSORB; Phase II trials in testosterone deficient women were completed in the fourth quarter of 2000. In addition, the Company is undergoing preclinical development of ANDRO-JECT, a depot delivery of testosterone for testosterone deficient men. The Investigational New Drug application (“IND”) for ANDRO-JECT is expected to be filed in the first half of 2001.

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

      Vaccine Development. BSD is involved in three areas of vaccine development: virology, tissue culture and molecular virology. BSD’s experimental virology research and development may lead to live virus vaccine production in the embryonated hens’ eggs and in designated tissue culture systems. Tissue culture involves the growth, maintenance and characterization of cell systems as potential substrates for virus growth and vaccine production as well as cell systems for safety testing, plaque-purification and virus titers. BSD’s work in molecular virology involves recombinant DNA cloning of viral and human genes, protein expression of these genes in prokaryotic and eukaryotic systems including baculoviruses, protein purification of the recombinant protein products, and biophysical characterization of recombinant proteins leading to vaccine and related product development.

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

Product Technology Platforms

      Novavax has developed proprietary topical, oral and injectable drug delivery technologies using microscopic, organized, non-phospholipid structures, including Novasome® non-phospholipid vesicles (“Novasomes”), MNP’s and non-antibiotic, anti-microbial lipid emulsions. The Company believes these structures may be useful for targeted delivery and controlled release of certain drugs, along with inactivation of bacteria, enveloped viruses, spores and sperm. Moreover, the Company believes that certain of its organized lipid structures may provide effective and safe adjuvant carrier systems for a variety of vaccines.

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

      Novasome Non-Phospholipid Vesicles.  Novasomes are proprietary structures in which drugs or other materials can be encapsulated for delivery into the body topically or orally. Novasomes are made using the Company’s patented manufacturing processes from a variety of readily available chemicals called amphiphiles, which include fatty alcohols and acids, ethoxylated fatty alcohols and acids, glycol esters of fatty acids, glycerol fatty acid mono and diesters, ethoxylated glycerol fatty acid esters, glyceryl ethers, fatty acid diethanolamides and dimethyl amides, fatty acyl sarcosinates, alkyds and phospholipids.

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

      Micellar Nanoparticle Emulsion.  MNPs are proprietary, submicron-sized, water miscible, non-phospholipid structures that have different structural characteristics and are generally smaller than Novasome non-phospholipid vesicles. MNP’s, like Novasome non-phospholipid vesicles, are derived from amphiphilic molecules.

      Novavax scientists have demonstrated that MNP’s are able to incorporate alcohol soluble drugs, pesticides, vaccine adjuvants, proteins, whole viruses, flavors, fragrances and colors. MNP’s also have the ability to entrap ethanol or methanol soluble drugs, and to deliver certain of these drugs transdermally through intact skin. The MNP formulations used by Novavax for the transdermal delivery of drugs have cosmetic properties similar to creams and lotions. These transdermal formulations have the advantage over injectable delivery systems of being less invasive and/or inconvenient and the may also cause less skin irritation than patch transdermal delivery systems. MNP’s are the fundamental technology platform for Novavax’s hormone replacement therapies.

Vaccine Research and Development

      BSD is engaged in contract research, development and pilot manufacturing of human vaccines for the Company’s own use and for government laboratories and other vaccine companies. The Director of our vaccine programs is Louis Potash, Ph.D., one of the original scientists to work on both the Salk-type inactivated polio vaccines and inactivated whole influenza virus vaccines during the 1950s. This acquisition significantly expanded Novavax’s internal vaccine developmental capabilities and allows the Company to combine its adjuvant technology with BSD’s 35 years of experience in developing and manufacturing vaccines.

      BSD’s facility is a vaccine research and development laboratory producing Phase I and II clinical materials in accordance with the FDA’s current Good Manufacturing Practice (“cGMP”) regulations. The facility develops and produces live virus suspensions and vaccines and recombinant proteins from baculovirus infected insect cells and E. coli for government, industrial pharmaceutical, biotech and academic clients at lab bench and pilot production scales. Services include experimental vaccine development, in vivo and in vitro vaccine safety testing, large-scale virus seed pool production in tissue culture and embryonated hens’ eggs, the production and testing of tissue culture systems, and final container filling in ampules, in cryules and in aluminum-crimped cap vials. Additionally, repository management including specimen receipt, storage, tracking, and shipment for thousands of biological samples is available.

      BSD is one of the few locations in the world that produces experimental live viral vaccines for Phase I and II clinical trials. Our professional expertise lies in live virus suspensions (both attenuated and wild type), recombinant live virus suspensions, inactivated virus suspensions, recombinant baculovirus expression, recombinant virus-like particles (“VLP”s), recombinant protein purification, and cancer immunotherapeutics. VLP’s are non-infectious, self-assembled macro-molecules comprised of viral capsid proteins that elicit neutralizing antibodies and cellular immune response. Novavax has developed several VLP’s using its proprietary design and manufacturing processes.

      Some of our recent achievements in the vaccine field include:

•	More than 200 final virus vaccines for clinical studies with no untoward effects, including those for influenza, parainfluenza, rotaviruses and vaccinia recombinants

•	The development of several Phase I therapeutic cancer vaccines

•	The development of VLP’s subunit vaccines for human caliciviruses, rotaviruses, human papillomavirus, hepatitis and others

  Virology Laboratory

      The virology laboratory, has produced and safety tested experimental live virus vaccines and suspensions propagated in tissue cultures and in embryonated hens’ eggs for the NIH, commercial, and academic clients since 1964. The laboratory, currently staffed by a senior staff scientist/co-Principal investigator and five research technicians, has produced and safety tested over 200 live virus vaccines and suspensions. These vaccines have consisted of wild type parent strains as well as attenuated and/or mutant strains of viruses such as rotaviruses (human, human X bovine, human X rhesus, and human x human reassortants), influenza viruses (human H3N2, H1N1, H2N2 and B; avian and avian X human reassortants), respiratory syncytial viruses (subgroups A and B), parainfluenza viruses (human types 1, 2 and 3; bovine type 3), dengue, cytomegalovirus, and vaccinia virus recombinants. Release/ Manufacturing Protocols, written in a format suitable for submission to the FDA as part of IND applications, are submitted to the Regulatory Affairs Branch of the sponsoring organization. The majority of the virus suspensions and vaccines produced have received FDA approval for use in Phase I and II clinical studies. The rotaviruses have been administered orally, whereas the respiratory viruses (influenza, parainfluenza and respiratory syncytial viruses) have been administered intranasally in newborns as well as in geriatric populations and in-between age groups. Other viruses studied include herpes, hepatitis A, hepatitis B, Coxsackie, polioviruses and bovin virus diarrhea virus (“BVD”).

      The virology laboratory possesses its proprietary characterized and patented African Green monkey kidney cell line used for the production of experimental live virus fluids and vaccines as well as for virus isolation from human specimens such as nasal swabs, throat washes and feces. This serially passaged monkey kidney cell line has a Master Drug File with the FDA, as does the proprietary characterized Merieux line of Vero cells. In addition, BSD has stocks of other similarly characterized cell lines suitable for virus vaccine production such as FRhL-2 and CV-1 cells as well as many other cell lines suitable for research and development efforts and for diagnostic purposes. BSD has the capability for final container filling in ampules, in cryules, in screw cap vials, and in aluminum crimped-cap vials in its newly renovated and validated filling room.

  Molecular Virology Laboratory

      The molecular virology laboratory, under the direction of Dr. Robin Robinson, is staffed by three senior scientists, and four research technicians. The scope of the laboratory expertise ranges from molecular DNA cloning to protein production and purification from prokaryotic and eukaryotic expression systems to biophysical characterization of protein molecules. These expression systems include numerous plasmids in E. coli, baculovirus in insect cells, and semliki forest virus, adenovirus, and other virus expression in mammalian cells including primate and human cells. Proprietary insect lines for production of clinical materials have been developed and validated.

      Cloning genes of interest is performed in BSD’s plasmid and viral vectors, which are designed for maximal protein expression and to facilitate protein purification and formulation. Cell fermentation in BSD’s proprietary cell lines ranges from 50 milliliter shaker flasks to 30 liter bioreactors. Protein purification utilizes conventional, expanded bed adsorption, and affinity–TAG chromatographic techniques using FPLC and HPLC systems. Development and production VLPs from multiple virus systems are available for single and chimeric-particles. Available analytical methods for protein characterization include gel electrophoresis, immunodetection by Western blotting and quantitative ELISA, glycosylation analyses by DIG-labeling glycan binding assays, immunoelectro-focusing, quantitative HPLC methods, peptide mapping, automated amino acid sequencing and composition determination, and mass spectroscopy. Other capabilities include virus removal from hybridoma and ascites fluids. These services represent a comprehensive program to deliver genes from the lab bench to vectors compatible for commercial production to express high levels of recombinant proteins as secreted and/or intracellular molecules, and to purify these proteins to homogeneity by technology easily transferred to large-scale commercial production.

Novavax Product Candidates

  Hormone Replacement Therapy

      The Company is using its MNP technology in the development of ESTRASORB, a cream designed for the delivery of 17b estradiol (estrogen hormone) through the skin. Estrogen replacement therapy is currently used worldwide by menopausal and post-menopausal women to prevent osteoporosis, cardiovascular disease and other menopausal symptoms (such as “hot flushes”). The hormone replacement market in the US is approximately $1.7 billion. This market is believed to represent only 15-20% of the estimated 60.3 million women over 40 years of age in the US who could potentially benefit from hormone replacement therapy.

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

      The Company has completed five clinical studies with ESTRASORB. The first three studies demonstrated transdermal delivery of the drug and no skin irritation was noted. A Phase II, randomized, double blind, placebo-controlled, dose-ranging study was completed in the first quarter of 1999. This study involved a 35 day dosing protocol and included 120 patients at six clinical sites located in the United States. This study indicated that ESTRASORB, administered daily to menopausal women, significantly reduced the number of hot flushes per day and significantly increased their trough serum estradiol levels.

      During the first quarter of 2001, Novavax completed a multi-center Phase III study of ESTRASORB in symptomatic menopausal women. The study involved 200 subjects in 20 centers nationwide. The study was designed to measure ESTRASORB’s ability to deliver 17b estradiol through the skin, when applied as a topical lotion. The study results indicate that there is a statistically significant difference between ESTRASORB and placebo treatment with respect to the trial’s primary clinical endpoint, a reduction in the number of hot flushes.

      The positive reactions of the women in the Phase II study coupled with the Company’s positive Phase III clinical results indicate that estrogen replacement therapy is an excellent initial target for the Company’s topical drug delivery system. As the Company begins the final stages of clinical development with ESTRASORB and files for an NDA, the Company will continue to investigate its topical delivery system to other products.

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

      The Company believes that ANDROSORB (its testosterone hormone replacement therapy product) may offer several advantages over current testosterone replacement therapies. ANDROSORB is a lotion that may be applied to the skin, thus eliminating the need for intramuscular injections. In addition, ANDROSORB does not contain materials that may cause the skin irritation associated with transdermal patches. The Company completed human safety studies of ANDROSORB involving 10 subjects and submitted the results to the FDA in the third quarter of 1997. A multiple-dose, pharmacokinetic study involving 9 subjects was completed in the fourth quarter of 1997, and a dose-ranging pharmacokinetic study involving 8 subjects was completed in the second quarter of 1998. The Company completed Phase I testing of ANDROSORB in 1999, with results that indicated ANDROSORB did not cause skin irritation in the patients tested. These studies have also all demonstrated delivery of the drug successfully results in elevated blood hormone levels. The Company completed a Phase II dose ranging study in testosterone deficient women in the fourth quarter of 2000.

      ANDRO-JECT is a new oil-free, cholesterol-free depot drug delivery system for testosterone, which is in preclinical development. ANDRO-JECT is delivered subcutaneously with a small 25 gauge needle. In animal studies therapeutic levels of testosterone were maintained for two weeks after one subcutaneous injection. We expect to file an IND for ANDRO-JECT in the first half of 2001.

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

  Vaccine Projects

      The Company’s BSD operation currently has two products in clinical trials with collaborators at NIH. The first, an HPV-16 VLP vaccine is in Phase II clinical trials and is intended to prevent HPV-16 infection. The second product, a Hepatitis E vaccine, will be tested in a Phase II trial in Nepal.

      In October 2000, BSD became a part of a team assembled by Science Applications International Corporation (“SAIC”) for a contract awarded to SAIC for “Malaria Vaccine Production and Support Services”, funded by the National Institute of Allergy and Infectious Diseases (“NIAID”) of the NIH. Under the terms of the agreement, we will work closely with SAIC to evaluate the process of developing malaria protein vaccine candidates using multiple expression systems, as well as bacterial and viral vectors. We will also be responsible for process development and GMP manufacturing and testing of the vaccine candidates. The seven-year subcontract commenced on or about January 1, 2001 and is estimated to be valued at $10.5 million.

      In October 2000, we extended our initial 1999 contract with the NCI, to manufacture recombinant monomeric and chimeric VLP’s against HPV. The novel recombinant VLP’s are non-infectious vaccine candidates designed to either treat or prevent HPV infections that cause genital warts and cervical cancer. The current contract value is approximately $2.0 million. The HPV vaccines were developed by research and development teams lead by Robin Robinson, Ph.D., Associate Director of BSD and Douglas Lowy, M.D. of the Laboratory of Cellular Oncology at NCI. Dr. Robinson will serve as Principal Investigator on this new HPV vaccine project. In January 2001, we also granted King an exclusive license to use our proprietary cell line to develop and potentially commercialize recombinant HPV vaccines. Novavax and King are currently working together on manufacturing HPV-16 VLP vaccines for an NCI Phase II study, expected to commence during the second half of 2001 in Costa Rica.

      The BSD operations also has a contract with NIH for the “Operation of an Experimental Virus Vaccine Production Facility” through November 2002. Current efforts are stressing dengue and parainfluenza virus reassortant vaccines.

Manufacturing

      The development and manufacture of the Company’s products are subject to good laboratory practices (“GLP”) and cGMP requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. The Company has the ability to produce quantities of Novasome lipid vesicles and MNPs sufficient to support its needs for early-stage clinical trials. It does not presently have FDA-certified facilities capable of producing the larger quantities of pharmaceutical products required for larger scale clinical trials or commercial production. The Company will need to rely on collaborators, licensees or contract manufacturers or acquire such manufacturing facilities for later stage clinical trials and commercial production of its own pharmaceuticals. Novavax has entered into a supply agreement with PCI, Inc., a division of Cardinal Health, Inc., to produce ESTRASORB. This GMP facility, located in Philadelphia, Pennsylvania, has the capacity to meet Novavax’s current and future production requirements for ESTRASORB. Additionally, Novavax has entered into an agreement with Parkedale, Inc. a subsidiary of King Pharmaceuticals, Inc., whereby Novavax can use manufacturing facilities at Parkedale to manufacture vaccines for Phase III clinical trials. There can be no assurance that the Company will be able to obtain such facilities or manufacture such products in a timely fashion at acceptable quality and prices, that it or its suppliers will be able to comply with GLP or GMP, as applicable, or that it or its suppliers will be able to manufacture an adequate supply of product.

Marketing

      The Company plans to market its current healthcare products and pharmaceutical products for which it obtains regulatory approvals in the future either through its recently acquired marketing and distribution operations in St. Louis, Missouri, joint ventures or corporate partnering arrangements. The Company expects that such arrangements could include technology licenses, research funding, milestone payments, collaborative product development, royalties and equity investments in Novavax. We expect the level of advertising and promotional spending to support these products to be in line with industry standards. The success of our strategy will depend on many factors including general market conditions, marketplace acceptance of the products, financial resources available to us and the influence of competition.

Competition

      All of the markets in which Novavax competes are intensely competitive. The pre-natal vitamin market is very fragmented with many competitors. A number of companies that are larger than us, and have greater resources than we do, compete in the market, including, Warner-Chillcot, Solvay Pharmaceuticals, Mead Johnson, and many generic and controlled brand manufacturers. The competition to develop FDA approved prenatal vitamins is intense and no assurance can be given that our product candidates will continue to be commercially successful products.

      Many large companies, such as American Home Products (“AHP”), Apothecon, Watson Pharmaceutical, Solvay Pharmaceuticals, and a number of generic manufacturers currently produce and sell estrogen products for clinical indications identical to those the Company seeks for its lead product. In addition, the Wyeth-Ayerst division of AHP commits significant resources in the sales and marketing of its products to maintain its market leadership position. In the transdermal segment of the market, Novartis markets a transdermal estrogen patch and Watson currently markets a transdermal testosterone patch.

      A number of other companies including Merck, Glaxo-SmithKline, Novartis, Pharmacia, and AHP have been working on vaccines and vaccine adjuvants for use as human drug products. The competition to develop FDA-approved human vaccines and vaccine adjuvants is intense and no assurance can be given that our vaccine and vaccine adjuvant product candidates will be developed into commercially successful products.

      Primary competitors in the development of lipid structure and vesicle encapsulation technologies are Elan, Alza, Gilead and L’Oreal, as well as other pharmaceutical, vaccine and chemical companies. We believe that, except for L’Oreal, these companies have focused their development efforts on pharmaceutical carrier systems for the treatment of infections and certain cancers. To our knowledge, Elan, Alza and Gilead all base their lipid vesicle technologies on phospholipids.

      Most of our competitors are larger than we are and have substantially greater financial, marketing and technical resources. In addition, many of these competitors have substantially greater experience than we have in developing, testing and obtaining FDA and other approvals of pharmaceuticals. Furthermore, when we commence commercial sales of pharmaceuticals, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience. If any of the competitors develop new encapsulation technologies that are superior to our Novasome and MNP technologies, our ability to expand into the pharmaceutical and vaccine adjuvant markets will be materially and adversely affected.

      Competition among products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of market introduction of our competitors’ products. Accordingly, the relative speed with which we can develop products, complete the clinical trials, and approval processes and supply commercial quantities of the products to the market, is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Research and Development

      Our research is focused principally on the development and commercialization of formulations for topical drug delivery and therapeutic products, including anti-bacterial and anti-viral products and adjuvants for vaccines. We intend to use third party funding when available, through collaborations, joint ventures or strategic alliances with other companies. Because of the substantial funds required for clinical trials, we may have to obtain additional financing for our future human clinical trials. No assurance can be given that such financing will be available on terms attractive to us, if at all.

      We base our development decisions on costs and potential return on investment, regulatory considerations, and the interest, sponsorship and availability of funding from third parties. As of December 31, 2000, our research and development staff numbered 31 individuals. In addition to its internal research and development efforts, we encourage the development of product candidates in areas related to our present lines by working with universities and government agencies. Our research and development expenditures approximated $9.4 million, $3.4 million and $3.4 million in the years ended December 31, 2000, 1999 and 1998, respectively.

Patents and Proprietary Information

      Through a wholly-owned subsidiary, we hold 50 U.S. patents and have approximately 125 foreign patents and patent applications covering our technologies (which include a wide variety of component materials, its continuous flow vesicle production process and its Novamix® production equipment). We believe that these patents are important for the protection of our technology as well as certain of the development processes that underlie that technology. In addition, three U.S. patent applications are pending covering the composition, manufacture and use of its organized lipid structures and related technologies.

      We expect to engage in collaborations, sponsored research agreements and preclinical testing agreements in connection with our future pharmaceutical products and vaccine adjuvants, as well as clinical testing agreements with academic and research institutions and U.S. government agencies, such as the NIH, to take advantage of the technical expertise and staff of these institutions and to gain access to clinical evaluation models, patients and related technologies. Consistent with pharmaceutical industry and academic standards, and the rules and regulations promulgated under the federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by us will not be treated as confidential and that we will be required to negotiate a license to any such developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost or that such developments and results will not be made available to our competitors on an exclusive or nonexclusive basis.

Government Regulation

      Our research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. The development, manufacturing and marketing of human pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

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

      The steps required before new products for use in humans may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an IND, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of an NDA for a new drug or a Product License Application (“PLA”) for a new biologic to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the product.

      Preclinical tests include laboratory evaluation of product formulation, as well as animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to GMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of the preclinical tests, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator and are typically conducted in three sequential phases, although the phases may overlap. We or the FDA may suspend clinical trials at any time if the participants are being exposed to an unacceptable health risk. The FDA may deny an NDA or PLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post marketing testing and surveillance to monitor the safety of our products.

      In addition to obtaining FDA approval for each PLA, an Establishment License Application (“ELA”) must be filed and approved by the FDA for the manufacturing facilities of a biologic product before commercial marketing of the biologic product is permitted. The regulatory process may take many years and requires the expenditure of substantial resources.

      In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

      In both domestic and foreign markets, our ability to commercialize our product candidates will depend, in part, on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. If adequate coverage and reimbursement levels are not provided by government, and third-party payers for uses of our therapeutic products, the market acceptance of these products would be adversely affected.

      There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the medical care system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for medical goods and services may take in response to any medical reform proposals or legislation. We cannot predict the effect medical reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Employees

      The Company had 127 full-time employees as of December 31, 2000, of whom 31 are in research and development. Of those 31, 6 are PhD’s and 1 is an M.D. The Company has no collective bargaining agreement with its employees and believes that its employee relations are good.

Risks and Uncertainties

      The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the business of our subsidiaries. You should also consider the other information described in this report.

  We have a history of losses and our future profitability is uncertain

      Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at December 31, 2000 was $55.1 million. Our revenues for the last three years were $681,000 in 1998, $1.2 million in 1999 and $2.5 million in 2000. The Fielding acquisition will generate revenue from commercial sales of products but we cannot be certain that these revenues will be sufficient to offset our expenses in the future. We have received a very limited amount of product-related revenue from research contracts, licenses and agreements to provide vaccine products, services and adjuvant technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in other significant revenues to offset our expenses. Our net losses for the last three years were $4.8 million in 1998, $4.5 million in 1999 and $12.2 million in 2000. Our losses have resulted from research and development expenses, clinical trials, protection of our patents and other intellectual property and other general operating expenses. We expect that our annual losses will continue in the near term as we conduct additional clinical trials and seek regulatory approval for advanced stage product candidates. Therefore, we expect our cumulative operating loss to increase until such time, if ever, as product sales, licensing fees and royalty payments generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

  We have not completed the development of any product and our ability to do so is uncertain

      All of our potential products are still in various stages of pre-clinical research or clinical trials. Significant further research and development, pre-clinical and clinical testing, regulatory approval and additional financing are all necessary before the commercial sales of any of our products.

      We are not certain whether we will be able to complete the development of and sell any of our products. The development of pharmaceutical products based on new technologies is subject to a variety of inherent risks of failure. These risks include the following:

•	Our potential products may be found to be unsafe, to have harmful side effects on humans, to be ineffective or may otherwise fail to meet regulatory standards or receive necessary regulatory approvals.

•	Our potential products may be too difficult or costly to manufacture on a large scale, to develop into commercially viable products or to market.

•	Our potential products may not be accepted by the medical community.

•	Other companies may market superior or equivalent products.

•	Other parties may claim proprietary rights to our product technology that prevent us from marketing our products.

•	We may be unable to raise enough money to finance our continued product development.

      We have recently completed a Phase III clinical trial for our estrogen replacement therapy product, ESTRASORB and expect to file an NDA in the first half of 2001. Our products are in various phases of testing and we cannot guarantee that these products will successfully pass such testing phases, and if so, will result in commercially successful products. Clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing can vary by product and by the indicated use of a product. We are unable to predict the length of time before we complete the necessary clinical trials and obtain regulatory approval.

  We may not succeed in obtaining the FDA approval necessary to sell our products

      The development, manufacture and marketing of our pharmaceutical products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical approval to market the product. One of our product candidates, ANDROSORB, is now in Phase I human clinical studies. ESTRASORB recently completed Phase III clinical trials for estrogen replacement therapy. Our other product candidates are in pre-clinical laboratory or animal studies. Before applying for FDA approval to market any particular product candidate, we must conduct larger-scale Phase II and III human clinical trials that demonstrate the safety and efficacy of our products to the satisfaction of the FDA or other regulatory authorities. These processes are expensive and can take many years to complete. We may not be able to demonstrate the safety and efficacy of our products to the satisfaction of the FDA or other regulatory authorities. Novavax may also be required to demonstrate that its proposed product represents an improved form of treatment over existing therapies and we may be unable to do so without conducting further clinical studies, if at all.

      We may fail to obtain regulatory approval for our products on a timely basis, if at all. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete our clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	The rate of patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the nature of the protocol;

•	Institutional review board approval of the protocol and the informed consent form;

•	Prior regulatory agency review and approval;

•	Analysis of data obtained from pre-clinical and clinical activities which are susceptible to varying interpretations, which interpretations could delay, limit or prevent regulatory approval;

•	Changes in the policies of regulatory authorities for drug approval during the period of product development; and

•	The availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.

      We have limited experience in conducting and managing the pre-clinical and clinical trials necessary to obtain regulatory marketing approvals. We may not be able to obtain the approvals necessary to conduct clinical studies. Also, the results of our clinical trials may not be consistent with the results obtained in pre-clinical studies or the results obtained in later phases of clinical trials may not be consistent with those obtained in earlier phases. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing. If regulatory approval of a drug is granted, such approval is likely to limit the indicated uses for which it may be marketed. Furthermore, even if a product of ours gains regulatory approval, the product and the manufacturer of the product will be subject to continuing regulatory review. We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered.

  We may need substantial additional capital to grow and operate our business and we are uncertain about obtaining future financing

      We estimate that our existing cash resources will be sufficient to finance our operations at current and projected levels of development and general corporate activity for the next 12 to 18 months. Thereafter, we will require substantial additional funds to continue our research and development, commence future pre-clinical and clinical trials, seek regulatory approvals, establish commercial-scale manufacturing capabilities and market our products. We will seek to obtain additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies and other sources. We cannot be certain that adequate additional funding or bank financing will be available to us on acceptable terms, if at all. If we cannot raise the additional funds and we need to continue our current and anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs. If that is the case we will seek other alternatives to avoid insolvency, including arrangements with collaborative partners or others that may require Novavax to relinquish rights to certain of its technologies, product candidates or products.

  Our success depends on our ability to maintain the proprietary nature of our technology

      Our success will, in large part, depend on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret protection. We also must operate without infringing the proprietary rights of third parties or letting third parties infringe our rights. Novavax has 50 United States patents and approximately 125 foreign patents covering its technologies, including its Novamix™ production equipment. However, patent issues relating to pharmaceuticals involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the federal court. Therefore, we do not know whether our applications will result in the issuance of patents, or that any patents issued to Novavax will provide us with any competitive advantage. We also cannot be sure that Novavax will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to Novavax.

      There is a risk that third parties may challenge our existing patents or may claim that we are infringing their patents or proprietary rights. We could incur substantial costs in defending patent infringement suites or in filing suits against others to have their patents declared invalid or claim infringement. It is also possible that we may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights. We cannot be sure that such third-party licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products requiring such licenses.

      Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for Novavax’s trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

  Other organizations have greater resources to develop, manufacture and market competitive products

      We compete with numerous other companies worldwide that have developed or are developing novel drug delivery and encapsulation technologies. These competitors include both large and small pharmaceutical companies, biotechnology firms, universities and other research institutions. Novavax may not succeed in developing technologies and products that are more effective than those being developed by our competitors. Novavax’s technologies and products may be rendered obsolete or noncompetitive as a result of products introduced by competitors. Most of our competitors have substantially greater financial and technical resources, production capabilities and experience of our competitors may enable them to develop, manufacture and market their products more successfully and at a lower cost than Novavax. In addition, many of Novavax’s competitors have significantly greater experience than Novavax in conducting preclinical testing and clinical trials of human pharmaceuticals and obtaining regulatory approvals to market such products. Accordingly, Novavax’s competitors may succeed in obtaining FDA approval for products more rapidly than Novavax which may give them an advantage over Novavax in achieving market acceptance of their products.

  We need marketing and manufacturing partners to commercialize our products

      We do not have any significant manufacturing capability and our drug development capability is limited in large part by our finances. Although we have the ability to produce the limited quantities of products needed to support our current research and development program and clinical trials, we will need more production capacity for larger, later-stage clinical studies and commercial sales. Therefore, our ability to successfully develop and commercialize our products depends, in large part, on our success in entering into strategic alliances or licensing arrangements with collaborative partners, primarily pharmaceutical companies. We expect that these partners will assume various responsibilities for product commercialization including conducting clinical trials, submitting applications for regulatory approval and manufacturing product supplies. However, we may not be able to negotiate collaborative arrangements on acceptable terms, if at all. Even if such collaborations are established, they may not be scientifically or commercially successful. There is a risk that our collaborative partners may fail to perform their obligations to develop and manufacture our products in which case our business may be adversely affected. We also face the risk that our collaborative partners may develop competing technologies for treating the diseases and conditions targeted by our products, either on their own or in collaboration with others.

      In certain circumstances, it may be advantageous for us to retain manufacturing rights for some of the products that we license to collaborative partners. However, we cannot be sure that we will be able to retain such rights on acceptable terms, if at all, or that we will have the ability to produce the quantities of product required under the terms of such arrangements. Our reliance on collaborative arrangements for product development and commercialization may result in lower revenues from royalties and other payments than we could have generated had we commercialized and marketed products ourselves.

      If we manufacture our own products, we will need to acquire additional manufacturing facilities and to improve our manufacturing technology. Establishing additional manufacturing facilities will require us to spend substantial funds, hire and retain a significant number of additional personnel and comply with extensive regulations applicable to such facilities here and abroad, including the current good laboratory practices and good manufacturing practices required by the FDA. If we elect to or need to manufacture our own products, we risk the possibility that we may not be able to do so in a timely fashion at acceptable quality and prices or in compliance with good laboratory practices and good manufacturing practices. If we are not able to enter into commercial manufacturing agreements or successfully develop our own commercial manufacturing capacity, sales of our products will be delayed or reduced.

      We are in the process of validating our manufacturing methods for ESTRASORB, which is required under FDA guidelines. We have entered into a supply agreement using one third-party contract manufacturer for our clinical and manufacturing needs. We intend to qualify at least one additional FDA approved manufacturing facility after receiving FDA approval. However, if we are unable to produce ESTRASORB in our current facility, Novavax would not have immediate access to this product. Under such circumstances Novavax would be required to reestablish its validation process at a different third-party contract manufacturer. This would delay the commercialization of ESTRASORB.

  The Fielding acquisition may not result in a smooth integration of our future products into Fielding’s current sales and distribution channels

      We cannot be certain whether the acquisition of Fielding will result in a successful integration of our future products into Fielding’s sales and distribution channels. Among the reasons we have acquired Fielding are its experienced sales representatives and seasoned management team, its existing product revenues and operating income, which will provide Fielding with the financial resources to fund the development of additional proprietary products, and the synergies which should be created by the merger. In the event that we are unable to integrate successfully, our results of operations and financial condition would be materially adversely affected and we would continue to have limited revenues and large operating losses. In addition, our inability to integrate successfully would increase our dependence on other third party collaborations.

  Our bylaws contain anti-takeover provisions that may deter an acquisition of Novavax, a change of management or other events that might benefit stockholders

      Our Amended and Restated Certificate of Incorporation requires that any action required or permitted to be taken by stockholders of Novavax must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing, and will require reasonable advance notice by a stockholder of a proposal or director nomination which such stockholder desires to present at any annual or special meeting of stockholders. Special meetings of stockholders may be called only the Chief Executive Officer or, if none, the President of Novavax or the Board of Directors. The Restated Certificate of Incorporation also provided for a classified Board of Directors and members of the Board of Directors may be removed only for cause upon the affirmative vote of holders of a least two-thirds of the shares of capital stock of Novavax entitled to vote. The Board of Directors also has the authority, without further action by the stockholders, to fix the rights and preferences of, and issue shares of, preferred stock.

      These provisions and other provisions of our Restated Certificate of Incorporation and By-Laws may deter hostile takeovers or delay or prevent changes in control or management of Novavax, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they believe to be beneficial.

Item 2.  Properties

      The Company leases approximately 12,000 square feet of administrative offices and laboratory space for its corporate headquarters, and pharmaceutical product storage at 8320 Guilford Road, Columbia, Maryland. The Company leases a second facility of approximately 6,000 square feet of space located in Rockville, Maryland. This facility contains the Company’s certified animal facility and laboratories for its drug research and biologics development, which includes the vaccine adjuvant product and services group. A third facility leases approximately 12,000 square feet of space which is also located in Rockville, Maryland. This facility is for contract vaccine research, development and manufacturing of Phase I and II products. The Company’s Fielding subsidiary leases a facility in Maryland Heights, Missouri. This facility is approximately 12,000 square feet and is used for administrative offices, manufacturing and warehousing.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers Of The Registrant

      The Company’s executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with the Company’s By-laws.

      The following table provides certain information with respect to the Company’s executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

John A. Spears	51	President, Chief Executive Officer and
		Director since May 1999. President and Chief Executive Officer of Vion Pharmaceuticals, Inc. from 1995 to May 1999. President and Chief Executive Officer of MelaRx Pharmaceuticals, Inc. from 1993 to 1995. Senior Vice President of Immunex Corp from 1989 to 1993.

Denis M. O’Donnell, M.D.	47	Chairman of the Board of Directors of Novavax, Inc. since May, 2000. Vice Chairman of the Board of Directors of Novavax, Inc. from June, 1999 to May 2000. General Partner at Seaside Partners, LP, a private equity limited partnership, since 1997. Senior Advisor to Novavax from 1997 to 1998. President of Novavax from 1995 to 1997. Vice President, Business Development of Novavax from 1992 to 1995. Vice President of IGI, Inc. from 1991 to 1995. Director of the Clinical Research Center of MTRA, Inc., a provider of contract pharmaceutical research, from 1986 to 1991.

D. Craig Wright, M.D.	50	Chief Scientific Officer of Novavax since 1993. Founder and Senior Director of Medical Research of Univax Biologics, Inc., a biopharmaceutical company, from 1988 to 1992.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

James R. Mirto	58	Senior Vice President and Chief Operating Officer since May 2000. Vice President, New Product Development and Licensing of Ligand Pharmaceuticals from August 1993 to February 2000. Vice President of Sales and Marketing at Adria Laboratories, from April 1990 to November 1992.

Dennis W. Genge	48	Vice President and Treasurer, Chief Financial Officer since October 2000. Vice President Controller of Pyxis Corporation from April 1999 to September 2000. Executive Director of Accounting and Finance and Controller of Ligand Pharmaceuticals, Inc. from July 1991 to March 1999.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock was held by approximately 813 stockholders of record as of March 9, 2001. The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all of its earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

      The Company’s Common Stock ($.01 par value) is traded on the American Stock Exchange under the symbol “NOX”. The following table sets forth, for the periods presented, the high and low sales prices for the Company’s Common Stock.

Quarter Ended:	High	Low

December 31, 2000	$9.48	$6.75

September 30, 2000	9.19	6.13

June 30, 2000	8.63	4.50

March 31, 2000	12.38	4.75

December 31, 1999	$6.19	$3.63

September 30, 1999	4.50	3.13

June 30, 1999	4.19	3.06

March 31, 1999	4.00	1.88

Recent Sales of Unregistered Securities

      In December 2000, Novavax acquired privately owned Fielding Pharmaceutical Company. Under the terms of the acquisition agreement, Novavax acquired 100% of the outstanding shares of Fielding for $31.5 million, consisting of $13 million in cash and 2,312,501 shares of Novavax common stock, valued at $18.5 million. An additional $5 million in either Novavax common stock or cash will be paid to former Fielding shareholders in March 2002.

Item 6.  Selected Consolidated Financial Data

	For the years ended December 31,

	1996	1997	1998	1999	2000

	(amounts in thousands, except share and per share information)

Statement of Operations Data:

Revenues	$56	$520	$681	$1,181	$2,475

Loss from operations	(5,534)	(4,791)	(5,152)	(4,566)	(12,742)

Net loss	(5,495)	(4,547)	(4,817)	(4,506)	(12,191)

Loss applicable to common stockholders	(5,495)	(4,547)	(7,045)	(4,506)	(12,191)

Per share information:
(basic and diluted)

Loss applicable to common stockholders	$(0.54)	$(0.39)	$(0.57)	$(0.31)	$(0.64)

Weighted average number of shares outstanding	10,132,896	11,667,428	12,428,246	14,511,081	19,015,719

	As of December 31,

	1996	1997	1998	1999	2000

Balance Sheet Data:

Total current assets	$3,221	$4,303	$1,207	$1,143	$17,036

Working capital	2,640	4,014	349	(480)	12,331

Total assets	5,722	6,823	3,819	4,463	56,529

Stockholders’ equity	5,117	6,522	2,961	2,840	31,824

Summarized Quarterly Financial Information for the Years ended December 31, 2000 and 1999:

	Quarter Ended

	March 31	June 30	September 30	December 31

	(in thousands except per share data)
2000

Revenues	$710	$588	$370	$807

Research and development costs	1,524	2,113	2,924	2,797

General and administrative expenses	641	1,302	822	3,094

Net loss	(1,350)	(2,641)	(3,213)	(4,987)

Net loss per share	$(0.08)	$(0.14)	$(0.17)	$(0.25)

1999

Revenues	$76	$252	$143	$710

Research and development costs	497	627	1,119	1,111

General and administrative expenses	468	531	807	587

Net loss	(881)	(884)	(1,769)	(972)

Net loss per share	$(0.07)	$(0.06)	$(0.12)	$(0.07)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at “Risks and Uncertainties.” This outlook represents our current judgment on the future direction of our business. Forward-looking statements include, but are not limited to, statements regarding future product development and related clinical trials and statements regarding future research and development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of preclinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein. Past results and trends should not be used by investors to anticipate future results or trends. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report

Overview

      The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. As of December 31, 2000 our accumulated deficit was $55.1 million. We expect the losses to continue in the near-term, as we conduct additional human clinical trials and seek regulatory approval for our product candidates. We also expect to continue to incur operating losses over the time period required to develop our products, or until such time as revenues, to offset the losses, are sufficient to fund our continuing operations.

      In August 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory (“BSD”) division of DynCorp of Reston, Virginia. The total consideration and direct costs for the acquisition were $860,000. The research and development activities of BSD are conducted in an approximately 12,000 square foot facility located in Rockville, Maryland. BSD is engaged in contract research, development and pilot manufacturing of human vaccines for government laboratories and other vaccine companies. The acquisition has been accounted for under the purchase method of accounting for business combinations.

      In December 2000, Novavax acquired privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. Fielding fills, packages and warehouses all of its own products, which are purchased from contract manufacturers. Novavax will operate Fielding as a wholly owned subsidiary. Under the terms of the acquisition agreement, Novavax acquired 100% of the outstanding shares of Fielding for $31.5 million, consisting of $13 million in cash and 2,312,501 shares of Novavax common stock, valued at $18.5 million. An additional $5 million in either Novavax common stock or cash will be paid to former Fielding shareholders in March 2002. The acquisition has been accounted for in the accompanying financial statements under the purchase method of accounting for business combinations.

      In December 2000, King Pharmaceuticals, Inc., (“King”) agreed to make a $25 million convertible note investment in Novavax. The note is convertible into Novavax Common Stock at $10.00 per share which was an 18% premium to a 20 day trading average prior to the closing. The note carries a 4% coupon payable semi-annually in cash and stock. As part of the transaction, Novavax received $20 million in December 2000 and will receive an additional $5 million when Novavax files a New Drug Application (“NDA”) for its topical transdermal estrogen replacement therapy, ESTRASORB™, expected to be filed in the first half of 2001. Novavax used a portion of the funds to complete its acquisition of Fielding and will use the balance for general operating purposes. In January 2001, we also signed a co-promotion agreement with King for ESTRASORB™, in the United States. In addition, we will combine U.S. sales efforts with King to begin co-promoting one of King’s products already on the market, Nordette®, a birth control pill. We also acquired AVC™ Cream and Suppositories from King in January 2001, for $3.3 million, which had previously been marketed by King for the treatment of vaginal bacterial infections.

      The following is a discussion of the historical consolidated financial condition and results of operations of Novavax and its subsidiaries. The discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 8 to this Report.

Year Ended December 31, 2000 (“2000”), as compared with Year Ended December 31, 1999 (“1999”)

      Our net loss for 2000 was $12.2 million or $(0.64) per share, compared to $4.5 million or $(0.31) per share for 1999, which is an increase of $7.7 million or $(0.33) per share. Revenues of $2.5 million were recognized during 2000, compared to $1.2 million in 1999. Revenues in 2000 included $750,000 from a license agreement entered into in October 1999 with Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of King. The license agreement included a non-refundable license payment of $1.0 million. We recognized $250,000 under this agreement in 1999. In addition revenues of $1.4 million and $370,000 were recognized in 2000 and 1999, respectively, under contracts with the National Institutes of Health (“NIH”) and other government agencies.

      General and administrative expenses were $5.9 million for 2000, compared to $2.4 million incurred in 1999, which is an increase of $3.5 million or 145%. The increase was due primarily to costs incurred for financing and acquisition activities and the hiring of additional senior management and personnel to support our growth. Research and development expenses were $9.4 million and $3.4 million for 2000 and 1999, respectively. This $6.0 million, or 176% increase in research and development expenses is primarily due to costs associated with our clinical trials and manufacturing process validation activities related to our ESTRASORB product, which completed Phase III clinical trials. Additional increases in 2000 are due to the effect of a full year of expenses incurred by BSD. Novavax expects costs related to its NDA submission, manufacturing process validation and BSD programs to continue to increase during 2001.

      Net interest income was $551,000 in 2000 compared to $60,000 in 1999. The increase in the interest income relates to higher average cash balances from financing activities during 2000 compared to 1999.

Year Ended December 31, 1999 (“1999”), as compared with Year Ended December 31, 1998 (“1998”)

      Our net loss available to common stockholders for 1999 was $4.5 million or $(0.31) per share, compared to $7.0 million or $(0.57) per share for 1998, which was a decrease of $2.5 million, or $(0.26) per share. In 1998, charges for a dividend, a deemed dividend and offering costs, together totaling $2.2 million, relating to mandatory — redeemable convertible preferred stock resulted in the increased loss in 1998 when compared to 1999. There were no similar charges for 1999.

      Revenues of $1.2 million were received in 1999, compared to $.7 million in 1998. The $500,000 increase relates to payments under license and research contracts from BSD which was acquired in August 1999. In October 1999, the Company also entered into a licensing agreement with Parkedale Pharmaceuticals, Inc. a wholly owned subsidiary of King. The license agreement included a non-refundable license payment of $1.0 million. We recognized $250,000 under this agreement in 1999.

      General and administrative expenses were $2.4 million for both 1999 and 1998. Research and development expenses were $3.4 million for both 1999 and 1998. Increases in research costs for the newly acquired BSD operation and personnel in 1999 were offset by reductions in the number of products in clinical development programs. As expected costs related to our clinical trials, manufacturing process validation and BSD programs increased during 2000.

      Net interest income was $60,000 in 1999 compared to $335,000 in 1998. The decrease in the interest income relates to lower average cash balances during 1999 compared to 1998.

Liquidity and Capital Resources

      Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our development of commercialization activities and arrangements. We currently have two products in clinical trials. Future activities including clinical development, the establishment of commercial-scale manufacturing capabilities and the development of sales and marketing programs are subject to our ability to raise funds through equity financing, or collaborative arrangements with industry partners.

      In January 1998, the Company entered into Subscription Agreements to effectuate the private placement of 6,500 shares of Series A Custom Convertible Preferred Stock, $1,000 par value (the “Preferred Stock”). The closing occurred on January 28, 1998 (the “Issuance Date”) at an aggregate purchase price of $6.5 million.

      Prior to the subsequent repurchase of all the outstanding Preferred Stock, $1.5 million of the original issue had been converted into 1,043,956 shares of Common Stock, pursuant to the terms and conditions of the Preferred Stock. In October 1998, we entered into agreements to repurchase the remaining Preferred Stock. We repurchased the remaining outstanding $5.0 million of Preferred Stock plus accrued dividends at the annual rate of five percent. The terms of the Preferred Stock also required us to pay the holders of the Preferred Stock $225,000 in dividends. This amount was paid in cash of $179,000 and through the issuance of 32,492 shares of the Company’s Common Stock. The Company incurred transaction fees associated with the placement, conversion and repurchase of the Preferred Stock of $502,000 which are included in the accompanying financial statements as accretion of Preferred Stock.

      In April 1999, we entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,100 shares of our Common Stock to accredited investors (the “Private Placement”). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Net proceeds from the Private Placement were approximately $4.0 million. Placement agents fees of $215,000 were paid in cash and shares of common stock. Non-transferable warrants for the purchase of 143,000 shares of our Common Stock, with an exercise price of $3.00 per share and a three-year term, were also issued to the placement agents.

      In January 2000, we closed a private placement of 2,813,850 shares of our Common Stock to accredited investors (the “2000 Private Placement”). The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $6.75. The warrants have a three-year term. Placement agent fees were approximately $675,000, which was paid in cash. Additionally, non-transferable warrants for the purchase of 281,385 shares of the Company’s Common Stock, with an exercise price of $6.75 per share and a three-year term, were issued to the placement agent. Net proceeds to the Company from the 2000 Private Placement were approximately $10.5 million.

      In December 2000, we acquired Fielding and also received $20 million from a convertible note from King. For details on these transactions, refer to our discussion in the Overview section above.

      The Company used approximately $9.4 million during the year ended December 31, 2000 to fund the activities of its research and development programs and costs associated with obtaining regulatory approvals, clinical testing and manufacturing process validation. Cash balances available to the Company, including the financings described above, funded these expenditures.

      Cash and cash equivalents on December 31, 2000, totaled $14.9 million, compared to $732,000 at December 31, 1999. The $14.1 million increase was attributable to the financing activities and Fielding acquisition previously discussed. We estimate that based on historical levels of spending and revenues, giving effect to the recent Fielding acquisition noted above, and without giving effect to any future financing, existing cash resources will be sufficient to finance our operations for approximately 12 to 18 months. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, including these related to outside testing and human clinical trials, are discretionary and accordingly, can be adjusted to available cash. As we continue to progress in our clinical development activities and commercial scale-up of product manufacturing, we anticipate future increases in spending associated with these activities. Moreover, we may seek to establish additional collaborations with industry partners, to defray the costs of clinical trials and other related activities. We will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies, government agency contracts or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of all our technologies and products. If adequate funds are not available, we may be required to significantly delay, reduce the scope of or eliminate one or more of its research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item is contained in part under the caption “Executive Officers of the Registrant” in Part I hereof, and the remainder is contained in the Company’s Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 9, 2001 (the “2001 Proxy Statement”) under the captions “Proposal 1 — Election of Directors” and “Beneficial Ownership of Common Stock” and is incorporated herein by this reference. The Company expects to file the 2001 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2000.

Item 11.  Executive Compensation

      The information required by this item is contained in the Company’s 2001 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is contained in the Company’s 2001 Proxy Statement under the caption “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is contained in the Company’s 2001 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements:
Reports of Independent Accountants; Consolidated Balance Sheets as of December 31, 2000 and 1999; Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998; Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998; Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998; Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules:
Schedules are either not applicable or not required because the information required is contained in the financial statements or notes thereto. Condensed financial information of the Company is omitted since there are no substantial amounts of restricted net assets applicable to the Company’s consolidated subsidiaries.
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
3.1	Amended and Restated Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26770, filed March 21, 1997 (the “1996 Form 10-K”).]
3.2	Amended and Restated By-laws of The Company [Incorporated by reference to Exhibit 3.2 to the 1996 Form 10-K.]
3.3	Certificate of Designations of Series A Custom Convertible Preferred Stock dated January 28, 1998. [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-46409, filed February 17, 1998.]
*3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated December 18, 2000.
4.	Specimen stock certificate for shares of Common Stock, par value $.01 per share. [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”).]
10.1	License Agreement between IGEN, Inc. and Micro-Pak, Inc. [Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-26770, filed April 1, 1996, (the “1995 Form 10-K”).]
††10.2	1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.4 to the Form 10.]
††10.3	First Amendment to The Company 1995 Stock Option Plan approved by the stockholders of the Company on May 14, 1998, and by the Board of Directors on March 16, 1998. [Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-26770, filed April 15, 1999. (the “1998 Form 10-K”).]
*††10.4	Second Amendment to The Company 1995 Stock Option Plan approved by the stockholders of the Company on May 9, 2000, and by the Board of Directors on March 7, 2000.
††10.5	Director Stock Option Plan. [Incorporated by reference to Exhibit 10.5 to the Form 10.]
10.6	Agreement of Lease by and between the Company and Rivers Center Associates Limited Partnership, dated September 25, 1996. [Incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K.]
††10.7	Employment Agreement dated March 31, 1998, by and between the Company and D. Craig Wright [Incorporated by reference to Exhibit 10.14 to the1998 Form 10-K.]

††10.8	Employment Agreement dated May 13, 1999, by and between the Company and John A. Spears. [Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-26770, filed March 9, 2000. (the “1999 Form 10-K”).]
10.9	Form of Stock and Warrant Purchase Agreement dated April 14, 1999, by and between the Company and the purchasers named therein. [Incorporated by reference to Exhibit 10.16 to the 1998 Form 10-K]
10.11	License Agreement by and between the Company and Parkedale Pharmaceuticals, Inc. dated October 21, 1999. [Incorporated by reference to Exhibit 10.13 to the 1999 Form 10-K.]
10.12	Form of Stock and Warrant Purchase Agreement dated January 28, 2000, by and between the Company and the purchasers named therein. [Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-K.]
10.13	Agreement and Plan of Merger dated October 4, 2000 between the Company and the parties identified therein. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 19, 2000.]
10.14	Note Purchase Agreement dated as of December 19, 2000 between the Company and King Pharmaceuticals, Inc. [Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed January 2, 2001.]
10.15	Investor Rights Agreement dated December 19, 2000 between the Company and King Pharmaceuticals, Inc. [Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed January 2, 2001.]
10.16	Agreement for Purchase and Sale of Assets Relating to AVC™ Product Line dated as of January 8, 2001, by and between the Company and King Pharmaceuticals, Inc. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 19, 2001.]
10.17	Copromotion Agreement dated as of January 8, 2001, between the Company and King Pharmaceuticals, Inc. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 19, 2001.]
10.18	Exclusive License and Distribution Agreement dated as of January 8, 2001, between the Company and King Pharmaceuticals, Inc. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 19, 2001.]
16.	Letter regarding change in certifying accountant. [Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K, filed July 25, 2000.]
*21	List of Subsidiaries.
*23.1	Consent of Ernst & Young LLP, Independent Accountants.
*23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
27	Financial Data Schedule

(b)	Reports on Form 8-K:
The Company filed a current report on Form 8-K on October 19, 2000 to report under Item 2 its agreement to acquire Fielding Pharmaceutical Company, Inc. In addition, the Company filed an amendment to the Form 8-K on December 18, 2000 to include under Item 7 the following financial information:
(a) Audited Combined Financial Statements of Fielding Pharmaceutical Company and MB Packaging, Inc.:
(1) Report of Independent Accountants dated October 20, 2000.
(2) Combined Balance Sheets as of December 31, 1999 and 1998.
(3) Combined Income Statements for the years ended December 31, 1999 and 1998.
(4) Combined Statements of Changes in Stockholders’ Equity for the two years ended December 31, 1999.
(5) Combined Statements of Cash Flows for the years ended December 31, 1999 and 1998.
(6) Notes to the Combined Financial Statements
(b) Unaudited Interim Combined Financial Statements of Fielding Pharmaceutical Company and MB Packaging, Inc.:
(1) Unaudited Combined Balance Sheets as of September 30, 2000 and December 31, 1999.
(2) Unaudited Combined Income Statements for the nine-month periods ended September 30, 2000 and 1999.
(3) Unaudited Combined Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.
(4) Notes to the Combined Financial Statements
(c) Unaudited Pro Forma Consolidated Financial Information of The Company and Fielding Pharmaceutical Company:
(1) Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 1999
(2) Unaudited Pro Forma Consolidated Statement of Operations for the nine-month period ended September 30, 1999.
(3) Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 2000.
(4) Notes to the Unaudited Pro Forma Financial Statements.
The Company filed a second amendment to the October 19, 2000 Form 8-K on December 21, 2000 to include under Item 2 a statement that the Fielding Pharmaceutical acquisition was completed on December 19, 2000 and under Item 99 a Press Release relating to the completion of the Fielding Pharmaceutical acquisition.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2001

NOVAVAX, INC.

By:	/s/ JOHN A. SPEARS

John A. Spears, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

Name	Title	Date

/s/ JOHN A. SPEARS John A. Spears	President and Chief Executive Officer and Director	March 29, 2001

/s/ DENNIS W. GENGE Dennis W. Genge	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2001
/s/ GARY C. EVANS Gary C. Evans	Director	March 29, 2001
/s/ MITCHELL J. KELLY Mitchell J. Kelly	Director	March 29, 2001
/s/ J. MICHAEL LAZARUS, M.D. J. Michael Lazarus, M.D.	Director	March 29, 2001
/s/ JOHN O. MARSH, JR. John O. Marsh, Jr.	Director	March 29, 2001
/s/ MICHAEL A. MCMANUS Michael A. McManus	Director	March 29, 2001
/s/ DENIS M. O’DONNELL, M.D. Denis M. O’Donnell, M.D.	Director	March 29, 2001
/s/ RONALD H. WALKER Ronald H. Walker	Director	March 29, 2001
/s/ WILLIAM E. GEORGES William E. Georges	Director	March 29, 2001

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000 and 1999

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Novavax, Inc.

      We have audited the accompanying consolidated balance sheet of Novavax, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novavax, Inc. at December 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst and Young LLP

McLean, Virginia

March 2, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Novavax, Inc.

      In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of cash flows and of stockholders’ equity, present fairly, in all material respects, the consolidated financial position of Novavax, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Novavax, Inc. for any period subsequent to December 31, 1999.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

February 26, 2000

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$14,864	$732

Accounts receivable net of allowance for doubtful accts of $50,000 and $0 at December 31, 2000 and 1999	954	341

Inventory	461	—

Prepaid expenses and other current assets	757	70

Total current assets	17,036	1,143

Property and equipment, net	1,927	1,053

Goodwill and other intangible assets, net	37,566	2,267

Total assets	$56,529	$4,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,401	$481

Accrued expenses	3,200	281

Deferred revenue	104	750

Debt obligations	—	111

Total current liabilities	4,705	1,623

Convertible note	20,000	—

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 50,000,000 shares authorized; 22,586,304 issued and 22,104,087 outstanding at December 31, 2000, and 15,173,688 issued and 15,167,166 outstanding at December 31, 1999	226	152

Additional paid-in capital	91,611	45,622

Accumulated deficit	(55,085)	(42,894)

Deferred compensation on stock options granted	—	(5)

Treasury stock, 482,217 shares and 6,522 shares, cost basis, at December 31, 2000 and 1999, respectively	(4,928)	(35)

Total stockholders’ equity	31,824	2,840

Total liabilities and stockholders’ equity	$56,529	$4,463

See accompanying notes.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	For the years ended December 31,

	2000	1999	1998

Revenues	$2,475	$1,181	$681

Operating expenses:

General and administrative	5,859	2,393	2,472

Research and development	9,358	3,354	3,361

Total operating expenses	15,217	5,747	5,833

Loss from operations	(12,742)	(4,566)	(5,152)

Interest income, net	551	60	335

Net loss	(12,191)	(4,506)	(4,817)

Dividends on preferred stock	—	—	(1,808)

Accretion of offering cost	—	—	(420)

Loss applicable to common stockholders	$(12,191)	$(4,506)	$(7,045)

(Basic and diluted) Loss per share applicable to common stockholders	$(0.64)	$(0.31)	$(0.57)

Weighted average number of common shares outstanding (basic and diluted)	19,015,719	14,511,081	12,428,246

See accompanying notes.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share information)

					Deferred
					Compensation
	Common Stock		Additional		On Stock		Total
			Paid-in	Accumulated	Options	Treasury	Stockholders’
	Shares	Dollars	Capital	Deficit	Granted	Stock	Equity

Balance, December 31, 1997	12,031,757	$120	$37,853	$(31,343)	$25	$(83)	$6,522

Company contribution to employee 401(k)	42	1	(12)	—	—	33	22

Amortization of deferred compensation	—	—	—	—	10	—	10

Private sale of preferred stock, net	—	—	1,583	—	—	—	1,583

Conversion of preferred stock	1,043,956	11	1,475	—	—	—	1,486

Dividend on preferred stock	32,944	—	—	(225)	—	—	(225)

Deemed dividend on preferred stock	—	—	—	(1,583)	—	—	(1,583)

Accretion of offering costs	—	—	—	(420)	—	—	(420)

Private sale of common stock, net	—	—	—	—	—	50	50

Exercise of stock options	144,419	1	332	—	—	—	333

Net loss	—	—	—	(4,817)	—	—	(4,817)

Balance, December 31, 1998	13,253,118	133	41,231	(38,388)	(15)	—	2,961

Amortization of deferred compensation	—	—	—	—	10	—	10

Private sale of common stock	1,651,100	17	4,111	—	—	—	4,128

Offering costs	42,933	—	(173)	—	—	—	(173)

Stock issued as compensation	—	—	(43)	—	—	158	115

Exercise of stock options	226,537	2	496	—	—	(193)	305

Net loss	—	—	—	(4,506)	—	—	4,506

Balance, December 31, 1999	15,173,688	152	45,622	(42,894)	(5)	(35)	2,840

Amortization of deferred compensation	—	—	—	—	5	—	5

Private sale of common stock, net	2,813,850	28	10,470	—	—	—	10,498

Stock issued for acquisition	2,312,501	23	18,477	—	—	—	18,500

Acquisition obligation	—	—	5,000	—	—	—	5,000

Exercise of stock options and warrants	2,286,265	23	12,042	—	—	(4,893)	7,172

Net loss	—	—	—	(12,191)	—	—	(12,191)

Balance, December 31, 2000	22,586,304	$226	$91,611	$(55,085)	$—	$(4,928)	$31,824

      See accompanying notes.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,

	2000	1999	1998

Operating Activities

Net loss	$(12,191)	$(4,506)	$(4,817)

Reconciliation of net loss to net cash used by operating activities:

Gain on sale of asset	—	(23)	—

Non-cash compensation expense	5	10	10

Amortization	362	199	129

Depreciation	232	183	152

Issuance of stock to 401(k) plan and as compensation	—	115	22

Changes in operating assets and liabilities:

Accounts receivable	220	(203)	112

Inventory	(211)	—	—

Prepaid expenses and other assets	(555)	(45)	224

Accounts payable and accrued expenses	2,740	(180)	544

Deferred revenue	(646)	750	—

Net cash used by operating activities	(10,044)	(3,700)	(3,624)

Investing activities

Acquisition of a business, net of cash acquired	(12,466)	(592)	—

Capital expenditures	(831)	(48)	(231)

Deferred patent costs	(86)	(171)	(146)

Proceeds from sale of asset	—	25	—

Net cash used in investing activities	(13,383)	(786)	(377)

Financing activities

Proceeds from issuance of convertible note	20,000	—	—

Payment of capital lease obligations	(111)	(73)	(38)

Issuance of preferred stock	—	—	5,998

Dividend on preferred stock	—	—	(179)

Repurchase of preferred stock	—	—	(4,979)

Proceeds from private placements of common stock	10,498	3,955	50

Proceeds from the exercise of stock options and warrants	7,172	305	333

Net cash provided by financing activities	37,559	4,187	1,185

Net change in cash and cash equivalents	14,132	(299)	(2,816)

Cash and cash equivalents at beginning of year	732	1,031	3,847

Cash and cash equivalents at end of year	$14,864	$732	$1,031

See accompanying notes.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

1.  Description of Business

      Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”) was incorporated in 1987, and is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of ethical pharmaceuticals and pre-natal vitamins. The Company’s principal technology platform involves the use of proprietary, microscopic, organized, non-phospholipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products. These include certain hormones, anti-bacterial, and anti-viral products and vaccine adjuvants. Novavax has several product candidates in pre-clinical and human clinical trials, including ESTRASORB™, a transdermal lotion for estrogen replacement therapy which recently completed Phase III testing. In addition, Novavax conducts research and development on preventative and therapeutic vaccines for a variety of infectious diseases, including human papillomavirus (HPV).

      The products currently under development or in clinical trials by the Company will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful and that any of the Company’s potential products will prove to be safe and effective in clinical trial. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The Company also recognizes that the commercial launch of any product is subject to certain risks including but not limited to manufacturing scale-up and market acceptance. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.

2.  Summary of Significant Accounting Policies

  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Novavax and its wholly owned subsidiaries Fielding Pharmaceuticals, Inc., Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

      The Company considers all highly-liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

  Concentration of Credit Risk

      Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts and with high credit quality financial institutions, which, at times, may exceed

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

2.  Summary of Significant Accounting Policies — (Continued)

  Concentration of Credit Risk (Continued)

federally insured limits. The Company has not experienced any losses on such accounts. Accounts receivable consist principally of amounts due from credit worthy wholesale drug distributors, the Federal Government and other large institutions.

      The company monitors the balances of individual accounts to assess any collectibility issues. The Company has not experienced significant credit losses on customer accounts. As of December 31, 1999, three customers accounted for 74% of accounts receivable.

  Inventories

      Inventories consist of raw materials and are priced at the lower of cost or market, using the first-in-first-out method (FIFO).

  Property and Equipment

      Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally 3 to 7 years. Amortization of leasehold improvements is provided over the estimated useful lives of the improvements or the term of the lease, which ever is shorter.

  Patent Cost

      Costs associated with obtaining patents, principally legal costs and filing fees, are being amortized on a straight-line basis over the remaining estimated economic lives of the respective patents.

  Goodwill and Intangible Assets

      Goodwill and intangible assets principally result from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. Goodwill and intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years.

  Impairment of Long-Lived Assets

      The Company periodically evaluates the recoverability of the carrying value of its long-lived assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in reaction to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets.

      Impairment losses are recognized when the sum of expected future cash flows are less than the assets’ carrying value. No such impairment losses have been recognized to date.

  Revenue Recognition

      Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals which have reached their expiration date.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

2.  Summary of Significant Accounting Policies — (Continued)

  Revenue Recognition (Continued)

      Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are produced and shipped. Revenues earned under research contracts are recognized when the related contract services are performed.

  Net Loss per Share

      Basic earnings per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.

      Potential common shares are not included in the computation of dilutive earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares, as they are antidilutive.

  Stock-Based Compensation

      The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

  Research and Development Costs

      Research and development costs are expensed as incurred.

  Income Taxes

      The Company’s income taxes are accounted for using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

      The effect on deferred taxes of changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on management’s determination of the ultimate realizability of future deferred tax assets. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2000 and 1999.

  Comprehensive Loss

      Under Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2000, 1999 and 1998.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

2.  Summary of Significant Accounting Policies — (Continued)

  Recent Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Implementation of SFAS 133 is required as of the beginning of fiscal year 2001 and will not have a material effect on the Company’s financial position or results of operation.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statement.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

      In March 2000, the FASB issued Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation,” which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

  Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Acquisitions

  Fielding Pharmaceutical Company

      In December 2000, Novavax acquired privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. Novavax will operate Fielding as a wholly owned subsidiary. Under the terms of the acquisition agreement, Novavax acquired 100% of the outstanding shares of Fielding. The purchase method of accounting was used to account for the transaction.

      The total purchase price of $38.7 million consisted of $18.5 million in Novavax common stock (2,312,501 shares), $13 million in cash, $5 million payable in cash or common stock to the former owners of Fielding (due March 2002), $1.1 million in assumed liabilities and $1.1 million in transaction costs.

      The aggregate consideration of $38.7 million was allocated to cash ($1.7 million), accounts receivable and inventory ($1.2 million), property and equipment ($300,000) and goodwill ($35.5 million).

      The operating results of Fielding have been included in the consolidated statement of operations from the acquisition date. The following summary represents pro forma results of operations as if the acquisition had occurred at the beginning of 1998. These pro forma results have been prepared for comparative purposes only

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

3.  Acquisitions — (Continued)

  Fielding Pharmaceutical Company — (Continued)

and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect and are not intended to be indicative of future results.

	Year ended December 31,

	2000	1999	1998

	(amounts in thousands,
	except per share information)

Revenue	$12,843	$12,750	$5,767

Net loss	(13,602)	(3,824)	(9,408)

Loss per share applicable to common stockholders	(.64)	(.23)	(.64)

  Biomedical Services Laboratory

      On August 10, 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory (“BSD”) division of DynCorp of Reston, Virginia. In addition, DynCorp entered into a five-year non-competition agreement. The research and development activities of BSD are conducted in a leased 12,000 square foot facility located in Rockville, Maryland. BSD is engaged in contract research, development and pilot manufacturing of human vaccines for government laboratories and other vaccine companies.

      The purchase method of accounting was used to account for the transaction. The total purchase price of $860,000 consisted of $740,000 in cash, $60,000 in assumed liabilities and $60,000 in transaction costs.

      The aggregate consideration of $860,000 was allocated to property and equipment ($170,000) and goodwill and other intangible assets ($690,000).

      Property and equipment consists primarily of laboratory equipment that the Company believes will continue to be used in the operations of BSD. Other intangible assets included patents, workforce, favorable lease and approved FDA facility. Goodwill and other intangible assets are being amortized over their useful lives of five years.

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

	Year ended
	December 31,

	1999	1998

	(in thousands, except
	per share information)

Revenue	$3,597	$3,037

Net loss	$(4,484)	$(4,798)

Loss per share applicable to common stockholders	$(.31)	$(.57)

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

4.  Supplemental Financial Data

  Property and Equipment

      Property and equipment is comprised of the following at December 31:

	2000	1999

	(in thousands)

Machinery and equipment	$2,226	$1,433

Leasehold improvements	703	428

Furniture and fixtures	101	63

	3,030	1,924

Less accumulated depreciation	(1,103)	(871)

	$1,927	$1,053

      Depreciation expense was $232,000, $183,000 and $152,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Goodwill and Intangible Assets

      Goodwill and intangible assets consist of the following at December 31:

	2000	1999

	(in thousands)

Goodwill — Biomedical Services Acquisition	$542	$542

Non-Compete — Biomedical Services Acquisition	148	148

Goodwill — Fielding Acquisition	35,590	—

Patents	2,525	2,454

	38,805	3,144

Accumulated Amortization	(1,239)	(877)

	$37,566	$2,267

  Accrued Expenses

      Accrued expenses consist of the following at December 31:

	2000	1999

	(in thousands)

Accrued clinical trial expenses	$900	$90

Accrued acquisition costs	897	—

Accrued compensation	759	126

Accrued operating expenses	618	65

Accrued interest	26	—

	$3,200	$281

5.  Convertible note

      On December 19, 2000 Novavax entered into a Note Purchase Agreement with King Pharmaceuticals, Inc. (“King”) whereby it agreed to issue to King a 4% senior convertible promissory note in the aggregate amount of $25.0 million. On that same date, Novavax entered into a 4% senior convertible promissory note with King for $20.0 million in principal due December 19, 2007 with interest payable in semi-annual

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

5.  Convertible note — (Continued)

installments on June 30 and December 31 commencing on June 30, 2001. Up to 50% of the interest due may be paid in common stock of the Company. A second promissory note of $5.0 million is due to be executed when the Company files a New Drug Application for its ESTRASORB product which is expected to occur during 2001.

      The first note is convertible into common stock at $10.00 per share or 2,000,000 shares. The note has a mandatory conversion from January 2002 through December 31, 2004 if the closing price of Novavax common stock exceeds 180% of the conversion price for 60 trading days. The note can be redeemed by the Company at 102%, 101% and 100% of face value during the years ended December 31, 2005, 2006 and 2007, respectively.

6.  Equity

      In January 2000, the Company closed a private placement of 2,813,850 shares of its Common Stock to accredited investors (the “2000 Private Placement”). The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $6.75. The warrants have a three-year term. Gross proceeds from the 2000 Private Placement were $11,255,400. Placement agent fees were approximately $675,000, which was paid in cash. Additionally, non-transferable warrants for the purchase of 281,385 shares of the Company’s Common Stock, with an exercise price of $6.75 per share and a three-year term, were issued to the placement agent. Other costs connected with the 2000 Private Placement, including legal, stock exchange listing and registration fees, were approximately $80,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10.5 million.

      In April 1999, the Company entered into Stock and Warrant Purchase Agreements for the private placement of 1,651,000 shares of its Common Stock to accredited investors (the “Private Placement”). One of the principals of one of the investors is also a director of the Company. The issuance price of the Common Stock was $2.50 per share. Each share was sold together with a non-transferable warrant for the purchase of .25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Placement agents’ fees were approximately $215,000, which was paid with cash of $107,000 and 42,933 shares of the Company’s Common Stock, which were issued together with non-transferable warrants for the purchase of 10,733 shares of the Company’s Common Stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company’s Common Stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agents. Other costs connected with the Private Placement, including legal, stock exchange listing and registration fees, were approximately $67,000. Net proceeds to the Company from the Private Placement were approximately $4.1 million.

      In 1998, the Company closed on a private placement of 6,500 shares of Series A Custom Convertible Preferred Stock, $1,000 par value per share (the “Preferred Stock”), at an aggregate purchase price of $6.5 million. During 1998, $1,522,000 of the original shares were converted into 1,043,956 shares of Common Stock, pursuant to the terms and conditions of the Preferred Stock. In October 1998, the Company repurchased the outstanding Preferred Stock for approximately $4.9 million. The Company incurred placement agent and other transaction fees relating to the placement, conversion and repurchase of the Preferred Stock of $502,000, which are included in the accompanying financial statements as preferred stock offering costs. Per the terms of the Preferred Stock, the Company was required to pay the holders of the Preferred Stock dividends of $225,000. This amount was paid in cash and shares of common stock.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

6.  Equity — (Continued)

      The 1998 preferred stock transactions are summarized as follows:

(in thousands)

Private sale of preferred stock, net	$4,415

Deemed dividend of preferred stock	1,583

Conversion or preferred stock	(1,439)

Accretion of offering costs	420

Repurchase of preferred stock	(4,979)

$—

7.  Stock Options and Warrants

  1995 Stock Option Plan

      Under the Novavax 1995 Stock Option Plan (the “Plan”), options may be granted to officers, employees and consultants or advisors to Novavax and any present or future subsidiary to purchase a maximum of 6,000,000 shares of Novavax common stock. Incentive options, having a maximum term of ten years, can be granted at no less than 100% of the fair market value of Novavax’s stock at the time of grant and are generally exercisable in cumulative increments over several years from the date of grant. Both incentive and non-statutory stock options may be granted under the Plan. There is no minimum exercise price for non-statutory stock options.

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

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

7.  Stock Options and Warrants — (Continued)

      Activity under the 1995 Stock Option Plan and 1995 Director Stock Option Plan was:

	1995 Stock	1995 Director
	Option Plan	Stock Option Plan

Balance, December 31, 1997	3,203,558	310,000

Granted at weighted average price of $4.03 per share	501,000	140,000

Exercised at weighted average price of $2.06 per share	(124,419)	—

Expired or canceled at weighted average price of $3.74 per share	(465,892)	(10,000)

Balance, December 31, 1998	3,114,247	440,000

Granted at weighted average price of $3.80 per share	1,078,500	—

Exercised at weighted average price of $2.20 per share	(226,537)	—

Expired or canceled at weighted average price of $4.28 per share	(577,757)	—

Balance, December 31, 1999	3,388,453	440,000

Granted at weighted average price of $7.50 per share	1,019,500	60,000

Exercised at weighted average price of $3.79 per share	(485,728)	(80,000)

Expired or canceled at weighted average price of $3.75 per share	(28,040)	—

Balance, December 31, 2000	3,894,185	420,000

Price range	$0.01 to 10.63	$1.94 to 5.81

Weighted average exercise price	$3.87	$3.24

Exercisable	2,278,428	420,000

Available for grant:

December 31, 2000	810,664	—

      Information with respect to stock options outstanding at December 31, 2000 is as follows:

	Number of	Weighted Average	Weighted
	Options	Remaining	Average
	Outstanding	Contractual Life	Exercise Price

Options issued at below market value:

$0.01	402,430	5.0	$0.01

Options issued at market value:

$1.21 to 3.50	747,971	5.5	$3.07

$3.51 to 4.50	1,428,284	6.8	$3.79

$4.51 to 6.50	1,008,500	7.0	$5.70

$6.51 to 10.63	727,000	9.2	$8.32

	4,314,185	6.8	$4.52

      Novavax makes no charges to operations in connection with employee stock options granted at the fair market value at the date of grant. With respect to options which were granted below fair market value at the date of grant, the Company records compensation expense for the difference between the fair market value at the date of grant and the exercise price, as the options become exercisable. $5,000, $10,000, and $9,000 related to such options has been included as compensation expense in 2000, 1999 and 1998, respectively.

      Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if Novavax had accounted for its employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

7.  Stock Options and Warrants — (Continued)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Novavax employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the option’s vesting period. Novavax’s pro forma information follows:

	Year ended December 31,

	2000	1999	1998

	(in thousands)

Net loss applicable to common stockholders:

As reported (in thousands)	$(12,191)	$(4,506)	$(7,045)

Pro forma (in thousands)	$(14,609)	$(6,430)	$(7,983)

Basic and diluted loss per share:

As reported	$(.64)	$(.31)	$(.57)

Pro forma	$(.77)	$(.44)	$(.64)

Risk-free interest rates	6.0%	5.8%	6.0%

Expected life in years:

Employees	6.0	6.0	6.0

Directors	3.0	3.0	3.0

Dividend yield	0.0%	0.0%	0.0%

Volatility	80%	69%	105%

Weighted average remaining contractual life in years	6.8	6.8	6.7

Weighted average fair value at date of grant	$5.87	$3.56	$1.21

      The Company has entered into agreements to receive advisory and consulting services from several individuals, four of whom serve on the Novavax Scientific Advisory Board. Non-qualified stock options have been granted to these individuals under the 1995 Stock Option Plan.

  Common Stock Warrants

      In connection with the October 1996 private stock sale, the Company provided the underwriter warrants for the purchase of 50,000 shares of common stock. The warrants are fully exercisable at $3.75 per share and expire in October 2001. After giving effect to the anti-dilution provision, the warrants were revised to allow for the purchase of 54,924 shares at $3.54 per share. In November 1996, in consideration for services performed by a consultant, the Company also issued warrants for 50,000 shares of common stock. The warrants are exercisable at $5.00 per share and expire in November 2001. In March 1997, Novavax privately placed 1,200,000 shares of common stock. As part of the transaction, Novavax also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. After giving effect to the anti-dilution provision, the warrants were revised to allow for the purchase of 659,090 shares at $5.46 per share and 659,090 shares at $7.28 per share. The warrants had a three-year term and were exercised in March 2000 for cash of $3.6 million and a “cashless” exercise of 465,410 shares of common stock which were placed into treasury shares. In April 1999, Novavax privately placed 1,651,100 shares of common stock. As part of the transaction, Novavax also granted warrants to purchase 412,775 additional shares at an exercise price of $3.75. The placement agent for this transaction was given

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

7.  Stock Options and Warrants — (Continued)

warrants to purchase 10,733 additional shares at $3.75 and 143,000 additional shares at $3.00. These warrants have a three-year term and expire in April 2002. As of December 31, 2000, 136,204 of these warrants had been exercised. After giving effect to the anti-dilutive provisions of these warrants, the warrants outstanding were revised to allow for the purchase of 394,410 shares at $3.54 per share and 59,772 shares at $2.84 per share. In connection with the 2000 Private Placement the Company granted warrants to purchase an additional 703,462 shares at an exercise price of $6.75. In addition, warrants of 251,385 shares were issued to the placement agent at an exercise price of $6.75 per share. The warrants have a three year term. As of December 31, 2000, 35,127 of these warrants have been exercised.

      Information with respect to warrants to purchase the Company’s common stock at December 31, 2000 is as follows:

Number of
Warrants	Exercise	Expiration
Outstanding	Price	Date

54,924	$3.54	October 2001
50,000	$5.00	November 2001
394,410	$3.54	April 2002
59,772	$2.84	April 2002
919,720	$6.75	January 2003

1,478,826

8.  Employee Benefits

      The Company has a defined contribution 401(k) retirement plan (the Plan), pursuant to which employees who have completed ninety days of employment with the Company as of specified dates may elect to contribute to the Plan, in whole percentages, up to 15% of their compensation and a maximum contribution of $10,500, $10,500 and 10,000 in 2000, 1999 and 1998, respectively.

      The Company matches 25% of the first 5% of compensation contributed by the participant and $4.00 per week of employment during the year. At the option of the Company matching contributions to the Plan can be made in the form of the Company’s common stock. All contributions to the Plan are immediately vested. The Company has recorded charges to expenses related to the Plan of approximately $28,000, $16,000 and $23,000 in 2000, 1999 and 1998, respectively.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

9.  Income Taxes

      Deferred tax assets (liabilities) included in the balance sheets consist of the following:

	2000	1999

	(in thousands)

Net operating losses	$12,513	$8,420

Research tax credits	1,229	1,024

Disqualifying stock options	673	671

Alternative-minimum tax credit	94	94

Equipment and furniture	44	51

Intangibles from acquisition	12	15

Deferred patent costs	(602)	(626)

Accrued vacation pay	28	28

Deferred revenues	40	290

Allowance for Doubtful Accounts	19	—

	14,050	9,967

Less valuation allowance	$(14,050)	$(9,967)

Deferred tax assets, net	—	—

      The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2000	1999

Statutory federal tax rate	(34)%	(34)%

State income taxes, net of federal benefit	(5)%	(4)%

Disqualifying stock options	0%	3%

Research and development credit	(2)%	(8)%

Alternative-minimum credit	0%	(1)%

Other	1%	(1)%

Change in valuation allowance	40%	45%

	—	—

      Realization of net deferred tax assets at the balance sheet dates is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2000 and 1999.

      Novavax has recorded no net benefit for income taxes in 2000, 1999 and 1998 in the accompanying financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

      Federal net operating losses and tax credits available to the Company are as follows:

2000

(in thousands)

Federal net operating losses expiring through the year 2020	$32,400

State net operating losses expiring through the year 2015	37,142

Research tax credits expiring through the year 2020	1,229

Alternative-minimum tax credit (no expiration)	94

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2000, 1999 and 1998

10.  Commitments and Contingencies

      Novavax leases laboratory and office space, machinery and equipment under capital and non-cancelable operating lease agreements expiring at various dates through 2006. Future minimum rental commitments under non-cancelable leases as of December 31, 2000 are as follows:

Operating
Year	Leases

(in thousands)

2001	$781

2002	598

2003	509

2004	370

2005	377

Thereafter	165

$2,800

      Aggregate rental expenses approximated $411,000, $299,000, and $219,000 in 2000, 1999 and 1998, respectively.

      In connection with the lease for office and laboratory facilities, the Company is required to maintain a “Net Asset Value” of $2.0 million. The term “Net Asset Value” is defined as the difference between the total assets and the total liabilities. If the Net Asset Value falls below $2.0 million, the Company is required to provide other reasonable financial assurances to the landlord within five days of the landlord’s request.

11.  Subsequent Event

      In January 2001, the Company signed a co-promotion agreement with King for the distribution of one of the Company’s products in the United States. Additionally, the Company and King will combine U.S. sales efforts to begin co-promoting one of King’s products that is already on the market. The Company also paid King $3.3 million for the rights to a product that King has been marketing.