Form 10-Q
period 2001-03-31
NOVAVAX INC
filed 2001-05-15
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.

March 31, 2001	0-26770

NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

8320 Guilford Road, Columbia, MD	21046

(Address of principal executive offices)	(Zip code)

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

Common Shares Outstanding at May 10, 2001: 22,323,819

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended March 31, 2001

Table of Contents

Part I. Financial Information		Page No.
Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosure about Market Risk	*

Part II. Other Information

Item 1	Legal Proceedings	*

Item 2	Changes in Securities	*

Item 3	Defaults upon Senior Securities	*

Item 4	Submission of Matters to a Vote of Security Holders	*

Item 5	Other Information	*

Item 6	Exhibits and Reports on Form 8-K	13

Signature		14

*No information provided due to inapplicability of item.

Part I. Financial Information
Item 1. Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2001	2000

ASSETS	(unaudited)
Current assets:

Cash and cash equivalents	$8,893	$14,864

Accounts receivable	1,726	954

Inventory	612	461

Prepaid expenses and other current assets	729	757

Total current assets	11,960	17,036

Property and equipment, net	2,182	1,927

Goodwill and other intangible assets, net	40,190	37,566

Total assets	$54,332	$56,529

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,048	$1,401

Accrued expenses	3,009	3,200

Deferred revenue	—	104

Total current liabilities	4,057	4,705

Convertible note	20,000	20,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 50,000,000 shares authorized; 22,876,439 issued and 22,299,278 outstanding at March 31, 2001 and 22,586,304 issued and 22,104,087 outstanding at December 31, 2000	229	226

Additional paid-in capital	93,053	91,611

Accumulated deficit	(57,317)	(55,085)

Treasury stock, 577,161 and 482,217 shares, cost basis, at March 31, 2001 and December 31, 2000, respectively	(5,690)	(4,928)

Total stockholders’ equity	30,275	31,824

Total liabilities and stockholders’ equity	$54,332	$56,529

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended
	March 31,
	2001	2000

Revenues

Product sales	$4,255	$—

Contract research & development	711	460

Other	—	250

Total revenues	4,966	710

Operating costs and expense:

Cost of products sold	1,043	—

Research and development	2,592	1,524

Selling, general and administrative	3,484	641

Total operating costs and expenses	7,119	2,165

Loss from operations	(2,153)	(1,455)

Interest (expense) income, net	(79)	105

Net loss	$(2,232)	$(1,350)

Basic and diluted net loss per share	$(.10)	$(.08)

Weighted average shares used in computing net loss per share	22,164,678	17,322,405

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2001	2000

Operating Activities:

Net loss	$(2,232)	$(1,350)

Adjustments to reconcile net loss to net cash used by operating activities:

Non-cash compensation expense	—	2

Depreciation and amortization	784	102

Changes in operating assets and liabilities:

Accounts receivable	(772)	(435)

Inventory	(151)	—

Prepaid expenses and other assets	28	21

Accounts payable and accrued expenses	(544)	(43)

Deferred revenue	(104)	(137)

Net cash used by operating activities	(2,991)	(1,840)

Investing Activities:

Acquisition of product line	(3,332)	—

Capital expenditures	(331)	(133)

Deferred patent costs	—	(9)

Net cash used in investing activities	(3,663)	(142)

Financing Activities:

Payment of debt obligations	—	(37)

Issuance of common stock	—	11,255

Offering costs of common stock	—	(757)

Proceeds from the exercise of stock options and warrants	683	5,482

Net cash provided by financing activities	683	15,943

Net change in cash and cash equivalents	(5,971)	13,961

Cash and cash equivalents at beginning of period	14,864	732

Cash and cash equivalents at end of period	$8,893	$14,693

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Novavax, Inc., a Delaware corporation, (“Novavax” or the “Company”), is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company currently sells, markets and distributes a line of ethical pharmaceuticals and pre-natal vitamins. The Company’s principal technology platform involves the use of proprietary, microscopic, organized, non-phospholipid structures as vehicles for the delivery of a wide variety of drugs and therapeutic products.

The consolidated financial statements of Novavax for the three months ended March 31, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Novavax and its wholly owned subsidiaries Fielding Pharmaceuticals Company, Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Loss

      Under Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the period ended March 31, 2001 and 2000.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. PRODUCT AGREEMENTS AND ACQUISITION

In January 2001, the Company entered into a co-promotion agreement with King Pharmaceuticals, Inc., (“King”) for the Company’s topical transdermal estrogen replacement therapy, ESTRASORB™, in the United States. The company expects to file a New Drug Application for ESTRASORB in the first half of 2001. In addition, Novavax will combine U.S. sales efforts with King to begin co-promoting one of King’s products already on the market, Nordette®, a birth control pill. In another agreement, in January 2001, the company also acquired AVC™ Cream and Suppositories (“AVC”) from King for $3.3 million in cash. King had previously marketed AVC for the treatment of vaginal bacterial infections.

4. PRO FORMA FINANCIALS

In December 2000, Novavax acquired privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health.

The operating results of Fielding and AVC have been included in the consolidated statement of operations for the quarter. The following summary represents pro forma results of operations as if the acquisition had occurred at the beginning of 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect and are not intended to be indicative of future results.

3 Months ended March 31, 2000

(amounts in thousands except per share information)

Revenue	$3,582

Net loss	(1,669)

Loss per share applicable to common stockholders	$(0.09)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding product sales, future product development and related clinical trials and statements regarding future research and development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. As of March 31, 2001 our accumulated deficit was approximately $57.3 million. We expect the losses to continue in the near-term, as we conduct additional human clinical trials, seek regulatory approval for our product candidates and expand our commercialization activities.

In December 2000, we acquired the privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. Under the terms of the acquisition agreement, we acquired 100% of the outstanding shares of Fielding for approximately $36.5 million. Fielding was established in 1959 and markets women’s healthcare products nationally to obstetricians and gynecologists through its sales force of over 60 personnel. Fielding fills, packages and warehouses all of its own products, which are purchased from contract manufacturers. Fielding’s products included Nestabs®, a complete line of pre-natal vitamins; Gynodiol®, an oral form of estrogen replacement therapy, as well as several other over-the-counter women’s healthcare products. We will use Fielding to sell, market and distribute additional future products.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In December 2000 we entered into a Note Purchase Agreement with King Pharmaceuticals, Inc. (“King”) whereby we agreed to issue to King a 4% senior convertible promissory note in the aggregate amount of $25.0 million. On that same date, we entered into a 4% senior convertible promissory note with King for $20.0 million in principal due December 19, 2007 with interest payable in semi-annual installments on June 30 and December 31 commencing on June 30, 2001 (the “Note”). A second promissory note of $5.0 million is due to be executed when we file a New Drug Application (“NDA”) for our ESTRASORB product which is expected to occur during the first half of 2001. In addition, under a co-promotion agreement with King, we could receive a milestone payment from King of up to $5 million upon filing the ESTRASORB NDA.

During the first quarter of 2001, we completed a multi-center Phase III study of ESTRASORB™ in symptomatic menopausal women. ESTRASORB is our topical transdermal estrogen replacement therapy. The study involved 200 subjects in 20 centers nationwide. The study was designed to measure ESTRASORB’s ability to deliver 17b estradiol through the skin, when applied as a topical lotion. The study results indicate that there is a statistically significant difference between ESTRASORB and placebo treatment with respect to the trial’s primary clinical endpoint, a reduction in the number of hot flushes.

Results of Operations

The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Three months ended March 2001 (“2001”) compared to the three months ended March 2000 (“2000”)

Net loss for 2001 was $2.2 million or $(0.10) per share, compared to $1.4 million or $(0.08) per share for 2000, an increase of $800,000 or $(0.02) per share. Total revenues for 2001 were $5.0 million, an increase of $4.3 million compared to 2000 revenues of $0.7 million. Revenues for 2001 included $4.3 million of product sales from our recent acquisition of Fielding, in addition to revenue from research and development contracts with the National Institutes of Health (“NIH”) and other government agencies of $0.7 million. Revenues for 2000 included $250,000 from a license agreement and $460,000 from research and development contracts with the NIH. In connection with the product sales in 2001, we incurred $1.0 million for costs of products sold.

Selling, general and administrative expenses were $3.5 million for 2001, compared to $0.6 million incurred for the same period in 2000, an increase of $2.9 million. This increase was due to a number of factors, including, the sales and marketing costs to support product sales, the increases in personnel from the Fielding acquisition, the increases in administrative and executive employees in 2000 to support our growth and the initiation of commercialization activities for ESTRASORB. In addition, we also expensed approximately $0.8 million for goodwill amortization related to the Fielding acquisition and the acquisition of the AVC™ Product Line from King Pharmaceuticals, Inc. (“King”) in January 2001 for $3.3 million. Research and development expenses were $2.6 million in 2001 compared to $1.5 million in 2000. This $1.1 million increase in research and development expenses is primarily due to costs associated with our manufacturing process validation and NDA filing costs related to ESTRASORB. We expect costs related to our clinical trials, NDA filings and manufacturing process validation to continue to increase during the remainder of 2001.

Net interest expense for 2001 was $79,000 compared to net interest income in 2000 of $105,000. The net change in interest of $184,000 is due to the interest expense accrued on the Note with King, offset by interest income on available cash balances.

Liquidity and Capital Resources

Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, product sales and changes in our development and commercialization activities and arrangements. The Company has two products in clinical trials. Future activities including clinical development, the establishment of commercial-scale manufacturing capabilities and developing sales and marketing programs is subject to our ability to raise funds through equity financing or collaborative arrangements with industry partners.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In addition to the AVC Product Line acquisition of $3.3 million we also used $2.6 million during the three month period ended March 31, 2001 to fund the activities of our research and development programs, particularly, costs associated with obtaining regulatory approvals, manufacturing process validation and pre-clinical and clinical testing. Cash balances of the Company funded these expenditures. Working capital was $7.9 million at March 31, 2001 as compared to $12.3 million at December 31, 2000. The $4.4 million decrease in working capital is primarily due to the uses of cash discussed above. Cash and cash equivalents totaled $8.9 million at March 31, 2001 compared to $14.9 million at December 31, 2000.

We estimate that based on projected levels of spending and revenues, giving effect to future financings and milestone payments with King, existing cash resources will be sufficient to finance our operation for approximately 12 to 18 months. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, including these related to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted for available cash. As we continue to progress in our clinical development activities and commercial scale-up of product manufacturing, we anticipate future increases in spending associated with these activities. Moreover, we will continue to seek to establish one or more collaborations with industry partners, to defray the costs of clinical trials, product development, product line expansion and other related activities. We will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government agency contracts. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of our technologies and products. If adequate funds are not available, We may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

Part II. Other Information

NOVAVAX, INC. AND SUBSIDIARIES

Item 1 – Legal Proceedings

      The Company is not a party to any material pending legal proceedings.

Item 2 – Changes in Securities

      None.

Item 3 – Defaults upon Senior Securities

      None.

Item 4 – Submission of Matters to a Vote of Security Holders

      None

Item 5 – Other Information

      None.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K

1.	The Company filed a current report on Form 8-K on January 2, 2001 to report the senior convertible note financing on December 19, 2000, with King Pharmaceuticals, Inc.

2.	The Company filed a current report on Form 8-K dated January 8, 2001 to report the product co-promotion agreements and AVC product line acquisition agreement entered into with King Pharmaceuticals, Inc.

3.	The Company filed a current report on Form 8-K dated March 12, 2001 to report under Item 9, a revenue forecast provided in a previous press release.

4.	The Company filed a current report on Form 8-KA on March 23, 2001 to report the financial statements required for the Form 8-K dated January 8, 2001.

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

NOVAVAX, INC. (Registrant)

Date: May 15, 2001	By: /s/ Dennis W. Genge Dennis W. Genge Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)