Form 10-Q
period 2001-06-30
NOVAVAX INC
filed 2001-08-13
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001	Commission File No. 0-26770

NOVAVAX, INC.

 (Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8320 Guilford Road, Columbia, MD	21046

(Address of principal executive offices)	(Zip code)

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

Common Shares Outstanding at August 10, 2001: 22,850,870

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended June 30, 2001

Table of Contents

Part I.	Financial Information	Page No.
Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the three month and six month periods ended June 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosure about Market Risk	*

Part II.	Other Information

Item 1	Legal Proceedings	*

Item 2	Changes in Securities and Use of Proceeds	*

Item 3	Defaults upon Senior Securities	*

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	*

Item 6	Exhibits and Reports on Form 8-K	16

Signature		17

*	No information provided due to inapplicability of item.

Part I. Financial Information
Item 1. Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS	(unaudited)
Current assets:

Cash and cash equivalents	$11,437	$14,864

Accounts receivable	2,495	954

Inventory	825	461

Prepaid expenses and other current assets	837	757

Total current assets	15,594	17,036

Property and equipment, net	2,457	1,927

Goodwill and other intangible assets, net	39,330	37,566

Total assets	$57,381	$56,529

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,521	$1,401

Accrued expenses	3,582	3,200

Deferred revenue — current	250	104

Total current liabilities	5,353	4,705

Convertible note	20,000	20,000

Deferred revenue	2,750	—

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 50,000,000 shares authorized; 23,038,442 issued and 22,461,281 outstanding at June 30, 2001 and 22,586,304 issued and 22,104,087 outstanding at December 31, 2000	230	226

Additional paid-in capital	93,863	91,611

Accumulated deficit	(59,125)	(55,085)

Treasury stock, 577,161 and 482,217 shares, cost basis, at June 30, 2001 and December 31, 2000, respectively	(5,690)	(4,928)

Total stockholders’ equity	29,278	31,824

Total liabilities and stockholders’ equity	$57,381	$56,529

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenues Product sales	$4,278	$—	$8,533	$—

Contract research & development	1,167	588	1,878	1,298

Other	2,500	—	2,500	—

Total revenues	7,945	588	12,911	1,298

Operating costs and expense:

Cost of products sold	1,061	—	2,104	—

Research and development	3,837	2,113	6,429	3,637

Selling, general and administrative	4,729	1,302	8,213	1,943

Total operating costs and expenses	9,627	3,415	16,746	5,580

Loss from operations	(1,682)	(2,827)	(3,835)	(4,282)

Interest (expense) income, net	(126)	186	(205)	291

Net loss	$(1,808)	$(2,641)	$(4,040)	$(3,991)

Basic and diluted net loss per share	$(.08)	$(.14)	$(.18)	$(.22)

Weighted average shares used in computing net loss per share	22,339,517	19,385,903	22,252,580	18,349,819

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,
	2001	2000

Operating Activities:

Net loss	$(4,040)	$(3,991)

Adjustments to reconcile net loss to net cash used by operating activities:

Non-cash compensation expense	—	2

Depreciation and amortization	1,719	206

Changes in operating assets and liabilities:

Accounts receivable	(1,541)	(327)

Inventory	(364)	—

Prepaid expenses and other assets	(80)	27

Accounts payable and accrued expenses	502	665

Deferred revenue	2,896	(500)

Net cash used by operating activities	(908)	(3,918)

Investing Activities:

Acquisition of product line	(3,332)	—

Capital expenditures	(681)	(485)

Deferred patent costs	—	(43)

Net cash used in investing activities	(4,013)	(528)

Financing Activities:

Payment of debt obligations	—	(74)

Issuance of common stock	—	11,255

Offering costs of common stock	—	(757)

Proceeds from the exercise of stock options and warrants	1,494	5,575

Net cash provided by financing activities	1,494	15,999

Net change in cash and cash equivalents	(3,427)	11,553

Cash and cash equivalents at beginning of period	14,864	732

Cash and cash equivalents at end of period	$11,437	$12,285

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

The consolidated financial statements of Novavax for the six months ended June 30, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Novavax and its wholly owned subsidiaries Fielding Pharmaceutical Company, Micro-Pak, Inc., Micro Vesicular Systems, Inc. and Lipovax, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      Revenues from milestone payments are recorded as the earning process has been completed and services have been rendered.

Net Loss per Share

      Basic earnings per share are computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.

      Potential common shares are not included in the computation of dilutive earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares, as they are antidilutive.

Comprehensive Loss

      Under Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the period ended June 30, 2001 and 2000.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations, Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Amortization of intangible assets for the quarter and six months ended June 30, 2001 amounted to approximately $700,000 and $1.4 million.

3. PRODUCT LICENSING AND CO-PROMOTION AGREEMENTS

In June 2001, the Company expanded its January 2001 licensing agreement with King Pharmaceuticals, Inc. (“King”) for ESTRASORB, Novavax’s proprietary topical estrogen replacement therapy. The amended agreements grant King exclusive rights to promote, market and distribute ESTRASORB in Canada, and five additional countries in Europe – Switzerland, Greece, Italy, Spain and the Netherlands and adds ANDROSORB, a topical testosterone replacement therapy for testosterone deficient women to the license agreements. Under the terms of the expanded agreement Novavax received $3.0 million from King in up-front licensing fees, which was recorded as deferred revenue and will be recognized over the life of the agreement, and the Company will also receive additional milestone payments of $1.0 million upon ESTRASORB’s approval in Canada and $2.0 million upon the first approval of ESTRASORB in one of the five countries included in the expanded agreement. The Company will also receive royalties on future sales.

On June 29, 2001 the Company submitted an NDA with the FDA, for our ESTRASORB product. Under the terms of the Company’s co-promotion agreement with King, for ESTRASORB, Novavax received a $2.5 million milestone payment from King for this submission and is entitled to an additional $2.5 million upon the FDA’s formal acceptance of the filing, which is expected to occur by the end of August 2001. Also, upon the formal acceptance of the filing, Novavax will receive an additional $5.0 million from King representing the remaining portion of the $25.0 million convertible note which the company entered into in December 2000.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. PRO FORMA FINANCIALS

In December 2000, Novavax acquired privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. The puchase method of accounting was used to account for the transaction.

The operating results of Fielding and the AVC Product Line have been included in the consolidated statement of operations for the quarter. The following summary represents pro forma results of operations as if the acquisition had occurred at the beginning of 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect and are not intended to be indicative of future results.

6 Months ended June 30, 2000

(amounts in thousands except per share information)
Revenue	$6,545

Net loss	(5,177)

Loss per share applicable to common stockholders	$(0.25)

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

The Company has incurred net losses since its inception from the development of its technologies for human pharmaceuticals, vaccines and vaccine adjuvants. As of June 30, 2001 our accumulated deficit was approximately $59.1 million. We expect the losses to continue in the near-term, as we conduct additional human clinical trials, seek regulatory approval for our product candidates and expand our commercialization activities.

In December 2000, we acquired the privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. Under the terms of the acquisition agreement, we acquired 100% of the outstanding shares of Fielding for approximately $36.5

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

million. Fielding was established in 1959 and markets women’s healthcare products nationally to obstetricians and gynecologists through its sales force of over 60 personnel. Fielding fills packages and warehouses all of its own products, which are purchased from contract manufacturers. Fielding’s products included Nestabs®, a complete line of pre-natal vitamins; Gynodiol®, an oral form of estrogen replacement therapy, as well as several other over-the-counter women’s healthcare products. We will use Fielding to sell, market and distribute additional future products.

During the first quarter of 2001, we completed a multi-center Phase III study of ESTRASORB™ in symptomatic menopausal women. ESTRASORB is our topical transdermal estrogen replacement therapy. The study was designed to measure ESTRASORB’s ability to deliver 17b estradiol through the skin, when applied as a topical lotion. The study results indicate that there is a statistically significant difference between ESTRASORB and placebo treatment with respect to the trial’s primary clinical endpoint, a reduction in the number of hot flushes. In June 2001 we submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for ESTRASORB.

In December 2000 we entered into a Note Purchase Agreement with King Pharmaceuticals, Inc. (“King”) whereby we agreed to issue to King a 4% senior convertible promissory note in the aggregate amount of $25.0 million. On that same date, we issued a 4% senior convertible promissory note with King for $20.0 million in principal due December 19, 2007 with interest payable in semi-annual installments on June 30 and December 31 commencing on June 30, 2001 (the “Note”). A second promissory note of $5.0 million is due to be executed upon the FDA’s formal acceptance of the NDA filing for our ESTRASORB product, which is expected to occur by the end of August 2001 (“the Formal Acceptance”). In addition, under a co-promotion agreement with King, we received a milestone payment from King of $2.5 million upon our submission of the ESTRASORB NDA, and we will receive an additional milestone of $2.5 million upon the Formal Acceptance.

In June 2001, the Company also expanded its January 2001 licensing agreement with King for ESTRASORB. The amended agreements grant King exclusive rights to promote, market and distribute ESTRASORB in Canada, and five additional countries in Europe, and adds ANDROSORB, a topical testosterone replacement therapy for testosterone deficient women to the license agreements. Under the terms of the expanded agreement we received $3.0 million from King in up-front licensing fees, and we will also receive additional milestone payments of $1.0 million upon ESTRASORB’s approval in Canada and $2.0 million upon the first approval of ESTRASORB in Europe. The Company will also receive royalties on future sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Three months ended June 2001 (“2001”) compared to the three months ended June 2000 (“2000”)

Net loss for 2001 was $1.8 million or $(0.08) per share, compared to $2.6 million or $(0.14) per share for 2000, a decrease of $800,000 or $0.06 per share. Total revenues for 2001 were $7.9 million, an increase of $7.3 million compared to 2000 revenues of $600,000. Revenues for 2001 included $4.3 million of product sales from our acquisition of Fielding, in addition to revenue from research and development contracts with the National Institutes of Health (“NIH”) and other government agencies of $1.2 million, and a $2.5 million milestone payment from King for the timely submission of our ESTRASORB NDA in June 2001. Revenues for 2000 included $250,000 from a license agreement and $338,000 from research and development contracts with the NIH. In connection with the product sales in 2001, we incurred $1.1 million for costs of products sold.

Selling, general and administrative expenses were $4.7 million for 2001, compared to $1.3 million incurred for the same period in 2000, an increase of $3.4 million. This increase was due to a number of factors, including the sales and marketing costs to support product sales, the increases in personnel from the Fielding acquisition, the full effect of increases in administrative and executive employees in 2000 and 2001 to support our growth and the initiation of commercialization activities for ESTRASORB. In addition, we also expensed approximately $700,000 for goodwill amortization related to the Fielding acquisition and the acquisition of the AVC™ Product Line from King in January 2001 for $3.3 million. Research and development expenses were $3.8 million in 2001 compared to $2.1 million in 2000. This $1.7 million increase in research and development expenses is primarily due to NDA preparation and filing costs related to ESTRASORB and additional expenses to support the growth in research and development contracts.

Net interest expense for 2001 was $126,000 compared to net interest income in 2000 of $186,000. The net change in interest of $312,000 is primarily due to the interest expense accrued on the Note with King.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Six months ended June 2001 (“2001”) compared to the six months ended June 2000 (“2000”)

Net loss for 2001 was $4.0 million or $(0.18) per share, compared to $4.0 million or $(0.22) per share for 2000, a decrease of $0.04 per share. Total revenues for 2001 were $12.9 million, an increase of $11.6 million compared to 2000 revenues of $1.3 million. Revenues for 2001 included $8.5 million of product sales from our acquisition of Fielding, revenue from research and development contracts with the NIH and other government agencies of $1.9 million, and a $2.5 milestone payment from King for the timely submission of our ESTRASORB NDA in June 2001. Revenues for 2000 included $500,000 from a license agreement and $798,000 from research and development contracts with the NIH. In connection with the product sales in 2001, we incurred $2.1 million for costs of products sold.

Selling, general and administrative expenses were $8.2 million for 2001, compared to $1.9 million incurred for the same period in 2000, an increase of $6.3 million. This increase was due to a number of factors, including the sales and marketing costs to support product sales, the increases in personnel from the Fielding acquisition, the full effect of increases in administrative and executive employees in 2000 and 2001 to support our growth, and, the initiation of commercialization activities for ESTRASORB. In addition, we also expensed approximately $1.4 million for goodwill amortization related to the Fielding acquisition and the acquisition of the AVC™ Product Line from King in January 2001 for $3.3 million. Research and development expenses were $6.4 million in 2001 compared to $3.6 million in 2000. This $2.8 million increase in research and development expenses is primarily due to NDA preparation and filing costs related to ESTRASORB and additional expenses to support the growth in research and development contracts.

Net interest expense for 2001 was $205,000 compared to net interest income in 2000 of $291,000. The net change in interest of $496,000 is primarily due to the interest expense on the Note with King and higher cash balances in 2000 due to an equity financing the first quarter of that year.

Liquidity and Capital Resources

Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, product sales and changes in our development and commercialization activities and arrangements. We plan to have multiple products in clinical trials. Future activities including clinical development, the establishment of commercial-scale manufacturing capabilities and developing sales and marketing programs is subject to our ability to raise funds through equity financing or collaborative arrangements with industry partners.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In addition to the AVC Product Line acquisition of $3.3 million we also have used $3.8 million during the six month period ended June 30, 2001 to fund the activities of our research and development programs, particularly, costs associated with obtaining regulatory approvals, manufacturing process validation and NDA filing costs. Cash balances of the Company funded these expenditures. Working capital was $10.2 million at June 30, 2001 as compared to $12.3 million at December 31, 2000. The $2.1 million decrease in working capital is primarily due to the uses of cash discussed above, offset by working capital provided by product sales, licensing fees and milestone payments. Cash and cash equivalents totaled $11.4 million at June 30, 2001 compared to $14.9 million at December 31, 2000.

We estimate that based on projected levels of spending and revenues, and giving effect to future financings and milestone payments of $7.5 million with King related to the Formal Acceptance of the ESTRASORB NDA, existing cash resources will be sufficient to finance our operations for approximately 12 to 18 months. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, including these related to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted for available cash. As we continue to progress in our clinical development activities and commercial scale-up of product manufacturing, we anticipate future increases in spending associated with these activities. Moreover, we will continue to seek to establish one or more collaborations with industry partners, to defray the costs of clinical trials, product development, product line expansion and other related activities. We will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government agency contracts. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of our technologies and products. If adequate funds are not available, We may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

Part II. Other Information

NOVAVAX, INC. AND SUBSIDIARIES

Item 1 – Legal Proceedings

      The Company is not a party to any material pending legal proceedings.

Item 2 – Changes in Securities

      None.

Item 3 – Defaults upon Senior Securities

      None.

Item 4 – Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Stockholders held on May 9, 2001, the following proposals were adopted by the vote specified below:

1.	To elect the following nominees as Class III Directors to serve on the Board of Directors for a three year term expiring at the Annual Meeting of Stockholders in 2004.

	FOR	WITHHELD

Mitchell J. Kelly	16,703,534	1,129,759

Michael A. McManus, Jr.	17,717,882	115,411

John A. Spears	17,717,682	115,611

2.	To ratify the appointment of Ernst & Young LLP as independent auditors for the company for the current fiscal year ending December 31, 2001.

FOR	AGAINST	ABSTAIN

17,646,996	140,242	46,055

Item 5 – Other Information

      None.

Item 6 – Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2	Certificate of Designations of Series A Custom Convertible Preferred Stock of the Company, dated January 28, 1998. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed February 17, 1998).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated December 18, 2000. (Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

3.4	Certificate of Elimination of the Company, dated April 25, 2001.

3.5	Amended and Restated By-Laws of the Company.

10.1	1 First Amendment to Copromotion Agreement, dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc.

10.2	Second Amendment to Copromotion Agreement, dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc.

10.3	First Amendment to Exclusive License and Distribution Agreement, dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc.

10.4	Second Amendment to Exclusive License and Distribution Agreement, dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc.

      (b) Reports on Form 8-K:

      None

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

NOVAVAX, INC. (Registrant)

Date:	August 13, 2001	By: /s/ Dennis W. Genge

Dennis W. Genge
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)