Form 10-Q
period 2001-09-30
NOVAVAX INC
filed 2001-11-13
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.
September 30, 2001	0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8320 Guilford Road, Columbia, MD	21046

(Address of principal executive offices)	(Zip code)

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

Common Shares Outstanding at November 8, 2001: 23,272,237

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended September 30, 2001

Part I. Financial Information
Item 1. Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2001	2000

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,296	$14,864
Accounts receivable, net	3,012	954
Inventory	659	461
Prepaid expenses and other current assets	804	757

Total current assets	27,771	17,036
Property and equipment, net	2,513	1,927
Goodwill and other intangible assets, net	38,546	37,566

Total assets	$68,830	$56,529

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,483	$1,401
Accrued expenses	2,662	3,200
Deferred revenue – current	2,000	104

Total current liabilities	6,145	4,705

Convertible notes	30,000	20,000
Deferred revenue	2,688	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 23,756,558 issued and 23,179,397 outstanding at September 30, 2001 and 22,586,304 issued and 22,104,087 outstanding at December 31, 2000	238	226
Additional paid-in capital	97,086	91,611
Accumulated deficit	(61,637)	(55,085)
Treasury stock, 577,161 and 482,217 shares, cost basis, at September 30, 2001 and December 31, 2000, respectively	(5,690)	(4,928)

Total stockholders’ equity	29,997	31,824

Total liabilities and stockholders’ equity	$68,830	$56,529

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues
Product sales	$3,792	$—	$12,325	$—
Contract research & development	433	370	2,311	1,668
Milestone & licensing fees	813	—	3,313	—

Total revenues	5,038	370	17,949	1,668
Operating costs and expense:
Cost of products sold	822	—	2,926	—
Research and development	1,757	2,924	8,186	6,561
Selling, general and administrative	4,831	822	13,044	2,765

Total operating costs and expenses	7,410	3,746	24,156	9,326

Loss from operations	(2,372)	(3,376)	(6,207)	(7,658)

Interest (expense) income, net	(141)	163	(346)	454

Net loss	$(2,513)	$(3,213)	$(6,553)	$(7,204)

Basic and diluted net loss per share	$(.11)	$(.17)	$(.29)	$(.38)

Weighted average shares used in computing net loss per share	22,906,055	19,462,812	22,472,799	18,727,414

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,
	2001	2000

Operating Activities:
Net loss	$(6,553)	$(7,204)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash compensation expense	—	4
Depreciation and amortization	2,578	309
Changes in operating assets and liabilities:
Accounts receivable	(2,058)	(272)
Inventory	(198)	—
Prepaid expenses and other assets	(47)	(49)
Accounts payable and accrued expenses	(456)	1,265
Deferred revenue	4,585	(750)

Net cash used by operating activities	(2,149)	(6,697)

Investing Activities:
Acquisition of product line	(3,332)	—
Capital expenditures	(812)	(627)
Deferred patent costs	—	(58)

Net cash used in investing activities	(4,144)	(685)

Financing Activities:
Payment of debt obligations	—	(111)
Issuance of common stock	—	11,255
Offering costs of common stock	—	(757)
Proceeds from the issuance of convertible notes	10,000	—
Proceeds from the exercise of stock options and warrants	4,725	6,322

Net cash provided by financing activities	14,725	16,709

Net change in cash and cash equivalents	8,432	9,327
Cash and cash equivalents at beginning of period	14,864	732

Cash and cash equivalents at end of period	$23,296	$10,059

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Novavax, Inc., a Delaware corporation, (“Novavax” or the “Company”), is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company currently sells, markets and distributes a line of ethical pharmaceuticals and pre-natal vitamins. The Company’s principal technology platform involves the use of microscopic, organized, non-phospholipid structures as vehicles for the delivery of a wide variety of drugs and therapeutic products.

The consolidated financial statements of Novavax for the nine months ended September 30, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

Net Loss per Share

     Basic earnings per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period.

     Potential common shares are not included in the computation of dilutive earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares, as they are antidilutive.

Comprehensive Loss

     Under Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the periods ended September 30, 2001 and 2000.

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Amortization of intangible assets for the three and nine months ended September 30, 2001 were approximately $700,000 and $2.1 million.

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

On June 29, 2001 the Company submitted a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”), for our ESTRASORB product. Under the terms of the Company’s co-promotion agreement with King, for ESTRASORB, Novavax received a $2.5 million milestone payment from King for this submission. On September 5, 2001, the Company received a second $2.5 million milestone payment from King for the formal acceptance of the filing. Also, upon the formal acceptance of the filing, Novavax received an additional $5.0 million from King representing the remaining portion of the December 2000 Note Purchase Agreement. In addition, in September 2001, the company received an additional $5.0 million from King in exchange for a convertible note. The proceeds from the $5.0 million convertible note will be used to assist in pre-launch marketing cost for ESTRASORB.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. PRO FORMA FINANCIALS

In December 2000, Novavax acquired privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. The purchase method of accounting was used to account for the transaction. In January 2001, the Company purchased from King the rights to their AVC Product Line for $3.3 million.

The operating results of Fielding and the AVC Product Line have been included in the consolidated statement of operations for the quarter. The following summary represents pro forma results of operations as if the acquisition and product purchase had occurred at the beginning of 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect and are not intended to be indicative of future results.

9 Months ended September 30, 2000

(amounts in thousands except per share information)
Revenue	$10,092
Net loss	(5,337)
Loss per share applicable to common stockholders	$(.26)

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

All forward-looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except in accordance with applicable law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

Novavax, Inc. and its wholly owned subsidiaries is a specialty biopharmaceutical company engaged in the research, development and commercialization of products focused on women’s health and infectious diseases. We were incorporated in Delaware in 1987. Our principal executive offices are located at 8320 Guilford Road, Columbia, Maryland 21046.

The Company has incurred net losses since its inception from the development of its technologies. As of September 30, 2001 our accumulated deficit was approximately $61.6 million. We expect the losses to continue in the near-term, as we conduct additional human clinical trials, seek regulatory approval for our product candidates and expand our commercialization activities.

In December 2000, we acquired the privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a line of pharmaceutical products focused on women’s health. Under the terms of the acquisition agreement, we acquired 100% of the outstanding shares of Fielding for approximately $36.5

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

million, consisting of $13.0 million in cash, $18.5 million in shares of our common stock and $5.0 million in either common stock or cash which will be paid in March 2002. Fielding was established in 1959 and markets women’s healthcare products nationally to obstetricians and gynecologists through its current sales force of over 70 personnel. Fielding fills packages and warehouses all of its own products, which are purchased from contract manufacturers. Fielding’s products included Nestabs®, a complete line of pre-natal vitamins; Gynodiol®, an oral form of estrogen replacement therapy, as well as other over-the-counter women’s healthcare products. We will integrate Fielding’s operations to sell, market and distribute additional future Company products.

During the first quarter of 2001, we completed a multi-center Phase III study of ESTRASORB™ in symptomatic menopausal women. ESTRASORB is our topical transdermal estrogen replacement therapy. The study was designed to measure ESTRASORB’s ability to deliver 17b estradiol through the skin, when applied as a topical lotion. The study results indicate that there is a statistically significant difference between ESTRASORB and placebo treatment with respect to the trial’s primary clinical endpoint, a reduction in the number of hot flushes. In June 2001 we submitted a NDA with the FDA for ESTRASORB. In August the NDA for ESTRASORB was formally accepted by the FDA.

In December 2000 we entered into a Note Purchase Agreement with King Pharmaceuticals, Inc. (“King”) whereby we agreed to issue to King a 4% senior convertible promissory note in the aggregate amount of $25.0 million. On that same date, we issued a 4% senior convertible promissory note (the “Note”) with King for $20.0 million in principal due December 19, 2007 with interest payable in semi-annual installments on June 30 and December 31 commencing on June 30, 2001. A second promissory note of $5.0 million was issued upon the FDA’s formal acceptance of the NDA filing for our ESTRASORB product, which occurred in August 2001 (“the Formal Acceptance”). In addition, under a co-promotion agreement with King, we received a milestone payment from King of $2.5 million upon our submission of the ESTRASORB NDA, and an additional milestone payment of $2.5 million upon the Formal Acceptance. In September 2001, we received an additional $5.0 million in exchange for a convertible note with King. The proceeds from the note will be used to assist in funding pre-launch marketing cost for ESTRASORB.

In June 2001, the Company also expanded its January 2001 licensing agreement with King for ESTRASORB. The amended agreements grant King exclusive rights to promote, market and distribute ESTRASORB in Canada, and five additional countries in Europe, and adds ANDROSORB, a topical testosterone replacement therapy for testosterone deficient women to the license agreements. Under the terms of the expanded agreements we received $3.0 million from King in up-front licensing fees, and we will also receive additional milestone payments of $1.0 million upon ESTRASORB’s approval in Canada and $2.0 million upon the first approval of ESTRASORB in Europe. The Company will also receive royalties on future sales.

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

Three months ended September 2001 (“2001”) compared to the three months ended September 2000 (“2000”)

Net loss for 2001 was $2.5 million or $(.11) per share, compared to $3.2 million or $(0.17) per share for 2000, a decrease of $700,000 or $.06 per share. Total revenues for 2001 were $5.0 million, an increase of $4.6 million compared to 2000 revenues of $370,000. Revenues for 2001 included $3.8 million of product sales, in addition to revenue from research and development contracts with the National Institutes of Health (“NIH”) and other government agencies of $433,000, $750,000 related to the milestone payment from King for the Formal Acceptance of our ESTRASORB NDA and $63,000 in licensing fees. Revenues for 2000 included $250,000 from a license agreement and $120,000 from research and development contracts with the NIH. In connection with the product sales in 2001, we incurred $822,000 for costs of products sold.

Selling, general and administrative expenses were $4.8 million for 2001, compared to $822,000 incurred for the same period in 2000, an increase of $4.0 million. This increase was due to a number of factors, including the sales and marketing costs to support product sales, the increases in personnel from the Fielding acquisition, the full effect of increases in administrative and executive employees in 2000 and 2001 to support our growth and the initiation of commercialization activities for ESTRASORB. In addition, we also expensed approximately $700,000 for goodwill amortization related to the Fielding acquisition and the acquisition of the AVC™ Product Line from King in January 2001. Research and development expenses were $1.8 million in 2001 compared to $2.9 million in 2000. This $1.1 million decrease in research and development expenses is primarily due to the reduction in cost related to Phase III clinical trials for ESTRASORB in 2000 and the acceleration of cost associated with the NDA in the first half of 2001 to meet milestones agreed to in the Co-promotion Agreement with King.

Net interest expense for 2001 was $141,000 compared to net interest income in 2000 of $163,000. The net change in interest of $304,000 is primarily due to the interest expense accrued on the $30 million Notes with King.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Nine months ended September 2001 (“2001”) compared to the nine months ended September 2000 (“2000”)

Net loss for 2001 was $6.6 million or $(.29) per share, compared to $7.2 million or $(0.38) per share for 2000, a decrease of $600,000 or $.09 per share. Total revenues for 2001 were $18.0 million, an increase of $16.3 million compared to 2000 revenues of $1.7 million. Revenues for 2001 included $12.3 million of product sales, revenue from research and development contracts with the NIH and other government agencies of $2.3 million, and $3.3 million relating to milestone payments from King for the timely submission and Formal Acceptance of our ESTRASORB NDA filling with the FDA in June 2001 and August 2001, respectively. Revenues for 2000 included $750,000 from a license agreement and $918,000 from research and development contracts with the NIH. In connection with the product sales in 2001, we incurred $2.9 million for costs of products sold.

Selling, general and administrative expenses were $13.0 million for 2001, compared to $2.8 million incurred for the same period in 2000, an increase of $10.2 million. This increase was due to a number of factors, including the sales and marketing costs to support product sales, the increases in personnel from the Fielding acquisition, the full effect of increases in administrative and executive employees in 2000 and 2001 to support our growth, and the initiation of commercialization activities for ESTRASORB. In addition, we also expensed approximately $2.1 million for goodwill amortization related to the Fielding acquisition and the acquisition of the AVC™ Product Line from King in January 2001. Research and development expenses were $8.2 million in 2001 compared to $6.6 million in 2000. This $1.6 million increase in research and development expenses is primarily due to NDA preparation and filing costs for ESTRASORB and additional expenses to support the growth in research and development contracts.

Net interest expense for 2001 was $346,000 compared to net interest income in 2000 of $454,000. The net change in interest of $800,000 is primarily due to the interest expense on the $30 million of Notes with King.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In addition to the AVC Product Line acquisition of $3.3 million we also have used $8.2 million during the nine month period ended September 30, 2001 to fund the activities of our research and development programs, particularly, costs associated with obtaining regulatory approvals, manufacturing process validation and NDA filing costs for ESTRASORB. Cash balances of the Company funded these expenditures.

Working capital was $21.6 million at September 30, 2001 compared to $12.3 million at December 31, 2000. The $9.3 million increase in working capital is primarily due to the issuance of $10.0 million in convertible notes during September; milestone payments of $5.0 million receive from King related to ESTRASORB, the exercise of stock options and warrants totaling $4.7 million, offset by additional operating expenses. Cash and cash equivalents totaled $23.3 million at September 30, 2001 compared to $14.9 million at December 31, 2000.

We estimate that based on projected levels of spending and revenues, existing cash resources will be sufficient to finance our operations for approximately 18 to 24 months. Past spending levels are not necessarily indicative of future spending. Future expenditures for product development, including these related to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted for available cash. As we continue to progress in our clinical development activities and commercial scale-up of product manufacturing, we anticipate future increases in spending associated with these activities. Moreover, we will continue to seek to establish one or more collaborations with industry partners, to defray the costs of clinical trials, product development, product line expansion and other related activities. We will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government agency contracts. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of our technologies and products. If adequate funds are not available, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

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

     None.

Item 3 – Defaults upon Senior Securities

     None.

Item 4 – Submission of Matters to a Vote of Security Holders

     None.

Item 5 – Other Information

     None.

Item 6 – Exhibits and Reports on 8-K

     (a)        Exhibits:

None.

     (b)        Reports on Form 8-K:

The Company filed a current report on form 8-K dated September 5, 2001 under Item 5 to report and the issuance of $10.0 million in convertible notes to King Pharmaceuticals, Inc. and the receipt of a milestone payment of $2.5 million from King for the Formal Acceptance by the FDA of our NDA for ESTRASORB.

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

NOVAVAX, INC. (Registrant)

Date: November 13, 2001	By: /s/ Dennis W. Genge Dennis W. Genge Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)