Form 10-K
period 2001-12-31
NOVAVAX INC
filed 2002-03-15
CIK 1000694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File No. 0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2816046 (I.R.S. Employer Identification No.)

8320 Guilford Road, Columbia, Maryland	21046
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (301) 854-3900

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of 20,973,202 shares of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the registrant at March 8, 2002, as computed by reference to the closing price of such stock, was approximately $221,057,549.

      The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding at March 8, 2002 was 23,915,343 shares.

Documents Incorporated By Reference

     Portions of the Registrant’s Proxy Statement to be filed not later than 120 days after December 31, 2001, in connection with the Registrant’s 2002 Annual Meeting of Stockholders, referred to herein as the “Proxy Statement,” are incorporated by reference into Part III of this Form 10-K. Certain exhibits filed with the Registrant’s prior registration statements and periodic reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

PART I

Item 1.  Business

Overview

      Novavax is a fully-integrated specialty pharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s healthcare and infectious diseases. Our lead product candidate, ESTRASORB™, is the first transdermal lotion for estrogen replacement therapy for which a New Drug Application has been accepted for filing by the Food and Drug Administration. The New Drug Application for ESTRASORB was submitted in June 2001 and was accepted for filing in August 2001. We are seeking FDA approval of ESTRASORB for the reduction of hot flashes in menopausal women and, if approved, we believe ESTRASORB will be competitively positioned to address the $1.8 billion estrogen replacement therapy market in the United States. In our Phase II and III clinical trials, women using ESTRASORB experienced a statistically significant reduction in the number of hot flashes, the primary endpoint of our study, with many women reporting a total elimination of hot flashes while using the product. We also believe that ESTRASORB offers additional advantages over other estrogen replacement therapies, including ease of use, more rapid onset of estrogen therapy and a lower incidence of skin irritation and nausea.

      Our drug delivery technologies involve the use of our patented oil and water emulsions which we believe can be used as vehicles for the transdermal and injectable delivery of a wide variety of drugs and other therapeutic products, including hormones, anti-bacterial and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. We believe that our technologies represent the first time that alcohol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered through the skin. In addition to ESTRASORB, our product candidates using these technologies include ANDROSORB™, a transdermal testosterone lotion that is in Phase II clinical trials, ANDRO-JECT™, a long-acting subcutaneous injectable formulation of testosterone that is in preclinical development, and a transdermal progestin lotion that is also in preclinical development. We also conduct research and development on preventative and therapeutic vaccines for a variety of infectious diseases.

      During 2001, we signed a co-promotion agreement with King Pharmaceuticals, Inc. (“King”) for the promotion and marketing of ESTRASORB and ANDROSORB within the United States and licensed to King the right to sell these products outside the United States. This relationship with King has the potential to provide us with deeper women’s healthcare market penetration for ESTRASORB and ANDROSORB. We will record all revenues from the sales of ESTRASORB and ANDROSORB in the United States and will pay to King 50% of these revenues less 50% of manufacturing and approved marketing costs, subject to certain modifications. We received licensing fees of $3.0 million and milestone payments totaling $5.0 million from King upon the submission to the FDA and acceptance for filing of the ESTRASORB New Drug Application. We also received from King $20.0 million in December 2000 and $10.0 million in September 2001 in the form of convertible note financings.

      We currently market, sell and distribute a line of prescription pharmaceuticals and prenatal vitamins through our 85 person sales force including national accounts team, which has extensive experience selling to obstetricians, gynecologists, managed care organizations, wholesalers and retail pharmacies throughout the United States. In 2001, these products produced revenues of $17.3 million. If we receive marketing approval from the FDA, we expect to sell ESTRASORB both through our sales force and through King’s salesforce. We intend to manufacture ESTRASORB for commercial sale in a dedicated 20,000 square foot facility, which is currently being built to our requirements.

Our Strategy

      The primary elements of our strategy include:

•	Maximize the commercial impact of ESTRASORB. We are currently developing commercialization and manufacturing infrastructures, programs and systems in anticipation of approval of our ESTRASORB New

Drug Application by the FDA in 2002. We believe that our marketing plan, together with the significant expertise of our management team in new product launches, will enable ESTRASORB to rapidly penetrate the $1.8 billion estrogen replacement therapy market in the U.S. We expect that the introduction of ESTRASORB, if approved, will increase our presence in the women’s healthcare market, thereby enabling us to more effectively commercialize future products which we develop or acquire. Our co-promotion agreement with King should provide us with additional marketing and selling expertise which will assist us in achieving deeper market penetration for ESTRASORB.

•	Leverage our unique drug delivery technology platforms to commercialize additional pharmaceutical products. A key component of our growth strategy is the introduction of new products based on our proprietary drug delivery technologies. In addition to ESTRASORB, we have three hormone replacement therapy candidates in various stages of clinical and preclinical development. We will continue to focus on developing improvements to existing therapies. We intend to target large markets where our products can be differentiated through increased efficacy and improved delivery technique.

•	Continue to develop our capabilities as a fully-integrated specialty pharmaceutical company. We intend to continue to enhance our internal capabilities in the developing, testing, manufacturing and marketing of our product candidates. We believe that this fully-integrated platform differentiates us from many specialty pharmaceutical companies and enhances our ability to successfully introduce new products such as ESTRASORB and to grow our existing line of women’s healthcare products. We plan to continue to focus our research and development efforts on advancing our existing product candidates towards commercialization and on identifying and commercializing new therapies using our unique drug delivery techniques. We perform many components of the ESTRASORB manufacturing process, and we are increasing our manufacturing capabilities in anticipation of the commercial launch of ESTRASORB in 2002. We have an 85 person sales force including national accounts team with experience in the area of women’s health, and intend to continue to build that sales team as we are able to commercialize or acquire new products.

•	Continue to expand our product lines through acquisition of new products and technologies. We believe we can continue to grow through the acquisition of product lines, individual products or additional technologies. We believe numerous opportunities exist to acquire such products and technologies as large pharmaceutical companies seek to divest many non-core product areas. We regularly evaluate opportunities to acquire products in markets we currently serve, as well as potential new markets where our management team has expertise, such as oncology. Our fully-integrated capabilities assist us in identifying, acquiring and successfully implementing new product and company acquisitions.

We have demonstrated our ability to successfully acquire and integrate products and research capabilities. For example, we acquired Fielding Pharmaceutical Company in December 2000, which enabled us to expand our women’s healthcare product line and gave us an established national sales force with experience calling on obstetricians and gynecologists throughout the United States. In January 2001, we purchased the AVC™ Cream product line from King to provide us with additional products to sell through our sales force. In August 1999, we acquired a vaccine research and development group from DynCorp, which has enabled us to develop advanced vaccine product candidates.

•	Exploit our expertise in vaccine technology to develop products for a large and underserved market. We currently have several vaccine candidates in clinical and preclinical development. In particular, we are pursuing an inactivated smallpox vaccine and a human papillomavirus vaccine that we believe could address large and underserved markets if approved. In order to pursue a number of vaccine development programs, we intend to collaborate with private companies and governmental agencies, including the National Institutes of Health, with which we have several ongoing projects.

Our Products and Product Candidates

      We are focused on the successful introduction of new product candidates and the continued sales growth of the products we currently market. The table below provides a summary of our marketed products and product candidates, which are discussed elsewhere in further detail:

Product or
Product Candidate	Product Description	Partner	Status

Nestabs®	Prescription prenatal vitamins	—	Marketed
Gynodiol™	Oral estrogen replacement therapy	—	Marketed
AVC™ cream and suppositories	Vaginal bacterial infection	—	Marketed
Nordette®	Birth control pill	King (co-promotion)	Marketed
ESTRASORB™	Transdermal lotion for estrogen replacement	King (co-promotion)	NDA filed
ANDROSORB™	Transdermal lotion for testosterone replacement	King (co-promotion)	Phase II
HPV16 vaccine	Human papillomavirus vaccine	NIH/ King	Phase II
ANDRO-JECT™	Injectable testosterone	—	Preclinical
Progestin lotion	Transdermal lotion for progestin replacement	—	Preclinical
Inactivated smallpox vaccine	Smallpox (vaccinia)	—	Preclinical

     Our Lead Product Candidate — ESTRASORB

      ESTRASORB is our lead product candidate and employs our patented micellar nanoparticle technology to deliver estrogen, in the form of 17ß estradiol, through the skin when applied topically in the form of a lotion. We submitted a New Drug Application for ESATRASORB to the FDA in June 2001, which was accepted for filing in August 2001. We are seeking FDA approval of ESTRASORB for the reduction of hot flashes in menopausal women. In clinical trials, participants using ESTRASORB experienced a statistically significant reduction in the number of hot flashes, the primary endpoint of the studies, with many reporting the complete elimination of hot flashes during the trial period. We believe that ESTRASORB offers advantages over competing therapies in the $1.8 billion estrogen replacement market in the United States. ESTRASORB is easy to use and lowers the incidence of skin irritation and stomach upset associated with other estrogen replacement products. Our marketing studies indicate that ESTRASORB’s method of topical application will differentiate ESTRASORB from other estrogen replacement therapies.

      Market Overview. As a woman approaches menopause, ovulation becomes less frequent and the production of estrogen decreases. Eventually, the estrogen produced is insufficient to bring about menstruation. Menopause is typically diagnosed when there has been an absence of menstruation for at least one year accompanied by the presence of hot flashes. Women are entering menopause at the rate of approximately 4,000 per day. An estimated 10.0 million women are currently on estrogen replacement therapy. This number is forecast to increase to 12.8 million in 2004 as diagnosis and medication efficacy increase and side effects associated with therapy decrease. The demographic expansion of the “baby boomer” generation will cause an increase in the estrogen replacement therapy market as more women reach the ages associated with menopause and seek medical attention for their symptoms.

      Estrogen replacement therapy is currently used worldwide by menopausal women to treat the symptoms of menopause, such as hot flashes, and by post-menopausal women to prevent osteoporosis and other adverse health conditions. Current estrogen replacement products include oral tablets and, more recently, transdermal patches. Users of oral estrogen tablets may sometimes experience the side effect of nausea. Transdermal patches for estrogen replacement were developed in large part to eliminate this side effect of nausea and first became commercially available in the mid 1980’s. Patches generally use alcohol to drive the estrogen through the skin to achieve therapeutic blood levels. These patches may cause skin irritation and the inconvenience to the patient associated with wearing and changing an external patch. As shown by the chart below, in the

12 months ended September 30, 2001, the estrogen replacement market in the U.S. was approximately $1.8 billion, with approximately 78% of the market using oral estrogen replacement therapy and 14% of the market using transdermals.

      Clinical Trials of ESTRASORB. We have completed several preclinical and human safety and efficacy studies for ESTRASORB. A Phase II study completed in the first quarter of 1999 involved a 35-day dosing protocol and included 120 patients at six clinical sites in the United States. This study indicated that ESTRASORB, administered daily to menopausal women, significantly reduced the number of hot flashes per day. In the first quarter of 2001, we completed a pivotal Phase III study at 21 centers in the U.S. designed to determine the efficacy of ESTRASORB in reducing the frequency of hot flashes in menopausal women. The Phase III study was a randomized, double-blind, placebo-controlled, parallel-group study involving approximately 200 participants. During this study, a 3.0-gram daily dose of either ESTRASORB or placebo lotion was administered to the thigh and calf of each participant, with approximately 100 participants receiving ESTRASORB and the remainder receiving the placebo lotion. The results indicated that at weeks 3 through 12, ESTRASORB was statistically significantly superior to the placebo lotion in reducing the mean daily number of hot flashes. The Phase III study further demonstrated that ESTRASORB had no clinically relevant adverse effect on laboratory safety parameters, vital signs or dermal assessments. In June 2001, we submitted a New Drug Application to the FDA, which was accepted for filing in August 2001, for approval to market ESTRASORB for the treatment of hot flashes in menopausal women.

      Marketing of ESTRASORB. The U.S. marketplace for estrogen replacement therapy is heavily saturated by competitors. In response, we have prepared an aggressive launch and marketing strategy for ESTRASORB. Our marketing efforts will target the high-volume prescribers and early adopters of women’s healthcare products. Our public relations plan will focus on the ways in which ESTRASORB’s topical method of application will assist in counteracting the poor compliance rate currently associated with estrogen replacement therapy. We have also established a Physician Advisory Board to advise us with respect to our goal of early adoption of ESTRASORB by targeted physicians. These efforts will be further supplemented by a publications strategy aimed toward the inclusion in specialty medical publications of in-depth clinical information regarding ESTRASORB.

     Currently Marketed Products

      Our acquisition of Fielding in 2000 enabled us to expand our women’s healthcare product line and provided us with an established national sales force having extensive experience in selling to obstetricians and gynecologists throughout the United States. The acquisition included the Nestabs® product line and Gynodiol™, described below, and a sales force of 59 people. We believe that the expertise gained through the marketing of these products positions us for a successful launch of ESTRASORB, if approved by the FDA. We currently market the following four women’s healthcare prescription products:

      Nestabs®. Nestabs is a complete line of prenatal multivitamins for use before, during and after pregnancy. The product line includes Nestabs® Rx, Nestabs® CBF and Nestabs® FA. The Nestabs products are designed to prevent and control iron deficiency through low-dose iron supplementation. Nestabs provides a convenient once-a-day dosing regimen and a patient-friendly small, easy to swallow tablet. The Nestabs product line generated $11.3 million in sales in 2001.

      Gynodiol™. Gynodiol is a safe, effective and economical option for women who require an oral estrogen replacement therapy, and is available in four dosage strengths. Gynodiol is indicated for the relief of moderate to severe vasomotor symptoms associated with menopause, the treatment of vulval and vaginal atrophy, the treatment of hypoestrogenism and the prevention of osteoporosis. Gynodiol is the only estradiol product available in a 1.5 mg strength, allowing for more precise titration. The total sales for Gynodiol in 2001 were $2.2 million.

      AVC™ Cream and Suppositories. AVC cream and suppositories are an established line of women’s hygiene products effective for the treatment of vaginal bacterial infection. AVC is designed to block certain metabolic processes essential for the growth of susceptible bacteria. We acquired the AVC product line from King for $3.3 million in 2001 and we believe there is opportunity for sales growth because AVC is the only sulfanilamide, in either a cream or suppository, on the market. The AVC product line generated $3.5 million in sales in 2001.

      Nordette®. Nordette is an oral contraceptive owned by King. In partnership with King, we co-promote this product to obstetricians and gynecologists nationwide. The revenues are booked by King and we receive a payment from King which reflects 50% of these revenues above an established quarterly baseline, less related manufacturing and approved marketing expenses, subject to certain baseline modifications.

     Other Hormone Replacement Therapy Product Candidates

      We are using our innovative drug delivery technologies to expand our product pipeline through the development of new product candidates, including a testosterone replacement therapy product for women. Our hormone replacement therapy program includes the following products:

      ANDROSORB™. ANDROSORB employs our patented micellar nanoparticle technology to deliver testosterone through the skin, when applied topically in lotion form. Although generally associated with men, testosterone is also a naturally occurring hormone in women. As a woman ages, she may experience a variety of symptoms of testosterone deficiency, including poor libido or sexual responsiveness, depression and cardiovascular, musculoskeletal and urological problems. ANDROSORB may be useful to treat the symptoms of testosterone deficiency, a condition that is increasingly prevalent in our aging population.

      To date, there have been no approved testosterone therapy products for women in the U.S. other than a product which combines estrogen and testosterone. Current testosterone replacement therapy products for men include deep intramuscular injections, transdermal patches and gels. The injections require frequent visits to a physician and may be associated with pain at the injection site and abscess. The transdermal patches may cause skin irritation and patient inconvenience associated with wearing and changing external patches. We believe that ANDROSORB may offer several advantages over these current therapies. ANDROSORB is a lotion that may be applied to the skin, thus eliminating the need for intramuscular injections. In addition, ANDROSORB does not contain materials that may cause the skin irritation associated with transdermal patches. We completed a Phase II dose ranging study in testosterone deficient women in the fourth quarter of 2000 and expect to begin additional Phase II trials in the first quarter of 2002.

      ANDRO-JECT™. We also have in preclinical development ANDRO-JECT, a depot delivery system for testosterone. ANDRO-JECT represents our initial application for our Sterisome technology, a new oil-free, cholesterol-free depot drug delivery system. ANDRO-JECT is delivered subcutaneously with a small, 25 gauge needle and potentially has long-lasting effects. In animal studies, therapeutic levels of testosterone were maintained for two weeks after one subcutaneous injection. We expect to file an Investigational New Drug application for ANDRO-JECT in the first half of 2002.

      Progestin Lotion. We are also currently undertaking preclinical development of a transdermal progestin lotion. We expect to file an Investigational New Drug application for this product in the second half of 2002. The use of progestins in combination with estrogen is becoming standard therapy for menopausal women who take estrogen replacement therapy and have an intact uterus. The use of ESTRASORB in combination with our progestin lotion would compete with estrogen/progestin combination products.

     Infectious Diseases

      We develop and produce live virus suspensions and vaccines for governmental, commercial and academic clients. Our capabilities include experimental vaccine development, vaccine safety testing, production and testing of tissue culture systems and repository management, including the storage, tracking and shipment of thousands of biological specimens. In addition, we have one of the few locations in the world that produces experimental live viral vaccines for Phase I and II clinical trials. We also develop recombinant virus-like particles for use as vaccines against infectious diseases.

      Our vaccine product candidates include the following:

      HPV 16 Vaccine. Our human papillomavirus type 16 virus-like particle vaccine product, a single protein vaccine, is being developed with sponsorship by the National Cancer Institute. Expected to begin lengthy Phase III trials in Costa Rica in 2002, the vaccine is being tested for the prevention of human papillomavirus infection, which has been implicated in a majority of cases of cervical cancer. We are also developing a multi-protein human papillomavirus vaccine which will be tested for the treatment and prevention of human papillomavirus infection. This multi-protein vaccine, which also uses our virus-like particle technology, is currently in pre-clinical development.

      Inactivated Smallpox Vaccine. Based upon the potential threat of a smallpox outbreak due to terrorist activity, there is an urgent need for a safe and effective smallpox vaccine which can be administered to the entire U.S. population. The current live virus smallpox vaccine cannot safely be given to all persons. There are a significant number of people, up to 20% of the total population by some estimates, who may experience severe reactions to a live vaccine due to weakened immune systems. For example, people with HIV/ AIDS, the elderly, transplant recipients and people on chemotherapy may have compromised immune systems. We have in pre-clinical development an inactivated smallpox vaccine which may have a better safety profile than that of the existing live virus vaccine. Initial animal studies indicate that our inactivated smallpox vaccine achieved an immune response comparable to that of the live smallpox vaccine. We are currently in discussions with the NIH regarding the further development of this vaccine and we believe that Phase I trials could be initiated in 2002.

     Collaborative Agreements

      We have significant involvement in collaborations, sponsored research agreements and preclinical and clinical testing agreements with academic institutions and with U.S. government agencies in connection with the development of our pharmaceutical product candidates and our vaccine adjuvants. For example, we have executed a Cooperative Research and Development Agreement with the NIH under which we are working, in cooperation with the National Institute of Allergy and Infectious Diseases branch of the NIH, to make and evaluate a malaria vaccine candidate. Current efforts under this agreement are focused on producing a vaccine based on an antigen present in the malaria parasite responsible for the greatest mortality from this disease worldwide. We have also executed a Cooperative Research and Development Agreement with the NIH which is directed towards our work with the Stroke Branch of the National Institute of Neurological Disorders department of the NIH. The principal goal of this agreement is to evaluate the safety of therapeutics for the prevention of strokes. These and other collaborative agreements provide us with the opportunity to utilize the technical expertise and staff of the institutions involved and to gain access to clinical evaluation models, patients and related technologies.

Our Platform Technologies

Technology	Description	Products

Micellar Nanoparticles	Submicron-sized, water miscible, lipid structures derived from amphiphilic molecules which allow transdermal delivery of alcohol-soluble materials	ESTRASORB and ANDROSORB
Novasomes®	Non-phospholipid liposomes which can be used as an adjuvant to enhance vaccine effectiveness	Smallpox vaccine
Virus-like particles	Non-infectious self assembling protein vaccines	Human papillomavirus vaccine and Malaria vaccine
Sterisome	Subcutaneous injections which deliver long-acting drug effect	ANDRO-JECT

      Our product development efforts are focused on the research and development of proprietary transdermal, oral and injectable drug delivery and vaccine technologies and the applications of those technologies. Our technology platforms involve the use of proprietary microscopic lipid structures as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including hormones, anti-bacterial and anti-viral products and vaccine adjuvants. In addition, our vaccine technology can be utilized for the development of prophylactic and therapeutic vaccines. We believe our innovative technologies may allow for a more cost-effective and stable delivery of a wider variety of drugs and other therapeutics than commercially available phospholipid liposomes and other delivery vehicles. Our technologies may also be preferred over other available transdermal delivery systems because they are easy to use, provide rapid onset of therapy and may reduce side effects such as skin irritation. In addition, future applications of our transdermal delivery systems may show advantages over injectable delivery technologies, which are invasive, inconvenient and sometimes painful.

      Micellar Nanoparticle Emulsions. Micellar nanoparticle emulsions are proprietary, submicron-sized, water miscible, lipid structures derived from amphiphilic molecules. We believe that our micellar nanoparticle emulsions are the first substances able to encapsulate alcohol soluble materials for delivery through the skin. The micellar nanoparticle emulsion formulations we use for the transdermal delivery of drugs have properties similar to creams and lotions. Micellar nanoparticle emulsions are the fundamental technology platform for our hormone replacement therapies, including our ESTRASORB and ANDROSORB product candidates. We believe that our patent on this technology lasts until 2015.

      Novasome Non-Phospholipid Vesicles. In addition to our micellar nanoparticle emulsion technology, we have developed Novasome non-phospholipid liposomes. Novasomes are proprietary liposomes in which drugs or other materials can be encapsulated for delivery into the body orally or by injection. They are made using our patented manufacturing processes from a variety of readily available chemicals called amphiphiles. We believe that our Novasome technology may provide effective and safe adjuvant carrier systems for a variety of vaccines. Our initial use of this technology will be in the development of vaccines for smallpox and other infectious diseases.

      Virus-Like Particles. We also develop recombinant virus-like particles for use as vaccines against infectious diseases. Virus-like particles are self assembling protein structures which resemble viruses. These are non-infectious particles which can generate immune responses when administered as vaccines. We have several ongoing development programs involving virus-like particles, including human papillomavirus vaccines, melanoma vaccines, malaria vaccines, influenza vaccines and anti-stroke therapeutics.

      Sterisomes. Sterisomes are our proprietary drug delivery system comprised of 80% water, 15% drug and 5% lipid. Sterisomes can be used as a depot delivery system for certain steroidal hormones. We currently have in preclinical development a long-acting subcutaneous injectable formulation of testosterone utilizing this delivery system. Initial animal studies suggest that therapeutic levels of testosterone can be maintained for several weeks.

Manufacturing

      The development and manufacture of our products are subject to good laboratory practices and good manufacturing practices prescribed by the FDA and to other standards prescribed by the appropriate regulatory agencies in other countries. We currently utilize third party contract manufacturers to manufacture our existing product line, but we do have the ability to produce limited quantities of products needed to support our current research and development program and clinical trials. We currently manufacture ESTRASORB in 100 liter-size vessels at a pilot facility owned by Packaging Coordinators, Inc., a division of Cardinal Health, Inc. We recently entered into an agreement with Packaging Coordinators to lease a 20,000 square foot facility at this same location and are in the process of building out the facility to our requirements and installing manufacturing equipment to accommodate larger-scale clinical trials and commercial production of ESTRASORB. This manufacturing facility may also provide us with sufficient capacity for the commercial production of other new products. Products at this facility will be manufactured using our machinery and employees. Packaging Coordinators will perform the final fill and packaging of these products on a dedicated line and we are in the process of selecting a third party logistics company to distribute the products. In addition, we have entered into an agreement with Parkedale Pharmaceuticals, Inc., a subsidiary of King, which allows us to use manufacturing facilities at Parkedale to manufacture HPV16 vaccines for Phase III clinical trials. Despite the addition of these new facilities, we may also need to rely on collaborators, licensees or direct access to other manufacturing facilities for future later-stage clinical trials and commercial production efforts. There can be no assurance that we will be able to enter into such relationships or obtain needed facilities to manufacture products in a timely manner at acceptable quality and prices, or that we or our suppliers will be able to comply with good laboratory practices or good manufacturing practices, as applicable, or manufacture an adequate supply of product.

Competition

      The specialty pharmaceutical industry is intensely competitive and is characterized by rapid technological progress. We compete with specialized biopharmaceutical firms and large pharmaceutical companies, in the United States, Europe and elsewhere, that are engaged in the discovery, development and marketing of hormone replacement therapies, vaccine products and other products that do or could compete with our currently marketed products and our product candidates. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

      Many large companies currently produce and sell estrogen products for clinical indications identical to those that we seek for ESTRASORB. In the oral product segment of the estrogen replacement therapy market, which accounts for approximately 78% of the market, the Wyeth-Ayerst division of American Home Products Corporation commits significant resources to the sale and marketing of its product, Premarin®, in order to maintain its market leadership position. Warner-Chillcot also competes in the branded oral product segment with its product, Estrace®. ESTRASORB, if approved, will also compete with products produced and sold by generic manufacturers in the oral product segment of the market, such as Watson Pharmaceutical, Inc., with its generic product, Estropipate®, and Apothecon, Inc., with its generic product, Estradiol.

      In the transdermal patch segment of the estrogen replacement therapy market, which accounts for approximately 14% of the market, several companies sell transdermal estrogen patches with which ESTRASORB will compete, if approved. For example, Novartis Pharma AG currently markets and sells its Vivelle® and Estraderm® transdermal products and Berlex Laboratories, Inc. and Forest Laboratories, Inc. co-promote the Climara® transdermal patch.

      Several companies currently market estrogen gels, which deliver estrogen transdermally, outside the U.S. We are also aware of at least one U.S. company with a gel-based estrogen replacement product in clinical trials.

      Our currently marketed products also face significant competition. The prenatal vitamin market, for example, is very fragmented with many competitors. A number of companies that are larger than us, and have greater resources than we do, sell prenatal vitamins that compete with Nestabs, including Warner-Chillcot, Solvay Pharmaceuticals, Mead Johnson and many generic manufacturers. The competition to develop new FDA-approved prenatal vitamins is also intense. In addition, Gynodiol, our oral estrogen replacement therapy product, competes with the estrogen replacement therapy products described above.

      In general, competition among pharmaceutical products will be based in part on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the relative timing of market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market, is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the often substantial period between technological conception and commercial sale.

Patents and Proprietary Information

      We currently have 54 U.S. patents and approximately 150 foreign patents and patent applications covering our technologies. We have three pending U.S. patent applications covering the composition, manufacture and use of our organized lipid structures and related technologies. We recently filed 15 new patent applications directed towards innovative discoveries made in the field of human vaccines.

      A current U.S. patent issued in 1997 covers our micellar nanoparticle technology and methods of their production. Micellar nanoparticles are the structures which allow for ESTRASORB’s unique transdermal delivery of estradiol.

      The Federal Technology Transfer Act of 1986 is designed to encourage the dissemination of science and technology innovation and provide sharing of technology that has commercial potential. Consistent with statutory guidelines issued under the Act, the Company’s collaborative research efforts with the government or with other private entities receiving federal funding may provide that developments and results will be freely published, that information or materials supplied by us will not be treated as confidential and that we will be required to negotiate a license to any such developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost or that such developments and results will not be made available to our competitors on an exclusive or nonexclusive basis.

Government Regulation

      Our research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, the development, manufacturing and marketing of human pharmaceuticals are subject to regulation for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.

      The steps required before new products for use in humans may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an Investigational New Drug application, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application for a new drug or a Product License Application for a new biologic to the FDA and (v) FDA approval of the New Drug Application or Product License Application prior to any commercial sale or shipment of the product. Preclinical tests include laboratory evaluation of product formulation and animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to good manufacturing practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices.

      The results of the preclinical tests are submitted to the FDA as part of an Investigational New Drug application and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an Investigational New Drug application will result in FDA authorization to commence clinical trials. The FDA may deny a New Drug Application or Product License Application if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-marketing testing and surveillance to monitor the safety of the applicable products.

      In addition to obtaining FDA approval for each Product License Application, an Establishment License Application must be filed and approved by the FDA for the manufacturing facilities of a biologic product before commercial marketing of the biologic product is permitted. This regulatory process may take many years and requires the expenditure of substantial resources.

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

      There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the medical care system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for medical goods and services may take in response to any medical reform proposals or legislation. We cannot predict the effect medical reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Employees

      We currently have 173 full-time employees, of whom 38 are in research and development. Of those 38 employees in research and development, eight have earned PhD degrees and one is a medical doctor. We have no collective bargaining agreement with our employees and believe that our employee relations are good.

Risks and Uncertainties

      You should carefully read the following risk factors in evaluating our business. Some of the following risks relate principally to our business and the industry in which we operate. Other risks relate principally to the securities market and ownership of our common stock. If any of the following risks occur, our business, financial condition or operating results could be adversely affected. You should also consider the other information described in this report.

  Our success is heavily dependent on FDA approval and market acceptance of ESTRASORB

      Our New Drug Application for ESTRASORB was accepted for filing by the FDA in August 2001. There is no guarantee that the FDA will approve our application and allow us to begin selling ESTRASORB in the United States. If we do not receive FDA approval of our application, our inability to sell ESTRASORB in the United States would have a significant negative effect on our business and results of operations. Even if ESTRASORB is approved by the FDA, there is no guarantee that we and King our marketing partner for ESTRASORB, will be able to successfully commercialize ESTRASORB. Many factors could negatively affect our ability to successfully commercialize ESTRASORB, including:

•	a failure or delay in ESTRASORB gaining a meaningful share of the estrogen replacement therapy market, which currently is dominated by Premarin®, an oral estrogen tablet, sold by a division of

American Home Products Corporation, and estrogen patches sold by several companies including Novartis Pharma AG, Berlex Laboratories, Inc. and Forest Pharmaceuticals, Inc.;

•	our inability to effectively promote and sell ESTRASORB with King in the United States, or King’s inability to do so in the rest of the world;

•	delays in the manufacture of ESTRASORB in commercial quantities; and

•	the inability to obtain coverage and favorable reimbursement rates for ESTRASORB from insurers and other third party payors.

  We will face substantial competition in connection with the sale of ESTRASORB and our other product candidates

      We compete with numerous other companies worldwide that have developed or are developing products that compete or may compete with our product candidates. These competitors include both large and small pharmaceutical companies, biotechnology firms, universities and other research institutions. We may not succeed in developing technologies and products that are more effective than those being developed by our competitors.

      Many large companies currently produce and sell estrogen products for clinical indications identical to those that we seek for ESTRASORB. In the oral product segment of the estrogen replacement therapy market, which accounts for approximately 78% of the market, Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, commits significant resources to the sale and marketing of its product, Premarin®, in order to maintain its market leadership position. Warner-Chillcot also competes in the branded oral product segment with its product, Estrace®. In addition, ESTRASORB will also compete with products produced and sold by generic manufacturers in the oral product segment of the market, such as Watson Pharmaceutical, Inc., with its generic product, Estropipate®, and Apothecon, Inc., with its generic product, Estradiol. In the patch segment of the market, which accounts for approximately 14% of the estrogen replacement therapy market, several companies market transdermal estrogen patches with which ESTRASORB will compete, if approved. For example, Novartis Pharma AG currently markets and sells its Vivelle® and Estraderm® patches and Berlex Laboratories, Inc. and Forest Pharmaceuticals Inc. co-promote the Climara® transdermal patch. Several companies also currently market alcohol-based estrogen gels and ointments outside the United States. For example, Schering Canada sells its estrogen gel, Estrogel®, in Canada. These and other products sold by our competitors have all been approved for sale and have achieved some degree of market penetration. If ESTRASORB is approved for sale in the Untied States, it will compete for market share with these products and we cannot guarantee that together with King, we will be able to effectively promote ESTRASORB against these competitive products. In order to effectively compete, we may make substantial investments in sales and marketing. Many of these products are sold by companies with greater resources than we have and there is no assurance that we will be successful in gaining significant market share for ESTRASORB or in earning a return on that investment.

      Our technologies and products may be rendered obsolete or noncompetitive as a result of products introduced by competitors. Most of our competitors have substantially greater financial and technical resources, production and marketing capabilities, and related experience than us. The greater resources, capabilities and experience of our competitors may enable them to develop, manufacture and market their products more successfully and at a lower cost than we can. In addition, many of our competitors have significantly greater experience than us in conducting preclinical testing and clinical trials of human pharmaceuticals and obtaining regulatory approvals to market such products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than us which may give them an advantage over us in achieving market acceptance of their products.

  We may need additional capital to grow and operate our business and we are uncertain about obtaining future financing

      We estimate that our existing cash resources will be sufficient to finance our operations at current and projected levels of development and general corporate activity for the next 12 to 15 months. We cannot be certain that we will be able to generate sufficient revenues from product sales in the near term or at all. We may require additional funds to continue our research and development, commence future preclinical and clinical trials, seek regulatory approvals, establish commercial-scale manufacturing capabilities and market our products. We may seek additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies and other sources. We cannot be certain that adequate additional funding or bank financing will be available to us on acceptable terms, if at all. If we cannot raise the additional funds we may need to continue our current and anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs. If that is the case we will seek other alternatives to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

  We have a history of losses and our future profitability is uncertain

      Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at December 31, 2001 was $64.8 million. Our revenues for the last three years were, $1.2 million in 1999, $2.5 million in 2000 and $24.0 million in 2001. Sales of products that we acquired as a result of our acquisition of Fielding Pharmaceutical Company have generated modest revenues, but based on our current business plan these revenues will not be sufficient to offset our expenses in the future. We cannot be certain of when or if we will generate substantial revenues from the sale of ESTRASORB. We have received a very limited amount of product-related revenue from research contracts, licenses and agreements to provide vaccine products, services and adjuvant technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in other significant revenues to offset our expenses. Our net losses for the last three years were $4.5 million in 1999, $12.2 million in 2000 and $9.7 million in 2001. Our losses have resulted from research and development expenses, protection of our patents and other intellectual property and other general operating expenses. We expect that our annual losses will increase in the near term as we expand our manufacturing capacity, sales and marketing capabilities and conduct additional and larger clinical trials for other product candidates. Therefore, we expect our cumulative operating loss to increase until such time, if ever, as product sales, licensing fees and royalty payments generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

      We intend to allocate a significant portion of our sales personnel’s time to the product launch of ESTRASORB, if and when it is approved by the FDA. Accordingly, the sales of our other women’s health products could be adversely affected by the efforts we allocate to the ESTRASORB product launch. The costs of maintaining our own sales force to market our current products and ESTRASORB, if approved, may in the future exceed product revenues. If we continue to market ESTRASORB or future products directly, significant additional expenditures and management resources may be required to increase the size of our internal sales force.

  Our sales and marketing plan for ESTRASORB depends in large part on the success of our relationship with King

      We have entered into a co-promotion agreement with King for the marketing and promotion of ESTRASORB in the United States using our sales and marketing personnel and King’s sales and marketing personnel. We have also granted King exclusive rights to promote, market and distribute ESTRASORB outside the United States. In return, we received certain milestone payments, potential future milestone payments, licensing fees and royalties on future sales. While our agreements with King give us some limited protections with respect to King’s marketing and sales efforts and, we believe, creates financial incentives for King consistent with our own, we cannot control the amount and timing of marketing efforts that King devotes to ESTRASORB or make any assurances that our and King’s co-promotion of ESTRASORB in the United States and King’s marketing of ESTRASORB in the rest of the world will be successful.

      Our success in marketing other potential future products will also depend in large part on our relationship with King. Our co-promotion agreement with King also provides for co-promotion in the United States with King of our product candidate ANDROSORB™ and our human papillomavirus vaccine, if any of these products are approved for marketing by the FDA, and gives King an exclusive worldwide license, except in the United States, to market these future products. Under our co-promotion agreement, King has the right to co-promote future hormone replacement therapy products in the field of women’s health. If King exercises this right with respect to a particular product candidate, King is obligated to share equally with us in the development costs of such product. In the future, we might enter into other licensing or co-promotion arrangements with King or other third parties for the marketing and sale of other future products. Any revenues we receive from sales of ANDROSORB™ and other future products will depend in large part on the terms of these agreements and the efforts of King and any other third-party marketing partners.

  Our agreements with King may reduce the likelihood that we could be acquired by another company

      Our co-promotion agreement and license agreement with King for the marketing of ESTRASORB and ANDROSORB contain several provisions which would take effect upon a change of control of Novavax. One provision allows King several options in the event of a change in control of Novavax including (i) terminating our right to co-promote King products, (ii) terminating our rights to promote ESTRASORB and ANDROSORB and any other hormone therapies for women for which King is paying 50% of the development costs or (iii) requiring us to assign and transfer to King all related rights of ownership for ESTRASORB and ANDROSORB and any such other hormone replacement therapies for women and license to King on an exclusive and perpetual basis all related intellectual property rights and know how. If King chooses to exercise its rights under either clause (ii) or (iii) above, King will pay us royalties on net sales of the products. In addition, King will pay us for the cost of manufacturing, plus a markup consistent with the terms of the license agreement for the handling costs. King could also require that we redeem the outstanding promissory notes, currently in the amount of $30.0 million, at 101% of the outstanding principal and accrued interest. These provisions may have the effect of making us less attractive as an acquisition candidate.

  We need additional manufacturing capability to commercialize our products

      We do not have any experience with the large capacity manufacturing required for commercial sale of a product. Although we have had the ability to produce the limited quantities of products needed to support our current research and development program and clinical trials, we will need more production capacity for larger, later-stage clinical studies and commercial sales. Our potential products may be too difficult or costly to manufacture on a large scale, to develop into commercially viable products or to market.

      We are in the process of validating our manufacturing methods for ESTRASORB, which is required under FDA guidelines, and are awaiting FDA approval of these methods. We currently manufacture ESTRASORB at a facility of Packaging Coordinators, Inc., a subsidiary of Cardinal Health, Inc. We recently entered into an agreement with Packaging Coordinators to lease 20,000 square feet of space within their facility. Under the terms of this agreement, Packaging Coordinators will provide packaging services for the product we manufacture in their facility. We are in the process of building out the facility to meet our requirements and installing manufacturing equipment at this facility with the capacity required for commercial production of ESTRASORB. Once this new equipment is installed, we will need to confirm that the ESTRASORB made using this new equipment is identical to that used in our clinical trials. If we are unable to make ESTRASORB on a commercial scale or are delayed in validating the product manufactured with our new equipment, the commercialization of ESTRASORB would be delayed.

      In the near term, we will be manufacturing ESTRASORB only in the Packaging Coordinators facility. If ESTRASORB is approved by the FDA, we plan to qualify at least one additional site for the manufacture of ESTRASORB. If we are unable to utilize the Packaging Coordinators facility to manufacture ESTRASORB prior to our qualification of a second site, however, we would not have immediate access to ESTRASORB and would be required to reestablish our validation process at a different facility which would cause us to lose sales of ESTRASORB and would adversely affect our business.

      We currently utilize third party contract manufacturers to manufacture our other products. Any contract manufacturer’s facility that we may use, including the Packaging Coordinators facility, must adhere to the FDA’s regulations on current good manufacturing practices, which are enforced by the FDA through its facilities inspection program. These facilities are subject to periodic inspection by the FDA. The manufacture of products at these facilities will be subject to strict quality control testing and recordkeeping requirements. We may not be able to enter into alternative manufacturing arrangements at commercially acceptable rates, if at all. Moreover, the manufacturers utilized by us may not provide quantities of product sufficient to meet our specifications or our delivery, cost and other requirements.

      If we decide to manufacture our own products, we will need to acquire additional manufacturing facilities and to improve our manufacturing technology. Establishing additional manufacturing facilities will require us to spend substantial funds, hire and retain a significant number of additional personnel and comply with extensive regulations applicable to such facilities here and abroad, including the current good laboratory practices and good manufacturing practices required by the FDA. If we elect to or need to manufacture our own products, we risk the possibility that we may not be able to do so in a timely fashion at acceptable quality and prices or in compliance with good laboratory practices and good manufacturing practices.

  We have not completed the development of many of our products and we may not succeed in obtaining the FDA approval necessary to sell any additional products

      The development, manufacture and marketing of our pharmaceutical products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. Only a few of our products have been approved for sale and our application to sell ESTRASORB in the United States is currently being reviewed by the FDA. Two of our product candidates, ANDROSORB and our human papillomavirus virus-like particle vaccine, are now in Phase II human clinical studies. In addition, Phase I clinical trials for our Hepatitis E vaccine are currently being conducted. Our other product candidates are in preclinical laboratory or animal studies. Before applying for FDA approval to market any additional product candidates, we must conduct larger-scale Phase II and III human clinical trials that demonstrate the safety and efficacy of our products to the satisfaction of the FDA or other regulatory authorities. These processes are expensive and can take many years to complete. We may not be able to demonstrate the safety and efficacy of our products to the satisfaction of the FDA or other regulatory authorities. We may also be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies and we may be unable to do so without conducting further clinical studies.

      We may fail to obtain regulatory approval for our products on a timely basis. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete our clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	the rate of patient enrollment, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the nature of the protocol;

•	institutional review board approval of the protocol and the informed consent form;

•	prior regulatory agency review and approval;

•	analysis of data obtained from preclinical and clinical activities which are susceptible to varying interpretations, which interpretations could delay, limit or prevent regulatory approval;

•	changes in the policies of regulatory authorities for drug approval during the period of product development; and

•	the availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.

      We have limited experience in conducting and managing the preclinical and clinical trials necessary to obtain regulatory marketing approvals. We may not be able to obtain the approvals necessary to conduct clinical studies. Also, the results of our clinical trials may not be consistent with the results obtained in preclinical studies or the results obtained in later phases of clinical trials may not be consistent with those obtained in earlier phases. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing. If regulatory approval of a drug is granted, such approval is likely to limit the indicated uses for which it may be marketed. Furthermore, even if a product of ours gains regulatory approval, the product and the manufacturer of the product will be subject to continuing regulatory review. We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered.

  Our success depends on our ability to maintain the proprietary nature of our technology

      Our success will, in large part, depend on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret protection. We also must operate without infringing the proprietary rights of third parties or letting third parties infringe our rights. We currently have 54 U.S. patents and approximately 150 foreign patents and patent applications covering our technologies. We have three pending U.S. patent applications covering the composition, manufacture and use of our organized lipid structures and related technologies. We recently filed 15 new patent applications directed towards innovative discoveries made in the field of human papillomavirus. However, patent issues relating to pharmaceuticals involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

      There is a risk that third parties may challenge our existing patents or may claim that we are infringing their patents or proprietary rights. We could incur substantial costs in defending patent infringement suits or in filing suits against others to have their patents declared invalid or claim infringement. It is also possible that we may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights. We cannot be sure that such third-party licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products requiring such licenses.

      Although our patents include claims covering various features of our product candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. For example, our patents do not prohibit third parties from developing and selling products for estrogen replacement therapy that deliver estrogen through a topical lotion, ointment or similar medium.

      Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

  Health care insurers and other payors may not pay for our products or may impose limits on reimbursement

      Our ability to commercialize ESTRASORB and our future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payors, such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payors. If we succeed in bringing ESTRASORB or other products in the future to market, we cannot assure you that third-party payors will pay for ESTRASORB or will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. For example, ESTRASORB, if approved for commercial sale in the United States, would be sold as an outpatient prescription drug. Medicare does not cover the costs of most outpatient prescription drugs. We expect that ESTRASORB will be treated the same as other estrogen replacement therapy products with respect to government and third-party payor reimbursement. However, we cannot assure you that ESTRASORB will receive similar reimbursement treatment.

      Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a health care benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and sometimes the cost of the drug in comparison to alternative products. We cannot assure you that ESTRASORB or any of our future products will be added to payor’s formularies, whether our products will have preferred status to alternative therapies, nor whether the formulary decisions will be conducted in a timely manner. We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for ESTRASORB or future products.

  We may have product liability exposure

      The administration of drugs to humans, whether in clinical trials or after marketing clearances are obtained, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $9.0 million for claims arising from the use of our currently marketed products and products in clinical trials prior to FDA. Coverage is becoming increasingly expensive, however, and we may not be able to maintain insurance at a reasonable cost. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim may be time-consuming and expensive and may damage our reputation in the marketplace.

  The price of our common stock has been, and may continue to be, volatile

      Historically, the market price of our common stock has fluctuated over a wide range. In fiscal 2001, our common stock ranged from a low of $6.35 to a high of $15.55. It is likely that the price of our common stock will fluctuate in the future. The market prices of securities of small capitalization Specialty pharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations unrelated to the operating performance of such companies. In particular, over the next year, the market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	sales of our products, particularly ESTRASORB, if it is approved for sale; and

•	governmental agency actions, including the FDA’s determination with respect to our pending New Drug Application for ESTRASORB.

In addition, the occurrence of any of the risks described in this “Risks and Uncertainties” section could have a dramatic and adverse impact on the market price of our common stock.

Item 2.  Properties

      We lease approximately 12,000 square feet of administrative offices for our corporate headquarters in Columbia, Maryland. We lease two facilities in Rockville, Maryland. One facility is approximately 6,000 square feet and contains our certified animal facility and laboratories for our drug research and biologics development, which includes our vaccine adjuvant product and services group. In the other facility in Rockville, we lease approximately 12,000 square feet of space. This facility is for contract vaccine research, development and manufacturing of Phase I and II products. Our Fielding subsidiary leases a facility in

Maryland Heights, Missouri. This facility is approximately 12,000 square feet and is used for administrative offices, manufacturing and warehousing. In addition, in February 2002, we entered into a facilities reservation agreement through which we lease approximately 20,000 square feet of manufacturing space to meet our current and anticipated future production requirements for ESTRASORB. This facility is currently undergoing construction which is expected to be completed in the second quarter of 2002. We also lease one smaller facility. A summary of our material leased facilities is set forth below.

Property	Square Footage	Purpose

Columbia, Maryland	12,000	Corporate headquarters
Rockville, Maryland	6,000	Research and development activities and office space
Rockville, Maryland	12,000	Research and development activities and office space
Maryland Heights, Missouri	12,000	Administrative, repackaging, warehousing and distribution
Philadelphia, Pennsylvania	20,000	Manufacturing and packaging of ESTRASORB

      We believe our facilities are adequate to accommodate our current business plan and anticipated short-term needs and that we will be able to lease additional comparable space, if necessary. However, if we choose to expand our manufacturing capacity, the lease or acquisition of, and the receipt of required regulatory approvals for, additional pharmaceutical manufacturing space may be time-consuming and expensive. In addition, we might not be able to obtain such additional manufacturing space on a timely basis or on terms acceptable to us, if at all.

Item 3.  Legal Proceedings

      We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

Executive Officers Of The Registrant

      Our executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with the our By-laws.

      The following table provides certain information with respect to our executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

John A. Spears	52	President, Chief Executive Officer and Director since May 1999. President and Chief Executive Officer of Vion Pharmaceuticals, Inc. from August 1995 to May 1999.

Denis M. O’Donnell, M.D.	48	Chairman of the Board of Directors of Novavax, Inc. since May 2000. General Partner at Seaside Partners, LP, a private equity limited partnership, since 1997. Vice Chairman of the Board of Directors of Novavax, Inc. from June 1999 to May 2000. Senior Advisor to Novavax from 1997 to 1998. President of Novavax from 1995 to 1997. Vice President, Business Development of Novavax from 1992 to 1995.

D. Craig Wright, M.D.	51	Chief Scientific Officer of Novavax since 1993.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

James R. Mirto	59	Senior Vice President and Chief Operating Officer since May 2000. Vice President, New Product Development and Licensing of Ligand Pharmaceuticals, Inc. from August 1993 to February 2000.

Dennis W. Genge	49	Vice President and Treasurer, Chief Financial Officer since October 2000. Vice President and Controller of Pyxis Corporation from April 1999 to September 2000. Executive Director of Accounting and Finance and Controller of Ligand Pharmaceuticals, Inc. from July 1991 to March 1999.

Ann P. McGeehan	32	General Counsel since February 2002. Registered Patent Attorney of Covington & Burling from July 2000 to January 2002. Intellectual Property and Corporate Associate of McDermott Will & Emery from November 1998 to January 2000. Intellectual Property and Corporate Associate of Pepper Hamilton from January 1998 to September 1998. Intellectual Property Associate of Seidel Gonda Lavorgna Monaco from June 1996 to January 1998.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

      Our common stock was held by approximately 770 stockholders of record as of March 8, 2002. We have never paid cash dividends on our common stock. We currently anticipate that we will retain all of our earnings for use in the development of our business and do not intend to pay any cash dividends in the foreseeable future.

      Our common stock ($.01 par value) is traded on the Nasdaq National Market under the symbol NVAX. Prior to July 2001, our common stock was traded on the American Stock Exchange under the symbol NOX. The following table sets forth, for the periods presented, the high and low sales prices for our common stock, on the applicable exchange.

Quarter Ended:	High	Low

December 31, 2001	$15.55	$10.51

September 30, 2001	14.50	9.06

June 30, 2001	11.00	6.35

March 31, 2001	11.00	7.10

December 31, 2000	9.48	6.75

September 30, 2000	9.19	6.13

June 30, 2000	8.63	4.50

March 31, 2000	12.38	4.75

Recent Sales of Unregistered Securities

      In January 2002, we issued 362,319 shares of common stock, valued at $5.0 million, to the former shareholders of Fielding Pharmaceutical Company pursuant to the terms of an earn-out provision set forth in our merger agreement with Fielding, executed in December 2000. The shares were issued in a private placement in reliance on Section 4(2) of the Securities Act and a resale registration statement was filed with the Commission and has become effective.

Item 6.  Selected Consolidated Financial Data

      The selected consolidated financial data set forth below has been derived from our audited consolidated financial statements. This information should be read in conjunction with the financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,

	1997	1998	1999	2000	2001

	(amounts in thousands, except share and per share information)

Statement of Operations Data:

Revenues	$520	$681	$1,181	$2,475	$24,066

Loss from operations	(4,791)	(5,152)	(4,566)	(12,742)	(9,255)

Net loss	(4,547)	(4,817)	(4,506)	(12,191)	(9,745)

Loss applicable to common stockholders	(4,547)	(7,045)	(4,506)	(12,191)	(9,745)

Basic and diluted per share information:

Loss applicable to common stockholders	$(0.39)	$(0.57)	$(0.31)	$(0.64)	$(0.43)

Weighted average number of shares outstanding	11,667,428	12,428,246	14,511,081	19,015,719	22,670,274

	As of December 31,

	1997	1998	1999	2000	2001

Balance Sheet Data:

Total current assets	$4,303	$1,207	$1,143	$17,036	$25,027

Working capital	4,014	349	(480)	12,331	18,030

Total assets	6,823	3,819	4,463	56,529	67,115

Convertible debt	—	—	—	20,000	30,000

Stockholders’ equity	6,522	2,961	2,840	31,824	27,493

Summarized Quarterly Financial Information for the Years ended December 31, 2001 and 2000:

	Quarter Ended

	March 31	June 30	September 30	December 31

	(in thousands except per share data)
	“unaudited”
2001

Revenues	$4,966	$7,945	$5,038	$6,117

Cost of sales	1,043	1,061	822	1,126

Research and development costs	2,592	3,837	1,757	2,589

Selling, general and administrative expenses	3,484	4,729	4,831	5,450

Net loss	(2,232)	(1,808)	(2,513)	(3,192)

Net loss per share	$(.10)	$(.08)	$(.11)	$(.14)

2000

Revenues	$710	$588	$370	$807

Research and development costs	1,524	2,113	2,924	2,797

General and administrative expenses	641	1,302	822	3,094

Net loss	(1,350)	(2,641)	(3,213)	(4,987)

Net loss per share	$(0.08)	$(0.14)	$(0.17)	$(0.25)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Forward-Looking Statements: The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. This outlook represents our current judgment on the future direction of our business. Forward-looking statements include, but are not limited to, statements regarding future product development and related clinical trials, statements regarding future research and development and statements concerning future results of operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of preclinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein. See our detailed discussion in “Risks and Uncertainties”. Past results and trends should not be used by investors to anticipate future results or trends.

Overview

      Novavax is a fully-integrated specialty pharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s healthcare and infectious diseases. Our lead product candidate, ESTRASORB™, is the first transdermal lotion for estrogen replacement therapy for which a New Drug Application has been accepted for filing by the Food and Drug Administration. The New Drug Application for ESTRASORB was submitted in June 2001 and was accepted for filing in August 2001. We are seeking FDA approval of ESTRASORB for the reduction of hot flashes in menopausal women and, if approved, we believe ESTRASORB will be competitively positioned to address the $1.8 billion estrogen replacement therapy market in the United States. In our Phase II and III clinical trials, women using ESTRASORB experienced a statistically significant reduction in the number of hot flashes, the primary endpoint of our study, with many women reporting a total elimination of hot flashes while using the product. We also believe that ESTRASORB offers additional advantages over other estrogen replacement therapies, including ease of use, more rapid onset of estrogen therapy and a lower incidence of skin irritation and nausea.

      Our drug delivery technologies involve the use of our patented oil and water emulsions which we believe can be used as vehicles for the transdermal and injectable delivery of a wide variety of drugs and other therapeutic products, including hormones, anti-bacterial and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. We believe that our technologies represent the first time that alcohol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered through the skin. In addition to ESTRASORB, our product candidates using these technologies include ANDROSORB™, a transdermal testosterone lotion that is in Phase II clinical trials, ANDRO-JECT™, a long-acting subcutaneous injectable formulation of testosterone that is in preclinical development, and a transdermal progestin lotion that is also in preclinical development. We also conduct research and development on preventative and therapeutic vaccines for a variety of infectious diseases.

      In December 2000, we acquired privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. Under the terms of the acquisition agreement, we acquired 100% of Fielding for $36.5 million. The acquisition has been accounted for in the accompanying financial statements under the purchase method of accounting for business combinations.

      In December 2000 we entered into a Note Purchase Agreement with King Pharmaceuticals, Inc. (“King”) whereby we agreed to issue to King 4% senior convertible promissory notes up to $25.0 million. On that same date, we issued a 4% senior convertible promissory note to King for $20.0 million in principal. In September 2001, we issued two additional 4% senior convertible promissory notes for $5.0 million each. All of the notes, totaling $30.0 million (the “Notes”), are due December 19, 2007 with interest payable in semi-annual installments in cash, or in certain circumstances, up to 50% in our common stock.

      In January 2001, we entered into a co-promotion agreement with King for the Company’s topical transdermal estrogen replacement therapy, ESTRASORB in the United States and Puerto Rico (the “Territory”). We also entered into a license agreement with King for many countries outside the United States. In June 2001, we expanded and amended the agreements (the “Amended Agreements”). The Amended Agreements grant King exclusive rights to promote, market and distribute ESTRASORB in Canada, and five additional countries in Europe, and added ANDROSORB, a topical testosterone replacement therapy for testosterone deficient women. We feel this partnership has the potential to provide us with deeper penetration into the women’s healthcare market for ESTRASORB and ANDROSORB. Under the terms of the Amended Agreements we received $3.0 million from King in up-front licensing fees, and we will also receive additional milestone payments of $1.0 million upon ESTRASORB’s approval in Canada and $2.0 million upon the first approval of ESTRASORB in one of the five additional countries in Europe. We will also receive royalties on future sales outside the Territory. Under the Amended Agreements, we also received a milestone payment from King of $2.5 million for our submission of the ESTRASORB New Drug Application, in June 2001, and an additional milestone payment of $2.5 million for the acceptance for filing of our New Drug Application by the FDA in August 2001. In addition, the Amended Agreements also combined U.S. sales efforts with King to begin co-promoting one of King’s products already on the market, Nordette®, a birth control pill.

      In another agreement in January 2001, we also acquired AVC™Cream and Suppositories (“AVC”) from King for $3.3 million, which had previously been marketed by King for the treatment of vaginal bacterial infections.

Significant Accounting Policies and Changes to Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      We have identified below some of our more significant accounting policies and changes to accounting policies. For further discussion of our accounting policies see Footnote 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

  Revenue Recognition

      We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Up-front payments and licensing fees are deferred and recognized as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals, which have reached their expiration date. Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are shipped.

      Revenues earned under research contracts are recognized on the percentage of completion method as described in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The extent of progress toward completion is measured on the cost-to-cost method. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made.

  Advertising and Promotion Costs

      All costs associated with advertising and promotion is expensed as incurred. Advertising and promotion expense, including samples, was $1.9 million in 2001. Prior to 2001, we incurred no material advertising or promotional expenses. Our advertising and promotion expenses will substantially increase in 2002 as we prepare for the anticipated approval and subsequent launch of ESTRASORB. If the approval of ESTRASORB is delayed we will be able to defer some, but not all, of the expenses related to this product launch.

  Research and Development Costs

      Research and development costs are expensed as incurred. We will continue to incur research and development costs as we continue to expand our product development activities in our women’s healthcare and infectious disease programs. Our research and development costs have, and will continue to include expenses for internal development personnel, supplies and facilities, clinical trials, regulatory compliance and filings, validation of processes and start up costs to establish commercial manufacturing capabilities.

  Goodwill and Intangibles Assets

      Goodwill and intangible assets principally result from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Goodwill and intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. The company periodically evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates of useful lives.

      In June 2001, the FASB issued SFAS No. 141 “Business Combination,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We will begin to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect these test may have on our earnings and financial position. Amortization of goodwill for the year ended 2001 was approximately $2.5 million and will no longer be recorded subsequent to December 31, 2001.

  Future Accounting for Co-promotion Agreement

      In 2002 we anticipate marketing and selling ESTRASORB in the Territory. Under the terms of the co-promotion agreement with King we will record all of the product sales, returns and allowances and cost of sales for ESTRASORB. The resultant gross margin will be shared equally with King and the payment to King will be recorded as a selling and marketing expense on our statement of operations. In the co-promotion agreement both parties will also share equally in committee approved marketing expenses for the products. All direct marketing expenses will be recorded by us, for which King will reimburse us fifty percent.

      The following is a discussion of our historical consolidated financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 8 to this Report.

Results of Operations for the Years Ended 2001, 2000 and 1999

Revenues

      Revenues for the year ended 2001 were $24.1 million compared to $2.5 million in 2000 and $1.2 million in 1999. This represents an increase of $21.6 million or 864% from 2000 to 2001, and an increase of $1.3 million or 108% from 1999 to 2000. The increase from 2000 to 2001 relates primarily to $17.3 million from products sales related to our acquisitions of Fielding and the AVC product line, $4.0 million for one-time milestone payments from King for the timely submission and acceptance of our ESTRASORB New Drug Application by the FDA, and $125,000 for license fees. In addition to our new revenue sources, we recorded $2.7 million from research and development contracts, primarily from the National Institutes of Health and other governmental agencies. Revenues for 2000 included $750,000 in license fees from King and $1.7 million from research and development contracts, including $1.4 million for contracts with the NIH and other government agencies. In 1999, our revenues included $250,000 from a license agreement with King and $370,000 from contracts with the NIH and other governmental agencies. A summary of our revenues is set forth below.

	2001	2000	1999

Product sales	$17,252	$—	$—

Contract research and development	2,689	1,725	931

Milestone and licensing fees	4,125	750	250

Total revenue	$24,066	$2,475	$1,181

Net Losses

      Net loss for 2001 was $9.7 million or $(0.43) per share, compared to $12.2 million or $(0.64) per share for 2000 and $4.5 million or $(0.31) per share in 1999. The improvement from 2000 to 2001 of $2.5 million or $0.21 per share relates primarily to gross margin on product sales due to our acquisitions of Fielding and the AVC product line and milestone revenue for payments from King, offset in 2001 by additional selling, general and administrative costs to support those product sales, the initiation of commercialization activities for ESTRASORB and additional research and development costs. The increase in losses from 1999 to 2000 of $7.7 million or $(0.33) per share resulted from additional general and administrative costs associated with financing and acquisitions activities, the hiring of additional senior management and personnel to support our growth and increases in research and development expenses primarily due to costs associated with our clinical trials and manufacturing process validation activities related to our ESTRASORB product candidate.

Cost of Sales

      Cost of sales was $4.1 million in 2001. We had no product sales or cost of sales in 2000 or 1999. The increase relates to the acquisition of products from Fielding and the AVC product line in December 2000 and January 2001, respectively. Our cost of sales, and related investment in inventory, will increase in 2002 as we prepare for the anticipated launch of ESTRASORB.

Research and Development Expenses

      Research and development expenses were $10.8 million for 2001, compared to $9.4 million for 2000 and $3.4 million in 1999. The increase from 2000 to 2001 of $1.4 million or 15% was primarily due to costs associated with the filing of a New Drug Application for ESTRASORB and for internal development costs associated with our infectious diseases programs offset by a decrease in clinical trial expenses. The increase from 1999 to 2000 of $6.0 million or 176% was primarily due to costs associated with our clinical trials and manufacturing process validation of our ESTRASORB product candidate, which completed Phase III clinical trials in 2000, and the full year effect of expenses incurred by our vaccine development group which was acquired in late 1999.

      We generally do not track our historical research and development total costs by project; rather, we track external direct costs incurred by project. Internal direct costs, such as labor in addition to overhead costs are not tracked by project. For this reason, we cannot accurately estimate with any degree of certainty what our historical costs have been for any particular research and development project.

  Reconciliation of Significant Research and Development Projects

      The following table reconciles the external direct costs incurred to date for our major projects to our total research and development expense.

Project	2001	2000	1999

ESTRASORB (external cost)	$4,327	$3,902	$945

Infectious Disease Vaccines	3,348	2,219	639

Direct costs	7,675	6,121	1,584

Other costs (labor & overhead)	3,100	3,237	1,770

Total	$10,775	$9,358	$3,354

  Estimated Cost and Time to Complete Major Projects

      The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2001, several of our proprietary product candidates were in various stages of development. Due to the inherent nature of our development, future market demand for products and factors outside of our control, such as clinical results and regulatory approvals, we are unable to estimate the completion dates and the estimated total costs for several of our products. However, due to the late stage status of our ESTRASORB project we believe that the duration and estimated cost to complete is reasonably predictable. We have included that information in the following table.

2002
		Estimated	Estimated
	Current	Development	Completion
Project	Status	Costs	Dates

ESTRASORB	NDA filed	$1-3 million	2002

      In addition to the project listed above we are currently developing other product candidates, but do not believe that it is possible to estimate the completion date or cost to complete. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical trial protocol, including, among others, the following:

•	number of patients that ultimately participate in the trial;

•	duration of the patient follow-up that seems appropriate in view of the results;

•	number of clinical sites included in the trials; and

•	length of time required to enroll suitable patient subjects.

      In addition, we test our potential products in numerous pre-clinical studies to identify among other things the daily dosage amounts. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results for our trials we may elect to discontinue clinical trials for certain product candidates or indications. We further believe that it is not possible to predict the length of regulatory approval time. Factors that are outside our control could significantly delay the approval and marketability of our product candidates.

      As a result of the uncertainties discussed above, among others, the duration and completion costs of our research and development projects are difficult to estimate and are subject to numerous variations. Our inability to complete our research and development projects in a timely manner could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. For more discussion of the risk and uncertainties and our liquidity, see “Risks and Uncertainties” and “Liquidity and Capital Resources”.

Selling and Marketing Expenses

      Selling and marketing expenses were $8.5 million for 2001. Prior to our acquisition of Fielding and the AVC product line in 2000 and 2001, respectively, and the anticipated approval of ESTRASORB we had no sales or marketing expense. In 2001, we incurred $4.1 million of selling expenses and $4.4 million of marketing costs to support our current product sales, as well as pre-launch marketing expense for our anticipated launch of ESTRASORB. We expect selling and marketing costs to increase substantially with the commercialization of ESTRASORB in 2002. In addition, all payments made to King in connection with the co-promotion of ESTRASORB will be recorded as selling and marketing expenses in our statement of operations.

General and Administrative

      General and administrative expenses were $10.0 million in 2001, compared to $5.9 million in 2000 and $2.4 million in 1999. The increase from 2000 to 2001 of $4.1 million or 69% was due to a number of factors, including approximately $2.8 million of goodwill and intangible asset amortization related to our acquisitions of Fielding and the AVC product line, the increase in personnel from the Fielding acquisition, and the full effect of increases in administrative and executive employees hired during 2000 to support our growth. The increase from 1999 to 2000 of $3.5 million or 145% was due primarily to costs incurred for financing and acquisition activities and the hiring of additional senior management and personnel to support our growth.

Interest Income/(Expense)

      Net interest expense was $490,000 in 2001 compared to interest income $551,000 in 2000 and $60,000 in 1999. The increase in the interest expense relates to the issuance of the Notes, totaling $30.0 million to King, offset by additional interest income from higher cash balances during 2001 compared to 2000. The increase in the interest income in 2000 relates to higher average cash balances from financing activities during 2000 compared to 1999.

Liquidity and Capital Resources

      Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the commercialization of our product candidates, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our development of commercialization activities and arrangements. We plan to have multiple products in various stages of product development and we believe our research and development as well as selling, marketing and general administrative expenses and capital requirements will continue to increase. Future activities including clinical development, the establishment of commercial-scale manufacturing capabilities and the development of sales and marketing programs are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners. From 1999 through December 31, 2001 we have financed our operations primarily from:

•	the private placement of 1,651,000 shares of common stock in 1999 with net proceeds of approximately $4.0 million;

•	the private placement of 2,813,850 shares of common stock in 2000 with net proceeds of approximately $10.5 million;

•	proceeds of approximately $30.0 million in 2000 and 2001 from issuance of the Notes to King (for details on these transactions, refer to our discussion in the Overview section above);

•	proceeds of $8.0 million from King in 2001 from licensing fees and milestone payments (for details on these transactions, refer to our discussion in the Overview section above);

•	and net proceeds of $12.9 million from 1999 through 2001 from the exercise of stock options and warrants.

      At December 31, 2001 we had cash and cash equivalents of $20.0 million, compared to $14.9 million at December 31, 2000. We invest our cash and cash equivalents in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. The $5.1 million increase in 2001 was due to $15.4 million of financing activities from the issuance of $10.0 million of convertible notes and the exercise of $5.4 million in options and warrants, offset by our investments in capital equipment of $2.4 million and in the AVC product line of $3.3 million and cash used in operations of $4.6 million. Of the net $4.6 million used in operations, we used approximately $10.8 million to fund the activities of our research and development programs and costs associated with obtaining regulatory approvals, clinical testing and manufacturing process validation. Working capital was $18.0 million at December 31, 2001 compared to $12.3 million at December 31, 2000. The increase in working capital was primarily due to the cash flow activities above and the increase in accounts receivable of $2.9 million, offset by an increase in current liabilities of $2.3 million.

      We estimate that based on historical and projected levels of spending and revenues, and without giving effect to any future equity financing, existing cash resources will be sufficient to finance our operating activities for approximately 12 to 15 months. Past spending levels will not be indicative of future spending as we are currently incurring increased expenses for selling, marketing and start-up manufacturing costs in anticipation of the approval and subsequent launch of ESTRASORB. In addition, we have recently entered into a long term lease agreement for a 20,000 square foot manufacturing facility for ESTRASORB. The leased area is currently being built out to meet our requirements and is expected to be available in the second quarter of 2002. We have also placed orders for the equipment required to manufacture ESTRASORB at projected commercial levels. The capital expenditures required for these activities will be between $9.0 and $12.0 million in 2002, and we are currently seeking debt financing from public and private sources, to fund these capital requirements. If the approval of ESTRASORB is delayed or denied we will be able to reduce some, but not all, of the expenses and capital expenditures related to this product introduction. Additional future expenditures for other product development, including those related to outside testing and human clinical trials, are discretionary and, accordingly, can be adjusted to available cash. We currently plan to continue to progress in our clinical development activities and commercial scale-up of product manufacturing of additional product candidates and we anticipate future increases in spending associated with these activities.

      We may seek to establish additional collaborations with industry partners to defray the costs of clinical trials and other related activities. We will also consider sources of additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies, government agency contracts or from other sources. There can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of all our technologies and products. If adequate funds are not available, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

  Contractual Obligations and Commitments

      The following table summarizes our current obligations and commitments:

		Less than 1	1–3	4–5	After 5
	Total	Year	Years	Years	Years

Commitments & Obligations

Convertible notes	$30,000	$—	$—	$—	$30,000

Operating leases	2,766	1,052	1,380	334	—

Manufacturing facility lease	8,433	1,560	3,262	3,461	150

Purchase commitments	7,199	7,199	—	—	—

Total commitments & obligations	$48,398	$9,811	$4,642	$3,795	$30,150

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

      Information required under this section is contained in Part I, Item I of this report under the caption “Risk and Uncertainties” and in Item 8 of this report, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and notes thereto listed in the accompanying index to financial statements (Item 14) are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item is contained in part under the caption “Executive Officers of the Registrant” in Part I hereof, and the remainder is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 8, 2002 (the “2002 Proxy Statement”) under the captions “Proposal 1 — Election of Directors” and “Beneficial Ownership of Common Stock” and is incorporated herein by this reference. We expect to file the 2002 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2001.

Item 11.  Executive Compensation

      The information required by this item is contained in the 2002 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is contained in the 2002 Proxy Statement under the caption “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is contained in the 2002 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements:
Reports of Independent Accountants; Consolidated Balance Sheets as of December 31, 2001 and 2000; Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999; Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999; Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999; Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules:
Schedules are either not applicable or not required because the information required is contained in the financial statements or notes thereto. Condensed financial information of Novavax is omitted since there are no substantial amounts of restricted net assets applicable to Novavax’s consolidated subsidiaries.
(a)(3)	Exhibits Required to be Filed by Item 601 of Regulation S-K:
Exhibits marked with a single asterisk are filed herewith, and exhibits marked with a double plus sign refer to management contracts, compensatory plans or arrangements, filed in response to Item 14 (a)(3) of the instructions to Form 10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26770, filed March 21, 1997 (the “1996 Form 10-K”)), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-26770, filed March 29, 2001 (the “2000 Form 10-K”))
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 0-26770, filed August 13, 2001 (the “2001 Q2 Form 10-Q”))
4.	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”))
††10.1	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Form 10)
††10.2	First Amendment to the Company’s 1995 Stock Option Plan, approved by the stockholders of the Company on May 14, 1998, and by the Board of Directors on March 16, 1998 (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-26770, filed April 15, 1999 (the “1998 Form 10-K”))
††10.3	Second Amendment to the Company’s 1995 Stock Option Plan, approved by the stockholders of the Company on May 9, 2000, and by the Board of Directors on March 7, 2000 (Incorporated by reference to Exhibit 10.4 to the 2000 Form 10-K)
††10.4	Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10)
††10.5	Employment Agreement dated March 31, 1998, by and between the Company and D. Craig Wright (Incorporated by reference to Exhibit 10.14 to the 1998 Form 10-K)
††10.6	Employment Agreement dated May 13, 1999, by and between the Company and John A. Spears (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-26770, filed March 9, 2000 (the “1999 Form 10-K”))
*††10.7	Employment Agreement dated January 1, 2002 by and between the Company and James R. Mirto

*††10.8	Employment Agreement dated January 1, 2002 by and between the Company and Dennis W. Genge
10.9	Agreement of Lease by and between the Company and Rivers Center Associates Limited Partnership, dated September 25, 1996 (Incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K)
*10.10	Agreement of Lease by and between W.M. Rickman Construction Co. and Dyncorp Advanced Technology Services, Inc. dated March 30, 1995, as assigned to Company by letter from W.M. Rickman Construction Co. dated September 1, 1999, and as amended letter from Company dated September 29, 1999
*10.11	Agreement of Lease by and between GPG Enterprises, L.L.C. and The Fielding Pharmaceutical Company dated September 1, 2000
*10.12	Agreement of Lease by and between Association of Enterepreneurial Sciences, Inc. and Novavax, Inc. dated March 8, 2002
*10.13	Facilities Reservation Agreement dated as of February 11, 2002, between the Company and Packaging Coordinators, Inc.
10.14	License Agreement between IGEN, Inc. and Micro-Pak, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-26770, filed April 1, 1996)
10.15	License Agreement by and between the Company and Parkedale Pharmaceuticals, Inc. dated October 21, 1999 (Incorporated by reference to Exhibit 10.13 to the 1999 Form 10-K)
10.16	Agreement and Plan of Merger dated October 4, 2000 between the Company and the parties identified therein (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 19, 2000)
10.17	Agreement for Purchase and Sale of Assets Relating to AVC™ Product Line dated as of January 8, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 19, 2001)
10.18	Copromotion Agreement dated as of January 8, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 19, 2001)
10.19	First Amendment to the Copromotion Agreement dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the 2001 Q2 Form 10-Q)
10.20	Second Amendment to the Copromotion Agreement dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the 2001 Q2 Form 10-Q)
10.21	Exclusive License and Distribution Agreement dated as of January 8, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 19, 2001)
10.22	First Amendment to the Exclusive License and Distribution Agreement dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to the 2001 Q2 Form 10-Q)
10.23	Second Amendment to the Exclusive License and Distribution Agreement dated as of June 29, 20001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.4 to the 2001 Q2 Form 10-Q)
10.24	Form of Stock and Warrant Purchase Agreement dated April 14, 1999, by and between the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.16 to the 1998 Form 10-K)

10.25	Form of Stock and Warrant Purchase Agreement dated January 28, 2000, by and between the
Company and the purchasers named therein (Incorporated by reference to Exhibit 10.15 to the 1999
Form 10-K)
10.26	Note Purchase Agreement dated as of December 19, 2000, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed January 2, 2001)
10.27	September 2001 Note Purchase Agreement dated as of September 7, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 5, 2001)
10.28	Investor Rights Agreement dated December 19, 2000, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed January 2, 2001)
10.29	First Amendment to Investor Rights Agreement dated September 7, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed September 5, 2001)
*21	List of Subsidiaries.
*23.1	Consent of Ernst & Young LLP, Independent Auditors.
*23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
(b)	Reports on Form 8-K:
None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2002

NOVAVAX, INC.

By: /s/ JOHN A. SPEARS
John A. Spears, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

Name	Title	Date

/s/ JOHN A. SPEARS John A. Spears	President and Chief Executive Officer and Director	March 15, 2002

/s/ DENNIS W. GENGE Dennis W. Genge	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2002

/s/ GARY C. EVANS Gary C. Evans	Director	March 15, 2002

/s/ WILLIAM E. GEORGES William E. Georges	Director	March 15, 2002

/s/ MITCHELL J. KELLY Mitchell J. Kelly	Director	March 15, 2002

/s/ J. MICHAEL LAZARUS, M.D. J. Michael Lazarus, M.D.	Director	March 15, 2002

/s/ JOHN O. MARSH, JR. John O. Marsh, Jr.	Director	March 15, 2002

/s/ MICHAEL A. MCMANUS Michael A. McManus	Director	March 15, 2002

/s/ DENIS M. O’DONNELL, M.D. Denis M. O’Donnell, M.D.	Director	March 15, 2002

/s/ RONALD H. WALKER Ronald H. Walker	Director	March 15, 2002

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001, 2000 and 1999

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Novavax, Inc.

      We have audited the accompanying consolidated balance sheet of Novavax, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit, the consolidated financial statements of Novavax, Inc. for the year ended December 31, 1999 were audited by other auditors, whose report dated February 26, 2000, expressed an unqualified opinion on those statements.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novavax, Inc. at December 31, 2001 and 2000 and the results of its operations and it cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst and Young LLP

McLean, Virginia

February 12, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Novavax, Inc.

      In our opinion, the accompanying consolidated statement of operations, of cash flows and of stockholders’ equity, present fairly, in all material respects, the consolidated results of operations of Novavax, Inc. and subsidiaries and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Novavax, Inc. for any period subsequent to December 31, 1999.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

February 26, 2000

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,

	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$20,045	$14,864

Trade Accounts receivable, net	3,878	954

Inventory, net	537	461

Prepaid expenses and other current assets	567	757

Total current assets	25,027	17,036

Property and equipment, net	4,326	1,927

Goodwill and other intangible assets, net	37,762	37,566

Total assets	$67,115	$56,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,410	$1,401

Accrued expenses	4,337	3,200

Deferred revenue – current	1,250	104

Total current liabilities	6,997	4,705

Convertible notes	30,000	20,000

Deferred revenue – non-current	2,625	—

Stockholders’ equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 50,000,000 shares authorized; 23,871,794 issued and 23,294,633 outstanding at December 31, 2001, and 22,586,304 issued and 22,104,087 outstanding at December 31, 2000.	239	226

Additional paid-in capital	97,861	91,611

Accumulated deficit	(64,830)	(55,085)

Treasury stock, 577,161 shares and 482,217 shares, cost basis, at December 31, 2001 and 2000, respectively	(5,777)	(4,928)

Total stockholders’ equity	27,493	31,824

Total liabilities and stockholders’ equity	$67,115	$56,529

See accompanying notes.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	For the years ended December 31,

	2001	2000	1999

Revenues

Product sales	$17,252	$—	$—

Contract research and development	2,689	1,725	931

Milestone and licensing fees	4,125	750	250

Total revenues	24,066	2,475	1,181

Operating cost and expenses:

Cost of sales	4,052	—	—

Research and development	10,775	9,358	3,354

Selling and marketing	8,539	—	—

General and administrative	9,955	5,859	2,393

Total operating costs and expenses	33,321	15,217	5,747

Loss from operations	(9,255)	(12,742)	(4,566)

Interest (expense)/income, net	(490)	551	60

Net loss	$(9,745)	$(12,191)	$(4,506)

Basic and diluted loss per share	$(0.43)	$(0.64)	$(0.31)

Basic and diluted weighted average number of common shares outstanding	22,670,274	19,015,719	14,511,081

See accompanying notes.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except share information)

	Common Stock		Additional		Deferred		Total
			Paid-in	Accumulated	Stock	Treasury	Stockholders’
	Shares	Dollars	Capital	Deficit	Compensation	Stock	Equity

Balance, December 31, 1998	13,253,118	$133	$41,231	$(38,388)	$(15)	$—	$2,961

Amortization of deferred compensation	—	—	—	—	10	—	10

Private sale of common stock	1,651,100	17	4,111	—	—	—	4,128

Offering costs	42,933	—	(173)	—	—	—	(173)

Stock issued as compensation	—	—	(43)	—	—	158	115

Exercise of stock options	226,537	2	496	—	—	(193)	305

Net loss	—	—	—	(4,506)	—	—	(4,506)

Balance, December 31, 1999	15,173,688	152	45,622	(42,894)	(5)	(35)	2,840

Amortization of deferred compensation	—	—	—	—	5	—	5

Private sale of common stock, net	2,813,850	28	10,470	—	—	—	10,498

Stock issued for acquisition	2,312,501	23	18,477	—	—	—	18,500

Acquisition obligation	—	—	5,000	—	—	—	5,000

Exercise of stock options and warrants	2,286,265	23	12,042	—	—	(4,893)	7,172

Net loss	—	—	—	(12,191)	—	—	(12,191)

Balance, December 31, 2000	22,586,304	226	91,611	(55,085)	—	(4,928)	31,824

Exercise of stock options and warrants	1,285,490	13	6,250	—	—	(849)	5,414

Net loss	—	—	—	(9,745)	—	—	(9,745)

Balance, December 31, 2001	23,871,794	$239	$97,861	$(64,830)	$—	$(5,777)	$27,493

      See accompanying notes.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,

	2001	2000	1999

Operating Activities

Net loss	$(9,745)	$(12,191)	$(4,506)

Reconciliation of net loss to net cash used by operating activities:

Loss(gain) on disposal/sale of asset	137	—	(23)

Non-cash compensation expense	—	5	10

Amortization	3,136	362	199

Depreciation	353	232	183

Provision for bad debt	70	—	—

Issuance of stock to 401(k) plan and as compensation	—	—	115

Changes in operating assets and liabilities:

Accounts receivable	(2,994)	220	(203)

Inventory	(76)	(211)	—

Prepaid expenses and other current assets	190	(555)	(45)

Accounts payable and accrued expenses	592	2,740	(180)

Deferred revenue	3,771	(646)	750

Net cash used by operating activities	(4,566)	(10,044)	(3,700)

Investing activities

Acquisition of businesses, net of cash acquired	—	(12,466)	(592)

Acquisition of product lines	(3,332)	—	—

Capital expenditures	(2,335)	(831)	(48)

Deferred patent costs	—	(86)	(171)

Proceeds from sale of asset	—	—	25

Net cash used in investing activities	(5,667)	(13,383)	(786)

Financing activities

Proceeds from issuance of convertible notes	10,000	20,000	—

Payment of capital lease obligations	—	(111)	(73)

Proceeds from private placements of common stock	—	10,498	3,955

Proceeds from the exercise of stock options and warrants	5,414	7,172	305

Net cash provided by financing activities	15,414	37,559	4,187

Net change in cash and cash equivalents	5,181	14,132	(299)

Cash and cash equivalents at beginning of year	14,864	732	1,031

Cash and cash equivalents at end of year	$20,045	$14,864	$732

See accompanying notes.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

1.  Description of Business

      Novavax, Inc., a Delaware corporation, (“Novavax” or “the Company”) was incorporated in 1987, and is a specialty pharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions which are used as vehicles for the delivery of a wide variety of drugs and other therapeutic products. These include certain hormones, anti-bacterial, and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. In June 2001, Novavax filed a New Drug Application with the Food and Drug Administration for ESTRASORB™, a transdermal lotion for estrogen replacement therapy. Novavax has several product candidates in pre-clinical and human clinical trials, including ANDROSORB™, a transdermal lotion for testosterone replacement therapy which we expect to begin Phase II testing in the first quarter of 2002. In addition, Novavax conducts research and development on preventative and therapeutic vaccines for a variety of infectious diseases, including human papillomavirus.

      The products currently under development or in clinical trials by the Company will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful and that any of the Company’s potential products will prove to be safe and effective in clinical trials. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The Company also recognizes that the commercial launch of any product is subject to certain risks including but not limited to manufacturing scale-up and market acceptance. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.

2.  Summary of Significant Accounting Policies

  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

      The Company considers all highly-liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. Substantially all cash equivalents are held in short-term money market accounts with banks and brokerage accounts with large high quality financial institutions.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

2.  Summary of Significant Accounting Policies — (Continued)

  Financial Instruments and Concentration of Credit Risk

      Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and convertible notes payable. The Company maintains its cash and cash equivalents in bank and brokerage accounts with high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and management believes the risk of loss to be minimal. Accounts receivable consist principally of amounts due from credit worthy wholesale drug distributors, the federal government and other large institutions. The Company extends credit to its customers generally without requiring collateral. The Company monitors the balances of individual customer accounts to assess collectibility and has provided a reserve for potential bad debts of $120,000 and $50,000 as of December 31, 2001 and 2000, respectively. Credit losses have historically been within management’s expectations. The carrying amount of cash and cash equivalents and accounts receivable approximates their fair value based on their short-term maturities at December 31, 2001 and 2000. The fair values of convertible notes approximate their fair value as of December 31, 2001.

      As of December 31, 2001, three customers accounted for 40.5% of the Company’s revenues and 50.7% of the Company’s accounts receivable.

  Inventories

      Inventories consist of raw materials of $263,000 and finished goods of $299,000 and are priced at the lower of cost or market, using the first-in-first-out method. The December 31, 2001 inventory balance includes a $25,000 reserve for obsolete and slow moving items.

  Property and Equipment

      Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally 3 to 7 years. Amortization of leasehold improvements is provided over the estimated useful lives of the improvements or the term of the lease, which ever is shorter. Repairs and maintenance costs are expensed as incurred.

  Patent Costs

      Costs associated with obtaining patents, principally legal costs and filing fees, are being amortized on a straight-line basis over the remaining estimated economic lives of the respective patents.

  Goodwill and Intangible Assets

      Goodwill and intangible assets principally result from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Goodwill and intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Accumulated amortization expense was $3.3 million and $273,000 as of December 31, 2001 and 2000, respectively. The Company periodically evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates of useful lives.

  Impairment of Long-Lived Assets and Recoverability of Intangibles

      The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

2.  Summary of Significant Accounting Policies — (Continued)

  Impairment of Long-Lived Assets and Recoverability of Intangibles (Continued)

asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/ or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets’ carrying value. No such impairment losses have been recognized to date.

  Revenue Recognition

      The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements,whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Up-front payments and licensing fees are deferred and recognized as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals, which have reached their expiration date. Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are shipped.

      Revenues earned under research contracts are recognized on the percentage of completion method as described in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The extent of progress toward completion is measured on the cost-to-cost method. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made.

  Net Loss per Share

      Basic loss per share is computed by dividing the net loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator), during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potentially dilutive common shares are not included in the computation of dilutive earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares, as they are antidilutive.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

2.  Summary of Significant Accounting Policies — (Continued)

  Stock-Based Compensation

      The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Disclosures regarding alternative fair values of measurement and recognition methods prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) are presented in Note 7. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

  Advertising and Promotion Costs

      All costs associated with advertising and promotion are expensed as incurred. Advertising and promotion expense, including samples, was $1.9 million in 2001. Prior to 2001 the Company incurred no material advertising or promotional expenses.

  Research and Development Costs

      Research and development costs are expensed as incurred.

  Income Taxes

      The Company’s income taxes are accounted for using the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

      The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2001 and 2000.

  Comprehensive Loss

      Under Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2001, 2000 and 1999.

  Segment Information

      The Company currently operates in one business segment, which is the development and commercialization of products focused on women’s health and infectious diseases. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

2.  Summary of Significant Accounting Policies — (Continued)

  Segment Information (Continued)

products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

  Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will begin to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect these tests may have on the earnings and financial position of the Company. Amortization of goodwill for the year ended 2001 was approximately $2.5 million and will no longer be recorded subsequent to December 31, 2001.

  Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Product Agreements and Acquisitions

  King Pharmaceuticals Agreements

      In January 2001, we entered into a co-promotion agreement with King Pharmaceuticals, Inc., (“King”) for the Company’s topical transdermal estrogen replacement therapy, ESTRASORB™ in the U.S. and Puerto Rico (the “Territory”). We also entered into a license agreement with King for many countries outside the United States. The co-promotion and license agreements (the “Agreements”) grant King the right to share equally in the revenues and expenses for manufacturing and marketing ESTRASORB in the Territory and exclusive rights to many countries outside the U.S. The Agreements also entitled us to receive up to $5.0 million in milestone payments from King for achievement of milestones outlined in the Agreements. In addition, we agreed to combine U.S. sales efforts with King to begin co-promoting one of King’s products already on the market, Nordette®, a birth control pill.

      In June 2001, we amended the Agreements (the “Amended Agreements”). The Amended Agreements modified the terms of the milestone payments and in June 2001, we recognized $2.5 million as the first milestone was achieved upon the filing of the ESTRASORB New Drug Application with the Food and Drug Administration. The second milestone was achieved upon the acceptance for filing of the New Drug Application by the FDA in August 2001. This entitled us to receive an additional $2.5 million milestone payment, which was received in September 2001.

      The Amended Agreements also grant King exclusive rights to promote, market and distribute ESTRASORB in Canada, Switzerland, Greece, Italy, Spain and the Netherlands, the only countries excluded from the original license agreement. In addition the Amended Agreements included the co-promotion and license of ANDROSORB, a topical transdermal testosterone replacement therapy for testosterone deficient women. Under the terms of the Amended Agreements we received $3.0 million from King in up-front licensing fees, which was recorded as deferred revenue and is recognized over the term of the Amended Agreements. We will also receive additional milestone payments of $1.0 million upon ESTRASORB’s

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

3.  Product Agreements and Acquisitions — (Continued)

  King Pharmaceuticals Agreements (Continued)

regulatory approval in Canada and $2.0 million upon regulatory approval of ESTRASORB in one of the five European countries listed above. We are also entitled to receive royalties on future sales of ESTRASORB and ANDROSORB outside the United States.

      The Amended Agreements also have a change of control provision. The provision allows King several options in the event of a change in control at Novavax including, (i) terminating our right to co-promote King products, (ii) terminating our rights to promote ESTRASORB and ANDROSORB and any other hormone therapies for women for which King is paying 50% of the development costs or (iii) requiring Novavax to assign and transfer to King all related rights of ownership for ESTRASORB and ANDROSORB and any such other hormone replacement therapies for women and license to King on an exclusive and perpetual basis all related intellectual property rights and know how. If King chooses to exercise its rights under clause (ii) or (iii) above, King will have to pay royalties on net sales of the products. In addition, King will have to pay for the cost of manufacturing plus a markup consistent with the terms of the license agreement for the handling cost.

      In January 2001, we also acquired the rights to AVCTM Cream and Suppositories (“AVC”) from King for approximately $3.3 million in cash. The AVC product line generated $3.5 million in revenue in 2001.

  Fielding Pharmaceutical Company

      In December 2000, Novavax acquired privately owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri. Fielding sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. The purchase method of accounting was used to account for the transaction.

      The total purchase price and related expenses of $38.7 million consisted of $18.5 million in Novavax common stock, $13.0 million in cash, $5.0 million paid in common stock to the former owners of Fielding in January 2002, $1.1 million in assumed liabilities and $1.1 million in transaction costs.

      The aggregate consideration of $38.7 million was allocated to cash ($1.7 million), accounts receivable and inventory ($1.2 million), property and equipment ($275,000) and goodwill ($35.5 million).

  Biomedical Services Laboratory

      In August 1999, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of the Biomedical Services Laboratory (“BSL”), a division of DynCorp of Reston, Virginia. In addition, DynCorp entered into a five-year non-competition agreement. The research and development activities of BSL are conducted in a 12,000 square foot leased facility located in Rockville, Maryland. BSL is engaged in contract research, development and pilot manufacturing of human vaccines for government laboratories and other vaccine companies.

      The purchase method of accounting was used to account for the transaction. The total purchase price and related expenses of $860,000 consisted of $740,000 in cash, $60,000 in assumed liabilities and $60,000 in transaction costs.

      The aggregate consideration of $860,000 was allocated to property and equipment ($170,000) and goodwill and other intangible assets ($690,000).

      Property and equipment consists primarily of laboratory equipment that has continued to be used in the operations of BSL. Other intangible assets included patents, workforce and favorable lease terms in an approved Food and Drug Administration facility.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

3.  Product Agreements and Acquisitions — (Continued)

  Biomedical Services Laboratory (Continued)

      The operating results of the AVC Product Line, Fielding and BSL have been included in the consolidated statements of operations from the acquisition date. The following summary represents pro forma results of operations as if the acquisitions had occurred at the beginning of 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect and are not intended to be indicative of future results.

      Pro forma results of operations for the years ended December 31:

	2000	1999

	(in thousands,
	except per share
	information)

Revenue	$14,098	$17,100

Net loss	(13,689)	(3,475)

Loss per share applicable to common stockholders	(.64)	(.21)

4.  Supplemental Financial Data

  Property and Equipment

      Property and equipment is comprised of the following at December 31:

	2001	2000

	(in thousands)

Construction in progress and deposits on machinery	$1,422	$—

Machinery and equipment	2,772	2,029

Leasehold improvements	1,086	835

Computer software and hardware	269	166

	5,549	3,030

Less accumulated depreciation	(1,223)	(1,103)

	$4,326	$1,927

      Depreciation expense was $353,000, $232,000 and $183,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

4.  Supplemental Financial Data — (Continued)

  Goodwill and Intangible Assets

      Goodwill and intangible assets consist of the following at December 31:

	2001	2000

	(in thousands)

Goodwill — Fielding Acquisition	$35,590	$35,590

Goodwill — Biomedical Services Acquisition	542	542

AVC — Product Acquisition	3,332	—

Non-Compete — Biomedical Services Acquisition	148	148

Patents	2,525	2,525

	42,137	38,805

Accumulated Amortization	(4,375)	(1,239)

	$37,762	$37,566

      Amortization expense was $3,136,000, $362,000 and $199,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Accrued Expenses

      Accrued expenses consist of the following at December 31:

	2001	2000

	(in thousands)

Operating expenses	$2,469	$618

Employee benefit and compensation	1,082	759

Property and equipment	554	—

Interest	232	26

Clinical trial expenses	—	900

Acquisition costs	—	897

	$4,337	$3,200

      As of December 31, 2001, the Company has accrued for $554,000 of construction in progress additions which was accounted for as a non-cash transaction in its Statement of Cash Flows.

5.  Convertible notes

      On December 19, 2000, Novavax entered into a Note Purchase Agreement with King whereby it agreed to issue to King 4% senior convertible promissory notes in the aggregate amount up to $25.0 million. On that same date, the Company issued a 4% senior convertible promissory note to King for $20.0 million in principal. On September 7, 2001, the Company issued a second 4% senior convertible promissory note to King for $5.0 million in principal. These notes are convertible into Novavax common stock at $10.00 per share or 2,500,000 shares.

      On September 7, 2001 the Company entered into a second Note Purchase Agreement with King and issued a third 4% senior convertible promissory note to King for $5.0 million principal. The third note is convertible into common stock at $13.87 per share or 360,490 shares.

      All of the notes, which total $30.0 million, mature on December 19, 2007 with interest payable in semi-annual installments on June 30 and December 31. Up to 50% of the interest may be paid in common stock of

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

5.  Convertible notes — (Continued)

the Company, subject to certain conditions. The conversion prices on all the notes represent an 18% premium to the trailing 20-day average stock price prior to the agreed upon lock in dates. Each note has a conversion feature, which allows us to convert the notes to common stock of the Company from January 2002 through December 31, 2004 if the closing price of our common stock exceeds 180% of the conversion price of the note for at least 30 trading days in any period of 45 consecutive trading days. After December 31, 2004, the notes can be redeemed by the Company at 102%, 101% and 100% of face value during the years ended December 31, 2005, 2006 and 2007, respectively.

      For the year ended December 31, 2001 we made cash interest payments of $720,000 and accrued an additional $232,000 for interest expense which will be paid in our common stock. The notes and related agreements also have covenants which require the Company to obtain written approval from King prior to entering into transactions, above defined limits, to secure additional indebtedness, or acquire additional product lines or businesses. In addition to the covenants, the notes have a change in control provision as well. In the event of a change of control, the Company will be required to repurchase the notes at 101% of the principal amount, plus accrued interest within sixty days of the change in control.

6.  Stockholders’ Equity

      In January 2000, the Company closed a private placement of 2,813,850 shares of its common stock to accredited investors (the “2000 Private Placement”). The issuance price of the common stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of 0.25 additional shares at an exercise price of $6.75. The related warrants have a three-year term. Gross proceeds from the 2000 Private Placement were $11,255,400. The Company issued non-transferable warrants to the Placement agent, for the purchase of 281,385 shares of the Company’s common stock, with an exercise price of $6.75 per share and a three-year term. In addition, the Placement agent received fees of approximately $675,000. The Company incurred other costs in conjunction with the 2000 Private Placement of approximately $80,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10.5 million.

      In April 1999, the Company entered into stock and warrant purchase agreements for the private placement of 1,651,100 shares of its common stock to certain accredited investors (the “1999 Private Placement”). A principal of one of the accredited investors is also a director of the Company. The issuance price of the common stock was $2.50 per share. Each share was sold with a non-transferable warrant for the purchase of 0.25 additional shares at an exercise price of $3.75. The warrants have a three-year term. Placement agents’ fees were approximately $215,000, which were paid with cash of $107,000 and 42,933 shares of the Company’s common stock, which were issued with non-transferable warrants for the purchase of 10,733 shares of the Company’s common stock at an exercise price of $3.75. These warrants have a three-year term. Additionally, non-transferable warrants for the purchase of 143,000 shares of the Company’s common stock, with an exercise price of $3.00 per share and a three-year term, were issued to the placement agents. Other costs connected with the 1999 Private Placement approximated $67,000. Net proceeds to the Company from the 1999 Private Placement were approximately $4.0 million.

7.  Stock Options and Warrants

      Under the Novavax 1995 Stock Option Plan (the “Plan”), options may be granted to officers, employees and consultants or advisors to Novavax and any present or future subsidiary to purchase a maximum of 8,000,000 shares of Novavax common stock. The recent amendments to the Plan increases the number of shares that can be granted from 6,000,000 to 8,000,000, subject to stockholder approval in May 2002. Incentive options, having a maximum term of ten years, can be granted at no less than 100% of the fair market value of Novavax’s stock at the time of grant and are generally exercisable in cumulative increments over

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

7.  Stock Options and Warrants — (Continued)

several years from the date of grant. Both incentive and non-statutory stock options may be granted under the Plan. There is no minimum exercise price for non-statutory stock options.

      The 1995 Director Stock Option Plan (the “Director Plan”) provided for the issuance of up to 500,000 shares of Novavax common stock. The exercise price is the fair market value per share of the Company’s common stock on the date of grant. Options granted to eligible directors are exercisable in full, beginning six months after the date of grant and expire ten years from the grant date. All options available under the Director Plan have been granted.

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

      Activity under the 1995 Stock Option Plan and 1995 Director Stock Option Plan was as follows:

			1995 Director Stock Option
	1995 Stock Option Plan		Plan

		Weighted		Weighted
		Average		Average
	Stock Options	Exercise Price	Stock Options	Exercise Price

Balance, December 31, 1998	3,114,247	$3.53	440,000	$3.66

Granted	1,078,500	3.80	—	—

Exercised	(226,537)	2.20	—	—

Expired or canceled	(577,757)	4.28	—	—

Balance, December 31, 1999.	3,388,453	3.58	440,000	3.66

Granted	1,019,500	7.62	60,000	5.63

Exercised	(485,728)	3.87	(80,000)	3.25

Expired or canceled	(28,040)	3.75	—	—

Balance, December 31, 2000	3,894,185	4.60	420,000	4.02

Granted	1,227,601	9.47	—	—

Exercised	(668,980)	3.18	(70,000)	3.95

Expired	(52,400)	4.95	—	—

Balance, December 31, 2001	4,400,406	6.17	350,000	4.03

Shares exercisable at December 31, 1999	2,386,499	3.43	440,000	3.66

Shares exercisable at December 31, 2000	2,278,428	3.48	420,000	4.02

Shares exercisable at December 31, 2001	2,282,578	$4.41	350,000	$4.03

Available for grant at December 31, 2001	1,184,663

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

7.  Stock Options and Warrants — (Continued)

      The following table provides certain information with respect to stock options outstanding at December 31, 2001:

	Number of	Weighted Average	Weighted
	Options	Remaining	Average
	Outstanding	Contractual Life	Exercise Price

Options issued at below market value:

$0.01	281,937	4.0	$0.01

Options issued at market value:

$1.17 to 3.49	443,952	4.8	3.06

$3.50 to 6.99	2,165,595	6.3	4.72

$7.00 to 9.32	1,441,400	8.8	8.77

$9.33 to 11.65	417,522	9.6	10.36

	4,750,406	7.1	$6.01

      The following table provides certain information with respect to stock options exercisable at December 31, 2001:

	Number of	Weighted Average
	Options Exercisable	Exercise Price

Options issued at below market value:

$0.01	281,937	$0.01

Options issued at market value:

$1.17 to 3.49	443,326	3.06

$3.50 to 6.99	1,542,897	4.58

$7.00 to 9.32	351,918	8.30

$9.33 to 11.65	12,500	10.63

	2,632,578	$4.36

      For the years ended December 2001, 2000 and 1999, the Company recorded stock compensation expense of $0, $5,000, and $10,000, respectively.

      Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if Novavax had accounted for its employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Novavax’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

7.  Stock Options and Warrants — (Continued)

      For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the option’s vesting period. Novavax’s pro forma information follows:

	Year ended December 31,

	2001	2000	1999

	(in thousands)

Net loss applicable to common stockholders:

As reported (in thousands)	$(9,745)	$(12,191)	$(4,506)

Pro forma (in thousands)	$(15,525)	$(14,609)	$(6,430)

Basic and diluted loss per share:

As reported	$(.43)	$(.64)	$(.31)

Pro forma	$(.68)	$(.77)	$(.44)

Risk-free interest rates	5.0%	6.0%	5.8%

Expected life in years:

Employees	6.0	6.0	6.0

Directors	3.0	3.0	3.0

Dividend yield	0.0%	0.0%	0.0%

Volatility	58%	80%	69%

Weighted average remaining contractual life in years	7.1	6.8	6.8

Weighted average fair value at date of grant	$5.58	$5.87	$3.56

      The Company has entered into agreements to receive advisory and consulting services from several individuals, four of whom serve on the Novavax Scientific Advisory Board. Non-qualified stock options were granted in prior years, for which the Company recognized compensation expense for these individuals under the 1995 Stock Option Plan.

  Common Stock Warrants

      In March 1997, the Company privately placed 1,200,000 shares of common stock. As part of the transaction, we also granted warrants to purchase an additional 600,000 shares at a price of $6.00 per share and 600,000 shares at a price of $8.00 per share. After giving effect to the anti-dilution provision, the warrants were revised to allow for the purchase of 659,090 shares at $5.46 per share and 659,090 shares at $7.28 per share. The warrants had a three-year term and were exercised in March 2000 for cash of $3.6 million and a “cashless” exercise of 465,410 shares of common stock, which were placed into treasury shares.

      In April 1999, the Company entered into the 1999 Private Placements, and as part of the transaction, we granted warrants to purchase 412,775 additional shares at an exercise price of $3.75. In addition, the placement agent for this transaction was given warrants to purchase 10,733 additional shares at $3.75 and 143,000 additional shares at $3.00. After giving effect to the anti-dilution provision, the warrants were revised to allow for the purchase of 448,087 shares at $3.54 per share and 151,299 shares at $2.84 per share. These warrants have a three-year term and expire in April 2002. As of December 31, 2001, 260,021 of the $3.54 warrants and all of the $2.84 warrants were exercised.

      In connection with the 2000 Private Placement the Company granted warrants to purchase an additional 703,460 shares at an exercise price of $6.75. In addition, warrants of 281,385 shares were issued to the placement agent at an exercise price of $6.75 per share. The warrants have a three year term. As of December 31, 2001, 464,284 of these warrants have been exercised.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

7.  Stock Options and Warrants — (Continued)

  Common Stock Warrants (Continued)

      Information with respect to warrants to purchase the Company’s common stock at December 31, 2001 is as follows:

Number of
Warrants	Exercise	Expiration
Outstanding	Price	Date

188,066	$3.54	April 2002
520,561	$6.75	January 2003

708,627

8.  Employee Benefits

      The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed ninety days of service may elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code, as amended.

      The Company matches 25% of the first 5% of the participants deferral and $4.00 per week of employment during the year. At the option of the Company matching contributions to the 401(K) retirement plan can be made in the form of the Company’s common stock. All contributions to the 401(k) Plan are immediately vested. The Company has expensed approximately $35,000, $28,000 and $16,000 in 2001, 2000 and 1999, respectively.

9.  Income Taxes

      Deferred tax assets (liabilities) consist of the following at December 31:

	2001	2000

	(in thousands)

Net operating losses	$13,540	$12,513

Research tax credits	1,464	1,229

Disqualifying stock options	673	673

Alternative-minimum tax credit	94	94

Equipment and furniture	34	44

Intangibles from acquisition	184	12

Allowance for doubtful accounts	47	19

Accrued vacation pay	52	28

Deferred revenues	1,496	40

Total deferred tax assets	17,584	14,652

Deferred patent costs	(544)	(602)

Total deferred tax liabilities	(544)	(602)

Net deferred tax assets	17,040	14,050

Less valuation allowance	$(17,040)	$(14,050)

Deferred tax assets, net	—	—

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

9.  Income Taxes — (Continued)

      The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2001	2000

Statutory federal tax rate	(34)%	(34)%

State income taxes, net of federal benefit	(3)	(5)

Research and development credit	(3)	(2)

Alternative-minimum credit	—	0

Other	9	1

Change in valuation allowance	31	40

	—%	—%

      Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2001 and 2000.

      Novavax has recorded no net benefit for income taxes in 2001, 2000 and 1999 in the accompanying consolidated financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

      Federal net operating losses and tax credits available to the Company are as follows:

2001

(in thousands)

Federal net operating losses expiring through the year 2021	$35,060

State net operating losses expiring through the year 2021	35,060

Research tax credits expiring through the year 2021	1,464

Alternative-minimum tax credit (no expiration)	94

10.  Commitments and Contingencies

      Novavax leases manufacturing, laboratory and office space, machinery and equipment and automobiles under non-cancelable operating lease agreements expiring at various dates through January 2007. Future minimum rental commitments under non-cancelable leases as of December 31, 2001 are as follows:

Operating
Year	Leases

(in thousands)

2002	$2,611

2003	2,431

2004	2,212

2005	1,909

2006	1,886

Thereafter	150

$11,199

      Aggregate rental expenses approximated $1,050,000, $411,000, and $299,000 in 2001, 2000 and 1999, respectively.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2001, 2000 and 1999

10.  Commitments and Contingencies — (Continued)

      In connection with one of the leases for office and laboratory facilities, the Company is required to maintain a “Net Asset Value” of $2.0 million. The term “Net Asset Value” is defined as the difference between the total assets and the total liabilities. If the Net Asset Value falls below $2.0 million, the Company is required to provide other reasonable financial assurances to the landlord within five days of the landlord’s request.

      The Company has entered into several purchase commitments related to scaling-up of manufacturing capacity. The Company entered into a construction agreement to build-out approximately 20,000 square feet of leased space to manufacture and package ESTRASORB. The fee for the construction is a cost plus fee with a guaranteed maximum price of no more than $6.6 million. In addition to the construction agreement, the Company has entered into agreements to purchase machinery and equipment to manufacture and package ESTRASORB totaling approximately $2.0 million. To date, progress payments of approximately $1.4 million have been made.