Form 10-Q
period 2002-03-31
NOVAVAX INC
filed 2002-05-15
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.
March 31, 2002	0-26770

NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8320 Guilford Road, Columbia, MD	21046
(Address of principal executive offices)	(Zip code)

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

Yes   X       No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares Outstanding at May 10, 2002:   24,397,290

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended March 31, 2002

Table of Contents

Part I. Financial Information	Page No.
Item 1 Financial Statements
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 Quantitative and Qualitative Disclosure about Market Risk	14
Part II. Other Information
Item 1 Legal Proceedings	*
Item 2 Changes in Securities	*
Item 3 Defaults upon Senior Securities	*
Item 4 Submission of Matters to a Vote of Security Holders	*
Item 5 Other Information	*
Item 6 Exhibits and Reports on Form 8-K	15
Signature	16

*No information provided due to inapplicability of item.

Part I. Financial Information
Item 1. Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2002	2001

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,885	$20,045
Accounts receivable	3,902	3,878
Inventory	906	537
Prepaid expenses and other current assets	1,659	567

Total current assets	17,352	25,027
Property and equipment, net	7,939	4,326
Goodwill and other intangible assets, net	37,599	37,762

Total assets	$62,890	$67,115

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,826	$1,410
Accrued expenses	4,972	4,337
Deferred revenue — current	500	1,250

Total current liabilities	7,298	6,997

Convertible note	30,000	30,000
Deferred revenue – non-current	2,563	2,625
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 24,886,246 issued and 24,309,085 outstanding at March 31, 2002 and 23,871,794 issued and 23,294,633 outstanding at December 31, 2001	249	239
Additional paid-in capital	100,209	97,861
Notes receivable from shareholders	(1,480)	—
Accumulated deficit	(70,172)	(64,830)
Treasury stock, 577,161 shares, cost basis, at March 31, 2002 and December 31, 2001, respectively	(5,777)	(5,777)

Total stockholders’ equity	23,029	27,493

Total liabilities and stockholders’ equity	$62,890	$67,115

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended
	March 31,
	2002	2001

Revenues
Product sales	$4,776	$4,255
Contract research & development	505	461
Milestone and licensing fees	813	250

Total revenues	6,094	4,966
Operating costs and expense:
Cost of products sold	1,057	1,043
Research and development	2,942	2,592
Selling and marketing	4,375	1,352
General and administrative	2,814	2,132

Total operating costs and expenses	11,188	7,119

Loss from operations	(5,094)	(2,153)

Interest expense, net	(248)	(79)

Net loss	$(5,342)	$(2,232)

Basic and diluted net loss per share	$(.22)	$(.10)

Weighted average shares used in computing net loss per share	23,851,186	22,164,678

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2002	2001

Operating Activities:
Net loss	$(5,342)	$(2,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	296	784
Deferred revenue	(813)	(104)
Changes in operating assets and liabilities:
Accounts receivable	(24)	(772)
Inventory	(369)	(151)
Prepaid expenses and other assets	(1,092)	28
Accounts payable and accrued expenses	(177)	(544)

Net cash used by operating activities	(7,521)	(2,991)

Investing Activities:
Acquisition of product line	—	(3,332)
Capital expenditures	(2,517)	(331)

Net cash used by investing activities	(2,517)	(3,663)

Financing Activities:
Proceeds from the exercise of stock options and warrants	878	683

Net cash provided by financing activities	878	683

Net change in cash and cash equivalents	(9,160)	(5,971)
Cash and cash equivalents at beginning of period	20,045	14,864

Cash and cash equivalents at end of period	$10,885	$8,893

     The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

     Novavax, Inc., a Delaware corporation, (“Novavax” or “the Company”), is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions which are used as vehicles for the delivery of a wide variety of drugs and other therapeutic products. These include certain hormones, anti-bacterial, and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. In June 2001, Novavax filed a New Drug Application with the Food and Drug Administration for ESTRASORB™, a transdermal lotion for estrogen replacement therapy. Novavax has several other product candidates in pre-clinical and human clinical trials, including ANDROSORB™, a transdermal lotion for testosterone replacement therapy which began Phase I/II clinical trials in the first quarter of 2002. In addition, Novavax conducts research and development on preventative and therapeutic vaccines for a variety of infectious diseases, including human papillomavirus.

     The consolidated financial statements of Novavax for the three months ended March 31, 2002 and 2001 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.     Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventories

     Inventories consist of raw materials and finished goods and are priced at the lower of cost or market, using the first-in-first-out method.

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Up-front payments and licensing fees are deferred and recognized as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are shipped.

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

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a “reporting unit” (i.e., the level with the consolidated business at which goodwill impairment is measuring) exceeds its estimated fair value. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using discounted and undiscounted future cash flows as a basis to determine if goodwill is recoverable. There was no impact on the carrying value of the Company’s goodwill and intangible assets upon adoption of SFAS 142. The Company does not have any intangible assets, other than goodwill, that are subject to the non-amortization provisions of SFAS 142.

As of March 31, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2002			As of December 31, 2001

	Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Non-compete agreements	$148	$(79)	$69	$148	$(72)	$76
Product licenses	3,332	(595)	2,737	3,332	(476)	2,856
Patents	2,525	(1,153)	1,372	2,525	(1,115)	1,410

Total	$6,005	$(1,827)	$4,178	$6,005	$(1,663)	$4,342

The Company recorded amortization expense of $164,000 during the first quarter of 2002 compared to $164,000 on a pro forma basis during the first quarter of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years will be approximately $656,000. As acquisitions and dispositions occur in the future these amounts may vary.

The 2001 results on a historical basis do not reflect the provisions of FAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical net loss would have been changed to the adjusted amounts indicated below:

	Three Months Ended March 31, 2001

	(in thousands, except share data)

		Basic and diluted net
	Net loss	loss per share

As reported — historical basis	$(2,232)	$(0.10)
Add: Goodwill amortization	600	0.03

Adjusted	$(1,632)	$(0.07)

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.     Related Party Transactions

     The Company’s Stock Option Plan permits the payment of the exercise price of options by the delivery of a promissory note to the Company, subject to approval by the Board of Directors. In March, the Board of Directors approved the payment of the exercise price of options by two directors, through the delivery of a full recourse interest bearing promissory note secured by a pledge of the underlying shares. The notes are payable on the earlier of (i) the termination of service as a director, (ii) in part, upon the sale of a portion of the underlying shares of stock purchased or (iii) at the end of the 5 year promissory note term. The notes have a maximum term of 5 years and accrue interest at 5.07%, which was the Applicable Federal Rate in March. Interest is payable when any of the underlying shares are sold. Any income tax payments from the transactions are the responsibility of the director. At March, the balance of the notes receivable was $1.5 million.

In April 2002, the Company signed a conditional guaranty of account for a director in the amount of $500,000. Prior to demanding payment from the company, the brokerage firm must first make demand for payment by the director and then liquidate the account and only thereafter, may demand payment from the company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding product sales, future product development and related clinical trials and statements regarding future research and development, including Food and Drug Administration approval. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Our drug delivery technologies involve the use of our patented oil and water emulsions which we believe can be used as vehicles for the transdermal and injectable delivery of a wide variety of drugs and other therapeutic products, including hormones, anti-bacterial and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. We believe that our technologies represent the first time that alcohol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered through the skin. ESTRASORB™ our transdermal lotion for estrogen replacement therapy is our initial product candidate using these technologies. In addition to ESTRASORB we have several other drugs that utilize this technology, ANDROSORB™, a transdermal testosterone lotion that is in Phase I/II clinical trials, ANDRO-JECT™, a long-acting subcutaneous injectable formulation of testosterone that is in preclinical development, and a transdermal progestin lotion that is also in preclinical development. We also conduct research and development on preventative and therapeutic vaccines for a variety of infectious diseases.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A New Drug Application for ESTRASORB was submitted in June 2001 and was accepted for filing in August 2001. We believe ESTRASORB will be competitively positioned to address the $1.8 billion estrogen replacement therapy market in the United States. In our Phase II and III clinical trials, women using ESTRASORB experienced a statistically significant reduction in the number of hot flashes, the primary endpoint of our study, with many women reporting a total elimination of hot flashes while using the product. We also believe that ESTRASORB offers additional advantages over other estrogen replacement therapies, including ease of use, a more rapid onset of estrogen therapy and a lower incidence of skin irritation and nausea.

Recent Developments

In April 2002, we were informed by the Food and Drug Administration that the agency had completed their review of the New Drug Application for ESTRASORB. The agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information additional information with respect to the Chemistry, Manufacturing and Control (“CMC”) section of the filing. We have determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the New Drug Application and resubmit it once all of the responses to the CMC questions have been prepared. We plan to file the revised New Drug Application with the Food and Drug Administration for ESTRASORB in the second half of 2002.

Results of Operations

The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Three months ended March 2002 (“2002”) compared to the three months ended March 2001 (“2001”)

Revenues for 2002 were $6.1 million compared to $5.0 million for 2001. This represents an increase of $1.1 million or 22% from 2001 to 2002. Product sales increased from $4.3 million in 2001 to $4.8 million in 2002 an increase of $0.5 million or 12%. Milestone and license fees increased from $0.3 million in 2001 to $0.8 million in 2002. This increase was related to the recognition of revenue from milestone and license payments received in 2001 from King Pharmaceuticals, Inc. Revenue from contract research and development activities primarily with the National Institute of Health and other governmental agencies was $0.5 million in both 2001 and 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Net loss for 2002 was $5.3 million or $(0.22) per share, compared to $2.2 million or $(0.10) per share for 2001, an increase of $3.1 million or $(0.12) per share. The increase in net loss was primarily due to increased spending on selling and marketing of $3.0 million, including pre-launch marketing activities for ESTRASORB and the hiring of additional sales representatives, as well as manufacturing start-up costs of $1.2 million and general and administrative costs increase of $0.7 million related to additional headcount. These increases were offset by improvement in product sales gross margin of $0.5 million, increases in revenue from milestone and license fees of $0.6 million and decreased spending on research and development of $0.8 million primarily related to 2001 clinical trails cost.

Costs of sales were $1.1 million for 2002 and 2001 despite a 12% increase in product sales. This improvement generated an additional $0.5 million in gross margin.

Research and development expenses were $2.9 million in 2002 compared to $2.6 million in 2001. The increase of $0.3 million was attributed to additional manufacturing start-up costs of $1.1 million related to preparing our production manufacturing facility for ESTRASORB offset by a $0.8 million decrease in clinical trial costs for ESTRASORB when compared to 2001. The start-up costs included increases in manufacturing personnel, facility lease expense and validation and related cost.

Selling and marketing cost were $4.4 million in 2002 compared to $1.4 million in 2001 an increase of $3.0 million. The increase was due to increases in sales and marketing personnel over the past year to expand current product sales efforts and prepare for the anticipated launch of ESTRASORB, the initiation of marketing launch costs related to ESTRASORB and other related increases in sales expenses.

General and administrative expenses were $2.8 million for 2002, compared to $2.1 million incurred for the same period in 2001, an increase of $0.7 million. The increase was due to increases in administrative and executive personnel over the past year to support our growth and the initiation of commercialization activities for ESTRASORB, legal costs related to filing numerous patent applications and other increase in general and administrative outside service expenses, offset by a reduction of $0.6 million related to the accounting change for goodwill amortization, as described in footnote 2 “Goodwill and Intangible Assets”.

Interest expense, net was $248,000 in 2002 compared to $79,000 in 2001, the increase of $169,000 relates to the increase of $10.0 million in convertible notes outstanding and decreased interest income from our invested cash due to the variation in short-term interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

As of March 31, 2002, we had $10.9 million in cash and cash equivalents as compared to $20.0 million as of December 31, 2001, a decrease of $9.1 million. Net cash used in operating activities was $7.5 million. Of the net $7.5 million used in operating activities we used approximately $1.2 million to scale-up our manufacturing facility and $2.5 million for marketing program costs related to ESTRASORB. Cash used for investing activities was $2.5 million related primarily to the build-out of our ESTRASORB manufacturing facility. Net cash provided from financing activities was $0.9 million as a result of proceeds from the exercise of stock options and warrants.

Working capital at March 31, 2002 was $10.1 million compared to $18.0 million at December 31, 2001. The decreased working capital of $7.9 million was primarily due to the cash flow activities described above offset by increases in inventory and other current assets and a decrease in current deferred revenue.

As discussed in the Recent Developments section, above, the Food and Drug Administration has requested additional information with respect to the CMC section of the ESTRASORB NDA filing. As noted, we have voluntarily withdrawn the NDA and we plan on refiling a revised NDA in the second half of 2002. Due to the withdrawal of the New Drug Application the anticipated launch date for ESTRASORB has been delayed pending the resubmission and subsequent approval by the Food and Drug Administration. We do not anticipate costs related to the resubmission of the ESTRASORB New Drug Application to be significant. However, the delay in the launch date for ESTRASORB will have a negative effect on cash flow due to the related delays in revenues and some committed pre-launch expenses which cannot be eliminated. We will be able to reduce or defer many, but not all, of the selling, marketing and manufacturing expenses and capital expenditure associated with ESTRASORB’s product introduction. We will be completing the build-out of our manufacturing facility, but we will be delaying the final delivery and acceptance of manufacturing equipment until the end of the year. Our capital expenditure requirements for the remainder of the year will be between $5 and $7 million, prior to any public or private debt financing to fund capital requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We have prepared a revised business plan for 2002, which assumes that we will obtain additional financing sufficient to fund our planned operations. We will require additional funds in excess of our present working capital to complete the development of our product candidates and commercialization activities, including the commercial scale-up of our manufacturing facility. We will pursue raising capital through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government agency contracts to defray the costs of clinical trials, product development, product line expansion and other related activities. However, there can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of our technologies and products. If we are unable to raise additional capital, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our selling, marketing, general and administrative infrastructure or programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Based on our assessment of our current business plans, in the absence of new financing, we believe we have adequate resources to meet our obligations for the next 7 to 9 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to the discussion contained under the caption “Risks and Uncertainties” in Item I and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

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
None.

(b)	Reports on Form 8-K
None.

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

NOVAVAX, INC. (Registrant)

Date: May 15, 2002	By: /s/ Dennis W. Genge Dennis W. Genge
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)