Form 10-Q
period 2002-06-30
NOVAVAX INC
filed 2002-08-14
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.
June 30, 2002	0-26770

NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8320 Guilford Road, Columbia, MD	21046
(Address of principal executive offices)	(Zip code)

(301) 854-3900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares Outstanding at August 13, 2002:       25,232,111

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended June 30, 2002

Table of Contents

Part I.	Financial Information	Page No.

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the three month and six month periods
	ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosure about Market Risk	17

Part II.	Other Information

Item 1	Legal Proceedings	*

Item 2	Changes in Securities	*

Item 3	Defaults upon Senior Securities	*

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	*

Item 6	Exhibits and Reports on Form 8-K	19

Signature		20

*No information provided due to inapplicability of item.

Part I.        Financial Information
Item 1.       Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS Current assets:
Cash and cash equivalents	$15,927	$20,045
Accounts receivable, net	3,273	3,878
Inventory	655	537
Prepaid expenses and other current assets	1,907	567

Total current assets	21,762	25,027

Property and equipment, net	10,852	4,326
Goodwill and other intangible assets, net	37,435	37,762

Total assets	$70,049	$67,115

LIABILITIES and STOCKHOLDERS’ EQUITY Current liabilities:
Accounts payable	$4,318	$1,410
Accrued expenses	3,031	4,337
Deferred revenue – current	425	1,250

Total current liabilities	7,774	6,997

Convertible notes	40,000	30,000
Deferred revenue – non current	2,500	2,625

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 25,212,110 issued and 24,652,578 outstanding at June 30, 2002 and 23,871,794 issued and 23,294,633 outstanding at December 31, 2001	252	239
Additional paid-in capital	102,217	97,861
Notes receivable from shareholders	(1,480)	—
Accumulated deficit	(75,668)	(64,830)
Treasury stock, 559,532 and 577,161 shares, cost basis, at June 30, 2002 and December 31, 2001, respectively	(5,546)	(5,777)

Total stockholders’ equity	19,775	27,493

Total liabilities and stockholders’ equity	$70,049	$67,115

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues
Product sales	$4,218	$4,278	$8,994	$8,533
Contract research & development	390	1,167	895	1,878
Milestone & licensing fees	137	2,500	950	2,500

Total revenues	4,745	7,945	10,839	12,911
Operating costs and expense:
Cost of products sold	1,008	1,061	2,065	2,104
Research and development	3,205	3,837	6,147	6,429
Selling and marketing	3,549	1,602	7,925	2,954
General and administrative	2,217	3,127	5,030	5,259

Total operating costs and expenses	9,979	9,627	21,167	16,746

Loss from operations	(5,234)	(1,682)	(10,328)	(3,835)

Interest expense, net	263	126	510	205

Net loss	$(5,497)	$(1,808)	$(10,838)	$(4,040)

Basic and diluted net loss per share	$(.22)	$(.08)	$(.45)	$(.18)

Weighted average shares used in computing net loss per share	24,563,612	22,339,517	24,209,198	22,252,580

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,
	2002	2001

Operating Activities:
Net loss	$(10,838)	$(4,040)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	576	1,719
Changes in operating assets and liabilities:
Accounts receivable	605	(1,541)
Inventory	(118)	(364)
Prepaid expenses and other assets	(1,321)	(80)
Accounts payable and accrued expenses	1,192	502
Deferred revenue	(950)	2,896

Net cash used in operating activities	(10,854)	(908)

Investing Activities:
Acquisition of product line	—	(3,332)
Capital expenditures	(6,365)	(681)

Net cash used in investing activities	(6,365)	(4,013)

Financing Activities:
Proceeds from the issuance of convertible notes	10,000	—
Proceeds from the exercise of stock options and warrants	3,101	1,494

Net cash provided by financing activities	13,101	1,494

Net change in cash and cash equivalents	(4,118)	(3,427)
Cash and cash equivalents at beginning of period	20,045	14,864

Cash and cash equivalents at end of period	$15,927	$11,437

     The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions which are used as vehicles for the delivery of a wide variety of drugs and other therapeutic products. These include certain hormones, anti-bacterial, and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. In June 2001, Novavax filed a New Drug Application with the Food and Drug Administration for ESTRASORB™, a transdermal lotion for estrogen replacement therapy. Novavax has several other product candidates in pre-clinical and human clinical trials, including ANDROSORB®, a transdermal lotion for testosterone replacement therapy which began Phase I/II clinical trials in the first quarter of 2002. In addition, Novavax conducts research and development on preventative and therapeutic vaccines for a variety of infectious diseases, including human papillomavirus.

     The consolidated financial statements of Novavax for the three and six month periods ended June 30, 2002 and 2001 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

     Under Statement of Financial Accounting Standards (“SFAS”) 142, goodwill impairment is deemed to exist if the net book value of a “reporting unit” (i.e., the level with the consolidated business at which goodwill impairment is measuring) exceeds its estimated fair value. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using discounted and undiscounted future cash flows as a basis to determine if goodwill is recoverable. There was no impact on the carrying value of the Company’s goodwill and intangible assets upon adoption of SFAS 142. The Company does not have any intangible assets, other than goodwill, that are subject to the non-amortization provisions of SFAS 142.

     As of June 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Non-compete agreements	$148	$(86)	$62	$148	$(72)	$76
Product licenses	3,332	(714)	2,618	3,332	(476)	2,856
Patents	2,525	(1,190)	1,335	2,525	(1,115)	1,410

Total	$6,005	$(1,990)	$4,015	$6,005	$(1,663)	$4,342

     The Company recorded amortization expense of $164,000 and $328,000 during the three and six months ended June 30, 2002, respectively compared to $164,000 and $328,000 on a pro forma basis during the three and six months ended June 30, 2001, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years will be approximately $650,000. As acquisitions and dispositions occur in the future, these amounts may vary.

     The 2001 results on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical net loss would have been changed to the adjusted amounts indicated below for the three and six months ended June 30, 2001 (in thousands):

	Three months ended		Six months ended

		Basic and diluted		Basic and diluted
	Net loss	net loss per share	Net loss	net loss per share

As reported – historical basis	$(1,808)	$(0.08)	$(4,040)	(0.18)
Add: Goodwill Amortization	621	0.03	1,241	0.06

Adjusted	$(1,187)	$(0.05)	$(2,799)	$(0.12)

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Convertible Note

     On June 26, 2002, the Company issued a $10.0 million convertible note to King Pharmaceuticals, Inc. (“King”). The note is convertible into Novavax common stock at an 18% premium to the 20-day trailing trading average for the period ending June 6, 2002 and carries a 4% coupon payable semi-annually. In conjunction with the issuance of the convertible note, Novavax and King have modified their Copromotion Agreement with respect to ANDROSORB®, a transdermal emulsion for women. This amendment provides that Novavax and King will share equally in approved marketing costs for ANDROSORB incurred subsequent to the filing of a New Drug Application, while Novavax will be solely responsible for the research and development expenses for ANDROSORB. In addition, King will pay Novavax a $1.0 million milestone payment upon the receipt of all approvals necessary for commercialization of ANDROSORB. ANDROSORB is currently expected to enter Phase III human clinical trials as early as the fourth quarter of 2002.

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

Such factors include, among other things, the following: general economic and business conditions; competition; unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to establish and maintain commercial-scale manufacturing capabilities; ability to enter into future collaboration with industry partners; results of clinical studies; progress of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein.

All forward-looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

Novavax is a fully-integrated specialty pharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s healthcare and infectious diseases.

Our drug delivery technologies involve the use of our patented oil and water emulsions which we believe can be used as vehicles for the transdermal and injectable delivery of a wide variety of drugs and other therapeutic products, including hormones, anti-bacterial and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. We believe that our technologies represent the first time that alcohol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered through the skin. ESTRASORB™, our transdermal lotion for estrogen replacement therapy, is our initial product candidate using these technologies. In addition to ESTRASORB, we have several other drugs that utilize this technology: ANDROSORB®, a transdermal testosterone lotion that is in Phase I/II clinical trials; ANDRO-JECT™, a long-acting subcutaneous injectable formulation of testosterone that is in preclinical development; and a transdermal progestin lotion that is also in preclinical development. We also conduct research and development on preventative and therapeutic vaccines for a variety of infectious diseases.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We believe ESTRASORB will be competitively positioned to address the $1.8 billion estrogen replacement therapy market in the United States. In our Phase II and III clinical trials, women using ESTRASORB experienced a statistically significant reduction in the number of hot flashes, the primary endpoint of our study, with many women reporting a total elimination of hot flashes while using the product. A New Drug Application for ESTRASORB was submitted in June 2001 and was accepted for filing in August 2001. In April 2002, we were informed by the Food and Drug Administration that the agency had completed their review of the New Drug Application for ESTRASORB. The agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information with respect to the Chemistry, Manufacturing and Control (“CMC”) section of the filing. We determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the New Drug Application and resubmit it once all of the responses to the CMC questions have been prepared. We plan to file the revised New Drug Application with the Food and Drug Administration for ESTRASORB in the second half of 2002.

Recent Developments

On June 26, 2002, the Company issued a $10.0 million convertible note to King Pharmaceuticals, Inc. The note is convertible into Novavax Common Stock at an 18% premium to the 20-day trailing trading average for the period ending June 6, 2002 and carries a 4% coupon payable semi-annually. In conjunction with the issuance of the convertible note, Novavax and King have modified their Copromotion Agreement with respect to ANDROSORB, a transdermal emulsion for women. This amendment provides that Novavax and King will share equally in approved marketing costs for ANDROSORB incurred subsequent to the filing of a New Drug Application, while Novavax will be solely responsible for the research and development expenses for ANDROSORB. In addition, King will pay Novavax, a $1.0 million milestone payment upon the receipt of all approvals necessary for commercialization of ANDROSORB. ANDROSORB is currently expected to enter Phase III human clinical trials as early as the fourth quarter of 2002.

Critical Accounting Policies and Changes to Accounting Policies

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We have applied the new rules on accounting for goodwill and other intangible assets beginning the first quarter of 2002. We will begin to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets in the third quarter of 2002 and have not yet determined what the effect these test may have on our earnings and financial position.

Future Accounting for Co-promotion Agreement

In 2003 we anticipate marketing and selling ESTRASORB in the United States and Puerto Rico. Under the terms of our co-promotion agreement with King we will record all of the product sales, returns and allowances and cost of sales for ESTRASORB. The resultant gross margin will be shared equally with King and the payment to King will be recorded as a selling and marketing expense on our statement of operations. Under the co-promotion agreement both parties will also share equally in approved marketing expenses for the products. All direct marketing expenses will be recorded by us, for which King will reimburse us fifty percent.

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

Three months ended June 2002 (“2002”) compared to the three months ended June 2001 (“2001”)

Revenues for 2002 were $4.7 million compared to $7.9 million for 2001. This represents a decrease of $3.2 million or 41% from 2001 to 2002. Product sales decreased slightly from $4.3 million in 2001 to $4.2 million in 2002 a decrease of $0.1 million or 2%. Milestone and license fees decreased from $2.5 million in 2001 to $0.1 million in 2002. This decrease relates to the recognition of $2.5 million in milestone revenue in 2001 for fulfillment of filing the New Drug Application for ESTRASORB by June 30, 2001, offset by $0.1 million in license fee revenue. Revenue from contract research and development activities, primarily with the National Institute of Health and other governmental agencies, decreased from $1.2 million in 2001 to $0.4 million in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Net loss for 2002 was $5.5 million or $(0.22) per share, compared to $1.8 million or $(0.08) per share for 2001, an increase of $3.7 million or $(0.14) per share. The increase in net loss was primarily due to decreased revenue of $3.2 million as discussed previously, increased spending on selling and marketing of $1.9 million, as a result of pre-launch marketing activities for ESTRASORB and the hiring of additional sales representatives, manufacturing start-up costs of $1.1 million included in research and development and increased interest expense of $0.1 million related to additional convertible notes outstanding. These increases were offset by decreased spending on research and development of $1.7 million, primarily related to clinical trails and New Drug Application submission costs incurred in 2001, and decreases in general and administrative of $0.9 million.

Costs of sales were $1.0 million for 2002 compared to $1.1 million for 2001. The decrease in cost of sales is consistent with the decrease in product sales. The 2002 gross margin from product sales was 76% compared to 75% in 2001.

Research and development expenses were $3.2 million in 2002 compared to $3.8 million in 2001. The decrease of $0.6 million was attributed to a decrease of $1.7 million for research and development activities, primarily related to decreases in 2002 for clinical trial and NDA costs for ESTRASORB, when compared to 2001 offset by additional manufacturing start-up costs of $1.1 million related to preparing our production manufacturing facility for ESTRASORB incurred in 2002. These start-up costs relate primarily to facility lease expense and validation services for the facility and include increases in manufacturing personnel, primarily related to supervision of the manufacturing facility.

Selling and marketing costs were $3.5 million in 2002 compared to $1.6 million in 2001, an increase of $1.9 million. The increase was primarily due to increases in sales and marketing personnel over the past year to expand current product sales efforts and prepare for the anticipated launch of ESTRASORB, the initiation of marketing launch costs related to ESTRASORB and other related increases in sales expenses. We have taken action to reduce the selling and marketing costs related to launching ESTRASORB due to the delay in approval.

General and administrative expenses were $2.2 million for 2002, compared to $3.1 million incurred for the same period in 2001, a decrease of $0.9 million. The decrease was primarily due to the accounting change for goodwill amortization, as described in footnote 2 “Goodwill and Intangible Asset” and decreases in the timing and recording of bonuses to management.

Interest expense, net was $263,000 in 2002 compared to $126,000 in 2001. The increase of $137,000 relates primarily to the increase of $10.0 million in convertible notes issued and outstanding since September 2001 and decreased interest income from our invested cash due to the variation in short-term interest rates.

Six months ended June 2002 (“2002”) compared to the six months ended June 2001 (“2001”)

Revenues for 2002 were $10.8 million compared to $12.9 million for 2001. This represents a decrease of $2.1 million or 16% from 2001 to 2002. Product sales increased from $8.5 million in 2001 to $9.0 million in 2002 an increase of $0.5 million or 6%. Milestone and license fees decreased from $2.5 million in 2001 to $1.0 million in 2002. This decrease relates to the recognition of $2.5 million in milestone revenue in 2001 for fulfillment of filing the NDA for ESTRASORB by June 30, 2001, offset by $0.8 million in revenue from a second milestone paid to Novavax by King in September 2001 for fulfillment of acceptance by the FDA of our ESTRASORB NDA and $0.1 million in license fee revenue. The second milestone payment was recorded as deferred revenue and is being amortized into revenue as the earnings process is completed. Revenue from contract research and development activities, primarily with the National Institute of Health and other governmental agencies, decreased from $1.9 million in 2001 to $0.9 million in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Net loss for 2002 was $10.8 million or $(0.45) per share, compared to $4.0 million or $(0.18) per share for 2001, an increase of $6.8 million or $(0.27) per share. The increase in net loss was primarily due to decreased revenue of $2.1 million, increased spending on selling and marketing of $5.0 million, as a result of pre-launch marketing activities for ESTRASORB and the hiring of additional sales representatives, manufacturing start-up costs of $2.3 million included in research and development and increased interest expense of $0.3 million related to additional convertible notes outstanding. These increases were offset by decreased spending on research and development of $2.6 million in 2002, primarily related to clinical trails and NDA submission costs incurred in 2001 and decreases in general and administrative costs of $0.2 million.

Costs of sales were $2.1 million for 2002 and 2001 despite a 6% increase in product sales. This improvement generated an additional $0.5 million in gross margin.

Research and development expenses were $6.1 million in 2002 compared to $6.4 million in 2001. The decrease of $0.3 million was attributed to a decrease of $2.6 million for research and development activities, primarily related to decreases in 2002 for clinical trial and NDA filing costs for ESTRASORB when compared to 2001, offset by additional manufacturing start-up costs of $2.3 million related to preparing our production manufacturing facility for ESTRASORB incurred in 2002. These start-up costs relate primarily to facility lease expense and validation services for the facility and include increases in manufacturing personnel, primarily related to supervision of the manufacturing facility.

Selling and marketing costs were $7.9 million in 2002 compared to $3.0 million in 2001, an increase of $4.9 million. The increase was primarily due to the initiation of marketing launch costs related to ESTRASORB, increases in sales and marketing personnel over the past year to expand current product sales efforts and prepare for the anticipated launch of ESTRASORB and other related increases in sales expenses. We have taken action to reduce the selling and marketing costs related to launching ESTRASORB due to the delay in approval.

General and administrative expenses were $5.0 million for 2002, compared to $5.3 million incurred for the same period in 2001, a decrease of $0.3 million. The decrease was primarily due to the accounting change for goodwill amortization, as described in footnote 2 “Goodwill and Intangible Asset” offset by increases in administrative and executive personnel over the past year to support our growth and initiation of commercialization activities for ESTRASORB, legal costs related to filing numerous patent applications and other increases in general and administrative outside service expenses.

Interest expense, net of interest income was $510,000 in 2002 compared to $205,000 in 2001. The increase of $306,000 relates primarily to the increase of $10.0 million in convertible notes issued and outstanding since September 2001 and decreased interest income from our invested cash due to the variation in short-term interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the commercialization of our product candidates, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and competing technological and market developments. We plan to have multiple products in various stages of product development and we believe our research and development expenses as well as our selling, marketing and general administrative expenses, and capital requirements, will continue to increase. Future activities, including clinical development, the establishment of commercial-scale manufacturing capabilities and the development of sales and marketing programs, are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.

As of June 30, 2002, we had $15.9 million in cash and cash equivalents as compared to $20.0 million as of December 31, 2001, a decrease of $4.1 million. Net cash used in operating activities was $10.9 million. Of the net $10.9 million used in operating activities, we used approximately $2.3 million to scale-up our manufacturing facility and $3.5 million for marketing program costs related to ESTRASORB. Cash used for investing activities was $6.4 million related primarily to the build-out of our ESTRASORB manufacturing facility. Net cash provided from financing activities was $13.1 million as a result of proceeds from the issuance of a $10.0 million convertible note to King in June 2002 and $3.1 million in proceeds from the exercise of stock options and warrants.

Working capital at June 30, 2002 was $14.0 million compared to $18.0 million at December 31, 2001. The decreased working capital of $4.0 million was primarily due to the cash flow activities described above offset by a nominal net change in other current assets and liabilities.

Due to the withdrawal of the New Drug Application for ESTRASORB to provide additional information with respect to the CMC section of the filing, the anticipated launch date for ESTRASORB has been delayed pending the resubmission and subsequent approval by the Food and Drug Administration. We do not anticipate costs related to the resubmission of the ESTRASORB New Drug Application to be significant. However, the delay in the launch date for ESTRASORB will have a negative effect on cash flow due to the related delays in revenues and some committed pre-launch expenses which cannot be eliminated. We will be able to reduce or defer many, but not all, of the selling, marketing and manufacturing expenses and capital expenditure associated with ESTRASORB’s product introduction. We will be completing the build-out of our manufacturing facility, but we will be delaying the final delivery and acceptance of manufacturing equipment until the end of the year. Our capital expenditure requirements for the remainder of the year will be between $2.5 and $3.5 million, prior to any public or private debt financing to fund capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Upon withdrawal of the ESTRASORB NDA we prepared a revised business plan for 2002, which assumed that we would obtain additional financing sufficient to fund our planned operations. On June 26, 2002, we issued a $10.0 million convertible note to King Pharmaceuticals, Inc. In addition to this funding, we will require additional funds in excess of our present working capital to complete the development of our other product candidates and planned commercialization activities, including the commercial scale-up of our manufacturing facility. We will pursue raising capital through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government agency contracts to defray the costs of clinical trials, product development, product line expansion and other related activities. However, there can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of our technologies and products. If we are unable to raise additional capital, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our selling, marketing, general and administrative infrastructure or programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Based on our assessment of our current business plans, in the absence of new financing, we believe we have adequate resources to meet our obligations for the next 7 to 9 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information concerning the Company’s quantitative and qualitative disclosure about market risk as set forth in Item 7A of our Annual Report on Form 10-K.

Part II.      Other Information

NOVAVAX, INC. AND SUBSIDIARIES

Item 1 – Legal Proceedings

           The Company is not a party to any material pending legal proceedings.

Item 2 – Changes in Securities

           None.

Item 3 – Defaults upon Senior Securities

           None.

Item 4 – Submission of Matters to a Vote of Security Holders

           At the Company’s Annual Meeting of Stockholders held on May 8, 2002, the following proposals were adopted by the vote specified below:

1.	To elect the following nominees as Class I Directors to serve on the Board of Directors for a three year term expiring at the Annual Meeting of Stockholders in 2005.

	FOR	WITHHELD

Denis M. O’Donnell, M.D.	20,188,210	1,013,332
Ronald H Walker	20,184,845	1,016,697

2.	To approve the amendment to the 1995 Novavax, Inc. Stock Option Plan increasing the number of shares of Common Stock authorized for issuance thereunder by 2,000,000 shares from 6,000,000 to 8,000,000 shares.

FOR	AGAINST	ABSTAIN	NO VOTE

11,800,418	3,284,365	30,541	6,086,218

3.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the current fiscal year ending December 31, 2002.

FOR	AGAINST	ABSTAIN

20,901,539	282,168	17,835

Item 5 – Other Information

          None.

Part II.     Other Information (continued)

NOVAVAX, INC. AND SUBSIDIARIES

Item 6 – Exhibits and Reports on 8-K

           (a)      Exhibits:

10.1	Employment Agreement dated January 14, 2002 by and between the Company and Ann O. McGeehan.

10.2	Employment Agreement dated Mach 4, 2002 by and between the Company and Marvin A. Heuer M.D.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John A. Spears, President and Chief Executive Officer of the Company.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dennis W. Genge, Vice President and Chief Financial Officer of the Company.

          (b)       Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated June 26, 2002 under Item 5 to report the issuance of $10.0 million in convertible notes.

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

NOVAVAX, INC. (Registrant)

Date: August 14, 2002	By: /s/ Dennis W. Genge Dennis W. Genge

Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)