Form 10-Q
period 2002-09-30
NOVAVAX INC
filed 2002-11-14
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.
September 30, 2002	0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8320 Guilford Road, Columbia, MD	21046

(Address of principal executive offices)	(Zip code)

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

Yes	X	No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares Outstanding at November 13, 2002:           24,654,359

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended September 30, 2002

Table of Contents

Part I. Financial Information		Page No.
Item 1	Financial Statements
	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations for the three month and nine month periods
	ended September 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosure about Market Risk	15
Item 4	Controls and Procedures	15
Part II. Other Information
Item 1	Legal Proceedings	*
Item 2	Changes in Securities	*
Item 3	Defaults upon Senior Securities	*
Item 4	Submission of Matters to a Vote of Security Holders	*
Item 5	Other Information	16
Item 6	Exhibits and Reports on Form 8-K	17
Signature		18
Certifications		19

*No information provided due to inapplicability of item.

Part I  . Financial Information

Item 1. Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2002	2001

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,630	$20,045
Accounts receivable, net	1,514	3,878
Inventory	930	537
Prepaid expenses and other current assets	1,915	567

Total current assets	11,989	25,027
Property and equipment, net	12,968	4,326
Goodwill and other intangible assets, net	37,271	37,762

Total assets	$62,228	$67,115

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,584	$1,410
Accrued expenses	3,822	4,337
Deferred revenue – current	350	1,250

Total current liabilities	6,756	6,997

Convertible notes	40,000	30,000
Deferred revenue – non current	2,437	2,625
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares
authorized; 25,212,110 issued and 24,654,358
outstanding at September 30, 2002 and 23,871,794 issued
and 23,294,633 outstanding at December 31, 2001	252	239
Additional paid-in capital	102,217	97,861
Notes receivable from shareholders	(1,519)	—
Accumulated deficit	(82,382)	(64,830)
Treasury stock, 557,752 and 577,161 shares, cost basis, at
September 30, 2002 and December 31, 2001, respectively	(5,533)	(5,777)

Total stockholders’ equity	13,035	27,493

Total liabilities and stockholders’ equity	$62,228	$67,115

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues
Product sales	$1,781	$3,792	$10,775	$12,325
Contract research & development	549	433	1,443	2,311
Milestone & licensing fees	137	813	1,088	3,313

Total revenues	2,467	5,038	13,306	17,949

Operating costs and expense:
Cost of products sold	762	822	2,828	2,926
Research and development	3,702	1,757	9,848	8,186
Selling and marketing	2,713	2,828	10,637	5,782
General and administrative	1,629	2,003	6,659	7,262

Total operating costs and expenses	8,806	7,410	29,972	24,156

Loss from operations	(6,339)	(2,372)	(16,666)	(6,207)

Interest expense, net	375	141	886	346

Net loss	$(6,714)	$(2,513)	$(17,552)	$(6,553)

Basic and diluted net loss per share	$(.27)	$(.11)	$(.72)	$(.29)

Weighted average shares used in computing net loss per share	24,653,759	22,906,055	24,359,013	22,472,799

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,
	2002	2001

Operating Activities:
Net loss	$(17,552)	$(6,553)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	857	2,578
Changes in operating assets and liabilities:
Accounts receivable	2,364	(2,058)
Inventory	(393)	(198)
Prepaid expenses and other assets	(1,348)	(47)
Accounts payable and accrued expenses	417	(456)
Deferred revenue	(1,087)	4,585

Net cash used in operating activities	(16,742)	(2,149)

Investing Activities:
Acquisition of product line	—	(3,332)
Capital expenditures	(8,766)	(812)

Net cash used in investing activities	(8,766)	(4,144)

Financing Activities:
Proceeds from the issuance of convertible notes	10,000	10,000
Proceeds from the exercise of stock options and warrants	3,093	4,725

Net cash provided by financing activities	13,093	14,725

Net change in cash and cash equivalents	(12,415)	8,432
Cash and cash equivalents at beginning of period	20,045	14,864

Cash and cash equivalents at end of period	$7,630	$23,296

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions which are used as vehicles for the delivery of a wide variety of drugs and other therapeutic products. These include certain hormones, anti-bacterial, and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. In September 2002, Novavax refiled a New Drug Application with the Food and Drug Administration for ESTRASORB™, a transdermal lotion for estrogen replacement therapy. Novavax has several other product candidates in pre-clinical and human clinical trials, including ANDROSORB®, a transdermal lotion for testosterone replacement therapy in women which began Phase I/II clinical trials in the first quarter of 2002. In addition, Novavax conducts research and development on preventative and therapeutic vaccines for a variety of infectious diseases, including human papillomavirus.

     The consolidated financial statements of Novavax for the three and nine month periods ended September 30, 2002 and 2001 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

     As of September 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Non-compete agreements	$148	$(94)	$54	$148	$(72)	$76
Product licenses	3,332	(833)	2,499	3,332	(476)	2,856
Patents	2,525	(1,228)	1,297	2,525	(1,115)	1,410

Total	$6,005	$(2,155)	$3,850	$6,005	$(1,663)	$4,342

     The Company recorded amortization expense for the items above of $164,000 and $492,000 during the three and nine months ended September 30, 2002, respectively compared to $164,000 and $492,000 on a pro forma basis during the three and nine months ended September 30, 2001, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years will be approximately $650,000. As acquisitions and dispositions occur in the future, these amounts may vary.

     The 2001 results on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical net loss would have been changed to the adjusted amounts indicated below for the three and nine months ended September 30, 2001 (in thousands):

	Three months ended		Nine months ended

		Basic and diluted		Basic and diluted
	Net loss	net loss per share	Net loss	net loss per share

As reported – historical basis	$(2,513)	$(0.11)	$(6,553)	$(0.29)
Add: Goodwill Amortization	536	0.02	1,777	0.08

Adjusted	$(1,977)	$(0.09)	$(4,776)	$(0.21)

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

Overview

Novavax is a fully-integrated specialty pharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases.

Our drug delivery technologies involve the use of our patented oil and water emulsions which we believe can be used as vehicles for the transdermal and injectable delivery of a wide variety of drugs and other therapeutic products, including hormones, anti-bacterial and anti-viral products and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. We believe that our technologies represent the first time that alcohol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered through the skin in a lotion formulation. ESTRASORB™, our initial product candidate utilizing these technologies, is an estradiol topical emulsion in a lotion-like formulation being developed for the short term use in the reduction of vasomotor systems, such as hot flushes, in menopausal women. In addition to ESTRASORB, we have several other drugs that utilize this technology: ANDROSORB®, a transdermal testosterone lotion that is in Phase I/II clinical trials; ANDRO-JECT™, a long-acting subcutaneous injectable formulation of testosterone that is in preclinical development; and a transdermal progestin lotion that is also in preclinical development. We also conduct research and development on preventative and therapeutic vaccines for a variety of infectious diseases.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We believe ESTRASORB will be competitively positioned to address the estimated $1.8 billion estrogen replacement therapy market in the United States. In our Phase II and III clinical trials, women using ESTRASORB experienced a statistically significant reduction in the number of hot flashes, the primary endpoint of our study, with many women reporting a total elimination of hot flashes while using the product.

A New Drug Application (“NDA”) for ESTRASORB was submitted to the U.S. Food and Drug Administration (“FDA”) in June 2001 and was accepted for filing in August 2001. In April 2002, we were informed by the Food and Drug Administration that the agency had completed their review of the New Drug Application for ESTRASORB. At that time, the agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information with respect to the Chemistry, Manufacturing and Control (“CMC”) section of the filing. We determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the New Drug Application and resubmit it once all of the responses to the CMC questions have been prepared. On September 9, 2002 we re-submitted the New Drug Application, which was accepted for filing by the FDA on November 8, 2002.

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

Revenue Recognition

As described in footnote 2, we recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. We recognize these sales net of allowances for returns, rebates and chargebacks. Up-front payments and licensing fees are deferred and recognized as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from the sale of scientific prototype vaccines and adjuvants are recorded as the products are shipped and accepted.

Revenues earned under research contracts are recognized on the percentage of completion method as described in Statement of Position 81-1. The extent of progress toward contract completion is measured on the cost-to-cost method which also includes an assessment of the remaining costs required to complete the contract or reached particular milestones. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Advertising and Promotion Costs

All costs associated with advertising and promotion are expensed as incurred.

Research and Development Costs

Research and development costs are expensed as incurred. We will continue to incur research and development costs as we continue to expand our product development activities in our women’s health and infectious disease programs. Our research and development costs have included, and will continue to include, expenses for internal development personnel, supplies and facilities, clinical trials, regulatory compliance and filings, validation of processes and start up costs to establish commercial manufacturing capabilities.

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

In June 2001, the FASB issued SFAS No. 141 “Business Combination,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. We will conduct that impairment test at the end of the year. Other intangible assets will continue to be amortized over their useful lives.

We have applied the new rules on accounting for goodwill and other intangible assets beginning the first quarter of 2002. We plan to begin to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets by the end of the year and have not yet determined what the effect these test may have on our earnings and financial position.

Future Accounting for Co-promotion Agreement

In 2003, we anticipate marketing and selling ESTRASORB in the United States and Puerto Rico. Under the terms of our co-promotion agreement with King Pharmaceuticals, Inc. (“King”), we will record all of the product sales, returns and allowances and cost of sales for ESTRASORB. The resultant gross margin will be shared equally with King and the payment to King will be recorded as a selling and marketing expense on our statement of operations. Under the co-promotion agreement, following product approval by the FDA, both parties will also share equally in approved marketing expenses for the products. All direct marketing expenses will be recorded by us, for which King will reimburse us fifty percent.

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

Three months ended September 2002 (“2002”) compared to the three months ended September 2001 (“2001”)

Revenues for 2002 were $2.5 million compared to $5.0 million for 2001. This represents a decrease of $2.5 million or 50% from 2001 to 2002. Product sales decreased from $3.8 million in 2001 to $1.8 million in 2002 a decrease of $2.0 million. Product sales were negatively impacted in the quarter by an expected quarterly sales shortfall for AVC™ cream, due to effective sales promotions in the second quarter, as well as a decline in revenues for our prenatal vitamin line due to competitive pressure from generics and the effect of prior quarters sales promotions. In the period we also reversed current wholesaler inventories approximating $130,000 in sales as a result of a product recall of AVC™ suppositories (see Part II, Item 5). We also experienced an overall reduction of $0.3 million in our other product lines. Milestone and license fees decreased from $0.8 million in 2001 to $0.1 million in 2002. This decrease relates to the recognition in 2001 of $0.8 million of milestone revenue, related to a $2.5 million milestone payment from King for the acceptance of our ESTRASORB NDA in August 2001. Revenue from contract research and development activities, primarily with the National Institute of Health (“NIH”) and other governmental agencies, increased from $0.4 million in 2001 to $0.5 million in 2002.

Net loss for 2002 was $6.7 million or $(0.27) per share, compared to $2.5 million or $(0.11) per share for 2001, an increase of $4.2 million or $(0.16) per share. The increase in net loss was primarily due to decreased revenue of $2.5 million as discussed previously, increased spending for manufacturing start-up costs of approximately $0.8 million which are included in research and development, increased costs to support vaccine contract research activities of $0.7 million, increased costs related to the re-submission of the ESTRASORB NDA of $0.2 million, and increased interest expense of $0.2 million related to additional convertible notes outstanding. These increases were offset by decreased costs in general and administrative expenses of $0.4 million.

Research and development expenses were $3.5 million in 2002 compared to $1.8 million in 2001. The increase of $1.7 million was attributed to an increase of $0.8 million for manufacturing start-up costs related to preparing our production manufacturing facility for ESTRASORB, an accrual of $0.7 million to reflect future payments with respect to our Human Papillomavirus contract with the NIH and approximately $0.2 million for expenses incurred in resubmitting the NDA. The manufacturing start-up costs relate primarily to facility lease expenses and include increases in manufacturing personnel.

Selling and marketing costs were $2.7 million in 2002 compared to $2.8 million in 2001, a decrease of $0.1 million. The selling and marketing costs are almost identical for the comparable three month periods as the increases in sales personnel and marketing programs in anticipation of an ESTRASORB launch, did not occur until after the third quarter in 2001. In addtion, for the third quarter of 2002 we have now reduced the sales force personnel to mid-2001 levels and deferred further marketing programs where possible, until ESTRASORB is approved.

General and administrative expenses were $1.6 million for 2002, compared to $2.0 million incurred for the same period in 2001, a decrease of $0.4 million. The decrease was primarily due to the accounting change for goodwill amortization, as described in footnote 2 “Goodwill and Intangible Assets".

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Interest expense, net, was $375,000 in 2002 compared to $141,000 in 2001. The increase of $234,000 relates primarily to the increases of $20.0 million in convertible notes issued since the beginning of September 2001 and decreased interest income from our invested cash.

Nine months ended September 2002 (“2002”) compared to the nine months ended September 2001 (“2001”)

Revenues for 2002 were $13.3 million compared to $17.9 million for 2001. This represents a decrease of $4.6 million from 2001 to 2002. Product sales decreased from $12.3 million in 2001 to $10.8 million in 2002, a decrease of $1.5 million. This decrease occurred primarily in the three month ending period September 2002, and was previously described. Milestone and license fees decreased from $3.3 million in 2001 to $1.1 million in 2002. This $2.2 million decrease primarily relates to the recognition of $2.5 million in milestone revenue received from King in June of 2001 for filing the NDA for ESTRASORB by June 30, 2001. Revenue from contract research and development activities, primarily with the National Institute of Health and other governmental agencies, decreased from $2.3 million in 2001 to $1.4 million in 2002. The decrease was due to a one time increase in revenue for an adjustment of $0.3 million in 2001 related to the approval of increased contract overhead rates and a $0.6 million decrease in contract revenue recognition.

Net loss for 2002 was $17.6 million or $(0.73) per share, compared to $6.6 million or $(0.29) per share for 2001, an increase of $11.0 million or $(0.44) per share. The increase in net loss was primarily due to decreased revenue of $4.6 million, as previously discussed, increased spending on selling and marketing of $4.8 million, as a result of pre-launch marketing activities for ESTRASORB and the hiring of additional sales representatives, increased manufacturing start-up costs of $3.2 million included in research and development, and increased interest expense of $0.5 million related to additional convertible notes outstanding when compared to 2001. These increases were offset by decreased spending on research and development of $1.5 million in 2002, primarily related to clinical trails and NDA submission costs incurred in 2001 and decreases in general and administrative costs of $0.6 million.

Costs of sales were $2.8 million for 2002 and $2.9 million for 2001. This decrease is partially related to the decrease in product sales. However, the cost of sales percentage to sales has increased from 24% in 2001 to 26% in 2002 due to changes in product mix percentages within product sales.

Research and development expenses were $9.8 million in 2002 compared to $8.2 million in 2001. The increase of $1.6 million was due to increases in manufacturing start-up costs related to preparing our production manufacturing facility for ESTRASORB, offset by decreases in 2002 for clinical trial and NDA filing costs for ESTRASORB when compared to 2001. The manufacturing start-up costs relate primarily to facility lease expense and validation services for the facility and include increases in manufacturing personnel.

Selling and marketing costs were $10.6 million in 2002 compared to $5.8 million in 2001, an increase of $4.8 million. The increase was primarily due to the initiation of marketing launch costs related to ESTRASORB, increases in sales and marketing personnel over the past year to prepare for the anticipated launch of ESTRASORB, and other related increases in sales expenses. Since May 2002, we have taken steps to reduce and/or defer the selling and marketing costs related to launching ESTRASORB due to the delay in expected approval.

General and administrative expenses were $6.7 million for 2002, compared to $7.3 million incurred for the same period in 2001, a decrease of $0.6 million. The decrease was primarily due to the accounting change for goodwill amortization, as described in footnote 2 “Goodwill and Intangible Assets” offset by

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

increases in administrative and executive personnel over the past year to support our growth and the anticipated initiation of commercialization activities for ESTRASORB and an increases in legal costs related to filing numerous patent applications.

Interest expense, net of interest income was $886,000 in 2002 compared to $346,000 in 2001. The increase of $540,000 relates primarily to the increase of $20.0 million in convertible notes issued and outstanding since the beginning of September 2001, and decreased interest income from our invested cash.

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

As of September 30, 2002, we had $7.6 million in cash and cash equivalents as compared to $20.0 million as of December 31, 2001, a decrease of $12.4 million. Net cash used in operating activities for the nine month period was $16.7 million. Of the net $16.7 million used in operating activities, we have used approximately $3.2 million to prepare our manufacturing facility for production and approximately $4.8 million for marketing program costs related to ESTRASORB. Cash used for investing activities was $8.8 million of which $6.0 million has been expended for the build-out of our ESTRASORB manufacturing facility, with the majority of the remaining $2.8 million being used to purchase manufacturing equipment for ESTRASORB. Net cash provided from financing activities was $13.1 million as a result of proceeds from the issuance of a $10.0 million convertible note to King in June 2002 and $3.1 million in proceeds from the exercise of stock options and warrants.

Working capital at September 30, 2002 was $5.2 million compared to $18.0 million at December 31, 2001. The decrease in working capital of $12.8 million was primarily due to the cash flow activities described above offset by a nominal net change in other current assets and liabilities.

Due to the April 2002 withdrawal of our New Drug Application for ESTRASORB in order to provide additional information with respect to the CMC section of the filing, the prior anticipated launch date for ESTRASORB has been delayed pending the resubmission, which occurred in September 2002, and subsequent anticipated approval by the Food and Drug Administration. The costs related to the resubmission of the ESTRASORB New Drug Application were not significant. However, the delay in the launch date for ESTRASORB has had, and will continue to have, a negative effect on cash flow due to the related delays in revenues and some committed pre-launch costs and capital expenditures which could not be eliminated or avoided. We have been able to reduce or defer some, but not all, of the selling, marketing and manufacturing expenses and capital expenditure associated with ESTRASORB’s product introduction. We are completing the build-out of our manufacturing facility, but we will be delaying the final delivery and acceptance of manufacturing equipment until the end of the year or possibly into 2003. Our capital expenditure requirements for the remainder of the year are anticipated to be between $1.0 and $1.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Upon withdrawal of the ESTRASORB NDA in April we prepared a revised business plan for 2002, which assumed that we would obtain additional financing sufficient to fund our planned operations until the anticipated approval of ESTRASORB. On June 26, 2002, we issued a $10.0 million convertible note to King Pharmaceuticals, Inc. In addition to this funding, we will require additional funds in excess of our present working capital to complete the development of our product candidates and commercialization activities, including the commercial scale-up of our manufacturing facility. We are pursuing raising capital through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government agency contracts to defray the costs of clinical trials, product development, product line expansion and other related activities. We recently received approvals for $1.5 million of equipment financing from the Philadelphia Industrial Development Corporation which should be fully funded by the end of the year. However, there can be no assurance that additional funding or bank financing will be available at all or on acceptable terms to permit successful commercialization of our technologies and products. If we are unable to raise additional capital, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our selling, marketing, general and administrative infrastructure or programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Based on our assessment of our current business plans, in the absence of new financing, we believe we have adequate resources to meet our obligations for the next four to five months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information concerning the Company’s quantitative and qualitative disclosure about market risk as set forth in Item 7A of our Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14 (c) and 15d-14 (c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this quarterly report. Based on that review and evaluation, which included inquires made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. As a result of these reviews, and in connection with the situation noted below, the Company has both added to and expanded its previously existing internal control procedures.

     The Company recently discovered that a former employee had apparently embezzled approximately $450,000 from the Company over approximately a ten month period. The Company engaged Ernst & Young to perform forensic accounting and investigative services and, based on such investigation, concluded that the loss was limited to the aforementioned amount. We believe that a significant portion of the loss will be covered by insurance and that the remaining balance may be recovered from other parties. The Company has referred the matter to the appropriate governmental authorities for investigation and prosecution. The entire loss was recorded as expense in the prior periods in which the fraudulent transactions occurred. No potential recovery has been accrued to offset the expense at this time.

Part II. Other Information

NOVAVAX, INC. AND SUBSIDIARIES

Item 1 – Legal Proceedings

     The Company is not a party to any material pending legal proceedings.

Item 2 – Changes in Securities

     None.

Item 3 – Defaults upon Senior Securities

     None.

Item 4 – Submission of Matters to a Vote of Security Holders

     None

Item 5 – Other Information

     Novavax commenced a product recall of AVC™ Suppositories on October 15, 2002. The recall was initiated due to lack of lot release and stability testing. We believe there is no known or potential health hazard associated with this recall. We have reserved $130,000 for anticipated product sales returns. To date 2,710 units have been returned to our facility.

Part II. Other Information (continued)

NOVAVAX, INC. AND SUBSIDIARIES

Item 6 – Exhibits and Reports on 8-K

     (a)  Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell J. Kelly, President and Chief Executive Officer of the Company.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dennis W. Genge, Vice President and Chief Financial Officer of the Company.

     (b)  Reports on Form 8-K:

On July 2, 2002, the Company filed a current report on Form 8-K under Item 5 to report the issuance of $10.0 million in convertible notes.

On August 9, 2002, the Company filed a current report on Form 8-K under Item 5 to report the adoption of a Stockholder Rights Plan.

On September 10, 2002, the Company filed a current report on Form 8-K dated September 10, 2002 under Item 5 to announce the submission of a New Drug Application with the U.S. Food and Drug Administration, for ESTRASORB ™, an estradiol topical emulsion. Separately, the Company announced that John A. Spears had resigned from the positions of President, CEO and Director of the Company and that James R. Mirto had resigned as Senior Vice President and Chief Operating Officer.

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

NOVAVAX, INC. (Registrant)

Date: November 14, 2002	By: /s/ Dennis W. Genge Dennis W. Genge
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mitchell Kelly, certify that:

1.	I have reviewed this September 30, 2002 quarterly report on Form 10-Q of Novavax, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ Mitchell J. Kelly President/CEO

CERTIFICATIONS

I, Dennis Genge, certify that:

1.	I have reviewed this September 30, 2002 quarterly report on Form 10-Q of Novavax, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ Dennis W. Genge Vice President and Chief Financial Officer