Form 10-K
period 2002-12-31
NOVAVAX INC
filed 2003-03-28
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File No. 0-26770

NOVAVAX, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2816046 (I.R.S. Employer Identification No.)

8320 Guilford Road, Columbia, Maryland (Address of principal executive offices)	21046 (Zip code)

Registrant’s telephone number, including area code: (301) 854-3900

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.01 par value)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [✓]      No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  [✓]      No  [  ]

     The aggregate market value of 21,196,365 shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at June 28, 2002, as computed by reference to the closing price of such stock, was approximately $89,000,000.

     The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding at March 14, 2003 was 29,722,051 shares.

Documents Incorporated By Reference

     Portions of the Registrant’s Proxy Statement to be filed not later than 120 days after December 31, 2002, in connection with the Registrant’s 2002 Annual Meeting of Stockholders, referred to herein as the “Proxy Statement,” are incorporated by reference into Part III of this
Form 10-K.

PART I

Item 1. Business

Overview

     Novavax is a fully-integrated specialty pharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases. Our lead product candidate, ESTRASORB™, is the first topical emulsion for estrogen replacement therapy for which a New Drug Application has been accepted for review by the Food and Drug Administration. The NDA for ESTRASORB was submitted in June 2001 and was accepted for review in August 2001. In April 2002, we were informed by the FDA that the agency had completed their review of the NDA for ESTRASORB. At that time, the agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information with respect to the Chemistry, Manufacturing and Controls section of the filing. We determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the NDA and resubmit it once all of the responses to the CMC questions had been prepared. In September 2002, we resubmitted the New Drug Application, which was accepted for review by the FDA in November 2002. We are seeking FDA approval of ESTRASORB for the reduction of hot flushes in menopausal women and, if approved, we believe ESTRASORB will be competitively positioned to address the estimated $1.8 billion estrogen replacement therapy market in the United States. In 2002, Novavax reported on its Phase III clinical trial results at two major medical conferences. The study demonstrated that ESTRASORB treatment caused a statistically significant reduction in moderate and severe vasomotor symptoms (hot flushes) at weeks four, eight and twelve of the clinical trial. In addition, a high percentage of women achieved cessation of moderate to severe hot flushes during the twelve-week clinical trial.

     Our micellar nanoparticle technology involves the use of patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. We believe that our technology represents the first time that ethanol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered. In addition to ESTRASORB, our product candidates using these technologies include ANDROSORB™, a topical testosterone emulsion that has completed two Phase I clinical trials; TESTESTRASORB™, a topical estrogen and testosterone emulsion; PROGESTSORB™ NE, a topical progestin emulsion; and PROESTRASORB™, a topical estrogen and progestin emulsion. Other drug delivery technologies, like our Novasome® and Sterisome® technologies are being utilized to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes are being used as subcutaneous injections that can deliver long-acting drug effects. We also conduct research and development on preventative vaccines and proteins, for infectious diseases, cancers and immunotherapies.

     Over the past two years we have entered into co-promotion agreements with King Pharmaceuticals, Inc. for the promotion and marketing of ESTRASORB and ANDROSORB within the United States and Puerto Rico, and we have licensed to King the right to sell these products outside the United States. Our relationship with King has the potential to provide us with broader women’s health market coverage for ESTRASORB and ANDROSORB. Under the terms of our co-promotion agreements with King, we will record all of the product sales, returns and allowances and cost of sales for ESTRASORB and ANDROSORB in the United States and Puerto Rico. The resultant gross margin will be shared equally with King and the payment to King will be recorded as a selling and marketing expense on our statement of operations. In addition, following product approval by the FDA, both parties will also share equally in approved marketing expenses for the products. All direct marketing expenses will be recorded by us, for which King will reimburse us fifty percent. We received licensing fees of $3.0 million and milestone payments totaling $5.0 million from King upon the submission to the FDA and acceptance for review of the ESTRASORB NDA. We have also received from King $20.0 million in December 2000, $10.0 million in September 2001 and $10.0 million in June 2002, in the form of convertible note financings.

     We currently market, sell and distribute a line of prescription pharmaceuticals and prenatal vitamins through our 64 person sales force that has extensive experience selling to obstetricians, gynecologists, managed care organizations, wholesalers and retail pharmacies throughout the United States. In 2002, these products generated revenues of $12.8 million. If we receive marketing approval from the FDA, we expect to sell ESTRASORB through both our sales force and King’s sales force. We intend to manufacture ESTRASORB for commercial sale in our dedicated, state-of-the-art 24,000 square foot facility in Philadelphia, Pennsylvania, which was substantially completed in December 2002.

Our Strategy

     The primary elements of our strategy include:

•	Maximize the commercial impact of ESTRASORB. We are currently developing commercialization and manufacturing infrastructures, programs facilities and systems in anticipation of approval of our ESTRASORB NDA by the FDA in 2003. We believe that our sales and marketing plan will enable ESTRASORB to capture a meaningful share of the estimated $1.8 billion estrogen replacement therapy market in the United States. We expect that the introduction of ESTRASORB, if approved, will increase our presence in the women’s health market, thereby enabling us to more effectively commercialize future products that we develop, acquire or in-license. Our co-promotion agreement with King should provide us with additional marketing and selling expertise that will assist us in achieving broader market coverage for ESTRASORB.

•	Leverage our unique drug delivery technology platforms to commercialize additional pharmaceutical products. A key component of our growth strategy is the introduction of new products based on our proprietary drug delivery technologies. In addition to ESTRASORB and ANDROSORB, we have three hormone replacement therapy product candidates in preclinical development. We will continue to focus on developing improvements to existing therapies. We intend to target large markets where our products can be differentiated through increased efficacy and improved delivery technique.

•	Continue to develop our capabilities as a fully-integrated specialty pharmaceutical company. We intend to enhance our internal capabilities in the developing, testing, manufacturing and marketing of our product candidates. We believe that this fully-integrated platform differentiates us from many specialty pharmaceutical companies and enhances our ability to successfully introduce new products such as ESTRASORB, and to grow our existing line of women’s health products. We plan to continue to focus our research and development efforts on advancing our existing product candidates towards commercialization and on identifying and commercializing new therapies using our unique drug delivery techniques. We have substantially completed the build-out of our ESTRASORB manufacturing facility, and we are validating and expanding our manufacturing capabilities in anticipation of the commercial launch of ESTRASORB. We have a 64 person sales force with experience in the area of women’s health, and intend to continue to build that sales team as we are able to commercialize, acquire and in-license new products.

•	Continue to expand our product lines through acquisition of new products and technologies. We believe we can continue to grow through the acquisition of product lines, individual products or additional technologies. Numerous opportunities exist to acquire such products and technologies as large pharmaceutical companies seek to divest many non-core product areas. Our fully-integrated capabilities assist us in identifying, acquiring and successfully implementing new product and company acquisitions.

We have demonstrated our ability to successfully acquire and integrate products and research capabilities. We acquired Fielding Pharmaceutical Company in December 2000, which enabled us to expand our women’s health product line and gave us an established national sales force with experience calling on obstetricians and gynecologists throughout the United States. In order to provide us with additional products to sell through our sales force, in January 2001 we purchased the AVC product line from King, and in July 2002 we entered into an agreement with privately-held Ferndale Laboratories, Inc. to co-promote Analpram HC®.

•	Exploit our expertise in vaccine technology to develop products for a large and underserved market. We currently have several vaccine candidates in clinical and preclinical development. In particular, we are pursuing development of a Novasome adjuvanted inactivated smallpox vaccine, and an E-selectin tolerogen for use in stroke prevention, both of which, if approved,we believe could address large and underserved markets. In order to pursue a number of vaccine development programs, we intend to collaborate with private companies, academic institutions and governmental agencies.

Our Products and Product Candidates

     We are focused on the successful introduction of new product candidates and the continued sales growth of the products we currently market. The table below provides a summary of our marketed products and product candidates, which are discussed elsewhere in further detail:

Product or
Product Candidate	Product Description	Partner	Status

Nestabs®	Prescription prenatal vitamins	—	Marketed

Gynodiol™	Oral estrogen replacement therapy	—	Marketed

AVC™ cream and suppositories	Vaginal bacterial infection	—	Marketed

Analpram HC®	Topical prescription corticosteroids for hemorrhoids	Ferndale	Marketed

ESTRASORB™	Topical emulsion for estrogen replacement	King	NDA filed

ANDROSORB™	Topical emulsion for testosterone replacement	King	Phase I

TESTESTRASORB™	Topical emulsion for estrogen and testosterone replacement	—	Preclinical

PROGESTSORB™ NE	Topical emulsion for progestin replacement	—	Preclinical

PROESTRASORB™	Topical emulsion for estrogen and progestin replacement	—	Preclinical

PROSTERISORB™	Progesterone containing Sterisome for vaginal applications	—	Preclinical

ANDRO-JECT™	A subcutaneous injectable Sterisome containing testosterone	—	Preclinical

Inactivated smallpox vaccine	Smallpox (vaccinia)	—	Preclinical

E-Selectin tolerogens	Stroke immunotherapy	NIH	Preclinical

     Our Lead Product Candidates—ESTRASORB and ANDROSORB

     ESTRASORB is our lead product candidate and utilizes our patented micellar nanoparticle technology to deliver estrogen, in the form of 17ß-estradiol, through the skin when applied topically in the form of an emulsion. We submitted a New Drug Application for ESTRASORB to the Food and Drug Administration in June 2001, which was accepted for review in August 2001. In April 2002, the FDA informed us that the agency had completed their review of the NDA for ESTRASORB. At that time, the agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information with respect to the Chemistry, Manufacturing and Controls section of the filing. We determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the NDA and resubmit it once all of the responses to the CMC questions had been prepared. In September 2002 we resubmitted the NDA, which was accepted for review by the FDA in November 2002. We are seeking FDA approval of ESTRASORB for the reduction of hot flushes in menopausal women. In 2002 Novavax reported on its Phase III clinical trial results at two major medical conferences. The study demonstrated that ESTRASORB treatment caused a statistically significant reduction in moderate and severe vasomotor symptoms (hot flushes) at weeks four, eight and twelve of the clinical trial. In addition, a high percentage of women achieved cessation of moderate to severe hot flushes during the twelve-week clinical trial. We believe that ESTRASORB offers advantages over competing therapies in the estimated $1.8 billion estrogen replacement market in the United States.

     Market Overview. As a woman approaches menopause, ovulation becomes less frequent and the production of estrogen decreases. Eventually, the estrogen produced is insufficient to bring about menstruation. Menopause is typically diagnosed when there has been an absence of menstruation for at least one year accompanied by the presence of hot flushes. Women are entering menopause at the rate of approximately 4,000 per day. An estimated 10 million women are currently on estrogen-only replacement therapy. This number is forecast to increase to 12.8 million in 2004 as diagnosis and medication efficacy increase and side effects associated with therapy decrease. The demographic expansion of the “baby boomer” generation will cause an increase in the estrogen replacement therapy market as more women reach the age associated with menopause and seek medical attention for their symptoms.

     Estrogen replacement therapy is currently used worldwide by menopausal women to treat the symptoms of menopause, such as hot flushes, and by post-menopausal women to prevent osteoporosis and other adverse health conditions. Current estrogen replacement products include oral tablets and, more recently, transdermal patches. Users of oral estrogen tablets may sometimes experience the side effect of nausea. Transdermal patches for estrogen replacement were developed in large part to eliminate this side effect of nausea and first became commercially available in the mid 1980’s. Patches generally use alcohol to drive the estrogen through the skin to achieve therapeutic blood levels. These patches may cause skin irritation and the inconvenience to the patient associated with wearing and changing an external patch. For the 12 months ended September 30, 2002, the estrogen replacement market in the U.S. was approximately $1.8 billion, with approximately 75% of the market using oral estrogen replacement therapy, 14% of the market using transdermals, and 11% of the market using vaginal and other products.

     Clinical Trials of ESTRASORB. We have completed several preclinical and human safety and efficacy studies for ESTRASORB. A Phase II study completed in the first quarter of 1999 involved a 35-day dosing protocol and included 120 patients at six clinical sites in the United States. This study indicated that ESTRASORB, administered daily to post-menopausal women, significantly reduced the number of hot flushes per day. In the first quarter of 2001, we completed a Phase III pivotal study at 21 centers in the U.S. designed to determine the efficacy of ESTRASORB in reducing the frequency of hot flushes in post-menopausal women. The Phase III study was a randomized, double-blind, placebo-controlled, parallel-group study involving 200 participants. During this study, a 3.0-gram daily dose of either ESTRASORB or placebo emulsion was administered to the thighs and calves of each participant, with 100 participants receiving ESTRASORB and the remainder receiving the placebo emulsion. The study demonstrated that ESTRASORB treatment caused a statistically significant reduction in moderate and severe vasomotor symptoms (hot flushes) at weeks four, eight and twelve of the clinical trial. In addition, a high percentage of women achieved cessation of moderate to severe flushes during the twelve-week clinical trial. The Phase III study further demonstrated that ESTRASORB had no clinically relevant adverse effect on laboratory safety parameters, vital signs or dermal assessments.

     Marketing of ESTRASORB. The United States marketplace for estrogen replacement therapy is highly competitive. In response, we have prepared an aggressive sales launch and marketing strategy for ESTRASORB. Our marketing efforts will target the high-volume prescribers and early adopters of women’s health products. These efforts will be further supplemented by a publications strategy aimed toward the inclusion in specialty medical publications of in-depth clinical information regarding ESTRASORB.

     In July 2002, the Journal of the American Medical Association published data from the Women’s Health Initiative, a large-scale study to examine the long-term health effects of hormone replacement therapy in healthy women. Preliminary results of the trial indicated that the group of women on combination HRT (in this case a single product combining conjugated equine estrogens and a synthetic progestin) showed overall health risks that warranted the discontinuation of this group in the study. The results have had a negative impact primarily on orally administered, combination HRT products although there has also been uncertainty by women as to whether or not to continue with any form of HRT therapy.

     It is important to keep in mind that ESTRASORB is a single agent HRT product intended for short-term use for the relief of vasomotor symptoms. This is in marked contrast to the products identified in the study. Specifically, ESTRASORB differs from the products used in the study in the following critical ways: (1) ESTRASORB utilizes a proprietary topical delivery system versus oral administration; (2) ESTRASORB contains 17ß-estradiol, (which is the most naturally occurring estrogen in a woman’s body) versus conjugated equine estrogens combined with a synthetic progestin; and (3) ESTRASORB is being evaluated for short-term use for the relief of vasomotor symptoms associated with menopause versus the long-term administration of HRT products in the study.

     ANDROSORB. ANDROSORB utilizes our patented micellar nanoparticle technology to deliver testosterone through the skin, when applied topically as an emulsion. Although generally associated with men, testosterone is also a naturally occurring hormone in women. As a woman ages, she may experience a variety of symptoms of testosterone deficiency, including poor libido or sexual responsiveness, depression, and cardiovascular, musculoskeletal and urological problems. ANDROSORB may be useful to treat the symptoms of testosterone deficiency, a condition that is increasingly prevalent in our aging population.

     To date, there have been no approved testosterone therapy products for women in the U.S. other than a product that combines estrogen and methyltestosterone. Current testosterone replacement therapy products for men include deep intramuscular injections, transdermal patches and gels. The injections require frequent visits to a physician and may be associated with pain at the injection site and abscess. The transdermal patches may cause skin irritation and patient inconvenience associated with wearing and changing external patches. We believe that ANDROSORB may offer several advantages over these current therapies. ANDROSORB is a emulsion that may be applied to the skin, thus eliminating the need for intramuscular injections. In addition, ANDROSORB does not contain materials that may cause the skin irritation associated with transdermal patches. We completed a Phase I study in 2000 and completed a second study in 2002.

     Currently Marketed Products

     Our acquisition of Fielding in 2000 enabled us to expand our women’s health product line and provided us with an established national sales force having extensive experience in selling to obstetricians and gynecologists throughout the United States. The acquisition included the Nestabs® product line and Gynodiol™, described below, and a sales force of 64 people. We believe that the expertise gained through the marketing of these products positions us for a successful launch of ESTRASORB, if approved by the FDA. We currently market the following four women’s health prescription products:

     Nestabs®. Nestabs is a complete line of prenatal multivitamins for use before, during and after pregnancy. Nestabs provides a convenient, once-a-day dosing regimen and a patient-friendly, small, easy to swallow tablet. The Nestabs product line generated $8.8 million in sales in 2002.

     GynodiolTM. Gynodiol is a safe, effective and economical option for women who require an oral estrogen replacement therapy, and is available in four dosage strengths. Gynodiol is indicated for the relief of moderate to severe vasomotor symptoms associated with menopause, the treatment of vulval and vaginal atrophy, the treatment of hypoestrogenism and the prevention of osteoporosis. The total sales for Gynodiol in 2002 were $1.7 million.

     AVC™ Cream and Suppositories. AVC is an established line of women’s hygiene products effective for the treatment of vaginal infection. We acquired the AVC product line from King for $3.3 million in 2001 and we believe there is opportunity for sales growth because AVC is the only sulfanilamide on the market. The AVC product line generated $2.0 million in sales in 2002.

     Analpram HC®. Analpram HC is a topical prescription of corticosteroids that are anti-inflammatory and anti-pruritic agents targeted at women suffering from hemorrhoids. We began selling this product in August 2002 after entering into a co-promotion agreement with Ferndale in July 2002.

     Infectious Diseases

     We develop and produce live virus suspensions and vaccines for governmental, commercial and academic clients. Our capabilities include experimental vaccine development, vaccine safety testing, production and testing of tissue culture systems. In addition, we have one of the few locations in the world that produces experimental live viral vaccines for Phase I clinical trials. We also develop recombinant virus-like particles and sub-unit proteins for use as vaccines against infectious diseases. Our vaccine product candidates include the following:

     Inactivated Smallpox Vaccine. Based upon the potential threat of a smallpox outbreak due to terrorist activity, there is an urgent need for a safe and effective smallpox vaccine that can be administered to the entire U.S. population. The current live virus smallpox vaccine cannot safely be given to all persons. There are a significant number of people, up to 20% of the total population by some estimates, who may experience severe reactions to a live vaccine due to weakened immune systems. For example, people with HIV/AIDS, the elderly, transplant recipients and people on chemotherapy may have compromised immune systems. Novasomes are our non-phospholipid liposome technology used to adjuvant vaccines. We have in pre-clinical development a Novasome adjuvanted inactivated smallpox vaccine that may have a better safety profile than that of existing live virus vaccines. Initial animal studies indicate that our Novasome adjuvanted, inactivated smallpox vaccine achieved neutralizing antibodies to the virus.

     E-Selectin Tolerogen. Under a Cooperative Research and Development Agreement (CRADA), Novavax and the National Institute of Neurological Disorders and Stroke have been developing E-selectin-based molecularly derived products for the prevention of strokes. In September 2002, a published report in the professional journal Stroke provided experimental evidence on prevention of stroke in stroke-prone rats. These results provided supportive evidence that E-selectin tolerization may someday be useful in the prevention of strokes.

     Collaborative Agreements

     We have significant involvement in collaborations, sponsored research agreements and preclinical and clinical testing agreements with academic institutions and with U.S. government agencies in connection with the development of our pharmaceutical product candidates and our vaccine adjuvants. We have executed a Cooperative Research and Development Agreement with the NIH that is directed towards our work with the Stroke Branch of the National Institute of Neurological Disorders area of the NIH. The principal goal of this agreement is to evaluate the safety of therapeutics (recombinant e-selectin proteins) for the prevention of strokes. These and other collaborative agreements provide us with the opportunity to utilize the technical expertise and staff of the institutions involved and to gain access to clinical evaluation models, patients and related technologies.

Our Platform Technologies

Technology	Description	Products

Micellar Nanoparticles	An oil and water nanoemulsion (under 1 micron in diameter) that allows topical delivery of alcohol-soluble materials	ESTRASORB, ANDROSORB, TESTESTRASORB, PROGESTSORB NE and PROESTRASORB

Novasomes®	Non-phospholipid liposomes that can be used as an adjuvant to enhance vaccine effectiveness	Novasome adjuvanted smallpox vaccine

Virus-like particles	Non-infectious, self-assembling protein vaccines	Chimeric HPV 16 vaccine

Sterisomes®	Sterol and oil free emulsion	ANDRO-JECT, PROSTERISORB

Viral vaccines	Tissue culture derived live or attenuated vaccines	Smallpox vaccine

Recombinant proteins	Sub-unit protein vaccines and immunotherapeutics	E-selectin tolerogen

     Our product development efforts are focused on the research and development of proprietary topical, and injectable drug delivery systems and vaccine technologies and the applications of those technologies. Our technology platforms involve the use of proprietary microscopic structures as vehicles for the delivery of a wide variety of drugs, including hormones, and vaccine adjuvants. In addition, our vaccine technology can be utilized for the development of prophylactic vaccines. We believe our innovative technologies may allow for a more cost-effective and stable delivery of a wider variety of drugs and other therapeutics than commercially available phospholipid liposomes and other delivery vehicles. Our topical delivery technology may also be preferred over other available injectable delivery technologies that are invasive, inconvenient and sometimes painful.

     Micellar Nanoparticle Emulsions. Micellar nanoparticles are proprietary, oil and water nanoemulsions. We believe that our micellar nanoparticle emulsions are the first substances able to encapsulate ethanol soluble materials. The micellar nanoparticle emulsion formulations we use for the topical delivery of drugs have properties similar to creams and lotions. Micellar nanoparticle emulsions are the fundamental technology platform for our hormone replacement therapies, including our ESTRASORB and ANDROSORB product candidates. We believe that our patent on this technology lasts until 2015.

     Novasome Non-Phospholipid Vesicles. In addition to our micellar nanoparticle emulsion technology, we have developed Novasome non-phospholipid liposomes. Novasomes are proprietary liposomes in which vaccines can either be encapsulated in, or mixed with, for delivery into the body by injection. They are made using our patented manufacturing processes from a variety of readily available chemicals called amphiphiles. We believe that our Novasome technology may provide effective and safe adjuvant carrier systems for a variety of vaccines. Our initial use of this technology will be in the development of vaccines for smallpox and other infectious diseases.

     Virus-Like Particles. We also develop recombinant virus-like particles for use as vaccines against infectious diseases. Virus-like particles are self-assembling protein structures that resemble viruses. These are non-infectious particles that can generate immune responses when administered as vaccines. We have several ongoing development programs involving virus-like particles including human papillomavirus vaccines and influenza vaccines.

     Sterisomes. Sterisomes are our proprietary oil free drug delivery system comprised of predominately water. Sterisomes can be used as a depot delivery system for certain steroidal hormones. We currently have in preclinical development a long-acting subcutaneous injectable formulation of testosterone and a vaginal progesterone product utilizing this delivery system.

Manufacturing

     The development and manufacture of our products are subject to good laboratory practices and current good manufacturing practices prescribed by the FDA and to other standards prescribed by the appropriate regulatory agencies in other countries. We currently utilize third party contract manufacturers to manufacture our existing marketed product line, but we do have the ability to produce limited quantities of products needed to support our current research and development program and clinical trials. For research and clinical trials we have manufactured ESTRASORB in 100 kilo-size batches at a facility owned by Cardinal Health. In February 2002, we entered into an agreement with Cardinal Health to lease a 24,000 square foot facility at this same location. We have substantially completed the build-out of this facility to our requirements, and have installed manufacturing equipment to accommodate commercial production of ESTRASORB. Products at this facility will be manufactured using our machinery and employees.

Cardinal will perform the final fill and packaging of these products on a dedicated line and we have selected Cord Logistics, Inc., a division of Cardinal Health, to distribute the products. Despite the addition of this new facility, we may also need to rely on collaborators, licensees or direct access to other manufacturing facilities for future later-stage clinical trials and commercial production efforts. There can be no assurance that we will be able to enter into such relationships or obtain needed facilities to manufacture products in a timely manner at acceptable quality and prices, or that we or our suppliers will be able to comply with good laboratory practices or good manufacturing practices, as applicable, or manufacture an adequate supply of product.

Competition

     The specialty biopharmaceutical industry is intensely competitive and is characterized by rapid technological progress. We compete with specialized biopharmaceutical firms and large pharmaceutical companies, in the United States, Europe and elsewhere, that are engaged in the discovery, development and marketing of hormone replacement therapies, vaccine products and other products that do or could compete with our currently marketed products and our product candidates. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

     Many large companies currently produce and sell estrogen products for clinical indications identical to those that we seek for ESTRASORB. In the oral product segment of the estrogen replacement therapy market, which accounts for approximately 75% of the market, Wyeth commits significant resources to the sale and marketing of its product, Premarin®, in order to maintain its market leadership position. Warner-Chillcot also competes in the branded oral product segment with its product, Estrace®. ESTRASORB, if approved, will also compete with products produced and sold by generic manufacturers in the oral product segment of the market, such as Watson Pharmaceutical, Inc., with its generic product, Estropipate®.

     In the transdermal patch segment of the estrogen replacement therapy market, which accounts for approximately 14% of the market, several companies sell transdermal estrogen patches with which ESTRASORB will compete, if approved. For example, Novartis Pharma AG currently markets and sells its Vivelle® and Estraderm® topical products and Berlex Laboratories, Inc. and Forest Laboratories, Inc. co-promote the Climara® transdermal patch.

     Several companies currently market estrogen gels, which deliver estrogen topically, outside the U.S. We are also aware of at least one U.S. company with a gel-based estrogen replacement product in clinical trials.

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

Patents and Proprietary Information

     We currently have 55 U.S. patents and approximately 150 foreign patents and patent applications covering our technologies. We have 2 pending U.S. patent applications in both the U.S. and worldwide covering the composition, manufacture and use of our organized lipid structures and related technologies. We recently filed 8 new patent applications directed towards innovative discoveries made in the field of human papillomavirus and virus-like particles.

     A current U.S. patent issued in 1997 covers our micellar nanoparticles technology and methods of their production. Micellar nanoparticles are the structures that allow for ESTRASORB’s topical delivery of estradiol.

     Consistent with statutory guidelines issued under the Federal Technology Transfer Act of 1986, designed to encourage the dissemination of science and technology innovation and provide sharing of technology that has commercial potential the Company’s collaborative research efforts with the government or with other private entities receiving federal funding provide that developments and results will be freely published, that information or materials supplied by us will not be treated as confidential and that we will be required to negotiate a license to any such developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost or that such developments and results will not be made available to our competitors on an exclusive or nonexclusive basis.

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

     The steps required before new products for use in humans may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an Investigational New Drug application, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application for a new drug and (v) FDA approval of the New Drug Application or Product License Application prior to any commercial sale or shipment of the product. Preclinical tests include laboratory evaluation of product formulation and animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to good manufacturing practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices.

     The results of the preclinical tests are submitted to the FDA as part of an Investigational New Drug application and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an Investigational New Drug application will result in FDA authorization to commence clinical trials. The FDA may deny a New Drug Application or Product License Application if applicable regulatory criteria are not satisfied, additional testing or information is required, or post-marketing testing and surveillance to monitor the safety of the applicable products is required.

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

Employees

     We currently have 121 full-time employees, of whom 31 are in research and development. Of those 31 employees in research and development, seven have earned PhD degrees and one is a medical doctor. We have no collective bargaining agreement with our employees and believe that our employee relations are good.

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

     Our success is heavily dependent on FDA approval and market acceptance of ESTRASORB

     Our New Drug Application for ESTRASORB was accepted for review by the FDA in November 2002. There is no guarantee that the FDA will approve our application and allow us to begin selling ESTRASORB in the United States. If we do not receive FDA approval of our application, our inability to sell ESTRASORB in the United States would have a significant negative effect on our business and results of operations. Even if ESTRASORB is approved by the FDA, there is no guarantee that we and King Pharmaceuticals, Inc., our marketing partner for ESTRASORB, will be able to successfully commercialize ESTRASORB. Many factors could negatively affect our ability to successfully commercialize ESTRASORB, including:

•	a failure or delay in ESTRASORB gaining a meaningful share of the estrogen replacement therapy market, which currently is dominated by Premarin®, an oral estrogen tablet sold by Wyeth and estrogen patches sold by several companies including Novartis Pharma AG, Berlex Laboratories, Inc. and Forest Pharmaceuticals, Inc.;

•	our inability to effectively promote and sell ESTRASORB with King in the United States, or King’s inability to do so in the rest of the world;

•	delays in the manufacture of ESTRASORB in commercial quantities; and

•	the inability to obtain coverage and favorable reimbursement rates for ESTRASORB from insurers and other third party payors.

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

     Many large companies currently produce and sell estrogen products for clinical indications identical to those that we seek for ESTRASORB. In the oral product segment of the estrogen replacement therapy market, which accounts for approximately 75% of the market, Wyeth commits significant resources to the sale and marketing of its product, Premarin®, in order to maintain its market leadership position. Warner-Chillcot also competes in the branded oral product segment with its product, Estrace®. In addition, ESTRASORB will also compete with products produced and sold by generic manufacturers in the oral product segment of the market, such as Watson Pharmaceutical, Inc., with its generic product, Estropipate®. In the patch segment of the market, which accounts for approximately 14% of the estrogen replacement therapy market, several companies market transdermal estrogen patches with which ESTRASORB will compete, if approved. For example, Novartis Pharma AG currently markets and sells its Vivelle® and Estraderm® patches and Berlex Laboratories, Inc. and Forest Pharmaceuticals Inc. co-promote the Climara® transdermal patch. Several companies also currently market ethanol-based estrogen gels and ointments outside the United States. For example, Schering Canada sells its estrogen gel, Estrogel®, in Canada. These and other products sold by our competitors have all been approved for sale and have achieved some degree of market penetration. If ESTRASORB is approved for sale in the Untied States, it will compete for market share with these products and we cannot guarantee that together with King, we will be able to effectively promote ESTRASORB against these competitive products. In order to effectively compete, we may make substantial investments in sales and marketing. Many of these products are sold by companies with greater resources than we have and there is no assurance that we will be successful in gaining significant market share for ESTRASORB or in earning a return on that investment.

     Our technologies and products may be rendered obsolete or noncompetitive as a result of products introduced by competitors. Most of our competitors have substantially greater financial and technical resources, production and marketing capabilities, and related experience than we do. The greater resources, capabilities and experience of our competitors may enable them to develop, manufacture and market their products more successfully and at a lower cost than we can. In addition, many of our competitors have significantly greater experience than we do in conducting preclinical testing and clinical trials of human pharmaceuticals and obtaining regulatory approvals to market such products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we will which may give them an advantage over us in achieving market acceptance of their products.

     We need additional capital to grow and operate our business and we are uncertain about obtaining future financing

     We estimate that following our $16.6 million financing in February 2003, our existing cash resources will be sufficient to finance our operations at current and projected levels of development and general corporate activity for the next 12 to 15 months. We cannot be certain that we will be able to generate sufficient revenues from product sales in the near term or at all. We may require additional funds to continue our research and development, commence future preclinical and clinical trials, seek regulatory approvals, establish commercial-scale manufacturing capabilities and market our products. We may seek additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds we may need to continue our current and anticipated operations, we may be required to delay significantly, reduce the scope of, or eliminate one or more of our research or development programs. If that is the case, we will seek other alternatives to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

     We have a history of losses and our future profitability is uncertain

     Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at December 31, 2002 was $87.5 million. Our revenues for the last three years were $15.0 million in 2002, $24.0 million in 2001 and $2.5 million in 2000. Sales of products that we acquired as a result of our acquisition of Fielding Pharmaceutical Company in 2000 have generated modest revenues, but based on our current business plan these revenues will not be sufficient to offset our expenses in the future. We cannot be certain of when or if we will generate substantial revenues from the sale of ESTRASORB. We have received a very limited amount of product-related revenue from research contracts, licenses and agreements to provide vaccine products, services and adjuvant technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in other significant revenues to offset our expenses. Our net losses for the last three years were $22.7 million in 2002, $9.7 million in 2001 and $12.1 million in 2000. Our losses have resulted from research and development expenses, pre-launch sales and marketing expenses in the anticipation of FDA approval for ESTRASORB, protection of our intellectual property and other general operating expenses. Our annual losses may increase depending on the timing of the FDA approval and launch of ESTRASORB as we expand our manufacturing capacity, sales and marketing capabilities and conduct additional and larger clinical trials for other product candidates. Therefore, we expect our cumulative operating loss to increase until such time, if ever, as product sales, licensing fees and royalty payments generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

     We intend to allocate a significant portion of our sales force’s time to the product launch of ESTRASORB, if and when it is approved by the FDA. Accordingly, the sales of our other women’s health products could be adversely affected by the efforts we allocate to the ESTRASORB product launch. The costs of maintaining our own sales force to market our current products and ESTRASORB, if approved, may in the future exceed product revenues. If we continue to market ESTRASORB or future products directly, significant additional expenditures and management resources may be required to increase the size of our internal sales force.

     Our sales and marketing plan for ESTRASORB depends in large part on the success of our relationship with King

     We have entered into a co-promotion agreement with King for the marketing and promotion of ESTRASORB in the United States using our sales and marketing personnel and King’s sales and marketing personnel. We have also granted King exclusive rights to promote, market and distribute ESTRASORB outside the United States. In return, we received certain milestone payments, potential future milestone payments, licensing fees and royalties on future sales. While our agreements with King give us some limited protections with respect to King’s marketing and sales efforts and, we believe, creates financial incentives for King consistent with our own, we cannot control the amount and timing of marketing efforts that King devotes to ESTRASORB, or make any assurances that our and King’s co-promotion of ESTRASORB in the United States and King’s marketing of ESTRASORB in the rest of the world will be successful.

     Our success in marketing other potential future products will also depend in large part on our relationship with King. Our co-promotion agreement with King also provides for co-promotion in the United States with King of our product candidate ANDROSORB™. If this product is approved for marketing by the FDA, King has an exclusive worldwide license, except in the United States, to market this future product. Under our co-promotion agreement, King has the right to co-promote certain future hormone replacement therapy products in the field of women’s health. In the future, we might enter into other licensing or co-promotion arrangements with King or other third parties for the marketing and sale of other future products. Any revenues we receive from sales of ANDROSORB and other future products will depend in large part on the terms of these agreements and the efforts of King and any other third-party marketing partners.

     Our agreements with King reduce the likelihood that we could be acquired by another company

     Our co-promotion agreement and license agreement with King for the marketing of ESTRASORB and ANDROSORB contain several provisions that would take effect upon a change of control of the Company. One provision allows King several options in the event of a change in control of Novavax including (i) terminating our right to co-promote King products, (ii) terminating our rights to promote ESTRASORB and ANDROSORB and certain other hormone therapies for women or (iii) requiring Novavax to assign and transfer to King all related rights of ownership for ESTRASORB and ANDROSORB and certain other hormone replacement therapies for women and license to King on an exclusive and perpetual basis all intellectual property rights and know how. If King chooses to exercise its rights under either clause (ii) or (iii) above, King will pay us royalties on net sales of the products. In addition, King will pay us for the cost of manufacturing, plus a markup consistent with the terms of the license agreement for the handling costs. King could also require that we redeem the outstanding promissory notes, currently in the amount of $40.0 million, at 101% of the outstanding principal and accrued interest. These provisions may have the effect of making us less attractive as an acquisition candidate.

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

     We have validated our manufacturing methods for ESTRASORB, which is required under FDA guidelines and have received approval of these methods. We currently manufacture ESTRASORB at a facility of Cardinal Health, in Philadelphia, Pennsylvania. In February 2002, we entered into an agreement with Cardinal Health to lease approximately 24,000 square feet of space within their facility. Under the terms of this agreement, Cardinal Health will provide packaging services for the product we manufacture in their facility. We have substantially completed the build out of the facility to meet our requirements and have installed manufacturing equipment at this facility with the capacity required for commercial production of ESTRASORB. Now that this new equipment is installed, we need to validate that the ESTRASORB made using this new equipment is identical to that used in our clinical trials. If we are unable to make ESTRASORB on a commercial scale or are delayed in validating the product manufactured with our new equipment, the commercialization of ESTRASORB would be delayed.

     In the near term, we will be manufacturing ESTRASORB only in the Philadelphia facility. If ESTRASORB is approved by the FDA, we plan to qualify at least one additional site for the manufacture of ESTRASORB. If we were unable to utilize the Philadelphia facility to manufacture ESTRASORB prior to our qualification of a second site, however, we would not have immediate access to ESTRASORB and would be required to reestablish our validation process at a different facility that would cause us to lose sales of ESTRASORB and would adversely affect our business.

     We currently utilize third party contract manufacturers to manufacture our other products. Any contract manufacturer’s facility that we may use, including the Cardinal Health facility, must adhere to the FDA’s regulations on current good manufacturing practices, which are enforced by the FDA through its facilities inspection program. These facilities are subject to periodic inspection by the FDA. The manufacture of products at these facilities will be subject to strict quality control testing and recordkeeping requirements. We may not be able to enter into alternative manufacturing arrangements at commercially acceptable rates, if at all. Moreover, the manufacturers utilized by us may not provide quantities of product sufficient to meet our specifications or our delivery, cost and other requirements.

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

     We have not completed the development of many of our products and we may not succeed in obtaining the FDA approval necessary to sell any additional products

     The development, manufacture and marketing of our pharmaceutical products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. Only a few of our products have been approved for sale and our application to sell ESTRASORB in the United States is currently being reviewed by the FDA. Our product candidate, ANDROSORB, has completed two Phase I human clinical studies. Our other product candidates are in preclinical laboratory or animal studies. Before applying for FDA approval to market any additional product candidates, we must conduct larger-scale Phase II and III human clinical trials that demonstrate the safety and efficacy of our products to the satisfaction of the FDA or other regulatory authorities. These processes are expensive and can take many years to complete. We may not be able to demonstrate the safety and efficacy of our products to the satisfaction of the FDA or other regulatory authorities. We may also be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies and we may be unable to do so without conducting further clinical studies.

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

     Our success depends on our ability to maintain the proprietary nature of our technology

     Our success will, in large part, depend on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret protection. We also must operate without infringing the proprietary rights of third parties or letting third parties infringe our rights. We currently have 55 U.S. patents and approximately 150 foreign patents and patent applications covering our technologies. We recently filed 8 new patent applications in the US and worldwide directed towards innovative discoveries made in the field of human papillomavirus virus-like particles. However, patent issues relating to pharmaceuticals involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

     There is a risk that third parties may challenge our existing patents or may claim that we are infringing their patents or proprietary rights. We could incur substantial costs in defending patent infringement suits or in filing suits against others to have their patents declared invalid or claim infringement. It is also possible that we may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights. We cannot be assured that such third-party licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products requiring such licenses.

     Although our patents include claims covering various features of our product candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. For example, our patents do not prohibit third parties from developing and selling products for estrogen replacement therapy that deliver estrogen through a topical emulsion, ointment or similar medium.

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

     Health care insurers and other payors may not pay for our products or may impose limits on reimbursement

     Our ability to commercialize ESTRASORB and our future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payors, such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payors. If we succeed in bringing ESTRASORB or other products in the future to market, we cannot assure you that third-party payors will pay for ESTRASORB or will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. For example, ESTRASORB, if approved for commercial sale in the United States, would be sold as an outpatient prescription drug. Medicare does not cover the costs of most outpatient prescription drugs. We expect that ESTRASORB will be treated the same as other estrogen replacement therapy products with respect to government and third-party payor reimbursement. However, we cannot be assure that ESTRASORB will receive similar reimbursement treatment.

     Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a health care benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and sometimes the cost of the drug in comparison to alternative products. We cannot be assured that ESTRASORB or any of our future products will be added to payor’s formularies, whether our products will have preferred status to alternative therapies, nor whether the formulary decisions will be conducted in a timely manner. We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for ESTRASORB or future products.

     We may have product liability exposure

     The administration of drugs to humans, whether in clinical trials or after marketing clearances are obtained, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $18.0 million for claims arising from the use of our currently marketed products and products in clinical trials prior to FDA approval. Coverage is becoming increasingly expensive, however, and we may not be able to maintain insurance at a reasonable cost. We cannot be assured that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim may be time-consuming and expensive and may damage our reputation in the marketplace.

     The price of our common stock has been, and may continue to be, volatile

     Historically, the market price of our common stock has fluctuated over a wide range. In fiscal 2002, our common stock traded in a range from a low of $1.59 to a high of $14.00. It is likely that the price of our common stock will fluctuate in the future. The market prices of securities of small capitalization biopharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In particular, over the next year, the market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	governmental agency actions, including the FDA’s determination with respect to our pending NDA for ESTRASORB;

•	our ability to obtain financing; and

•	sales of our products, particularly ESTRASORB, if it is approved for sale.

     In addition, the occurrence of any of the risks described in this “Risks and Uncertainties” section could have a dramatic and adverse impact on the market price of our common stock.

     Our substantial debt could adversely affect our cash flow and prevent us from fulfilling our obligations

     We currently have $41.3 million of outstanding debt. Our substantial amount of debt could have important consequences to you. For example, it:

•	could increase our vulnerability to general adverse economic and industry conditions;

•	will require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

•	could limit our flexibility in planning for, or reacting to, changes in our business and the pharmaceutical industry, which may place us at a competitive disadvantage compared with competitors that have less debt; and

•	could limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

     We may incur additional debt for various reasons, which, if over a certain amount, must be approved by King. Any such additional debt would increase the risks associated with our substantial leverage.

     We have made loans to certain of our directors, and have guaranteed a brokerage margin loan for one of these directors that could have a negative impact on our stock price

     In 2002, pursuant to our Stock Option Plan, we approved the payment of the exercise price of options by two directors through the delivery of full recourse, interest bearing promissory notes, in the aggregate amount of approximately $1.5 million, secured by a pledge of the underlying shares. In addition, in 2002 we executed a conditional guaranty of a brokerage margin account for a director in the amount of $500,000. Due to heightened sensitivity in the current environment surrounding related party transactions, these transactions could be viewed negatively in the market and our stock price could be negatively affected.

     The Company makes available free of charge on its website, www.novavax.com, copies of its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.

Item 2.  Properties

     We currently have operations in six facilities. We lease approximately 12,000 square feet of administrative offices for our corporate headquarters in Columbia, Maryland. We lease two facilities in Rockville, Maryland. One facility is approximately 6,000 square feet and contains our certified animal facility and laboratories for our drug research and biologics development, which includes our vaccine adjuvant product and services group. In the other facility in Rockville, we lease approximately 12,000 square feet of space. This facility is for contract vaccine research, development and manufacturing of Phase I products. We have another 2,150 square foot facility in Pacific Grove, California for research and development activities. Our Fielding subsidiary leases a facility in Maryland Heights, Missouri. This facility is approximately 12,000 square feet and is used for administrative offices, repackaging and warehousing. In addition, in February 2002, we entered into a facilities reservation agreement through which we lease approximately 24,000 square feet of manufacturing space to meet our current and anticipated future production requirements for ESTRASORB. Recently, we substantially completed the build-out and construction of this manufacturing space. A summary of these facilities is set forth below.

Property	Square Footage	Purpose

Columbia, Maryland	12,000	Corporate headquarters
Rockville, Maryland	6,000	Research and development activities and office space
Rockville, Maryland	12,000	Research and development activities and office space
Maryland Heights, Missouri	12,000	Administrative, repackaging, warehousing and distribution
Philadelphia, Pennsylvania	24,000	Manufacturing and packaging of ESTRASORB, and office space
Pacific Grove, California	2,150	Research and development activities

     We believe our facilities are adequate to accommodate our current business plan and anticipated short-term needs and that we will be able to lease additional comparable space, if necessary. However, if we choose to expand our manufacturing capacity, the lease or acquisition of, and the receipt of required regulatory approvals for, additional pharmaceutical manufacturing space may be time-

consuming and expensive. In addition, we might not be able to obtain such additional manufacturing space on a timely basis or on terms acceptable to us, if at all.

Item 3.  Legal Proceedings

     We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

     Executive Officers of the Registrant

     Our executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with the our By-laws.

     The following table provides certain information with respect to our executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

Mitchell J. Kelly	43	President and Chief Executive Officer since September 2002. Also, President and Chief Executive Officer from August 1998 until May 1999. Chairman of the Board, Chief Executive Officer and Managing Member of Anaconda Capital Management, LLC, an investment management company, since 1995, and in various capacities with affiliates of Anaconda Capital since 1993.

Denis M. O’Donnell, M.D	49	Chairman of the Board of Directors of Novavax, Inc. since May, 2000. General Partner at Seaside Partners, LP, a private equity limited partnership, since 1997. Vice Chairman of the Board of Directors of Novavax, Inc. from June, 1999 to May 2000. Senior Advisor to Novavax from 1997 to 1998. President of Novavax from 1995 to 1997. Vice President, Business Development of Novavax from 1992 to 1995.

D. Craig Wright, M.D	52	Chief Scientific Officer of Novavax since 1993.

Dennis W. Genge	50	Vice President, Chief Financial Officer and Treasurer since October 2000. Vice President and Controller of Pyxis Corporation from April 1999 to September 2000. Executive Director of Accounting and Finance and Controller of Ligand Pharmaceuticals, Inc. from July 1991 to March 1999.

Ann P. McGeehan	33	General Counsel since February 2002. Registered Patent Attorney of Covington & Burling from July 2000 to January 2002. Intellectual Property and Corporate Associate of McDermott Will & Emery from November 1998 to January 2000. Intellectual Property and Corporate Associate of Pepper Hamilton from January 1998 to September 1998. Intellectual Property Associate of Seidel Gonda Lavorgna Monaco from June 1996 to January 1998.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

     Our common stock was held by approximately 684 stockholders of record as of March 14, 2003. We have never paid cash dividends on our common stock. We currently anticipate that we will retain all of our earnings for use in the development of our business and do not intend to pay any cash dividends in the foreseeable future.

     Our common stock ($.01 par value) is traded on the Nasdaq National Market under the symbol NVAX. Prior to July 2001, our common stock was traded on the American Stock Exchange under the symbol NOX. The following table sets forth, for the periods presented, the high and low sales prices for our common stock, on the applicable exchange.

Quarter Ended:	High	Low

December 31, 2002	$4.37	$2.13
September 30, 2002	4.81	1.59
June 30, 2002	11.98	3.57
March 31, 2002	14.00	8.77
December 31, 2001	$15.55	$10.51
September 30, 2001	14.50	9.06
June 30, 2001	11.00	6.35
March 31, 2001	11.00	7.10

Recent Sales of Unregistered Securities

     In February 2003, we issued 4,750,000 shares of common stock, for net proceeds of $16.6 million, to SJ Strategic Investments LLC. The shares were issued in a private placement in reliance on Section 4(2) of the Securities Act and a resale registration statement will be filed with the Commission within 60 days of the closing.

     See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.  Selected Financial Data

     The selected financial data set forth below has been derived from our audited consolidated financial statements. This information should be read in conjunction with the financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,

	1998	1999	2000	2001	2002

	(amounts in thousands, except share and per share information)
Statement of Operations Data:
Revenues	$681	$1,181	$2,475	$24,066	$15,005
Loss from operations	(5,152)	(4,566)	(12,742)	(9,255)	(21,558)
Net loss	(4,817)	(4,506)	(12,191)	(9,745)	(22,697)
Loss applicable to common stockholders	(7,045)	(4,506)	(12,191)	(9,745)	(22,697)
Basic and diluted per share information:
Loss applicable to common stockholders	$(0.57)	$(0.31)	$(0.64)	$(0.43)	$(0.93)
Weighted average number of shares outstanding	12,428,246	14,511,081	19,015,719	22,670,274	24,433,868

	As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Total current assets	$1,207	$1,143	$17,036	$25,027	$6,242
Working capital	349	(480)	12,331	18,030	378
Total assets	3,819	4,463	56,529	67,115	57,505
Convertible debt	—	—	20,000	30,000	40,000
Stockholders’ equity	2,961	2,840	31,824	27,493	8,073

Summarized Quarterly Financial Information for the Years ended December 31, 2002 and 2001:

	Quarter Ended

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	September 30	September 30	December 31

	(in thousands except per share data)
	unaudited
2002
Revenues	$6,094	$5,713	$4,745	$4,464	$2,467	$2,328	$2,499
Cost of sales	1,057	1,057	1,008	1,008	762	762	732
Research and development costs	2,942	2,942	3,205	3,205	3,702	3,702	1,652
Selling and marketing	4,375	4,375	3,549	3,549	2,713	2,713	2,211
General and administrative	2,814	2,814	2,217	2,217	1,629	1,629	1,996
Net loss	(5,342)	(5,722)	(5,497)	(5,778)	(6,714)	(6,853)	(4,344)
Net loss per share	$(.22)	$(.24)	$(.22)	$(.24)	$(.27)	$(.28)	$(.18)
2001
Revenues	$4,966		$7,945		$5,038		$6,117
Cost of sales	1,043		1,061		822		1,126
Research and development costs	2,592		3,837		1,757		2,589
Selling and marketing	1,352		1,602		2,828		2,757
General and administrative	2,132		3,127		2,003		2,693
Net loss	(2,232)		(1,808)		(2,513)		(3,192)
Net loss per share	$(.10)		$(.08)		(.11)		$(.14)

     During the fourth quarter we reassessed the remaining costs, progress and milestones outstanding on four contracts. Based on this review we determined that estimated costs to complete had been underestimated throughout the year. We have reevaluated the estimated costs to complete on all contracts. The effect of this reevaluation is an $800,000 reduction to revenue, $600,000 of which relates to two of the contracts, with no corresponding reduction in expenses. The impact of this adjustment affects previously disclosed revenues in our 2002 quarterly reports.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding product sales, future product development and related clinical trials and statements regarding future research and development, including Food and Drug Administration approval. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

     Our micellar nanoparticle technology involves the use of patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones, and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. We believe that our technology represents the first time that ethanol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered. In addition to ESTRASORB, our product candidates using these technologies include ANDROSORB™, a topical testosterone emulsion that has completed two Phase I clinical trials; TESTESTRASORB™, a topical estrogen and testosterone emulsion; PROGESTSORB™ NE, a topical progestin emulsion; and PROESTRASORB™, a topical estrogen and progestin emulsion. Other drug delivery technologies, like our Novasome® and Sterisome® technologies, are being utilized to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes are being used for, among other things, subcutaneous injections that can deliver long-acting drug effects. We also conduct research and development on preventative vaccines and proteins, for infectious diseases, cancers and immunotherapies.

     We are seeking FDA approval of ESTRASORB for the reduction of hot flushes in menopausal women and, if approved, we believe ESTRASORB will be competitively positioned to address the estimated $1.8 billion estrogen replacement therapy market in the United States. In 2002, Novavax reported on its Phase III clinical trial results at two major medical conferences. The study demonstrated that ESTRASORB treatment caused a statistically significant reduction in moderate and severe vasomotor symptoms (hot flushes) at weeks four, eight and twelve of the clinical trial. In addition, a high percentage of women achieved cessation of moderate to severe hot flushes during the twelve-week clinical trial.

     A New Drug Application for ESTRASORB was submitted to the U.S. Food and Drug Administration in June 2001 and was accepted for review in August 2001. In April 2002, we were informed by the FDA that the agency had completed their review of the New Drug Application for ESTRASORB. At that time, the agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information with respect to the Chemistry, Manufacturing and Controls (“CMC”) section of the filing. We determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the New Drug Application and resubmit it once all of the responses to the CMC questions have been prepared. In September 2002 we resubmitted the New Drug Application, which was accepted for review by the FDA in November 2002.

     In December 2000, we acquired privately-owned Fielding Pharmaceutical Company, based in St. Louis, Missouri, which sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. Under the terms of the acquisition agreement, we acquired 100% of the outstanding shares of Fielding for $36.5 million. The acquisition has been accounted for in the accompanying financial statements under the purchase method of accounting for business combinations.

     In December 2000 we entered into a Note Purchase Agreement with King Pharmaceuticals, Inc. whereby we agreed to issue to King 4% senior convertible promissory notes up to $25.0 million. On that same date, we issued a 4% senior convertible promissory note with King for $20.0 million in principal. In September 2001, we issued two additional 4% senior convertible promissory notes for $5.0 million each and in June 2002 we issued another 4% senior convertible promissory note for $10.0 million. All of the notes, totaling $40.0 million (the “Notes”), are due December 19, 2007 with interest payable in semi-annual installments in cash, or in certain circumstances, up to 50% in stock.

     In January 2001, we entered into a co-promotion agreement with King for the Company’s topical estrogen replacement therapy, ESTRASORB, in the United States and Puerto Rico (the “Territory”). We also entered into a license agreement with King for many countries outside the United States. In June 2001, we expanded and amended the agreements (the “Amended Agreements”). The Amended Agreements grant King exclusive rights to promote, market and distribute ESTRASORB in Canada, and five additional countries in Europe, and added ANDROSORB, a topical testosterone replacement therapy for testosterone deficient women. We feel this partnership has the potential to provide us with broader penetration into the women’s health market for ESTRASORB and ANDROSORB. Under the terms of the Amended Agreements, we received $3.0 million from King in up-front licensing fees, and we will also receive additional milestone payments of $1.0 million upon ESTRASORB’s approval in Canada and $2.0 million upon the first approval of ESTRASORB in any one of the five additional countries in Europe. We will also receive royalties on future sales outside the Territory. Under the Amended Agreements, we also received a milestone payment from King of $2.5 million for our submission of the ESTRASORB New Drug Application, in June 2001, and an additional milestone payment of $2.5 million for the acceptance for review of our New Drug Application by the FDA in August 2001. In June 2002, we further amended the co-promotion agreement related to ANDROSORB. We will share equally in approved pre-launch marketing costs for ANDROSORB with King, while we will be solely responsible for the research and development expenses for ANDROSORB. In addition, King will pay us a $1.0 million milestone payment upon the receipt of all approvals necessary for commercialization of ANDROSORB.

     We entered into two product agreements in 2001 and 2002. In January 2001, we acquired AVC Cream and Suppositories from King for $3.3 million, which had previously been marketed by King for the treatment of vaginal bacterial infections. In July, 2002, we entered into agreement with privately-held Ferndale Laboratories, Inc. of Ferndale, Michigan. Under the agreement, we will co-promote Analpram HC®, a prescription corticosteroid and anti-pruritic product targeted at women suffering from hemorrhoids.

     Subsequent to year-end, in February 2003, we announced that we had completed a private placement of 4,750,000 common shares at $3.50 per share to SJ Strategic Investments LLC, for total proceeds of $16.6 million. We believe this recent equity infusion will provide us with the necessary financial resources to launch ESTRASORB, if approved by the FDA later this year, as well as to continue to pursue our other corporate activities.

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

     We have identified below some of our more critical accounting policies and changes to accounting policies. For further discussion of our accounting policies see Footnote 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Revenue Recognition

     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. We recognize these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales are to distributors who resell the products to their customers. We provide rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at prices determined under a contract between us and the customer or to state agencies, which administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. We estimate the amount of the rebate that will be paid, and record the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. We regularly analyze the historical rebate trends and make adjustments to recorded reserves for changes in trends and terms of rebate programs.

     For up-front payments and licensing fees related to our contract research or technology, we defer and recognize revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

     Revenue earned under certain research contracts is recognized on the percentage of completion method. The extent of progress toward contract completion is measured on the cost-to-cost method that also included an assessment of the remaining costs required to complete the contract or reach particular milestones. Revenues from contracts with acceptance terms are recognized when the customer has received and approved the services. During the fourth quarter we reassessed the remaining costs, progress and milestones outstanding on four contracts. Based on this review we determined that estimated costs to complete had been underestimated throughout the year. We have reevaluated the estimated costs to complete on all contracts. The effect of this reevaluation is an $800,000 reduction to revenue, $600,000 of which relates to two of the contracts, with no corresponding reduction in expenses. The impact of this adjustment affects previously disclosed revenues in our 2002 quarterly reports. We have shown the 2002 quarterly effects of these adjustments in Item 6 herein.

Research and Development Costs

     Research and development costs are expensed as incurred. We will continue to incur research and development costs as we expand our product development activities in our women’s health and infectious disease programs. Our research and development costs have included, and will continue to include, expenses for internal development personnel, supplies and facilities, clinical trials, regulatory compliance and reviews, validation of processes and start up costs to establish commercial manufacturing capabilities. At the time our product candidates are approved by the FDA and we begin commercial manufacturing, we will no longer expense costs at our manufacturing location as research and development costs.

Depreciation and Amortization

     Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally 3 to 7 years. Amortization of leasehold improvements is provided over the estimated useful lives of the improvements or the term of the lease, which ever is shorter.

     In December 2002 we substantially completed the build-out of our new manufacturing facility in Philadelphia at a cost of approximately $7.0 million. In addition, we have purchased and installed approximately $3.0 million of manufacturing equipment in preparation of anticipated FDA approval of ESTRASROB in 2003. We do not plan to begin recognizing amortization or depreciation on these assets until manufacturing for commercialization begins. At that time, the yearly amortization and depreciation expense will be from $1.0 to $1.5 million per year.

Goodwill and Intangibles Assets

     Goodwill and intangible assets principally result from business acquisitions, such as the $35.5 million of goodwill we recognized for our acquisition of Fielding in December 2000. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Intangible assets other than goodwill, are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. The Company periodically evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates of useful lives.

     In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests or more frequently should indicators of impairment arise. Other intangible assets will continue to be amortized over their useful beginning in the first quarter of 2002. The Company utilizes a discounted cash flow analysis, which includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. In the fourth quarter of 2002, the Company performed the required annual impairment test on the carrying amount of its goodwill, which indicated the Company’s estimated fair value of goodwill exceeded it carrying value, therefore, no impairment was identified at December 31, 2002.

Future Accounting for Co-promotion Agreement

     Under the terms of our co-promotion agreement with King Pharmaceuticals, Inc. we will be responsible for receiving orders, invoicing and distribution, thus, we will record all of the product sales, returns and allowances and cost of sales for ESTRASORB. The resultant gross margin will be shared equally with King and the payment to King will be recorded as a selling and marketing expense on our statement of operations. Under the co-promotion agreement, following product approval by the FDA, both parties will also share equally in approved marketing expenses for the products. All direct marketing expenses will be recorded by us, for which King will reimburse us fifty percent.

Off Balance Sheet Financing Arrangement

     In 2002, the Company executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000.

Results of Operations for the Years Ended 2002, 2001 and 2000

Revenues

     Revenues for the year ended 2002 were $15.0 million compared to $24.0 million in 2001 and $2.5 million in 2000. This represents a decrease of $9.0 million, or 38%, from 2001 to 2002, and an increase of $21.6 million, or 864%, from 2000 to 2001. The decrease from 2001 to 2002 relates to a decline in product sales from $17.3 million in 2001 to $12.8 million in 2002, a decrease of $4.5 million, a decline in contract research from $2.7 million in 2001 to $1.0 million in 2002, a decrease of $1.7 million, and a decline in milestone and license fee revenue from $4.1 million in 2001 to $1.2 million in 2002, a decrease of $2.9 million. Product sales were negatively impacted in 2002 primarily due to an approximately 20% decline in sales for our prenatal vitamin line, as a result of increasing competitive pressure from generic alternatives, as well as declines in AVC cream and Gynodiol sales in 2002 due to effective sales promotions following the acquisition of these products in 2001. The reduction in contract research is primarily due to a year-end reversal of $800,000 of revenue recognized in 2002 as previously described in “Summary of Significant Accounting Policies

—Revenue Recognition”. The reduction in milestone and license fee revenues was due to the one time recognition of a $2.5 million milestone received from King in 2001 for the timely filing of the NDA for ESTRASORB.

     The increase from 2000 to 2001 related primarily to $17.3 million from products sales in 2001 related to our acquisitions of Fielding and the AVC product line, $4.0 million for revenue recognized for milestone payments from King for the timely submission and subsequent acceptance of our ESTRASORB New Drug Application by the FDA in 2001, and $125,000 for license fees. In addition to our new revenue sources, we recorded $2.7 million from research and development contracts, primarily from the National Institutes of Health and other governmental agencies. Revenues for 2000 included $750,000 in license fees from King and $1.7 million from research and development contracts, including $1.4 million for contracts with the NIH and other government agencies.

	2002	2001	2000

Product sales	$12,809	$17,252	$—
Contract research and development	971	2,689	1,725
Milestone and licensing fees	1,225	4,125	750

Total revenue	$15,005	$24,066	$2,475

Net Losses

     Net loss for 2002 was $22.7 million, or $(0.93) per share, compared to $9.7 million, or $(0.43) per share for 2001, and $12.2 million, or $(0.64) per share in 2000. The increased loss of $13.0 million from 2001 to 2002 related primarily to reduced product sales of $4.5 million, a reduction in contract research revenues of $1.7 million, a decrease in milestone revenues of $2.9 million as previously described, increases in selling and marketing expenses of $4.3 million in preparation of the anticipated approval and product launch of ESTRASORB and an increase of $0.7 million in research and development expenses for manufacturing start up activities. The improvement from 2000 to 2001 of $2.5 million or $.21 per share related primarily to the gross margin on product sales due to our acquisitions of Fielding and the AVC product line and milestone revenue for payments from King, offset in 2001 by additional selling, general and administrative to support those product sales, the initiation of commercialization activities for ESTRASORB and additional research and development costs.

Cost of Sales

     Cost of sales was $3.6 million in 2002 compared to $4.1 million in 2001. We had no product sales or cost of sales in 2000. The decrease in 2002 was primarily due to related decreases in product sales. As a percentage of product sales, the cost of sales increased from 23% in 2001 to 28% in 2002.

Research and Development Expenses

     Research and development expenses were $11.5 million for 2002, compared to $10.8 million for 2001 and $9.4 million in 2000. The increase from 2001 to 2002 of $0.7 million, or 6%, was primarily due to increases in manufacturing start-up costs related to preparing our manufacturing facility for commercial production of ESTRASORB, offset by decreases in 2002 for clinical trial and NDA preparation costs when compared to 2001. The manufacturing start-up costs relate primarily to facility lease expenses, validation services, product stability testing and personnel costs. The increase from 2000 to 2001 of $1.4 million or 15% was primarily due to costs associated with the preparation of the NDA for ESTRASORB and also for internal development costs associated with our infectious diseases programs, offset by a decrease in clinical trial expenses.

     Prior to 2000, we did not track all of our research and development total costs by project. We have, however, tracked all of our external direct costs incurred for all projects, as well as our internal direct labor for our vaccine projects. Overhead and indirect costs have been allocated to our vaccine projects based on direct labor hours incurred and we will be expanding that policy to our other projects in 2003. In 2001, we began tracking costs for each project.

     Reconciliation of Significant Research and Development Projects

     The following table reconciles the direct and indirect costs tracked and incurred to date for our major projects to our total research and development expense.

Project	2002	2001	2000

ESTRASORB	$4,738	$4,327	$3,902
ANDROSORB	678	—	—
Infectious disease vaccines	3,755	3,348	2,219

Allocated project costs	9,171	7,675	6,121
Other unallocated costs	2,330	3,100	3,237

Total	$11,501	$10,775	$9,358

Estimated Cost and Time to Complete Major Projects

     The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2002, several of our proprietary product candidates were in various stages of development. Due to the inherent nature of our development, future market demand for products and factors outside of our control, such as clinical results and regulatory approvals, we are unable to estimate the completion dates and the estimated total costs for several of our products. However, due to the late stage status of our ESTRASORB project we believe that the duration and estimated cost to complete is reasonably predictable. We have included that information in the following table.

		2003 Estimated
		Development	Estimated
Project	Current Status	Costs	Completion Dates

ESTRASORB	NDA filed	$3-4 million	2003

     Last year we estimated the 2002 cost to complete the ESTRASORB project to be from $1 to $3 million. We based those projections on the anticipation that the ESTRASORB NDA would be approved by mid-2002. As previously discussed, we did not receive approval at that time and we resubmitted the NDA in September 2002. Our additional costs in 2002 and our estimate for the completion of ESTRASORB in 2003, above, include costs for manufacturing start-up, regulatory issues, clinical studies, and re-filing expenses due to the new timeline.

     In addition to the project listed above we are currently developing other product candidates such as, ANDROSORB, but do not believe that it is possible to estimate the completion date or cost to complete. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical trial protocol, including, among others, the following:

•	number of patients that ultimately participate in the trial;

•	duration of the patient follow-up that seems appropriate in view of the results;

•	number of clinical sites included in the trials; and

•	length of time required to enroll suitable patient subjects.

     In addition, we test our potential products in numerous preclinical studies to identify among other things the daily dosage amounts. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results for our trials we may elect to discontinue clinical trials for certain product candidates or indications. We further believe that it is not possible to predict the length of regulatory approval time. Factors that are outside our control could significantly delay the approval and marketability of our product candidates.

     As a result of the uncertainties discussed above, among others, the duration and completion costs of our research and development projects are difficult to estimate and are subject to numerous variations. Our ability to complete our research and development projects in a timely manner could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. For more discussion of the risk and uncertainties and our liquidity, see “Risks and Uncertainties” and “Liquidity and Capital Resources”.

Selling and Marketing Expenses

     Selling and marketing expenses were $12.8 million for 2002, compared to $8.5 million in 2001. Prior to our acquisition of Fielding and the AVC product line in December 2000 and January 2001, respectively, and the anticipated approval of ESTRASORB, we had no sales or marketing expense. In 2002 and 2001, we incurred $8.5 million and $6.5 million, respectively, of selling expenses, and $4.3 million and $2.0 million, respectively, of marketing costs, to support our current product sales, as well as pre-launch selling and marketing expenses for our anticipated launch of ESTRASORB. Selling and marketing costs both increased in 2002 with the anticipated commercialization of ESTRASORB. When the launch was delayed, we took steps to reduce or defer previous levels of selling and marketing expenses. We expect selling and marketing costs to increase substantially with the anticipated FDA approval and commercialization of ESTRASORB. In addition, all payments made to King in connection with the co-promotion of ESTRASORB will be recorded as selling and marketing expenses in our statement of operations.

General and Administrative

     General and administrative expenses were $8.6 million in 2002, compared to $10.0 million in 2001 and $5.9 million in 2000. The decrease from 2001 to 2002 of $1.4 million is primarily due to the accounting change for goodwill amortization, as described above in “Goodwill and Intangible Assets,” offset by increases in administrative and executive personnel over the past year to support our growth for the anticipated initiation of commercialization activities for ESTRASORB and increases in legal costs related to patent filings and research contract reviews. The increase from 2000 to 2001 of $4.1 million, or 69%, was due to a number of factors, including approximately $2.8 million of goodwill and intangible asset amortization related to our acquisitions of Fielding and the AVC product line, the increase in personnel from the Fielding acquisition, and the full effect of increases in administrative and executive employees hired during 2000 to support our growth.

Interest Income/(Expense)

     Net interest expense was $1.1 million in 2002, compared to $490,000 in 2001 and interest income of $551,000 in 2000. The increase in interest expense from 2001 to 2002, of $0.6 million, is due to the issuance of an additional $10.0 million of Notes to King and overall lower cash balances during 2002. The $1.0 million increase in the interest expense in 2001 related to the issuance of $30.0 million of the Notes from King, offset by additional interest income from higher cash balances during 2001 compared to 2000.

Liquidity and Capital Resources

     Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the commercialization of our product candidates, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our development of commercialization activities and arrangements. We plan to have multiple products in various stages of product development and we believe our research and development as well as selling, marketing and general administrative expenses and capital requirements will continue to increase. Future activities including clinical development, the establishment of commercial-scale manufacturing capabilities and the development of sales and marketing programs are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners. From 2000 through December 31, 2002 we have financed our operations primarily from:

•	the private placement of 2,813,850 shares of common stock in 2000 with net proceeds of approximately $10.5 million;

•	proceeds of approximately $40.0 million from 2000 to 2002 from the Notes with King (for details on this transaction, refer to our discussion in the Overview section above);

•	proceeds of $8.0 million from King in 2001 licensing fees and milestone payments (for details on these transactions refer to our discussion in the Overview section above); and

•	and net proceeds of $15.4 million from 2000 through 2002 for the exercise of stock options and warrants.

     In addition, in February 2003, we completed the private placement of 4,750,000 shares of common stock at $3.50 per share net proceeds of $16.6 million (“the February 2003 Financing”).

     At December 31, 2002 we had cash and cash equivalents of $3.0 million, compared to $20.0 million at December 31, 2001. We invest our cash and cash equivalents in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. The $17.0 million decrease in 2002 was due to our cash used in operations of $21.1 million and our investments in capital equipment of $9.7 million, offset by $13.7 million of financing activities from the net issuance of $9.4 million of convertible notes, the net exercise of $2.9 million in options and warrants, and proceeds from equipment loans of $1.3 million. Of the net $21.1 million used in operations, we used approximately $11.5 million to fund the activities of our research and development programs including costs associated with obtaining regulatory approval and clinical testing and manufacturing start up costs. Working capital was $378,000 at December 31, 2002 compared to $18.0 million at December 31, 2001. The decrease in working capital was primarily due to the cash flow activities above. Our year-end cash balance and working capital were substantially increased with the February 2003 Financing.

     Due to the April 2002 withdrawal of our NDA for ESTRASORB in order to provide additional information with respect to the CMC section of the filing, the previsoulsy anticipated launch date for ESTRASORB has been delayed pending the resubmission, which occurred in September 2002, and subsequent anticipated approval by the Food and Drug Administration. The costs related to the re-submission of the ESTRASORB NDA were in the range of $1.0 to $1.5 million. The delay in the launch date for ESTRASORB has had, and will continue to have, a negative effect on cash flow due to the related delays in revenues and some committed pre-launch costs and capital expenditures that could not be eliminated or deferred. We have been able to reduce or defer some, but not all, of the selling, marketing and manufacturing expenses and capital expenditure associated with ESTRASORB’s product introduction. We substantially completed the build-out of our manufacturing facility in 2002, but we have delayed the final delivery and acceptance of some manufacturing equipment until the first quarter of 2003.

     Upon withdrawal of the ESTRASORB NDA in April we prepared revised business plans for 2002, and later in the year for 2003, which assumed that we would obtain additional financing sufficient to fund our planned operations until the anticipated approval of ESTRASORB. In June 2002, we issued a $10.0 million convertible note to King and subsequent to year-end, in February 2003, we completed the private placement of 4,750,000 shares of common stock for $16.6 million. In December 2002 and January 2003, we also received a total of $1.5 million of equipment financing from the Philadelphia Industrial Development Corporation. In addition to these fundings, we may require additional funds in excess of our present working capital to complete the development of our product candidates and commercialization activities, including the final commercial scale-up of our manufacturing facility. We will continue to pursue raising capital through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and government agency contracts to defray the costs of clinical trials, product development, product line expansion and other related activities. There can be no assurance that additional financing will be available at all or on acceptable terms to permit successful commercialization of our technologies and products. If we are unable to raise additional capital, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our selling, marketing, general and administrative infrastructure or programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Based on our assessment of our current business plans, in the absence of new financing, we believe we have adequate resources to meet our obligations for the next 12 to 15 months.

Contractual Obligations and Commitments

     The following table summarizes our current obligations and commitments:

		Less than	1 - 3	4 5	After
Commitments & Obligations	Total	1 Year	Years	Years	5 Years

Convertible notes	$40,000	$—	$—	$40,000	$—
Operating leases	2,032	1,037	868	127	—
Financing Leases	1,639	245	477	458	459
Manufacturing facility lease	6,690	1,587	3,343	1,760	—

Total commitments & obligations	$50,361	$2,869	$4,688	$42,345	$459

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Information required under this section is contained in Part I, Item I of this report under the caption “Risk and Uncertainties” and in Item 8 of this report, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and notes thereto listed in the accompanying index to financial statements (Item 15) are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is contained in part under the caption “Executive Officers of the Registrant” in Part I hereof, and the remainder is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2003 (the “2003 Proxy Statement”) under the captions “Proposal 1 — Election of Directors” and “Beneficial Ownership of Common Stock” and is incorporated herein by this reference. We expect to file the 2003 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2002.

Item 11.  Executive Compensation

     The information required by this item is contained in the 2003 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is contained in the 2003 Proxy Statement under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is contained in the 2003 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.  Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14 (c) and 15d-14 (c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this annual report. Based on that review and evaluation, which included inquires made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. As a result of these reviews, and in connection with the situation noted below, the Company has both added to an expanded its previously existing internal control procedures.

     In October 2002 the Company discovered that a former employee had apparently embezzled approximately $450,000 from the Company over approximately a ten-month period. The Company engaged Ernst & Young LLP to perform forensic accounting and investigative services and, based on such investigation, concluded that the loss was limited to the aforementioned amount. Subsequent to year-end $200,000 of the loss was recovered by insurance coverage. We believe that the remaining balance may be recovered from other parties. The Company has been working with the appropriate governmental authorities for investigation and prosecution. The net loss has been recorded as an expense in the current year. No potential recovery, above the $200,000 received, has been accrued to offset the expense at this time.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements:

Reports of Independent Accountants; Consolidated Balance Sheets as of December 31, 2002 and 2001; Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000; Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000; Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000; Notes to Consolidated Financial Statements.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26770, filed March 21, 1997 (the “1996 Form 10-K”)), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-26770, filed March 29, 2001 (the “2000 Form 10-K”))

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 0-26770, filed August 13, 2001 (the “2001 Q2 Form 10-Q”))

4.1	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”))

4.2	Rights Agreement dated as of August 8, 2002, by and between Novavax, Inc. and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C (Incorporated by reference to the Company’s Current Report on Form 8-K File No. 26770, filed August 9, 2002)

††10.1	1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Proxy Statement in connection with the Annual Meeting held on May 8, 2002)

††10.2	Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10)

††10.3	Employment Agreement dated March 31, 1998, by and between the Company and D. Craig Wright (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-26770, filed April 15, 1999 (the “1998 Form 10-K”))

††10.4	Employment Agreement dated May 13, 1999, by and between the Company and John A. Spears (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-26770, filed March 9, 2000 (the “1999 Form 10-K”))

††10.5	Employment Agreement dated January 1, 2002 by and between the Company and James R. Mirto (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-26770, filed March 15, 2002 (the “2001 Form 10-K”))

††10.6	Employment Agreement dated January 1, 2002 by and between the Company and Dennis W. Genge (Incorporated by reference to Exhibit 10.8 to the 2001 Form 10-K)

††10.7	Offer Letter dated January 14, 2002 by and between the Company and Ann O. McGeehan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-26770, filed August 14, 2002)

††10.8	Offer Letter dated March 4, 2002 by and between the Company and Marvin A. Heuer M.D. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-26770, filed August 14, 2002)

*10.9	Secured Promissory Note dated March 21, 2002 by and between the Company and Mitchell J. Kelly

*10.10	Pledge Agreement dated March 21, 2002 by and between the Company and Mitchell J. Kelly

*10.11	Secured Promissory Note dated March 21, 2002 by and between the Company and Denis M. O’Donnell, M.D

*10.12	Pledge Agreement dated March 21, 2002 by and between the Company and Denis M. O’Donnell, M.D

*10.13	Guaranty of Account dated April 29, 2002 by and between the Company and CIBC World Markets Corporation for Denis M. O’Donnell, M.D.

10.14	Agreement of Lease by and between the Company and Rivers Center Associates Limited Partnership, dated September 25, 1996 (Incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K)

10.15	Agreement of Lease by and between W.M. Rickman Construction Co. and DynCorp Advanced Technology Services, Inc. dated March 30, 1995, as assigned to the Company by letter from W.M. Rickman Construction Co. dated September 1, 1999, and as amended letter from Company dated September 29, 1999 (Incorporated by reference to Exhibit 10.10 to the 2001 Form 10-K)

10.16	Agreement of Lease by and between GPG Enterprises, L.L.C. and The Fielding Pharmaceutical Company dated September 1, 2000 (Incorporated by reference to Exhibit 10.11 to the 2001 Form 10-K)

10.17	Agreement of Lease by and between Association of Entrepreneurs Sciences, Inc. and Novavax Inc. dated March 8, 2002 (Incorporated by reference to Exhibit 10.12 to the 2001 Form 10-K)

10.18	Facilities Reservation Agreement dated as of February 11, 2002, between the Company and Packaging Coordinators, Inc. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K Company’s Annual Report on Form 10-Q, filed December 31, 2001)

10.19	License Agreement between IGEN, Inc. and Micro-Pak, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-26770, filed April 1, 1996)

10.20	License Agreement by and between the Company and Parkedale Pharmaceuticals, Inc. dated October 21, 1999 (Incorporated by reference to Exhibit 10.13 to the 1999 Form 10-K)

10.21	Agreement and Plan of Merger dated October 4, 2000 between the Company and the parties identified therein (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 19, 2000)

10.22	Agreement for Purchase and Sale of Assets Relating to AVCTM Product Line dated as of January 8, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 19, 2001)

10.23	Copromotion Agreement dated as of January 8, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 19, 2001)

10.24	First Amendment to the Copromotion Agreement dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the 2001 Q2 Form 10-Q)

10.25	Second Amendment to the Copromotion Agreement dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the 2001 Q2 Form 10-Q)

10.26	Third Amendment to the Copromotion Agreement dated June 26, 2002 between Novavax, Inc. and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 2, 2002 (the “July 2002 Form 8-K”))

10.27	Exclusive License and Distribution Agreement dated as of January 8, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 19, 2001)

10.28	First Amendment to the Exclusive License and Distribution Agreement dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to the 2001 Q2 Form 10-Q)

10.29	Second Amendment to the Exclusive License and Distribution Agreement dated as of June 29, 20001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.4 to the 2001 Q2 Form 10-Q)

10.30	Form of Stock and Warrant Purchase Agreement dated January 28, 2000, by and between the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-K)

10.31	Note Purchase Agreement dated as of December 19, 2000 between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed January 2, 2001)

10.32	September 2001 Note Purchase Agreement dated as of September 7, 2001 between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 5, 2001)

10.33	June 2002 Note Purchase Agreement dated June 26, 2002 between Novavax, Inc. and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.2 to the July 2002, Form 8-K)

10.34	Amended and Restated Investor Rights Agreement dated June 26, 2002 between Novavax, Inc. and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.4 to the July 2002 Form 8-K)

*10.35	Note dated December 20, 2002 by and between the Company and PIDC Local Development Corporation

*10.36	Security Agreement dated December 20, 2002 by and between the Company and PIDC Local Development Corporation

*10.37	Note dated December 20, 2002 by and between the Company and PIDC Local Development Corporation

*10.38	Security Agreement dated December 20, 2002 by and between the Company and PIDC Local Development Corporation

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the 2001 Form 10-K).

*23	Consent of Ernst & Young LLP, Independent Auditors.

*99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell J. Kelly, President and Chief Executive Officer of the Company

*99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dennis W. Genge, Vice President and Chief Financial Officer of the Company

(b)	Reports on Form 8-K:

On July 2, 2002, the Company filed a current report on Form 8-K under Item 5 to report the issuance of $10.0 million in convertible notes.

On August 9, 2002, the Company filed a current report on Form 8-K under Item 5 to report the adoption of a Stockholder Rights Plan.

On September 10, 2002, the Company filed a current report on Form 8-K under Item 5 to announce the submission of a New Drug Application with the U.S. Food and Drug Administration, for ESTRASORB ™, an estradiol topical emulsion. Separately, the Company announced that John A. Spears had resigned from the positions of President, CEO and Director of the Company and that James R. Mirto had resigned as Senior Vice President and Chief Operating Officer.

On February 18, 2003, the Company filed a current report on Form 8-K to report the completion of a private placement of 4,750,000 common shares at $3.50 per share to SJ Strategic Investments LLC, for total proceeds from the share sale of $16,625,000. In conjunction with the private placement of shares, the Company has waived the provisions of its Stockholder Rights Plan with respect to SJ Strategic Investments LLC. In addition to the waiver, the Company also entered into a one-year standstill agreement with SJ Strategic Investments LLC that allows SJ Strategic Investments LLC to increase its ownership position in Novavax voting shares to 25.0%.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003

NOVAVAX, INC.

By:	/s/ Mitchell J. Kelly President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacity and on the date indicated.

Name	Title	Date

/s/ MITCHELL J. KELLY Mitchell J. Kelly	President and Chief Executive Officer and Director	March 27, 2003

/s/ DENNIS W. GENGE Dennis W. Genge	Vice President and Chief Financial Officer (Principal Financial and	March 27, 2003

/s/ GARY C. EVANS Gary C. Evans	Accounting Officer) Director	March 27, 2003

/s/ J. MICHAEL LAZARUS, M.D. J. Michael Lazarus, M.D.	Director	March 27, 2003

/s/ JOHN O. MARSH, JR. John O. Marsh, Jr.	Director	March 27, 2003

/s/ MICHAEL A. MCMANUS Michael A. McManus	Director	March 27, 2003

/s/ DENIS M. O’DONNELL, M.D. Denis M. O’Donnell, M.D.	Director	March 27, 2003

/s/ RONALD H. WALKER Ronald H. Walker	Director	March 27, 2003

CERTIFICATIONS

I, Mitchell J. Kelly, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Novavax, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Mitchell J. Kelly President and CEO

CERTIFICATIONS

I, Dennis W. Genge, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Novavax, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Dennis W. Genge Vice President and Chief Financial Officer

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001and 2000

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Novavax, Inc.

     We have audited the accompanying consolidated balance sheets of Novavax, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novavax, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the financial statements, in 2002 the Company changed its method for accounting for goodwill and other intangible assets to comply with the accounting provisions of Statement of Financial Accounting Standards No. 142.

/s/ Ernst and Young LLP

February 28, 2003
McLean, Virginia

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,005	$20,045
Trade accounts receivable, net	1,882	3,878
Inventory, net	633	537
Prepaid expenses and other current assets	722	567

Total current assets	6,242	25,027
Property and equipment, net	13,655	4,326
Goodwill, net	33,141	33,141
Other intangible assets, net	3,966	4,621
Other long term assets	501	—

Total assets	$57,505	$67,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,534	$1,410
Accrued expenses	2,844	4,337
Deferred revenue — current	275	1,250
Current portion of long term debt and capital lease obligations	211	—

Total current liabilities	5,864	6,997
Convertible notes	40,000	30,000
Deferred revenue — non-current	2,375	2,625
Long term debt, capital lease obligations and other	1,193	—
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 25,222,110 issued and 24,972,050 outstanding at December 31, 2002, and 23,871,794 issued and 23,294,633 outstanding at December 31, 2001	252	239
Additional paid-in capital	102,361	97,861
Notes receivable from directors	(1,480)	—
Accumulated deficit	(87,527)	(64,830)
Treasury stock, 557,752 and 577,161 shares, cost basis, at December 31, 2002 and 2001, respectively	(5,533)	(5,777)

Total stockholders’ equity	8,073	27,493

Total liabilities and stockholders’ equity	$57,505	$67,115

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	For the years ended December 31,

	2002	2001	2000

Revenues
Product sales	$12,809	$17,252	$—
Contract research and development	971	2,689	1,725
Milestone and licensing fees	1,225	4,125	750

Total revenues	15,005	24,066	2,475
Operating cost and expenses:
Cost of sales	3,559	4,052	—
Research and development	11,501	10,775	9,358
Selling and marketing	12,848	8,539	—
General and administrative	8,655	9,955	5,859

Total operating costs and expenses	36,563	33,321	15,217

Loss from operations	(21,558)	(9,255)	(12,742)
Interest (expense)/income, net	(1,139)	(490)	551

Net loss	$(22,697)	$(9,745)	$(12,191)

Basic and diluted loss per share	$(0.93)	$(0.43)	$(0.64)

Basic and diluted weighted average number of common shares outstanding	24,433,868	22,670,274	19,015,719

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share information)

						Note
	Common Stock		Additional		Deferred	Receivable		Total
			Paid-in	Accumulated	Stock	From	Treasury	Stockholders'
	Shares	Dollars	Capital	Deficit	Compensation	Directors	Stock	Equity

Balance, December 31, 1999	15,173,688	$152	$45,622	$(42,894)	$(5)	$--	$(35)	$2,840
Amortization of deferred compensation	—	—	—	—	5	—	—	5
Private sale of common stock, net	2,813,850	28	10,470	—	—	—	—	10,498
Stock issued for acquisition	2,312,501	23	18,477	—	—	—	—	18,500
Acquisition obligation	—	—	5,000	—	—	—	—	5,000
Exercise of stock options and warrants	2,286,265	23	12,042	—	—	—	(4,893)	7,172
Net loss	—	—	—	(12,191)	—	—	—	(12,191)

Balance, December 31, 2000	22,586,304	226	91,611	(55,085)	—	—	(4,928)	31,824
Exercise of stock options and warrants	1,285,490	13	6,250	—	—	—	(849)	5,414
Net loss	—	—	—	(9,745)	—	—	—	(9,745)

Balance, December 31, 2001	23,871,794	239	97,861	(64,830)	—	—	(5,777)	27,493
Exercise of stock options and warrants	987,998	9	4,392	—	—	—	—	4,401
Warrants issued as compensation	—	—	108	—	—	—	—	108
Notes receivable from directors	—	—	—	—	—	(1,480)	—	(1,480)
Shares issued to Fielding shareholders	362,318	4	—	—	—	—	—	4
Shares issued to King	—	—	—	—	—	—	232	232
Shares issued to 401K plan	—	—	—	—	—	—	12	12
Net loss	—	—	—	(22,697)	—	—	—	(22,697)

Balance, December 31, 2002	25,222,110	$252	$102,361	$(87,527)	$—	$(1,480)	$(5,533)	$8,073

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,

	2002	2001	2000

Operating Activities
Net loss	$(22,697)	$(9,745)	$(12,191)
Reconciliation of net loss to net cash used by operating activities:
Loss on disposal/sale of asset	—	137	—
Amortization	655	3,136	362
Depreciation	483	353	232
Provision for bad debt	73	70	—
Non-cash compensation expense	108	—	5
Deferred rent expense	90	—	—
Non-cash net interest	235	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,923	(2,994)	220
Inventory	(96)	(76)	(211)
Prepaid expenses and other assets	(95)	190	(555)
Accounts payable and accrued expenses	(520)	592	2,740
Deferred revenue	(1,225)	3,771	(646)

Net cash used by operating activities	(21,066)	(4,566)	(10,044)

Investing activities
Acquisition of businesses, net of cash acquired	—	—	(12,466)
Acquisition of product lines	—	(3,332)	—
Capital expenditures	(9,661)	(2,335)	(831)
Deferred patent costs	—	—	(86)

Net cash used in investing activities	(9,661)	(5,667)	(13,383)

Financing activities
Proceeds from issuance of convertible notes	9,448	10,000	20,000
Net proceeds from equipment loans	1,332	—	—
Payment of capital lease obligations	(18)	—	(111)
Proceeds from private placements of common stock	—	—	10,498
Proceeds from the exercise of stock options and warrants	2,925	5,414	7,172

Net cash provided by financing activities	13,687	15,414	37,559

Net change in cash and cash equivalents	(17,040)	5,181	14,132
Cash and cash equivalents at beginning of year	20,045	14,864	732

Cash and cash equivalents at end of year	$3,005	$20,045	$14,864

See accompanying notes.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

1.  Description of Business

     Novavax, Inc., a Delaware corporation, (“Novavax” or “the Company”) was incorporated in 1987, and is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions which are used as vehicles for the delivery of a wide variety of drugs and other therapeutic products. These include certain hormones, and vaccine adjuvants, which are substances added to vaccines to enhance their effectiveness. In addition, Novavax conducts research and development on preventative and therapeutic vaccines for a variety of infectious diseases.

     In June 2001, Novavax filed a New Drug Application with the Food and Drug Administration for ESTRASORB™, a topical emulsion for estrogen replacement therapy. In April 2002, Novavax was informed by the Food and Drug Administration that the agency had completed their review of the New Drug Application for ESTRASORB. At that time, the agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information with respect to the Chemistry, Manufacturing and Controls (“CMC”) section of the filing. Novavax determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the New Drug Application and resubmit it once all of the responses to the CMC questions have been prepared. In September 2002 Novavax resubmitted the New Drug Application, which was accepted for review by the FDA in November 2002. Novavax has several product candidates in pre-clinical and human clinical trials, including ANDROSORB™, a topical emulsion for testosterone replacement therapy that we expect to begin Phase III testing in 2003.

     The products currently under development or in clinical trials by the Company will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful and that any of the Company’s potential products will prove to be safe and effective in clinical trial. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The Company also recognizes that the commercial launch of any product is subject to certain risks including, but not limited to, manufacturing scale-up and market acceptance. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.

     The Company will continue to pursue raising capital through the public or private sale of securities of the Company. There can be no assurance that the Company will be able to raise additional financing or that if such financing is available, that the terms of the financing will be satisfactory to the Company. If we are unable to raise additional capital, we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our sales force, reduce or defer our marketing expenses, or reduce general and administrative infrastructure. Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to meet our 2003 obligations as they become due.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. Substantially all cash equivalents are held in short-term money market accounts with banks and brokerage accounts with large, high quality financial institutions.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000 — (Continued)

2.  Summary of Significant Accounting Policies — (Continued)

Financial Instruments and Concentration of Credit Risk

     Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and convertible notes payable. The Company maintains its cash and cash equivalents in bank and brokerage accounts with high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and management believes the risk of loss to be minimal. Accounts receivable consist principally of amounts due from credit worthy wholesale drug distributors, the federal government and other large institutions. The Company extends credit to its customers generally without requiring collateral. The Company monitors the balances of individual customer accounts to assess collectibility and has provided a reserve for potential bad debts and product returns of $193,000 and $120,000 as of December 31, 2002 and 2001, respectively. Credit losses have historically been within management’s expectations. The carrying value of cash and cash equivalents and accounts receivable approximates their fair value based on their short-term maturities at December 31, 2002 and 2001. The fair values of convertible notes approximate their fair value as of December 31, 2002, and 2001 based on rates currently available to the Company for debt with similar terms and remaining maturities.

     As of December 31, 2002, three customers accounted for 63% of the Company’s revenues and 60% of the Company’s accounts receivable.

Inventories

     Inventories are priced at the lower of cost or market using the first-in-first-out method and consist of the following:

	December 31,

	2002	2001

Raw materials	$479,000	$263,000
Finished goods	154,000	274,000

	$633,000	$537,000

Property and Equipment

     Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally 3 to 7 years. Amortization of leasehold improvements is provided over the estimated useful lives of the improvements or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Patent Costs

     Costs associated with obtaining patents, principally legal costs and filing fees, are being amortized on a straight-line basis over the remaining estimated economic lives of the respective patents.

Goodwill and Intangible Assets

     Goodwill and intangible assets principally result from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Accumulated amortization expense was $5.0 million and $4.4 million as of December 31, 2002 and 2001, respectively.

     In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests or more frequently should indicators of impairment arise. Other intangible assets are to be amortized over their useful lives beginning in the first quarter of 2002. The Company utilizes a discounted cash flow analysis, which includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. In the fourth quarter of 2002, the Company performed the required annual impairment test on the carrying amount of its goodwill, which indicated the Company’s estimated fair value of goodwill exceeded it carrying value, therefore, no impairment was identified at December 31, 2002.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

2.  Summary of Significant Accounting Policies (Continued)

     Goodwill and Intangible Assets — (continued)

     If goodwill and other intangible assets had been accounted for in accordance with this guidance from the date of acquisition, net income and EPS would be as follows:

	2002	2001	2000

Net loss reported	$(22,697)	$(9,745)	$(12,191)
Amortization expense	—	2,450	—

Pro forma net loss	$(22,697)	$(7,295)	$(12,191)
EPS reported	$(0.93)	$(0.43)	$(0.64)
EPS pro forma	$(0.93)	$(0.32)	$(0.64)

Impairment of Long-Lived Assets and Recoverability of Intangibles

     The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows are less than the assets’ carrying value. No such impairment losses have been recognized to date.

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and charge backs. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. A large part of our product sales are to distributors who resell the products to their customers. We provide rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at prices determined under a contract between us and the customer or to state agencies, which administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. We estimate the amount of the rebate that will be paid, and record the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. We regularly analyze the historical rebate trends and make adjustments to recorded reserves for changes in trends and terms of rebate programs.

     Up-front payments and licensing fees are deferred and recognized as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

2.  Summary of Significant Accounting Policies (Continued)

Revenue Recognition — (continued)

     Revenues earned under research contracts are recognized on the percentage of completion method as described in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The extent of progress toward completion is measured on the cost-to-cost method. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenues from contracts with acceptance terms are recognized when the customer has received and approved the services. During the fourth quarter we reassessed the remaining costs, progress and milestones outstanding on four contracts. Based on this review we determined that estimated costs to complete had been underestimated throughout the year. We have reevaluated the estimated costs to complete on all contracts. The effect of this reevaluation is an $800,000 reduction to revenue, with no corresponding reduction in expenses. The impact of this adjustment affects previously disclosed revenues in our 2002 quarterly reports.

Net Loss per Share

     Basic loss per share is computed by dividing the net loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator), during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potentially dilutive common shares are not included in the computation of dilutive earnings per share if they are anti-dilutive. Net loss per share as reported was not adjusted for potential common shares, as they are anti-dilutive.

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

     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(22,697)	$(9,745)	$(12,191)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,204)	(5,780)	(2,418)
Pro forma net loss	$(25,901)	$(15,525)	$(14,609)
Net loss per share:
Basic and diluted — as reported	$(0.93)	$(0.43)	$(0.64)
Basic and diluted — pro forma	$(1.06)	$(0.68)	$(0.77)

     These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

Advertising and Promotion Costs

     All costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense was $3.8 million in 2002 and $1.9 million in 2001. Prior to 2001, the Company incurred no material advertising or promotional expenses.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

2.  Summary of Significant Accounting Policies (Continued)

Research and Development Costs

     Research and development costs are expensed as incurred.

Income Taxes

     The Company’s income taxes are accounted for using the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

     The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2002 and 2001.

Comprehensive Loss

     Under Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2002, 2001 and 2000.

Segment Information

     The Company currently operates in one business segment, which is the development and commercialization of products focused on women’s health and infectious diseases. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 128, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 31, 2002. T he Company does not expect adoption of SFAS 148 to have material effect on its financial condition, results of operations or liquidity.

     In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides a model for how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The model requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangements meet certain criteria. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not expect adoption of EITF 00-21 to have a material effect on its financial condition, results of operations or liquidity.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

2.  Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements — (continued)

are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations, or liquidity.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51. Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and for periods beginning after June 15, 2003 for all other variable interest entities. The Company is currently in the process of evaluating what impact, if any, FIN 46 will have on its financial condition, results of operations or liquidity.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Product Agreements and Acquisitions

King Pharmaceuticals Agreements

     In January 2001, we entered into co-promotion agreement with King Pharmaceuticals, Inc., (“King”) for the Company’s topical estrogen replacement therapy, ESTRASORB™ in the U.S. and Puerto Rico (the “Territory”). We also entered into a license agreement with King for many countries outside the United States. The co-promotion and license agreements (the “Agreements”) grant King the right to share equally in the revenues and expenses for manufacturing and marketing ESTRASORB in the Territory and exclusive rights to many countries outside the U.S. The Agreements also entitled us to receive up to $5.0 million in milestone payments from King for achievement of milestones outlined in the Agreements. In addition, we agreed to combine U.S. sales efforts payments with King to begin co-promoting one of King’s products already on the market, Nordette®, a birth control pill.

     In June 2001, we amended the Agreements (the “Amended Agreements”). The Amended Agreement clarified the terms of the milestone payments and in June 2001, we recognized $2.5 million as the first milestone was achieved upon the filing of the ESTRASORB New Drug Application with the Food and Drug Administration. The second milestone was achieved upon the acceptance for review of the New Drug Application by the FDA in August 2001. This entitled us to receive an additional $2.5 million milestone payment, which was received in September 2001.

     The Amended Agreements also grant King exclusive rights to promote, market and distribute ESTRASORB in Canada, Switzerland, Greece, Italy, Spain and the Netherlands, the only countries excluded from the original license agreement. In addition the Amended Agreements included the co-promotion and license of ANDROSORB, a topical testosterone replacement therapy for testosterone deficient women. Under the terms of the Amended Agreements we received $3.0 million from King in up-front licensing fees, which were recorded as deferred revenue and is recognized over the term of the Amended Agreements. We will also receive additional milestone payments of $1.0 million upon ESTRASORB’s regulatory approval in Canada and $2.0 million upon regulatory approval of ESTRASORB in any one of the five European countries listed above. We are also entitled to receive royalties on future sales of ESTRASORB and ANDROSORB outside the United States. In January 2001, we also acquired the rights to AVC™ Cream and Suppositories (“AVC”) from King for approximately $3.3 million in cash. The AVC product line generated $3.5 million in revenue in 2001, and $2.0 million in 2002.

     In June 2002, we further amended the co-promotion agreement related to ANDROSORB. We will share equally in approved pre-launch marketing costs for ANDROSORB with King, while we will be solely responsible for the research and development expenses for ANDROSORB. In addition, King will pay us a $1.0 million milestone payment upon the receipt of all approvals necessary for commercialization of ANDROSORB.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

3.  Product Agreements and Acquisitions (Continued)

King Pharmaceuticals Agreements — (continued)

     The Amended Agreements also have a change of control provision. The provision allows King several options in the event of a change in control at Novavax including, (i) terminating our right to co-promote King Products, (ii) terminating our rights to promote ESTRASORB and ANDROSORB and certain other hormone therapies for women for which King is paying 50% of the development cost or (iii) requiring Novavax to assign and transfer to King all related rights of ownership for ESTRASORB and ANDROSORB and certain other hormone replacement therapies for women and license to King on an exclusive and perpetual basis all intellectual property rights and know how. If King chooses to exercise its rights under clause (ii) or (iii) above, King will have to pay royalties on net sales of the products. In addition, King will have to pay for the cost of manufacturing plus a markup consistent with the terms of the license agreement for the handling cost.

Fielding Pharmaceutical Company

     In December 2000, Novavax acquired privately-owned Fielding Pharmaceutical Company (“Fielding”), based in St. Louis, Missouri. Fielding sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. The purchase method of accounting was used to account for the transaction.

     The total purchase price and related expenses of $38.7 million consisted of $18.5 million in Novavax common stock, $13.0 million in cash, a $5.0 million accrual for future conditional consideration based on earnings and revenue targets for 2001, $1.1 million in assumed liabilities and $1.1 million in transaction costs. The $5.0 million conditional consideration was subsequently determined to be earned and was paid in 362,318 shares of common stock in January 2002, at the then current 15 day trading average of $13.80 per share.

     The aggregate consideration of $38.7 million was allocated to cash ($1.7 million), accounts receivable and inventory ($1.2 million), property and equipment ($275,000) and goodwill ($35.5 million).

4.  Supplemental Financial Data

Property and Equipment

     Property and equipment is comprised of the following at December 31:

	2002	2001

	(in thousands)
Construction in progress and deposits on machinery	$10,382	$1,422
Machinery and equipment	3,429	2,772
Leasehold improvements	1,119	1,086
Computer software and hardware	432	269

	15,362	5,549
Less accumulated depreciation	(1,707)	(1,223)

	$13,655	$4,326

     Depreciation expense was $483,000, $353,000, and $232,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

4.  Supplemental Financial Data — (Continued)

Goodwill and Intangible Assets

     Goodwill and other intangible assets consist of the following at December 31:

	2002	2001

	(in thousands)
Goodwill — Fielding acquisition	$35,590	$35,590
Goodwill — Biomedical Services acquisition	542	542
Accumulated amortization	(2,991)	(2,991)

	$33,141	$33,141

Non-compete — Biomedical Services acquisition	$148	$148
AVC — Product acquisition	3,332	3,332
Patents	2,525	2,525

	6,005	6,005
Accumulated amortization	(2,039)	(1,384)

	$3,966	$4,621

     Amortization expense was $655,000, $3,136,000, $362,000 and for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated future amortization expenses for Intangible Assets as of December 31, 2002 are as follows:

Year	Amortization Expense

2003	$655
2004	643
2005	626
2006	626
2007	626
Thereafter	509

$3,685

Accrued Expenses

     Accrued expenses consist of the following at December 31:

	2002	2001

	(in thousands)
Operating expenses	$696	$2,469
Employee benefit and compensation	643	1,082
Property and equipment	705	554
Interest	800	232

	$2,844	$4,337

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

5.  Long-term debt

     Notes payable

     At December 31, 2002 notes payable consisted of the following:

Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,061 through December 2009	$271
Note payable; bears interest at 2.85% per annum; principal and interest due in monthly installments of $6,573 through January 2010	500
Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468 through January 2010	500

Total	1,271
Less current portion	(187)

Long-term portion	$1,084

     The notes are secured by the Company’s machinery, equipment, leasehold improvements and furniture and fixtures located in the Company’s manufacturing suite in Philadelphia, Pennsylvania.

     Convertible notes

     On December 19, 2000, Novavax entered into a Note Purchase Agreement with King whereby it agreed to issue to King 4% senior convertible promissory notes in the aggregate amount up to $25.0 million. On that same date, the Company issued a 4% senior convertible promissory note to King for $20.0 million in principal. On September 7, 2001, the Company issued a second 4% senior convertible promissory note to King for $5.0 million in principal. These notes are currently convertible into Novavax common stock at $8.99 per share or 2,780,558 shares.

     On September 7, 2001 the Company entered into a second Note Purchase Agreement with King and issued a third 4% senior convertible promissory note to King for $5.0 million principal. The third note is currently convertible into common stock at $12.21 per share or 409,668 shares.

     On June 26, 2002 the Company entered into a third Note Purchase Agreement with King and issued a 4% senior convertible promissory note for $10.0 million principal. The fourth note is currently convertible into Novavax common stock at $5.31 per share, or 1,885,014 shares.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

5.  Long-term debt — (Continued)

     Convertible notes — (continued)

     All of the notes, which total $40.0 million, mature on December 19, 2007 with interest payable in semi-annual installments on June 30 and December 31. Up to 50% of the interest may be paid in common stock of the Company, subject to certain conditions. The conversion prices on all the notes represents an 18% premium to the trailing 20 day average stock price prior to the agreed upon lock-in dates, with subsequent adjustments in 2002 and 2003 for anti-dilutive provisions related to equity offerings below the original conversion prices. Each note has a conversion feature, that allows us to convert the notes to common stock of the Company from January 2002 through December 31, 2004 if the closing price of our common stock exceeds 180% of the conversion price of the note for at least 30 trading days in any period of 45 consecutive trading days. After December 31, 2004, the notes can be redeemed by the Company at 102%, 101% and 100% of face value during the years ended December 31, 2005, 2006 and 2007, respectively.

     For the year ended December 31, 2002 we made cash interest payments of $600,000 and accrued an additional $800,000 for interest expense at year-end for which King agreed to accept payment in our common stock. In February 2003 we issued 307,692 shares of common stock, at the year-end price of $2.60 per share to King, for payment of the accrual. Of the total interest on the Notes, the Company has capitalized $173,915 for interest incurred on debt used to finance the build out of it’s manufacturing facility. The notes and related agreements also have covenants that require the Company to obtain written approval from King prior to entering into transactions above defined limits, to secure additional indebtedness, or acquire additional product lines or businesses. In addition to the covenants, the notes have a change in control provision as well. In the event of a change of control, the Company will be required to repurchase the notes at 101% of the principal amount, plus accrued interest within sixty days of the change in control.

     Aggregate future minimum principal payments on long-term debt at December 31, 2002 are as follows:

Year	Amount

2003	$187
2004	201
2005	208
2006	210
2007	40,146
Thereafter	319

$41,271

6.  Stockholders’ Equity

     In January 2000, the Company closed a private placement of 2,813,850 shares of its Common Stock to accredited investors (the “2000 Private Placement”. The issuance price of the Common Stock was $4.00 per share. Each share was sold together with a non-transferable warrant for the purchase of 0.25 additional shares at an exercise price of $6.75. The related warrants had a three-year term and have subsequently been exercised or expired. Gross proceeds from the 2000 Private Placement were $11,255,400. The Company issued non-transferable warrants to the placement agent for the purchase of 281,385 shares of the Company’s common stock, with an exercise price of $6.75 per share and a three-year term, which have also subsequently been exercised or expired. In addition, the placement agent received fees of approximately $675,000. The Company incurred other costs in conjunction with the 2000 Private Placement of approximately $80,000. Net proceeds to the Company from the 2000 Private Placement were approximately $10.5 million.

     On August 7, 2002, the Company adopted a Shareholder Rights Plan which provided for the issuance of rights to purchase shares of Series D Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company. Under the Shareholder Rights Plan, the Company distributed one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 (the “Common Shares”), of the Company. The Rights were distributed to stockholders of record on August 16, 2002.

     Each Right entitles the holder to purchase from the Company one-thousandth of a Preferred Share at a price of $40, subject to adjustment, per one one-thousandth of a Preferred Share. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of the Board of Directors, acquires or announces an offer to acquire beneficial ownership of 15% or more of the Company’s Common Shares. In the event that any party acquires 15% or more of the Company’s Common Stock, the Company enters into a merger or other business combination, or if a substantial amount of the Company’s assets are sold after the time that the Rights become exercisable, the Rights provide that the holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the Right.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

6.  Stockholders’ Equity — (Continued)

     The Rights expire August 7, 2012, and are redeemable by the Company at a price of $0.00025 per Right at any time prior to the time that any party acquires 15% or more of the Company’s Common Shares. Until the earlier of the time that the Rights become exercisable, are redeemed or expire, the Company will issue one Right with each new Common Share issued.

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

     Activity under the 1995 Stock Option Plan and 1995 Director Stock Option Plan was as follows:

	1995 Stock Option Plan		1995 Director Stock Option Plan

		Weighted Average		Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price

Balance, December 31, 1999	3,388,453	$3.58	440,000	$3.66
Granted	1,019,500	7.62	60,000	5.63
Exercised	(485,728)	3.87	(80,000)	3.25
Expired or canceled	(28,040)	3.75	—	—

Balance, December 31, 2000	3,894,185	4.60	420,000	4.02
Granted	1,227,601	9.47	—	—
Exercised	(668,980)	3.18	(70,000)	3.95
Expired or canceled	(52,400)	4.95	—	4.14

Balance, December 31, 2001	4,400,406	6.17	350,000	4.03
Granted	539,470	8.77	—	—
Exercised	(410,902)	4.69	(50,000)	4.14
Expired or canceled	(927,178)	8.60	—	—

Balance, December 31, 2002	3,601,796	$6.10	300,000	$4.01

Shares exercisable at December 31, 2000	2,278,428	$3.48	420,000	$4.02

Shares exercisable at December 31, 2001	2,282,578	4.41	350,000	4.03

Shares exercisable at December 31, 2002	2,540,483	$5.17	300,000	$4.01

Available for grant at December 31, 2002	1,522,371		—

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

7.  Stock Options and Warrants (Continued)

     The weighted-average fair value of the stock options granted during 2002, 2001 and 2000 is estimated as $8.32, $9.47 and $7.62 per share, respectively. The fair of awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31

	2002	2001	2000

Risk-free interest rate	4.0%	5.0%	6.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	85.0%	58.0%	80.0%
Expected life (in years):
Employees	6.0	6.0	6.0
Directors	3.0	3.0	3.0

     The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2002:

	Number of	Weighted Average	Weighted
	Options	Remaining	Average	Number of	Weighted Average
	Outstanding	Contractual Life	Exercise Price	Options Exercisable	Exercise Price

Options issued at below market value:
$0.00 - $1.17	210,144	3.0	$0.01	210,144	$0.01
Options issued at market value:
$1.17 - $2.33	46,094	5.7	1.85	46,094	1.85
$2.33 - $3.50	411,733	5.3	3.27	299,233	3.23
$3.50 - $4.66	989,153	3.1	3.78	932,653	3.79
$4.66 - $5.83	441,500	4.3	5.26	434,625	5.26
$5.83 - $6.99	266,666	1.2	6.26	233,333	6.19
$6.99 - $8.16	175,000	5.3	7.43	150,000	7.33
$8.16 - $9.32	779,251	6.7	9.00	415,956	8.96
$9.32 - $10.49	431,505	6.4	10.05	70,758	9.34
$10.49- $11.65	150,750	3.8	11.39	47,687	11.23

	3,901,796	4.6	$6.03	2,840,483	$5.05

Common Stock Warrants

     In connection with the 2000 Private Placement the Company granted warrants to purchase an additional 703,460 shares at an exercise price of $6.75. In addition, warrants to purchase 281,385 shares were issued to the placement agent at an exercise price of $6.75 per share. The warrants had a three-year term. As of December 31, 2002, 714,283 of these warrants have been exercised and 270,562 were outstanding. The outstanding warrants expired without any additional exercises subsequent to year-end.

8.  Employee Benefits

     The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed ninety days of service may elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code, as amended.

     The Company currently matches 25% of the first 6% of the participants’ deferral. Contributions to the 401(k) Plan vest equally over a three-year period. The Company has expensed approximately $48,000, $35,000, and $28,000 in 2002, 2001, and 2000, respectively.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

9. Income Taxes

     Deferred tax assets (liabilities) consist of the following at December 31:

	2002	2001

	(in thousands)
Net operating losses	$23,246	$13,540
Research tax credits	1,978	1,464
Disqualifying stock options	673	673
Alternative-minimum tax credit	94	94
Equipment and furniture	0	34
Intangibles from acquisition	276	184
Allowance for doubtful accounts	75	47
Accrued vacation pay	52	52
Deferred revenues	1,023	1,496

Total deferred tax assets	27,417	17,584
Deferred patent costs	(486)	(544)
Depreciation	(69)	—
Deferred Rent	(35)	—

Total deferred tax liabilities	(590)	(544)
Net deferred tax assets	26,827	17,040

Less valuation allowance	$(26,827)	$(17,040)
Deferred tax assets, net	—	—

     The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2002	2001

Statutory federal tax rate	(34)%	(34)%
State income taxes, net of federal benefit	(5)	(3)
Research and development credit	(2)	(3)
Other	—	9
Change in valuation allowance	41	31

	—%	—%

     Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2002 and 2001.

     Novavax has recorded no net benefit for income taxes in 2002, 2001 and 2000 in the accompanying consolidated financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

     Federal net operating losses and tax credits available to the Company are as follows:

2002

(in thousands)
Federal net operating losses expiring through the year 2021	$60,191
State net operating losses expiring through the year 2021	60,191
Research tax credits expiring through the year 2021	1,978
Alternative-minimum tax credit (no expiration)	94

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2001 and 2000

10.  Commitments and Contingencies

     Novavax leases manufacturing, laboratory and office space, machinery and equipment and automobiles under non-cancelable operating lease agreements expiring at various dates through January 2007. Future minimum rental commitments under non-cancelable leases as of December 31, 2002 are as follows:

	Capital	Operating
Year	Leases	Leases

	(in thousands)
2003	$28	$2,624
2004	19	2,305
2005	—	1,906
2006	—	1,887

Total minimum lease payments	$47	$8,722

Less amounts representing interest	(5)

Present value of minimum lease payments	$42
Less current portion of capital lease obligation	(24)

Long-term portion	$18

     The cost and accumulated depreciation of assets recorded under capital lease obligations approximated $50,000 and $2,500, respectively at December 31, 2002.

     Aggregate rental expenses approximated $3,750,000, $1,050,000, and $411,000 in 2002, 2001 and 2000, respectively.

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

11.  Related Party Transaction

     On March 21, 2002, pursuant to our Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full recourse, interest bearing promissory notes in the aggregate amount of $1,479,268. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes are payable upon the earlier to occur of the following: (i) payable in full upon the date on which the director ceases for any reason to be a director of the Company, (ii) payable in part to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007. In addition, in 2002 we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000.

12.  Subsequent Events

     In February 2003, we completed the private placement of 4,750,000 shares of Common Stock at $3.50 per share to an accredited investor for net proceeds of $16.6 million.