Form 10-Q
period 2003-03-31
NOVAVAX INC
filed 2003-05-15
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.
March 31, 2003	0-26770

NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8320 Guilford Road, Columbia, MD	21046
(Address of principal executive offices)	(Zip code)

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

[x] Yes	[ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

[x] Yes	[ ] No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares Outstanding at May 1, 2003: 29,722,051

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended March 31, 2003

Table of Contents

Part I.	Financial Information	Page No.

Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3

	Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosure about Market Risk	15

Item 4	Controls and Procedures	15

Part II	Other Information

Item 1	Legal Proceedings	*

Item 2	Changes in Securities	16

Item 3	Defaults upon Senior Securities	*

Item 4	Submission of Matters to a Vote of Security Holders	*

Item 5	Other Information	*

Item 6	Exhibits and Reports on Form 8-K	16

Signature		17

Certifications		18

*No information provided due to inapplicability of item.

Part I. Financial Information
Item 1. Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2003	2002

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,320	$3,005
Trade accounts receivable, net	1,271	1,882
Inventory, net	630	633
Prepaid expenses and other current assets	538	722

Total current assets	16,759	6,242
Property and equipment, net	13,858	13,655
Goodwill, net	33,141	33,141
Other intangible assets, net	3,803	3,966
Other long term assets	476	501

Total assets	$68,037	$57,505

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599	$2,534
Accrued expenses	2,576	2,844
Deferred revenue – current	250	275
Current portion of long term debt and capital lease obligations	169	211

Total current liabilities	4,594	5,864

Convertible notes	40,000	40,000
Deferred revenue – non-current	2,313	2,375
Long terms debt, capital lease obligations and other	1,434	1,193

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 29,972,111 issued and 29,722,051 outstanding at March 31, 2003 and 25,222,110 issued and 24,664,358 outstanding at December 31, 2002	299	252
Additional paid-in capital	118,938	102,361
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(93,328)	(87,527)
Treasury stock, 250,060 and 557,752 shares, cost basis, at March 31, 2003 and December 31, 2002, respectively	(4,733)	(5,533)

Total stockholders’ equity	19,696	8,073

Total liabilities and stockholders’ equity	$68,037	$57,505

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended
	March 31,
	2003	2002

		(restated)
Revenues:
Product sales	$902	$4,776
Contract research and development	204	124
Milestone and licensing fees	88	813

Total revenues	1,194	5,713

Operating costs and expense:
Cost of sales	234	1,057
Research and development	2,365	2,942
Selling and marketing	2,156	4,375
General and administrative	1,840	2,814

Total operating costs and expenses	6,595	11,188

Loss from operations	(5,401)	(5,475)

Interest expense, net	(401)	(247)

Net loss	$(5,802)	$(5,722)

Basic and diluted loss per share	$(0.22)	$(0.24)

Basic and diluted weighted average number of common shares outstanding	26,990,427	23,851,186

     The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2003	2002

		(restated)
Operating Activities:
Net loss	$(5,802)	$(5,722)
Reconciliation of net loss to net cash used by operating activities:
Depreciation	117	133
Amortization	163	163
Provision for bad debts	(62)	11
Deferred rent	24	—
Changes in operating assets and liabilities:
Accounts receivable	872	(345)
Inventory	3	(369)
Prepaid expenses and other assets	3	(1,092)
Accounts payable and accrued expenses	(179)	(177)
Deferred revenue	(87)	(813)

Net cash used by operating activities	(4,948)	(7,521)

Investing Activities:
Capital expenditures	(542)	(2,517)

Net cash used by investing activities	(542)	(2,517)

Financing Activities:
Proceeds from the sale of common stock	16,625	878
Net proceeds from equipment loans	217	—
Deferred financing costs	25	—
Payments on notes payable	(62)	—

Net cash provided by financing activities	16,805	878

Net change in cash and cash equivalents	11,315	(9,160)
Cash and cash equivalents at beginning of period	3,005	20,045

Cash and cash equivalents at end of period	$14,320	$10,885

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Novavax, Inc., a Delaware corporation, (“Novavax” or “the Company”) was incorporated in 1987, and is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. Other drug delivery technologies, like our Novasome® and Sterisome® technologies, are being utilized to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes are being used for, among other things, subcutaneous injections that can deliver long-lasting drug effects. In addition, Novavax conducts research and development on preventative and therapeutic vaccines for a variety of infectious diseases, cancers and immunotherapies.

     The consolidated financial statements of Novavax for the three months ended March 31, 2003 and 2002 are unaudited. These financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

     Inventories consist of raw materials and finished goods as follows, and are priced at the lower of cost or market, using the first-in-first-out method.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31,

	2003	2002

Raw materials	$479	$555
Finished goods	151	351

	$630	$906

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and charge backs. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. A large part of our product sales are to distributors who resell the products to their customers. We provide rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at prices determined under a contract between the customer and us, or to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. We estimate the amount of the rebate that will be paid, and record the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from 3 to 12 months after sale. We regularly analyze the historical rebate trends and make adjustments to recorded reserves for changes in trends and terms of rebate programs.

     Up-front payments and licensing fees are deferred and recognized as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

     Revenues earned under research contracts are generally recognized ratably over the term of the agreement or as milestones are achieved. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenues from contracts with acceptance terms are recognized when the customer has received and approved the services. During the fourth quarter of 2002, we reassessed the remaining costs, progress and milestones outstanding on four contracts. Based on this assessment we determined that estimated costs to complete had been underestimated throughout the year. We have reevaluated the estimated costs to complete on all contracts. The effect of this reevaluation was to reduce revenue for the three-month period ended March 31, 2002 from $6,094 to $5,713, increase the net loss from $5,342 to $5,722 and increase the net loss per share from $0.22 to $0.24.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

     Basic loss per share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potentially dilutive common shares are not included in the computation of dilutive earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares, as they are antidilutive.

Goodwill and Intangible Assets

     Goodwill and intangible assets principally result from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Accumulated amortization expense was $5.19 million and $4.54 million for the three months ending March 31, 2003 and 2002, respectively.

     Goodwill and other intangible assets consist of the following at March 31:

	2003	2002

	(in thousands)
Goodwill — Fielding acquisition	$35,590	$35,590
Goodwill — Biomedical Services acquisition	542	542
Accumulated amortization	(2,991)	(2,991)

	$33,141	$33,141

Non-compete — Biomedical Services acquisition	$148	$148
AVC — Product acquisition	3,332	3,332
Patents	2,525	2,525

Accumulated amortization	(2,202)	(1,547)

	$3,803	$4,458

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. Other intangible assets are amortized over their estimated useful lives. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

     In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation is as follows:

	Three months ended March 31,

	2003	2002

Net loss, as reported	$(5,802)	$(5,722)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,009)	(1,398)
Pro forma net loss	$(6,811)	$(7,120)

Net loss per share:
Basic and diluted – as reported	$(0.22)	$(0.24)
Basic and diluted – pro forma	$(0.25)	$(0.30)

     The effect of applying SFAS No. 123 on the three-month periods ended March 31, 2003 and 2002 results in pro forma net loss and net loss per share as stated above, which is not necessarily representative of the effects on reported net loss for future years, due among other things to (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

2. Sale of Common Stock

     In February 2003, the Company completed the private placement of 4,750,000 common shares at $3.50 per share, a price that was slightly above the Nasdaq 5-day trailing average, to an accredited investor, for net proceeds of $16.6 million. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. A resale registration statement was filed with the Commission on April 23, 2003, and was declared effective on May 2, 2003.

     In May 2003, the Company received net proceeds of approximately $1.5 million from the exercise of 400,000 common stock options at $3.63 per share.

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

     Our micellar nanoparticle technology involves the use of our patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. We believe that our technology represents the first time that ethanol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered. ESTRASORB™, our topical emulsion for estrogen replacement therapy, is our initial product candidate using this technology. In addition to ESTRASORB, our product candidates using these technologies include ANDROSORB™, a topical testosterone emulsion that has completed two Phase I clinical trials; TESTESTRASORB™, a topical estrogen and testosterone emulsion; PROGESTSORB™ NE, a topical progestin emulsion; and PROESTRASORB™, a topical estrogen and progestin emulsion. Other drug delivery technologies, like our Novasome and Sterisome technologies, are being utilized to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

are being used for, among other things, subcutaneous injections that can deliver long-acting drug effects. We also conduct research and development on preventative vaccines and proteins, for infectious diseases, cancers and immunotherapies.

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

     We submitted a New Drug Application for ESTRASORB to the U.S. Food and Drug Administration in June 2001, which was accepted for review in August 2001. In April 2002, the FDA informed us that the agency had completed their review of the NDA for ESTRASORB. At that time, the agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information with respect to the Chemistry, Manufacturing and Controls (“CMC”) section of the filing. We determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the NDA and resubmit it once all of the responses to the CMC questions had been prepared. In September 2002 we resubmitted the NDA, which was accepted for review by the FDA in November 2002.

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

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2002, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations

     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Annual Report on form 10-K for the year ended December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Three months ended March 31, 2003 (“2003”) compared to the three months ended March 31, 2002 (“2002”)

     Revenues for 2003 were $1.2 million compared to $5.7 million for 2002. This represents a decrease of $4.5 million or 79% from 2002 to 2003. Product sales decreased from $4.8 million in 2002 to $0.9 million in 2003, a decrease of $3.9 million. Product sales were negatively impacted by major decreases in our prenatal vitamin and AVC product lines. Prenatal vitamin sales in 2003 were $0.3 million compared to $3.7 million in 2002, a decrease of $3.4 million, while net AVC cream and suppository sales were $(0.1) million in 2003 compared to $0.5 million in 2002, a decrease of $0.6 million. The year over year decline in prenatal vitamin sales was due to a combination of factors, that included an aggressive sales promotion in 2002, a high volume of expired product returns for one product in 2003 as a result of the 2002 promotion, and the overall decline in our market share due to the effects of generic competition. While prenatal product sales are being negatively impacted by generic competition and sales have been declining, we believe the first quarter sales were much lower than expected due to all of the factors noted and are not indicative of our future sales expectations based on independent market share research data. The AVC cream and suppository lines were also affected by the returns of expired product and overall low sales orders. We have experienced an increase in AVC cream orders early in the second quarter and we expect that trend to continue. Milestone and license fees decreased from $0.8 million in 2002 to $0.1 million in 2003. This decrease relates to the recognition in 2002 of $0.8 million of milestone revenue, a portion of a $2.5 million milestone payment from King for the acceptance of our ESTRASORB NDA in August 2001. Revenue from contract research and development activities, primarily with the National Institutes of Health (“NIH”) and other governmental agencies, increased slightly from $0.1 million in 2002 to $0.2 million in 2003.

     Net loss for 2003 was $5.8 million or $(0.22) per share, compared to $5.7 million or $(0.24) per share for 2002, an increase of $0.1 million, and a per share decrease of $(0.02) per share. The increase in net loss was due to decreased sales revenues of $4.5 million, as previously discussed, offset by lower cost of sales of $0.8 million and decreases in research and development of $0.6 million, selling and marketing of $2.2 million and general and administrative costs of $1.0 million, as described below.

     Costs of sales were $0.2 million for 2003 compared to $1.1 million in 2002. This $0.9 million decrease, or 78%, was due to the 79% decrease in product sales.

     Research and development expenses were $2.4 million in 2003 compared to $2.9 million in 2002. The decrease of $0.5 million, or 20%, was due to reductions in clinical trial costs for ESTRASORB and ANDROSORB when compared to 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Selling and marketing costs were $2.2 million in 2003 compared to $4.4 million in 2002, a decrease of $2.2 million, or 51%. In 2002 we increased our sales force and initiated marketing programs in anticipation of the approval and launch of ESTRASORB in 2002. The decrease in expenses from 2002 to 2003 is due to the reductions in selling and marketing personnel and programs due to the delay in that expected approval.

     General and administrative expenses were $1.8 million for 2003, compared to $2.8 million incurred for the same period in 2002, a decrease of $1.0 million, or 35%. The decrease was due to major reductions in administrative and executive personnel, and other expenses, in the second half of 2002 due to the delay in the approval of ESTRASORB.

     Interest expense was $401,000 in 2003 compared to $247,000 in 2002. The increase of $154,000 relates to the increase in convertible notes outstanding by $10.0 million in July 2002 and decreased interest income from our invested cash due to lower cash balances and the decrease in short-term interest rates.

Liquidity and Capital Resources

     Our capital requirements depend on numerous factors, including but not limited to the progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the commercialization of our product candidates, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our development of commercialization activities and arrangements. We plan to have multiple products in various stages of product development and we believe our research and development as well as selling, marketing and general administrative expenses and capital requirements will increase accordingly. Future activities including clinical development, the establishment of commercial-scale manufacturing capabilities and the development of sales and marketing programs are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.

     As of March 31, 2003, we had $14.3 million in cash and cash equivalents as compared to $3.0 million as of December 31, 2002, an increase of $11.3 million. Net cash used in operating activities was $4.9 million for 2003, compared to $7.5 million for the same period in 2002, a decrease of $2.6 million, or 34%. Of the net $4.9 million used in operating activities we used approximately $1.0 million to prepare our manufacturing facility for the production of ESTRASORB. Cash used for investing activities was $0.5 million for 2003, compared to $2.5 million for the same period in 2002, a decrease of $2.0 million, or 78%. The $0.5 million used for investing activities related primarily to payments for manufacturing equipment. Net cash provided by financing activities was $16.8 million resulting primarily from the private placement in February 2003 of 4,750,000 shares of common stock at $3.50 per share, for net proceeds of $16.6 million.

     Working capital at March 31, 2003 was $12.2 million compared to $0.4 million at December 31, 2002. The increased working capital of $11.8 million was primarily due to the $16.6 million private placement noted above.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Due to the April 2002 withdrawal of our NDA for ESTRASORB in order to provide additional information with respect to the CMC section of the filing, the previously anticipated launch date for ESTRASORB has been delayed pending the NDA’s resubmission, which occurred in September 2002, and subsequent anticipated approval by the Food and Drug Administration. The costs related to the resubmission of the ESTRASORB NDA were in the range of $1.0 to $1.5 million. The delay in the launch date for ESTRASORB has had, and will continue to have, a negative effect on cash flow due to the related delays in revenues and some committed pre-launch costs and capital expenditures that could not be eliminated or deferred. We have been able to reduce or defer some, but not all, of the selling, marketing and manufacturing expenses and capital expenditure associated with ESTRASORB’s product introduction. We substantially completed the build-out of our manufacturing facility in December of 2002, and we delayed the final delivery and acceptance of some manufacturing equipment until the first and second quarters of 2003.

     Following the withdrawal of the ESTRASORB NDA in April, we prepared revised business plans for 2002 and 2003 that assumed we would obtain additional financing sufficient to fund our planned operations until the anticipated approval of ESTRASORB. In June 2002, we issued a $10.0 million convertible note to King and in February 2003, we completed the private placement of 4,750,000 shares of common stock for net proceeds of $16.6 million. In December 2002 and January 2003, we also received a total of $1.5 million of equipment financing from the Philadelphia Industrial Development Corporation. In addition to these financings, we may require additional funds in excess of our present working capital to complete the development of our product candidates and commercialization activities, including the final commercial scale-up of our manufacturing facility. We will continue to pursue raising capital through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and other sources, and government agency contracts to defray the costs of clinical trials, product development, product line expansion and other related activities. There can be no assurance that adequate additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to delay significantly, reduce the scope of, or eliminate one or more of our research or development programs, downsize our selling, marketing, general and administrative infrastructure or programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Based on our assessment of our current business plans, in the absence of new financing, we believe we have adequate resources to meet our obligations for the next 10 to 12 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Please refer to the discussion contained under the caption “Risks and Uncertainties” in Item I and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.

Item 4. Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) promulgated under the Securities Exchange Act of 1934), as amended, (the “Exchange Act”) as of a date within 90 days of the filing date of this quarterly report. Based on that review and evaluation, which included inquires made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that the chief executive officer and chief financial officer are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. During the quarter, there were no significant changes in our internal controls.

Part II. Other Information

Item 1 – Legal Proceedings

     The Company is not a party to any material pending legal proceedings.

Item 2 – Changes in Securities

     In February 2003, the Company completed the private placement of 4,750,000 common shares at $3.50 per share, a price that was slightly above the Nasdaq 5-day trailing average, to an accredited investor, for net proceeds of $16.6 million. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. A resale registration statement was filed with the Commission on April 23, 2003, and was declared effective on May 2, 2003.

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

     (b)  Reports on Form 8-K

On February 18, 2003, the Company filed a current report on form 8-K to report the completion of a private placement of 4,750,000 common shares at $3.50 per share to SJ Strategic Investments, LLC, for total proceeds of $16,625,000.

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

NOVAVAX, INC. (Registrant)

Date: May 15, 2003	By: /s/ Dennis W. Genge Dennis W. Genge
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mitchell Kelly, certify that:

1.	I have reviewed this March 31, 2003 quarterly report on Form 10-Q of Novavax, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ Mitchell J. Kelly
President and Chief Executive Officer

CERTIFICATIONS

I, Dennis Genge, certify that:

1.	I have reviewed this March 31, 2003 quarterly report on Form 10-Q of Novavax, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

7.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ Dennis W. Genge
Vice President and Chief Financial Officer