Form 10-Q
period 2003-06-30
NOVAVAX INC
filed 2003-08-13
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003	Commission File No. 0-26770

NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2816046 (I.R.S. Employer Identification No.)

8320 Guilford Road, Columbia, MD (Address of principal executive offices)	21046 (Zip code)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑	No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares Outstanding at August 8, 2003: 30,142,300

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended June 30, 2003

Part I. Financial Information		Page No.

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the three month and six month periods ended June 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosure about Market Risk	16
Item 4	Controls and Procedures	16

Part II. Other Information

Item 1	Legal Proceedings	*
Item 2	Changes in Securities	*
Item 3	Defaults upon Senior Securities	*
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 5	Other Information	*
Item 6	Exhibits and Reports on Form 8-K	18
Signature		19

*	No information provided due to inapplicability of item.

Part I.     Financial Information

Item 1.     Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,625	$3,005
Accounts receivable, net	1,872	1,882
Inventory	801	633
Prepaid expenses and other current assets	539	722

Total current assets	12,837	6,242
Property and equipment, net	13,840	13,655
Goodwill, net	33,141	33,141
Other intangible assets, net	3,637	3,966
Other long-term assets	453	501

Total assets	$63,908	$57,505

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,694	$2,534
Accrued expenses	2,021	2,844
Deferred revenue — current	250	275
Current portion of long-term debt and capital lease obligations	226	211

Total current liabilities	4,191	5,864
Convertible notes	40,000	40,000
Deferred revenue — non-current	2,250	2,375
Long-term debt, capital lease obligations and other	1,345	1,193
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 30,372,860 issued and 30,122,800 outstanding at June 30, 2003 and 25,222,110 issued and 24,664,358 outstanding at December 31, 2002	303	252
Additional paid-in capital	120,389	102,361
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(98,357)	(87,527)
Treasury stock, 250,060 and 557,752 shares, cost basis, at June 30, 2003 and December 31, 2002, respectively	(4,733)	(5,533)

Total stockholders’ equity	16,122	8,073

Total liabilities and stockholders’ equity	$63,908	$57,505

     The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

		(restated)		(restated)

Revenues:
Product sales	$1,959	$4,218	$2,862	$8,994
Contract research and development	253	109	457	233
Milestone and licensing fees	63	137	150	950

Total revenues	2,275	4,464	3,469	10,177
Operating costs and expenses:
Cost of sales	388	1,008	622	2,065
Research and development	2,792	3,205	5,157	6,147
Selling and marketing	1,917	3,549	4,073	7,925
General and administrative	1,810	2,217	3,650	5,030

Total operating costs and expenses	6,907	9,979	13,502	21,167

Loss from operations	(4,632)	(5,515)	(10,033)	(10,990)
Interest expense, net	(396)	(263)	(797)	(510)

Net loss	$(5,028)	$(5,778)	$(10,830)	$(11,500)

Basic and diluted loss per share	$(.17)	$(.24)	$(.38)	$(.48)

Basic and diluted weighted average number of common shares outstanding	29,988,875	24,563,612	28,489,651	24,209,198

     The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,

	2003	2002

		(restated)
Operating Activities:
Net loss	$(10,830)	$(11,500)
Reconciliation of net loss to net cash used by operating activities:
Amortization	329	329
Depreciation	234	247
Provision for bad debt	143	60
Deferred rent expense	48	48
Changes in operating assets and liabilities:
Accounts receivable	(133)	1,207
Inventory	(168)	(118)
Prepaid expenses and other assets	183	(1,321)
Accounts payable and accrued expenses	(863)	1,144
Deferred revenue	(150)	(950)

Net cash used by operating activities	(11,207)	(10,854)

Investing Activities:
Capital expenditures	(419)	(6,365)

Net cash used by investing activities	(419)	(6,365)

Financing Activities:
Proceeds from the issuance of convertible notes	—	10,000
Net proceeds from equipment loans	217	—
Deferred financing costs	48	—
Payments of capital lease obligations	(98)	—
Proceeds from private placements of common stock	16,625	—
Proceeds from the exercise of stock options and warrants	1,454	3,101

Net cash provided by financing activities	18,246	13,101

Net change in cash and cash equivalents	6,620	(4,118)
Cash and cash equivalents at beginning of period	3,005	20,045

Cash and cash equivalents at end of period	$9,625	$15,927

     The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”), was incorporated in 1987, and is a specialty pharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals The Company’s principal technology platform involves the use of patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. Other drug delivery technologies, such as our Novasome® and Sterisome® technologies, are being utilized to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes are being used for, among other things, subcutaneous injections that can deliver long-lasting drug effects. In addition, Novavax conducts research and development on preventative and therapeutic vaccines and proteins for a variety of infectious diseases and immunotherapies.

     The consolidated financial statements of Novavax for the six months ended June 30, 2003 and 2002 are unaudited. These financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

2. Summary of Significant Accounting Policies

Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	As of:

	June 30, 2003	December 31, 2002

	(amounts in thousands)
Raw materials	$431	$479
Finished goods	370	154

	$801	$633

Revenue Recognition
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. A large part of our product sales are to distributors who resell the products to their customers. We provide rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at prices determined under a contract between the customer and us, or to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. We estimate the amount of the rebate that will be paid, and record the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from 3 to 12 months after sale. We regularly analyze historical rebate trends and make adjustments to recorded reserves for changes in trends and terms of rebate programs.

     Up-front payments and licensing fees are deferred and recognized as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

     Revenues earned under research contracts are generally recognized as milestones are achieved or ratably over the term of the agreement. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenues from contracts with acceptance terms are recognized when the customer has received and approved the services. During the fourth quarter of 2002, we reassessed the remaining costs, progress and milestones outstanding on four contracts. Based on this assessment, we determined that estimated costs to complete the contracts had been underestimated throughout the year. We reevaluated the estimated costs to complete on all contracts. The effect of this reevaluation was a reduction to revenue for the three-month period ended June 30, 2002 from $4.7 million to $4.5 million and for the six-month period ended June 30, 2002 from $10.8 million to $10.2 million. Additionally, the net loss and net loss per share increased from $5.4 million to $5.8 million and from $0.22 to $0.24 for the three-month period ended June 30, 2002, and from $10.8 million to $11.5 million and from $0.44 to $0.48 for the six-month period ended June 30, 2002.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share
     Basic loss per share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from the exercise of common stock options, warrants or convertible debt had been issued. Potentially dilutive common shares are not included in the computation of dilutive earnings per share if they are antidilutive. Net loss per share as reported was not adjusted for potential common shares, as they are antidilutive.

Goodwill and Intangible Assets
     Goodwill principally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements, and internally discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently, should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense was $163,000 and $329,000, respectively, for both the three months ending June 30, 2003 and 2002, and the six months ending June 20, 2003 and 2002.

     As of June 30, 2003 and December 31, 2002, goodwill and other intangible assets consisted of the following:

	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Goodwill-Fielding acquisition	$35,590	$(2,449)	$33,141	$35,590	$(2,449)	$33,141

Other intangible assets, net
Non-compete-Biomedical Services acquisition	$148	$(116)	$32	$148	$(101)	$47
AVC-Product acquisition	3,332	(1,190)	2,142	3,332	(952)	2,380
Patents	2,525	(1,062)	1,463	2,525	(986)	1,539

Total other intangible assets, net	$6,005	$(2,368)	$3,637	$6,005	$(2,039)	$3,966

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation
     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Net loss, as reported	$(5,028)	$(5,778)	$(10,830)	$(11,500)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(851)	(848)	(1,363)	(1,771)

Pro forma net loss	$(5,879)	$(6,626)	$(12,193)	$(13,271)

Net loss per share:
Basic and diluted—
as reported	$(0.17)	$(0.24)	$(0.38)	$(0.48)
Basic and diluted—
pro forma	$(0.20)	$(0.27)	$(0.43)	$(0.55)

     The effect of applying SFAS No. 123 on the three and six month periods ended June 30, 2003 and 2002 results in pro forma net loss and net loss per share as stated above, which is not necessarily representative of the effects on reported net loss for future years, due among other things to (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

Recent Accounting Pronouncements
     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21 Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF Issue No. 00-21 will have no material impact on its financial statements.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding product sales, future product development and related clinical trials and statements regarding future research and development, including Food and Drug Administration approval. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

     Our micellar nanoparticle technology involves the use of our patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. We believe that our technology represents the first time that ethanol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered topically. ESTRASORB™, our topical emulsion for estrogen replacement therapy, is our initial product candidate using this technology. In addition to ESTRASORB, our product candidates using these technologies include ANDROSORB™, a topical testosterone emulsion that has completed two Phase I clinical trials; TESTESTRASORB™, a topical estrogen and testosterone emulsion; PROGESTSORB™ NE, a topical progestin emulsion; and PROESTRASORB™, a topical estrogen and progestin emulsion. Other drug delivery technologies, such as Novasome and Sterisome technologies, are being utilized to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes are being used for, among other things, subcutaneous injections that can deliver long-acting drug effects. We also conduct research and development on preventative and therapeutic vaccines and proteins for a variety of infectious diseases and immunotherapies.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     We submitted a New Drug Application for ESTRASORB to the U.S. Food and Drug Administration in June 2001, which was accepted for review in August 2001. In April 2002, the FDA informed us that the agency had completed their review of the NDA for ESTRASORB. At that time, the agency did not raise any issues regarding the efficacy or safety of ESTRASORB, but did request additional information with respect to the Chemistry, Manufacturing and Controls (“CMC”) section of the filing. We determined that the most advantageous approach to resolving the outstanding CMC questions was to voluntarily withdraw the NDA and resubmit it once all of the responses to the CMC questions had been prepared. In September 2002 we resubmitted the NDA, which was accepted for review by the FDA in November 2002. In June 2003, the FDA informed us that they needed additional time for a full review of our Estradiol Partner Transfer Study Report submitted in May of this year. Under the Prescription Drug User Fee Act the statutory minimum extension time is 90 days, which thus results in a new goal date for a decision on the approvability of ESTRASORB of no later than October 10, 2003.

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

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2002, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations

     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in the Company’s SEC filings, including, but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Three months ended June 30, 2003 (“2003”) compared to the three months ended June 30, 2002 (“2002”)

     Revenues for 2003 were $2.3 million compared to $4.5 million for 2002. This represents a decrease of $2.2 million, or 49%, from 2002 to 2003. Product sales decreased from $4.2 million in 2002 to $2.0 million in 2003, a decrease of $2.2 million, or 54%. Product sales were negatively impacted by significant decreases in our prenatal vitamin and AVC product lines. Prenatal vitamin sales in 2003 were $1.3 million compared to $3.1 million in 2002, a decrease of $1.8 million, while net AVC product sales were $0.2 million in 2003 compared to $1.0 million in 2002, a decrease of $0.8 million. The year over year decline in prenatal vitamin sales was due to a combination of factors that included: an aggressive sales promotion in 2002, a higher than average volume of expired product returns in 2003 as a result of the 2002 promotions, and the overall decline in our market share due to the effects of generic competition. While prenatal product sales are being negatively impacted by generic competition and sales have been declining compared to 2002, the second quarter sales were in line with our expectations taking into account all of the factors noted. The AVC product lines decline in 2002 was also affected by aggressive promotions in the second quarter of 2002 and an overall reduction in sales orders. Revenue from contract research and development activities, primarily with the National Institutes of Health (“NIH”) and other governmental agencies, increased slightly from $0.1 million in 2002 to $0.3 million in 2003.

     Net loss for 2003 was $5.0 million or $(0.17) per share, compared to $5.8 million, or $(0.24) per share for 2002, a decrease of $0.8 million, and a per share decrease of $(0.07). The decrease in net loss was primarily due to decreased operating expenses of $3.1 million, offset by a reduction in revenues of $2.2 million, as discussed above. In addition to the factors noted above, the decrease in net loss per share was due to an increase in the number of weighted average shares outstanding in 2003 of 5.4 million, resulting primarily from the February 2003 private placement of 4.75 million shares and an option exercise that occurred in May 2003 for 0.4 million shares.

     Costs of sales were $0.4 million in 2003 compared to $1.0 million in 2002. The decrease of $0.6 million, or 60%, was primarily due to the decrease in product sales, as described above.

     Research and development expenses were $2.8 million in 2003 compared to $3.2 million in 2002. The decrease of $0.4 million, or 13%, was due to reductions in clinical trial costs for ESTRASORB and ANDROSORB when compared to 2002.

     Selling and marketing costs were $1.9 million in 2003 compared to $3.5 million in 2002, a decrease of $1.6 million, or 46%. In 2002 we increased our sales force and initiated marketing programs in anticipation of the approval and launch of ESTRASORB in 2002. The decrease in expenses from 2002 to 2003 is due to the reductions in selling and marketing personnel and marketing programs due to the delay in that previously expected approval.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     General and administrative expenses were $1.8 million in 2003 compared to $2.2 million in 2002. The decrease of $0.4 million, or 18%, was due to major reductions in administrative and executive personnel and other expenses in the second half of 2002, due to the delay in the approval of ESTRASORB.

     Interest expense was $0.4 million in 2003 compared to $0.3 million in 2002. The increase of $0.1 million, or 33%, primarily relates to the increase in convertible notes outstanding by $10.0 million in July 2002.

Six months ended June 30, 2003 (“2003”) compared to the six months ended June 30, 2002 (“2002”)

     Revenues for 2003 were $3.5 million compared to $10.2 million for 2002. This represents a decrease of $6.7 million, or 66%, from 2002 to 2003. Product sales decreased from $9.0 million in 2002 to $2.9 million in 2003, a $6.1 million decrease, or 68%. Product sales were negatively impacted by significant decreases in our prenatal vitamin and AVC product lines. Prenatal vitamin sales in 2003 were $1.6 million compared to $6.8 million in 2002, a decrease of $5.2 million, while net AVC product sales were $0.2 million in 2003 compared to $1.4 million in 2002, a decrease of $1.2 million. The year over year decline in prenatal vitamin sales was due to a combination of factors that included: aggressive sales promotions for the first six months of 2002, a high volume of expired product returns in 2003 as a result of the 2002 promotions, and the overall decline in our market share due to the effects of generic competition. While prenatal product sales are being negatively impacted by generic competition and sales have been declining compared to 2002, the second quarter sales were in line with our expectations taking into account all of the factors noted. The AVC product lines were also affected by second quarter 2002 promotions, and the returns of expired product related to the 2002 promotions. Revenue from milestone and licensing fees decreased from $1.0 million in 2002 to $0.2 million in 2003, due to the recognition of $0.8 million on a milestone payment in 2002. Revenue from contract research and development activities, primarily with the NIH and other governmental agencies, increased from $0.2 million in 2002 to $0.5 million in 2003.

     Net loss for 2003 was $10.8 million, or $(0.38) per share, compared to $11.5 million, or $(0.48) per share for 2002, a decrease of $0.7 million, and a per share decrease of $(0.10). The decrease in net loss was primarily due to decreased operating expenses of $7.7 million, offset by a reduction in revenues of $6.7 million, as discussed above. In addition to the factors above, the decrease in net loss per share was due to an increase in the number of weighted average shares outstanding in 2003 of 4.3 million, resulting primarily from the February 2003 private placement of 4.75 million shares and an option exercise that occurred in May 2003 of 0.4 million shares.

     Costs of sales were $0.6 million in 2003 compared to $2.1 million in 2002. The decrease of $1.5 million, or 71%, was primarily due to the decrease in product sales, as described above.

     Research and development expenses were $5.2 million in 2003 compared to $6.1 million in 2002. The decrease of $0.9 million, or 15%, was due to reductions in clinical trial costs for ESTRASORB and ANDROSORB when compared to 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Selling and marketing costs were $4.1 million in 2003 compared to $7.9 million in 2002, a decrease of $3.8 million, or 48%. In 2002, we increased our sales force and initiated marketing programs in anticipation of the approval and launch of ESTRASORB in 2002. The decrease in expenses from 2002 to 2003 is due to the reductions in selling and marketing personnel and marketing programs due to the delay in that previously expected approval.

     General and administrative expenses were $3.7 million in 2003 compared to $5.0 million in 2002. The decrease of $1.3 million, or 26%, was due to major reductions in administrative and executive personnel and other expenses in the second half of 2002, due to the delay in the approval of ESTRASORB.

     Interest expense was $0.8 million in 2003 compared to $0.5 million in 2002. The increase of $0.3 million, or 60%, primarily relates to the increase in convertible notes outstanding by $10.0 million in July 2002.

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

     As of June 30, 2003, we had $9.6 million in cash and cash equivalents as compared to $3.0 million as of December 31, 2002, an increase of $6.6 million. Net cash used in operating activities was $11.2 million for 2003, compared to $10.9 million for the same period in 2002, an increase of $0.3 million, or 3%. Cash used for investing activities was $0.5 million for 2003, compared to $6.4 million for the same period in 2002, a decrease of $5.9 million, or 92%. The decrease in investing activities relates primarily to payments for the build-out of our manufacturing facility in Philadelphia in 2002. Net cash provided by financing activities was $18.2 million for 2003, compared to $13.1 million in 2002, an increase of $5.1 million. The increase in financing activities resulted primarily from the private placement in February 2003 of 4,750,000 shares of our common stock at $3.50 per share, for net proceeds of $16.6 million.

     Working capital at June 30, 2003 was $8.6 million compared to $0.4 million at December 31, 2002. The increase in working capital of $8.2 million was primarily due to the $16.6 million private placement noted above, offset by year to date net cash used in operating activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Due to the April 2002 withdrawal of our NDA for ESTRASORB, which was done in order to provide additional information with respect to the CMC section of the filing, the anticipated launch date for ESTRASORB has been delayed into early 2004. We resubmitted the ESTRASORB NDA in September 2002. We now anticipate an approvability decision by the Food and Drug Administration no later than October 10, 2003. The costs related to the resubmission of the ESTRASORB NDA were in the range of $1.0 to $1.5 million. The delay in the launch date for ESTRASORB has had, and will continue to have, a negative effect on cash flow due to the related delays in anticipated revenues, certain committed pre-launch costs and capital expenditures that could not be eliminated or deferred, and fixed operating expenses at our manufacturing facility. We have been able to reduce or defer some, but not all, of the selling and marketing expenses associated with ESTRASORB product introduction. We substantially completed the build-out of our manufacturing facility in December of 2002, and we deferred the final delivery and acceptance for some of our manufacturing equipment into 2003.

     Following the withdrawal of the ESTRASORB NDA in April 2002, we prepared revised financial projections for 2002 and 2003 that assumed we would obtain additional financing sufficient to fund our planned operations until the anticipated approval of ESTRASORB. In June 2002, we issued a $10.0 million convertible note to King Pharmaceuticals, Inc., and in February 2003 we completed the private placement of 4,750,000 shares of our common stock for net proceeds of $16.6 million. In December 2002 and January 2003, we also received a total of $1.5 million of equipment financing from the Philadelphia Industrial Development Corporation. In May 2003, we received $1.5 million from the exercise of stock options. In addition to these financings, we may require additional funds in excess of our present working capital to complete the development of our product candidates and commercialization activities, including the final commercial scale-up of our manufacturing facility. We will continue to pursue raising capital through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and other sources, and government agency contracts to defray the costs of clinical trials, product development, product line expansion and other related activities. There can be no assurance that adequate additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to delay significantly, reduce the scope of, or eliminate one or more of our research or development programs, downsize our selling, marketing, general and administrative infrastructure or programs, or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Based on our assessment of our current business plans, in the absence of new financing, we believe we have adequate resources to meet our obligations for the next 5 to 7 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Please refer to the discussion contained under the caption “Risks and Uncertainties” in Item I and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.

Item 4. Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquires made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that the chief executive officer and chief financial officer are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. During the quarter, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 — Legal Proceedings

     The Company is not a party to any material pending legal proceedings.

Item 2 — Changes in Securities

     None.

Item 3 — Defaults upon Senior Securities

     None.

Item 4 — Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders held on May 7, 2003, the following proposals were adopted by the vote specified below:

1.	To elect the following nominees as Class II Directors to serve on the Board of Directors for a three year term expiring at the Annual Meeting of Stockholders in 2006.

	FOR	WITHHELD

Gary C. Evans	23,979,372	2,507,243
J. Michael Lazurus, M.D.	24,051,955	2,434,660
John O. Marsh, Jr.	25,447,078	1,039,537

In addition to the three Class II Directors elected at this year’s Annual Meeting of Stockholders, the Board is composed of two Class III Directors and two Class I Directors. The continuing Class III Directors, whose terms will expire at the Company’s 2004 Annual Meeting, are Mitchell J. Kelly and Michael A. McManus, Jr. The continuing Class I Directors, whose terms will expire at the Company’s 2005 Annual Meeting, are Denis M. O’Donnell, MD and Ronald H. Walker.

2.	To approve the amendment of the 1995 Novavax, Inc. Stock Option Plan increasing the number of shares of Common Stock authorized for issuance under the plan by 1,000,000 shares, from 8,000,000 to 9,000,000 shares.

FOR	AGAINST	ABSTAIN	NON-VOTES

23,232,436	3,216,291	37,888	6,086,218

3.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the current fiscal year ending December 31, 2003.

FOR	AGAINST	ABSTAIN

24,598,764	1,858,279	29,752

Item 5 — Other Information

     None.

Item 6 — Exhibits and Reports on Form 8-K

(a)		Exhibits:

	10.1	Employment Agreement by and between the Company and Nelson M. Sims.

	31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nelson M. Sims, President and Chief Executive Officer of the Company.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dennis W. Genge, Vice President and Chief Financial Officer of the Company.

(b)		Reports on Form 8-K

On May 13, 2003, the Company filed a current report on form 8-K to report its first quarter earnings for 2003.

On August 8, 2003, the Company announced the appointment of Nelson M. Sims as President and Chief Executive Officer and a Director of Novavax, Inc.

On August 12, 2003, the Company filed a current report on form 8-K to report its second quarter earnings for 2003.

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)

Date: August 13, 2003	By: /s/ Dennis W. Genge

Dennis W. Genge Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)