Form 10-Q
period 2003-09-30
NOVAVAX INC
filed 2003-11-12
CIK 1000694

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003	Commission File No. 0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8320 Guilford Road, Columbia, MD	21046

(Address of principal executive offices)	(Zip code)

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

☑ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

☑ Yes	☐ No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares Outstanding at November 8, 2003: 30,179,550

NOVAVAX, INC.

Form 10-Q
For the Quarter Ended September 30, 2003

Table of Contents

		Page No.

Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations for the three month and nine month periods
	ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4	Controls and Procedures	16

Part II. Other Information

Item 1	Legal Proceedings	17

Item 2	Changes in Securities	*

Item 3	Defaults upon Senior Securities	*

Item 4	Submission of Matters to a Vote of Security Holders	*

Item 5	Other Information	*

Item 6	Exhibits and Reports on Form 8-K	18

Signature		19

*	No information provided due to inapplicability of item.

Part I. Financial Information
Item 1. Financial Statements

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,045	$3,005
Accounts receivable, net	2,860	1,882
Inventory	731	633
Prepaid expenses and other current assets	611	722

Total current assets	10,247	6,242
Property and equipment, net	14,275	13,655
Goodwill, net	33,141	33,141
Other intangible assets, net	3,474	3,966
Other long-term assets	426	501

Total assets	$61,563	$57,505

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,201	$2,534
Accrued expenses	2,572	2,844
Deferred revenue — current	250	275
Current portion of capital lease obligations	226	211

Total current liabilities	5,249	5,864

Convertible notes	40,000	40,000
Deferred revenue — non-current	2,187	2,375
Long-term debt, capital lease obligations and other	1,296	1,193
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 30,392,360 shares issued and 30,142,300 outstanding at September 30, 2003; and 25,222,110 issued and 24,664,358 outstanding at December 31, 2002	304	252
Additional paid-in capital	120,457	102,361
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(101,717)	(87,527)
Treasury stock, 250,060 and 557,752 shares, cost basis, at September 30, 2003 and December 31, 2002, respectively	(4,733)	(5,533)

Total stockholders’ equity	12,831	8,073

Total liabilities and stockholders’ equity	$61,563	$57,505

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

		(restated)		(restated)
Revenues
Product sales	$3,647	$1,781	$6,508	$10,775
Contract research and development	560	410	1,017	643
Milestone and licensing fees	62	137	212	1,088

Total revenues	4,269	2,328	7,737	12,506

Operating costs and expenses:
Cost of sales	761	762	1,384	2,828
Research and development	2,554	3,702	7,713	9,848
Selling and marketing	2,003	2,713	6,073	10,637
General and administrative	1,911	1,629	5,561	6,659

Total operating costs and expenses	7,229	8,806	20,731	29,972

Loss from operations	(2,960)	(6,478)	(12,994)	(17,466)

Interest expense, net	(401)	(375)	(1,196)	(886)

Net loss	$(3,361)	$(6,853)	$(14,190)	$(18,352)

Basic and diluted net loss per share	$(.11)	$(.28)	$(.49)	$(.75)

Basic and diluted weighted average number of common outstanding	30,134,586	24,653,759	29,045,982	24,359,013

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2003	2002

		(restated)
Operating Activities:
Net loss	$(14,190)	$(18,352)
Reconciliation of net loss to net cash used by operating activities:
Amortization	492	492
Depreciation	382	365
Provision for bad debt	65	11
Deferred rent expense	54	—
Changes in operating assets and liabilities:
Accounts receivable	(1,043)	3,153
Inventory	(98)	(393)
Prepaid expenses and other assets	111	(1,348)
Accounts payable and accrued expenses	195	417
Deferred revenue	(213)	(1,087)

Net cash used by operating activities	(14,245)	(16,742)

Investing Activities:
Capital expenditures	(1,002)	(8,766)

Net cash used by investing activities	(1,002)	(8,766)

Financing Activities:
Proceeds from the issuance of convertible notes	—	10,000
Net proceeds from equipment loans	217	—
Deferred financing costs	75	—
Payment of capital lease obligations	(153)	—
Proceeds from private placements of common stock	16,625	—
Proceeds from the exercise of stock options and warrants	1,523	3,093

Net cash provided by financing activities	18,287	13,093

Net change in cash and cash equivalents	3,040	(12,415)
Cash and cash equivalents at beginning of period	3,005	20,045

Cash and cash equivalents at end of period	$6,045	$7,630

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”), was incorporated in 1987, and is a specialty pharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals. The Company’s principal technology platform involves the use of patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. Other drug delivery technologies, such as our Novasome® and Sterisome® technologies, are being utilized to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes are being used for, among other things, subcutaneous injections that can deliver long-lasting drug effects. In addition, Novavax conducts research and development on preventative and therapeutic vaccines and proteins for a variety of infectious diseases and immunotherapies.

     The consolidated financial statements of Novavax for the three and nine month periods ended September 30, 2003 and 2002 are unaudited. These financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The Company suggests that you read these consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventories

     Inventories consist of raw materials and finished goods as follows, and are priced at the lower of cost or market, using the first-in first-out method.

	As of

	September 30, 2003	December 31, 2002

	(amounts in thousands)
Raw materials	$442	$479
Finished goods	289	154

	$731	$633

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and charge backs. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. A large part of our product sales are to distributors who resell the products to their customers. We provide rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at prices determined under a contract between the customer and us, or to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. We estimate the amount of the rebate that will be paid, and record the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from 3 to 12 months after sale. We regularly analyze the historical rebate trends and make adjustments to recorded reserves for changes in trends and terms of rebate programs.

     Up-front payments and licensing fees are deferred and recognized as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

     Revenues earned under research contracts are generally recognized ratably over the term of the agreement or as milestones are achieved. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenues from contracts with acceptance terms are recognized when the customer has received and approved the services. During the fourth quarter of 2002, we reassessed the remaining costs, progress and milestones outstanding on four contracts. Based on this assessment we determined that estimated costs to complete those contracts had been underestimated throughout the year. We then reevaluated the estimated costs to complete on all contracts. The effect of this reevaluation was a reduction to revenue for the three-month period ended September 30, 2002 from $2.5 million to $2.3 million and for the nine month period ended September 30, 2002 from $13.3 million to $12.5 million. Additionally, the net loss and net loss per share increased from $6.7 million to $6.9 million and from $0.27 to $0.28 for the three month period ended September 30, 2002, and from $17.6 million to $18.4 million and from $0.72 to $0.75 for the nine month period ended September 30, 2002.

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

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

     Goodwill principally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the aggregate fair value of identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements, and internally discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently, should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense was $164,000 and $492,000, respectively, for both the three months ending September 30, 2003 and 2002, and the nine months ending September 30, 2003 and 2002.

     As of September 30, 2003 and December 31, 2002, goodwill and other intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Goodwill, net
Goodwill-Fielding acquisition	$35,590	$(2,449)	$33,141	$35,590	$(2,449)	$33,141

Other intangible assets, net
Non-compete-Biomedical Services acquisition	$148	$(123)	$25	$148	$(101)	$47
AVC-Product acquisition	3,332	(1,309)	2,023	3,332	(952)	2,380
Patents	2,525	(1,099)	1,426	2,525	(986)	539

Total other intangible assets, net	$6,005	$(2,531)	$3,474	$6,005	$(2,039)	$3,966

Stock Based Compensation

     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Net loss, as reported	$(3,361)	$(6,853)	$(14,190)	$(18,352)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(813)	(629)	(2,523)	(2,421)

Pro forma net loss	$(4,174)	$(7,482)	$(16,713)	$(20,773)

Net loss per share:
Basic and diluted — as reported	$(0.11)	$(0.28)	$(0.49)	$(0.75)
Basic and diluted — pro forma	$(0.14)	$(0.31)	$(0.58)	$(0.85)

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The effect of applying SFAS No. 123 on the three and nine month periods ended September 30, 2003 and 2002 results in pro forma net loss and net loss per share as stated above, which is not necessarily representative of the effects on reported net loss for future years, due among other things to (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

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

3. Sale of Common Stock

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

4. Product Approval

     On October 9, 2003, the U.S. Food and Drug Administration approved ESTRASORB™, our estradiol topical emulsion, the first prescription topical emulsion for estrogen therapy. ESTRASORB, which utilizes a topical formulation developed by Novavax, is approved for short-term use to reduce moderate to severe vasomotor symptoms — commonly known as “hot flashes” — in menopausal women.

     Novavax will co-promote ESTRASORB with King Pharmaceuticals, Inc. in the United States and Puerto Rico. Under the terms of the Company’s co-promotion agreement with King, the Company will be responsible for receiving orders, invoicing and distribution. Therefore, the Company will record all of the product sales, returns and allowances and cost of sales for ESTRASORB. The resultant gross margin will be shared equally with King and the payment to King will be recorded as selling and marketing expenses on the Company’s statement of operations. Under the co-promotion agreement, both parties will also share equally in approved marketing expenses for the products. All direct marketing expenses will be recorded by Novavax, for which King will reimburse the Company fifty percent.

     For further discussion of ESTRASORB, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.

5. Facility Consolidation

     In an effort to streamline and consolidate operations, the Company has decided to close its St. Louis facility. The packaging, warehousing, distribution and operations conducted at this facility, for the Company’s current women’s health products, will transition by the end of the year to the Company’s headquarters in Maryland and to other third party service providers. The Company does not expect to incur significant cost, or experience any distribution delays related to this transition.

NOVAVAX, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Government Vaccine Contracts

     In September 2003, Novavax was awarded a five year $19.0 million contract from the National Institute of Allergy and Infectious Diseases for the design and development of a new class of human immunodeficiency virus vaccine candidates for preclinical and clinical studies. NIAID is a component of the National Institutes of Health. Novavax will serve as the prime contractor with three other subcontractors participating in the contract, and is expected to receive approximately $14.0 million over the five-year period.

     The contract is the second award in two months that the Company received for its HIV vaccine development program. In August 2003, Novavax was part of a consortium that received a NIAID project program grant to develop another set of HIV vaccine candidates. Novavax is expected to receive approximately $4.0 million over 4-1/2 years for its participation in this grant effort.

     Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding product sales, future product development and related clinical trials, and statements regarding future research and development, including Food and Drug Administration approval. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to establish and maintain commercial-scale manufacturing capabilities; ability to enter into future collaboration with industry partners; results of clinical studies; progress of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein.

     All forward-looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to predict future results or trends.

Overview

     Novavax is a fully-integrated specialty pharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases.

     Our micellar nanoparticle technology involves the use of our patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. We believe that our technology represents the first time that ethanol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered topically. ESTRASORB™, our topical emulsion for estrogen replacement therapy, which was recently approved by the FDA, is our initial product using this technology. In addition to ESTRASORB, our product candidates using these technologies include, ANDROSORB™, a topical testosterone emulsion that has completed two Phase I clinical trials; a topical estrogen and testosterone emulsion; a topical progestin emulsion; and a topical estrogen and progestin emulsion. Other drug delivery technologies, such as our Novasome and Sterisome technologies, are being utilized by the Company to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes are being used for, among other things, subcutaneous injections that can deliver long-acting drug effects. We also conduct research and development on preventative and therapeutic vaccines and proteins for a variety of infectious diseases and immunotherapies.

     We received FDA approval of ESTRASORB on October 9, 2003 for the reduction of vasomotor symptoms — commonly known as “hot flashes” — in menopausal women. We believe ESTRASORB will be competitively positioned and offers advantages over competing therapies in the estrogen-only replacement therapy market in the United States which is estimated to be in excess of $1.5 billion. We have completed several preclinical and human safety and efficacy studies for ESTRASORB. A Phase II study completed in the first quarter of 1999 involved a 35-day dosing protocol and included 120 patients at six clinical sites in the United States. This study indicated that ESTRASORB, administered daily to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

post-menopausal women, significantly reduced the number of hot flashes per day. In the first quarter of 2001, we completed a Phase III pivotal study at 21 centers in the U.S. designed to determine the efficacy of ESTRASORB in reducing the frequency of hot flashes in post-menopausal women. The Phase III study was a randomized, double-blind, placebo-controlled, parallel-group study involving 200 participants. During this study, a daily dose of either ESTRASORB or a placebo emulsion was administered to the thighs and calves of each participant, with 100 participants receiving ESTRASORB and the remainder receiving the placebo emulsion. In 2002, Novavax reported on these Phase III clinical trial results at two major medical conferences. The study demonstrated that ESTRASORB treatment resulted in a statistically significant reduction in moderate and severe hot flashes at weeks four, eight and twelve of the clinical trial. In addition, a high percentage of women achieved cessation of moderate to severe hot flashes during the twelve-week clinical trial.

     We will co-promote ESTRASORB with King Pharmaceuticals, Inc. in the United States and Puerto Rico. Under the terms of our co-promotion agreement with King, we will be responsible for receiving orders, invoicing and distribution. Therefore, we will record all of the product sales, returns and allowances and cost of sales for ESTRASORB. The resultant gross margin will be shared equally with King and the payment to King will be recorded as selling and marketing expenses on our statement of operations. Under the co-promotion agreement, both parties will also share equally in approved marketing expenses for the products. All direct marketing expenses will be recorded by us, for which King will reimburse us fifty percent.

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

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2002, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Three months ended September 30, 2003 (“2003”) compared to the three months ended September 30, 2002 (“2002”)

     Revenues for 2003 were $4.3 million compared to $2.3 million for 2002. This represents an increase of $2.0 million, or 87%, from 2002 to 2003. Product sales increased from $1.8 million in 2002 to $3.6 million in 2003, an increase of $1.8 million, or 100%. Product sales from all product lines in 2003 exceeded 2002. The increases were due to the introduction of two new prenatal vitamin products, the fulfillment of a previous backorder from the second quarter for another prenatal product and overall order increases for the AVC and Gynodiol products compared to 2002. Revenue from contract research and development activities increased slightly from $0.4 million in 2002 to $0.6 million in 2003.

     Net loss for 2003 was $3.4 million or $(0.11) per share, compared to $6.9 million, or $(0.28) per share for 2002, a decrease of $3.5 million, and a per share decrease of $(0.17). The decrease in net loss was primarily due to decreased operating expenses of $1.6 million, and increased revenues of $2.0 million, as discussed above. In addition to the factors noted above, the decrease in net loss per share was due to an increase in the number of weighted average shares outstanding in 2003 of 5.5 million, resulting primarily from the February 2003 private placement of 4.75 million shares and an option exercise that occurred in May 2003 for 0.4 million shares.

     Costs of sales were $0.8 million in 2003 and 2002. Despite the increase in product sales of $1.8 million, cost of sales is identical year over year due to a sales reserve for the AVC suppository recall in 2002, which reduced sales but had no effect on cost of sales, and an overall product mix of higher margin product sales in 2003.

     Research and development expenses were $2.6 million in 2003 compared to $3.7 million in 2002. The decrease of $1.1 million, or 30%, was due to reductions in clinical trial and NDA filing costs for ESTRASORB when compared to 2002.

     Selling and marketing costs were $2.0 million in 2003 compared to $2.7 million in 2002, a decrease of $0.7 million, or 26%. During the first half of 2002, we increased our sales force and initiated marketing programs in anticipation of the approval and launch of ESTRASORB in 2002. The decrease in expenses from 2002 to 2003 is due to our subsequent reductions in selling and marketing personnel and marketing programs in the latter half of 2002 due to the delay in that previously expected approval.

     General and administrative expenses increased by $0.3 to $1.9 million in 2003 compared to $1.6 million in 2002. This increase is due to lower than usual quarterly general and administrative costs in the third quarter of 2002, rather than increases of general and administrative expenses in 2003. In the third quarter of 2002, we had lower than average expenses for legal costs, general insurance and consulting services. Quarter to quarter, general and administrative expenses during 2003 have been fairly consistent.

     Interest expense was $0.4 million in 2003 and 2002.

Nine months ended September 30, 2003 (“2003”) compared to the nine months ended September 30, 2002 (“2002”)

     Revenues for 2003 were $7.7 million compared to $12.5 million for 2002. This represents a decrease of $4.8 million, or 38%, from 2002 to 2003. Product sales decreased from $10.8 million in 2002 to $6.5 million in 2003, a decrease of 40%, or $4.3 million. Prenatal vitamin sales were $7.6 million in 2002 compared to $4.0 million for 2003, accounting for $3.6 million of the revenue decrease. The year-over-year decline in prenatal vitamin sales was due to a combination of factors that included:

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

sales promotions for the first six months of 2002, a high volume of expired product returns in 2003 as a result of the 2002 promotions, and an overall decline in market share due to the effects of generic competition. The AVC product line was also affected by second quarter 2002 promotions and the related higher than normal sales returns from expired products in 2003, resulting in a net year-over-year decline from AVC cream sales of $0.5 million. Revenues from milestone and license fees decreased from $1.1 million in 2002 to $0.2 million in 2003, due primarily to the one time recognition of $0.8 million on a milestone payment in 2002. Revenue from contract research and development activities, primarily with the NIH and other governmental agencies, increased from $0.6 million to $1.0 million.

     Net loss for 2003 was $14.2 million or $(0.49) per share, compared to $18.4 million or $(0.75) per share for 2002, a decrease of $4.2 million and a per share decrease of $(0.26). The decrease in net loss was primarily due to the decrease in revenue of $4.8 million, as previously discussed, offset by a decrease in total operating expenses of $9.2 million. The decrease in net loss per share was also due to the increase in the number of weighted average shares outstanding in 2003 of 4.7 million, resulting primarily from the February 2003 private placement of 4.75 million shares and an option exercise that occurred in May 2003 of 0.4 million shares.

     Costs of sales were $1.4 million in 2003 compared to $2.8 million in 2002. The decrease of $1.4 million, or 51%, was primarily due to the decrease in product sales, as described above.

     Research and development expenses were $7.7 million in 2003 compared to $9.8 million in 2002. The decrease of $2.1 million, or 21%, was due to reductions in clinical trial and NDA filing costs for ESTRASORB when compared to 2002.

     Selling and marketing costs were $6.1 million in 2003 compared to $10.6 million in 2002, a decrease of $4.5 million, or 42%. For the first six months in 2002, we increased our sales force and initiated marketing programs in anticipation of the approval and launch of ESTRASORB in 2002. The decrease in expenses from 2002 to 2003 is due to the subsequent reductions in selling and marketing personnel and marketing programs due to the delay in that previously expected approval. With the recent approval of ESTRASORB we plan on increasing our sales force and initiating marketing programs.

     General and administrative expenses were $5.6 million in 2003 compared to $6.7 million in 2002. The decrease of $1.1 million, or 16%, was due to major reductions in administrative and executive personnel and other expenses in the second half of 2002, due to the delay in the approval of ESTRASORB. With the approval of ESTRASORB, we anticipate adding general and administrative personnel and supporting services in the next few months.

     Interest expense was $1.2 million in 2003 compared to $0.9 million in 2002. The increase of $0.3 million, or 35%, primarily relates to the increase in convertible notes outstanding by $10.0 million in July 2002.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

including clinical development, the establishment of commercial-scale manufacturing capabilities and the development of sales and marketing programs are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.

     As of September 30, 2003, we had $6.0 million in cash and cash equivalents as compared to $3.0 million as of December 31, 2002, an increase of $3.0 million. Net cash used in operating activities was $14.2 million for 2003, compared to $16.7 million for the same period in 2002, a decrease of $2.5 million primarily due to our reduction in operating expenses. Cash used for investing activities was $1.0 million for 2003, compared to $8.8 million for the same period in 2002, a decrease of $7.8 million, or 89%. The decrease in investing activities relates primarily to payments for the build-out of our manufacturing facility in Philadelphia in 2002. Net cash provided by financing activities was $18.3 million for 2003, compared to $13.1 million in 2002, an increase of $5.2 million. The increase in financing activities resulted primarily from the private placement in February 2003 of 4,750,000 shares of our common stock at $3.50 per share, for net proceeds of $16.6 million.

     Working capital at September 30, 2003 was $5.0 million compared to $0.4 million at December 31, 2002. The increase in working capital of $4.6 million was primarily due to the $16.6 million private placement noted above, offset by year-to-date net cash used in operating activities.

     As noted earlier, we received FDA approval for ESTRASORB in October of this year. We currently anticipate that the commercial launch of ESTRASORB will occur late in the first quarter of 2004. We will be incurring substantial costs to support the selling, marketing and manufacturing expenses associated with recruiting and retaining the personnel and developing the programs necessary for the launch of ESTRASORB. In addition, we will not receive any receipts from potential product sales of ESTRASORB until a few months after the initial shipments.

     We have obtained financing over the past year to fund our operations as we have awaited the approval of ESTRASORB In June 2002, we issued a $10.0 million convertible note to King, and in February 2003 we completed the private placement of 4,750,000 shares of our common stock for net proceeds of $16.6 million. In December 2002 and January 2003, we also received a total of $1.5 million of equipment financing from the Philadelphia Industrial Development Corporation. In addition to these financings, we will require additional funds in excess of our present working capital to complete commercialization activities for ESTRASORB, including the final commercial scale-up of our manufacturing facility, as well as to continue the development of our other product candidates. In August 2003 we filed an S-3 shelf registration statement to raise up to an additional $50.0 million. We are in the process of raising capital under this registration and plan to have completed adequate financings, to meet our requirements, no later than the first quarter of 2004. There can be no assurance that adequate additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to delay significantly, reduce the scope of, or eliminate one or more of our research or development programs; downsize our selling, marketing, general and administrative infrastructure or programs; or seek alternative measures including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. Based on our assessment of our current business plans, in the absence of new financing, we believe we have adequate resources to meet our obligations for the next 3 to 4 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes during the period from the end of our last fiscal year through September 30, 2003 to the information concerning the Company’s quantitative and qualitative disclosure about market risk as set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC.

Item 4. Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that such officers are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. During the quarter, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

NOVAVAX, INC. AND SUBSIDIARIES

Item 1 — Legal Proceedings

     The Company is not a party to any material pending legal proceedings.

Item 2 — Changes in Securities

     None.

Item 3 — Defaults upon Senior Securities

     None.

Item 4 — Submission of Matters to a Vote of Security Holders

     None

Item 5 — Other Information

     None.

Part II. Other Information (continued)

NOVAVAX, INC. AND SUBSIDIARIES

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Employment Letter by and between the Company and Ford R. Lynch.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nelson M. Sims, President and Chief Executive Officer of the Company.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dennis W. Genge, Vice President and Chief Financial Officer of the Company.

(b)	Reports on Form 8-K

None

NOVAVAX, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)

Date: November 12, 2003	By: /s/ Dennis W. Genge Dennis W. Genge Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)