Form 10-K
period 2003-12-31
NOVAVAX INC
filed 2004-03-15
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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
Common Stock ($.01 par value)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     The aggregate market value of 21,543,402 shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at June 30, 2003, as computed by reference to the closing price of such stock, was approximately $118,500,000.

     The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding at February 27, 2004 was 34,719,085 shares.

Documents Incorporated By Reference

     Portions of the Registrant’s definitive Proxy Statement to be filed not later than 120 days after December 31, 2003 in connection with the Registrant’s 2003 Annual Meeting of Stockholders, referred to herein as the “2004 Proxy Statement,” are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Overview

     Novavax is a fully-integrated specialty biopharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases. On October 9, 2003, our lead product candidate, ESTRASORB®, the first topical emulsion for estrogen therapy, was approved for marketing by the Food and Drug Administration. The FDA approved ESTRASORB for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. We believe ESTRASORB will be competitively positioned to address the estimated $1.5 billion estrogen therapy market in the United States. In 2002, Novavax reported on ESTRASORB’s Phase III clinical trial results at two major medical conferences. The study demonstrated that ESTRASORB treatment caused a statistically significant reduction in moderate and severe vasomotor symptoms at weeks four, eight and twelve of the clinical trial.

     Our micellar nanoparticle technology involves the use of patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. We believe that our technology represents the first time that ethanol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered systemically. In addition to ESTRASORB, our product candidates using these technologies include ANDROSORB™, a topical testosterone emulsion that has completed two Phase I clinical trials, and PROGESTSORB™ NE, a topical progestin emulsion. Other drug delivery technologies, like our Novasome® and Sterisome® technologies, are being utilized to develop other products. Novasomes are used as adjuvants to enhance vaccine effectiveness. Sterisomes can be used as subcutaneous injections that deliver long-acting drug effects.

     In 2001 and 2002, we entered into co-promotion agreements with King Pharmaceuticals, Inc. for the promotion and marketing of ESTRASORB and ANDROSORB within the United States and Puerto Rico, and we licensed to King the right to sell these products outside the United States. Under the terms of the co-promotion agreement, we will record all of the product sales, returns and allowances and cost of sales for ESTRASORB and ANDROSORB in the United States and Puerto Rico. The resultant gross margin will be shared equally with King, subject to a 17% limitation on cost of sales, and the payment to King will be recorded as a selling and marketing expense on our statement of operations. In addition, both parties will share equally in approved marketing expenses for the products. All direct marketing expenses will be recorded by us, for which King will reimburse us fifty percent. In 2001, we received licensing fees of $3.0 million and milestone payments totaling $5.0 million from King upon the submission to the FDA and acceptance for review of the ESTRASORB New Drug Application. We also received from King $20.0 million in December 2000, $10.0 million in September 2001, and $10.0 million in June 2002, in each instance in the form of convertible note financings.

     We also currently market, sell and distribute a line of prescription pharmaceuticals and prenatal vitamins through our 64 person sales force that has extensive experience selling to obstetricians, gynecologists, managed care organizations, wholesalers and retail pharmacies throughout the United States. In 2003, these products generated revenues of $10.2 million. In 2004, we expect to sell ESTRASORB through both our sales force and King’s women’s health sales force. We also plan on expanding our sales force and initiating marketing programs for the commercial introduction of ESTRASORB. We will manufacture ESTRASORB for commercial sale in our dedicated, state-of-the-art, 24,000 square foot facility in Philadelphia, Pennsylvania, which was completed and substantially validated in 2003.

     We also conduct research and development on preventative vaccines and proteins for infectious diseases and cancers, and tolerogens to prevent the initiation and progression of stroke and other illness. In September 2003, we were awarded a five-year $19.0 million contract from the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, for the design and development of a new class of human immunodeficiency virus vaccine candidates for preclinical and clinical studies. We will serve as the prime contractor with three other subcontractors participating in the contract and we expect to receive approximately $14.0 million over the five-year period. In August 2003, we were also part of a consortium that received a $5.0 million NIAID project program grant to develop another set of HIV vaccine candidates. We expect to receive approximately $4.0 million over four and a half years for our participation in this grant effort.

Our Strategy

     The primary elements of our strategy include:

•	Maximize the commercial impact of ESTRASORB. We are currently finalizing commercialization and manufacturing infrastructures, facilities, programs and systems for the commercial introduction of ESTRASORB in 2004. We believe that our sales and marketing plan will enable ESTRASORB to capture a meaningful share of the estimated $1.5 billion estrogen therapy market in the United States. We expect that the introduction of ESTRASORB will increase our presence in the women’s health market, thereby enabling us to more effectively commercialize future products that we develop, acquire or in-license.

•	Leverage our unique drug delivery technology platforms to commercialize additional pharmaceutical products. A key component of our growth strategy is the introduction of new products based on our proprietary drug delivery technologies. In addition to ESTRASORB and ANDROSORB, we have three hormone therapy product candidates in preclinical development that utilize our MNP technology. We will continue to focus on developing improvements to existing therapies and intend to target large markets where our products can be clinically differentiated through improved delivery technology.

•	Continue to develop our capabilities as a fully-integrated specialty biopharmaceutical company. We expect to enhance our internal capabilities in the development, testing, manufacture and marketing of our product candidates. We believe that this fully-integrated platform differentiates us from many specialty biopharmaceutical companies and enhances our ability to successfully introduce new products such as ESTRASORB, and to grow our existing line of women’s health products. We plan to continue to focus our research and development efforts on advancing our existing product candidates towards commercialization and on identifying and commercializing new therapies using our unique drug delivery techniques. We have completed the build-out of our ESTRASORB manufacturing facility and we are validating and expanding our manufacturing and marketing capabilities for the commercial launch of ESTRASORB. We currently have a 64 person sales force with experience in the area of women’s health, and intend to continue to build that sales team as we commercialize, acquire and in-license new products.

•	Continue to expand our product lines through acquisition of new products and technologies. We believe we can continue to grow through the acquisition of product lines, individual products or additional technologies. Numerous opportunities exist to acquire such products and technologies as large pharmaceutical companies seek to divest many non-core product areas. Our fully-integrated capabilities assist us in identifying, acquiring and successfully implementing new product and company acquisitions.

We have demonstrated our ability to successfully acquire and integrate products and research capabilities. We acquired Fielding Pharmaceutical Company in December 2000, which enabled us to expand our women’s health product line and gave us an established national sales force with experience calling on obstetricians and gynecologists throughout the United States. In order to provide us with additional products to sell through our sales force, in January 2001 we purchased the AVC™ product line from King, and in July 2002 we entered into an agreement with privately-held Ferndale Laboratories, Inc. to co-promote Analpram HC®.

•	Build a competitive vaccine program addressing urgent medical needs for large and underserved markets. We believe we are a leader in the use of insect cells for the manufacture of pharmaceutical proteins, which may be the most competitive commercial process for making certain vaccines. Because of this expertise we have collaborative contracts and grants with the National Institutes of Health for the development of a second generation acquired immune deficiency syndrome vaccine, and a new type of flu vaccine using Novasome adjuvants. We are also working with the NIH in the research and development of an E-selectin tolerogen for use in stroke prevention. If successful, we believe these could address large and underserved markets. Our strategy for building a comprehensive vaccine business is to identify urgent medical needs, assess the scientific and clinical feasibility, identify those opportunities with large and sustainable markets, and insure we have a competitive advantage by securing commercial rights and patent protection.

Our Products and Product Candidates

     We are focused on the successful introduction of new products and product candidates and the continued sales growth of the products we currently market. The table below provides a summary of our marketed products, approved products and product candidates, which are discussed elsewhere in further detail:

Product or
Product Candidate	Product Description	Partner	Status
Nestabs® Product Line	Prescription prenatal vitamins	—	Marketed

NovaStart®	Prescription prenatal vitamins	—	Marketed

NovaNatal®	Prescription prenatal vitamins	—	Marketed

Gynodiol™	Oral estrogen therapy	Barr	Marketed

AVC™ cream	Vaginal infection	—	Marketed

Analpram HC®	Topical prescription corticosteroids for hemorrhoids	Ferndale	Marketed

ESTRASORB®	Topical emulsion for estrogen therapy	King	Approved by FDA for marketing

ANDROSORB™	Topical emulsion for testosterone therapy	King	Phase I

PROGESTSORB™ NE	Topical emulsion for progestin therapy	—	Preclinical

AIDS HIV-1 VLP	A virus –like particle vaccine to	NIH	Preclinical
Vaccine	prevent AIDS

Influenza VLP vaccine	Influenza prevention	NIH	Preclinical

E-Selectin tolerogen	Stroke prevention	NIH	Preclinical

     Our Recently Approved Product —ESTRASORB

     ESTRASORB was approved by the Food and Drug Administration in October, 2003 for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. ESTRASORB utilizes our patented micellar nanoparticle technology to deliver estrogen, in the form of 17ß-estradiol, through the skin when applied topically in the form of an emulsion. We believe that this formulation provides a unique and appealing option to many women suffering from vasomotor symptoms. The efficacy of ESTRASORB was demonstrated in a Phase III clinical trial. The results showed a statistically significant reduction in moderate and severe vasomotor symptoms at weeks four, eight and twelve of the clinical trial. Specifically, the occurrence of hot flashes was reduced by approximately 85% at week twelve when compared to the trial’s baseline.

     Market Overview. As a woman approaches menopause, ovulation becomes less frequent and the production of estrogen decreases. Eventually, the estrogen produced is insufficient to bring about menstruation. Menopause is typically defined as the absence of menstruation for at least one year. The average age of menopause is approximately 51 years and menopausal symptoms are experienced by about 75% of women. Millions of women currently take estrogen therapy and as the “baby boomer” generation ages, the number of patients reaching menopause and needing estrogen therapy will increase.

     The primary goal of hormone therapy is the safe and convenient relief of symptoms with minimal side effects. Estrogen therapy is used worldwide by menopausal women to relieve vasomotor symptoms, such as hot flashes and night sweats, and by post-menopausal women to prevent osteoporosis and other adverse health conditions. There are a variety of estrogen products available including oral, vaginal and transdermal preparations. Patients taking oral preparations may complain of nausea. Transdermal patches for estrogen therapy were developed in large part to eliminate the side effect of nausea and were first commercially available in the mid-1980’s. Patches generally use alcohol to drive estrogen through the skin to achieve therapeutic blood levels. Patches may cause skin irritation and inconvenience associated with wearing and changing the patch.

     Clinical Trials of ESTRASORB. There are several preclinical and human safety and efficacy studies for ESTRASORB. A Phase II study completed in the first quarter of 1999 involved a 35-day randomized, double-blind, placebo-controlled dosing protocol that included 120 patients at six clinical sites in the United States. The study demonstrated a statistically significant reduction in the number of hot flashes per day. The Phase III study supporting the efficacy of ESTRASORB was a randomized, double-blind, placebo-controlled, parallel-group study with 200 participants. The study demonstrated that ESTRASORB treatment caused a statistically significant reduction in the frequency and severity of moderate to severe vasomotor symptoms at weeks four, eight and twelve. The Phase III study further demonstrated that ESTRASORB has a mild and manageable adverse event profile. In 2004, we will initiate a study to determine the lowest effective dose of ESTRASORB.

     Marketing of ESTRASORB. The United States marketplace for estrogen therapy is currently estimated to be $1.5 billion and highly competitive. In response, we have prepared a focused and aggressive marketing strategy for launching ESTRASORB. The primary aim of this strategy is to leverage the unique profile of ESTRASORB as the first and only FDA-approved estrogen topical emulsion. Our efforts will target healthcare professionals who prescribe high volumes of estrogen therapy and who have demonstrated a propensity to adopt new products, specifically transdermal products. We will dedicate significant resources to create awareness about this unique delivery system. In addition, we believe that post-menopausal women suffering from vasomotor symptoms will embrace ESTRASORB as a natural and appealing product that offers potential advantages to oral and transdermal products.

     In July 2002, the Journal of the American Medical Association published data from the Women’s Health Initiative, a large-scale study to examine the long-term health effects of hormone therapy in healthy women. Published results of the trial indicated that the group of women on combination hormone therapy (in this case a single orally-administered product combining conjugated equine estrogens and a synthetic progestin) demonstrated overall health risks that warranted the discontinuation of this group from the study. The results have had a negative impact primarily on orally-administered, combination hormone therapy products and led to uncertainty by women about the long-term use of hormone therapy, especially for uses other than the treatment of vasomotor symptoms.

     It is important to note that ESTRASORB is a single agent estrogen therapy product indicated for the treatment of moderate to severe vasomotor symptoms associated with menopause. This is in marked contrast to the combination product discontinued in the Women’s Health Initiative. Specific key differences when comparing ESTRASORB to the combination products in the Women’s Health Initiative include:

•	ESTRASORB utilizes a proprietary topical delivery system that avoids first-pass liver metabolism

•	ESTRASORB contains 17b-estradiol, which is identical to the estrogen produced by a woman’s body and

•	ESTRASORB is approved and will be marketed for the treatment of moderate and severe vasomotor symptoms associated with menopause.

     Product Development Candidates

     ANDROSORB. ANDROSORB utilizes our patented micellar nanoparticle technology to deliver testosterone through the skin, when applied topically as an emulsion. ANDROSORB may be useful to treat the symptoms of testosterone deficiency, a condition that is increasingly prevalent in our aging population. To date, there have been no approved testosterone therapy products for women in the United States other than a product that combines estrogen and methyltestosterone. Current testosterone therapy products for men include deep intramuscular injections, transdermal patches and gels. The injections require frequent visits to a physician and may be associated with pain at the injection site and abscess. The transdermal patches may cause skin irritation and patient inconvenience associated with wearing and changing patches. We believe that ANDROSORB may offer several advantages over these current therapies. ANDROSORB is an emulsion that may be applied to the skin, thus eliminating the need for intramuscular injections. In addition, ANDROSORB does not contain materials that may cause the skin irritation associated with transdermal patches. We completed a Phase I study in 2000 and completed a second Phase I study in 2002.

     In addition to other hormone product candidates, our micellar nanoparticle technology has the potential to be used with a wide variety of drug classes including analgesics, central nervous system drugs and anti-inflammatory agents. We have a two-pronged strategy as it relates to our product candidates. We plan to introduce internally developed additional proprietary hormone products that utilize our MNP technology platform and we will also look to partner with other pharmaceutical companies to introduce products that target these other significant market opportunities. We believe that our MNP technology could be particularly attractive to pharmaceutical companies that are looking to extend their patent protection, where the product could be clinically differentiated through improved delivery technology, or where a portion of the patient population is experiencing difficulties associated with oral delivery.

     Currently Marketed Prescription Products

     Our women’s health product line provides us with an established national sales force having extensive experience in selling to currently marketed obstetricians and gynecologists throughout the United States. Our products include the Nestabs® line, NovaNatal®, NovaStart®, AVC™ cream and Gynodiol™. As a result, with the approval of ESTRASORB, and in anticipation of the market launch of ESTRASORB, we are increasing our sales force of 64 people to approximately 80 people. We believe that the expertise gained through the marketing of our current products positions us well for a successful launch of ESTRASORB. We currently market the following women’s health prescription products.

     NovaNatal®, NovaStart® & Nestabs® product line. We market a full line of prenatal multi-vitamins for use before, during and after pregnancy. Our newest additions to our family of prenatal vitamins are NovaNatal and NovaStart. NovaNatal is a convenient, once-a-day dosing prenatal vitamin that is a patient-friendly, small, easy to swallow tablet. NovaStart is designed as a preconception vitamin. Our prenatal vitamin product line generated $5.7 million in sales in 2003, $8.8 million in 2002 and $10.8 million in 2001.

     Gynodiol™. Gynodiol is a safe, effective and economical option for women who require an oral estrogen therapy, and is available in four dosage strengths. Gynodiol is indicated for the relief of moderate to severe vasomotor symptoms associated with menopause, the treatment of vulval and vaginal atrophy, the treatment of hypoestrogenism and the prevention of osteoporosis. The total sales for Gynodiol in 2003 were $2.2 million, $1.7 million in 2002 and $2.1 million in 2001.

     AVC™ Cream. AVC is an established women’s hygiene product effective for the treatment of vaginal infection. We acquired AVC from King for $3.3 million in 2001 and we believe there is opportunity for sales growth because AVC is the only sulfanilamide on the market. AVC generated $1.8 million in sales in 2003, $1.9 million in 2002 and $3.5 million in 2001.

     Analpram HC®. Analpram HC is a topical prescription of corticosteroids that are anti-inflammatory and anti-pruritic agents targeted at women suffering from hemorrhoids. We began selling this product in August 2002 after entering into a co-promotion agreement with Ferndale in July 2002. We received $0.5 million in co-promotion revenues from Ferndale in 2003.

     We distribute our women’s health products primarily through three national distributors and a number of regional distributors in the United States, which in turn supply our products to retail pharmacies. In 2003, sales to these three distributors accounted for 74% of the Company’s revenues and 76% of the Company’s accounts receivable. We consider our relationship with these companies, which are the primary distributors for pharmaceutical companies in the United States, to be good. However, in the event that one or more of these distributors terminated their relationship with us, it could have a material, adverse effect on our business.

     Vaccines Infectious Diseases and Tolerogens

     We develop and produce biopharmaceutical proteins for use as vaccines against infections diseases and as tolerogens to prevent inflammatory and immune responses in the initiation and progression of stroke and other illness. We collaborate with governmental, commercial and leading academic institutions in development, safety testing and clinical trials. We also develop virus-like particles which imitate important three dimensional structures of viruses but are composed of recombinant proteins and therefore are incapable of causing infection and disease. Our vaccine and tolerogen product candidates include the following:

     HIV Vaccine. The human toll of AIDS is staggering and now kills more people worldwide than any other infectious disease. More than 40 million people are infected with HIV and an estimated 5 million people were newly infected with HIV in 2003. Under NIH contracts, we are working with one of the leading scientific teams in the development of a second generation AIDS vaccine. The HIV vaccine candidates will be based on our knowledge and experience in producing VLP vaccines and manufactured using our insect cells technology. Promising HIV virus-like particle vaccine candidates will also be formulated with Novasome® adjuvants, our proprietary Novavax technology that is designed to boost the body’s immune response to certain vaccine formulations. The HIV vaccine candidates will be used in animal studies and subsequent clinical studies in humans.

     As noted earlier, in 2003 the Company was awarded one contract under which it will act as prime contractor and was selected to participate in another as a sub-contractor, relating to the design and development of a new class of HIV vaccine candidates. Both of these contracts were awarded by the National Institute of Allergy and Infectious Diseases, a component of NIH. Like most government contracts, our HIV agreements with the NIAID incorporate federal regulations that permit the government to terminate performance of work under the agreement, in whole or in part, at any time, if the government determines that termination is in the government’s best interest.

     E-Selectin Tolerogen. Novavax and the National Institute of Neurological Disorders and Stroke have been developing E-selectin-based molecularly derived products for the prevention of strokes. In September 2002, a published report in the professional journal Stroke provided experimental evidence on prevention of stroke in stroke-prone rats. These results provided supportive evidence that E-selectin tolerization may someday be useful in the prevention of strokes and other illness where inflammatory and immune responses are involved in the initiation and progression of disease.

Our Platform Technologies

Technology	Description	Products
Micellar Nanoparticles	An oil and water nanoemulsion (under 1 micron in diameter) that allows topical delivery of alcohol-soluble materials	ESTRASORB, ANDROSORB and PROGESTSORB NE

Novasomes®	Non-phospholipid liposomes that can be used as adjuvants to enhance vaccine effectiveness	Novasome adjuvanted influenza and HIV vaccines

Sterisomes®	Sterol and oil free emulsion	ANDRO-JECT™ and PROSTERISORB™

Recombinant vaccines	Virus-like particle vaccines produced in cultured insect cells	HIV/AIDS, influenza, SARS, and HPV chimeric vaccines

Viral Vaccines	Tissue culture derived live or attenuated vaccines	Smallpox and Dengue vaccines

Recombinant tolerogens	Tolerization for prevention of strokes and other illnesses	E-selectin tolerogen

     Our product development efforts are focused on the research and development of proprietary topical and injectable drug delivery systems and vaccine technologies and the application of those technologies. Our technology platforms involve the use of proprietary microscopic structures as vehicles for the delivery of a wide variety of drugs, including hormones and vaccine adjuvants. In addition, our vaccine technology can be utilized for the development of prophylactic vaccines. We believe our innovative technologies may allow for a more cost-effective and stable delivery of a wider variety of drugs and other therapeutics than commercially available phospholipid liposomes and other delivery vehicles. Our topical delivery technology may also be preferred over other available injectable delivery technologies that are invasive, inconvenient and sometimes painful.

     Micellar Nanoparticle Emulsions. Micellar nanoparticles are proprietary oil and water nanoemulsions. We believe that our micellar nanoparticle emulsions are the first substances able to encapsulate ethanol-soluble materials. The micellar nanoparticle emulsion formulations we use for the topical delivery of drugs have properties similar to creams and lotions. Micellar nanoparticle emulsions are the fundamental technology platform for our hormone therapies, including our recently approved product ESTRASORB and our ANDROSORB product candidate. We believe that our patent on this technology lasts until 2015.

     Novasome Non-Phospholipid Liposomes. In addition to our micellar nanoparticle emulsion technology, we have developed Novasome non-phospholipid liposomes. Novasomes are proprietary liposomes in which vaccines can either be encapsulated, or mixed with, for delivery into the body by injection. They are made using our patented manufacturing processes from a variety of readily available chemicals called amphiphiles. We believe that our Novasome technology may provide an effective and safe adjuvant system for a variety of vaccines. Our initial use of this technology will be in the development of vaccines for HIV/AIDS and other infectious diseases.

     Sterisomes. Sterisomes are our proprietary oil-free drug delivery system comprised predominately of water. Sterisomes can be used as a depot delivery system for certain steroidal hormones. We currently have in preclinical development a long-acting subcutaneous injectable formulation of testosterone and a vaginal progesterone product utilizing this delivery system.

     Virus-Like Particles. We also develop recombinant virus-like particles for use as vaccines against infectious diseases. Virus-like particles are self-assembling protein structures that resemble viruses. These are non-infectious particles that can generate immune responses when administered as vaccines. We have several ongoing development programs involving virus-like particles, including HIV/AIDS, influenza, melanoma, and HPV chimeric vaccines.

Manufacturing

     The development and manufacture of our products are subject to good laboratory practices and current good manufacturing practices prescribed by the FDA and to other standards prescribed by the appropriate regulatory agencies in other countries. We currently utilize contract manufacturers to produce our existing marketed product lines. We have recently completed the build-out of a 24,000 square foot manufacturing facility within a Cardinal Health facility in Philadelphia, Pennsylvania to our specifications and requirements, and have installed manufacturing equipment to accommodate commercial production of ESTRASORB. We have substantially completed the validation of the facility and equipment and we are now manufacturing bulk product and packaging ESTRASORB for commercial distribution using our machinery and employees. Cardinal will perform the final fill of these products on our dedicated line and we have selected a logistics company to warehouse, distribute and provide customer service and collection activities for all of our products. Despite the addition of this new facility, we may also need to rely on collaborators, licensees or access to other manufacturing facilities for future later-stage clinical trials and commercial production efforts. There can be no assurance that we will be able to enter into such relationships or obtain needed facilities to manufacture products in a timely manner at acceptable quality and prices, or that we or our suppliers will be able to comply with good laboratory practices or good manufacturing practices, as applicable, or manufacture an adequate supply of product.

     In August and September 2003 we received a grant and a contract from the National Institute of Allergy and Infectious Diseases which could total up to $18 million for the design and development of a new series of human immunodeficiency virus candidates for preclinical and clinical studies. The contract and grant cover four to five year periods. To meet any manufacturing requirements of the contract and grant over their terms, we will need to enhance and expand the capabilities of our current lab facilities.

Competition

     The specialty biopharmaceutical industry is intensely competitive and is characterized by rapid technological progress. We compete with specialized biopharmaceutical firms and large pharmaceutical companies in the United States, Europe and elsewhere that are engaged in the discovery, development and marketing of hormone therapies, vaccine products and other products that do or could compete with our currently marketed and approved products and our product candidates. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

     The estrogen therapy market is highly competitive, well-established and includes many products marketed by major pharmaceutical companies. The oral segment, which accounts for over 75% of the estrogen therapy market, is dominated by Wyeth’s Premarin®. Wyeth commits significant resources to promoting its portfolio of estrogen products and has a dominant presence with healthcare professionals that utilize oral estrogen therapy products. We will have to compete with Wyeth and numerous other companies marketing oral products, including manufacturers of generic 17b-estradiol. Transdermal estrogen therapy products (patches) currently account for approximately 15% of the estrogen therapy market. Patch products are well accepted and many such as Vivelle DOT® have been marketed for several years. In addition to currently approved and marketed products, several estrogen therapy products are in development. Also, we are aware of companies that market estrogen gel topical products outside of the United States and know of one estrogen gel that recently received marketing approval from the FDA.

     Our currently marketed products also face significant competition. The prenatal vitamin market, for example, is very fragmented with many competitors. A number of companies that are larger than us, and have greater resources than we do, sell prenatal vitamins that compete with our line of prenatal vitamins, including Warner-Chillcot, Solvay Pharmaceuticals, Mead Johnson and many generic manufacturers. The competition to develop new FDA-approved prenatal vitamins is also intense. In addition, Gynodiol, our marketed oral estrogen therapy product, competes in the crowded, competitive oral estrogen therapy market.

     In general, competition among pharmaceutical products will be based in part on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the relative timing of the market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sale.

Patents and Proprietary Information

     We currently have 51 United States patents and corresponding foreign patents and patent applications covering our technologies. We have pending U.S. patent applications in both the U.S. and worldwide covering the composition, manufacture and use of our organized lipid structures and related technologies. A current U.S. patent issued in 1997 covers our micellar nanoparticles technology and methods of their production. Micellar nanoparticles are the structures that allow for ESTRASORB’s topical delivery of estradiol.

     Consistent with statutory guidelines issued under the Federal Technology Transfer Act of 1986 designed to encourage the dissemination of science and technology innovation and provide sharing of technology that has commercial potential, the Company’s collaborative research efforts with the government or with other private entities receiving federal funding provide that developments and results will be freely published, that information or materials supplied by us will not be treated as confidential and that we will be required to negotiate a license to any such developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost, or that such developments and results will not be made available to our competitors on an exclusive or nonexclusive basis.

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

     We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

     There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the medical care system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for medical goods and services may take in response to any medical reform proposals or legislation. We cannot predict the effect medical or health care reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Employees

     We currently have 117 full-time employees, 28 of whom are employed in research and development. Of those 28 employees in research and development, seven have earned Ph.D. degrees and two are medical doctors. We have no collective bargaining agreement with our employees and believe that our employee relations are good.

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

     Our success is heavily dependent on the market acceptance of ESTRASORB.

     ESTRASORB was approved for commercial sale by the FDA on October 9, 2003. Even with ESTRASORB’s approval, there is no guarantee that, in conjunction with King Pharmaceuticals, Inc., our marketing partner for ESTRASORB, we will be able to successfully commercialize ESTRASORB, or that ESTRASORB will be a commercial success. Many factors could negatively affect our ability to successfully commercialize ESTRASORB, including:

•	delays in the manufacture and validation of ESTRASORB in commercial quantities

•	our inability to timely and effectively promote and sell ESTRASORB with King in the United States and Puerto Rico or by King outside those regions, so that ESTRASORB gains a meaningful share of the estrogen therapy market, which currently is dominated by Premarin®, an oral estrogen tablet sold by Wyeth, and estrogen patches sold by several companies including Novartis Pharma AG, Berlex Laboratories, Inc. and Forest Pharmaceuticals, Inc.

•	our inability to manufacture ESTRASORB at acceptable gross margins and

•	our inability to obtain coverage and favorable reimbursement rates for ESTRASORB from insurers and other third-party payors.

     We will face substantial competition in connection with the sale of ESTRASORB and our product candidates.

     We compete with numerous other companies worldwide that have developed or are developing products that compete or may compete with ESTRASORB and our product candidates. These competitors include both large and small pharmaceutical companies, biotechnology firms, universities and other research institutions. We may not succeed in developing technologies and products that are more effective than those being developed by our competitors.

     Many large companies currently produce and sell estrogen products for clinical indications identical to those for ESTRASORB. In the oral product segment of the estrogen therapy market, which accounts for over 75% of the market according to 2003 IMS Health Incorporated data, Wyeth commits significant resources to the sale and marketing of its product, Premarin®, in order to maintain its market leadership position. Warner-Chillcot also competes in the branded oral product segment with its product, Estrace®. In addition, ESTRASORB will compete with products produced and sold by generic manufacturers in the oral product segment of the market, such as Watson Pharmaceutical, Inc.’s generic product, Estropipate®. In the patch segment of the market, which according to IMS accounts for approximately 15% of the estrogen therapy market, several companies market transdermal estrogen patches with which ESTRASORB will compete. For example, Novartis currently markets and sells its Vivelle® and Estraderm® patches, and Berlex Laboratories and Forest Pharmaceuticals co-promote the Climara® transdermal patch. Several companies also currently market ethanol-based estrogen gels and ointments outside the United States. For example, Schering Canada sells its estrogen gel, Estrogel®, in Canada.

     These and other products sold by our competitors have all achieved some degree of market penetration. ESTRASORB will compete in the United States for market share with these products and we cannot guarantee that, together with King, we will be able to effectively promote ESTRASORB against these competitive products. In order to effectively compete, we have and will continue to make substantial investments in sales and marketing. Many of these products are sold by companies with greater resources than we have and there is no assurance that we will be successful in gaining significant market share for ESTRASORB or in earning a return on our investment in ESTRASORB or our product candidates, if approved.

     Our technologies and products may be rendered obsolete or noncompetitive as a result of products introduced by competitors. Most of our competitors have substantially greater financial and technical resources, production and marketing capabilities, and related experience. The greater resources, capabilities and experience of our competitors may enable them to develop, manufacture and market their products more successfully and at a lower cost. In addition, many of our competitors have significantly greater experience in conducting preclinical testing and clinical trials of human pharmaceuticals and obtaining regulatory approvals to market such products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we will, which may give them an advantage in achieving market acceptance of their products.

     We are uncertain about our ability to obtain future financing and the effects of such financing.

     We cannot be certain that we will be able to generate revenues from product sales in the near term or at all in an amount sufficient to fund our operations, and we could require additional funds to continue our research and development programs, commence future preclinical and clinical trials, seek regulatory approvals, establish commercial-scale manufacturing capabilities, and market our products. We may seek such additional funds through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies, and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds we may need for our anticipated operations, we may be required to delay significantly, reduce the scope of, or eliminate one or more of our research or development programs; downsize our selling, marketing, general and administrative infrastructure or programs; or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of existing stockholders’ percentage interest in our company. These future offerings also could have a material and adverse effect on the price of our common stock.

     We have a history of losses and our future profitability is uncertain.

     Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at December 31, 2003 was $104.8 million. Our revenues for the last three years were $11.8 million in 2003, $15.0 million in 2002 and $24.1 million in 2001. Sales of products that we acquired as a result of our acquisition of Fielding Pharmaceutical Company in 2000 have generated modest revenues, but based on our current business plan these revenues will not be sufficient to offset our expenses in the future. We cannot be certain when or if we will generate substantial revenues from the sale of ESTRASORB. We have received a limited amount of product-related revenue from research contracts, licenses and agreements to provide vaccine products, services and adjuvant technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in other significant revenues to offset our expenses. Our net losses for the last three years were $17.3 million in 2003, $22.7 million in 2002 and $9.7 million in 2001. Our losses have resulted from research and development expenses, pre-launch sales and marketing expenses in anticipation of FDA approval for ESTRASORB, protection of our intellectual property, and other general operating expenses.

     Our losses may initially increase due to the launch of ESTRASORB as we expand our manufacturing capacity, sales and marketing capabilities and conduct additional and larger clinical trials for our product candidates. Therefore, we expect our cumulative operating loss to increase until such time, if ever, product sales, licensing fees and royalty payments generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

     We intend to allocate a significant portion of our sales force’s time to the product launch of ESTRASORB and, consequently, the sales of our other women’s health products could be adversely affected. The costs of maintaining our own sales force to market our current products and ESTRASORB may in the future exceed product revenues. If we continue to market ESTRASORB or future products directly, significant additional expenditures and management resources may be required to increase the size of our internal sales force.

     Our sales and marketing plan for ESTRASORB depends in large part on the success of our relationship with King.

     We have entered into a co-promotion agreement with King for the marketing and promotion of ESTRASORB in the United States using both King’s and our sales and marketing personnel. We have also granted King exclusive rights to promote, market and distribute ESTRASORB outside the United States. In return, we received certain milestone payments. We are entitled to receive additional payments upon the achievement of specified milestones, and licensing fees and royalties on future sales. While our co-

promotion and licensing agreements with King give us some limited protections with respect to King’s marketing and sales efforts and, we believe, create financial incentives for King consistent with our own, we cannot control the amount and timing of the marketing efforts that King devotes to ESTRASORB, or make any assurances that co-promotion efforts by the Company and King of ESTRASORB in the United States, and King’s marketing of ESTRASORB outside the United States, will be successful. In addition, we agreed to charge King no greater than 17% for the cost of sales of ESTRASORB when calculating co-promotion payments. We believe this cost of sales percentage will be less than our actual costs during the initial period of the products introduction into the market and this limitation will restrict our profitability.

     Our success in marketing other potential future products will also depend in large part on our relationship with King. Our co-promotion agreement with King provides for the co-promotion with King in the United States of our product candidate ANDROSORB™. If this product is approved for marketing by the FDA, King has an exclusive worldwide license, except in the United States, to market this product. Under our co-promotion agreement, King also has the right to co-promote certain future hormone therapy products that we may develop in the field of women’s health. In the future, we might enter into other licensing or co-promotion arrangements with King or other third parties for the marketing and sale of other future products. Assuming FDA approval, any revenues we receive from sales of ANDROSORB and other future products will depend in large part on the terms of these agreements and the efforts of King and any other third-party marketing partners.

     Our agreements with King reduce the likelihood that we could be acquired by another company.

     Our co-promotion agreement and license agreement with King for the marketing of ESTRASORB and ANDROSORB contain several provisions that would take effect upon a change of control of the Company. One provision allows King several options in the event of a change in control of Novavax including (i) terminating our right to co-promote King products, (ii) terminating our rights to promote ESTRASORB and ANDROSORB (if approved) and certain other hormone therapies for women, or (iii) requiring Novavax to assign and transfer to King all related rights of ownership for ESTRASORB and ANDROSORB and certain other hormone therapies for women and license to King on an exclusive and perpetual basis all intellectual property rights and know-how with respect to such products. If King chooses to exercise its rights under either clause (ii) or (iii) above, King will pay us royalties on the net sales of such products. In addition, King will pay us for the cost of manufacturing, plus a markup consistent with the terms of the license agreement for handling costs. In the event of a change in control, King could also require that we redeem $40.0 million in aggregate principal amount of our outstanding convertible promissory notes that it currently holds, at a redemption price equal to 101% of the outstanding principal and accrued interest. These provisions may have the effect of making us less attractive as an acquisition candidate.

     We need additional manufacturing capability to commercialize our products.

     We do not have any experience with the large capacity manufacturing required for the commercial sale of a product. Although we have had the ability to produce the limited quantities of products needed to support our current research and development programs and clinical trials (including utilizing contract manufacturing organizations), we will need more production capacity for larger, later-stage clinical studies and commercial sales. Our potential products may be too difficult or costly to manufacture on a large scale, to develop into commercially viable products, or to market.

     We have validated our manufacturing methods for ESTRASORB, which has been produced in 100-kilo size batches. Such validation is required under FDA guidelines, and we received FDA approval of these methods in connection with the approval of ESTRASORB. We currently manufacture ESTRASORB at a facility of Cardinal Health, Inc. in Philadelphia, Pennsylvania. We expect that Cardinal Health will provide packaging services for ESTRASORB that we manufacture in their facility. We have completed the build out of the facility to meet our requirements and have installed manufacturing equipment for commercial production of ESTRASORB. Now that this new equipment is installed, we need to validate that the ESTRASORB made using this new equipment is identical to that used in our clinical trials. If we are unable to make ESTRASORB on a commercial scale or are delayed in validating the product manufactured with our new equipment, the commercialization of ESTRASORB would be delayed.

     In the near term, we will be manufacturing ESTRASORB only in the Philadelphia facility. Now that ESTRASORB has been approved by the FDA, we may determine to qualify an additional site or sites for the manufacture of ESTRASORB as our production requirements increase. If we are unable to utilize the Philadelphia facility to manufacture ESTRASORB prior to our qualification of a second site, however, we would not have immediate access to ESTRASORB and would be required to reestablish our validation process at a different facility, which would cause us to lose sales of ESTRASORB and would adversely affect our business.

     We currently utilize third-party contract manufacturers to manufacture our other products. Any contract manufacturer’s facility that we may use, including the Cardinal Health facility, must adhere to the FDA’s regulations on current good manufacturing practices, which are enforced by the FDA through its facilities inspection program. These facilities are subject to periodic inspection by the FDA. The manufacture of products at these facilities will be subject to strict quality control testing and record-keeping requirements. If compliance issues exist at these facilities, thereby interfering with the manufacture of our products, we would have to seek alternative manufacturing arrangements. There can be no assurance that we would be able to enter into alternative manufacturing arrangements at commercially acceptable rates, if at all. Moreover, the manufacturers we use may not provide sufficient quantities of product to meet our specifications or our delivery, cost and other requirements.

     If we decide to manufacture our own products, we will need to acquire additional manufacturing facilities and improve our manufacturing technology. Establishing additional manufacturing facilities will require us to spend substantial funds, hire and retain a significant number of additional personnel and comply with extensive regulations applicable to such facilities in the United States and abroad, including the current good laboratory practices and good manufacturing practices required by the FDA. If we elect or need to manufacture our own products, we risk the possibility that we may not be able to do so in a timely fashion at acceptable quality and prices or in compliance with good laboratory practices and good manufacturing practices.

     We have not completed the development of other products and we may not succeed in obtaining the FDA approval necessary to sell any additional products.

     The development, manufacture and marketing of our pharmaceutical products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. Only a few of our products have been approved for sale, including ESTRASORB. Our product candidate, ANDROSORB, has completed two Phase I human clinical studies. Our other product candidates are in preclinical laboratory or animal studies. Before applying for FDA approval to market any additional product candidates, we must conduct larger-scale Phase II and III human clinical trials that demonstrate the safety and efficacy of our products, including ANDROSORB, to the satisfaction of the FDA or other regulatory authorities. These processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our products to the satisfaction of the FDA or other regulatory authorities. We may also be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies and we may be unable to do so without conducting further clinical studies.

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

     We have limited experience in conducting and managing the preclinical and clinical trials necessary to obtain regulatory marketing approvals. We may not be able to obtain the approvals necessary to conduct clinical studies. We also face the risk that the results of our clinical trials may be inconsistent with the results obtained in preclinical studies or that the results obtained in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the specialty biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing. If regulatory approval of a drug is granted, such approval is likely to limit the indicated uses for which it may be marketed. Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product will be subject to continuing regulatory review. We may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered.

     Our success depends on our ability to maintain the proprietary nature of our technology.

     Our success will, in large part, depend on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or letting third parties infringe our rights. We currently have 51 U.S. patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U. S. Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

     There is a risk that third parties may challenge our existing patents or claim that we are infringing their patents or proprietary rights. We could incur substantial costs in defending patent infringement suits or in filing suits against others to have their patents declared invalid or claim infringement. It is also possible that we may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights. We cannot be sure that such third-party licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products requiring such licenses.

     Although our patents include claims covering various features of our product candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. For example, our patents do not prohibit third parties from developing and selling products for estrogen therapy that deliver estrogen through a topical emulsion, ointment or similar medium.

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

Health care insurers and other payors may not pay for our products or may impose limits on reimbursement.

     Our ability to commercialize ESTRASORB and future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payors, such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payors. If we succeed in bringing ESTRASORB or other products in the future to market, we cannot be assured that third-party payors will pay for ESTRASORB or such products or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. For example, ESTRASORB will be sold as an outpatient prescription drug. Medicare does not cover the costs of most outpatient prescription drugs. We expect that ESTRASORB will be treated the same as other estrogen therapy products with respect to government and third-party payor reimbursement. However, there can be no assurance that ESTRASORB will receive similar reimbursement treatment.

     Many health maintenance organizations and other third-party payors use formularies, or lists of drugs for which coverage is provided under a health care benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and, in some cases, the cost of the drug in comparison to alternative products. There can be no assurance that ESTRASORB or any of our future products will be added to payors’ formularies, that our products will have preferred status to alternative therapies, or that the formulary decisions will be conducted in a timely manner. We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for ESTRASORB or future products.

     We may have product liability exposure.

     The administration of drugs to humans, whether in clinical trials or after marketing clearances are obtained, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $10.0 million for claims arising from the use of our currently marketed products and products in clinical trials prior to FDA approval. Coverage is becoming increasingly expensive, however, and we may not be able to maintain insurance at a reasonable cost. There can be no assurance that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim may be time-consuming and expensive, may damage our reputation in the marketplace, and may divert management’s attention.

     We have made loans to certain of our directors, and have guaranteed a brokerage margin loan for one of these directors which could have a negative impact on our stock price.

     In 2002, pursuant to our Stock Option Plan, we approved the payment of the exercise price of options by two of our directors through the delivery of full-recourse, interest-bearing promissory notes, in the aggregate principal amount of approximately $1.5 million, secured by a pledge of the underlying shares. In addition, in 2002 we executed a conditional guaranty of a brokerage margin account for a director in the amount of $500,000. Due to heightened sensitivity in the current environment surrounding related party transactions, these transactions could be viewed negatively in the market and our stock price could be negatively affected.

     The price of our common stock has been, and may continue to be, volatile.

     Historically, the market price of our common stock has fluctuated over a wide range. In fiscal 2003, our common stock traded in a range from a low of $2.52 to a high of $ 8.62. It is likely that the price of our common stock will fluctuate in the future. The market prices of securities of small-capitalization, specialty biopharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations unrelated to the operating performance of these companies. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	governmental agency actions including the FDA’s determination with respect to NDA’s for the new products

•	our ability to obtain financing

•	our ability to develop additional products and

•	sales of our products, particularly ESTRASORB.

     In addition, the occurrence of any of the risks described in this “Risks and Uncertainties” section could have a material and adverse impact on the market price of our common stock.

     Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

     We currently have $42.2 million of outstanding indebtedness. Our substantial amount of outstanding indebtedness could have significant consequences. For example, it:

•	could increase our vulnerability to general adverse economic and industry conditions

•	will require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements

•	could limit our flexibility in planning for, or reacting to, changes in our business and the pharmaceutical industry, which may place us at a competitive disadvantage compared with competitors that have less indebtedness and

•	could limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

     We may incur additional indebtedness for various reasons, which, if in excess of a certain amount, must be approved by King. Any such additional indebtedness would increase the risks associated with our substantial leverage.

     Our inability to recruit and retain members of our management team and key personnel could have a material adverse effect on our business.

     Our future success will depend in part on our ability to attract and retain highly-skilled employees, particularly those in regulatory, manufacturing and technical positions. The loss of services of members of our management team could adversely affect our business and impede or delay achievement of our corporate mission. Furthermore, recruiting and retaining qualified scientific and other key employees will be critical to our success, and competition for such employees in our targeted industry and in our geographic regions is intense. In addition, many of the companies with which we compete for highly qualified personnel have greater financial and other resources. We may be unable to attract and retain key employees on acceptable terms given the level and nature of such competition.

     Anti-takeover provisions could make a third-party acquisition of us more difficult.

     In 2002, we adopted a Shareholder Rights Plan that provided for the issuance of rights to purchase shares of Series D Junior Participating Preferred Stock of our company. Under the plan, we distributed one preferred share purchase right for each outstanding share of our common stock. Each purchase right entitles the holder to purchase from our company one one-thousandth (1/1000th) of a share of Series D Junior Participating Preferred Stock at a price of $40, subject to adjustment. The rights become exercisable, with certain exceptions, 10 business days after any party, without prior approval of our Board of Directors, acquires or announces an offer to acquire beneficial ownership of 15% or more of our common stock. In the event that any party acquires 15% or more of our common stock, we enter into a merger or other business combination, or if a substantial portion of our assets is sold after the time that the rights become exercisable, the holder of a right will receive, upon exercise of the right, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right. The Shareholder Rights Plan may discourage or prevent certain types of transactions involving an actual or potential change in control of our company, which transactions may be beneficial to our shareholders, by causing substantial dilution to a party that attempts to acquire us on terms not approved by our Board.

Availability of Information

     Novavax was incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 8320 Guilford Road, Columbia, MD 21046. Our telephone number is (301) 854-3900 and our Internet address is www.novavax.com.

     We make available, free of charge and through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filed with or furnished to the SEC.

Item 2. Properties

     We currently have operations in five facilities. We lease approximately 12,000 square feet of administrative office space for our corporate headquarters in Columbia, Maryland. We lease two facilities in Rockville, Maryland. One facility is approximately 4,300 square feet and contains our certified animal facility and laboratories for our drug research and biologics development, which includes our vaccine adjuvant product and services group. In the other Rockville facility, we lease approximately 11,700 square feet of space for contract vaccine research, development and manufacturing of Phase I products. We have another approximately 2,800 square foot facility in Pacific Grove, California for new product research and development activities. Our manufacturing facility for ESTRASORB is in Philadelphia, Pennsylvania. In February 2002, we entered into a facilities reservation agreement with Cardinal Health at their facility, through which we lease approximately 24,000 square feet of manufacturing space to meet our current and anticipated future production requirements for ESTRASORB. We recently completed the build-out and construction of this manufacturing space and are in production. In December 2003, we closed our facility in Maryland Heights, Missouri, which was used for the repackaging of our vitamin lines and warehousing of our products. We have moved those operations to a third-party repackager and a third-party warehouse distribution company. A summary of our current facilities is set forth below.

	Approximate
Property Location	Square Footage	Purpose
Columbia, Maryland	12,000	Corporate headquarters
Rockville, Maryland	4,300	Research and development activities and office space
Rockville, Maryland	11,700	Vaccine research and development activities and office space
Philadelphia, Pennsylvania	24,000	Manufacturing and packaging of ESTRASORB, and office space
Pacific Grove, California	2,800	Research and development activities

     We are currently reviewing alternatives to further consolidate corporate operations and facilities. In addition, we are looking to lease an alternative facility to expand and enhance the capabilities of our vaccine facility in Rockville in order to meet the requirements of recently awarded NIH contracts. If we choose to expand our manufacturing capacity, the lease or acquisition of, and the receipt of required regulatory approvals for, additional pharmaceutical manufacturing space may be time-consuming and expensive. In addition, we might not be able to obtain such additional manufacturing space on a timely basis or on terms acceptable to us, if at all.

Item 3. Legal Proceedings

     Neither the Company nor its subsidiary is a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

     Our common stock was held by approximately 649 stockholders of record as of February 27, 2004. We have never paid cash dividends on our common stock. We currently anticipate that we will retain all of our earnings for use in the development of our business and do not intend to pay any cash dividends in the foreseeable future.

     Our common stock ($.01 par value) is traded on the Nasdaq National Market under the symbol NVAX. The following table sets forth, for the periods presented, the high and low sales prices for our common stock.

Quarter Ended:	High	Low
December 31, 2003.	$8.62	$5.00
September 30, 2003	7.94	4.76
June 30, 2003	6.87	3.26
March 31, 2003	4.75	2.52
December 31, 2002.	$4.37	$2.13
September 30, 2002	4.81	1.59
June 30, 2002	11.98	3.57
March 31, 2002	14.00	8.77

Recent Sales of Unregistered Securities

     In February 2003, we issued 4,750,000 shares of common stock, for net proceeds of $16.6 million, to SJ Strategic Investments LLC. The shares were issued in a private placement in reliance on Section 4(2) of the Securities Act.

Securities Authorized for Issuance Under our Equity Compensation Plans

     See Part III, Item 12.

Item 6. Selected Financial Data

     The selected financial data set forth below has been derived from our audited consolidated financial statements. This information should be read in conjunction with the financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	1999	2000	2001	2002	2003
	(amounts in thousands, except share and per share information)
Statement of Operations Data:
Revenues	$1,181	$2,475	$24,066	$15,005	$11,785
Loss from operations	(4,566)	(12,742)	(9,255)	(21,558)	(16,054)
Net loss	(4,506)	(12,191)	(9,745)	(22,697)	(17,273)
Basic and diluted per share information:
Loss applicable to common stockholders	$(0.31)	$(0.64)	$(0.43)	$(0.93)	$(0.58)
Weighted average number of shares outstanding	14,511,081	19,015,719	22,670,274	24,433,868	29,852,797

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Total current assets	$1,143	$17,036	$25,027	$6,242	$32,062
Working capital	(480)	12,331	18,030	378	27,226
Total assets	4,463	56,529	67,115	57,505	84,159
Long term obligations	—	20,000	30,000	41,103	41,100
Stockholders’ equity	2,840	31,824	27,493	8,073	35,944

     Summarized Quarterly Financial Information for the Years ended December 31, 2003 and 2002:

	Quarter Ended
	(in thousands except per share data)
	unaudited
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	September 30	September 30	December 31
2003
Revenues	$1,194		$2,275		$4,269		$4,047
Cost of sales	234		388		761		674
Research and development costs	2,365		2,792		2,554		2,347
Selling and marketing	2,156		1,917		2,003		1,714
General and administrative	1,840		1,810		1,911		2,373
Net loss	(5,802)		(5,028)		(3,361)		(3,082)
Net loss per share	$(.22)		$(.17)		$(.11)		$(.10)
2002
Revenues	$6,094	$5,713	$4,745	$4,464	$2,467	$2,328	$2,499
Cost of sales	1,057	1,057	1,008	1,008	762	762	732
Research and development costs	2,942	2,942	3,205	3,205	3,702	3,702	1,652
Selling and marketing	4,375	4,375	3,549	3,549	2,713	2,713	2,211
General and administrative	2,814	2,814	2,217	2,217	1,629	1,629	1,996
Net loss	(5,342)	(5,722)	(5,497)	(5,778)	(6,714)	(6,853)	(4,344)
Net loss per share	$(.22)	$(.24)	$(.22)	$(.24)	$(.27)	$(.28)	$(.18)

     During the fourth quarter of 2002, we reassessed the remaining costs, progress and milestones outstanding on four research contracts. Based on this review we determined that estimated costs to complete had been underestimated throughout the year and we reevaluated the estimated costs to complete on all contracts. The effect of this reevaluation was an $800,000 reduction to revenue, $600,000 of which relates to two of the contracts, with no corresponding reduction in expenses. The impact of this adjustment affects previously disclosed revenues in our 2002 quarterly reports.

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

Overview

     Novavax is a fully-integrated specialty biopharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases. We currently market, sell and distribute a line of prescription pharmaceutical and prenatal vitamins through our sales force, have recently completed the build-out of a manufacturing facility for our newly approved product, are conducting research and development on preventative vaccines and proteins, are developing new products using our drug delivery technology and are expanding our management team to meet our strategic objectives.

     Our micellar nanoparticle technology involves the use of patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. We believe that our technology represents the first time that ethanol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered. In October 2003, we received our first commercial product approval utilizing our micellar nanoparticle technology. ESTRASORB, the first topical emulsion for estrogen therapy, was approved by the Food and Drug Administration for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause.

     The approval of ESTRASORB was a major milestone for Novavax that has presented us with numerous current and future opportunities and challenges. To successfully launch ESTRASORB and continue to develop future products using our drug delivery vehicle, we will need to focus our efforts and financial resources on:

•	The development of marketing plans and programs to effectively compete in the highly competitive estrogen therapy market

•	The expansion and training of our current sales force

•	The manufacturing of products at commercial quantities and at acceptable gross margins

•	The identification and development of future product candidates, and the

•	The recruitment of management and key personnel

     We believe the approval of ESTRASORB will provide us access to capital and human resources which previously were more difficult to obtain. Following the approval of ESTRASORB we raised approximately $26.0 million in November 2003 through the public offering of 4,500,000 shares of common stock. We may decide, or be required, to obtain additional financing, depending on the initial success of ESTRASORB, our marketing programs and our strategic objectives, and our success in identifying product development candidates. In addition, over the past few months we have added key senior management personnel in the areas of sales, marketing, human resources and vaccine development and we will continue to expand our senior management team as well as add key personnel. In preparation for the launch of ESTRASORB, we have developed the initial marketing strategies and programs with King Pharmaceuticals, Inc., our marketing partner, and we will be expanding our sales force from 64 to approximately 80 employees in the next few months. We will also be dedicating significant financial and human resources to create awareness about ESTRASORB and our unique drug delivery system.

     In 2002, we entered into an agreement with Cardinal Health, Inc. to lease a 24,000 square foot facility within its existing facility in Philadelphia, PA. We have recently completed the build-out of this facility to our specifications and have installed the manufacturing equipment to accommodate commercial production of ESTRASORB. We have substantially completed the validation of the facility and equipment and are manufacturing bulk product as well as packaging the product. This facility was designed to be able to produce commercial quantities that we believe could meet our marketing requirements for the next 2 to 3 years. However, due to the costs associated with maintaining a facility at full capacity, until our production requirements reach a certain level our initial gross margins will be lower than industry averages. We believe we can significantly lower our costs of goods and improve our margins as we increase production quantities. In addition, we have already begun to design alternative packaging solutions to streamline production and lower costs of production.

     While the majority of our efforts will be placed on the successful launch of ESTRASORB and the development of future products, we will continue to support and market our existing line of women’s health products and look for opportunities to expand our products though the acquisition or further development of our prenatal vitamin line. In August and September 2003 we also received a grant and a contract from the National Institute of Allergy and Infectious Diseases which could total up to $18 million in revenues for the design and development of a new series of human immunodeficiency virus candidates for preclinical and clinical studies. The contract and grant cover four to five year periods and are the largest awards we have received to date. To meet the requirements of the contracts over their terms, we will need to enhance and expand the capabilities of our current lab facilities which, when completed, will allow us to qualify for other grants and contracts in the vaccine area.

Critical Accounting Policies and Changes to Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

     For further discussion of our accounting policies see Footnote 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements attached as an Exhibit to this Annual Report on Form 10-K.

Revenue Recognition

     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred to our distributor, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. We recognize these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales are to distributors who resell the products to their customers. We provide rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at prices determined under a contract between us and the customer that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. We estimate the amount of the rebate that will be paid, and record the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. We regularly analyze the historical rebate trends and make adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, we estimate amounts for returns based on historical trends and adjust those reserves as product returns occur. The shipping and handling costs we incur are included in cost of sales in the accompanying statements of operations.

     For up-front payments and licensing fees related to our contract research or technology, we defer and recognize revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

     Revenues earned under current research contracts are recognized per the contracts’ terms and conditions for invoicing of costs incurred and defined milestones. In 2002, revenue earned under research contracts was recognized on the percentage completion method whereby revenue was recognized in proportion to the estimated percentage to complete the contract. During the fourth quarter of 2002, we reassessed the remaining costs and progress on four contracts. Based on this review we determined that estimated costs to complete had been underestimated throughout the year. We reevaluated the estimated costs to complete on all contracts and the effect of this reevaluation was an $800,000 reduction to revenue, $600,000 of which related to two of the contracts, with no corresponding reduction in expenses. The impact of this adjustment affects previously disclosed revenues in our 2002 quarterly reports. We have shown the 2002 quarterly effects of these adjustments in Item 6 herein.

Research and Development Costs

     Research and development costs are expensed as incurred. We will continue to incur research and development costs as we expand our product development activities in our women’s health and vaccine programs. Our research and development costs have included, and will continue to include, expenses for internal development personnel, supplies and facilities, clinical trials, regulatory compliance and reviews, validation of processes and start-up costs to establish commercial manufacturing capabilities. At the time our new product candidates are approved by the FDA and we begin commercial manufacturing, we will be allocating costs at our manufacturing location to inventory or as research and development costs, depending on whether we are operating at or near our potential capacity. In 2004, we will be allocating our costs to manufacture ESTRASORB to inventory. As a result, our research and development costs will decrease and our inventory and cost of sales will increase.

Depreciation and Amortization

     Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally 3 to 7 years. Amortization of leasehold improvements is provided over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

     In 2003 we substantially completed the build-out and validation of our new manufacturing facility in Philadelphia. In addition, we have purchased, validated and installed manufacturing equipment in preparation for the commercial launch of ESTRASROB in 2004. The total investment in the facility and equipment is approximately $12.0 million. We will begin recognizing amortization or depreciation on these assets when manufacturing for commercialization begins in early 2004. At that time, the yearly amortization and depreciation expense is estimated to be from $1.5 to $2.0 million per year.

Goodwill and Intangibles Assets

     Goodwill and intangible assets principally result from business acquisitions, such as the $35.5 million of goodwill we recognized for our acquisition of Fielding Pharmaceuticals in December 2000. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. The Company periodically evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates of useful lives.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests annually or more frequently should indicators of impairment arise. Other intangible assets continued to be amortized over their useful life beginning in the first quarter of 2002. The Company utilizes a discounted cash flow analysis, which includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. In the fourth quarters of 2002 and 2003, the Company performed the required annual impairment test on the carrying amount of its goodwill, which indicated the Company’s estimated fair value of goodwill exceeded it carrying value; therefore, no impairment was identified at December 31, 2002 or 2003. If the appraisal had determined that the goodwill was impaired, the write down would have increased our net loss by a comparable amount.

Accounting for Co-promotion Agreement

     Under the terms of our co-promotion agreement with King we will be responsible for manufacturing, receiving orders, invoicing and distribution of ESTRASORB. Thus, we will record all of the product sales, returns and allowances and cost of sales for ESTRASORB. The resultant gross margin will be shared equally with King, subject to a 17% limitation on cost of goods sold, and the payment to King will be recorded as a selling and marketing expense on our statement of operations. Under the co-promotion agreement, both parties will share equally in approved marketing expenses for the product. All direct marketing expenses will be recorded by us, net of King’s fifty percent reimbursement.

Stock Options

     We apply the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for stock options issued to our employees which generally does not require that options granted to employees be expensed.

     Had we applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for our employee options, our net loss for the years ended December 31, 2003, 2002 and 2001 would have increased to approximately $23.5 million, $25.9 million and $15.5 million, respectively, as compared to approximately $17.3 million, 22.7 million and 9.7 million, respectively. The Financial Accounting Standards Board has indicated it will likely require that companies expense employee options in the future, but it has not yet finalized the timing or methods for such a change.

Guarantee

     In April 2002, we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, they may demand payment from the Company. As of December 1, 2003 and 2002, the Company has not recorded any liability on its balance sheet related to this guarantee as we believe the possibility of required payment by the Company to be unlikely.

Results of Operations for Fiscal Years 2003, 2002 and 2001

Revenues:

	2003			2002			2001
		Change from			Change from
		2002			2001
Revenues:
Vitamins	$5,703	$(3,123)	-35%	$8,826	$(1,891)	-18%	$10,717
Gynodiol	2,204	457	26%	1,747	(370)	-17%	2,117
AVC line	1,839	(71)	-4%	1,910	(1,556)	-45%	3,466
Other	463	137	42%	326	(626)	-66%	952

Total product sales	10,209	(2,600)	-20%	12,809	(4,443)	-26%	17,252
Contract research	1,301	330	34%	971	(1,718)	-64%	2,689
Milestone and licensing fees	275	(950)	-78%	1,225	(2,900)	-70%	4,125

	$11,785	$(3,220)	-21%	$15,005	$(9,061)	-38%	$24,066

     Revenues for the fiscal year ended December 31, 2003 were $11.8 million compared to $15.0 million in 2002 and $24.0 million in 2001. This represents a year-to-year decrease of $3.2 million, or 21%, and $9.1 million, or 38%, for the years ending December 31, 2003 and 2002, respectively. Of the $3.2 million total revenue decrease from 2002 to 2003, a decline in product sales accounted for $2.6 million of that shortage. The product sales decrease was attributable to an overall decline in our prenatal vitamin lines due to generic competition offset by slightly higher sales from the Gynodiol product line and the fourth quarter introduction of our new prenatal vitamins, NovaNatal and NovaStart. Milestone revenue decreased by approximately $1.0 million, primarily due to a one-time recognition of $0.8 million on a milestone payment in 2002. Contract research revenue increased $0.3 million from $1.0 million in 2002 to $1.3 million in 2003.

     The revenue decrease from 2001 to 2002 relates to a decline in product sales from $17.3 million in 2001 to $12.8 million in 2002, a decrease of $4.5 million, a decline in contract research revenue from $2.7 million in 2001 to $1.0 million in 2002, a decline of $1.7 million, and a decline in milestone and license fee revenue from $4.1 million in 2001 to $1.2 million in 2002, a decrease of 2.9 million. Product sales were negatively impacted in 2002 primarily due to an 18% decline in sales for our prenatal vitamin line as a result of increasing competitive pressure from generic alternatives, as well as declines in AVC cream and Gynodiol sales in 2002 due to first year sales promotions following our acquisition of these products in 2001. The reduction in contract research revenues was due to a one time payment for a contract in 2001 and a change in accounting for contract research revenues in 2002 from the percentage of completion method to recognition upon completion of all contract terms. The reduction in milestone and license fee revenues was primarily due to the one time recognition of a $2.5 million milestone received from King in 2001 for the timely filing of the NDA for ESTRASORB.

Net Losses:

	2003			2002			2001
		Change from			Change from
		2002			2001
Net loss	$(17,273)	$5,424	24%	$(22,697)	$(12,952)	(133%)	$(9,745)

Net loss per share	$(0.58)	$0.35	38%	$(0.93)	$(0.50)	(116%)	$(0.43)

Weighted shares outstanding	29,852,797			24,433,868			22,670,274

     Net loss for 2003 was $17.3 million, or $(0.58) per share, compared to $22.7 million, or $(0.93) per share for 2002, and $9.7 million, or $(0.43) per share in 2001. The decreased loss of $5.4 million from 2002 to 2003 related primarily to the $5.1 million reduction of sales and marketing expenses that was incurred in 2002 principally for the anticipated product launch of ESTRASORB,

$.7 million reductions in general and administrative expenses for similar reasons, $1.4 million reductions in research and development, as described below, offset by revenue reductions of $3.2 million, as previously discussed. The increased loss of $13.0 million from 2001 to 2002 related primarily to reduced product sales of $4.5 million, a reduction in contract research revenues of $1.7 million, a decrease in milestone revenues of $2.9 million as previously described, increases in selling and marketing expenses of $4.3 million in preparation of the anticipated approval and product launch of ESTRASORB, and an increase of $0.7 million in research and development expenses for manufacturing start-up activities.

Operating Costs and Expenses:

	2003			2002			2001
		Change from			Change from
		2002			2001
Operating costs and expenses:
Cost of sales	$2,057	$(1,502)	-42%	$3,559	$(493)	-12%	$4,052
Research and development	10,058	(1,443)	-13%	11,501	726	7%	10,775
Selling and marketing	7,790	(5,058)	-39%	12,848	4,309	50%	8,539
General and administrative	7,934	(721)	-8%	8,655	(1,300)	-13%	9,955

	$27,839	$(8,724)	-24%	$36,563	$3,242	10%	$33,321

Cost of Sales

     Cost of sales was $2.1 million in 2003, compared to $3.6 million in 2002 and $4.1 million in 2001. The year-to-year decreases, in both 2003 and 2002, were primarily due to decreases in product sales for the same periods. As a percentage of sales, cost of sales decreased to 20% in 2003 from 28% and increased to 28% from 23% in 2002, due to product mix and sampling protocols which changed per the product mix year to year.

Research and Development Expenses

     Research and development expenses were $10.1 million in 2003, compared to $11.5 million for 2002, and $10.8 million for 2001. The decrease of $1.4 million, or 13%, from 2002 to 2003 was primarily attributable to decreased spending in our vaccines programs, offset slightly by increased spending on manufacturing start-up costs related to preparing our manufacturing facility for commercial production of ESTRASORB. The increase from 2001 to 2002 of $0.7 million, or 6%, was primarily due to increases in manufacturing start-up costs as we prepared for the manufacturing of ESTRASORB, offset by decreases in 2002 for clinical trial and NDA preparation costs when compared to 2001. The manufacturing start-up costs relate primarily to facility lease expenses, validation services, product stability testing and personnel costs.

     Reconciliation of Significant Research and Development Projects

     The following table reconciles the direct and indirect costs tracked and incurred to date for our major projects to our total research and development expense.

Project	2003	2002	2001
ESTRASORB	$5,417	$4,738	$4,327
ANDROSORB	269	678	—
Infectious disease vaccines	3,001	3,755	3,348

Allocated project costs	8,697	9,171	7,675
Other unallocated costs	1,371	2,330	3,100

Total	$10,058	$11,501	$10,775

Estimated Cost and Time to Complete Major Projects

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2003, our proprietary product candidates were in early stages of development. Due to the inherent nature of product development, future market demand for products and factors outside of our control, such as clinical results and regulatory approvals, we are unable to estimate the completion dates and the estimated total costs for those product candidates. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical trial protocol, including, among others, the following:

•	number of patients that ultimately participate in the trial;

•	duration of the patient follow-up that seems appropriate in view of the results;

•	number of clinical sites included in the trials; and

•	length of time required to enroll suitable patient subjects.

     In addition, we test our potential products in numerous preclinical studies to identify, among other things, the daily dosage amounts. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results for our trials we may elect to discontinue clinical trials for certain product candidates or indications. We further believe that it is not possible to predict the length of regulatory approval time. Factors that are outside our control could significantly delay the approval and marketability of our product candidates.

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

Selling and Marketing Expenses

     Selling and marketing expenses were $7.8 million in 2003, $12.8 million in 2002 and $8.5 million in 2001. The costs variances on a year-to-year basis are primarily the result of the variations in marketing expenses associated with the anticipated product launch for ESTRASORB. Of these total selling and marketing costs, marketing costs represented $0.2 million, $4.3 million and $2.0 million for the years ending 2003, 2002, and 2001, respectively, which accounts for the yearly fluctuations. In anticipation of FDA approval for ESTRASORB occurring in 2002, the Company began incurring costs associated with actively developing marketing materials and programs for the product launch. Later, the Company withdrew its application. This decision, and the related decision to defer marketing ESTRASORB until we received approval, resulted in the variances in marketing costs. Since receiving approval in October 2003, we have accelerated our marketing programs and we expect to incur increasing costs for our 2004 launch of ESTRASORB.

General and Administrative

     General and administrative expenses were $7.9 million is 2003, compared to $8.7 million in 2002 and $10.0 million in 2001. The reduction of $0.8 million in 2003 over 2002 was due to major reductions in administrative and executive personnel and other expenses in the second half of 2002, resulting from the delay in the approval of ESTRASORB. These reductions continued through the third quarter of 2003, at which time we began rehiring in anticipation of the ESTRASORB approval. The reduction from 2001 to 2002 of $1.3 million was primarily due to the accounting change for goodwill amortization, as described above in “Goodwill and Intangible Assets,” offset by increases in administrative and executive personnel to support our growth for anticipated initiation of commercialization activities for ESTRASORB and increases in legal costs related to patent filings and research contract reviews.

Interest Income/(Expense):

	2003			2002			2001
		Change from			Change from
		2002			2001
Interest income (expense)
Interest income	$195	$(41)	-21%	$200	$(244)	-55%	$444
Interest expense	(1,414)	(39)	3%	(1,339)	(405)	43%	(934)

	$(1,219)	$(80)	7%	$(1,139)	$(649)	132%	$(490)

Net interest expense was $1.2 million in 2003, $1.1 million in 2002, and $0.5 million in 2001. Our interest expenses relate primarily to the promissory notes with King, which increased from $30.0 million in 2001 to $40.0 million in 2002. Net interest expenses remained relatively unchanged from 2002 to 2003. The increase from 2001 to 2002 of $0.6 million was due to the issuance of an additional $10.0 million note to King, and to a lesser extent overall lower cash balances in 2002.

Liquidity and Capital Resources:

     Our capital requirements depend on numerous factors, including but not limited to the marketing and manufacturing costs related to the launch of ESTRASORB, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our development of commercialization activities and arrangements. We plan to have multiple products in various stages of product development and we believe our research and development as well as selling, marketing and general administrative expenses and capital requirements will continue to increase. Future activities, including the development of sales and marketing programs, the expansion of commercial-scale manufacturing capabilities and clinical development, are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.

     In addition to product and contract research revenues of $45.2 million from 2001 through December 31, 2003, we have financed our operations primarily from:

(In Millions)	2001	2002	2003	Total
Proceeds from notes with King	$10.0	$10.0	—	$20.0
Proceeds from King for licensing and milestone payments	8.0	—	—	8.0
Private placement of 4,750,000 shares of common stock	—	—	16.6	16.6
Public offering of 4,500,000 shares of common stock	—	—	25.9	25.9
Proceeds for exercise of stock options and warrants	5.4	2.9	1.6	9.9

	$23.4	$12.9	$44.1	$80.4

     Cash and cash equivalents were $27.6 million at December 31, 2003, an increase of $24.6 million from the December 31, 2002 balance of $3.0 million. The increase during the year was primarily due to the net proceeds from two sales of common stock totaling $42.5 million. In February 2003, we completed the private placement of 4,750,000 shares of common stock at $3.50 per share for net proceeds of $16.6 million, and in November 2003 we completed the sale of 4,500,000 shares of common stock at $6.15 per share for net proceeds of $25.9 million. These two financing activities were offset by $17.6 million of cash used for operating activities and $2.0 million used for capital expenditures in 2003. Cash used for operating activities in 2003 decreased by $3.5 million from $21.1 million used in 2002. Of the $17.6 million used for operating activities, we used approximately $10.0 million to fund the activities in our research and development operations, which included clinical trials for ESTRASORB, preparing our manufacturing operations for commercial production and vaccine contract research. The $2.0 million for capital expenditures in 2003, which was a decrease of $7.7 million from the $9.7 million used in 2002, was primarily for manufacturing equipment and the validation of our manufacturing equipment and facility in Philadelphia. Working capital was $27.2 million at December 31, 2003 compared to $0.4 million at December 31, 2002. The increase of $26.8 million in working capital was primarily due to the cash flow activities described above.

     As noted in the Overview, we received FDA approval for ESTRASORB in October 2003. We currently anticipate that the commercial launch of ESTRASORB will occur in the second quarter of 2004. During 2004, we will be incurring substantial costs to support the selling, marketing and manufacturing expenses associated with the initial year of commercial production, recruiting and retaining personnel and developing marketing programs necessary for the launch of ESTRASORB. We will not receive any receipts from potential product sales of ESTRASORB until a few months after the initial shipments, and our 2004 sales for ESTRASORB and subsequent cash receipts will probably not offset the 2004 expenses noted above. In addition to the costs related to ESTRASORB, we will incur increasing costs in 2004 to build our senior management team and to develop our other product candidates that will be using our drug delivery technology.

     The Company will continue to pursue raising capital through the public or private sale of securities of the Company. There can be no assurance that the Company will be able to raise additional financing or that if such financing is available, that the terms of the financing will be satisfactory to the Company. If we are unable to raise additional capital, we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our sales force, reduce or defer our marketing expenses, or reduce general and administrative infrastructure. Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to meet our 2004 obligations as they become due.

Contractual Obligations and Commitments

     The following table summarizes our current obligations and commitments:

		Less than 1	1 - 3	4 – 5	After 5
Commitments & Obligations	Total	Year	Years	Years	Years
Convertible notes	$40,000	$—	$—	$40,000	$—
Operating leases	1,713	997	716	—	—
Financing Leases	1,435	256	707	459	13
Manufacturing facility lease	5,193	1,841	3,352	—	—

Total commitments & obligations	$48,341	$3,094	$4,775	$40,459	$13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to interest rate risk primarily through its investments in cash equivalents. The Company’s investment policy requires investments in short-term, low-risk instruments. At December 31, 2003, the Company had $27.6 million in cash and cash equivalents. If interest rates fall, floating rate securities will generate less interest income. The Company does not believe that it is exposed to any material interest rate risk as a result of its investments in cash equivalents.

     At December 31, 2003, the Company has total debt of $42.1 million, most of which bears interest at fixed interest rates. Thus the Company does not believe that it is exposed to any material interest rate risk as a result of its borrowing activities.

     Information required under this section is also contained in Part I, Item I of this report under the caption “Risk and Uncertainties” and in Item 8 of this report, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The financial statements and notes thereto listed in the accompanying index to financial statements (Item 15) are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this annual report. Based on that review and evaluation, which included the participation of management and certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the specified time periods. During the year, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain of the information required by this item is set forth below. The remainder is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2004 (the “2004 Proxy Statement”) under the captions “Proposal 2 — Election of Directors” and “Beneficial Ownership of Common Stock” and is incorporated herein by this reference. We expect to file the 2004 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2003.

     Executive Officers of the Registrant

     Our executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws.

     The following table provides certain information with respect to our executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years
Nelson M. Sims	56	President, Chief Executive Officer and a Director of Novavax since August 2003. Executive Director of Strategic Alliance Management for Eli Lilly and Company from 1999 to 2001. President of Eli Lilly Canada, Inc. from 1991 to 1999. Served Eli Lilly and Company in various capacities since 1973.

Denis M. O’Donnell, M.D	50	Chairman of the Board of Directors of Novavax since May, 2000. Chief Executive Officer of Molecular Diagnostics, Inc. since February 2003. General Partner at Seaside Partners, LP, a private equity limited partnership, from 1997 to 2003. Vice Chairman of the Board of Directors of Novavax, Inc. from June 1999 to May 2000. Senior Advisor to Novavax from 1997 to 1998. President of Novavax from 1995 to 1997.

D. Craig Wright, M.D	53	Chief Scientific Officer of Novavax since 1995.

Dennis W. Genge	51	Vice President, Chief Financial Officer and Treasurer of Novavax since October 2000. Vice President and Controller of Pyxis Corporation from April 1999 to September 2000. Executive Director of Accounting and Finance and Controller of Ligand Pharmaceuticals, Inc. from July 1991 to March 1999.

Ford R. Lynch	57	Senior Vice President of Sales and Marketing of Novavax since October 2003. Area Director, Women’s Health Products, Eli Lilly and Company from 1998 to 2003. Area Director, CNS Division, Eli Lilly and Company from 1992 to 1998. Director of Marketing and Sales, Eli Lilly Canada, Inc., from 1985 to 1992.

     Code of Ethics

     The Company has adopted a Code of Business Conduct and Ethics applicable to its principal executive officer, principal financial officer, controller, and persons performing similar functions, and has made the code an exhibit to this annual report on Form 10-K. The Code will also be made available and the Company will file and post a current report on Form 8-K for amendments to and waivers of its Code of Ethics for its principal executive and financial officers, on its website at: www.novavax.com.

Item 11. Executive Compensation

     The information required by this item is contained in the 2004 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is contained in the 2004 Proxy Statement under the captions “Beneficial Ownership of Common Stock” and “Stock Options” and is incorporated herein by reference.

     The following table provides the Company’s equity compensation plan information as of December 31, 2003. Under these plans, the Company’s common stock may be issued upon the exercise of options. See also the information regarding stock options of the Company in Note 8, “Stock Options and Warrants” to the Consolidated Financial Statements of the Company attached as an exhibit to this Annual Report on Form 10-K.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,481,643	$5.51	1,936,524
Equity compensation plans not approved by security holders	70,000	$6.00	—

Total	4,551,643	$5.52	1,936,524

(1) Includes the Company’s 1995 Stock Option Plan and 1995 Director Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is contained in the 2004 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required by this item is contained in the 2004 Proxy Statement under the caption “Proposal Three – Ratification of Appointment of Auditors” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements:

Reports of Independent Accountants; Consolidated Balance Sheets as of December 31, 2003 and 2002; Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001; Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001; Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001; Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules:

Schedules are either not applicable or not required because the information required is contained in the financial statements or notes thereto. Condensed financial information of Novavax is omitted since there are no substantial amounts of restricted net assets applicable to Novavax’s consolidated subsidiaries.

(a)(3)	Exhibits Required to be Filed by Item 601 of Regulation S-K:

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26770, filed March 21, 1997 (the “1996 Form 10-K”)), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-26770, filed March 29, 2001 (the “2000 Form 10-K”))

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 0-26770, filed August 13, 2001 (the “2001 Q2 Form 10-Q”))

4.1	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”))

4.2	Rights Agreement, dated as of August 8, 2002 by and between the Company and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Form 8-K of the Company, File No. 000-26770, filed August 9, 2002)

††10.1	1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Proxy Statement in connection with the Annual Meeting held on May 7, 2003)

††10.2	Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10)

††10.3	Employment Agreement, dated January 1, 2002, by and between the Company and Dennis W. Genge (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-26770, filed March 15, 2002 (the “2001 Form 10-K”))

††10.4	Employment Agreement, dated January 14, 2002, by and between the Company and Ann O. McGeehan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-26770, filed August 14, 2002)

††10.5	Employment Letter, dated September 24, 2003, by and between the Company and Ford R. Lynch (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 000-26770, filed November 12, 2003)

††10.6	Employment Agreement, dated August 7, 2003, by and between the Company and Nelson M. Sims (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 000-26770, filed August 13, 2003)

10.7	Secured Promissory Note, dated March 21, 2002, by and between the Company and Mitchell J. Kelly (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 0-26770, filed March 28, 2003 (the “2002 Form 10-K”))

10.8	Pledge Agreement, dated March 21, 2002, by and between the Company and Mitchell J. Kelly (Incorporated by reference to Exhibit 10.10 to the 2002 Form 10-K)

10.9	Secured Promissory Note, dated March 21, 2002, by and between the Company and Denis M. O’Donnell, M.D. (Incorporated by reference to Exhibit 10.11 to the 2002 Form 10-K)

10.10	Pledge Agreement, dated March 21, 2002, by and between the Company and Denis M. O’Donnell, M.D. (Incorporated by reference to Exhibit 10.12 to the 2002 Form 10-K)

10.11	Guaranty of Account, dated April 29, 2002, by and between the Company and CIBC World Markets Corporation for Denis M. O’Donnell, M.D. (Incorporated by reference to Exhibit 10.13 to the 2002 Form 10-K)

10.12	Agreement of Lease, dated September 25, 1996, by and between the Company and Rivers Center Associates Limited Partnership (Incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K)

10.13	Agreement of Lease, dated March 30, 1995, by and between W.M. Rickman Construction Co. and DynCorp Advanced Technology Services, Inc., as assigned to the Company by letter from W.M. Rickman Construction Co. dated September 1, 1999, and as amended by letter from the Company dated September 29, 1999 (Incorporated by reference to Exhibit 10.10 to the 2001 Form 10-K)

10.14	Agreement of Lease, dated September 1, 2000, by and between GPG Enterprises, L.L.C. and The Fielding Pharmaceutical Company (Incorporated by reference to Exhibit 10.11 to the 2001 Form 10-K)

10.15	Agreement of Lease, dated March 8, 2002, by and between Association of Entrepreneurs Sciences, Inc. and the Company (Incorporated by reference to Exhibit 10.12 to the 2001 Form 10-K)

10.16	Facilities Reservation Agreement, dated as of February 11, 2002, by and between the Company and Packaging Coordinators, Inc. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)

10.17	License Agreement between IGEN, Inc. and Micro-Pak, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-26770, filed April 1, 1996)

10.18	License Agreement, dated October 21, 1999, by and between the Company and Parkedale Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-26770, filed March 9, 2000 (the “1999 Form 10-K”))

10.19	Agreement and Plan of Merger, dated October 4, 2000, by and among the Company and the parties identified therein (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 19, 2000)

10.20	Agreement for Purchase and Sale of Assets Relating to AVCTM Product Line, dated as of January 8, 2001, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 19, 2001)

10.21	Copromotion Agreement, dated as of January 8, 2001, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 19, 2001)

10.22	First Amendment to the Copromotion Agreement, dated as of June 29, 2001, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the 2001 Q2 Form 10-Q)

10.23	Second Amendment to the Copromotion Agreement, dated as of June 29, 2001, between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the 2001 Q2 Form 10-Q)

10.24	Third Amendment to the Copromotion Agreement, dated June 26, 2002, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 2, 2002 (the “July 2002 Form 8-K”))

10.25	Exclusive License and Distribution Agreement, dated as of January 8, 2001, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 19, 2001)

10.26	First Amendment to the Exclusive License and Distribution Agreement, dated as of June 29, 2001, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to the 2001 Q2 Form 10-Q)

10.27	Second Amendment to the Exclusive License and Distribution Agreement, dated as of June 29, 20001, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.4 to the 2001 Q2 Form 10-Q)

10.28	Form of Stock and Warrant Purchase Agreement, dated January 28, 2000, by and between the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-K)

10.29	Note Purchase Agreement, dated as of December 19, 2000, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed January 2, 2001)

10.30	September 2001 Note Purchase Agreement, dated as of September 7, 2001, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 5, 2001)

10.31	June 2002 Note Purchase Agreement, dated June 26, 2002, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.2 to the July 2002 Form 8-K)

10.32	Amended and Restated Investor Rights Agreement, dated June 26, 2002, by and between the Company and King Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.4 to the July 2002 Form 8-K)

10.33	Common Stock Purchase Agreement, dated as of February 17, 2003, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed February 25, 2003)

10.34	Note, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.35 to the 2002 Form 10-K)

10.35	Security Agreement, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.36 to the 2002 Form 10-K)

10.36	Note, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.37 to the 2002 Form 10-K)

10.37	Security Agreement, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.38 to the 2002 Form 10-K)

*10.38	HIV Vaccine Design and Development Agreement, effective September 26, 2003, by and between the Company and the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, an agency of the Department of Health and Human Services

*14	Code of Business Conduct and Ethics

*21	List of Subsidiaries

*23	Consent of Ernst & Young LLP, Independent Auditors

*31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Nelson M. Sims, President and Chief Executive Officer of the Company

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis W. Genge, Vice President and Chief Financial Officer of the Company

(b)	Reports on Form 8-K:

On November 18, 2003, the Company filed a current report on Form 8-K to report the execution on November 12, 2003 of an underwriting agreement with C. E. Unterberg, Towbin for the sale of 4.5 million shares of the Company’s Common Stock in connection with the Company’s shelf takedown.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2004

NOVAVAX, INC.

By:	/s/ Nelson M. Sims

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ NELSON M. SIMS	President and Chief Executive	March 10, 2004
Officer and Director
Nelson M. Sims

/s/ DENNIS W. GENGE	Vice President and Chief Financial	March 10, 2004
Officer (Principal Financial and Accounting Officer)
Dennis W. Genge

/s/ GARY C. EVANS	Director	March 10, 2004

Gary C. Evans

/s/ MITCHELL J. KELLY	Director	March 10, 2004

Mitchell J. Kelly

/s/ J. MICHAEL LAZARUS, M.D.	Director	March 10, 2004

J. Michael Lazarus, M.D.

/s/ JOHN O. MARSH, JR.	Director	March 10, 2004

John O. Marsh, Jr.

/s/ MICHAEL A. MCMANUS	Director	March 10, 2004

Michael A. McManus

/s/ DENIS M. O’DONNELL, M.D.	Director	March 10, 2004

Denis M. O’Donnell, M.D.

/s/ RONALD H. WALKER	Director	March 10, 2004

Ronald H. Walker

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Novavax, Inc.

     We have audited the accompanying consolidated balance sheets of Novavax, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novavax, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the financial statements, in 2002 the Company changed its method for accounting for goodwill and other intangible assets to comply with the accounting provisions of Statement of Financial Accounting Standards No. 142.

/s/ Ernst and Young LLP

February 13, 2004
McLean, Virginia

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$27,633	$3,005
Trade accounts receivable, net allowance for doubtful accounts of $376 and $193 for the years ended December 31, 2003 and 2002	1,960	1,882
Inventory, net	855	633
Prepaid expenses and other current assets	1,614	722

Total current assets	32,062	6,242
Property and equipment, net	15,244	13,655
Goodwill, net	33,141	33,141
Other intangible assets, net	3,310	3,966
Other long term assets	402	501

Total assets	$84,159	$57,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,342	$2,534
Accrued expenses	1,179	2,844
Deferred revenue – current	250	275
Current portion of long term debt and capital lease obligations	1,065	211

Total current liabilities	4,836	5,864
Convertible notes	40,000	40,000
Deferred revenue – non-current	2,125	2,375
Deferred rent	154	90
Non current portion of long term debt and capital lease obligations	1,100	1,103
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 34,972,183 issued and 34,718,335 outstanding at December 31, 2003, and 25,222,110 issued and 24,664,359 outstanding at December 31, 2002	349	252
Additional paid-in capital	144,288	102,361
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(104,800)	(87,527)
Treasury stock, 253,848 and 557,752 shares, cost basis, at December 31, 2003 and 2002, respectively	(2,413)	(5,533)

Total stockholders’ equity	35,944	8,073

Total liabilities and stockholders’ equity	$84,159	$57,505

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	For the years ended December 31,
	2003	2002	2001
Revenues
Net product sales	$10,209	$12,809	$17,252
Contract research and development	1,301	971	2,689
Milestone and licensing fees	275	1,225	4,125

Total revenues	11,785	15,005	24,066
Operating cost and expenses:
Cost of products sold	2,057	3,559	4,052
Research and development	10,058	11,501	10,775
Selling and marketing	7,790	12,848	8,539
General and administrative	7,934	8,655	9,955

Total operating costs and expenses	27,839	36,563	33,321

Loss from operations	(16,054)	(21,558)	(9,255)
Interest expense, net	(1,219)	(1,139)	(490)

Net loss	$(17,273)	$(22,697)	$(9,745)

Basic and diluted loss per share	$(0.58)	$(0.93)	$(0.43)

Basic and diluted weighted average number of common shares outstanding	29,852,797	24,433,868	22,670,274

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except share information)

				Note
	Common Stock		Additional	Receivable			Total
			Paid-in	From	Accumulated	Treasury	Stockholders
	Shares	Dollars	Capital	Directors	Deficit	Stock	Equity
Balance, December 31, 2000	22,586,304	226	91,611	—	(55,085)	(4,928)	31,824
Exercise of stock options and warrants	1,285,490	13	6,250	—	—	(849)	5,414
Net loss	—	—	—	—	(9,745)	—	(9,745)

Balance, December 31, 2001	23,871,794	239	97,861	—	(64,830)	(5,777)	27,493
Exercise of stock options and warrants	987,998	9	4,392	—	—	—	4,401
Warrants issued as compensation	—	—	108	—	—	—	108
Notes receivable from directors	—	—	—	(1,480)	—	—	(1,480)
Shares issued to Fielding shareholders	362,318	4	—	—	—	—	4
Shares issued to King	—	—	—	—	—	232	232
Shares issued to 401K plan	—	—	—	—	—	12	12
Net loss	—	—	—	—	(22,697)	—	(22,697)

Balance, December 31, 2002	25,222,110	$252	$102,361	$(1,480)	$(87,527)	$(5,533)	$8,073

Exercise of stock options	506,000	5	1,816	—	—	(212)	1,609
Shares retired	(5,927)	—	(31)	—	—	31	—
Sales of common stock	9,250,000	92	42,385	—	—	—	42,477
Shares issued to King and other non-cash expense	—	—	(2,242)	—	—	3,300	1,058
Net loss	—	—	—	—	(17,273)	—	(17,273)

Balance, December 31, 2003	34,972,183	$349	$144,288	$(1,480)	$(104,800)	$(2,413)	$35,944

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2003	2002	2001
Operating Activities
Net loss	$(17,273)	$(22,697)	$(9,745)
Reconciliation of net loss to net cash used by operating activities:
Loss on disposal/sale of asset	129	—	137
Amortization	656	655	3,136
Depreciation	530	483	353
Provision for bad debt	183	73	70
Deferred rent expense	64	90	—
Non-cash expense	258	343	—
Changes in operating assets and liabilities:
Trade accounts receivable	(261)	1,923	(2,994)
Inventory	(222)	(96)	(76)
Prepaid expenses and other assets	51	(95)	190
Accounts payable and accrued expenses	(1,387)	(520)	592
Deferred revenue	(275)	(1,225)	3,771

Net cash used by operating activities	(17,547)	(21,066)	(4,566)

Investing activities
Acquisition of product lines	—	—	(3,332)
Capital expenditures	(2,018)	(9,661)	(2,335)
Proceeds from disposal of property and equipment	100	—	—

Net cash used in investing activities	(1,918)	(9,661)	(5,667)

Financing activities
Proceeds from issuance of convertible notes	—	9,448	10,000
Borrowing of long-term debt	226	1,332	—
Payment of capital lease obligations	(219)	(18)	—
Proceeds from sales of common stock, net	42,477	—	—
Proceeds from the exercise of stock options and warrants	1,609	2,925	5,414

Net cash provided by financing activities	44,093	13,687	15,414

Net change in cash and cash equivalents	24,628	(17,040)	5,181
Cash and cash equivalents at beginning of year	3,005	20,045	14,864

Cash and cash equivalents at end of year	$27,633	$3,005	$20,045

Non-cash transactions
Equipment purchases included in accounts payable	$330	$705	$554

Financed insurance premiums	$844	$—	$—

Cashless stock option exercises	$181	$—	$—

Treasury stock reissued for accrued interest to King	$800	$—	$—

See accompanying notes.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

1. Description of Business

     Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”), was incorporated in 1987, and is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions which can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. On October 9, 2003, the Company’s lead product candidate, ESTRASORB®, the first topical emulsion for estrogen therapy, was approved for marketing by the Food and Drug Administration. The FDA approved ESTRASORB for the treatment of moderate to severe vasomotor systems (hot flashes) associated with menopausal women. The Company believes ESTRASORB will be competitively positioned to address the estimated $1.5 billion estrogen therapy market in the United States. The Company plans on expanding its sales force and manufacturing capabilities and initiating marketing programs for the commercial introduction of ESTRASORB. In addition, Novavax conducts research and development on preventative vaccines and proteins for infectious diseases.

     The products currently under development or in clinical trials by the Company will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful or that any of the Company’s potential products will prove to be safe and effective in clinical trial. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The Company also recognizes that the commercial launch of any product is subject to certain risks including, but not limited to, manufacturing scale-up and market acceptance. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Financial Instruments and Concentration of Credit Risk

     Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and convertible notes payable. The Company maintains its cash and cash equivalents in bank and brokerage accounts with high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and management believes the risk of loss to be minimal. The carrying value of cash and cash equivalents and accounts receivable approximates their fair value based on their short-term maturities at December 31, 2003 and 2002. The fair values of convertible notes approximate their fair value as of December 31, 2003, and 2002 based on rates currently available to the Company for debt with similar terms and remaining maturities.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

2. Summary of Significant Accounting Policies (Continued)

Trade Accounts Receivables

     Trade receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported in the consolidated balance sheets as outstanding principal less any charge-offs and the allowance for doubtful accounts. The Company charges off uncollectible receivables when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date; however, the Company may extend credit terms up to 180 days. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts that is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations. As of December 31, 2003 and 2002, the Company had an allowance for doubtful accounts of approximately $339,000 and $193,000, respectively.

     As of December 31, 2003 and 2002, three customers accounted for 74% and 63% of the Company’s revenues and 76% and 60% of the Company’s accounts receivable, respectively.

Inventories

     Inventories are priced at the lower of cost or market using the first-in-first-out method and consist of the following at December 31:

	2003	2002
	(in thousands)
Raw materials	$500	$479
Work-in-progress	31	—
Finished goods	324	154

	$855	$633

Property and Equipment

     Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally 3 to 7 years. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

     Goodwill principally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements, and internally discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. The Company

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

2. Summary of Significant Accounting Policies – (Continued)

Goodwill and Other Intangible Assets (continued)

thereafter performed the required annual impairment test as of October 1 of each year on the carry amount of its goodwill, which indicated the Company’s estimated fair value of goodwill exceeded its carrying value, therefore, no impairment was identified during December 31, 2002 or 2003. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Goodwill and other intangible assets consisted of the following, at December 31:

	2003			2002
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in thousands)
Goodwill, net
Goodwill-Fielding acquisition	$35,590	$(2,449)	$33,141	$35,590	$(2,449)	$33,141

Other intangible assets, net
Acquisition	$148	$(131)	$17	$148	$(101)	$47
AVC-Product acquisition	3,332	(1,428)	1,904	3,332	(952)	2,380
Patents	2,525	(1,136)	1,398	2,525	(986)	1,539

Total other intangible assets, net	$6,005	$(2,695)	$3,310	$6,005	$(2,039)	$3,966

     Amortization expense was $656,000, $655,000, and $3,136,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated future amortization expenses for intangible assets as of December 31, 2003 are as follows:

Year	Amortization Expense
2004	$643
2005	626
2006	626
2007	626
2008	150
Thereafter	639

$3,310

     If goodwill and other intangible assets had been accounted for in accordance with this guidance from the date of acquisition, net income and EPS would be as follows:

	2003	2002	2001
	(in thousands, except per share data)
Net loss reported	$(17,273)	$(22,697)	$(9,745)
Amortization expense	—	—	2,450

Pro forma net loss	$(17,273)	$(22,697)	$(7,295)

EPS reported	$(0.58)	$(0.93)	$(0.43)
EPS pro forma	$(0.58)	$(0.93)	$(0.32)

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

2. Summary of Significant Accounting Policies – (Continued)

Impairment of Long-Lived Assets and Recoverability of Intangibles

     The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value. No such impairment losses have been recognized to date.

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred to our distributor, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales are to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at prices determined under a contract between us and the customer that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and record the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, we estimate amounts for returns based on historical trends and adjust those reserves as product returns occur. The shipping and handling costs the Company incurs are included in cost of sales in accompanying statements of operations.

     For up-front payments and licensing fees related to our contract research or technology, the Company defers and recognizes revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

     Revenue earned under current research contracts are recognized per the contracts’ terms and conditions for invoicing of costs incurred and defined milestones. In 2002, revenue earned under research contracts was recognized on the percentage completion method whereby revenue was recognized in proportion to the estimated percentage to complete the contract. During the fourth quarter of 2002, we reassessed the remaining costs and progress on four contracts. Based on this review the Company determined that estimated costs to complete had been underestimated throughout the year. The Company reevaluated the estimated costs to complete on all contracts and the effect of this reevaluation was an $800,000 reduction to revenue, $600,000 of which related to two of the contracts, with no corresponding reduction in expenses. The impact of this adjustment affects previously disclosed revenues in our 2002 quarterly reports. The Company has shown the 2002 quarterly effects of these adjustments in Item 6 herein.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

2. Summary of Significant Accounting Policies (Continued)

Net Loss per Share

     Basic loss per share is computed by dividing the net loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (e.g. upon exercise of stock options). Potentially dilutive common shares are not included in the computation of dilutive earnings per share if they are anti-dilutive. Net loss per share as reported was not adjusted for potential common shares, as they are anti-dilutive.

Stock-Based Compensation

     The Company applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for stock options issued to its employees which generally does not require that options granted to employees be expensed. Had the Company applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options, its net loss for the years ended December 31, 2003, 2002 and 2001 would have increased as follows:

	Year Ended December 31,
	(in thousands, except per share data)
	2003	2002	2001
Net loss, as reported	$(17,273)	$(22,697)	$(9,745)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,254)	(3,204)	(5,780)

Pro forma net loss	$(23,527)	$(25,901)	$(15,525)

Net loss per share:
Basic and diluted – as reported	$(0.58)	$(0.93)	$(0.43)
Basic and diluted – pro forma	$(0.79)	$(1.06)	$(0.68)

     These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years. The Financial Accounting Standards Board has indicated it will likely require that companies expense employee options in the future, but it has not yet finalized the timing or methods for such a change.

Advertising and Promotion Costs

     All costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense was insignificant in 2003, $3.8 million in 2002 and $1.9 million in 2001.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

2. Summary of Significant Accounting Policies (Continued)

Research and Development Costs

     Research and development costs are expensed as incurred. Research and development costs include salaries and benefits, outside services, materials and supplies, facility costs and allocations of certain support costs.

     In September 2003, the Company was awarded a five-year $19.0 million contract from the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, for the design and development of a new class of human immunodeficiency virus vaccine candidates for preclinical and clinical studies. The Company will serve as the prime contractor with three other subcontractors participating in the contract and will receive approximately $14.0 million over the five-year period. In August 2003, the Company was also part of a consortium that received a NIAID project program grant to develop another set of HIV vaccine candidates. The Company expects to receive approximately $4.0 million over four and a half years for our participation in this grant effort.

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

     The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2003 and 2002.

Comprehensive Loss

     Under Financial Accounting Standards No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2003, 2002 and 2001.

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

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides a model for how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The model requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangements meet certain criteria. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial condition, results of operations or liquidity in 2003.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial condition, results of operations, or liquidity in 2003.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and during the quarter ended March 31, 2004 for all other variable interest entities. The Company is currently in the process of evaluating what impact, if any, FIN 46 will have on its financial condition, results of operations or liquidity.

3. Product Agreements and Acquisitions

King Pharmaceuticals Agreements

     In January 2001, we entered into a co-promotion agreement with King Pharmaceuticals, Inc., for the Company’s topical estrogen therapy, ESTRASORB® in the U.S. and Puerto Rico (the “Territory”). We also entered into a license agreement with King for many countries outside the United States. The co-promotion and license agreements (the “Agreements”) grant King the right to share equally in the revenues and expenses for manufacturing and marketing ESTRASORB in the Territory and exclusive rights to many countries outside the U.S. The Agreements also entitled the Company to up to $5.0 million in milestone payments from King for achievement of milestones outlined in the Agreements. In addition, the Company agreed to combine U.S. sales efforts payments with King to begin co-promoting one of King’s products already on the market, Nordette®, a birth control pill.

     In June 2001, the Company amended the Agreements (the “Amended Agreements”). The Amended Agreements clarified the terms of the milestone payments, and in June 2001 the Company received and recognized $2.5 million as the first milestone was achieved upon the filing of the ESTRASORB New Drug Application with the FDA. The second milestone was achieved upon the acceptance for review of the NDA by the FDA in August 2001. Accordingly, the Company received an additional $2.5 million milestone payment in September 2001. This milestone was deferred and recognized ratably as revenue over the estimated FDA review process.

     The Amended Agreements also grant King exclusive rights to promote, market and distribute ESTRASORB in Canada, Switzerland, Greece, Italy, Spain and the Netherlands, the only countries excluded from the original license agreement. In addition, the Amended Agreements included the co-promotion and license of ANDROSORB, a topical testosterone therapy for testosterone deficient women. Under the terms of the Amended Agreements the Company received $3.0 million from King in up-front licensing fees, which were recorded as deferred revenue and are recognized as revenue ratably over the term of the Amended Agreements. The Company will also receive additional milestone payments of $1.0 million upon ESTRASORB’s regulatory approval in Canada and $2.0 million upon regulatory approval of ESTRASORB in any one of the five European countries listed above. The Company is also entitled to receive royalties on future sales of ESTRASORB and ANDROSORB outside the United States. In January 2001, the Company also acquired the rights to AVC™ Cream and Suppositories (“AVC”) from King for approximately $3.3 million in cash. For the years ended December 31, 2003, 2002 and 2001, the AVC product line generated revenues of $1.8 million, $1.9 million, and $3.5 million, respectively.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

3. Product Agreements and Acquisitions (Continued)

King Pharmaceuticals Agreements- (continued)

     In June 2002, the Company further amended the co-promotion agreement related to ANDROSORB. The Company will share equally in approved pre-launch marketing costs for ANDROSORB with King, while the Company will be solely responsible for the research and development expenses for ANDROSORB. In addition, King will pay the Company a $1.0 million milestone payment upon the receipt of all approvals necessary for commercialization of ANDROSORB.

     The Amended Agreements also contain a change of control provision. The provision allows King several options in the event of a change in control at Novavax including, (i) terminating the Company’s right to co-promote King Products, (ii) terminating the Company’s rights to promote ESTRASORB and ANDROSORB (if approved) and certain other hormone therapies for women for which King is paying 50% of the development cost or (iii) requiring Novavax to assign and transfer to King all related rights of ownership for ESTRASORB and ANDROSORB and certain other hormone therapies for women and license to King on an exclusive and perpetual basis all intellectual property rights and know-how with respect to such products. If King chooses to exercise its rights under clause (ii) or (iii) above, King will have to pay royalties on net sales of the products. In addition, King will have to pay for the cost of manufacturing plus a markup consistent with the terms of the license agreement for the handling cost.

Fielding Pharmaceutical Company

     In December 2000, Novavax acquired privately-owned Fielding Pharmaceutical Company, based in St. Louis, Missouri. Fielding sells, markets and distributes a proprietary line of pharmaceutical products focused on women’s health. The purchase method of accounting was used to account for the transaction.

     The total purchase price and related expenses of $38.7 million consisted of $18.5 million in Novavax common stock, $13.0 million in cash, a $5.0 million accrual for future conditional consideration based on earnings and revenue targets for 2001, $1.1 million in assumed liabilities and $1.1 million in transaction costs. The $5.0 million conditional consideration was subsequently determined to be earned and was paid in 362,318 shares of common stock in January 2002, at the then-current 15 day trading average of $13.80 per share.

     The aggregate consideration of $38.7 million was allocated to cash ($1.7 million), accounts receivable and inventory ($1.2 million), property and equipment ($275,000) and goodwill ($35.5 million).

     In December 2003, the Company prepared for the consolidation of warehousing and distribution functions for all its products by closing its distribution facility. The Company entered into a service arrangement with Cardinal Health in Nashville, Tennessee for customer service, warehousing and product shipment to distribute current and future products. The administrative and executive positions associated with these functions are now being performed at the Company’s corporate headquarters in Columbia, Maryland. Prior to this restructuring, the Company purchased its prenatal vitamins in bulk and packaged the vitamins at the St. Louis facility. As part of the restructuring, the Company also entered into an agreement with a third-party packager for the vitamin line of products.

     One time costs associated with this restructuring included moving costs of approximately $15,000, along with transition payments to 10 production and support employees of approximately $75,000, which are included in the general and administrative expenses in the accompanying consolidated statement of operations. In addition, the Company held an auction, selling off most of the fixed assets that were located at the facility. The auction resulted in a loss on disposal of assets of approximately $129,000. As of December 31, 2003, all costs associated with the restructuring had been paid except for approximately $24,000 of accrued salary and benefits.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

4. Supplemental Financial Data

Prepaid Expenses and Other Current Assets

     Prepaid expenses consist of the following at December 31:

	2003	2002
	(in thousands)
Prepaid insurance	$1,014	$319
Other prepaids	66	16
Non-trade receivables	286	275
Deposits	114	53
Interest on shareholders notes	134	59

	$1,614	$722

Property and Equipment

     Property and equipment is comprised of the following at December 31:

	2003	2002
	(in thousands)
Manufacturing equipment and leaseholds	$12,249	$10,382
Machinery and equipment	3,469	3,429
Leasehold improvements	1,142	1,119
Computer software and hardware	509	432

	17,369	15,362
	(2,125)	(1,707)

Less accumulated depreciation	$15,244	$13,655

     At December 31, 2003, property and equipment additions of $330,000 are included in account payable. Depreciation expense was approximately $530,000, 483,000, and $353,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

Accrued Expenses

     Accrued expenses consist of the following at December 31:

	2003	2002
	(in thousands)
Operating expenses	$403	$696
Employee benefit and compensation	776	643
Property and equipment	—	705
Interest	—	800

	$1,179	$2,844

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

5. Long-term debt

Notes payable

     Notes payable consist of the following, at December 31:

	2003	2002
	(in thousands)
Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,600 through December 2009	$423	$271
Note payable; bears interest at 2.850% per annum; principal and interest due in monthly installments of $6,573 through January 2010	440	500
Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468 through January 2010	439	500
Note payable insurance financing; bears interest at 12.33% per annum; principal and interest due in monthly installments of $2,359 through August 2004	18	43
Note payable; bears interest at 5.25% per annum; principal and interest due in monthly installments of $95,937 through September 2004	845	—

Total	2,165	1,314
Less current portion	(1,065)	(211)

Long-term portion	$1,100	$1,103

     The notes (except for the note payable for financing insurance premiums) are secured by the Company’s machinery, equipment, leasehold improvements and furniture and fixtures located in the Company’s manufacturing suite in Philadelphia, Pennsylvania.

Convertible notes

     The Company has entered into a series of note purchase agreements with King. All of the notes mature on December 19, 2007 with interest payable in semi-annual installments on June 30 and December 31. Up to 50% of the interest may be paid in common stock of the Company, subject to certain conditions. The conversion prices on all of the notes represents an 18% premium to the trailing 20 day average stock price prior to the agreed upon lock-in dates, with subsequent adjustments in 2002 and 2003 for anti-dilutive provisions related to equity offerings below the original conversion prices. Each note has a conversion feature that allows the Company to convert the notes to common stock of the Company from January 2002 through December 31, 2004 if the closing price of the Company’s common stock exceeds 180% of the conversion price of the note for at least 30 trading days in any period of 45 consecutive trading days. After December 31, 2004, the notes can be redeemed by the Company at 102%, 101% and 100% of face value during the years ended December 31, 2005, 2006 and 2007, respectively.

     For the year ended December 31, 2003, the Company made cash interest payments of $1,600,000 for the King notes. For the year ended December 31, 2002 we made cash interest payments of $600,000 and accrued an additional $800,000 for interest expense at year-end for which King agreed to accept payment in common stock. In February 2003 we issued King 307,692 shares of common stock to satisfy the accrued interest payable. For the years ending December 31, 2003 and 2002, the Company has capitalized $386,717 and $173,915 respectively for interest incurred on debt used to finance the build-out of its manufacturing facility. The notes and related agreements also have covenants that require the Company to obtain written approval from King prior to entering into transactions above defined limits, to secure additional indebtedness, or acquire additional product lines or businesses. In addition to the covenants, the notes have a change in control provision as discussed above. In the event of a change of control, the Company will be required to repurchase the notes at 101% of the principal amount, plus accrued interest within sixty days of the change in control.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

5. Long-term debt – (Continued)

Convertible notes – (continued)

     Convertible notes consist of the following on December 31:

	2003	2002
	(in thousands)
Note payable; 4% senior convertible, issued December 19, 2000, due December 19, 2007, convertible into 2,297,530 shares of Novavax Common Stock at $8.71 per share	$20,000	$20,000
Note payable; 4% senior convertible, issued September 7, 2001, due December 19, 2007, convertible into 574,383 shares of Novavax Common Stock at $8.71 per share	5,000	5,000
Note payable; 4% senior convertible, issued September 7, 2001, due December 19, 2007, convertible into 431,220 shares of Novavax Common Stock at $11.60 per share	5,000	5,000
Note payable; 4% senior convertible, issued June 26, 2002, due December 19, 2007, convertible into 1,885,014 shares of Novavax Common Stock at $5.31 per share	10,000	10,000

Total	$40,000	$40,000

     Aggregate future minimum principal payments on long-term debt at December 31, 2003 are as follows:

Year	Amount
(in thousands)
2004	$1,047
2005	208
2006	214
2007	40,220
2008	226
Thereafter	232
$42,147

6. Sale of Common Stock

     In February 2003, the Company completed the private placement of 4,750,000 shares of common stock at $3.50 per share, to an accredited investor, for net proceeds of $16.6 million. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. A resale registration statement was filed with the Commission on April 23, 2003, and was declared effective on May 2, 2003.

     In May 2003, the Company received net proceeds of approximately $1.5 million from the exercise of 400,000 common stock options at $3.63 per share.

     In November 2003, the Company completed an offering of 4,500,000 shares of common stock at $6.15 per share. The stock was offered pursuant to an existing shelf registration statement with respect to such shares. C.E. Unterberg, Towbin acted as underwriter for the offering. Net proceeds after deducting underwriter fees of approximately $1.7 million, as well as legal, accounting and other miscellaneous fees, were approximately $25.9 million.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

7. Stockholders’ Equity

     On August 7, 2002, the Company adopted a Shareholder Rights Plan which provided for the issuance of rights to purchase shares of Series D Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company. Under the Shareholder Rights Plan, the Company distributed one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 (the “Common Shares”), of the Company. The Rights were distributed to stockholders of record on August 16, 2002.

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

     In February 2003, the Company waived the provisions of the Shareholder Rights Plan with respect to the private placement of shares to SJ Strategic Investments LLC.

8. Stock Options and Warrants

     Under the Novavax 1995 Stock Option Plan (the “Plan”), options may be granted to officers, employees, consultants and advisors to Novavax and any present or future subsidiary to purchase a maximum of 9,000,000 shares of Novavax common stock. Incentive stock options, having a maximum term of ten years, can be granted at no less than 100% of the fair market value of Novavax’s stock at the time of grant and are generally exercisable in cumulative increments over several years from the date of grant. Both incentive and non-statutory stock options may be granted under the Plan. There is no minimum exercise price for non-statutory stock options.

     The 1995 Director Stock Option Plan (the “Director Plan”) provided for the issuance of up to 500,000 shares of Novavax Common Stock. The exercise price is the fair market value per share of the Company’s common stock on the date of grant. Options granted to eligible directors are exercisable in full beginning six months after the date of grant and expire ten years from the grant date. All options available under the Director Plan have been granted. Such options cease to be exercisable at the earlier of their expiration or three years after an eligible director ceases to be a director for any reason. In the event that an eligible director ceases to be a director on account of his death, his outstanding options (whether exercisable or not on the date of death) may be exercised within three years after such date (subject to the condition that no such option may be exercised after the expiration of ten years from its date of grant).

     As of December 31, 2003, 4,543,258 shares of common stock have been reserved for the potential exercise of stock options, under the plans.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

8. Stock Options and Warrants

     Activity under the 1995 Stock Option Plan and 1995 Director Stock Option Plan was as follows:

	1995 Stock Option Plan		1995 Director Stock Option Plan
		Weighted		Weighted
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Balance, December 31, 2000	3,894,185	$4.60	420,000	$4.02
Granted	1,227,601	9.47	—	—
Exercised	(668,980)	3.18	(70,000)	3.95
Expired or canceled	(52,400)	4.95	—	4.14

Balance, December 31, 2001	4,400,406	6.17	350,000	4.03
Granted	539,470	8.77	—	—
Exercised	(410,902)	4.69	(50,000)	4.14
Expired or canceled	(927,178)	8.60	—	—

Balance, December 31, 2002	3,601,796	6.10	300,000	4.01
Granted	2,091,000	5.16	—	—
Exercised	(506,000)	4.30	—	—
Expired or canceled	(975,153)	7.93	30,000)	3.85

Balance, December 31, 2003	4,211,643	$5.61	270,000	$4.03

Shares exercisable at December 31, 2001	2,282,578	$4.41	350,000	$4.03

Shares exercisable at December 31, 2002	2,540,483	$5.17	300,000	$4.01

Shares exercisable at December 31, 2003	2,180,439	$5.32	270,000	$4.03

Available for grant at December 31, 2003	1,936,524		—

     The weighted-average fair value of the stock options granted during 2003, 2002 and 2001 is estimated as $3.10, $8.32, and $9.47 per share, respectively. The fair value of awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31
	2003	2002	2001
Risk-free interest rate	3.5%	4.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	72.0%	85.0%	58.0%
Expected life (in years):
Employees	6.0	6.0	6.0
Directors	3.0	3.0	3.0

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

8. Stock Options and Warrants (Continued)

     The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2003:

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
Options issued at below market value:
$0.00 - $1.17	210,144	2.0	$0.01	210,144	$0.01
Options issued at market value:
$1.17 - $2.33	46,094	4.7	1.85	46,094	1.85
$2.33 - $3.50	343,733	4.7	3.28	334,733	3.28
$3.50 - $4.66	1,231,403	7.4	4.01	716,153	3.98
$4.66 - $5.83	1,397,500	8.2	5.51	338,000	5.10
$5.83 - $6.99	41,833	6.8	6.69	33,333	6.75
$6.99 - $8.16	350,000	7.0	7.44	175,000	7.43
$8.16 - $9.32	592,350	4.8	8.99	461,175	8.99
$9.32 - $10.49	207,211	7.8	9.87	97,432	9.63
$10.49- $11.65	61,375	7.3	11.22	38,375	11.10

	4,481,643	6.8	$5.51	2,450,439	$5.18

9. Employee Benefits

     The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed ninety days of service may elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

     The Company currently matches 25% of the first 6% of the participants’ deferral. Contributions to the 401(k) plan vest equally over a three-year period. The Company has expensed approximately $73,000, $48,000, and $35,000 in 2003, 2002, and 2001, respectively.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

10. Income Taxes

     Deferred tax assets (liabilities) consist of the following at December 31:

	2003	2002
	(in thousands)
Net operating losses	$29,878	$23,246
Research tax credits	2,478	1,978
Disqualifying stock options	673	673
Alternative-minimum tax credit	94	94
Equipment and furniture	4	—
Intangibles from acquisition	475	276
Allowance for doubtful accounts	131	75
Accrued vacation pay	69	52
Deferred revenues	917	1,023
Deferred rent	59	—

Total deferred tax assets	34,778	27,417
Deferred patent costs	(541)	(486)
Depreciation	—	(69)
Deferred Rent	—	(35)

Total deferred tax liabilities	(541)	(590)
Net deferred tax assets	34,237	26,827
Less valuation allowance	$(34,237)	$(26,827)

Deferred tax assets, net	—	—

     The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2003	2002
Statutory federal tax rate	(34)%	(34)%
State income taxes, net of federal benefit	(5)	(5)
Research and development credit	(4)	(2)
Other	1	—
Change in valuation allowance	42	41

	—%	—%

     Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2003 and 2002.

     Novavax has recorded no net benefit for income taxes in 2003, 2002 and 2001 in the accompanying consolidated financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

     Federal net operating losses and tax credits available to the Company are as follows:

2003
(in thousands)
Federal net operating losses expiring through the year 2022	$77,341
State net operating losses expiring through the year 2022	77,341
Research tax credits expiring through the year 2022	2,478
Alternative-minimum tax credit (no expiration)	94

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2003, 2002 and 2001

11. Commitments and Contingencies

     Novavax leases manufacturing, laboratory and office space, machinery and equipment and automobiles under non-cancelable operating lease agreements expiring at various dates through January 2007. Future minimum rental commitments under non-cancelable leases as of December 31, 2003 are as follows:

	Capital	Operating
Year	Leases	Leases
	(in thousands)
2004	19	2,636
2005	—	2,136
2006	—	1,932

Total minimum lease payments	$19	$6,704

Less amounts representing interest	(1)

Present value of minimum lease payments	$18
Less current portion of capital lease obligation	(18)

Long-term portion	$—

     The cost and accumulated depreciation of assets recorded under capital lease obligations approximated $50,000 and $12,500, respectively, at December 31, 2003.

     Aggregate rental expenses approximated $3,940,000, $3,750,000, and $1,050,000 in 2003, 2002 and 2001, respectively.

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

12. Related Party Transaction

     On March 21, 2002, pursuant to our Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,479,268. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes are payable upon the earlier to occur of the following: (i) payable in full upon the date on which the director ceases for any reason to be a director of the Company, (ii) payable in part to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007.

     In addition, in April 2002, we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, they may demand payment from the Company. As of December 31, 2003 and 2002, the Company has not recorded any liability on its balance sheet related to this guarantee as we believe the possibility of required payment by the Company to be unlikely.