Form 10-Q
period 2004-03-31
NOVAVAX INC
filed 2004-05-07
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No.
March 31, 2004	0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8320 Guilford Road, Columbia, MD	21046

(Address of principal executive offices)	(Zip code)

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

Shares of Common Stock Outstanding at April 30, 2004: 34,735,585

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended March 31, 2004

Table of Contents

		Page No.
Part I. Financial Information
Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosure about Market Risk	20
Item 4	Controls and Procedures	20
Part II. Other Information
Item 1	Legal Proceedings	*
Item 2	Changes in Securities	*
Item 3	Defaults upon Senior Securities	*
Item 4	Submission of Matters to a Vote of Security Holders	*
Item 5	Other Information	*
Item 6	Exhibits and Reports on Form 8-K	21
Signature		22
Certifications		23

*	No information provided due to inapplicability of item.

Part I. Financial Information

Item 1. Financial Statements

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$21,885	$27,633
Trade accounts receivable, net of allowance for doubtful accounts of $382 and $376 as of March 31, 2004 and December 31, 2003	2,318	1,960
Inventory, net	872	855
Prepaid expenses and other current assets	1,545	1,466

Total current assets	26,620	31,914
Property and equipment, net	15,347	15,244
Goodwill, net	33,141	33,141
Other intangible assets, net	3,146	3,310
Other non current assets	546	550

Total assets	$78,800	$84,159

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,364	$2,342
Accrued expenses	1,381	1,179
Deferred revenue – current	250	250
Current portion of long term debt and capital lease obligations	782	1,065

Total current liabilities	4,777	4,836

Convertible notes	40,000	40,000
Deferred revenue – non-current	2,062	2,125
Deferred rent	162	154
Non-current portion of long term debt and capital lease obligations	1,049	1,100
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 34,989,433 shares issued and 34,735,585 outstanding at March 31, 2004 and 34,972,183 issued and 34,718,335 outstanding at December 31, 2003	350	349
Additional paid-in capital	144,351	144,288
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(110,058)	(104,800)
Treasury stock, 253,848 shares, cost basis, at March 31, 2004 and December 31, 2003	(2,413)	(2,413)

Total stockholders’ equity	30,750	35,944

Total liabilities and stockholders’ equity	$78,800	$84,159

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues:
Net product sales	$2,197	$902
Contract research and development	960	204
Milestone and licensing fees	63	88

Total revenues	3,220	1,194

Operating costs and expenses:
Cost of products sold	263	234
Research and development	3,047	2,365
Selling and marketing	2,774	2,156
General and administrative	2,032	1,840

Total operating costs and expenses	8,116	6,595

Loss from operations	(4,896)	(5,401)

Interest expense, net	(362)	(401)

Net loss	$(5,258)	$(5,802)

Basic and diluted loss per share	$(.15)	$(.22)

Basic and diluted weighted average number of common shares outstanding	34,722,402	26,990,427

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Operating Activities:
Net loss	($5,258)	($5,802)
Reconciliation of net loss to net cash used by operating activities:
Amortization	164	163
Depreciation	484	117
Provision for bad debt	43	(62)
Deferred financing	26	25
Deferred rent	8	24
Changes in operating assets and liabilities:
Trade accounts receivable	(401)	872
Inventory	(17)	3
Prepaid expenses and other assets	(79)	3
Accounts payable and accrued expenses	224	(179)
Deferred revenue	(63)	(87)
Other non current assets	(22)	—

Net cash used in operating activities	(4,891)	(4,923)

Investing Activities:
Capital expenditures	(587)	(542)

Net cash used in investing activities	(587)	(542)

Financing Activities:
Net proceeds from equipment loans	—	217
Principal payments of notes and capital lease obligations	(334)	(62)
Proceeds from sales of common stock	64	16,625

Net cash (used in) provided by financing activities	(270)	16,780

Net change in cash and cash equivalents	(5,748)	11,315
Cash and cash equivalents at beginning of period	27,633	3,005

Cash and cash equivalents at end of period	$21,885	$14,320

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”), was incorporated in 1987, and is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions which can be used as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including hormones. On October 9, 2003, the Company’s lead product candidate, ESTRASORB®, the first topical emulsion for estrogen therapy, was approved for marketing by the Food and Drug Administration. The FDA approved ESTRASORB for the treatment of moderate to severe vasomotor systems (hot flashes) associated with menopausal women. The Company believes ESTRASORB will be competitively positioned to address the estimated $1.5 billion estrogen therapy market in the United States. The Company plans on expanding its sales force and manufacturing capabilities and initiating marketing programs for the commercial introduction of ESTRASORB. In addition, Novavax conducts research and development on preventative vaccines and proteins for infectious diseases.

     The consolidated financial statements of Novavax for the three month periods ended March 31, 2004 and 2003 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

     Inventories consist of raw materials, work-in-process and finished goods as follows, are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	As of
	March 31, 2004	December 31, 2003
	(unaudited)
	(amounts in thousands)
Raw materials	$410	$500
Work-in-process	—	31
Finished goods	462	324

	$872	$855

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred to our distributor, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales are to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

prices determined under contracts between us and the customer which administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, we estimate amounts for returns based on historical trends and adjust those reserves as product returns occur. The shipping and handling costs the Company incurs are included in cost of sales in accompanying statements of operations.

     For up-front payments and licensing fees related to our contract research or technology, the Company defers and recognizes revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

     Revenue earned under current research contracts are recognized per the contracts’ terms and conditions for invoicing of costs incurred and the achievement of defined milestones.

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

     Property and equipment are recorded at cost. Manufacturing equipment is generally depreciated over 7 to 10 years. Manufacturing leaseholds are amortized over the remaining lease term of our manufacturing facility, under the straight line method. Depreciation of other fixtures and equipment is also provided under the straight-line method over the estimated useful lives, generally 3 to 7 years. Amortization of other leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the respective lease. Repairs and maintenance costs are expensed as incurred.

	As of
	March 31, 2004	December 31,2003
	(unaudited)
	(amounts in thousands)
Manufacturing equipment and leaseholds	$12,789	$12,249
Machinery and equipment	3,469	3,469
Leasehold improvement	1,142	1,142
Computer software and hardware	556	509

	17,956	17,369
Less accumulated depreciation	(2,609)	(2,125)

	$15,347	$15,244

Goodwill and Intangible Assets

     Goodwill principally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements, and internally-discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense was $164,000 and $163,000 for the three months ending March 31, 2004 and 2003, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     As of March 31, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2004			As of December 31, 2003
	(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill, net
Goodwill-Fielding acquisition	$35,590	$(2,449)	$33,141	$35,590	$(2,449)	$33,141

Other intangible assets, net
Acquisitions	$148	$(138)	$10	$148	$(131)	$17
AVC product acquisition	3,332	(1,547)	1,785	3,332	(1,428)	1,904
Patents	2,525	(1,174)	1,351	2,525	(1,136)	1,389

	$6,005	$(2,859)	$3,146	$6,005	$(2,695)	$3,310

Stock Based Compensation

     The Company applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for stock options issued to its employees, which generally does not require that options granted to employees be expensed. Had the Company applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options, its net loss for the three months ending March 31, 2004 and 2003 would have increased as follows:

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Net loss, as reported	$(5,258)	$(5,802)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,142)	(1,009)

Pro forma net loss	$(6,400)	$(6,811)

Net loss per share:
Basic and diluted – as reported	$(0.15)	$(0.22)
Basic and diluted – pro forma	$(0.18)	$(0.25)

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Sales of Common Stock

     During the quarter ending March 31, 2004, the Company received proceeds of approximately $64,000 related to the exercise of common stock options.

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

Related Party Transaction

     In April 2002, we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, the brokerage firm may demand payment from the Company. As of March 31, 2004 and December 31, 2003, the Company has not recorded any liability on its balance sheet related to this guarantee as we believe the possibility of required payment by the Company to be unlikely.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding product sales, future product development and related clinical trials, and statements regarding future research and development, including Food and Drug Administration approval. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

     All forward-looking statements contained in this quarterly report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The approval by the FDA of ESTRASORB was a major milestone for Novavax that has presented us with numerous current and future opportunities and challenges. To successfully launch ESTRASORB and continue to develop future products using our drug delivery vehicle, we are continuing to focus our efforts and financial resources on:

•	The development of marketing plans and programs to effectively compete in the highly competitive estrogen therapy market,

•	The expansion and training of our sales force,

•	The manufacturing of ESTRASORB at commercial quantities and at acceptable gross margins,

•	The identification and development of future product candidates, and

•	The recruitment of management and key personnel.

     We believe the approval by the FDA of ESTRASORB will provide us access to capital and human resources which previously were more difficult to obtain. Following the approval of ESTRASORB, we raised approximately $26.0 million in November 2003 through the public offering of 4,500,000 shares of common stock. We may decide, or be required, to obtain additional financing, depending on the initial launch success of ESTRASORB, our marketing programs and our strategic objectives, and our success in identifying product development candidates. In addition, over the past few months we have added key senior management personnel in the areas of sales, marketing, human resources, vaccine development and manufacturing and we will continue to expand our senior management team as well as add key employees. In preparation for the launch of ESTRASORB, we have developed the initial marketing strategies and programs with King Pharmaceuticals, Inc., our marketing

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

partner, and we will be expanding our sales force from approximately 70 to approximately 80 employees in the next few months. We will also be dedicating significant financial and human resources to create awareness about ESTRASORB and our unique drug delivery system.

     In 2002, we entered into an agreement with Cardinal Health, Inc. to lease a 24,000 square foot facility within its existing facility in Philadelphia, PA. We have completed the build-out of this facility to our specifications and have installed the manufacturing equipment to accommodate commercial production of ESTRASORB. We have completed the validation of the facility and equipment and are manufacturing bulk product as well as packaging the product. This facility was designed to be able to produce commercial quantities that we believe could meet our marketing requirements for the next 2 to 3 years. However, due to the costs associated with maintaining a facility at full capacity, until our production requirements reach a certain level, our initial gross margins will be lower than industry averages. We believe we can significantly lower our costs of goods and improve our margins as we increase production quantities. In addition, we have already begun to design alternative packaging solutions to streamline production and attempt to lower costs of production.

     While the majority of our efforts will be placed on the successful launch of ESTRASORB and the development of future products, we will continue to support and market our existing line of women’s health products and look for opportunities to expand our products though the acquisition or further development of our prenatal vitamin line. In August and September 2003, we also received a grant and a contract from the National Institute of Allergy and Infectious Diseases which could total up to $23 million in revenues for the design and development of a new series of human immunodeficiency virus candidates for preclinical and clinical studies. The contract and grant cover four to five year periods respectively, and are the largest awards we have received to date. To meet the requirements of the contracts over their terms, we will need to enhance and expand the capabilities of our current lab facilities which, when completed, will allow us to qualify for other grants and contracts in the vaccine area.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2003, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly-owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in the Company’s SEC filings, including but not limited to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Three months ended March 31, 2004 (“2004”) compared to the three months ended March 31, 2003 (“2003”)

Revenues:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Vitamins	$1,454	$292	$1,162	398%
Gynodiol	375	596	(221)	-37%
AVC line	272	(95)	367	—
Other	96	109	(13)	12%

Total product sales	2,197	902	1,295	144%
Contract research	960	204	756	371%
Milestone and licensing fees	63	88	(25)	-28%

	$3,220	$1,194	$2,026	170%

     Revenues for 2004 consisted of product sales of $2.2 million, compared to $0.9 million in 2003, contract revenues of $1.0 million compared to $0.2 million in 2003, and milestone and licensing fees of $0.1 million in both years. Total revenues for 2004 were $3.2 million, as compared to $1.2 million for 2003, a $2.0 million or 170% increase. Of the total increase in year to year revenues, product sales accounted for $1.3 million of the increase. The primary

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reason for this increase is attributable to an increase in product sales for our pre-natal vitamin line of $1.2 million. During 2004, we sold two new pre-natal vitamins, NovaStart® and NovaNatal®, that were not available during 2003. These sales, particularly NovaNatal, significantly increased total vitamin sales. Additionally, pre-natal vitamin sales were unusually low in the first quarter of 2003 due to the effect of sales promotions in 2002, a high volume of expired product returns for one product in 2003 as a result of the 2002 promotion, and the overall decline in our market share of the previous prenatal products due to the effects of generic competition. Gynodiol sales decreased by $0.2 million primarily due to above average fourth quarter 2003 sales, which we anticipated would affect sales in the first quarter of 2004. The AVC line increased by $0.4 million as 2003 sales were also affected by 2002 promotions and the return of expired products in 2003, as described above. Contract revenues increased $0.8 million in 2004 over 2003, primarily due to revenue recognized on contracts with the National Institutes of Health, specifically a five-year contract and grant awarded last year for research on HIV vaccine development.

Operating costs and expenses:

	2004	2003	$Change	% Change
	(unaudited)	(unaudited)
Cost of sales	$263	$234	$29	12%
Research and development	3,047	2,365	682	29%
Selling and marketing	2,774	2,156	618	29%
General and administrative	2,032	1,840	192	10%

	$8,116	$6,595	$1,521	23%

     Cost of sales increased to $0.3 million in 2004, compared to $0.2 million in 2003. The increase was due to increased product sales in 2004, offset by cost efficiencies realized in 2004 with respect to the reorganization and relocation of our St. Louis manufacturing operations. Additionally, the high volume of returns in 2003 resulted in a higher cost of sales percentage in 2003 as returns and related costs were not added back to inventory.

     Research and development costs were $3.0 million in 2004 compared to $2.4 million in 2003. The increase of $0.7 million, or 29%, was due to increases in manufacturing, administration and facility costs for ESTRASORB when compared to 2003. The primary increased expense for these costs was depreciation and amortization, as we began depreciating the capitalized costs associated with our manufacturing facility and equipment in 2004.

     Selling and marketing costs were $2.8 million in 2004 as compared to $2.2 million in 2003. The increase of $0.6 million, or 29%, was due to $0.5 million associated with marketing costs and $0.1 million associated with selling expenses. The higher marketing

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

costs were a result of initial product launch advertising and promotional expenses for ESTRASORB, and the hiring of marketing personnel in 2004.To prepare for the anticipated second quarter 2004 launch of ESTRASORB, the Company has incurred such marketing-related costs as advertising, promotions, market research, samples, literature, printing, and website development. Additionally, selling expenses increased primarily due to specific sales representative training regarding the ESTRASORB product line. We anticipate that selling and marketing expenses will continue to increase in the second quarter of 2004.

     General and administrative costs were $2.0 million in 2004 compared to $1.8 million in 2003. The increase of $0.2 million, or 10%, was primarily associated with cost cutting measures taken in the second half of 2002 due to the delay in the approval of ESTRASORB, which lowered costs in the first quarter of 2003. Following the approval of ESTRASORB, spending levels increased in order to build the infrastructure to support commercialization and future development activities. We expect that general and administrative expenses will continue to exceed previous quarterly expense levels throughout 2004.

Interest Income/(Expense):

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$82	$37	$45	122%
Interest expense	(444)	(438)	(6)	-1%

	$(362)	$(401)	$39	10%

     Net interest expense was $0.4 million for both 2004 and 2003. Interest expense also remained relatively unchanged for both periods, with the primary expense being $0.4 million of interest on our notes payable to King Pharmaceuticals, Inc. The slight increase in interest income in 2004 was due to higher average cash balances.

Net losses:

	2004	2003	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(5,258)	$(5,802)	$544	9%

Net loss per share	$(0.15)	$(0.22)	$0.07	32%

Weighted shares outstanding	34,722,402	26,990,427	7,731,975	29%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net loss for 2004 was $5.3 million or $(0.15) per share, as compared to $5.8 million or $(0.22) per share for 2003, a decrease of $0.5 million, or $0.07 per share. The decrease of net loss is the result of increased revenues of $2.0 million, as previously discussed, offset by increased expenses of $1.5 million.

Liquidity and Capital Resources

     Our capital requirements depend on numerous factors, including but not limited to the marketing and manufacturing costs related to the launch of ESTRASORB, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our development of commercialization activities and arrangements. We plan to have multiple products in various stages of product development and we believe our research and development as well as selling, marketing and general administrative expenses and capital requirements will continue to increase. Future activities, including the development of sales and marketing programs, the expansion of commercial-scale manufacturing capabilities and clinical development are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.

2004
Summary of Cash Flows:	(unaudited)
Net cash used by operating activities	$(4,891)
Net cash used by investing activities	(587)
Net cash used by financing activities	(270)

Net change in cash and cash equivalents	(5,748)
Beginning cash and cash equivalents	27,633

Ending cash and cash equivalents	$21,885

Cash and cash equivalents were $21.9 million at March 31, 2004, a decrease of $5.7 million from the December 31, 2003 balance of $27.6 million. Of the $5.7 million of cash used in the first quarter of 2004, $4.9 million was used for operating activities, $0.6 million for investing activities and $0.3 million for financing activities. Operating activities consisted of the net loss of $5.3 million, as previously discussed, offset by non-cash expenses of $0.7 million, and $0.3 million of net changes in balance sheet accounts. Cash used in investing activities were primarily capital expenditures associated with our manufacturing facility for ESTRASORB. In the future, we expect similar or even greater cash needs as we anticipate additional hires for production and sales and marketing, as well as increased marketing costs for ESTRASORB. Additionally, as we approach full production capacity, increased inventory needs will reduce our operating funds. Working capital was $21.8 million at

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004 compared to $27.1 million at December 31, 2003. The decrease in working capital of $5.3 million was primarily due to the $4.9 million cash used for operating activities during the first quarter.

     As noted in the Overview, we received FDA approval for ESTRASORB in October 2003. We currently anticipate that the commercial launch of ESTRASORB will occur in the second quarter of 2004. During 2004, we have been, and will continue to incur substantial selling, marketing and manufacturing expenses associated with the initial year of commercial production, recruiting and retaining personnel and developing marketing programs necessary for the launch of ESTRASORB. We will not receive any receipts from potential product sales of ESTRASORB until a few months after the initial shipments, and our 2004 sales for ESTRASORB and subsequent cash receipts will probably not offset the 2004 expenses discussed above. In addition to the costs related to ESTRASORB, we will incur increasing costs in 2004 to build our senior management team and to develop our other product candidates that will be using our drug delivery technology.

     The Company will continue to pursue raising capital through the public or private sale of securities of the Company. There can be no assurance that the Company will be able to raise additional capital or, if such capital is available, that the terms of the financing will be satisfactory to the Company. If we are unable to raise additional capital, we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our sales force, reduce or defer our marketing expenses, or reduce general and administrative infrastructure. Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to meet our 2004 obligations as they become due.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes during the period from the end of our last fiscal year through March 31, 2004 to the information concerning the Company’s quantitative and qualitative disclosures about market risk set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC.

Item 4. Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that such officers are provided in a timely matter with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NOVAVAX, INC.
(Registrant)

Date: May 7, 2004	By: /s/ Dennis W. Genge

Dennis W. Genge

Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)