Form 10-Q
period 2004-06-30
NOVAVAX INC
filed 2004-08-09
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No.
June 30, 2004	0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8320 Guilford Road, Columbia, MD	21046

(Address of principal executive offices)	(Zip code)

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

Shares of Common Stock Outstanding at July 31, 2004: 39,553,876

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended June 30, 2004

Table of Contents

		Page No.
Part I. Financial Information
Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Consolidated Statements of Operations for the three month and six month periods ended June 30, 2004 and 2003	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	5
	Notes to the Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4	Controls and Procedures	23
Part II. Other Information
Item 1	Legal Proceedings	*
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Services	24
Item 3	Defaults upon Senior Securities	*
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Information	*
Item 6	Exhibits and Reports on Form 8-K	25
Signature		26
Certifications		27

*No information provided due to inapplicability of item.

Part I. Financial Information
Item 1. Financial Statements

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,623	$27,633
Trade accounts receivable, net of allowance for doubtful accounts of $397 and $376 as of June 30, 2004 and December 31, 2003	3,299	1,960
Inventory, net	747	855
Prepaid expenses and other current assets	2,908	1,466

Total current assets	22,577	31,914
Property and equipment, net	15,117	15,244
Goodwill, net	33,141	33,141
Other intangible assets, net	2,983	3,310
Other non current assets	799	550

Total assets	$74,617	$84,159

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,058	$2,342
Accrued expenses	3,368	1,179
Deferred revenue – current	250	250
Current portion of long term debt and capital lease obligations	435	1,065

Total current liabilities	8,111	4,836

Convertible notes	40,000	40,000
Deferred revenue – non-current	2,000	2,125
Deferred rent	171	154
Non-current portion of long term debt and capital lease obligations	997	1,100
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $.01 par value, 50,000,000 shares authorized; 35,079,733 shares issued and 34,825,885 outstanding at June 30, 2004 and 34,972,183 issued and 34,718,335 outstanding at December 31, 2003	351	349
Additional paid-in capital	144,655	144,288
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(117,775)	(104,800)
Treasury stock, 253,848 shares, cost basis, at June 30, 2004 and December 31, 2003	(2,413)	(2,413)

Total stockholders’ equity	23,338	35,944

Total liabilities and stockholders’ equity	$74,617	$84,159

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$2,656	$1,959	$4,854	$2,862
Contract research and development	286	253	1,246	457
Milestone and licensing fees	63	63	125	150

Total revenues	3,005	2,275	6,225	3,469

Operating costs and expenses:
Cost of products sold	1,501	388	1,763	622
Research and development	1,229	2,792	4,277	5,157
Selling and marketing	5,556	1,917	8,330	4,073
General and administrative	2,059	1,810	4,091	3,650

Total operating costs and expenses	10,345	6,907	18,461	13,502

Loss from operations	(7,340)	(4,632)	(12,236)	(10,033)

Interest expense, net	(377)	(396)	(739)	(797)

Net loss	$(7,717)	$(5,028)	$(12,975)	$(10,830)

Basic and diluted loss per share	$(.22)	$(.17)	$(.37)	$(.38)

Basic and diluted weighted average number of common shares outstanding	34,779,657	29,988,875	34,750,944	28,489,651

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2004	2003
Operating Activities:
Net loss	$(12,975)	$(10,830)
Reconciliation of net loss to net cash used by operating activities:
Amortization	327	329
Depreciation	1,029	234
Provision for bad debt	59	143
Deferred financing	51	0
Deferred rent	17	48
Changes in operating assets and liabilities:
Trade accounts receivable	(1,398)	(133)
Inventory	108	(168)
Prepaid expenses and other assets	(1,442)	183
Accounts payable and accrued expenses	3,905	(863)
Deferred revenue	(125)	(150)
Other non current assets	(300)	—

Net cash used in operating activities	(10,744)	(11,207)

Investing Activities:
Capital expenditures	(902)	(419)

Net cash used in investing activities	(902)	(419)

Financing Activities:
Net proceeds from equipment loans	––	217
Principal payments of notes and capital lease obligations	(733)	(50)
Proceeds from sales of common stock	369	18,079

Net cash (used in) provided by financing activities	(364)	18,246

Net change in cash and cash equivalents	(12,010)	6,620
Cash and cash equivalents at beginning of period	27,633	3,005

Cash and cash equivalents at end of period	$15,623	$9,625

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”), was incorporated in 1987, and is a fully integrated specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions which can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. On October 9, 2003, the Company’s lead product candidate, ESTRASORB®, the first topical emulsion for estrogen therapy, was approved for marketing by the Food and Drug Administration. The FDA approved ESTRASORB for the treatment of moderate to severe vasomotor systems (hot flashes) associated with menopausal women. The Company believes ESTRASORB is competitively positioned to address the estimated $1.5 billion estrogen therapy market in the United States. The Company has expanded its sales force and manufacturing capabilities and initiated marketing programs for the commercial introduction of ESTRASORB, which began in the second quarter of 2004. In addition, Novavax conducts research and development on preventative vaccines and proteins for infectious diseases.

     The consolidated financial statements of Novavax for the six months ended June 30, 2004 and 2003 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. We suggest that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventories

     Inventories consist of raw materials, work-in-process and finished goods, are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	June 30, 2004	December 31, 2003
	(unaudited)
	(amounts in thousands)
Raw materials	$262	$500
Work-in-process	7	31
Finished goods	478	324

	$747	$855

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition”. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of product to our distributor has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales are to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from our distributors, to the distributors that sell to these customers at prices determined under contracts between us and the customer which administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, we estimate amounts for returns based on historical trends and adjust those reserves as product returns occur. The shipping and handling costs the Company incurs are included in cost of sales in our accompanying statements of operations.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     For up-front payments and licensing fees related to our contract research or technology, the Company defers and recognizes revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

     Revenue earned under current research contracts is recognized per the contracts’ terms and conditions for invoicing of costs incurred and the achievement of defined milestones.

Net Loss per Share

     Basic loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (e.g. upon exercise of stock options). Potentially dilutive common shares are not included in the computation of dilutive earnings per share if they are anti-dilutive. Net loss per share as reported was not adjusted for potential common shares, as they are anti-dilutive.

Property and Equipment

     Property and equipment are recorded at cost. Manufacturing equipment is generally depreciated over 7 to 10 years. Manufacturing leaseholds are amortized over the remaining lease term of our manufacturing facility, under the straight line method. Depreciation of other fixtures and equipment is also provided under the straight line method over the estimated useful lives, generally 3 to 7 years. Amortization of other leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the respective lease. Repairs and maintenance costs are expensed as incurred.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment is comprised of the following:

	As of
	June 30, 2004	December 31, 2003
	(unaudited)
	(amounts in thousands)
Manufacturing equipment and leaseholds	$12,942	$12,249
Machinery and equipment	3,593	3,469
Leasehold improvement	1,142	1,142
Computer software and hardware	595	509

	18,272	17,369
Less accumulated depreciation	(3,155)	(2,125)

	$15,117	$15,244

Goodwill and Intangible Assets

     Goodwill principally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the value of the identifiable net assets acquired is recorded as goodwill. Other intangible assets are the result of product acquisitions, non-compete arrangements, and internally-discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense was $164,000 and $166,100 for the three months ending June 30, 2004 and 2003, respectively, and $327,000 and $329,000 for the six months ending June 20, 2004 and 2003, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     As of June 30, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		As of June 30, 2004			As of December 31, 2003
		(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill, net
Goodwill-Fielding acquisition	$35,590	$(2,449)	$33,141	$35,590	$(2,449)	$33,141

Other intangible assets, net
Acquisitions	$148	$(146)	$2	$148	$(131)	$17
AVC product acquisition	3,332	(1,666)	1,666	3,332	(1,428)	1,904
Patents	2,525	(1,211)	1,314	2,525	(1,136)	1,389

	$6,005	$(3,023)	$2,982	$6,005	$(2,695)	$3,310

Stock-Based Compensation

     The Company applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for stock options issued to its employees, which generally does not require that options granted to employees be expensed. Had the Company applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options, its net loss for the three months and six months ending June 30, 2004 and 2003 would have increased as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net loss, as reported	$(7,717)	$(5,028)	$(12,975)	$(10,830)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,504)	(851)	(2,639)	(1,363)

Pro forma net loss	$(9,221)	$(5,879)	$(15,614)	$(12,193)

Net loss per share:
Basic and diluted – as reported	$(0.22)	$(0.17)	$(0.37)	$(0.38)
Basic and diluted – pro forma	$(0.27)	$(0.20)	$(0.45)	$(0.43)

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     These pro forma amounts are not necessarily indicative of the future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years. The Financial Accounting Standards Board has indicated it will likely require that companies expense employee options in the future, but it has not yet finalized the timing or methods for such a change.

Sales of Common Stock

     During the quarter ending June 30, 2004, the Company received proceeds of approximately $305,000 related to the exercise of common stock options.

Segment Information

     The Company currently operates in one business segment, which is the research, development and commercialization of products focused on women’s health and infectious diseases. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

Related Party Transactions

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

     In April 2002, we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, the brokerage firm may demand payment from the Company. As of June 30, 2004 and December 31, 2003, the Company has not recorded any liability on its balance sheet related to this guarantee as we believe the possibility of required payment by the Company to be unlikely.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Subsequent Events

     In July 2004, the Company announced that King Pharmaceuticals, Inc. and Novavax had mutually agreed to terminate several license agreements and a co-promotion agreement for ESTRASORB. The transaction included the return to Novavax of all rights worldwide for the product, as well as all rights to other women’s health products that we may successfully develop utilizing our micellar nanoparticle technology. The transaction also included the redemption of $40.0 million of the Company’s convertible notes held by King. Additionally, we hired 50 members of King’s women’s health sales force to provide competitive sales force coverage. As part of the transaction we paid King a net of $14.0 million in cash and issued King 3,775,610 shares of common stock, which at the time of closing were valued at approximately $18.1 million.

     Concurrent with the King transaction, the Company also announced that we had entered into definitive agreements for the private placement of $35.0 million principal amount of senior convertible notes to a group of institutional investors. The notes carry a 4.75% coupon, payable semi-annually, mature in five years and are generally convertible into shares of common stock at $6.15 per share. All or a portion of the notes may also be redeemed if for 30 out of 40 days prior to either the three year or four year anniversary dates, the Company’s common stock is below the conversion price, subject to other Company revenue targets. In addition, the Company issued 952,381 shares of common stock at $5.25 per share to an additional accredited investor. Aggregate gross proceeds of the notes and common stock was $40.0 million. Taking into effect the King transaction and the financing, the Company increased its net cash position by approximately $23.0 million.

     In July 2004, the Company also entered into a long-term agreement to lease a 33,000 square foot facility in Malvern, Pennsylvania, for the consolidation and expansion of corporate headquarters and product development activities. The lease has an initial term of ten years with two five year renewal options. With advance notice, the Company also has an option to lease adjoining space of 17,000 square feet which could be built out for future manufacturing needs.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding product sales, future product development and related clinical trials, and statements regarding future research and development, including Food and Drug Administration approval. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements.

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

Recent Developments

     In July 2004, we announced that we had agreed with King Pharmaceuticals, Inc. to terminate several license agreements and our co-promotion agreement for ESTRASORB, which enabled us to obtain all rights worldwide for the product, as well as all rights to other women’s health products that we may successfully develop utilizing our micellar nanoparticle technology. As part of the transaction, we issued common shares to King and redeemed all of the $40.0 million of convertible notes held by King.

     Additionally, we hired 50 members of King’s women’s health sales force to provide competitive sales force coverage for ESTRASORB, as well as, our other women’s health products. In return for the redemption of the notes and the termination of the license and co-promotion agreements, we paid King a net of $14.0 million in cash and issued King 3,775,610 shares of our common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Concurrent with the King transaction, we also announced that we had entered into definitive agreements for the private placement of $35.0 million principal amount of senior convertible notes to a group of institutional investors. The notes carry a 4.75% coupon, payable semi-annually, mature in five years and are generally convertible into shares of common stock at $6.15 per share. All or a portion of the notes may also be redeemed if for 30 out of 40 days prior to either the three year or four year anniversary dates, the Company’s common stock is below the conversion price, subject to other Company revenue targets. In addition, the Company issued 952,381 shares of common stock at $5.25 per share to an additional accredited investor. Aggregate gross proceeds of the notes and common stock was $40.0 million.

     In July 2004, we also entered into an agreement to lease a 33,000 square foot facility in Malvern, Pennsylvania, for the consolidation and expansion of corporate headquarters and to address the need for additional product development facilities. We will be moving out of our current facility in Columbia, Maryland. These facility moves follow other facility consolidation efforts at the end of last year. By the end of this year, we plan to have three facilities, with our Manufacturing in Philadelphia, PA, Vaccine Development in Rockville, MD and Corporate Headquarters and Product Development in Malvern, PA.

     On July 1, 2004 we announced that the National Institute of Allergy and Infectious Diseases (NIAID), a component of the National Institutes of Health (NIH), had cancelled its five-year contract with the Company for the development of human immunodeficiency virus (HIV) vaccine candidates due to programmatic considerations for “the government’s convenience.” We had been the prime contractor, with Emory University, Tulane University, and the University of Pittsburgh as subcontractors. The cancellation is not expected to have a material financial impact and we expect to recover costs incurred to date in association with this contract. We also have a second HIV vaccine program funded by the NIH which was not impacted by this event.

Overview

     Novavax is a fully-integrated specialty biopharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases. We currently market, sell and distribute a line of prescription pharmaceutical and prenatal vitamins including our newly marketed product, ESTRASORB, the first topical emulsion for estrogen therapy, through our national sales force. We have completed the build-out of a manufacturing facility for ESTRASORB and are in full commercial manufacturing. In addition, we are conducting research and development on preventative vaccines and proteins, developing new products using our drug delivery technology, expanding our management team to meet our strategic objectives and expanding and consolidating our facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our micellar nanoparticle technology involves the use of patented oil and water emulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. We believe that our technology represents the first time that ethanol soluble hormones, such as estrogen and testosterone, have been encapsulated and delivered. In October 2003, we received our first commercial product approval utilizing our micellar nanoparticle technology. ESTRASORB was approved by the Food and Drug Administration for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. The commercial launch of ESTRASORB occurred in the second quarter of 2004.

     The approval by the FDA of ESTRASORB and the subsequent launch of the product have been major milestones for Novavax and have presented us with numerous current and future opportunities and challenges. In addition, we recently reacquired the worldwide rights to ESTRASORB (see “Recent Developments”). To grow the commercial sales of ESTRASORB worldwide, and to internally develop or identify partners for future products using our drug delivery vehicle, we are continuing to focus our efforts and financial resources on:

•	The development of marketing plans and programs to effectively compete in the highly competitive estrogen therapy market,

•	The expansion and training of our sales force,

•	The manufacture of ESTRASORB at increasing commercial quantities and improved gross margins,

•	The identification and selection of worldwide partners for sales of ESTRASORB,

•	The internal or partnered identification and development of future product candidates, and

•	The recruitment of management and key personnel.

     We believe the approval by the FDA of ESTRASORB has and will continue to provide us access to capital and human resources which previously were difficult to obtain. Following the approval of ESTRASORB, we raised approximately $26.0 million in November 2003 through the public offering of 4,500,000 shares of common stock, and in July 2004 we raised approximately $40.0 million through the private placements of $35.0 million of convertible notes and the issuance of $5.0 million of common stock (see “Recent Developments”). We may decide, or be required, to obtain additional financing, depending on the success of ESTRASORB and our marketing programs, the realization of our strategic objectives, and our success in identifying and developing product development candidates. Over the past year we have added key senior management personnel in the areas of sales, marketing, human resources, vaccine development, manufacturing and drug delivery product development and we will continue to expand our senior management team as well as add key employees. We will also continue to dedicate significant financial and human resources to create awareness about ESTRASORB and our unique drug delivery system.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In 2002, we entered into an agreement with Cardinal Health, Inc. to lease a 24,000 square foot facility within its existing facility in Philadelphia, PA. We have completed the build-out of this facility to our specifications, installed the manufacturing equipment to accommodate commercial production of ESTRASORB and began full commercial manufacturing of the product in the second quarter of 2004. This facility was designed to be able to produce commercial quantities that we believe could meet our marketing requirements for the next 2 to 3 years. However, due to the fixed costs associated with building and maintaining a facility for full capacity, until our production requirements reach higher levels, our costs of goods sold will be higher than industry averages. We believe we can significantly lower our costs of goods per unit and improve our margins as we increase production quantities and manufacturing efficiencies. In addition, we have already begun to design alternative packaging solutions to streamline production and attempt to lower costs of production.

     While the majority of our efforts will be placed on the commercial sales of ESTRASORB and the development of future products, we will continue to support and market our existing line of women’s health products and look for opportunities to expand our products though the acquisition or further development of our prenatal vitamin line. In addition, our Vaccine Group continues to conduct research and development on preventative and therapeutic vaccines and proteins for a variety of infectious diseases, including smallpox, HIV, SARS, papilloma, influenza, and E-selectin tolerogen for the prevention of stroke.

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

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2003, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2004 (“2004”) compared to the three months ended June 30, 2003 (“2003”): (In thousands)

Revenues:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Vitamins	$653	$1,355	$(702)	-52%
Gynodiol	238	138	100	72%
AVC Cream	158	329	(171)	-52%
Estrasorb	1,481	––	1,481	100%
Other	126	137	(11)	-7%

Total product sales	2,656	1,959	697	36%
Contract research	286	253	33	13%
Milestone and licensing fees	63	63	0	-2%

	$3,005	$2,275	$730	32%

     Revenues for 2004 consisted of product sales of $2.7 million, compared to $2.0 million in 2003, contract revenues of $0.3 million in both years, and milestone and licensing fees of $0.1 million in both years. Total revenues for 2004 were $3.0 million, as compared to $2.3 million for 2003, a $0.7 million or 32% increase. The primary reason for this net increase is attributable to the commercial launch of ESTRASORB, with initial shipments to wholesalers of $1.5 million in June. This increase was offset by a $0.7 million decrease in sales of our vitamin products. Sales of our two new prenatal vitamins, NovaNatal and NovaStart, continue to increase; however, sales of our other prenatal vitamins have decreased due to generic competition. Gynodiol sales increased by $0.1 million while AVC Cream sales decreased by $0.2 million due to above average fourth quarter 2003 orders.

Operating costs and expenses:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Cost of sales	$1,501	$388	$1,113	287%
Research and development	1,229	2,792	(1,563)	-56%
Selling and marketing	5,556	1,917	3,639	190%
General and administrative	2,059	1,810	249	14%

	$10,345	$6,907	$3,438	50%

     Cost of sales increased to $1.5 million in 2004, compared to $0.4 million in 2003. The increase was due to the launch and sale of ESTRASORB in the second quarter of 2004. In addition, in the initial periods of ESTRASORB production, the cost of sales percentages are, and will continue to be, unusually high until we increase production volumes to offset the fixed costs and depreciation related to the build-out of the manufacturing facility, facility costs and the minimum number of personnel required to manufacture the product. We are also working to design alternative packaging solutions to further streamline production and lower costs of production in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Research and development costs decreased from $2.8 million in 2003 to $1.2 million in 2004. The decrease of $1.6 million was due to manufacturing start-up costs in 2003 being accounted for in the research and development category, until April 2004. The 2003 manufacturing costs were incurred to prepare and validate the facility for GMP and FDA conformity and not to build inventory. Beginning in April 2004, manufacturing costs have been included in cost of sales and inventory.

     Selling and marketing costs were $5.6 million in 2004 compared to $1.9 million in 2003. The increase of $3.6 million, or 190%, was primarily due to the marketing costs related to the initial product launch advertising and promotion for ESTRASORB, as well as increases in sales personnel, compared to 2003. With the termination of our co-promotion agreement with King in July 2004, which resulted in the addition of 50 sales personnel and full responsibility for marketing costs, we will incur increased selling and marketing costs in future periods.

     General and administrative costs were $2.0 million in 2004 compared to $1.8 million in 2003. The $0.2 million increase is primarily due to increased investor relations and legal support related to the launch of ESTRASORB and other strategic corporate events. We expect that general and administrative expenses will continue to exceed previous quarterly levels throughout 2004 as we continue to expand our infrastructure to support overall corporate increases in sales, production and headcount.

Interest Income/(Expense):

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$63	$38	$25	66%
Interest expense	(440)	(434)	(6)	-1%

	$(377)	$(396)	$19	5%

     Net interest expense was $0.4 million for both 2004 and 2003. Interest expense remained relatively unchanged for both periods, with the primary expense being $0.4 of interest per quarter on our notes payable to King, which were redeemed in July 2004.

Net losses:

	2004	2003	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(7,717)	$(5,028)	$(2,689)	53%

Net loss per share	$(0.22)	$(0.17)	$(0.05)	29%

Weighted shares outstanding	34,779,657	29,988,875	4,790,782	16%

     Net loss for 2004 was $7.7 million or $(0.22) per share, as compared to $5.0 million or $(0.17) per share for 2003, an increase of $2.7 million, or $0.05 per share. The increase of net loss is the result of increased revenues of $0.7 million, as previously discussed, offset by increased expenses of $3.4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2004 (“2004”) compared to the six months ended June 30, 2003 (“2003”): (In thousands)

Revenues:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Vitamins	$2,107	$1,647	$460	28%
Gynodiol	613	734	(121)	-16%
AVC Cream	430	234	196	84%
Estrasorb	1,481	––	1,481	100%
Other	223	247	(24)	-10%

Total product sales	4,854	2,862	1,992	70%
Contract research	1,246	457	789	173%
Milestone and licensing fees	125	150	(25)	-17%

	$6,225	$3,469	$2,756	79%

     Revenues for 2004 consisted of product sales of $4.9 million, compared to $2.9 million in 2003, contract revenues of $1.2 million compared to $0.5 million in 2003, and milestone and licensing fees of $0.1 million in both years. Total revenues for 2004 were $6.2 million, as compared to $3.5 million for 2003, a $2.7 million or 79% increase. Of the total increase in revenues, product sales accounted for $2.0 million. The primary reason for this increase is attributable to the launch of ESTRASORB in 2004, with initial shipments to wholesalers of $1.5 million in the second quarter of 2004. We also had an increase in product sales for our prenatal vitamin line of $0.4 million due to the introduction of two new prenatal vitamins, in particular, NovaNatal, in the second half of 2003. The overall increase in the new prenatal vitamin sales was offset by decreases in sales of other prenatal products, due to the continued effects of generic competition. Gynodiol sales decreased by $0.1 million primarily due to above average fourth quarter 2003 sales, which we anticipated would affect sales in the first half of 2004. AVC Cream sales increased by $0.2 million as 2003 sales were low due to a high level of return of expired products. Contract revenues increased $0.8 million in 2004 over 2003, primarily due to revenue recognized on contracts with the National Institutes of Health, specifically a contract and grant awarded last year for research on HIV vaccine development. In July 2004 we were notified that the HIV contract (but not the grant) had been discontinued for the convenience of the government, which will lower contract research revenues in subsequent quarters.

Operating costs and expenses:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Cost of sales	$1,763	$622	$1,141	183%
Research and development	4,277	5,157	(880)	-17%
Selling and marketing	8,330	4,073	4,257	105%
General and administrative	4,091	3,650	441	12%

	$18,461	$13,502	$4,959	37%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cost of sales increased to $1.8 million in 2004, compared to $0.6 million in 2003. The $1.1 million increase was due to the launch and sale of ESTRASORB in the second quarter of 2004. In addition, in the initial periods of ESTRASORB production, the cost of sales percentages have been and will be unusually high until we increase production volumes to offset the fixed costs and depreciation related to the build-out of the manufacturing facility, facility costs and costs associated with the minimum number of personnel required to manufacture the product. We are also working to design alternative packaging solutions to further streamline production and lower costs of production.

     Research and development costs decreased from $5.2 million in 2003 to $4.3 million in 2004. The decrease of $0.9 million was due to manufacturing start-up costs in 2003 being accounted for in the research and development category until April 2004. The 2003 manufacturing costs were incurred to prepare and validate the facility for GMP and FDA conformity and not to build inventory. Beginning in April 2004, manufacturing costs have been included in cost of sales and inventory.

     Selling and marketing costs were $8.3 million in 2004 compared to $4.1 million in 2003. The increase of $4.2 million, or 105%, was primarily due to the 2004 marketing costs related to the initial product launch advertising and promotion for ESTRASORB, as well as increases in sales and marketing personnel compared to 2003. With the termination of our co-promotion agreements with King in July 2004, which resulted in the addition of 50 sales personnel and full responsibility for marketing costs, we will incur increased selling and marketing costs in future periods.

     General and administrative costs were $4.1 million in 2004 compared to $3.7 million in 2003. The $0.4 million increase is primarily due to increased investor relations and legal support related to the launch of ESTRASORB and other strategic corporate events. We expect that general and administrative expenses will continue to exceed previous quarterly levels throughout 2004 as we continue to expand our infrastructure to support overall corporate increases in sales, production and headcount.

Interest Income/(Expense):

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$145	$75	$70	93%
Interest expense	(844)	(872)	(12)	-1%

	$(739)	$(797)	$58	7%

     Net interest expense was $0.7 million in 2004 compared to $0.8 million in 2003. Interest expense remained relatively unchanged for both periods, with the primary expense being $0.8 of semi-annual interest on our notes payable to King. The notes were redeemed in July 2004. The increase in interest income in 2004 was due to higher average cash balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net losses:

	2004	2003	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(12,975)	$(10,830)	$(2,145)	20%

Net loss per share	$(0.37)	$(0.38)	$0.01	-2%

Weighted shares outstanding	34,750,944	28,489,651	6,261,293	22%

     Net loss for 2004 was $13.0 million or $(0.37) per share, as compared to $10.8 million or $(0.38) per share for 2003, an increase of $2.1 million, or $0.01 per share. The increase of net loss is the result of increased revenues of $2.8 million, as previously discussed, offset by increased expenses of $5.0 million.

Liquidity and Capital Resources

     Our capital requirements depend on numerous factors, including but not limited to the marketing and manufacturing costs related to the commercialization of ESTRASORB, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our development of commercialization activities and arrangements. We plan to have multiple products in various stages of product development and we believe our research and development as well as selling, marketing and general administrative expenses and capital requirements will continue to increase. Future activities, including the expansion of sales and marketing personnel and programs, the increases in commercial-scale manufacturing capabilities, and product development are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.

Six months
ending
June 30,
2004
(unaudited)
Summary of Cash Flows:
Net cash used by:
Operating activities	$(10,744)
Investing activities	(902)
Financing activities	(364)

Net change in cash and cash equivalents	(12,010)
Beginning cash and cash equivalents	27,633

Ending cash and cash equivalents	$15,623

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cash and cash equivalents were $15.6 million at June 30, 2004, a decrease of $12.0 million from the December 31, 2003 balance of $27.6 million. The King transaction and the financings in July, discussed above, will add over $23.0 million to our cash balance, reduce our debt by $5.0 million and extend our debt terms. Of the $12.0 million of cash used in the first six months of 2004, $10.7 million was used for operating activities, $0.9 million for investing activities and $0.4 million for financing activities. Operating activities consisted of the net loss of $13.0 million, as previously discussed, offset by non-cash expenses of $1.5 million, and $0.8 million of net changes in balance sheet accounts. Cash used in investing activities consisted primarily of capital expenditures associated with the validation of our manufacturing facility for ESTRASORB. In the future, we expect similar or even greater cash needs as we anticipate additional hires for production, sales and marketing, as well as increased marketing costs for ESTRASORB, particularly in light of the termination of our co-promotion agreements with King. Additionally, as we approach full production capacity, increased inventory needs will reduce our operating funds. Working capital was $14.5 million at June 30, 2004 compared to $27.1 million at December 31, 2003. The decrease in working capital of $12.6 million was primarily due to the $12.0 million net cash used for activities during the first six months of 2004.

     As noted in the Overview, we received FDA approval for ESTRASORB in October 2003 and the commercial launch of ESTRASORB occurred in the second quarter of 2004. During 2004, we have incurred and will continue to incur substantial selling, marketing and manufacturing expenses associated with the initial year of commercial production, including recruiting and retaining personnel and developing marketing programs necessary for the sales of ESTRASORB. We will not receive any receipts from potential product sale of ESTRASORB until a few months after the initial shipments, and our 2004 sales for ESTRASORB and subsequent cash receipts will likely not offset the 2004 expenses discussed above. In addition to the costs related to ESTRASORB, we will incur increasing costs in 2004 to build our organization and to develop our other product candidates that will be using our drug delivery technology.

     The Company may continue to pursue raising capital through the public or private sale of securities of the Company. There can be no assurance that the Company will be able to raise additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. If we are unable to raise additional capital, we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our sales force, reduce or defer our marketing expenses, or reduce general and administrative infrastructure. Based on our assessment of the availability of capital and the above described actions, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate resources for the next 12-15 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes during the period from the end of our last fiscal year through June 30, 2004 to the information concerning the Company’s quantitative and qualitative disclosures about market risk set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC.

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

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     At the Company’s 2004 Annual Meeting of Stockholders, stockholders approved an increase in the number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000 shares. The amendment to our charter was filed in July, 2004 formally affecting such increase.

Item 3 – Defaults upon Senior Securities

     None.

Item 4 – Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders held on May 5, 2004, the following proposals were adopted by the votes specified below:

1.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock ($.01) par value) of the Company by 50,000,000 shares from 50,000,000 to 100,000,000 shares.

FOR	AGAINST	ABSTAIN
30,477,639	1,510,286	75,598

2.	To elect the following nominees as Class III Directors to serve on the Board of Directors for a three year term expiring at the Annual Meeting of Stockholders in 2007.

	FOR	WITHHELD
Mitchell J. Kelly	26,115,290	5,948,233
Michael A. McManus, Jr.	28,743,789	3,319,734

In addition to the two Class III Directors elected at this year’s Annual Meeting of Stockholders, the Board is composed of three Class II Directors and three Class I Directors. The continuing Class I Directors, whose terms will expire at the Company’s 2005 Annual Meeting, are Denis M. O’Donnell, M.D., Nelson M. Sims and Ronald H. Walker. The continuing Class II Directors, whose terms will expire at the Company’s 2006 Annual Meeting, are Gary C. Evans, John O. Marsh, Jr. and J. Michael Lazarus.

3.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the current fiscal year ending December 31, 2004.

FOR	AGAINST	ABSTAIN
29,617,418	2,381,734	64,371

Item 5 – Other Information

     None.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on July 9, 2004.

10.1	Lease Agreement, dated July 21, 2004 by, and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and the Company.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nelson M. Sims, President and Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dennis W. Genge, Vice President and Chief Financial Officer of the Company.

(b)	Reports on Form 8-K

On July 19, 2004, the Company filed a current report on Form 8-K to report that the Company had entered into agreements with respect to two financing transactions, one of which closed on July 16, 2004 and the other of which was expected to close on July 19, 2004. In addition, the Company reported it had entered into an Exchange Agreement and Termination Agreement with King Pharmaceuticals, Inc. to, among other things, terminate several licenses and the co-promotion agreement between the Company and King and redeem convertible notes held by King.

On July 21, 2004, the Company filed a current report on Form 8-K to announce the closing of the $40.0 million in financings and transactions with King Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC.
(Registrant)

Date: August 9, 2004	By: /s/ Dennis W. Genge

Dennis W. Genge
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)