Form 10-Q
period 2004-09-30
NOVAVAX INC
filed 2004-11-08
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No.
September 30, 2004	0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

508 Lapp Road, Malvern, PA	19355
(Address of principal executive offices)	(Zip code)

(484) 913-1200
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

Shares of Common Stock Outstanding at October 30, 2004: 39,553,876

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended September 30, 2004

     Part I. Financial Information
     Item 1. Financial Statements

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 30,	December 31,
	2004	2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$27,503	$27,633
Trade accounts receivable, net of allowance for doubtful accounts of $551 and $376 as of September 30, 2004 and December 31, 2003, respectively	1,780	1,960
Inventory, net	2,278	855
Prepaid expenses and other current assets	899	1,466

Total current assets	32,460	31,914
Property and equipment, net	14,568	15,244
Goodwill, net	33,141	33,141
Other intangible assets, net	5,467	3,310
Other non current assets	1,964	550

Total assets	$87,600	$84,159

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,114	$2,342
Accrued expenses	3,374	1,179
Deferred revenue — current	—	250
Current portion of capital lease obligations and other liabilities.	357	1,065

Total current liabilities	7,845	4,836

Convertible notes	35,000	40,000
Deferred revenue — non-current	—	2,125
Deferred rent	166	154
Non-current portion of capital lease obligations and other liabilities	1,047	1,100
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 39,807,743 shares issued and 39,553,895 outstanding at September 30, 2004 and 34,972,183 issued and 34,718,335 outstanding at December 31, 2003	398	349
Additional paid-in capital	167,468	144,288
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(120,431)	(104,800)
Treasury stock, 253,848 shares, cost basis, at September 30, 2004 and December 31, 2003	(2,413)	(2,413)

Total stockholders’ equity	43,542	35,944

Total liabilities and stockholders’ equity	$87,600	$84,159

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$(664)	$3,647	$4,190	$6,508
Contract research and development	653	560	1,899	1,017
Milestone and licensing fees	—	62	125	212

Total revenues	(11)	4,269	6,214	7,737

Operating costs and expenses:
Cost of products sold	364	761	2,128	1,384
Research and development	1,552	2,554	5,828	7,713
Selling and marketing	8,931	2,003	17,261	6,073
General and administrative	1,901	1,911	5,992	5,561
Facility exit costs	723	—	723	—
Gain on redemption of debt	(11,162)	—	(11,162)	—

Total operating costs and expenses	2,309	7,229	20,770	20,731

Loss from operations	(2,320)	(2,960)	(14,556)	(12,994)

Interest expense, net	(337)	(401)	(1,075)	(1,196)

Net loss	$(2,657)	$(3,361)	$(15,631)	$(14,190)

Basic and diluted loss per share	$(.07)	$(.11)	$(.43)	$(.49)

Basic and diluted weighted average number of common shares outstanding	38,577,458	30,134,586	36,040,465	29,045,982

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating Activities:
Net loss	$(15,631)	$(14,190)
Reconciliation of net loss to net cash used by operating activities:
Amortization	562	492
Depreciation	1,602	382
Retirement of capital assets	30	—
Provision for bad debt	175	65
Deferred financing	131	75
Deferred rent	12	54
Deferred revenue	(125)	(213)
Non-cash stock compensation	25	—
Facility exit costs	723	—
Gain on redemption of debt	(11,162)	—
Changes in operating assets and liabilities:
Trade accounts receivable	5	(1,043)
Inventory	(1,423)	(98)
Prepaid expenses and other assets	(1,328)	111
Accounts payable and accrued expenses	5,643	195
Other non current assets	57	—

Net cash used in operating activities	(20,704)	(14,170)

Investing Activities:
Capital expenditures	(1,427)	(1,002)

Net cash used in investing activities	(1,427)	(1,002)

Financing Activities:
Net proceeds from the issuance of convertible notes.	32,943	—
Net payments associated with King Transaction	(15,010)	—
Net proceeds from equipment loans	—	217
Principal payments of capital lease obligations	(1,013)	(153)
Net proceeds from sales of common stock	5,081	16,625
Proceeds from exercise of stock options and warrants	—	1,523

Net cash (used in) provided by financing activities.	22,001	18,212

Net change in cash and cash equivalents	(130)	3,040
Cash and cash equivalents at beginning of period	27,633	3,005

Cash and cash equivalents at end of period	$27,503	$6,045

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”), was incorporated in 1987, and is a fully integrated specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions that the Company believes can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. On October 9, 2003, the Company’s lead product candidate, ESTRASORB®, the first topical emulsion for estrogen therapy, was approved for marketing by the Food and Drug Administration. The Food and Drug Administration approved ESTRASORB for the treatment of moderate to severe vasomotor systems (hot flashes) associated with menopausal women. The Company believes ESTRASORB is competitively positioned to address the estimated $1.5 billion estrogen therapy market in the United States. Following the Food and Drug Administration approval, the Company expanded its sales force and manufacturing capabilities and initiated marketing programs for the commercial introduction of ESTRASORB, which began in the second quarter of 2004. In addition, Novavax conducts research and development on preventative vaccines and proteins for infectious diseases.

     The consolidated financial statements of Novavax for the three and nine months ended September 30, 2004 and 2003 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature except for the “King Transaction”, a reserve for anticipated returns of vitamins and the facility exit cost adjustment, which are further discussed later in the notes. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

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

Inventories

     Inventories consist of raw materials, work-in-process and finished goods, are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	Septemer 30, 2004	December 31, 2003
	(unaudited)
	(amounts in thousands)
Raw materials	$475	$500
Work-in-process	58	31
Finished goods	1,745	324

	$2,278	$855

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of product to our distributor has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales are to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from our distributors, to the distributors that sell to these customers at prices determined under contracts between us and the customer which administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, we estimate amounts for returns based on historical trends, distributor inventory levels and product prescription data and adjust those reserves as product returns occur. The shipping and handling costs the Company incurs are included in cost of sales in our accompanying statements of operations.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     A non-recurring reserve of $1,283,000 for anticipated returns of vitamins negatively impacted by generic competition was netted against product sales for the three months ended September 30, 2004 which resulted in net negative product sales for the period. We based this reserve on estimated current wholesaler inventory levels compared to projected demand until product expiration.

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment is comprised of the following:

	As of
	September 30, 2004	December 31, 2003
	(unaudited)
	(amounts in thousands)
Manufacturing equipment and leaseholds	$12,940	$12,249
Machinery and equipment	3,688	3,469
Leasehold improvements	568	1,142
Computer software and hardware	591	509

	17,787	17,369
Less accumulated depreciation.	(3,219)	(2,125)

	$14,568	$15,244

Accounting for Facility Exit Costs

     In July 2004, the Company entered into a long-term agreement to lease a 33,000 square foot facility in Malvern, Pennsylvania, for the consolidation and expansion of corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options. Standard annual escalation rental rates are in effect during the initial lease term. With advance notice, the Company also has an option to lease adjoining space of 17,000 square feet, which could be built out for future manufacturing needs.

     The Company applied the principles of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for contract termination costs and associated costs that will continue to be incurred under the operating lease expiring on October 31, 2006 related to the former corporate offices located at Columbia, Maryland. The Company recorded a liability of $252,000 as of September 30, 2004 for the difference between the fair value of the remaining lease payments, reduced by current estimated sublease rentals that could be reasonably obtained and included in facility exit costs the corresponding expense.

     The Company applied the principles of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and APB Opinion No. 20, Accounting Changes, in writing off the remaining useful lives of the leasehold assets relating to the Columbia facility. As of September 30, 2004, $471,000 was included in facility exit costs associated with the moving of corporate offices.

     These expenses are included within the facility exit costs line item in the accompanying Statement of Operations.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

     Goodwill principally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the value of the identifiable net assets acquired is recorded as goodwill. Other intangible assets are the result of product acquisitions, non-compete arrangements, and internally-discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years. Amortization expense was $235,000 and $164,000 for the three months ending September 30, 2004 and 2003, respectively, and $562,000 and $492,000 for the nine months ending September 30, 2004 and 2003, respectively.

     As of September 30, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2004			As of December 31, 2003
		(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill, net
Goodwill-Fielding acquisition	$35,590	$(2,449)	$33,141	$35,590	$(2,449)	$33,141

Other intangible assets, net
Acquisition	$148	$(148)	$0	$148	$(131)	$17
ESTRASORB rights	2,719	(76)	2,643	—	—	—
AVC product acquisition	3,332	(1,785)	1,547	3,332	(1,428)	1,904
Patents	2,525	(1,248)	1,277	2,525	(1,136)	1,389

	$8,724	$(3,257)	$5,467	$6,005	$(2,695)	$3,310

Stock-Based Compensation

     The Company applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for stock options issued to its employees, which generally does not require that options granted to employees be expensed. Had the Company applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options, its net loss for the three months and nine months ending September 30, 2004 and 2003 would have increased as follows:

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net loss, as reported	$(2,657)	$(3,361)	$(15,631)	$(14,190)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,272)	(813)	(3,911)	(2,523)

Pro forma net loss	$(3,929)	$(4,174)	$(19,542)	$(16,713)

Net loss per share:
Basic and diluted - as reported	$(.07)	$(0.11)	$(.43)	$(.49)
Basic and diluted - pro forma	$(.10)	$(0.14)	$(.54)	$(.58)

     These pro forma amounts are not necessarily indicative of the future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years. The Financial Accounting Standards Board has indicated it will likely require that companies expense employee options in the future, but it has not yet finalized the timing or methods for such a change.

     In September 2004, the Company granted stock options to purchase 26,450 shares to two consultants as compensation for services through the end of October 2004. For the three months ended September 30, 2004, $25,000 of non-cash stock compensation expense was included in sales and marketing expense, which represents the fair value of the grants as of that date.

Sales and Issuance of Common Stock

     During the nine months ended September 30, 2004, the Company received proceeds of approximately $369,000 related to the exercise of common stock options.

     See Significant Transactions during the Quarter for a discussion of stock issuances.

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions

     In March 2002, pursuant to our Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,479,268. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes are payable upon the earlier to occur of the following: (i) payable in full upon the date on which the director ceases for any reason to be a director of the Company, (ii) payable in part to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007.

     In April 2002, we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, the brokerage firm may demand payment from the Company. As of September 30, 2004 and December 31, 2003, the Company has not recorded any liability on its balance sheet related to this guarantee as we believe the possibility of required payment by the Company to be unlikely.

     In August 2004, the Company approved the payment of $75,000 to one of its directors as compensation for services as an advisor for the King Transaction and related financing (See Significant Transactions during the Quarter).

Significant Transactions during the Quarter

     Cancellation of Agreements with King Pharmaceuticals, Inc — (the King Transaction)

     In July 2004, King Pharmaceuticals, Inc. and the Company mutually agreed to terminate several license agreements and a co-promotion agreement for ESTRASORB. The transaction included the return to Novavax of all rights worldwide for ESTRASORB, as well as all rights to other women’s health products that we may successfully develop utilizing our micellar nanoparticle technology. The transaction also included the redemption of $40,000,000 of the Company’s convertible notes held by King. Additionally, we hired 50 members of King’s women’s health sales force to provide competitive sales force coverage. As part of the transaction we paid King a net of $14,000,000 in cash and issued King 3,775,610 shares of common stock, which at the time of closing were valued at approximately $18,123,000.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The King Transaction resulted in a gain on the redemption of convertible notes held by King of $11,162,000. This gain was determined based on the fair value of the convertible notes plus accrued interest as of the transaction date compared to the notes’ total book value. In addition, an intangible asset for ESTRASORB rights of $2,719,000 was recorded, which represents the difference between assets and liabilities acquired or written off, the net cash paid in the transaction, the common stock issued and transaction fees and expenses. The intangible asset for ESTRASORB rights is being amortized using the straight line method over the remaining patent life of nine years and ten months for ESTRASORB. Deferred financing costs of $351,000 relating to these convertible notes held by King and deferred revenue of $2,250,000 relating to previous licensing fees for ESTRASORB, were also written off.

Private Placements of Senior Convertible Notes and Common Stock

     Concurrent with the King Transaction, in July 2004 the Company also entered into definitive agreements for the private placement of $35,000,000 principal amount of senior convertible notes to a group of institutional investors. The notes carry a 4.75% coupon, payable semi-annually, mature in five years and are generally convertible into shares of common stock at $6.15 per share. From the third anniversary of the issue date of the notes, and subject to certain conditions, the Company shall have the right to effect a mandatory conversion of the notes if the weighted average price of shares of common stock exceeds 175% of the conversion price as of the issue date for each of 15 trading days out of any 30 consecutive trading days. Note holders shall have the right to require the Company to redeem all or a portion of the notes if the weighted average price of shares of common stock for each of 30 trading days out of 40 consecutive trading days prior to either the third or fourth anniversary of the issue date of the notes is less than the then applicable conversion price of the Company’s common stock. Provided, however, that a holder’s right to effect this optional redemption will not apply if certain revenue targets for Estrasorb are achieved.. In addition, the Company issued 952,381 shares of common stock at $5.25 per share, for gross proceeds of $5,000,000, to an additional accredited investor. Aggregate gross proceeds of the notes and common stock issuances were $40,000,000.

     As a result of both of these transactions, the Company incurred $3,354,000 of transaction expenses, which increased the intangible asset for ESTRASORB rights by $1,010,000 (included in the total intangible asset for ESTRASORB rights of $2,719,000), decreased additional paid-in capital by $287,000, and increased deferred financing costs by $2,057,000. The deferred financing costs are being amortized over the life of the convertible notes. During the three months ended September 30, 2004, $81,000 amortization was included in interest expense.

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

     Such factors include, among other things, the following: general economic and business conditions; competition; unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to establish and maintain commercial-scale manufacturing capabilities; ability to enter into future collaborations with industry partners; results of clinical studies; progress of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced herein.

     All forward-looking statements contained in this quarterly report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Recent Developments

     In July 2004, we announced that we had agreed with King Pharmaceuticals, Inc. to terminate several license agreements and our co-promotion agreement for ESTRASORB (the “King Transaction”), which enabled us to obtain all rights worldwide for the product, as well as all rights to other women’s health products that we may successfully develop utilizing our micellar nanoparticle technology. As part of the transaction, we issued common shares to King and redeemed all of the $40.0 million of convertible notes held by King.

     Additionally, we originally hired 50 members of King’s women’s health sales force and have a current sales force of approximately 120 to provide competitive sales force coverage for ESTRASORB, as well as our other women’s health products. In return for the redemption of the notes and the termination of the license and co-promotion agreements, we paid King a net of $14.0 million in cash and issued King 3,775,610 shares of our common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The King Transaction resulted in a gain on the redemption of debt of $11.2 million. This gain was determined based on the fair value of the convertible notes plus accrued interest as of the transaction date compared to the notes’ total book value. In addition, an intangible asset for ESTRASORB rights of $2.7 million was recorded, which represents the difference between assets and liabilities acquired or written off, the net cash paid in the transaction, the common stock issued and transaction fees and expenses. The intangible asset for ESTRASORB rights is being amortized over the patent life for ESTRASORB.

     Concurrent with the King Transaction, in July 2004 the Company also entered into definitive agreements for the private placement of $35,000,000 principal amount of senior convertible notes to a group of institutional investors. The notes carry a 4.75% coupon, payable semi-annually, mature in five years and are generally convertible into shares of common stock at $6.15 per share. From the third anniversary of the issue date of the notes, and subject to certain conditions, the Company shall have the right to effect a mandatory conversion of the notes if the weighted average price of shares of common stock exceeds 175% of the conversion price as of the issue date for each of 15 trading days out of any 30 consecutive trading days. Note holders shall have the right to require the Company to redeem all or a portion of the notes if the weighted average price of shares of common stock for each of 30 trading days out of 40 consecutive trading days prior to either the third or fourth anniversary of the issue date of the notes is less than the then applicable conversion price of the Company’s common stock. Provided, however, that a holder’s right to effect this optional redemption will not apply if certain revenue targets for Estrasorb are achieved. In addition, the Company issued 952,381 shares of common stock at $5.25 per share, for gross proceeds of $5,000,000, to an additional accredited investor. Aggregate gross proceeds of the notes and common stock issuances were $40,000,000.

     As a result of both of these transactions, we incurred $3.4 million of transaction expenses, which increased the intangible asset for ESTRASORB rights by $1.0 million (included in the total intangible asset of ESTRASORB rights of $2.7 million) decreased additional paid in capital by $0.3 million, and increased deferred financing costs by $2.1 million. The deferred financing costs will be amortized to interest expense over the life of the convertible notes.

     In July 2004, we also entered into an agreement to lease a 33,000 square foot facility in Malvern, Pennsylvania, for the consolidation and expansion of corporate headquarters and to address the need for additional product development facilities. We moved out of our facility in Columbia, Maryland and into this new facility in September 2004. This facility move follows other facility consolidation efforts which began at the end of last year. By the end of this year, we plan to have consolidated from six to four facilities, with our manufacturing in Philadelphia, PA, vaccine development in Rockville, MD, corporate headquarters and product development in Malvern, PA, and a research lab in Pacific Grove, CA.

MANAGEMENT‘S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In July 2004, we announced that the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, had cancelled its five-year contract with the Company for the development of human immunodeficiency virus (HIV) vaccine candidates due to programmatic considerations for “the government’s convenience.” We had been the prime contractor, with Emory University, Tulane University, and the University of Pittsburgh as subcontractors. The cancellation is not expected to have a material financial impact and we expect to recover costs incurred to date in association with this contract. We also have a second HIV vaccine program funded by the NIH which was not impacted by this event.

Overview

     Novavax is a fully-integrated specialty biopharmaceutical company focused on the research, development and commercialization of products utilizing our proprietary drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases.

     We currently market, sell and distribute a line of prescription pharmaceutical and prenatal vitamins including our newly marketed product, ESTRASORB, the first topical emulsion for estrogen therapy, through our national sales force. We completed the build-out of a manufacturing facility for ESTRASORB earlier in the year and are in full commercial manufacturing. In addition, we are conducting research and development on preventative vaccines and proteins, developing new products using our drug delivery technology, expanding our management team to meet our strategic objectives and expanding and consolidating our facilities.

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

     The approval by the Food and Drug Administration of ESTRASORB and the subsequent launch of the product have been major milestones for Novavax and have presented us with numerous current and future opportunities and challenges. In addition, we recently reacquired the worldwide rights to ESTRASORB from King Pharmaceuticals (See Recent Developments). To grow commercial sales of ESTRASORB worldwide, to internally develop products and identify partners for future products using our drug delivery vehicles, we are continuing to focus our efforts and financial resources on:

•	The further development of marketing plans and programs to effectively compete in the highly competitive estrogen therapy market,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The expansion and training of our sales force,

•	The manufacture of ESTRASORB at increasing commercial quantities and improved gross margins,

•	The identification and selection of worldwide partners for sales of ESTRASORB,

•	The internal or partnered identification and development of future product candidates, and

•	The recruitment of management and key personnel.

     We believe the approval by the Food and Drug Administration of ESTRASORB has and will continue to provide us with access to capital and human resources previously were difficult to obtain. Following the approval of ESTRASORB, we raised approximately $27.7 million in November 2003 through the public offering of 4,500,000 shares of common stock, and in July 2004 we raised approximately $40.0 million through the private placement of $35.0 million of convertible notes and the issuance of $5.0 million of common stock (See Recent Developments). We may decide, or be required, to obtain additional financing, depending on the success of ESTRASORB and our marketing programs, the realization of our strategic objectives, and our success in identifying and developing product development candidates. Over the past year we have added key senior management personnel in the areas of sales, marketing, human resources, vaccine development, manufacturing and drug delivery product development, and we will continue to expand our senior management team as well as add key employees. We will also continue to dedicate significant financial and human resources to create awareness about ESTRASORB and our unique drug delivery system.

     In 2002, we entered into an agreement with Cardinal Health, Inc. to lease a 24,000 square foot facility within its existing facility in Philadelphia, PA. Earlier in 2004 we completed the build-out of this facility to our specifications, installed the manufacturing equipment to accommodate commercial production of ESTRASORB, and began full commercial manufacturing of the product in the second quarter of 2004. This facility was designed to be able to produce commercial quantities that we believe could meet our marketing requirements for the next two to three years. However, due to the fixed costs associated with building and maintaining a facility for full capacity, until our production requirements reach higher levels, our costs of goods sold will be higher than industry averages. We believe we can significantly lower our costs of goods for ESTRASORB per unit and improve our margins as we increase production quantities and manufacturing efficiencies. In addition, we have already begun to design alternative packaging solutions to streamline production and attempt to lower costs of production.

     While a significant portion of our efforts will be placed on the commercial sale of ESTRASORB and the development of future pharmaceutical products utilizing our proprietary platform delivery systems, we will continue to support and market our existing line of women’s health products and look for opportunities to expand our products though the acquisition or further development of our prenatal vitamin line. In addition, our vaccine group continues to conduct research and development on preventative and therapeutic vaccines and proteins for a variety of infectious diseases, including smallpox, HIV, influenza, and E-selectin tolerogen for the prevention of strokes.

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

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2003, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Three months ended September 30, 2004 (“2004”) compared to the three months ended September 30, 2003 (“2003”): (In thousands)

Revenues:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Vitamins (1)	$(1,018)	$2,417	$(3,435)	-142%
Gynodiol	(18)	600	(618)	-103%
AVC Cream	15	514	(499)	-97%
ESTRASORB	248	—	248	100%
Other	109	116	(7)	-6%

Total product sales (1)	(664)	3,647	(4,311)	-118%
Contract research	653	560	93	17%
Milestone and licensing fees	—	62	(62)	-100%

	$(11)	$4,269	$(4,280)	-100%

     (1) Includes a reserve in 2004 for anticipated returns of $1.3 million

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues for 2004 consisted of product sales of $(0.7) million, compared to $3.6 million in 2003; contract revenues of $0.7 million, compared to $0.6 million in 2003; and milestone and licensing fees of zero in 2004, compared to $0.1 million in 2003. Total revenues for the three months ended September 30, 2004 were ($11) thousand, as compared to $4.3 million for 2003, a $4.3 million or 100% decrease. The reason for this net decrease is attributable to a variety of factors including:

•	An overall reduction in sales of prenatal vitamins, Gynodiol and AVC Cream, as well as increased returns for these products. We feel the low sales orders and the high volume of returns from our customers are primarily due to their orders in late 2002 and 2003, which could not anticipate the future effects of generic and new product competition on their inventory requirements.

•	A non-recurring reserve of $1.3 million for anticipated returns of vitamins negatively impacted by generic competition. We based this reserve on estimated current wholesaler inventory levels compared to projected demand until product expiration.

•	A backorder of approximately $0.3 million for our prenatal vitamin, Novanatal.

     These decreases were partially offset by a $0.2 million increase in sales of ESTRASORB. The commercial launch of ESTRASORB occurred during the quarter ended June 30, 2004 and initial shipments to wholesalers were $1.5 million in June 2004. These wholesalers were working down their stock and sales during the quarter ended September 30, 2004 were not anticipated to be at the initial level.

Operating costs and expenses:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Cost of sales	$364	$761	$(397)	-51%
Research and development	1,552	2,554	(1,002)	-39%
Selling and marketing	8,931	2,003	6,928	346%
General and administrative	1,901	1,911	(10)	-1%
Facility exit costs	723	—	723	100%
Gain on redemption of debt	(11,162)	—	(11,162)	100%

	$2,309	$7,229	$(4,920)	-68%

     Cost of sales decreased to $0.4 million in 2004, compared to $0.8 million in 2003. The decrease was primarily due to the decrease in total revenues for the three months ended September 30, 2004 compared to 2003. In addition, ESTRASORB, which was not sold in 2003, currently carries a higher cost of sales than our other products. In the initial periods of ESTRASORB production, the cost of sales percentages are, and will continue to be, unusually high until we increase production volumes to offset the fixed costs and depreciation related to the build-out of the manufacturing facility, facility costs and the minimum number of personnel required to manufacture the product. We are also working to design alternative packaging solutions to further streamline production and lower costs of production in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Research and development costs decreased from $2.6 million in 2003 to $1.6 million in 2004, or 39%. The decrease of $1.0 million was due to manufacturing start-up costs in 2003 being accounted for in the research and development category until April 2004. The 2003 manufacturing costs were incurred to prepare and validate the facility for GMP and FDA compliance and not to build inventory. Beginning in April 2004, manufacturing costs have been included in cost of sales and inventory.

     Selling and marketing costs were $8.9 million in 2004 compared to $2.0 million in 2003. The increase of $6.9 million, or 346%, was primarily due to the marketing costs related to the initial product launch advertising and promotion for ESTRASORB as well as increases in sales and marketing personnel compared to 2003. In addition, the termination of our co-promotion agreement with King in July 2004 which at the time resulted in the addition of 50 sales personnel and our assuming full responsibility for marketing costs for the product.

     General and administrative costs were $1.9 million in 2004 compared to $1.9 million in 2003. Increases in accounting fees related to the implementation of internal control evaluation and reporting procedures as required by the Sarbanes-Oxley Act of 2002, and investor relations activities in 2004 were offset by decreases in legal fees. We expect that general and administrative expenses will exceed previous quarterly levels throughout 2004 and early 2005 as we continue to expand our infrastructure to support overall corporate increases in sales, production and headcount.

     A one time charge for facility exit costs of $0.7 million was recorded in 2004. As previously described, in September we moved to Malvern, Pennsylvania for the consolidation and expansion of corporate headquarters and product development activities. We vacated our facility in Columbia, Maryland and recorded a liability of $0.2 million for contract termination costs and wrote-off the net value of the Columbia leasehold assets of $0.5 million.

     We recorded a one time gain on the redemption of debt of $11.2 million in 2004 related to the King Transaction. (See Recent Developments)

Interest Income/(Expense):

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$93	$35	$58	166%
Interest expense	(430)	(436)	(6)	-1%

	$(337)	$(401)	$64	16%

     Net interest expense was $0.3 million for 2004 compared to $0.4 million in 2003. The primary expense for both periods was $0.4 million of interest per quarter on $40.0 million of convertible notes payable to King, which were redeemed in July 2004 and $35 million of new convertible notes issued in July 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loss:

	2004	2003	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(2,657)	$(3,361)	$(704)	-21%

Net loss per share	$(.07)	$(.11)	$(.04)	-45%

Weighted shares outstanding	38,577,458	30,134,586	8,442,872	28%

     Net loss for 2004 was $2.7 million or $(.07) per share, as compared to $3.4 million or $(.11) per share for 2003, a decrease of $0.7 million, or $.04 per share. The decrease is due to the gain on redemption of debt of $11.2 million, offset by a decrease in revenues of $4.3 million, $0.7 million for facility exit costs and an increase in other operating expenses of $5.5 million, all previously discussed.

Nine months ended September 30, 2004 (“2004”) compared to the nine months ended September 30, 2003 (“2003”): (In thousands)

Revenues:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Vitamins (1)	$1,090	$4,064	$(2,974)	-73%
Gynodiol	594	1,334	(740)	-55%
AVC Cream	445	748	(303)	-41%
ESTRASORB	1,729	—	1,729	100%
Other	332	362	(30)	-8%

Total product sales (1)	4,190	6,508	(2,318)	-36%
Contract research	1,899	1,017	882	87%
Milestone and licensing fees	125	212	(87)	-41%

	$6,214	$7,737	$(1,523)	-20%

     (1) Includes a reserve in 2004 for anticipated returns of $1.3 million.

     Revenues for 2004 consisted of product sales of $4.2 million, compared to $6.5 million in 2003; contract revenues of $1.9 million, compared to $1.0 million in 2003; and milestone and licensing fees of $0.1 million in 2004, compared to $0.2 million in 2003. Total revenues for 2004 were $6.2 million, as compared to $7.7 million for 2003, a $1.5 million or 20% decrease. Of the total decrease in revenues, product sales accounted for $2.3 million. The reason for this net decrease is primarily due to:

•	An overall reduction in sales of prenatal vitamins, Gynodiol and AVC Cream, as well as increased returns for these products. We feel the lower sales orders and the high volume of returns from our customers are primarily due to wholesaler orders in late 2002 and 2003, which could not anticipate the future effects of generic and new product competition on their inventory requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	A non-recurring reserve of $1.3 million taken in the third quarter of 2004 for anticipated returns of vitamins negatively impacted by generic competition. We based this reserve on current estimated wholesaler inventory levels compared to projected demand until product expiration.

     These decreases were offset by a $1.7 million increase in sales of ESTRASORB during 2004. The commercial launch of ESTRASORB occurred during the quarter ended June 30, 2004 and initial shipments to wholesalers were $1.5 million in June 2004.

Operating costs and expenses:

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Cost of sales	$2,128	$1,384	$744	54%
Research and development	5,828	7,713	(1,885)	-24%
Selling and marketing	17,261	6,073	11,188	184%
General and administrative	5,992	5,561	431	8%
Facility exit costs	723	—	723	100%
Gain on redemption of debt	(11,162)	—	(11,162)	100%

	$20,770	$20,731	$39	0%

     Cost of sales increased to $2.1 million in 2004, compared to $1.4 million in 2003, despite the decrease in product sales of $2.3 million. The $0.7 million increase was due to the launch and sale of ESTRASORB in the second quarter of 2004. ESTRASORB accounted for 41% of net product sales and carries a higher cost of sales than our other products. In the initial periods of ESTRASORB production, the cost of sales percentages have been and will be unusually high until we increase production volumes to offset the fixed costs and depreciation related to the build-out of the manufacturing facility, facility costs and costs associated with the minimum number of personnel required to manufacture the product. We are also working to design alternative packaging solutions to further streamline production and lower costs of production. High volume of returns for our products other than ESTRASORB has also negatively affected our margins.

     Research and development costs decreased from $7.7 million in 2003 to $5.8 million in 2004. The decrease of $1.9 million, or 24%, was due to manufacturing start-up costs in 2003 being accounted for in the research and development category until April 2004. The 2003 manufacturing costs were incurred to prepare and validate the facility for GMP and Food and Drug Administration compliance and not to build inventory. Beginning in April 2004, manufacturing costs have been included in cost of sales and inventory.

     Selling and marketing costs were $17.3 million in 2004 compared to $6.1 million in 2003. The increase of $11.2 million, or 184%, was primarily due to the 2004 marketing costs related to the initial product launch advertising and promotion for ESTRASORB, as well as increases in sales and marketing personnel compared to 2003. In addition, the termination of our co-promotion agreements with King in July 2004 which, at that time, resulted in the addition of 50 sales personnel and our assumption of full responsibility for all marketing costs for the product.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General and administrative costs were $6.0 million in 2004 compared to $5.6 million in 2003. The $0.4 million increase is primarily due to increased investor relations activities related to the launch of ESTRASORB and increased accounting fees related to the implementation of internal control evaluation and reporting procedures as required by the Sarbanes-Oxley Act of 2002. We expect that general and administrative expenses will continue to exceed previous quarterly levels throughout 2004 and into 2005 as we continue to expand our infrastructure to support overall corporate increases in sales, production and headcount.

     A one time charge for facility exit costs of $0.7 million was recorded in 2004. As previously described, in September we moved to Malvern, Pennsylvania for the consolidation and expansion of corporate headquarters and product development activities. We vacated our facility in Columbia, Maryland and recorded a liability of $0.2 million for contract termination costs and wrote-off the net value of the Columbia leasehold assets of $0.5 million.

     We recorded a one time gain on the redemption of debt of $11.2 million in 2004 related to the King Transaction (See Recent Developments).

Interest Income/(Expense):

	2004	2003	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$238	$111	$127	114%
Interest expense	(1,313)	(1,307)	6	0%

	$(1,075)	$(1,196)	$121	10%

     Net interest expense was $1.1 million in 2004 compared to $1.2 million in 2003. Interest expense remained relatively unchanged for both periods. The King notes were redeemed in July 2004 and the Company issued new convertible notes. The increase in interest income in 2004 was due to higher average cash balances.

Net loss:

	2004	2003	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(15,631)	$(14,190)	$1,441	10%

Net loss per share	$(.43)	$(.49)	$(.06)	-12%

Weighted shares outstanding	36,040,465	29,045,982	6,994,483	24%

     Net loss for 2004 was $15.6 million or $(.43) per share, as compared to $14.2 million or $(.49) per share for 2003, an increase of $1.4 million and a decrease in net loss per share of $.06. The increase of net loss is the result of decreased revenues of $1.5 million, increased operating expenses of $11.0 million and $0.7 million of facility exit costs, offset by the gain on the redemption of debt of $11.2 million, all previously described.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Our capital requirements depend on numerous factors, including but not limited to product sales and returns, the ability to gain market share for ESTRASORB, the marketing and manufacturing costs related to the commercialization of ESTRASORB, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our development of commercialization activities and arrangements. We plan to have multiple products in various stages of product development and we believe our research and development as well as selling, marketing and general administrative expenses and capital requirements will continue to increase. Future activities, including the expansion of sales and marketing personnel and programs, increases in commercial-scale manufacturing capabilities, and product development are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.

Nine months ending
September 30, 2004
(in thousands)
Summary of Cash Flows:	(unaudited)
Net cash (used) provided by:
Operating activities	$(20,704)
Investing activities	(1,427)
Financing activities	22,001

Net change in cash and cash equivalents	(130)
Beginning cash and cash equivalents	27,633

Ending cash and cash equivalents	$27,503

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cash and cash equivalents were $27.5 million at September 30, 2004, a decrease of $0.1 million from the December 31, 2003 balance of $27.6 million. The King Transaction and the financings in July, as previously discussed, added over $23.2 million to our cash balance, reduced our debt by $5.0 million and extended our debt terms. Of the $0.1 million of cash used in the first nine months of 2004, $20.7 million was used for operating activities, $1.4 million for investing activities and a net $22.1 million was obtained from financing activities. Operating activities consisted of the net loss of $15.6 million, as previously discussed, non-cash activities of $(8.0) million, including the $11.2 million gain on the redemption of debt, offset by $3.0 million of net changes in balance sheet accounts. Cash used in investing activities consisted primarily of capital expenditures associated with the validation of our manufacturing facility for ESTRASORB and $0.4 million of costs for the new corporate office leasehold improvements (See Recent Developments). In the future, we expect similar or even greater cash needs as we anticipate additional hires for production, sales and marketing, as well as increased marketing costs for ESTRASORB, particularly in light of the termination of our co-promotion agreements with King. Additionally, as we approach full production capacity, increased inventory needs will reduce our operating funds. Working capital was $24.6 million at September 30, 2004 compared to $27.1 million at December 31, 2003. The decrease in working capital of $2.5 million was primarily due to the $20.7 million used for operating activities, offset by the new cash of $23.2 million from the King and financing transactions in July of this year.

     As noted in the Overview, we received FDA approval for ESTRASORB in October 2003 and the commercial launch of ESTRASORB occurred in the second quarter of 2004. During 2004, we have incurred and will continue to incur substantial selling, marketing and manufacturing expenses associated with the initial year of commercial production, including recruiting and retaining personnel and developing marketing programs necessary for the sales of ESTRASORB. We did not receive any receipts from product sales of ESTRASORB until a few months after the initial shipments, and our 2004 sales for ESTRASORB and subsequent cash receipts will not offset the 2004 expenses discussed above. In addition to the costs related to ESTRASORB, we will incur increasing costs in 2004 and 2005 to build our organization and to develop our other product candidates that will utilize our drug delivery technology.

     The Company may continue to pursue raising capital through the public or private sale of securities of the Company. There can be no assurance that we will be able to raise additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. If we are unable to raise additional capital, we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our sales force, reduce or defer our marketing expenses, or reduce general and administrative infrastructure. Based on our assessment of the availability of capital and the above described actions, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate resources for the next 9-12 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes during the period from the end of our last fiscal year through September 30, 2004 to the information concerning the Company’s quantitative and qualitative disclosures about market risk set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC.

Item 4. Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that such officers are provided in a timely manner with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

     Item 1 — Legal Proceedings

The Company is not a party to any material pending legal proceedings.

     Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     The Company entered into agreements with respect to two financing transactions during the quarter ended September 30, 2004, one of which closed on July 16, 2004 and the other on July 19, 2004. With respect to the former, the Company issued 952,381 shares of its common stock to an accredited investor at a price of $5.25 per share in reliance on the safe harbor afforded by Regulation D promulgated under the Securities Act of 1933, as amended. With respect to the latter, the Company entered into agreements for the private placement of $35.0 million principal amount of senior convertible notes to a group of institutional investors, also in reliance on Regulation D. The Company later registered both the shares of common stock and convertible notes issued in these transactions on separate Form S-3 registration statements, both of which became effective in August 2004.

     During the period to which this quarterly report relates, the Company also entered in to an Exchange Agreement and Termination Agreement with King Pharmaceuticals, Inc. to, among other things, terminate several licenses and the co-promotion agreement between the Company and King. In connection with the King Transaction, the Company redeemed all of the convertible notes held by King in the aggregate principal amount of $40 million. The Company paid a net of $14.0 million in cash and issued 3,775,610 shares of its common stock, valued at approximately $18.1 million at closing, to King in reliance on Regulation D in connection with the King Transaction, which closed on July 19, 2004. The shares of common stock so issued to King were subsequently registered by the Company on a Form S-3 registration statement, which became effective in August 2004.

     See Significant Transactions during the Quarter in the notes to the financial statements included herewith as well as the “Recent Developments” section of our Management’s Discussion and Analysis for further discussion of these transactions.

     Item 3 — Defaults upon Senior Securities

Not applicable.

     Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable

     Item 5 — Other Information

Not applicable.

     Item 6 — Exhibits

10.1	Common Stock Purchase Agreement, dated as of July 16, 2004 between Novavax, Inc. and Joseph R. Gregory. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed July 19, 2004)

10.2	Securities Purchase Agreement, dated as of July 16, 2004 between Novavax, Inc. and Smithfield Fiduciary LLC, SF Capital Partners LTD, Portside Growth and Opportunity Fund, Winchester Global Trust Company Limited as Trustee for Caduceus Capital Trust, Caduceus Capital II, L.P., UBS Eucalyptus Fund, L.L.C., PW Eucalyptus Fund, LTD., HFR SHC Aggressive Fund, Finsbury Worldwide Pharmaceutical Trust and Deutsche Bank AG London. (Incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K, filed July 19, 2004)

10.3	Form of Senior Convertible Note. (Incorporated by reference to Exhibits 99.4 to the Company’s current report on Form 8-K, filed July 19, 2004)

10.4	Exchange Agreement, dated July 16, 2004, between Novavax, Inc., King Pharmaceuticals, Inc. and Parkedale Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s current report on Form 8-K, filed July 19, 2004)

10.5	Termination Agreement, dated as of July 16, 2004 among King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and Novavax, Inc. (Incorporated by reference to Exhibit 99.6 to the Company’s current report on Form 8-K, filed July 19, 2004)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nelson M. Sims, President and Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dennis W. Genge, Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC.
(Registrant)

Date: November 8, 2004	By: /s/ Dennis W. Genge
Dennis W. Genge
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)