Form 10-K/A
period 2004-12-31
NOVAVAX INC
filed 2005-03-15
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2004 in connection with the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

EXPLANATORY NOTE

On March 15, 2005, Novavax, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Annual Report”). The purpose of this amendment to the Annual Report is to include the signature of the Company’s independent registered public accounting firm, Ernst & Young LLP, on such firm’s Report of Independent Registered Public Accounting Firm relating to the Company’s financial statements appearing on page F-2 of the Annual Report as well as the Consent of Independent Registered Public Accounting Firm appearing on Exhibit 23 which signature was inadvertently omitted in the original filing of the Annual Report. The Form 10-K is being filed in its entirety. Novavax has not made any other changes to the Form 10-K.

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