Form 10-Q
period 2005-03-31
NOVAVAX INC
filed 2005-05-10
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No.
March 31, 2005	0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

508 Lapp Road, Malvern, PA	19355

(Address of principal executive offices)	(Zip code)

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

Shares of Common Stock Outstanding at May 6, 2005: 39,807,724

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended March 31, 2005

i

Part I. Financial Information
Item 1. Financial Statements

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,202	$17,876
Trade accounts receivable, net of allowance for doubtful accounts of $773 and $752 as of March 31, 2005 and December 31, 2004, respectively	626	827
Inventory, net	2,372	3,464
Prepaid expenses and other current assets	1,373	1,770

Total current assets	13,573	23,937
Property and equipment, net	13,447	14,147
Goodwill, net	33,141	33,141
Other intangible assets, net	4,832	5,048
Other non current assets	1,585	1,720

Total assets	$66,578	$77,993

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518	$3,242
Accrued expenses	3,680	4,140
Current portion of capital lease obligations and other liabilities	932	1,194

Total current liabilities	6,130	8,576

Convertible notes	35,000	35,000
Deferred rent	166	166
Non-current portion of capital lease obligations and other liabilities	887	970

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 39,807,724 shares issued and 39,553,876 outstanding	398	398
Additional paid-in capital	167,496	167,496
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(139,606))	(130,720)
Treasury stock, 253,848 shares, cost basis	(2,413)	(2,413)

Total stockholders’ equity	24,395	33,281

Total liabilities and stockholders’ equity	$66,578	$77,993

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues:
Net product sales	$719	$2,197
Contract research and development	243	960
Milestone and licensing fees	—	63

Total revenues	962	3,220

Operating costs and expenses:
Cost of products sold	1,979	263
Research and development	1,222	3,047
Selling and marketing	4,057	2,774
General and administrative	2,121	2,032

Total operating costs and expenses	9,379	8,116

Loss from operations	(8,417)	(4,896)

Interest expense, net	(469)	(362)

Net loss	$(8,886)	$(5,258)

Basic and diluted loss per share	$(0.22)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	39,553,876	34,722,402

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Operating Activities:
Net loss	$(8,886)	$(5,258)
Reconciliation of net loss to net cash used in operating activities:
Amortization	216	164
Depreciation	708	484
Provision for bad debts	21	43
Amortization of deferred financing costs	103	26
Deferred rent	—	8
Deferred revenue	—	(63)
Facility exit costs	(38)	—
Changes in operating assets and liabilities:
Trade accounts receivable	180	(401)
Inventory	1,092	(17)
Prepaid expenses and other assets	397	(79)
Accounts payable and accrued expenses	(2,184)	224
Other non current assets	32	(22)

Net cash used in operating activities	(8,359)	(4,891)

Investing Activities:
Capital expenditures	(8)	(587)

Net cash used in investing activities	(8)	(587)

Financing Activities:
Principal payments of capital lease obligations	(307)	(334)
Net proceeds from sales of common stock	—	64

Net cash used in financing activities	(307)	(270)

Net change in cash and cash equivalents	(8,674)	(5,748)
Cash and cash equivalents at beginning of period	17,876	27,633

Cash and cash equivalents at end of period	$9,202	$21,885

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”), was incorporated in 1987, and is a fully integrated specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products focused on women’s health and infectious diseases. The Company sells, markets and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water nanoemulsions that the Company believes can be used as vehicles for delivery of a wide variety of drugs and other therapeutic products, including hormones. On October 9, 2003, the Company’s lead product candidate, ESTRASORB®, the first topical emulsion for estrogen therapy, was approved for marketing by the Food and Drug Administration (“FDA”). The FDA approved ESTRASORB for the treatment of moderate to severe vasomotor systems (hot flashes) associated with menopausal women. The Company believes ESTRASORB is competitively positioned to address the estimated $1.5 billion estrogen therapy market in the United States. Following FDA approval, the Company expanded its sales force and manufacturing capabilities and initiated marketing programs for the commercial introduction of ESTRASORB, which began in the second quarter of 2004. Since its launch, ESTRASORB prescription trends have not met the Company’s initial expectations. However, despite the slow start, ESTRASORB continues to be an important product and asset to the Company. Based on a detailed analysis of the effective optimization of the Company’s sales force, the Company decided to restructure and downsize its sales force, which was implemented in March 2005. In addition to its drug delivery technology, Novavax also conducts research and development on preventative vaccines and proteins for infectious diseases.

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

     The consolidated financial statements of Novavax for the three months ended March 31, 2005 and 2004 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. We suggest that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventories

     Inventories consist of raw materials, work-in-process and finished goods, are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	March 31, 2005	December 31, 2004
	(unaudited)
	(amounts in thousands)
Raw materials	$324	$351
Work-in-process	—	700
Finished goods	2,048	2,413

	$2,372	$3,464

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of product to our distributor has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales are to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to these customers at prices determined under contracts between the Company and the customer and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records the sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels and product prescription data and adjusts those reserves as product returns occur. The shipping and handling costs the Company incurs are included in cost of sales in its statements of operations.

     For up-front payments and licensing fees related to our contract research or technology, the Company defers and recognizes revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenue earned under current research contracts is recognized per the terms and conditions of such contracts for invoicing of costs incurred and defined milestones.

NOVAVAX, INC.
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

Property and Equipment

     Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight line method over the estimated useful lives of the assets, generally three to 10 years. Amortization of other leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the respective lease. Repairs and maintenance costs are expensed as incurred.

Property and equipment is comprised of the following:

	As of
	March 31, 2005	December 31,2004
	(unaudited)
	(amounts in thousands)
Machinery and equipment	$16,090	$16,082
Leasehold improvements	1,437	1,437
Computer software and hardware	480	480

	18,007	17,999
Less accumulated depreciation	(4,560)	(3,852)

	$13,447	$14,147

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Facility Exit Costs (continued):

     The Company applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for contract termination costs and associated costs that will continue to be incurred under the operating lease expiring on October 31, 2006 related to the Company’s former corporate offices located in Columbia, Maryland. For the year ended December 31, 2004, $252,000 was included in facility exit costs on the consolidated statement of operations, which represents the difference between the fair value of the remaining lease payments, reduced by current estimated sublease rentals that could be reasonably obtained.

A roll-forward of this liability is as follows:

		Non-
	Current	Current
	(in thousands)
Original amount expensed and set up as a liability	$151	$101
Lease payments applied to the liability	(28)	(24)

Balance as of December 31, 2004	123	77
Lease payments applied to the liability	(8)	(29)

Balance as of March 31, 2005	$115	$48

Goodwill and Other Intangible Assets

     Goodwill results from business acquisitions. Assets acquired and liabilities assumed are recorded at their estimated fair values; the excess of the purchase price over the value of the identifiable net assets acquired is recorded as goodwill. Other intangible assets are the result of product acquisitions, non-compete arrangements, and internally-discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years. Amortization expense was $216,000 and $164,000 for the three months ending March 31, 2005 and 2004, respectively.

     As of March 31, 2005 and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets (continued):

	As of March 31, 2005			As of December 31, 2004
		(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill, net
Goodwill- Company acquisition	$35,590	$(2,449)	$33,141	$35,590	$(2,449)	$33,141

Other intangible assets, net
Acquisition	$148	$(148)	$—	$148	$(148)	$—
ESTRASORB rights	2,514	(200)	2,314	2,514	(136)	2,378
AVC product acquisition	3,332	(2,023)	1,309	3,332	(1,904)	1,428
Patents	2,525	(1,316)	1,209	2,525	(1,283)	1,242

Total other intangible assets, net	$8,519	$(3,687)	$4,832	$8,519	$(3,471)	$5,048

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised) Share-Based Payment (“SFAS No. 123R”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS No. 123R must be adopted in the first annual financial reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006.

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation (continued):

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

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method permitted by APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

     This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. For the three months ended March 31, 2005 and 2004, the Company did not pay any taxes, therefore, there was no effect on operating cash flows for such excess tax deductions.

     Had the Company applied the fair value principles of SFAS No. 123, for its employee options, its net loss for the three months ending March 31, 2005 and 2004 would have increased as follows:

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation (continued):

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
	(Amounts in thousands, except per share data)
Net loss, as reported	$(8,886)	$(5,258)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(945)	(1,142)

Pro forma net loss	$(9,831)	$(6,400)

Net loss per share:
Basic and diluted – as reported	$(0.22)	$(0.15)
Basic and diluted – pro forma	$(0.25)	$(0.18)

     These pro forma amounts are not necessarily indicative of the future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.

Sales and Issuance of Common Stock

     There were no sales or issuances of common stock during the three months ended March 31, 2005.

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions

     On March 21, 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,478,602. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes are payable upon the earlier to occur of the following: (i) payable in full upon the date on which the director ceases for any reason to be a director of the Company, (ii) payable in part to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007. As of March 31, 2005 and December 31, 2004, accrued interest receivable related to the borrowing was $227,000 and $209,000, respectively.

     In addition, in April 2002, we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, the brokerage firm may demand payment from the Company. As of March 31, 2005 and December 31, 2004, the Company had not recorded any liability related to this guarantee as we believe the possibility of required payment by the Company to be unlikely.

Restructuring of the Sales Force

     On March 21, 2005, the Company implemented a measure to control expenses by reducing the size of its sale force. The Company anticipates the restructuring and realignment of the number of sales representatives will efficiently support the existing base of ESTRASORB prescribing physicians as well as cover high prescribing obstetricians and gynecologists for the Company’s other women’s health products.

     The total estimated cost to be incurred in connection with this restructuring is approximately $210,000. Included in this amount are one-time termination benefits of approximately $158,000, contract termination costs of approximately $40,000 and other associated costs of approximately $12,000, which are included in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding usage of cash, product sales, future product development and related clinical trials, and future research and development, including FDA approval. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements.

     Such factors include, among other things, the following: general economic and business conditions; competition; ability to enter into future collaborations with industry partners, including an ESTRASORB® licensing agreement; unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to establish and maintain commercial-scale manufacturing capabilities; results of clinical studies; progress of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity financing or otherwise; and other factors referenced herein.

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

     We currently market, sell and distribute a line of prescription pharmaceutical products and prenatal vitamins through our national sales force including our marketed product, ESTRASORB, the first topical emulsion for estrogen therapy. We completed the validation of the manufacturing facility for ESTRASORB in 2004 and are in full commercial manufacturing. In addition, we are conducting research and development on preventative vaccines and proteins and developing new products using our drug delivery technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our micellar nanoparticle (“MNP”) technology involves the use of patented oil and water nanoemulsions that we believe can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. We believe that our technology represents the first time that hormones, such as estrogen and testosterone, have been encapsulated and delivered. In October 2003, we received our first commercial product approval utilizing our MNP technology. ESTRASORB was approved by the FDA for the treatment of moderate to severe vasomotor symptoms associated with menopause. The commercial launch of ESTRASORB occurred in the second quarter of 2004.

     The approval by the FDA of ESTRASORB and the subsequent launch of the product have been major milestones for Novavax and have presented us with numerous current and future opportunities and challenges. In addition, in the third quarter of 2004 we reacquired the worldwide rights to ESTRASORB from King Pharmaceuticals, Inc. Since its launch, ESTRASORB prescription trends have not met our initial expectations. We attribute the slow start to the disruption of our marketing efforts as a result of the termination of the King relationship, the unanticipated simultaneous approval and launch of a competing product, the long lasting effects of the Women’s Health Initiative Study and an overall intensely competitive market. Despite the slow start, ESTRASORB is an important product and asset and we believe the product is being well accepted by the physicians who are prescribing it and the patients who are using it. In order to grow the commercial sales of ESTRASORB worldwide, to internally develop products, identify partners for ESTRASORB or future products using our drug delivery vehicles, and expand our total product lines, we are continuing to focus our efforts and financial resources on:

•	the effective optimization and sizing of our sales force resources;

•	the manufacture of ESTRASORB at improved gross margins;

•	the identification and selection of worldwide partners for sales of ESTRASORB;

•	the acquisition, marketing or co-promotion of new products;

•	the further development of marketing plans and programs to effectively compete in the highly competitive women’s health markets; and

•	the internal or partnered identification and development of future product candidates.

     Following the approval of ESTRASORB, we raised approximately $27.7 million in November 2003 through the public offering of 4,500,000 shares of common stock, and in July 2004 we raised approximately $40.0 million through the private placement of $35.0 million of convertible notes and the issuance of $5.0 million of common stock. We used $22.0 million of the $40.0 million raised to redeem $40.0 million of convertible notes held by King. We are actively seeking to obtain additional financing through product licensing or the sale of securities of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In 2002, we entered into an agreement with Cardinal Health, Inc. to lease a 24,000 square foot facility within its existing facility in Philadelphia, PA. We completed the validation of this facility and installation of the manufacturing equipment to accommodate commercial production of ESTRASORB early in 2004, and began full commercial manufacturing of the product in the second quarter of 2004. This facility was designed to be able to produce commercial quantities that we believe could meet our marketing requirements for over four to five years. However, due to the fixed costs associated with building and maintaining a facility for full capacity, until our production requirements reach higher levels, our costs of goods sold will be higher than industry averages. Cost of goods sold could be significantly reduced as we increase production quantities. We also believe there are further opportunities to lower cost of goods sold through other manufacturing efficiencies. In addition, we have already begun to design alternative packaging solutions to streamline production and further lower costs.

     While a significant portion of our efforts will continue to be placed on expanding commercial sales of ESTRASORB and the development of future pharmaceutical products utilizing our proprietary platform delivery systems, we will continue to support and market our existing line of women’s health products and look for opportunities to expand our product line though acquisitions, or further development and expansion of our prenatal vitamin line.

     We also conduct research and development on preventative vaccines and proteins for infectious diseases and cancers, and tolerogens to prevent the initiation and progression of stroke, heart attack and other inflammatory diseases. Currently, the major impetus is the development and exploitation of our core Virus-like particle (“VLP”) technology, while continuing advances of more traditional vaccines. VLPs are genetically-engineered particles that imitate the important three-dimensional structures of viruses but are composed of recombinant proteins and therefore are believed incapable of causing infection and disease. Our proprietary production technology employs insect cells rather than eggs. We believe the main advantage of insect cell technology is a more rapid production of a safe, effective, low-cost vaccine as compared with the labor-intensive egg-based process. Other key advantages of this technology are the ability to rapidly respond to emerging threats or new strains and the reduced risk of allergic reaction. Projects in development using our proprietary VLP technology include vaccines for HIV, SARS and pandemic and seasonal influenza. We are also developing E-selectin tolerogen for the prevention of secondary strokes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 3 in the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly-owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in the Company’s SEC filings, including but not limited to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Three months ended March 31, 2005 (“2005”) compared to the three months ended March 31, 2004 (“2004”): (In thousands)

Revenues:

	2005	2004	$ Change	% Change

	(unaudited)	(unaudited)
Product Sales:
Vitamins	$221	$1,454	$(1,233)	-85%
Gynodiol	39	375	(336)	-90%
AVC Cream	96	272	(176)	-65%
ESTRASORB	344	—	344	100%
Other	19	96	(77)	-80%

Total product sales	719	2,197	(1,478)	-67%
Contract research	243	960	(717)	-75%
Milestone and licensing fees	—	63	(63)	-100%

	$962	$3,220	$(2,258)	-70%

     Revenues for 2005 consisted of product sales of $0.7 million, compared to $2.2 million in 2004; contract revenues of $0.2 million in 2005, compared to $1.0 million in 2004; and milestone and licensing fees of zero in 2005, compared to $0.1 million in 2004. Total revenues for the three months ended March 31, 2005 were $1.0 million, as compared to $3.2 million for 2004, a decrease of $2.2 million or 70%. The net decrease in product sales is primarily attributable to an overall reduction in sales of prenatal vitamins, Gynodiol and AVC Cream, as well as increased returns for these products. In addition, in 2004 we filled substantial backorders for our newest prenatal vitamins which negatively effects the comparison to 2005. The reduction in 2005 product sales is due to continued generic pressure on our prenatal line while the high return rate is due to sales orders in the second half of 2003, which could not foresee the future effects of generic and new product competition.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     These decreases were partially offset by a $0.3 million increase in sales of ESTRASORB, as the commercial launch of ESTRASORB occurred during the quarter ended June 30, 2004, therefore there were no sales for the quarter ended March 31, 2004. Initial shipments to wholesalers were $1.5 million in June 2004. We expect ESTRASRORB sales to increase in subsequent quarters since wholesalers have now depleted their initial inventories.

     The decrease in contract revenue for 2005 as compared to 2004 is primarily attributable to the completion of several contracts during the first quarter of 2004 which resulted in final payments totaling $0.3 million, as well as $0.2 revenue recognized on the NIH contract that was later cancelled in July 2004. We currently have research contracts totaling over $2.0 million for 2005 and we expect that as contract milestones are met we will see an increase in revenues in subsequent quarters.

Operating costs and expenses:

	2005	2004	$ Change	% Change
	(unaudited)	(unaudited)
Cost of sales and idle capacity	$1,979	$263	$1,716	652%
Research and development	1,222	3,047	(1,825)	-60%
Selling and marketing	4,057	2,774	1,283	46%
General and administrative	2,121	2,032	89	4%

	$9,379	$8,116	$1,263	16%

     Cost of sales, which includes fixed idle capacity costs at our manufacturing facility, increased to $2.0 million in 2005, compared to $0.3 million in 2004. Of the $2.0 million cost of sales, $1.5 million was due to idle plant capacity costs at our ESTRASORB manufacturing facility. The remaining $0.5 million is higher than the $0.3 million in 2004 due to ESTRASORB sales, which were 48% of net product sales, and carry a higher cost of sales than our other products. ESTRASORB cost of sales percentages are, and will continue to be, higher than we are targeting until we can increase production volumes to offset the fixed costs and depreciation related to the manufacturing facility. We are also working to design alternative packaging solutions and identify opportunities to lower current costs to further streamline production and lower costs.

     Research and development costs decreased from $3.0 million in 2004 to $1.2 million in 2005, or 60%. The decrease of $1.8 million was due to manufacturing start-up costs in 2004 being accounted for in the research and development category until April 2004. The 2004 manufacturing costs were incurred to prepare and validate the Philadelphia facility for good manufacturing practices and FDA compliance and not to build inventory. Beginning in April 2004, manufacturing costs were included in cost of sales and inventory. Current research and development spending is being incurred in our biologics area and to support the development of future products.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Selling and marketing costs were $4.1 million in 2005 compared to $2.8 million in 2004. The increase of $1.3 million, or 46%, was primarily due to increases in sales and marketing personnel compared to 2004. The termination of our co-promotion agreement with King in July 2004 resulted in the addition of 50 sales personnel and our assuming full responsibility for marketing costs for ESTRASORB. The restructuring of our sales force in March 2005 lowered the number of sales representatives to approximately 40, but the impact of this adjustment will not be realized until the second quarter of 2005.

     General and administrative costs were $2.1 million in 2005 compared to $2.0 million in 2004. Increases in accounting and consulting fees related to the implementation and maintenance of internal control evaluation and reporting procedures as required by the Sarbanes-Oxley Act of 2002, as well as increases in legal fees, accounted for the increase over 2004 and offset other cost saving measures implemented during 2004 and 2005.

Interest expense, net:

	2005	2004	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$62	$82	$(20)	-24%
Interest expense	(531)	(444)	(87)	-20%

	$(469)	$(362)	$(107)	-30%

     Net interest expense was $0.5 million for 2005 compared to $0.4 million in 2004. Our 2004 interest expense related primarily to the promissory notes with King of $40.0 million in 2002 though July 2004, at which time such notes were redeemed and we issued new convertible notes totaling $35.0 million to a group of institutional investors. The 2005 increase in interest expense of $0.1 million is due to the increase in the amortization of deferred financing costs related to the new notes.

Net loss:

	2004	2003	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(8,886)	$(5,258)	$3,628	69%

Net loss per share	$(0.22)	$(0.15)	$0.07	47%

Weighted shares outstanding	39,553,876	34,722,402	3,831,474	11%

     Net loss for 2005 was $8.9 million or $(0.22) per share, as compared to $5.3 million or $(0.15) per share for 2004, an increase of $3.6 million, or $0.07 per share. The increase is primarily due to the decrease in revenues of $2.3 million and the increase in other operating expenses of $1.3 million, all previously discussed.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Our capital requirements depend on numerous factors, including but not limited to product sales and returns, the ability to gain market share for ESTRASORB, the marketing and manufacturing costs related to the commercialization of ESTRASORB, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our product lines. We plan to have multiple products in various stages of product development and we believe our research and development as well as capital requirements will continue to increase. Future activities, including marketing programs, efficiencies in commercial-scale manufacturing capabilities and product development are subject to our ability to raise funds through debt or equity financing or collaborative arrangements with industry partners.

Three months
ending
March 31, 2005
(in thousands)
Summary of Cash Flows:	(unaudited)
Net cash used in:
Operating activities	$(8,359)
Investing activities	(8)
Financing activities	(307)

Net change in cash and cash equivalents	(8,674)
Beginning cash and cash equivalents	17,876

Ending cash and cash equivalents	$9,202

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cash and cash equivalents were $9.2 million at March 31, 2005, a decrease of $8.7 million from the December 31, 2004 balance of $17.9 million. Of the $8.7 million of cash used in the first three months of 2005, $8.4 million was used for operating activities and $0.3 million for financing activities. Operating activities consisted of the net loss of $8.9 million, as previously discussed, non-cash activities of $1.0 million, offset by $(0.5) million of net changes in balance sheet accounts. Working capital was $7.4 million at March 31, 2005 compared to $15.4 million at December 31, 2004. The decrease in working capital of $8.0 million was primarily due to the $8.4 million used for operating activities.

     During the remainder of 2005 we anticipate lower cash requirements than we experienced during the first quarter of 2005 primarily due to the reduction in our sales force that occurred in March 2005 and the reduction in marketing costs. Partially offsetting this is an anticipated increase in research and development expenditures associated with our expectation of progressing new product candidates to the Investigational New Drug stage. Sales of ESTRASORB were below our initial expectations and our 2005 sales for ESTRASORB and subsequent cash receipts will not offset 2005 expenses. In summary, we expect our quarterly use of cash to substantially decrease over the remainder of 2005.

     We will continue to pursue obtaining capital through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. We have demonstrated our ability to obtain capital, as required, however, there can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate resources through the third quarter of 2005. If we are unable to obtain additional capital, we will continue to assess our capital resources and based on those resources we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, reduce or defer our marketing expenses or reduce general and administrative infrastructure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes during the period from the end of our last fiscal year through March 31, 2005 to the information concerning the Company’s quantitative and qualitative disclosures about market risk set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC.

Item 4. Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

Changes in Internal Control over Financial Reporting

     During the three month period ended March 31, 2005, the Company took the necessary actions to comply with all criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). As part of this process, the Company increased and/or tightened internal control over financial reporting. None of the changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

     The Company is a defendant in a lawsuit filed by a former director alleging that the Company wrongfully terminated the former director’s stock options. Management believes that the termination and cancellation of the options was in accordance with the terms of the option agreements, following his termination for cause in 1997 by a former parent company, IGI, Inc., and the lawsuit is without merit and intends to vigorously defend the claim. Management cannot reasonably estimate the liability, if any, related to this claim, or the likelihood of an unfavorable settlement. Accordingly, no liability related to this contingency is accrued in the consolidated balance sheet as of March 31, 2005. Any unfavorable determination however, may have a material adverse impact on future operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3 – Defaults upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5 – Other Information

     Not applicable.

Item 6 – Exhibits

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

NOVAVAX, INC.
(Registrant)

Date: May 10, 2005	By: /s/ Dennis W. Genge
Dennis W. Genge Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)