Form 10-Q
period 2005-06-30
NOVAVAX INC
filed 2005-08-09
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File No.
June 30, 2005	0-26770
NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

508 Lapp Road, Malvern, PA	19355
(Address of principal executive offices)	(Zip code)
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
Shares of Common Stock Outstanding at July 29, 2005: 43,553,876

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended June 30, 2005
Table of Contents

		Page No.
Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations for the three-month and six-month periods ended
	June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2005 and 2004	5

	Notes to the Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	Controls and Procedures	27

Part II. Other Information

Item 1	Legal Proceedings	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Information	29

Item 6	Exhibits	29

Signature		30

Certifications		31

Part I.	Financial Information

Item 1.	Financial Statements
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,442	$17,876
Trade accounts receivable, net of allowance for doubtful accounts of $765 and $752 as of June 30, 2005 and December 31, 2004, respectively	1,133	827
Inventory, net	1,400	3,464
Prepaid expenses and other current assets	1,329	1,770

Total current assets	8,304	23,937
Property and equipment, net	12,759	14,147
Goodwill	33,141	33,141
Other intangible assets, net	4,617	5,048
Other non current assets	1,477	1,720

Total assets	$60,298	$77,993

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,230	$3,242
Accrued expenses	3,747	4,140
Current portion of capital lease obligations and other liabilities	654	1,194

Total current liabilities	5,631	8,576

Convertible notes	35,000	35,000
Deferred rent	165	166
Non-current portion of capital lease obligations and other liabilities	808	970

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $.01 par value, 100,000,000 shares authorized; 39,807,724 shares issued and 39,553,876 outstanding	398	398
Additional paid-in capital	167,511	167,496
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(145,322)	(130,720)
Treasury stock, 253,848 shares, cost basis	(2,413)	(2,413)

Total stockholders’ equity	18,694	33,281

Total liabilities and stockholders’ equity	$60,298	$77,993

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$1,889	$2,656	$2,608	$4,854
Contract research and development	426	286	669	1,246
Milestone and licensing fees	––	63	––	125

Total revenues	2,315	3,005	3,277	6,225

Operating costs and expenses:
Cost of products sold	2,027	1,501	4,006	1,763
Research and development	1,377	1,229	2,599	4,277
Selling and marketing	1,844	5,556	5,901	8,330
General and administrative	2,292	2,059	4,413	4,091

Total operating costs and expenses	7,540	10,345	16,919	18,461

Loss from operations	(5,225)	(7,340)	(13,642)	(12,236)

Interest expense, net	(491)	(377)	(960)	(739)

Net loss	$(5,716)	$(7,717)	$(14,602)	$(12,975)

Basic and diluted loss per share	$(.14)	$(.22)	$(.37)	$(.37)

Basic and diluted weighted average number of common shares outstanding	39,553,876	34,779,657	39,553,876	34,750,944

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004
Operating Activities:
Net loss	$(14,602)	$(12,975)
Reconciliation of net loss to net cash used in operating activities:
Amortization	431	327
Depreciation	1,426	1,029
Retirement of capital assets	42	––
Provision for bad debts	12	59
Amortization of deferred financing costs	206	51
Deferred rent	(1)	17
Non-cash stock compensation	15	––
Changes in operating assets and liabilities:
Trade accounts receivable	(318)	(1,398)
Inventory	2,063	108
Prepaid expenses and other assets	440	(1,442)
Accounts payable and accrued expenses	(2,405)	3,905
Facility exit costs	(85)	––
Deferred revenue	––	(125)
Other non current assets	38	(300)

Net cash used in operating activities	(12,738)	(10,744)

Investing Activities:
Capital expenditures	(80)	(902)

Net cash used in investing activities	(80)	(902)

Financing Activities:
Principal payments of capital lease obligations	(616)	(733)
Proceeds from exercise of stock options and warrants	––	369

Net cash used in financing activities	(616)	(364)

Net change in cash and cash equivalents	(13,434)	(12,010)
Cash and cash equivalents at beginning of period	17,876	27,633

Cash and cash equivalents at end of period	$4,442	$15,623

The accompanying notes are an integral part of the consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
     Novavax, Inc., a Delaware corporation (“Novavax” or “the Company”), was incorporated in 1987, and is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products using our topical drug delivery technology and the development of preventive vaccines and proteins for infectious diseases and cancers. The Company sells, markets, and distributes a line of prescription pharmaceuticals and prenatal vitamins. The Company’s principal technology platform involves the use of patented oil and water emulsions that the Company believes can be used as vehicles for the topical delivery of a wide variety of drugs and other therapeutic products, including hormones. In October 2003, the Company’s initial product candidate, ESTRASORB®, the first topical emulsion for estrogen therapy, was approved for marketing by the Food and Drug Administration. The FDA approved ESTRASORB for the treatment of moderate to severe vasomotor systems (hot flashes) associated with menopausal women. Since its launch in June 2004, ESTRASORB prescription trends have not met the Company’s initial expectations, however, ESTRASORB continues to be an important product and asset to the Company. We are actively seeking a well established, global pharmaceutical partner that could provide the optimal opportunity and resources for ESTRASORB to be successful on a larger scale.
     The Company plans to continue leveraging our technologies to develop other new product candidates to be marketed by the Company, co-promoted or licensed to other drug companies. While our main therapeutic areas of concentration have been women’s health and infectious diseases, we believe our technologies can be applied more broadly.
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
     The consolidated financial statements of Novavax for the three and six months ended June 30, 2005 and 2004 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures herein are adequate to make the information presented not misleading. We suggest that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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
Inventories
     Inventories consist of raw materials, work-in-process and finished goods, are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	June 30, 2005	December 31, 2004
	(unaudited)
	(amounts in thousands)
Raw materials	$324	$351
Work-in-process	––	700
Finished goods	1,134	2,413

	1,458	3,464
Less: Inventory reserve	(58)	—

	$1,400	$3,464

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of product to our distributor has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales are to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from our distributors, to the distributors that sell to these customers at prices determined under contracts between us and the customer and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, we estimate amounts for returns based on historical trends, distributor inventory levels and product prescription data and adjust those reserves as product returns occur. The shipping and handling costs the Company incurs are included in cost of sales in our accompanying statements of operations.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
     Property and equipment are recorded at cost. Manufacturing equipment is generally depreciated over 7 to 10 years. Manufacturing leaseholds are amortized over the remaining lease term of our manufacturing facility, under the straight line method. Depreciation of other fixtures and equipment is also provided under the straight line method over the estimated useful lives of the assets, generally 3 to 7 years. Amortization of other leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the respective lease. Repairs and maintenance costs are expensed as incurred.
     Property and equipment is comprised of the following:

	As of
	June 30, 2005	December 31, 2004
	(unaudited)
	(amounts in thousands)
Machinery and equipment	$16,104	$16,082
Leasehold improvements	1,441	1,437
Computer software and hardware	481	480

	18,026	17,999
Less accumulated depreciation.	(5,267)	(3,852)

	$12,759	$14,147

Accounting for Facility Exit Costs
     In July 2004, the Company entered into a long-term agreement to lease a 32,900 square foot facility in Malvern, Pennsylvania, for the consolidation and expansion of corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options. Standard annual escalation rental rates are in effect during the initial lease term. With advance notice, the Company also has an option to lease adjoining space of 17,000 square feet, which could be built out for future manufacturing needs.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A roll-forward of Facility Exit Cost liability is as follows:

		Non-
	Current	Current
	(in thousands)
Original amount expensed and set up as a liability	$151	$101
Lease payments applied to the liability	(28)	(24)

Balance as of December 31, 2004	123	77
Lease payments applied to the liability	(49)	(33)
Adjustment to original estimate	20	(22)

Balance as of June 30, 2005	$94	$22

Goodwill and Intangible Assets
     Goodwill principally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the value of the identifiable net assets acquired is recorded as goodwill. Other intangible assets are the result of product acquisitions, non-compete arrangements, and internally-discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. As of June 30, 2005 the Company determined a reassessment of goodwill was necessary due to a substantial drop in the market value of the company’s stock since December 31, 2004 and below performance expectations of its product, ESTRASORB. The Company engaged an independent business valuation firm to assist in this assessment. and ultimately determined that there was no impairment of goodwill as of June 30, 2005. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 15 years. Amortization expense was $215,000 and $164,000 for the three months ending June 30, 2005 and 2004, respectively, and $431,000 and $327,000 for the six months ending June 30, 2005 and 2004, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     As of June 30, 2005 and December 31, 2004, the Company’s other intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2005			As of December 31, 2004
	(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Other intangible assets, net
Acquisition	$148	$(148)	$––	$148	$(148)	$––
ESTRASORB rights	2,514	(263)	2,251	2,514	(136)	2,378
AVC product acquisition	3,332	(2,142)	1,190	3,332	(1,904)	1,428
Patents	2,525	(1,349)	1,176	2,525	(1,283)	1,242

	$8,519	$(3,902)	$4,617	$8,519	$(3,471)	$5,048

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
     SFAS No. 123R must be adopted in the first annual financial reporting period beginning after June 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006.
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
     This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. For the six months ended June 30, 2005 and 2004, the Company did not pay any taxes, therefore, there was no effect on operating cash flows for such excess tax deductions.
     Had the Company applied the fair value principles of SFAS No. 123, for its employee options, its net loss for the three and six months ending June 30, 2005 and 2004 would have increased as follows:

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)
	(Amounts in thousands, except per share data)
Net loss, as reported	$(5,716)	$(7,717)	$(14,602)	$(12,975)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,025)	(1,504)	(1,970)	(2,639)

Pro forma net loss	$(6,741)	$(9,221)	$(16,572)	$(15,614)

Net loss per share:
Basic and diluted — as reported	$(.14)	$(0.22)	$(.37)	$(.37)
Basic and diluted — pro forma	$(.17)	$(0.27)	$(.42)	$(.45)
     These pro forma amounts are not necessarily indicative of the future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.
     In May 2005, the Company granted 182,434 restricted shares totaling $270,000 in value at the date of grant to various employees and officers of the Company which vests over a three-year period. In accordance with APB No. 25, for the three months ended June 30, 2005, $15,000 of non-cash stock compensation expense was included in total operating costs and expenses related to this restricted stock and additional paid-in capital was increased accordingly.
Sales and Issuance of Common Stock
     There were no sales or issuances of common stock during the three or six month periods ended June 30, 2005. See Subsequent Events for a discussion of stock issuances subsequent to June 30, 2005.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Related Party Transactions
     In March 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,479,268. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes are payable upon the earlier to occur of the following: (i) payable in full upon the date on which the director ceases for any reason to be a director of the Company, (ii) payable in part to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007. As of June 30, 2005 and December 31, 2004, accrued interest receivable related to the borrowing was $246,000 and $209,000, respectively.
     In addition, in April 2002, we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, the brokerage firm may demand payment from the Company. As of June 30, 2005 and December 31, 2004, the Company had not recorded any liability on its balance sheet related to this guarantee as we believe the possibility of required payment by the Company to be unlikely.
Restructuring of the Sales Force
     In March, 2005, the Company implemented a measure to control expenses by reducing the size of its sales force. The total estimated cost to be incurred in connection with this restructuring was approximately $238,000. Included in this amount were one-time termination benefits of $129,000, all of which were paid as of June 30, 2005, auto lease contract termination costs of approximately $95,000, which are still included in accrued expenses as of June 30, 2005, and $14,000 of other associated costs, all of which were paid as of June 30, 2005. Included in the accompanying statements of operations for the three and six months ended June 30, 2005 are $32,000 and $206,000 related to these expenses, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Subsequent Events
     In July 2005, the Company completed an agent-led offering of 4,000,000 shares of common stock at $1.00 per share for gross proceeds of $4,000,000. The stock was issued pursuant to an existing shelf registration statement. Net proceeds after deducting underwriter, legal, accounting and other miscellaneous fees, were approximately $3.6 million.

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
     Such factors include, among other things, the following: general economic and business conditions; competition; ability to enter into future collaborations with industry partners, including an ESTRASORB® licensing agreement, unexpected changes in technologies and technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to establish and maintain commercial-scale manufacturing capabilities; results of clinical studies; progress of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity financing or otherwise; and other factors referenced herein.
     All forward-looking statements contained in this quarterly report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.
Recent Development
     In July 2005, we completed an agent-led offering of 4,000,000 shares of common stock at $1.00 per share for gross proceeds of $4,000,000. The stock was issued pursuant to an existing shelf registration statement. Net proceeds were approximately $3.6 million.
     Taking into effect this event, at June 30, 2005, on a pro-forma basis, our cash balance would have been approximately $8.0 million, total assets of approximately $63.9 million and stockholder’s equity of approximately $22.3 million.

Overview
     Novavax is a specialty biopharmaceutical company engaged in the research, development and commercialization of proprietary products using our topical drug delivery technology and the development of preventive vaccines and proteins for infectious diseases. We sell, market, and distribute a line of prescription pharmaceuticals and prenatal vitamins. Our proprietary topical micellar nanoparticle (“MNP”) drug delivery platform, our principal technology platform, involves the use of patented oil and water nanoemulsions which can be used as vehicles for the delivery of a wide variety of drugs and other therapeutic products, including hormones. In October 2003, our initial product candidate, ESTRASORB, the first topical emulsion for estrogen therapy, was approved for marketing by the Food and Drug Administration. The FDA approved ESTRASORB for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopausal women, and we commercially launched this product in June 2004.
     Since its launch, ESTRASORB has been favorably accepted by those physicians who have prescribed it and the patients who have been using it for the treatment of moderate to severe vasomotor symptoms associated with menopause. However, to date, ESTRASORB prescription trends have not met our initial expectations. We attribute the slow start to the long lasting effects of the Women’s Health Initiative study, the unanticipated simultaneous approval and launch of a competitive product and an overall competitive market. During the first 12 months of marketing, management concluded that our marketing resources were not sufficiently available to us in order to generate the awareness of the product directly to the consumer. For that reason we have continually evaluated the effective optimization and sizing of our sales forces and have been seeking a well established, global pharmaceutical partner that could provide the optimal opportunity for ESTRASORB to be successful on a larger scale.
     We will continue to focus our efforts on the development of additional compounds that use our proprietary topical MNP drug delivery platform that we believe have a high probability of technical success and that have a large market potential. As part of our research and development efforts, we intend to file or activate two Investigational New Drug Applications (INDs) with the FDA by the first quarter of 2006 for two of our product candidates. The table below summarizes our most advanced drug candidates currently in clinical or preclinical development.
     We plan to continue leveraging our technologies to develop these and other new product candidates to be marketed by the Company, or co-promoted, or licensed to other drug companies.

     We also conduct research and development on preventative vaccines and proteins for infectious diseases and cancers, and tolergens to prevent the initiation and progression of stroke, heart attack and other inflammatory diseases. Currently, the major impetus is the development and exploitation of our core Virus-like particle (“VLP”) technology for developing novel vaccines. VLPs are genetically-engineered particles that imitate the important three-dimensional structures of viruses but are composed of recombinant proteins and therefore are powerful immunogens but incapable of causing infection and disease. Our proprietary production technology for VLPs employs insect cells and the baculovirus expression system. We believe the main advantage of this technology is a more rapid production of a safe, effective, low-cost vaccine as compared to the labor-intensive egg-based and cell culture based production processes. Other key advantages of this technology are the ability to rapidly respond to emerging threats or new strains and the reduced risk of allergic reaction. Projects in development using our proprietary VLP technology include vaccines for HIV, SARS and pandemic and seasonal influenza. We are also developing E-selectin tolergen for the prevention of secondary strokes.
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
Three months ended June 30, 2005 (“2005”) compared to the three months ended June 30, 2004 (“2004”): (In thousands)
Revenues:

	2005	2004	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Vitamins	$530	$653	$(123)	-19%
Gynodiol	297	238	59	25%
AVC Cream	376	158	218	138%
ESTRASORB	691	1,481	(790)	-53%
Other	(5)	126	(131)	-104%

Total product sales	1,889	2,656	(767)	-29%
Contract research	426	286	140	49%
Milestone and licensing fees	––	63	(63)	-100%

	$2,315	$3,005	$(690)	-23%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Revenues for the second quarter of 2005 were $2.3 million, which was $1.2 million higher than the first quarter of 2005 or 141%. Revenues for the second quarter 2005 consisted of product sales of $1.9 million, compared to $2.7 million in 2004; contract revenues of $0.4 million in 2005, compared to $0.3 million in 2004; and milestone and licensing fees of zero in 2005, compared to $0.1 million in 2004. Total revenues for the three months ended June 30, 2005 of $2.3 million, when compared to $3.0 million for 2004, decreased $0.7 million or 23%. The net decrease in 2005 product sales compared to 2004 is primarily attributable to the $1.5 million of initial commercial launch sales of ESTRASORB in June 2004 compared to $0.7 million of ESTRASORB sales in 2005. The major wholesalers depleted their initial launch inventories from June 2004 into the second quarter of 2005 and are now placing additional orders that correspond with their anticipated monthly resell levels.
     The increase in contract revenue for 2005 as compared to 2004 is primarily attributable to the first milestone completion on a new contract for 2005. We currently have research contracts totaling over $2.0 million for 2005 and we expect that as contract milestones are met we will continue to see an increase in revenues in subsequent quarters.
Operating costs and expenses:

	2005	2004	$ Change	% Change
	(unaudited)	(unaudited)
Cost of sales	$2,027	$1,501	$526	35%
Research and development	1,377	1,229	148	12%
Selling and marketing	1,844	5,556	(3,712)	-67%
General and administrative	2,292	2,059	233	11%

	$7,540	$10,345	$(2,805)	-27%

     Cost of sales, which includes fixed idle capacity costs at our manufacturing facility, increased to $2.0 million in 2005, compared to $1.5 million in 2004. Of the $2.0 million cost of sales, $1.0 million was due to idle plant capacity costs at our ESTRASORB manufacturing facility, which was operating at higher production levels at this time last year. The remaining $1.0 million is lower than the $1.5 million in 2004 by 33% and correlates to 2005 revenues being lower than 2004 by $0.8 million or 29%. ESTRASORB cost of sales percentages will continue to be high until we can increase production volumes or partner the product, to offset the fixed costs related to the manufacturing process and facility. We are working to design alternative packaging solutions to further streamline production and lower costs of production.
     Research and development costs increased from $1.2 million in 2004 to $1.4 million in 2005, or 11%. The increase of $0.2 million was due to research and development spending incurred to support the development of future products.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Selling and marketing costs were $1.8 million in 2005 compared to $5.5 million in 2004. The decrease of $3.7 million, or 67%, was primarily due to a $3.2 million decrease in marketing costs for 2005 compared to 2004 as higher marketing costs were incurred in 2004 for the commercial launch of ESTRASORB. A $0.5 million decrease in selling costs for 2005 compared to 2004 accounted the remaining difference which resulted from the restructuring of our sales force in March 2005.
     General and administrative costs were $2.3 million in 2005 compared to $2.1 million in 2004. Increases in legal fees and business development costs accounted for the increase over 2004, offset by other cost saving measures implemented during 2004 and 2005.
Interest Income/(Expense):

	2005	2004	$ Change	% Change
	(unaudited)	(unaudited)
Interest income.	$42	$63	$(21)	-33%
Interest expense	(533)	(440)	(93)	-21%

	$(491)	$(377)	$(114)	-30%

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
Net loss:

	2005	2004	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(5,716)	$(7,717)	$(2,001)	26%

Net loss per share	$(.14)	$(.22)	$(.08)	36%

Weighted shares outstanding	39,553,876	34,779,657	4,774,219	14%

     Net loss for 2005 was $5.7 million or $(.14) per share, as compared to $7.7 million or $(.22) per share for 2004, a decrease of $2.0 million, or $.08 per share. The decrease is primarily due to the decrease in operating expenses of $2.8 million partially offset by the decrease in revenues of $0.7 million, all previously discussed.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six months ended June 30, 2005 (“2005”) compared to the six months ended June 30, 2004 (“2004”): (In thousands)
Revenues:

	2005	2004	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Vitamins	$752	$2,107	$(1,355)	-64%
Gynodiol	335	613	(278)	-45%
AVC Cream	472	430	42	10%
ESTRASORB	1,035	1,481	(446)	-30%
Other	14	223	(209)	-94%

Total product sales	2,608	4,854	(2,246)	-46%
Contract research	669	1,246	(577)	-46%
Milestone and licensing fees	––	125	(125)	-100%

	$3,277	$6,225	$(2,948)	-47%

     Revenues for 2005 consisted of product sales of $2.6 million, compared to $4.9 million in 2004; contract revenues of $0.7 million, compared to $1.2 million in 2004; and no milestone and licensing fees in 2005, compared to $0.1 million in 2004. Total revenues for 2005 were $3.3 million, as compared to $6.2 million for 2004, a $2.9 million or 47% decrease.
     Of the total decrease in revenues, product sales accounted for $2.3 million. This decrease is primarily attributable to an overall reduction in sales of prenatal vitamins, Gynodiol, ESTRASORB and other products. In addition, in 2004 we filled substantial backorders for our newest prenatal vitamins which negatively effects the comparison to 2005. The reduction in 2005 product sales, other than for ESTRASORB, is primarily due to continued generic pressure on our prenatal line. The net decrease in ESTRASORB is primarily attributable to the $1.5 million of commercial launch sales in June 2004 compared to $1.0 million of ESTRASORB sales in 2005. The major wholesalers depleted their initial launch inventories from June 2004 into the second quarter of 2005 and are now placing additional orders that correspond with their anticipated monthly resell levels. In addition, $0.2 million of distributor services fees are included as an offset to revenue for 2005 which were not incurred in 2004.
     The decrease in contract revenue for 2005 as compared to 2004 is primarily due to the completion of several contracts during the first quarter of 2004 which resulted in final payments totaling $0.3 million, as well as $0.5 revenue recognized on the NIH contact that was later cancelled in July 2004. This was partially offset by $0.1 million for the completion of the first milestone on a new contract for 2005. We currently have research contracts totaling over $2.0 million for 2005 and we expect that as contract milestones are met we will continue to see an increase in revenues in subsequent quarters.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating costs and expenses:

	2005	2004	$ Change	% Change
	(unaudited)	(unaudited)
Cost of sales	$4,006	$1,763	$2,243	127%
Research and development	2,599	4,277	(1,678)	-39%
Selling and marketing	5,901	8,330	(2,429)	-29%
General and administrative	4,413	4,091	322	8%

	$16,919	$18,461	$(1,542)	-8%

     Cost of sales, which includes fixed idle capacity costs at our manufacturing facility, increased to $4.0 million in 2005, compared to $1.8 million in 2004. Of the $4.0 million cost of sales, $2.5 million was due to idle plant capacity at our ESTRASORB manufacturing facility, which was operating at higher production levels at this time last year. The remaining $1.5 million for 2005 is lower than the $1.8 million for 2004 but is higher as a percentage of product revenues. ESTRASORB sales in 2005 were 40% of net product sales in 2005 as compared to 31% in 2004, and carry a higher cost of sales than our other products. In the initial periods of ESTRASORB production, the cost of sales percentages have been and will be unusually high until we increase production volumes or partner the product to offset the fixed costs related to the manufacturing process and facility. We are working to design alternative packaging solutions to further streamline production and lower costs of production.
     Research and development costs decreased from $4.3 million in 2004 to $2.6 million in 2005. The decrease of $1.7 million, or 39%, was due to manufacturing start-up costs in 2004 being accounted for in the research and development category until April 2004. The 2004 manufacturing costs were incurred to prepare and validate the facility for GMP and Food and Drug Administration compliance and not to build inventory. Beginning in April 2004, manufacturing costs have been included in cost of sales, inventory or written off to idle capacity cost.
     Selling and marketing costs were $5.9 million in 2005 compared to $8.3 million in 2004. The decrease of $2.4 million, or 29%, was primarily due to a $3.2 million decrease in marketing costs for 2005 compared to 2004. Marketing costs for 2004 were related to the initial product launch advertising and promotion for ESTRASORB. A $0.8 million increase in selling costs for 2005 compared to 2004 accounts for the remaining difference, and is due to a greater number sales personnel in the first quarter of 2005 as compared to the same period in 2004.
     General and administrative costs were $4.4 million in 2005 compared to $4.1 million in 2004. Increases in legal fees and business development costs accounted for the increase over 2004, offset by other cost saving measures implemented during 2004 and 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Income/(Expense):

	2005	2004	$ Change	% Change
	(unaudited)	(unaudited)
Interest income.	$103	$145	$(42)	-29%
Interest expense	(1,063)	(884)	(179)	-20%

	$(960)	$(739)	$(221)	-30%

     Net interest expense was $1.0 million in 2005 compared to $0.7 million in 2003. Our 2004 interest expense related primarily to the promissory notes with King of $40.00 million in 2003 through July 2004, at which time such notes were redeemed and we issued new convertible notes totaling $35.0 million to a group of institutional investors. The 2005 increase in interest expense of $0.2 million is due to the increase in the amortization of deferred financing costs related to the new notes.
Net loss:

	2005	2004	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(14,602)	$(12,975)	$1,612	12%

Net loss per share	$(.37)	$(.37)	$—	0%

Weighted shares outstanding	39,553,876	34,750,944	4,802,932	22%

     Net loss for 2005 was $14.6 million or $(.37) per share, as compared to $13.0 million or $(.37) per share for 2004, an increase of $1.6 million or 12%, with no change in net loss per share, due to the issuance of additional shares in the second half of 2004. The increase in net loss is the result of decreased revenues of $2.9 million and the increase in net interest expense of $0.2 million, partially offset by decreased operating expenses of $1.6 million, all previously described.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     Our capital requirements depend on numerous factors, including but not limited to product sales and returns, the ability to enter into a satisfactory license agreement for ESTRASORB, the ability to gain market share, the marketing and manufacturing costs related to the commercialization of ESTRASORB, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and changes in our product lines. We plan to have multiple products in various stages of product development and we believe our research and development as well as selling, marketing and general administrative expenses and capital requirements will continue to increase. Future activities, including efficiencies in commercial-scale manufacturing capabilities, and product development are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.

Six months
ending
June 30, 2005
(in thousands)
Summary of Cash Flows:	(unaudited)
Net cash used in:
Operating activities	$(12,738)
Investing activities	(80)
Financing activities	(616)

Net change in cash and cash equivalents	(13,434)
Beginning cash and cash equivalents	17,876

Ending cash and cash equivalents	$4,442

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cash and cash equivalents were $4.4 million at June 30, 2005, a decrease of $13.4 million from the December 31, 2004 balance of $17.9 million. Of the $13.4 million of cash used in the first six months of 2005, $12.7 million was used for operating activities, $0.1 million was used for investing activities and $0.6 million for financing activities. Operating activities consisted of the net loss of $14.6 million, as previously discussed, non-cash activities of $2.0 million, offset by $(0.2) million of net changes in balance sheet accounts. Working capital was $2.7 million at June 30, 2005 compared to $15.4 million at December 31, 2004. The decrease in working capital of $12.7 million was primarily due to the $12.7 million used for operating activities.
     As previously mentioned in the Recent Development section, on July 5, 2005, the Company completed an offering of 4,000,000 shares of common stock at $1.00 per share. The stock was issued pursuant to an existing shelf registration statement. The net proceeds after deducting underwriter, legal, accounting and other miscellaneous fees were approximately $3.6 million. As of June 30, on a pro-forma basis, our cash balance would have been approximately $8.0 million. We intend to use the proceeds from this offering for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies of our product candidates and the development of new technologies, and general working capital.
     During the remainder of 2005, we anticipate lower cash requirements than we experienced during the first half of 2005 primarily due to the reduction in our sales force that occurred in March 2005 and the reduction in marketing costs. Partially offsetting this is an anticipated increase in research and development expenditures as new product candidates progress to the Investigational New Drug stage. Sales of ESTRASORB have been below our expectations and our 2005 sales for ESTRASORB and subsequent cash receipts will not offset related sales and manufacturing expenses. In summary, we expect our quarterly use of cash to decrease over the remainder of 2005.
     We will continue to pursue obtaining capital through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. We have demonstrated our ability to obtain capital, as required; however, there can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate resources through 2005. If we are unable to obtain additional capital, we will continue to assess our capital resources and based on those resources we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, reduce or defer our marketing expenses or reduce general and administrative infrastructure.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes during the period from the end of our last fiscal year through June 30, 2005 to the information concerning the Company’s quantitative and qualitative disclosures about market risk set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC.

Item 4.	Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluation the cost-benefit relationship of possible controls and procedures.
Evaluation
     The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. Such evaluation did not identify any change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that could materially affect the internal control over financial reporting.

Part II. Other Information
Item 1 – Legal Proceedings
     The Company is a defendant in a lawsuit filed by a former director alleging that the Company wrongfully terminated the former director’s stock options. Management believes that the termination and cancellation of the options was in accordance with the terms of the option agreements, following his termination for cause in 1997 by a former parent company, IGI, Inc., and the lawsuit is without merit and intends to vigorously defend the claim. Management cannot reasonably estimate the liability, if any, related to this claim, or the likelihood of an unfavorable settlement. Accordingly, no liability related to this contingency is accrued in the consolidated balance sheet as of June 30, 2005. Any unfavorable determination however, may have a material adverse impact on future operating results.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3 – Defaults upon Senior Securities
     Not applicable.
Item 4 – Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on May 4, 2005, the following proposals were adopted by the votes specified below:
1.	To elect two directors as Class I directors to serve of the Board of Directors for a three-year term expiring at the 2008 Annual Meeting of Stockholders:

	FOR	WITHHELD
Denis M. O’Donnell, M.D.	33,441,605	3,063,060
Nelson M. Sims	33,233,109	3,271,466
     In addition to the two Class I Directors elected at this year’s Annual Meeting of Stockholders, the Board is composed of three Class II Directors and three Class III Directors. The continuing Class II Directors, whose terms will expire at the Company’s 2006 Annual Meeting, are Gary C. Evans, John O. Marsh, Jr. and J. Michael Lazarus. The continue Class III Directors, whose terms will expire at the Company’s 2007 Annual Meeting, are Susan B. Bayh, Mitchell J. Kelly and Michael A. McManus, Jr. Subsequent to the Annual Meeting Ms. Bayh have resigned as a directors. On August 8, 2005, Mr. Sims retired as a director.
2. To approve the Novavax, Inc. 2005 Stock Incentive Plan

FOR	AGAINST	ABSTAIN
17,289,403	2,754,779	145,062

3.	To approve the issuance of the share of Common Stock, $.01 par value, of the Company issuable with respect to senior convertible notes in the aggregate principal amount of $35,000,000 issued to certain qualified institutional buyers and accredited investors.

FOR	AGAINST	ABSTAIN
17,864,913	2,021,981	302,350
4.	To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for the current fiscal year ending December 31, 2005

FOR	AGAINST	ABSTAIN
28,122,826	8,262,889	118,950
Item 5 – Other Information
     On August 8, 2005, Nelson M. Sims retired as President and Chief Executive Officer of the Company and a director of the Company. Also, on August 8, 2005, Dr. Rahul Singhvi was elected President and Chief Executive Officer and a director of the Company and Ray Hage was elected Chief Operating Officer.
Item 6 – Exhibits
10.1	Lease Agreement, effective as of April 1, 2005 by, and between United HealthCare Services, Inc., a Minnesota corporation and the Company.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nelson M. Sims, President and Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dennis W. Genge, Vice President and Chief Financial Officer of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)
Date: August 9, 2005	By:	/s/ Dennis W. Genge
Dennis W. Genge
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)