Form 10-K
period 2005-12-31
NOVAVAX INC
filed 2006-03-06
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock ($.01 par value)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of 26,974,325 shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates of the Registrant at June 30, 2005, as computed by reference to the closing price of such stock on such date, was approximately $35,600,000.
     The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding at February 28, 2006 was 54,734,346 shares.
Documents Incorporated By Reference
Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2005 in connection with the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

i

ii

Table of Contents

Page No.
Index To The Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	F-5

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005	F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	F-7

Notes to the Consolidated Financial Statements	F-8

iii

PART I
Item 1. Business
Overview
     During 2005, Novavax successfully transitioned from a specialty pharmaceutical company, which included the sales and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company. We have a unique blend of capabilities consisting of formulation technologies, vaccine technologies and drug development infrastructure, including commercial and clinical production facilities. We are leveraging our capabilities to develop differentiated, value-added pharmaceutical and vaccine products and licensing them at various stages of development to realize their value. The portfolio of our technologies and capabilities is summarized in the following table:

Technology/Capability	Description	Product/Examples
Recombinant vaccines	Virus-like particle vaccines produced in cultured insect cells	Pandemic avian influenza & seasonal human influenza, SARS, HIV/AIDS norovirus and other vaccines

Novasomes®	Non-phospholipid vesicles that can be used as adjuvants to enhance vaccine effectiveness; also serve as a vehicle for topical or oral drug delivery of certain molecules	Adjuvants for influenza and HIV-1 and other vaccines

Micellar Nanoparticles	Oil and water nanoemulsion that allows topical systemic delivery of certain molecules	ESTRASORB® and ANDROSORB™

Sterisomes®	Solvent and oil-free emulsion for depot delivery	ANDRO-Ject™

Recombinant tolerogens	Tolerization for prevention of inflammation leading to stroke and other diseases	E-Selectin tolerogen

Facilities	Manufacturing using current Good Manufacturing Practices	Clinical manufacturing for biologics, and clinical and commercial manufacturing for pharmaceuticals
     With this portfolio of capabilities, we are uniquely positioned to address the public health threat of a pandemic created by the avian influenza virus, and we are focused to leverage our strengths to develop a vaccine against avian influenza. In addition, we have developed a unique manufacturing process for creating a virus-like particle (“VLP”) based avian flu vaccine using Wave Biotech’s disposable bag technology that redefines the concept of surge capacity. Our overall solution to the pandemic influenza problem is compelling and we believe it will be competitive for several of the government funds that are being allocated for avian influenza pandemic preparedness. In addition to developing a pandemic flu vaccine, we are also engaged in the development of a seasonal influenza vaccine.
     In addition to investing research funds in vaccines, we continue to expand our products and product candidates based on our unique formulation technologies. ESTRASORB, our first internally-developed product using our proprietary micellar nanoparticle (“MNP”) technology, is the first topical emulsion for estrogen therapy approved by the U.S. Food and Drug Administration for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. ESTRASORB was licensed in October 2005 to Esprit Pharma, Inc. for marketing in North America. This licensing arrangement will provide a minimum cash consideration of $12.5 million within the first year as well as sales-based milestone payments and a double-digit royalty on all sales. We retained rights to manufacture the product for Esprit at set prices and retained marketing rights for all territories outside of North America. Following the success of ESTRASORB’s development, we have developed a pipeline of more than ten product candidates using the MNP technology. We are in discussions with several pharmaceutical companies to co-develop and co-market or license these products.

     Our strength in formulations is synergistic with our vaccine development efforts in two ways. First, as the MNP-based product candidates become licensed and marketed, they have the potential to partly fund the vaccine research and development by generating cash in the short term. Second, we benefit from the technical know-how in the lipid based formulation area to develop new adjuvants for our vaccine product candidates.
     Over the past eight months we have also taken steps to strengthen our balance sheet and significantly improve our capital resources. From July 2005 through February 2006 we completed three equity transactions through the sale of our common stock, with gross proceeds totaling $42.0 million. In addition, the licensing of ESTRASORB, mentioned above, also added $10.0 million of cash in the fourth quarter. We believe the $52.0 million raised from these transactions provides us the capital to execute our strategic plans. (see Item 7. Management Discussion and Analysis, “Significant Transactions” for further details).
Our Strategy
     The primary elements of our strategy are:
•	Leveraging our technological leadership in influenza vaccines.

Our recombinant VLP technology is well suited to create a vaccine against pandemic influenza. This technology addresses several of the technical and logistical issues associated with a potential pandemic. It allows rapid creation of new vaccines that have high fidelity to emerging strains of influenza and the manufacturing process can be rapidly commissioned and scaled up. We are leveraging our leadership position in this important public health issue to attract top-notch recruits, government funds, international support and high-quality investors.

•	Maximizing the commercial impact of ESTRASORB.

After licensing ESTRASORB to Esprit Pharma, Inc. for North American rights, we are aggressively looking to license the rights to market this product in other territories. In addition, we continue our efforts to improve the packaging of ESTRASORB to improve our margins on the product.

•	Continuing to expand on our formulation technologies and our drug development capabilities and infrastructure to generate cash in the short term.

Our proven MNP technology has resulted in several product candidates that can be licensed to pharmaceutical companies. We have been able to demonstrate benefits of our formulation for several compounds and are actively seeking to license these product candidates. In addition, we plan to improve utilization of our research and development capabilities and at our current Good Manufacturing Practices (“cGMP”) manufacturing facilities in Philadelphia, PA, Pacific Grove, CA, and Rockville, MD.

•	Leveraging our formulation science to develop adjuvants for better vaccines.

Adjuvants improve immunogenicity of vaccines and they are becoming central for competitive advantage of new vaccines. Our inherent strengths in formulations are well suited to develop new adjuvants, such as Novasomes, that can lead to best-in-class vaccines. These adjuvants can also be products in themselves and can be licensed to other companies to be used with their antigens.

•	Developing new technologies, evaluating strategic alliances and acquisitions and fortifying our intellectual property.

We continue to improve upon our current portfolio of technologies in formulations and vaccines. We believe these improvements will result in new intellectual property, making us more competitive.

•	Leveraging collaborations and partnerships to advance products and technologies.

We are engaged in seeking collaborations and partnerships to develop and commercialize our products. These include partnerships with governmental and academic organizations as well as other industry partners. Our collaboration with Wave Biotech for the production of our flu vaccine is an example of such a partnership.

Research and Development Activities
Biologics
     We develop and produce biopharmaceutical proteins for use as vaccines against both infectious diseases and cancer, and as tolerogens to prevent inflammatory responses in the initiation and progression of stroke and other illnesses. Our lead vaccine technology platform is based on virus-like particles (“VLPs”), which are self-assembling protein structures that resemble viruses. These are non-infectious particles that for many viral diseases have been shown in animal and human studies to make effective vaccines. VLPs closely mimic natural virus particles with repeating protein structures that can elicit broad and strong antibody and cellular immune responses, but lack genetic material required for replication. We have several ongoing development programs involving VLP vaccines addressing urgent medical needs including pandemic and seasonal influenza, HIV-1/AIDS, and SARS.
     We collaborate with governmental, commercial and leading academic institutions in development, safety testing and clinical trials. It is important to note that in almost all cases, grants, contracts and other arrangements with the federal government and agencies thereof are subject to termination at any time at the government’s discretion.
     Influenza VLP Vaccine. Every year 5 to 20% of the population of the United States suffers infection caused by influenza virus. While the severity of illness varies, influenza causes an estimated 36,000 deaths in the U.S. and some 500,000 world-wide. These seasonal outbreaks of illness have in recent years been caused by subtypes of influenza virus designated as H3N2 and H1N1. More recently, unexpected subtypes of avian origin have resulted in severe morbidity and mortality in a limited number of people. Highly pathogenic H5N1 influenza viruses are now widespread in poultry in Asia and have spread to some European countries where it has been associated with cases of human infection. Genetic reassortment between avian and human influenza subtypes, or genetic mutations may lead to the emergence of a virus capable of causing world-wide illness, a pandemic.
      All currently available influenza vaccines are produced by growing virus in hen eggs, from which the virus is extracted and further processed. This 50 year old method of production requires six to nine month lead times and significant investment in fixed production facilities, which once commissioned cannot have their capacity easily increased. The threatened shortage of vaccine in the 2004 flu season highlighted the limitations of current production methods, and the importance of increasing vaccine manufacturing capacity. It also further increased concern regarding manufacturers’ capacity to respond to a pandemic, when the number of doses of vaccine required will be higher than for seasonal flu, and the lead times even shorter. We are applying our expertise in the production of VLPs to develop vaccines for both seasonal and pandemic strains of influenza. We produce VLPs using a baculovirus expression system in insect cells, with disposable, low cost equipment that can be readily dispersed both nationally and internationally. By not requiring a fixed plant, production capacity can be increased quickly and to whatever extent is required. Lead times for production are expected to be measured in weeks not months. Proof-of-concept of the VLP approach to influenza vaccination has been obtained. In a recent study, co-expression of three genes, hemagglutinin, neuraminidase and matrix derived from the H9N2 influenza in insect cells resulted in the self-assembly of influenza H9N2 VLPs. The H9N2 VLPs exhibited hemagglutinin and neuraminidase activity and elicited protective immune responses in BALB/c mice. In view of these encouraging pre-clinical data, we have accelerated and prioritized the development of the VLP influenza vaccines. A comprehensive pre-clinical program was initiated in 2005 with the objective of conducting Phase I studies in 2006 with influenza VLP vaccines.
     HIV-1/AIDS VLP Vaccine. The human toll of AIDS is staggering and now kills more people worldwide than any other infectious disease. Nearly 40 million people are infected with HIV-1, including four to six million people who were newly infected in 2005 according to the World Health Organization (“WHO”). Under a five-year NIH grant, which was awarded in 2003, we are working with one of the leading scientific teams in the development of a second-generation AIDS vaccine. The HIV-1 vaccine candidates are based on modifications of HIV-1 proteins that are then presented in the form of highly immunogenic VLPs and rely on our knowledge and experience in manufacturing VLPs using our insect cells technology. Promising HIV-1 VLP vaccine candidates will also be formulated with Novasomes, our proprietary adjuvant technology which is designed to boost the body’s immune responses to vaccines. HIV-1 VLP vaccine candidates are currently being evaluated in small animal and non-human primate studies. If the safety and immunogenicity of novel HIV-1 VLP vaccines meets certain benchmarks, clinical studies in humans will be run in collaboration with the government.
     SARS VLP Vaccine. In 2005, the NIH awarded us a $1.1 million, three-year grant to develop a vaccine to prevent Severe Acute Respiratory Syndrome. SARS is a severe form of pneumonia, accompanied by a fever and caused by a coronavirus. WHO has reported over 8,000 SARS cases with nearly 800 deaths since the first case of SARS was reported in February 2003. Our SARS VLP vaccine is also based on the production of coronavirus-like VLPs in insect cells and will be tested first in animal models for safety and ability to protect against disease and death.

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
     We have produced two anti-cancer vaccines for the treatment of melanoma in collaboration with the National Cancer Institute and delivered these for testing in human clinical trials. We believe cancer vaccines that are presented to the immune system in an effective manner have great promise in the treatment of this often deadly form of skin cancer. The first vaccine is in a Phase I clinical trial conducted by the NCI and the National Institutes of Health and the second is anticipated to begin trials in 2006.
     Hepatitis E Vaccine. Hepatitis E is the most prevalent form of acute hepatitis in the developing world. Hepatitis E is transmitted through contaminated water and is indistinguishable from the disease caused by the Hepatitis A virus. The disease is rarely fatal, although the risk of death and the intensity of the illness increase with age, with pregnant women being at a particularly high risk.
     In collaboration with the National Institute of Allergy and Infectious Disease, Walter Reed Army Institute for Research, and GlaxoSmithKline Pharmaceuticals, we have developed vaccines to prevent hepatitis caused by the Hepatitis E virus. The recombinant Hepatitus E vaccine produced by us is in Phase III clinical trials conducted by GlaxoSmithKline. GlaxoSmithKline has commercial rights and we will share royalties with the NIH, if marketed.
     E-Selectin Tolerogen. In collaboration with the National Institute of Neurological Disorders and Stroke we have been developing E-selectin-based molecularly-derived products for the prevention of strokes. In September 2002, a published report in the professional journal Stroke provided experimental evidence on prevention of stroke in stroke-prone rats. These results provided supportive evidence that E-selectin tolerization may help in the prevention of strokes and other illness where inflammatory and immune responses are involved in the initiation and progression of disease. We were awarded a government contract for the pre-clinical development and manufacture of E-selectin for Phase I clinical trials to be run by the National Institute of Neurological Disease and Stroke and the NIH.
     Novasome Adjuvant Program. Adjuvants are agents that enhance the immune response generated by antigens. As a consequence, smaller amounts of antigen can elicit the desired immune response, referred to as an antigen sparing effect. In addition, adjuvants may elicit responses from multiple components of the immune system leading to an improved level of immunity and protection. Novasomes, our proprietary adjuvants, are currently being evaluated in both the influenza and the HIV-1/AIDS VLP vaccine programs. Preclinical data have demonstrated an encouraging degree of improvement in immune responses with a variety of antigens. If warranted by future studies, Novasomes will be included in human studies of our VLP vaccines.
Formulation Science
     The formulations group is committed to the creation and development of innovative and effective technologies for enhancing the performance of Active Pharmaceutical Ingredients (“APIs”) that are approved by the FDA. The key drivers for these research programs are those therapeutic segments and clinical conditions that can not be satisfied by the conventional dosage forms.
     We have three drug delivery platform technologies:
•	Micellar Nanoparticles: This is a nanotechnology-based, lotion-like formulation that has achieved a significant break-through in transdermal therapeutics. Upon topical application, an MNP formulation deposits the API in both a readily-available solution form as well as in a long-acting particulate depot form onto the skin. The inactive ingredients used in the formulation not only help in forming an occlusive barrier that acts as a pseudo-patch, but also drives the drug into the systemic circulation. Unlike conventional passive transdermal delivery systems such as patches, gels, and creams with chemical permeation enhancers, the MNPs have been shown to accommodate and deliver a wide spectrum of drugs having diverse lipophilicities (i.e., affinities for a hydrophobic or oil phase), molecular weights, melting points, and dosages.

•	Novasomes: These are non-phospholipid-based, proprietary vesicular structures that can be either used for delivery of drugs or as vaccine adjuvants. Typically, Novasomes can be utilized for encapsulation of both hydrophilic and lipophilic drugs. The formulation design enhances deposition and retention of the active ingredients within the superficial skin layers (epidermis) but limits their passage into the systemic circulation. Novasomes, when formulated as vaccine adjuvants for co-administration with a vaccine preparation, have demonstrated a significantly improved immunogenicity profile.

•	Sterisomes: These represent a depot-forming sterile dosage form that can effectively prolong the delivery of the drugs over time periods of up to a few weeks. The proof-of-concept has been demonstrated with testosterone in our ANDRO-Ject product candidate.
     The focus of our product development is transdermal delivery – both from a traditional and a non-traditional perspective. Traditionally, this route of administration is known to offer therapeutic benefits like avoiding hepatic first pass metabolism, overcoming stability and toxicity issues related to oral administration, and has been viewed as a non-invasive pathway to achieve drug transport into the systemic circulation through topical application. It is generally accepted that the best drug candidates for transdermal delivery are non-ionic, lipophilic and potent and have a low molecular weight and a low melting point. Our first set of product candidates falls in this category, which includes testosterone, nicotine, fentanyl, clonidine, loratadine and oxybutynin.
     ESTRASORB, our topical estradiol replacement lotion validates the MNP-based transdermal technology. This product is unique in that it is the first commercial nanoparticle-based transdermal pharmaceutical product. ESTRASORB has undergone the complete product development-to-commercialization cycle and was licensed to Esprit Pharma, Inc. in October 2005. ANDROSORB, a topical testosterone replacement lotion, is the second product in our pipeline and is poised for evaluation in Phase II clinical trials.
     Our belief in the MNP technology as a unique transdermal delivery vehicle has prompted us to expand the scope of this technology by using non-traditional, but logical, choices of APIs, such as cetirizine, naltrexone, raloxifene, and alendronate which create a more technically challenging developmental program with a potentially higher value.
     As we are expanding our pipeline, we have proven our capabilities to not only deliver a variety of APIs across the skin but also to modulate their positioning within different layers of the skin and hence tailor the rate and extent of bioavailability – whether systemic or local. Our efforts to design improved topical formulations using MNP technology have resulted in a novel preparation of acyclovir designed to attain significantly higher skin concentrations and higher flux of the drug compared to the commercial product.
     The next development level of the MNP technology comes from such other routes of administration, as oral, rectal, nasal and vaginal. We are exploring the oral route using water-insoluble drugs that show poor bioavailability – like fenofibrate, sirolimus and cyclosporine. The pre-clinical results obtained for one of the candidates have been very promising as a proof-of-principle and generating more data on this high-value product line is our priority for 2006.
     The MNP platform addresses several issues related to product development:
•	Ability to formulate APIs with a wider range of physicochemical parameters compared to traditional transdermal drug delivery technologies.

•	Rapid and reliable product development, optimization, and screening.

•	Simplified, quick, and cost-effective regulatory approval route via 505(b)2 approval.
     Our in-house manufacturing capabilities, which include batch sizes up to one metric ton, inexpensive costs of raw materials and manufacturing processes increase the value of the MNP-based technology as a route for extending the product life cycle for a number of drugs.
     The following table includes drug candidates that we are currently formulating using MNP technology:

Research and Development Funding
     Total externally contracted research and development costs were $1.8 million in 2005, $1.7 million in 2004 and $1.3 million in 2003. Total internally-sponsored research and development costs were $3.3 million in 2005, $5.6 million in 2004 and $8.8 million in 2003. Our manufacturing start-up costs related to preparing our manufacturing facility for commercial production of ESTRASORB were included in research and development until April 2004, at which time the manufacturing costs have been included in cost of sales and inventory. Total manufacturing start-up costs related to ESTRASORB included in research and development were $1.7 million in 2004 and $5.4 million in 2003. Further development costs of $0.2 million for ESTRASORB were included in 2005 internally- sponsored research and development costs.
Manufacturing
     We have three cGMP manufacturing sites. The descriptions of the three sites are as follows:
•	We have a state-of-the-art, 24,000 square foot manufacturing facility situated within a Cardinal Health, Inc. facility in Philadelphia, Pennsylvania. It is staffed by our employees and operates under our quality system. ESTRASORB, our commercial product, is being manufactured at this facility. There have been no adverse 483 observations from FDA inspections associated with the production of ESTRASORB. A portion of this facility is being renovated in order to accommodate the manufacture of multiple clinical trial materials for both client and internal projects. We are in the process of obtaining a Drug Enforcement Administration license to allow us to manufacture controlled substances.

•	We have a manufacturing facility located in Rockville, Maryland with our biological group. This facility is dedicated to our vaccine business and is capable of manufacturing both pre-clinical and clinical trial materials. The facility is nearing completion on a renovation of cGMP suites which will incorporate Wave Biotech’s disposable cell culture technology to support the manufacturing of our pandemic avian influenza virus vaccine and other biological products.

•	Our manufacturing facility in Pacific Grove, California is part of our drug delivery research group and is capable of producing Phase I and II clinical trial materials. It has a DEA license in place to permit the manufacture of controlled substances.
     We have the quality infrastructure to support release testing and stability evaluation of cGMP materials. We also have the regulatory support to ensure full compliance with FDA and other regulatory authorities.

Competition
Technologies
     The biopharmaceutical industry is intensely competitive and is characterized by rapid technological progress. We compete in two primary technology areas – vaccines and novel transdermal pharmaceutical delivery.
     We compete in a competitive and capital intensive vaccine arena. Our technology is based upon utilizing the baculovirus expression system in insect cells to make VLPs. We believe this system offers many advantages when compared to other technologies and is uniquely well suited for developing pandemic and seasonal influenza vaccines. The table below provides a list of key competitors and corresponding influenza vaccine technologies.

Company	Competing Technology Description
Sanofi Pasteur, Inc.	Inactivated sub-unit – egg based
Medimmune Vaccines, Inc.	Nasal, live attenuated – cell based
GlaxoSmithKline Biologicals	Inactivated – egg based
Chiron Corporation	Inactivated sub-unit – egg based
Protein Sciences Corporation	Recombinant hemagglutinin
Powdermed ltd.	DNA vaccine
Merck & Co., Inc.	Novel vaccines
     The transdermal drug delivery arena is highly competitive with a broad array of passive and active transdermal drug delivery technologies. Our technologies include MNPs, Novasomes and Sterisomes. The MNP technology which is the basis for our FDA- approved product ESTRASORB competes with a number of companies and technologies. The following table highlights several competitors and their corresponding technologies.

Company	Competing Technology Description
Noven Pharmaceuticals	Passive transdermal patches
Antares Pharma, Inc.	Passive topical gels
Acrux Limited	Passive metered dose transdermal spray
Solvay Group	Passive topical gels
Alza Corporation	Active transdermal – microprojection enhanced permeation, electrotransport
Transpharma Medical Ltd.	Active transdermal – radio-frequency enhanced permeation
Altea Therapeutics Corporation	Active transdermal – thermally enhanced permeation
New and Existing Products
     We are currently completing the development of a prenatal vitamin product platform that we intend to outsource for commercialization. The prenatal vitamin market is very fragmented with many competitors. A number of larger companies with greater resources sell prenatal vitamins, including KV Pharmaceuticals, First Horizon Pharmaceuticals, Mission Pharmacal Company and several other branded and generic manufacturers. The competition to develop new prenatal vitamins is also intense. There is no guarantee that we will successfully complete the development of the prenatal vitamin product platform or successfully outsource the product for commercialization.
     We compete with specialty biopharmaceutical firms and large pharmaceutical companies in the United States, Europe and elsewhere that are engaged in the discovery, development and marketing of hormone therapies, and other products that do or could compete with our currently marketed products and product candidates. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

     In 2005, we licensed ESTRASORB to Esprit Pharma, Inc. In addition to up-front payments, the agreement allows us to obtain milestone payments and royalties for future sales of ESTRASORB in the North American market. The estrogen therapy market is highly competitive, well-established and includes many products marketed by major pharmaceutical companies. The oral segment, which accounts for over 75% of the estrogen therapy market, is dominated by Wyeth’s Premarin®, an oral estrogen tablet. Wyeth commits significant resources to promoting its portfolio of estrogen products and has a dominant presence with healthcare professionals that utilize oral estrogen therapy products. Further, we compete with Wyeth and numerous other companies marketing oral products, including manufacturers of generic 17 ß-estradiol. Gynodiol, our marketed oral estrogen therapy product also competes in the crowded, competitive oral estrogen therapy market. Transdermal estrogen therapy products (patches) currently account for approximately 15% of the estrogen therapy market. Patch products are well accepted and many, such as Vivelle DOT®, have been marketed for several years. Solvay Pharmaceuticals, a large international pharmaceutical company, recently introduced an ethanol-based gel product, Estrogel, that is directly competing with ESTRASORB. In addition to the currently approved and marketed products, several estrogen therapy products are in development.
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
     Prior to the sale of our prenatal vitamin product line to Pharmelle, LLC this line generated $0.9 million of sales in 2005, $2.3 million of sales in 2004 and $5.7 million in 2003. Prior to the sale of AVC Cream to Pharmelle, LLC this product generated $0.7 million of sales in 2005, $0.9 million in 2004 and $1.8 million in 2003. ESTRASORB generated $2.0 million of sales in 2005 and $1.8 million in 2004. Gynodiol generated $0.9 million of sales in 2005, $1.0 million in 2004 and $2.2 million in 2003.
Patents and Proprietary Information
     We currently have 57 U.S. patents and corresponding foreign patents and patent applications relating to vaccines, biologics, and drug delivery systems and applications for various biological and chemical uses. We have pending U. S. patent applications in both the United States and worldwide covering the composition, manufacture and use of our organized lipid structures and related technologies. A current U.S. patent issued in 1997 covers our MNP technology and methods of their production. In addition, the company continues to build upon its technology portfolio and file appropriate intellectual property disclosures and patent applications.
     Consistent with statutory guidelines issued under the Federal Technology Transfer Act of 1986 designed to encourage the dissemination of science and technology innovation and provide sharing of technology that has commercial potential, our collaborative research efforts with the U.S. government and with other private entities receiving federal funding provide that developments and results will be freely published, that information or materials supplied by us will not be treated as confidential and that we will be required to negotiate a license to any such developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost, or that such developments and results will not be made available to our competitors on an exclusive or nonexclusive basis.
Government Regulations
     Our research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to regulation for safety and efficacy by the FDA in accordance with the Food, Drug and Cosmetic Act.
     The steps required before new products for use in humans may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an Investigational New Drug application, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application for a new drug and (v) FDA approval of the New Drug Application or Product License Application prior to any commercial sale or shipment of the product. Preclinical tests include laboratory evaluation of product formulation and animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to current good manufacturing practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices.

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
     We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Additionally, for formulations containing controlled substances, we are subject to DEA regulations.
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
Government Relations
     In 2005, we formed a Government Relations Committee, led by former United States Representative from Virginia, John O. Marsh, Jr., a director of the company since 1991. The purpose of the committee is to monitor legislative and regulatory initiatives and guide management of the company in pursuing research and development funding specifically relating to vaccines as well as our other current and future products and product development efforts. The committee also will be responsible, among other things, for assisting management of the company in communicating, working with and educating local, regional and national legislators and regulators on the efforts of, and issues of interest to us. In 2005, the Executive Branch of the U.S. federal government proposed several billion dollars in funding to address the threat of an avian influenza pandemic. The majority of proposed funding, $6.6 billion, will be allocated to the Department of Health and Human Services which will be used for vaccine, antiviral drugs, surveillance activities, state and local preparedness, and general research and development. We intend to pursue appropriate government funding opportunities as the company believes that it has vaccine technologies uniquely suited for addressing specific challenges related to avian influenza.
Employees
     We currently have 47 full-time employees and 5 part time employees for a total of 52, 31 of whom are employed in research and development. Of those 31 employees in research and development, nine have earned Ph.D. degrees and two are medical doctors. We have no collective bargaining agreement with our employees and believe that our employee relations are good.
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

Item 1A. Risk Factors
     You should carefully consider the following risk factors in evaluating our business. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual report on Form 10-K for the 2005 fiscal year.
     We have repositioned ourselves from a specialty biopharmaceutical company to a biopharmaceutical company and face all the risks inherent in the implementation of a new business strategy.
     In conjunction with the sale of our prenatal and related product lines and the grant of an exclusive North American license to our lead product ESTRASORB, we have changed the focus of the company from the development and commercialization of specialty pharmaceutical products to the research and development of new products using our proprietary drug delivery and biological platforms. We cannot predict whether we will be successful in implementing our new business strategy.
     We intend to focus our research and development activities on areas in which we have particular strengths and on technologies that appear promising. These technologies often are on the cutting edge of modern science. As a result, the outcome of any research or development program is highly uncertain. Only a very small fraction of these programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to market and sell, a product candidate. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious, or that it raises safety concerns or has other side effects that outweigh the intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials will likely lead to increased investment, adversely affecting short-term profitability, to bring such products to market. Even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product, which may result in regulatory approvals being suspended, limited to narrow indications or revoked, or which may otherwise prevent successful commercialization.
     We must identify products and product candidates for development with our technologies and establish successful government and third-party relationships.
     Our long-term ability to generate product-related revenue depends in part on our ability to identify products and product candidates that may utilize our drug delivery and biological technologies. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to license our technologies for development of their products or product candidates. We may be unable to license our technologies to third parties for a number of reasons, including:
•	an inability to negotiate license terms that would allow us to make an appropriate return from resulting products;

•	an inability to identify suitable products or product candidates within, or complementary to, our areas of expertise; or

•	an unwillingness on the part of competitors to utilize the technologies of a competing company or disclose the existence or status of new products or products candidates under development.
     Our near and long-term viability will also depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies and government agencies. Establishing strategic collaborations and obtaining government funding are difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position; government agencies may reject contract or grant applications based on their assessment of public need, the public interest and our products’ ability to address these areas. If we fail to establish a sufficient number of collaborations or government relationships on acceptable terms, we may not generate sufficient revenue.

     Even if we successfully establish new collaborations or obtain government funding, these relationships may never result in the successful development or commercialization of any product candidates or the generation of any sales or royalty revenue. Reliance on such relationships also exposes us to a number of risks. We may not have the ability to control the activities of our partners and cannot assure you that they will fulfill their obligations to us, including with respect to the license, development and commercialization of products and product candidates, in a timely manner or at all. We cannot assure you that such partners will devote sufficient resources to our products and product candidates or properly maintain or defend our intellectual property rights; we also can give no assurances that our partners will not utilize such rights in such a way as to invite or cause litigation. Any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of products and product candidates, and affect our ability to realize product revenues. Disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals, and commercialization activities. If we or our partners fail to maintain our existing agreements or in the event we fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our current limited sales, marketing and distribution capabilities, significantly delay the commercialization of products and product candidates.
     Our success depends on our ability to maintain the proprietary nature of our technology.
     Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets, including our proprietary drug delivery and biological technologies. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or letting third parties infringe our rights. We currently have 57 U.S. patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.
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
     We have limited financial resources and we are not certain that we will be able to obtain financing to maintain our operations or to fund the development of future products.
     Over the next few years we may not generate revenues from product sales, licensing fees, royalties, milestones, contract research and other sources in an amount sufficient to fund our operations, and we will therefore use our cash resources and could require additional funds to maintain our operations, continue our research and development programs, commence future preclinical and clinical trials, seek regulatory approvals and market our products. We will seek such additional funds through public or private equity or debt financings, collaborative arrangements and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure or programs, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of existing stockholders’ percentage ownership in the company. These future offerings also could have a material and adverse effect on the price of our common stock.

     We have a history of losses and our future profitability is uncertain.
     Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at December 31, 2005 was $141.9 million. Our net revenues for the last three years were $7.4 million in 2005, $8.3 million in 2004 and $11.8 million in 2003. We have received a limited amount of product-related revenue from research contracts, licenses and agreements to provide vaccine products, services and adjuvant technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in other significant revenues to offset our expenses. Our net losses for the last three years were $11.2 million in 2005, $25.9 million in 2004 and $17.3 million in 2003.
     Our losses have resulted from research and development expenses, sales and marketing expenses for ESTRASORB, protection of our intellectual property and other general operating expenses. Our losses increased due to the launch of ESTRASORB as we expanded our manufacturing capacity and sales and marketing capabilities, and may increase as and when we conduct additional and larger clinical trials for our product candidates. Therefore, we expect our cumulative operating loss to increase until such time, if ever, product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.
     Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.
     The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug and chemical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial and technical resources, experience and expertise in:
•	research and development;

•	pre-clinical testing;

•	clinical trials;

•	regulatory processes and approvals;

•	production and manufacturing; and

•	sales and marketing of approved products.
     Large and established companies such as Merck & Co., Inc., GlaxoSmithKline PLC, Chiron Corp. and MedImmune Inc., among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and trials, obtaining regulatory approvals to market products, and manufacturing such products on a broad scale.
     Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical or other companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeeds in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.
     In order to effectively compete, we will have to make substantial investments in sales and marketing or partner with one or more established companies. There is no assurance that we will be successful in gaining significant market share for any product or product candidate. Our technologies and products also may be rendered obsolete or noncompetitive as a result of products introduced by our competitors to the marketplace more rapidly and at a lower cost.

     The return on our investment in ESTRASORB depends in large part on the success of our relationship with Esprit and our ability to manufacture the product.
     In October 2005, we entered into a License Agreement and a Supply Agreement with Esprit Pharma for ESTRASORB. Under the License Agreement, we granted Esprit exclusive rights to market ESTRASORB in North America. In consideration for such rights, Esprit will pay $12.5 million within the first year as well as sales-based milestone payments, and Novavax also is entitled to receive a royalty on all future net sales of ESTRASORB.
     While our License Agreement with Esprit gives us some limited protections with respect to that company’s ESTRASORB marketing and sales efforts and, we believe, creates incentives for Esprit consistent with our own, we cannot control the amount and timing of the marketing efforts that Esprit devotes to ESTRASORB or make any assurances that Esprit’s promotion and marketing of ESTRASORB in North America will be successful. We do not have a history of working together with Esprit and cannot predict the success of the collaboration, nor can we give any assurances that Esprit will not reduce or curtail its efforts to market ESTRASORB because of factors affecting its business or operations beyond our control. Any loss of Esprit as a partner in the commercialization of ESTRASORB, dispute over the terms of or decisions regarding the License and Supply Agreements, or other adverse developments in our relationship with Esprit may harm our business and might accelerate our need for additional capital. We also can give no assurances that Esprit will be more successful than Novavax in gaining market acceptance of ESTRASORB. Prescription trends for ESTRASORB have not met our expectations to date and Esprit will face similar obstacles to gaining market share of the estrogen therapy market, including competition from large and established companies with similar estrogen therapy products.
     Numerous companies worldwide currently produce and sell estrogen products for clinical indications identical to those for ESTRASORB. Currently, the oral and patch product segments account for approximately 75% and 15% of the market, respectively, according to 2004 Verispan data. Wyeth commits significant resources to the sale and marketing of its product, Premarin®, in order to maintain its market leadership position. Several other companies compete in the estrogen category including Berlex Laboratories, Inc., Novartis Pharma AG and Solvay Pharmaceuticals. In particular, Solvay has introduced an alcohol-based gel product, Estrogel, which is directly competitive with ESTRASORB. These and other products sold by our competitors have all achieved a degree of market penetration superior to ESTRASORB.
     In addition, under the Supply Agreement, we are obligated to supply Esprit with ESTRASORB through the manufacture of the product at our manufacturing facility in Philadelphia, Pennsylvania. We have only limited experience with the large capacity manufacturing required for the commercial sale of a product. Although we have validated our manufacturing methods for the product with the FDA, we will remain subject to that agency’s rules and regulations regarding good manufacturing practices, which are enforced by the FDA through its facilities inspection program. Compliance with such rules and regulations requires us to spend substantial funds and hire and retain qualified personnel. We face the possibility that we may not be able to meet Esprit’s supply requirements under the agreement in a timely fashion at acceptable quality, quantity and prices or in compliance with applicable regulations. If our facility fails to comply with applicable regulations, we will be forced to utilize a third party contractor to manufacture the product. We may not be able to enter into alternative manufacturing arrangements at commercially acceptable rates, if at all. Moreover, the manufacturers we use may not provide sufficient quantities of product to meet our specifications or our delivery, cost and other requirements.
     We must utilize our manufacturing facility for products other than ESTRASORB in order to avoid operating the facility at a loss.
     Currently we are manufacturing ESTRASORB at our facility in Philadelphia and will manufacture the product at a loss until production volumes increase or we enter into additional contract manufacturing arrangements with third parties to more fully utilize the facility’s capacity. The facility is able to accommodate a much greater production schedule than its currently schedule, and offset the fixed costs related to the manufacturing process and facility. Until we increase production of ESTRASORB or enter into such contract manufacturing arrangements for sufficient quantities, the cost of products sold percentages will continue to be unusually high and we will continue to manufacture the product at a loss. In addition, while the company was successful in negotiating a substantial reduction in its monthly rent for the facility during 2005, such reductions will expire in the summer of 2006 and the company expects lease costs to increase, potentially by a material amount. Although we are working to design alternative packaging solutions to further streamline production and lower costs of production, there can be no assurances that such efforts will result in meaningful cost savings or otherwise be successful.

     We have not completed the development of products other than ESTRASORB and we may not succeed in obtaining the FDA approval necessary to sell additional products.
     The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. ESTRASORB is the only product developed by the company to have been approved for sale in the United States. Approval outside the U.S. may take longer or may require additional clinical trials. Our product candidate ANDROSORB has completed Phase I human clinical studies. Additional product candidates are in preclinical laboratory or animal studies.
     Before applying for FDA approval to market any new drug product candidates, we must first submit an IND that explains to the FDA the results of pre-clinical testing conducted in laboratory animals and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the drug on humans. We must then conduct Phase I studies and larger-scale Phase II and III human clinical trials that demonstrate the safety and efficacy of our products to the satisfaction of the FDA. Once these trials are complete, an NDA can be filed with the FDA requesting approval of the drug for marketing.
     Vaccine clinical development follows the same general pathway as for drugs and other biologics. A sponsor who wishes to begin clinical trials with a vaccine must submit an IND describing the vaccine, its method of manufacture and quality control tests for release. Pre-marketing (pre-licensure) vaccine clinical trials are typically done in three phases. Initial human studies, referred to as Phase I, are safety and immunogenicity studies performed in a small number of closely monitored subjects. Phase II studies are dose-ranging studies and may enroll hundreds of subjects. Finally, Phase III trials typically enroll thousands of individuals and provide the critical documentation of effectiveness and important additional safety data required for licensing.
     If successful, the completion of all three phases of clinical development can be followed by the submission of a Biologics License Application. Also during this stage, the proposed manufacturing facility undergoes a pre-approval inspection during which production of the vaccine as it is in progress is examined in detail. Vaccine approval also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents, and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, many vaccines undergo Phase IV studies after a BLA has been approved and the vaccine is licensed and on the market.
     These processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our products to the satisfaction of such regulatory authorities. Regulatory authorities may also require additional testing and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do so without conducting further clinical studies. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved drugs may not be approved, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our product candidates, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our drug candidates are not approved, our ability to generate revenues may be limited and our business will be adversely affected.
     We may fail to obtain regulatory approval for our products on a timely basis or comply with our continuing regulatory obligations after approval is obtained.
     Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete our clinical trials and our applications for marketing approval will depend on several factors, including the following:
•	the rate of patient enrollment and retention, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the nature of the protocol;

•	Institutional Review Board approval of the protocol and the informed consent form;

•	prior regulatory agency review and approval;

•	our ability to manufacture or obtain sufficient quantities of materials for use in clinical trials;

•	negative test results or side effects experienced by trial participants;

•	analysis of data obtained from preclinical and clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent regulatory approval;

•	changes in the policies of regulatory authorities for drug or vaccine approval during the period of product development; and

•	the availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications.
     We have limited experience in conducting and managing the preclinical and clinical trials necessary to obtain regulatory marketing approvals. We may not be able to obtain the approvals necessary to conduct clinical studies. We also face the risk that the results of our clinical trials may be inconsistent with the results obtained in preclinical studies or that the results obtained in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the specialty biopharmaceutical and product development industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing. If regulatory approval of a drug is granted, such approval is likely to limit the indicated uses for which it may be marketed.
     Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product will be subject to continuing regulatory review, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. Failure to comply with any post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.
     We also may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered and we cannot assure you that newly discovered or developed safety issues will not arise following any regulatory approval. With the use of any drug by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself, and only if the specific event occurs with some regularity over a period of time does the drug become suspect as having a causal relationship to the adverse event. Any safety issues could cause us to suspend or cease marketing of our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues and our financial condition.
     Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.
     As of December 31, 2005, we had $30.5 million of outstanding indebtedness. Our substantial amount of outstanding indebtedness could have significant consequences. For example, it:
•	could increase our vulnerability to general adverse economic and industry conditions;

•	requires us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

•	could limit our flexibility in planning for, or reacting to, changes in our business and the industry, which may place us at a competitive disadvantage compared with competitors that have less indebtedness; and

•	could limit our ability to obtain additional funds, even when necessary to maintain adequate liquidity.
     We may incur additional indebtedness for various reasons, which would increase the risks associated with our substantial leverage.

Health care insurers and other payors may not pay for our products or may impose limits on reimbursement.
     Our ability and the ability of our licensees to successfully commercialize ESTRASORB and future products will depend, in part, on the extent to which reimbursement for such products will be available from third-party payors such as Medicare, Medicaid, health maintenance organizations, health insurers and other public and private payors. If we succeed in bringing products to the market, we cannot be assured that third-party payors will pay for such products or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. For example, ESTRASORB currently is being sold as an outpatient prescription drug. Medicare does not cover the costs of most outpatient prescription drugs. We expect that over time ESTRASORB will be treated the same as other estrogen therapy products with respect to government and third-party payor reimbursement, however, additional time is required to increase the number of payors who currently accept our product for reimbursement. There can be no assurance that ESTRASORB will receive similar reimbursement treatment.
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
     In 2002, pursuant to our 1995 Stock Option Plan, we approved the payment of the exercise price of options by two of our directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate principal amount of approximately $1.5 million, secured by a pledge of the underlying shares. As of December 31, 2005, accrued interest receivable related to the borrowing was $284,000. In addition, in 2002 we executed a conditional guaranty of a brokerage margin account for a director in the amount of $500,000. Due to heightened sensitivity in the current environment surrounding related-party transactions, these transactions could be viewed negatively in the market and our stock price could be negatively affected. Our corporate governance policies have been revised and our 2005 Stock Incentive Plan prohibits any additional loans or guarantees to directors.
     The price of our common stock has been and may continue to be volatile.
     Historically, the market price of our common stock has fluctuated over a wide range. In fiscal year 2005, our common stock traded in a range from $0.70 to $6.01. It is likely that the price of our common stock will fluctuate in the future. The market prices of securities of small-capitalization, specialty biopharmaceutical companies, including ours, from time to time experience significant price and volume fluctuations unrelated to the operating performance of these companies. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including:
•	our ability to obtain government contracts to develop vaccines and other biological products and technologies;

•	governmental agency actions including the FDA’s determination with respect to new drug applications for new products;

•	our ability to obtain financing; and

•	our ability to develop additional products, including biologicals and vaccines.
     In addition, the occurrence of any of the risks described in Items 1A could have a material and adverse impact on the market price of our common stock.
     The conversion of our outstanding convertible debt, and the issuance of shares of our common stock upon conversion or exercise of preferred stock and/or warrants or in future offerings would cause dilution of existing security holders’ interests in the company and may cause the price of our common stock to go down.
     As of December 31, 2005, we had outstanding convertible notes in the aggregate principal amount of $29,000,000 that as of such date were convertible into an aggregate of 5,215,827 shares of our common stock. The issuance of shares of our common stock upon conversion of such notes, as well as in connection with future capital raising activities, would cause immediate and potentially substantial equity dilution for existing stockholders and the price of our common stock could be subject to significant downward pressure.
     We have never paid dividends on our capital stock, and we do not anticipate paying any such dividends in the foreseeable future.
     We have never paid cash dividends on our common stock. We currently anticipate that we will retain all of our earnings for use in the development of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our existing and any future debt may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock would be the only source of gain for stockholders until dividends are permitted and paid.
     Provisions of our Certificate of Incorporation and By-laws, Delaware law, and our Shareholder Rights Plan could delay or prevent the acquisition of the company, even if such acquisition would be beneficial to stockholders, and could impede changes in our Board.
     Provisions of Delaware corporate law and our organizational documents could hamper a third party’s attempt to acquire, or discourage a third party from attempting to acquire control of, the company. Moreover, our shareholder rights plan empowers our Board to delay or negotiate, and thereby possibly thwart, any tender offer or takeover attempt the Board opposes. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions also could limit the price investors are willing to pay in the future for our securities and make it more difficult to change the composition of our Board in any one year. These provisions include the right of the Board to issue preferred stock with rights senior to those of the common stock without any further vote or action by stockholders, the existence of a staggered Board with three classes of directors serving staggered three-year terms, advance notice requirements for stockholders to nominate directors and make proposals, and a Delaware statutory provision prohibiting certain transactions between Novavax and interested stockholders.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
     We have current operations in four leased facilities. We lease approximately 32,900 square feet for administrative office space, research and development and future product development activities at our corporate headquarters in Malvern, Pennsylvania. We lease approximately 11,700 square feet at our facility in Rockville, Maryland for contract vaccine research, development and manufacturing of Phase I products and we are currently reviewing alternatives to expand the Rockville facility to accommodate planned requirements for our avian and pandemic flu efforts. We have another approximately 2,800 square foot facility in Pacific Grove, California for new product research and development activities. Our manufacturing facility for ESTRASORB and other contract manufacturing is in Philadelphia, Pennsylvania where we lease approximately 24,000 square feet of manufacturing space. The lease of our former administration offices in Columbia, Maryland expires in October 2006.

     A summary of our current facilities is set forth below.

	Approximate
Property Location	Square Footage	Purpose
Malvern, Pennsylvania	32,900	Corporate headquarters and future product development activities
Rockville, Maryland	11,700	Vaccine research and development activities and office space
Pacific Grove, California	2,800	Research and development activities
Philadelphia, Pennsylvania	24,000	Manufacturing and packaging facility with office space
Columbia, Maryland	12,000	Prior corporate headquarters; lease expires October 2006; currently attempting to sublease
Item 3. Legal Proceedings
     We are a defendant in a lawsuit filed in December 2003 by a former director alleging that we wrongfully terminated the former director’s stock options. We believe that the termination and cancellation of the options were in accordance with the terms of the option agreements, following his termination for cause by a former parent company, IGI, Inc., and we believe the lawsuit is without merit and we are vigorously defending the claim. The lawsuit is currently scheduled for trial in April 2006 in Atlantic County, New Jersey. We cannot reasonably estimate the liability, if any, related to this claim, or the likelihood of an unfavorable settlement. Accordingly, no liability related to this contingency is accrued in the consolidated balance sheet as of December 31, 2005. An unfavorable settlement, however, may have a material adverse impact on future operating results.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
     Our common stock ($.01 par value) is traded on the Nasdaq National Market under the symbol NVAX. The following table sets forth, for the periods presented, the high and low sales prices for our common stock.

Quarter Ended	High	Low
December 31, 2005	$6.01	$1.67
September 30, 2005	2.56	0.70
June 30, 2005	1.64	1.13
March 31, 2005	3.35	1.35
December 31, 2004	$4.10	$2.98
September 30, 2004	5.71	2.88
June 30, 2004	6.47	4.11
March 31, 2004	6.99	5.15
     Our common stock was held by approximately 12,500 stockholders of record as of February 28, 2006. We have never paid cash dividends on our common stock. We currently anticipate that we will retain all of our earnings for use in the development of our business and do not intend to pay any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities
     During the 2005 fiscal year, the Company issued unregistered shares of its common stock to two individuals. In August 2005, the Company issued 50,000 shares of restricted common stock to its former Chairman of the Board, Denis M. O’Donnell, M.D., in connection with his separation from the Company as an employee. He agreed to pledge such shares to the broker of his margin account to secure a debt guaranteed by the Company.
     Also in August 2005, the Company issued 250,000 shares of restricted common stock to Nelson M. Sims, the Company’s former President, Chief Executive Officer and director, in connection with his separation from the Company. In accordance with his separation agreement, Mr. Sims agreed to the cancellation of all then-outstanding options and other rights to purchase shares of the Company. In exchange, Mr. Sims received his salary through the date of resignation and reimbursement of certain expenses. The Company also agreed to pay him severance benefits, part of which included the 250,000 shares of restricted common stock.
     In each case, the Company issued such shares in reliance on an exemption from registration under the Securities Act of 1933, as amended, predicated on such shares being issued in a private placement transaction.
Securities Authorized for Issuance under our Equity Compensation Plans
     See Part III, Item 12.
Issuer Purchases of Equity Securities
     During the fourth quarter of the fiscal year ended December 31, 2005, neither the Company nor any affiliated purchaser of the Company purchased shares of the Company’s common stock.

Item 6.	Selected Financial Data
     The selected financial data set forth below has been derived from our audited consolidated financial statements. This information should be read in conjunction with the financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 herein, and in Item 1A “Risk Factors”, and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2001	2002	2003	2004	2005
	(amounts in thousands, except share and per share information)
Statements of Operations Data:
Revenues	$24,066	$15,005	$11,785	$8,260	$7,388
Loss from operations	(9,255)	(21,558)	(16,054)	(24,464)	(9,171)
Net loss	(9,745)	(22,697)	(17,273)	(25,920)	(11,174)
Basic and diluted per share information:
Loss applicable to common stockholders	$(0.43)	$(0.93)	$(0.58)	$(0.70)	$(0.26)
Weighted average number of shares outstanding	22,670,274	24,433,868	29,852,797	36,926,034	42,758,302

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheets Data:
Total current assets	$25,027	$6,242	$32,062	$23,937	$37,611
Working capital	18,030	378	27,226	15,361	32,735
Total assets	67,115	57,505	84,159	77,993	84,382
Long term obligations	30,000	41,103	41,100	35,970	29,678
Stockholders’ equity	27,493	8,073	35,944	33,281	49,652
Summarized Quarterly Financial Information for the Fiscal Years ended December 31, 2005 and 2004:

	Quarter Ended
	(in thousands except per share data)
	Unaudited
	March 31	June 30	September 30	December 31
2005
Revenues	$962	$2,315	$1,867	$2,244
Cost of products sold	1,979	2,027	1,068	717
Excess inventory costs over market	––	––	––	1,519
Research and development costs	1,222	1,377	1,161	1,315
Selling and marketing	4,057	1,844	930	89
General and administrative	2,121	2,294	1,694	2,005
Facility exit costs	––	(2)	107	––
Gain on sales of product assets	––	––	(856)	(10,109)
Net income (loss)	(8,886)	(5,716)	(2,727)	6,155
Net income (loss) per share	$(.22)	$(.14)	$(.06)	$.13

2004
Revenues	$3,220	$3,005	$(11)	$2,046
Cost of products sold	263	1,501	364	1,362
Research and development costs	3,047	1,229	1,552	1,541
Selling and marketing	2,774	5,556	8,931	6,327
General and administrative	2,032	2,059	1,901	2,724
Facility exit costs	––	––	723	––
Gain on redemption of debt	––	––	(11,162)	––
Net loss	(5,258)	(7,717)	(2,657)	(10,288)
Net loss per share	$(.15)	$(.22)	$(.07)	$(.26)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     All forward-looking statements contained in this annual report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.
Overview
     During 2005, Novavax successfully transitioned from a specialty pharmaceutical company, which included the sales and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company leveraging our proprietary technologies in vaccines, adjuvants, and drug delivery. We are now focused on creating differentiated, value-added pharmaceutical and vaccine products and licensing them at various stages of development to realize their value. Our drug delivery technologies include our Micellar Nanoparticle (“MNP”) technology, which is the basis for the development of our first FDA approved product, ESTRASORB®. In addition to MNP, our drug delivery technologies include Novasomes® (paucillamellar non-phospholipid liposomes) and Sterisomes®. Our vaccine technologies include functional virus-like particle (“VLP”) manufacturing utilizing the baculovirus expression system in insect cells as well as novel vaccine adjuvants based on Novasomes and dendrimer technologies.
     Currently, our main focus is to develop a vaccine against a potential avian influenza pandemic, using our VLP vaccine technology. VLPs are genetically-engineered particles that imitate the important three-dimensional structures of viruses but are composed of recombinant proteins and therefore are believed incapable of causing infection and disease. Our proprietary production technology employs insect cells rather than eggs. We can more rapidly produce a safe, effective low-cost vaccine as compared with the labor-intensive egg-based process. Key advantages of the technology are the ability to rapidly respond to emerging threats of new strains and a reduced risk of allergic reaction. A proof-of-concept study, conducted in collaboration with the NIH and CDC, demonstrated that a recombinant VLP vaccine against the H9N2 strain of avian influenza reduced disease morbidity in mice against a live challenge of the H9N2 virus when compared with unvaccinated animals. This study is the basis for the development of VLP vaccines against the H5N1 strain of avian and human seasonal influenza. In addition, the company is studying the applicability of its proprietary adjuvants in conjunction with the VLP vaccines to improve immunogenicity of the vaccine. Other projects in development using our proprietary VLP technology include vaccines for HIV, SARS and seasonal influenza. We are also developing E-Selectin tolerogen for the prevention of secondary strokes.
     We will also continue to leverage our drug delivery technologies by developing and licensing new products based on our MNP technology. ESTRASORB, our first internally-developed product using MNP technology, is the first topical emulsion for estrogen therapy approved by the FDA for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. ESTRASORB was licensed in October 2005 to Esprit Pharma, Inc., for marketing in North America (see “Significant Transactions” below). Following the successful development of ESTRASORB, we have developed a pipeline of over ten product candidates using the MNP technology and we remain active with several pharmaceutical companies to co-develop and co-market or license these products.
Significant Transactions
License Agreement renewal with IGI, Inc.
     In December 2005, we received a $1,000,000 payment from IGI, Inc. in accordance with an option in a licensing agreement signed between the Company and IGI in December 1995. This payment gives IGI a ten year renewal on licensed technologies in specific fields and was recorded as licensing fee income for the year ended December 31, 2005.
License and Supply Agreements with Esprit Pharma, Inc. (the “Esprit Transaction”)
     In October 2005, we entered into License and Supply Agreements for ESTRASORB with Esprit Pharma, Inc. Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and we will continue to manufacture ESTRASORB.

     In consideration for the rights granted, Esprit will pay us a minimum cash consideration of $12.5 million: $2.0 million which was paid at closing, $8.0 million which was paid in December 2005, and the remaining $2.5 million will be paid on the first anniversary date of the License Agreement. We will receive a royalty on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB We also wrote off $2.2 million, the remaining net balance of its intangible asset for ESTRASORB rights at the date of the transaction. As part of this transaction, Esprit paid us $0.3 million for inventory and sales and promotional materials for which we had a book value of $0.4 million. We incurred $.02 million of fees related to this transaction and recorded a gain of $10.1 million.
Asset Purchase Agreement with Pharmelle, LLC (the “Pharmelle Transaction”)
     In September 2005, we entered into an Asset Purchase Agreement with Pharmelle, LLC for the sale of assets related to the AVC Cream and Suppositories, NovaNatal and NovaStart products, as well as assets relating to certain formerly-marketed products Vitelle, Nestabs, Gerimed, Irospan and Nessentials. The assets sold included, but were not limited to, intellectual property, the New Drug Application for AVC products, inventory and sales and promotional materials. In connection with the sale, Pharmelle agreed to assume those liabilities and obligations arising after the closing date of the transaction in connection with the performance by Pharmelle of certain assumed contracts, those liabilities and obligation arising after the closing date in connection with products sold by Pharmelle after the closing date or the operation of the business relating to such products or the assets after such date (including any product liability claims associated with such products), and all liability and responsibility for returns of the products made after the closing date, regardless of when such products were produced, manufactured or sold.
     In consideration for the sale of these assets, Pharmelle paid us $2.5 million in cash and assumed the liabilities noted above. In addition, we are entitled to royalties on AVC for a five-year period if net sales exceed certain levels. We wrote off $1.1 million, the net balance of the intangible assets related to the AVC product acquisition and $0.3 million of inventory, recorded a $0.3 million liability for future obligations and recorded a gain on the transaction of $0.8 million.
Equity Financing Transactions
     In February 2006, subsequent to year-end, we completed an offering of 4,597,700 shares of common stock at $4.35 per share for gross proceeds of $20.0 million with a group of institutional investors including Kleiner Perkins Caufield & Byers and Prospect Venture Partners.
     In November 2005, we completed an additional agent-led offering of 4,186,047 shares of common stock at $4.30 per share for gross proceeds of $18.0 million. The stock was issued pursuant to an existing shelf registration statement with net proceeds of approximately $17.0 million.
     In July 2005, we completed an agent-led offering of 4,000,000 shares of common stock at $1.00 per share, for gross proceeds of $4.0 million. The stock was issued pursuant to an existing shelf registration statement with net proceeds of approximately $3.6 million.
Convertible Notes Conversion
     In October 2005, certain holders of $6.0 million face amount of our 4.75% senior convertible notes due July 15, 2009 exercised their optional conversion right to convert their notes plus accrued interest of $81,000 into 1,070,635 shares of Novavax common stock, at the per share conversion price of $5.68. This reduces the aggregate principal amount of such notes outstanding from $35.0 million to $29.0 million.
Restructuring of the Sales Force
     From March through August 2005, we implemented measures to reduce costs associated with our commercial operations by downsizing our sales force to correspond with our strategy of transitioning from a commercial business model to that of one focused on our core competency of new product development. The March restructuring reduced our sales force numbers significantly while the August restructuring eliminated the remaining sales force. Included in 2005 sales and marketing expenses is $0.4 million related to these two restructurings.

Cancellation of King Pharmaceuticals Agreements
     In January 2001, we entered into a co-promotion agreement with King Pharmaceuticals, Inc. for our topical estrogen therapy, ESTRASORB, in the United States and Puerto Rico (the “Territory”). We also entered into a license agreement with King for many countries outside the United States. The co-promotion and license agreements (the “Agreements”) granted King the right to share equally in the revenues and expenses for manufacturing and marketing ESTRASORB in the Territory and exclusive rights to many countries outside the United States. The Agreements also entitled us to up to $5.0 million in milestone payments from King for achievement of milestones outlined in the Agreements.
     In June 2001, we amended the Agreements (the “Amended Agreements”). The Amended Agreements clarified the terms of two milestone payments totaling $5.0 million. The Amended Agreements also granted King exclusive rights to promote, market and distribute ESTRASORB in Canada, Switzerland, Greece, Italy, Spain and the Netherlands, the only countries excluded from the original license agreement. In addition, the Amended Agreements included the co-promotion and license of ANDROSORB, a topical testosterone therapy for testosterone deficient women, that was in development.
     In July 2004, we mutually agreed to terminate the Amended Agreements, (the “King Transaction”). The King Transaction included the return to us of all worldwide rights for ESTRASORB and ANDROSORB, as well as all rights to other women’s health products that we may successfully develop utilizing the MNP technology. The King Transaction also included the redemption of $40.0 million of our convertible notes held by King. Additionally, we hired 50 members of King’s women’s health sales force to provide competitive sales force coverage. As part of this transaction, we paid King a net of $14.0 million in cash and issued King 3,775,610 shares of common stock, which at the time of closing were valued at approximately $18.1 million.
     The King Transaction resulted in a gain on the redemption of the convertible notes held by King of $11.2 million for the year ended December 31, 2004. This gain was determined based on the fair value of the convertible notes plus accrued interest as of the transaction date compared to the notes’ total book value. In addition, an intangible asset for ESTRASORB rights of $2.5 million was recorded, which represents the difference between assets and liabilities acquired or written off, the net cash paid in the transaction, the common stock issued and transaction fees and expenses. The recorded intangible was determined to be a fair value for the rights re-acquired based on the sales levels of ESTRASORB, the status of obtaining product approvals outside the United States and the deferred further development of ANDROSORB. Included in the assets and liabilities written off were deferred financing costs of $0.4 million relating to the convertible notes held by King, and remaining deferred revenue of $2.2 million relating to previous licensing fees for ESTRASORB, mentioned above.
Critical Accounting Policies and Changes to Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ, and actual results that do differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.
     For further discussion of our accounting policies see Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included herewith.

Revenue Recognition and Allowances
     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For our product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. We recognize these sales net of allowances for returns, rebates and chargebacks. A large part of our product sales is to distributors and to Esprit who resell the products to their customers. We provide rebates to members of certain buying groups who purchase from our distributors, to distributors that sell to their customers at prices determined under a contract between us and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. We estimate the amount of the rebate that will be paid, and record the liability as a reduction of revenue when we record our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. We regularly analyze the historical rebate trends and make adjustments to recorded reserves for changes in trends and terms of rebate programs In a similar manner, we estimate amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and make adjustments to recorded reserves for changes in trends and competition.
     Under the terms of the Asset Purchase Agreement with Pharmelle, LLC (see “Significant Transactions”) we no longer have responsibility for rebates or returns related to AVC™ Cream and Suppositories, NovaNatal and NovaStart as of the date of the sale of such assets. Under the Supply Agreement with Esprit Pharma, Inc. (see “Significant Transactions”) we no longer have responsibility for rebates related to ESTRASORB, 90 days subsequent to entering into the Supply Agreement and we no longer have responsibility for returns related to ESTRASORB sales made subsequent to the entering into the Supply Agreement.
     A non-recurring reserve of $1.3 million for anticipated returns of vitamins negatively impacted by generic competition was netted against product sales for 2004. We based this reserve on estimated current wholesaler inventory levels compared to projected demand until product expiration.
     The shipping and handling costs we incur are included in cost of products sold in the accompanying statements of operations.
     For up-front payments and licensing fees related to our contract research or technology, we follow the provisions of SAB No. 104 in determining if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.
     For 2005, 2004 and 2003, revenues earned under current biological technologies research contracts were recognized per the terms and conditions of such contracts for invoicing of costs incurred and defined milestones. In 2005, revenue earned under a drug development contract was recognized on the percentage-of-completion method whereby revenue was recognized in proportion to the estimated cost-to-complete the contract. In 2005, revenue earned under the renewal of the IGI agreement (see “Significant Transactions”) was recognized upon receipt of payment. Also in 2005, revenue earned under the Esprit Transaction (see “Significant Transactions”) was recognized at the time of the agreement since we had no further performance obligations related to the license.
Research and Development Costs
     Research and development costs are expensed as incurred. We will continue to incur research and development costs as we expand our product development activities utilizing our proprietary drug delivery and biological technologies. Our research and development costs have included, and will continue to include, expenses for internal development personnel, supplies and facilities, clinical trials, regulatory compliance and reviews, validation of processes and start-up costs to establish commercial manufacturing capabilities. At the time our new product candidates are approved by the FDA and we begin commercial manufacturing, we will allocate costs at our manufacturing location to inventory and cost of products sold. In 2004, we began allocating our costs to manufacture ESTRASORB to inventory and cost of sales. As a result, our research and development costs decreased and our inventory and cost of sales increased.
Depreciation and Amortization
     Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally three to 10 years. Amortization of leasehold improvements is provided over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

     We completed the build-out and validation of our manufacturing facility in Philadelphia in 2004. In addition, we purchased, validated and installed equipment for ESTRASROB manufacturing in 2004. The total investment in 2004 for the facility and equipment was approximately $13.8 million. We began recognizing amortization or depreciation on these assets in 2004. Total amortization and depreciation expense for the years ended December 2005, 2004, and 2003 was $2.8 million, $2.3 million and $0.5 million respectively.
Accounting for Facility Exit Costs
     In July 2004, we entered into a long-term agreement to lease a 32,900 square foot facility in Malvern, Pennsylvania for the consolidation and expansion of our corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of 10 years with two five-year renewal options. Standard annual escalation rental rates are in effect during the initial lease term. With six months advance notice, we also have an option to lease adjoining space of 17,000 square feet, which could be built out for future manufacturing needs.
     We applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for contract termination costs and associated costs that will continue to be incurred under the operating lease expiring on October 31, 2006 relating to our former corporate offices located in Columbia, Maryland. We recorded a liability of $105,000 in 2005 and $252,000 in 2004 for the difference between the fair value of the remaining lease payments, reduced by current estimated sublease rentals that could be reasonably obtained and included the corresponding expense in facility exit costs. As of December 31, 2005 the remaining liabilities were $138,000.
     We applied the principles of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and APB No. 20, Accounting Changes, in writing off the remaining useful lives of the leasehold assets relating to the Columbia facility. For the year ended December 31, 2004, $471,000 was included in facility exit costs associated with the moving of corporate offices.
Goodwill and Intangibles Assets
     Goodwill originally results from business acquisitions, in particular, the $35.6 million of goodwill we recognized for our acquisition of Fielding Pharmaceuticals in December 2000. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Intangible assets other than goodwill are the result of product acquisitions, non-compete arrangements, and internally-discovered patents. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years. We periodically evaluate the periods of amortization to determine whether later events and circumstances warrant revised estimates of useful lives. As a result of the License and Supply Agreements with Esprit Pharma, Inc. and the Asset Purchase Agreement with Pharmelle, LLC (see “Significant Transactions”) we wrote off net intangible assets totaling $3.3 million in 2005.
     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests annually or more frequently should indicators of impairment arise. Other intangible assets continue to be amortized over their useful lives beginning in the first quarter of 2002. The Company utilizes a discounted cash flow analysis, which includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. During 2003, 2004, and 2005, the Company performed the required annual impairment test on the carrying amount of its goodwill, which indicated the Company’s estimated fair value of goodwill exceeded its carrying value; therefore, no impairment was identified at December 31, 2003, 2004 or 2005. If the appraisal had determined that the goodwill was impaired, the write down would have increased our net loss by a comparable amount.
Stock Options and Stock-Based Compensation
     We apply the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for stock options issued to our employees. APB No. 25 generally does not require that options granted to employees be expensed. Had we applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, our net loss for the years ended December 31, 2005, 2004 and 2003 would have increased to approximately $16.5 million, $30.1 million and $23.5 million, respectively, as compared to approximately $11.2 million, $25.9 million and $17.3 million, respectively. The Financial Accounting Standards Board eliminated the alternative use of APB No. 25’s intrinsic value method of accounting starting with the first fiscal year that begins after June 15, 2005. We will be required to record the effect of applying this revision as of January 1, 2006.

     During the year ended December 31, 2005 we granted 552,434 restricted shares of common stock totaling $0.6 million in value at the date of grant to various employees, officers and a board member, which vest over periods of up to three years. In accordance with APB No. 25, for the year ended December 31, 2005, $0.2 million was included in non-cash stock compensation expense related to this restricted stock.
     During 2004, we granted stock options to purchase an aggregate of 26,450 shares of common stock to two consultants as compensation for services in 2004. We included $53,000 of non-cash stock compensation expense in sales and marketing expense, which represents the fair value as of the grant date.
Guaranty
     In April 2002, we executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, they may demand payment from the Company. As of December 31, 2005 and 2004, the Company has not recorded any liability on its balance sheet related to this guarantee as we believe the possibility of required payment by the Company to be unlikely.
     In August 2005, we approved the issuance of 50,000 shares of common stock in a private placement to this director for, among other things, his agreement to pledge such shares to the brokerage firm to secure the guarantee mentioned above.
     Results of Operations for Fiscal Years 2005, 2004 and 2003 (In thousands, except percentage changes and share and per share information)
Revenues:

	2005			2004
		Change from			Change from
Revenues:		2004			2003		2003
Vitamins	$877	$(1,408)	-62%	$2,285	$(3,418)	-60%	$5,703
Gynodiol	904	(119)	-12%	1,023	(1,181)	-54%	2,204
AVC line	715	(225)	-24%	940	(899)	-49%	1,839
ESTRASORB	2,046	254	14%	1,792	1,792	100%	––
Other	7	(350)	-98%	357	(106)	-23%	463

Net product sales	4,549	(1,848)	-29%	6,397	(3,812)	-37%	10,209
Contract research	1,798	60	3%	1,738	437	34%	1,301
Royalties, milestone and licensing fees	1,041	916	733%	125	(150)	-55%	275

	$7,388	$(872)	-11%	$8,260	$(3,525)	-30%	$11,785

     Revenues for 2005 consisted of product sales of $4.5 million, compared to $6.4 million in 2004; contract revenues of $1.8 million, compared to $1.7 million in 2004; and milestone and licensing fees of $1.0 million in 2005, compared to $0.1 million in 2004. Total revenues for 2005 were $7.4 million, as compared to $8.3 million for 2004, a $0.9 million or 11% decrease. Of the total decrease in revenues, product sales accounted for $1.8 million partially offset by a $0.9 million increase in royalties, milestone and licensing fees. The reason for the net decrease in net product sales is primarily due to:
•	In September 2005, we entered into the Pharmelle Transaction for the sale of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products. As a result the 2005 vitamin and AVC product sales only reflect a partial year of revenues for these products.

•	During 2005, the vitamin lines continued to be negatively impacted by generic and new product competition.

•	2005 Gynodiol sales were lower than in 2004 primarily due to an out-of stock situation for certain prescription strengths.

•	In October 2005, we entered into the Esprit Transaction. Under these agreements Esprit obtained exclusive rights to market ESTRASORB in North America and we will continue to manufacture and sell ESTRASORB to Esprit for a lower price than what we previously sold ESTRASORB to our distributors. 2005 ESTRASORB net product sales includes sales to our distributors through the date of this agreement and to Esprit after this date.

     Contract research revenues in 2005 of $1.8 million were comparable to 2004 contract research revenues of $1.7 million. Royalties, milestone and licensing fees increased by $0.9 million from $0.1 million in 2004 to $1.0 million in 2005 primarily due to a $1.0 million license renewal fee received from IGI, Inc. for a ten year renewal on licensed technologies in specific fields.
     Revenues for the fiscal year ended December 31, 2004 were $8.3 million compared to $11.8 million in 2003. This represents a year-to-year decrease of $3.5 million, or 30%. Of the $3.5 million total revenue decrease from 2003 to 2004, a decline in product sales accounted for $3.8 million of that shortage. The product sales decrease was attributable to an overall decline in sales of our prenatal vitamin lines, Gynodiol and AVC Cream, as well as increased returns for these products from our wholesalers. In addition a non-recurring reserve of $1.3 million was taken in 2004 for anticipated returns of vitamins negatively impacted by generic competition.
     Contract research revenue increased $0.4 million from $1.3 million in 2003 to $1.7 million in 2004 primarily due to $0.8 million we received from an NIH grant to develop a second generation AIDS vaccine, as well as, $0.5 million we received from an NIH contract that was cancelled in July 2004. This increase in contract research revenues was partially offset by the completion of several contracts in 2003. Royalties, milestone and licensing fees decreased $0.2 million from $0.3 million in 2003 to $0.1 million in 2004.
Operating Costs and Expenses:

	2005			2004
Operating costs and		Change from			Change from
expenses:		2004			2003		2003
Cost of products sold	$5,791	$2,301	66%	$3,490	$1,433	70%	$2,057
Excess inventory costs over market	1,519	1,519	100%	––	––	––	––
Research and development	5,075	(2,294)	-31%	7,369	(2,689)	-27%	10,058
Selling	5,190	(5,791)	-53%	10,981	3,423	45%	7,558
Marketing	1,730	(10,877)	-86%	12,607	12,375	5334%	232
General and administrative	8,114	(602)	-7%	8,716	782	10%	7,934
Facility exit costs	105	(618)	-85%	723	723	100%	––
Gain on sales of product assets	(10,965)	(10,965)	-100%	––	––	––	––
Gain on redemption of debt	––	11,162	100%	(11,162)	(11,162)	-100%	––

	$16,559	$(16,165)	-50%	$32,724	$4,885	18%	$27,839

Cost of Products Sold
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, increased to $5.8 million in 2005, compared to $3.5 million in 2004 a 66% increase. Of the $5.8 million cost of products sold for 2005, $3.2 million was due to idle plant capacity costs at our manufacturing facility compared to $0.7 million in 2004. The remaining $2.6 million increase was primarily due to ESTRASORB, which accounted for 45% of net product sales in 2005, as opposed to 28% of net product sales in 2004, and carries a much higher cost of product sold than our other products. ESTRASORB cost of product sold percentages have been and will continue to be high until we increase production volumes for both ESTRASORB and other manufactured products to offset the fixed costs and depreciation related to the manufacturing facility, on-going facility costs and costs associated with the personnel required to manufacture products at this facility. With the sale of vitamin and AVC lines, future cost of products sold will correspond to our ESTRASORB sales to Esprit, Gynodiol sales to distributors and manufacturing costs related to other products produced at our manufacturing facility. Until this facility reaches maximum capacity fixed idle capacity costs will continue to be included in cost of products sold.
     Cost of products sold was $3.5 million in 2004, which includes fixed idle capacity costs at our manufacturing facility of $0.7 million, compared to 2003 cost of products sold of $2.1 million, despite the decrease in product sales of $3.8 million. The $1.4 million increase was primarily due to the launch and sale of ESTRASORB in the second quarter of 2004 as well as the idle plant costs at our manufacturing facility of $0.7 million. ESTRASORB accounted for 28% of net product sales and carries a much higher cost of sales than our other products. A high volume of returns for our products, other than ESTRASORB, in 2004 has also negatively affected our margins.
Excess Inventory Costs over Market
     As part of the Esprit Transaction (see “Significant Transactions” ) we agreed to sell ESTRASORB at a price that was lower than our current inventory carrying value and was below our manufacturing costs for the inventory manufactured and sold during the fourth quarter of 2005. This resulted in a write down of $1.5 million at December 31, 2005. We anticipate these costs to be lower in 2006 as our manufacturing facility will be more fully utilized manufacturing ESTRASORB as well as fulfilling other manufacturing contracts.

Research and Development Expenses
     Research and development costs decreased from $7.4 million in 2004 to $5.1 million in 2005. The decrease of $2.3 million or 31% was due to manufacturing start-up costs in 2004 being accounted for in the research and development category until April 2004. The first quarter of 2004 manufacturing costs totaling $1.7 million were incurred to prepare and validate the ESTRASORB facility for good manufacturing practices and FDA compliance and not to build inventory. Beginning in April 2004, manufacturing costs have been included in cost of sales and inventory. Vaccine contract research costs, which are included in total research and development expenses, decreased from $3.2 million in 2004 to $2.6 million in 2005. This decrease was due to higher costs related to a government contract in 2004, as well as a reduction in facility costs for 2005.
     Research and development expenses were $10.1 million in 2003, compared to $7.4 million for 2004. The decrease of $2.7 million, or 27%, was primarily due to manufacturing start-up costs in being accounted for in the research and development category for all of 2003 and only until April 2004. This was partially offset by $1.1 million increase in 2004 of research costs related to new product development and other unallocated costs.
Reconciliation of Significant Research and Development Projects
     The following table reconciles the direct and indirect costs incurred to date for our major projects to our total research and development expense.

Project	2005	2004	2003
ESTRASORB	$172	$1,704	$5,417
ANDROSORB	—	32	269
Vaccine contracts and research	2,592	3,183	3,001

Allocated project costs	2,764	4,919	8,697
New drug development and other unallocated costs	2,311	2,450	1,371

Total	$5,075	$7,369	$10,058

Estimated Cost and Time to Complete Major Projects
     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2005, our proprietary product and vaccine candidates were in early stages of development. Due to the inherent nature of product development, future market demand for products and factors outside of our control, such as clinical results and regulatory approvals, we are unable to estimate the completion dates and the estimated total costs for those product candidates. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical trial protocol, including, but not limited to, the following:
•	number of patients that ultimately participate in the trial;

•	duration of the patient follow-up that seems appropriate in view of the results;

•	number of clinical sites included in the trials; and

•	length of time required to enroll suitable patient subjects.
     In addition, we test our potential products and vaccines in numerous preclinical studies to identify, among other things, the daily dosage amounts. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results for our trials we may elect to discontinue clinical trials for certain product candidates or indications. We further believe that it is not possible to predict the length of regulatory approval time. Factors that are outside our control could significantly delay the approval and marketability of our product candidates.
     As a result of the uncertainties discussed above and other risks and uncertainties, the duration and completion costs of our research and development projects are difficult to estimate and are subject to numerous variations. Our inability to complete our research and development projects in a timely manner could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek external sources of financing from time to time in order to continue pursuing our business strategy. For more discussion of the risks and uncertainties and our liquidity, see Item 1A “Risk Factors” and see “Liquidity and Capital Resources”.

Selling Expenses
     Selling expenses were $5.2 million in 2005 compared to $11.0 million in 2004. The decrease of $5.8 million, or 53%, was due to the reduction on the sales force in March 2005 and the elimination of the remaining sales force in August 2005. This corresponded with our strategy of transitioning from a commercial business model to that of one focused on our core competency of new product development. With the sale of our vitamin and AVC lines to Pharmelle and licensing ESTRASORB in North America to Esprit, the only remaining product that we are selling directly to our distributors is Gynodiol. Gynodiol’s selling expenses going forward will be minimal.
     Selling expenses were $11.0 million in 2004 compared to $7.6 million in 2003. The increase of $3.4 million, or 45%, was primarily due to the hiring of 50 of King’s sales personnel in conjunction with the termination of our co-promotion agreements with King in July 2004.
Marketing Expenses
     Marketing expenses were $1.7 million in 2005 compared to $12.6 million in 2004. The decrease of $10.9 million or 86%, was due to the major marketing investment in 2004 for the initial launch of ESTRASORB as well as our strategy of transitioning from a commercial business model to that of one focused on our core competency of new product development. With the sale of our vitamin and AVC lines to Pharmelle and the licensing of ESTRASORB in North America to Esprit, our ongoing marketing expenses will be minimal.
     Marketing expenses were $12.6 million in 2004 compared to $0.2 million in 2003. The increase of $12.4 million was due to the 2004 product launch advertising and promotion for ESTRASORB, as well as increases in marketing personnel.
General and Administrative
     General and administrative costs were $8.1 million in 2005 compared to $8.7 million in 2004. The $0.6 million decrease, or 7% is partially due to receiving $0.4 million from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred with the move to our corporate headquarters and product development activities to Malvern, Pennsylvania as well as cost saving measures implemented in 2004 and 2005. This decrease was partially offset by increases in legal fees and business development costs, related to strategic initiatives.
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
Other
     A charge for facility exit costs of $0.7 million was recorded in 2004. As previously described, in September 2004 we moved to Malvern, Pennsylvania for the consolidation and expansion of corporate headquarters and product development activities. We vacated our facility in Columbia, Maryland and recorded a liability of $0.2 million for contract termination costs and wrote-off the net value of the Columbia leasehold assets of $0.5 million. A further adjustment was made in 2005 of $0.1 million to the contract termination costs.
     The gain on the sales of product assets of $11.0 million recorded in 2005 includes a $10.1 million gain from the Esprit Transaction and $0.9 million gain from the Pharmelle Transaction (see “Significant Transactions”).
     The one time gain on the redemption of debt of $11.2 million we recorded in 2004 relates to the King Transaction.
Interest Income/ (Expense):

	2005			2004
		Change from			Change from
		2004			2003		2003
Interest income (expense)
Interest income	$330	$12	-4%	$318	$123	-63%	$195
Interest expense	(2,333)	(489)	27%	(1,844)	(430)	30%	(1,414)

	$(2,003)	$(477)	31%	$(1,526)	$(307)	25%	$(1,219)

     Net interest expense was $2.0 million in 2005, $1.5 million in 2004, and $1.2 million in 2003. Our interest expense relates primarily to the promissory notes with King of $40.0 million in 2003 through July 2004, at which time those notes were redeemed and we issued new convertible notes totaling $35.0 million to a group of institutional investors. In October 2005, certain holders of $6.0 million face amount of the convertible notes exercised their optional conversion rights to convert their notes plus accrued interest into 1,070,635 shares of Novavax common stock. This reduced the aggregate principal amount of the convertible notes outstanding to $29.0 million. Included in interest expense for 2005 is a $0.3 million write-off of deferred financing costs that corresponds to the $6.0 million convertible debt. Also included in interest expense for 2005 and 2004 is $0.4 million and $0.2 million, respectively, of amortization of deferred financing costs that corresponds to the convertible debt.
Net Losses:

	2005			2004
		Change from 2004			Change from 2003		2003
Net loss	$(11,174)	$14,746	57%	$(25,920)	$(8,647)	50%	$(17,273)

Net loss per share	$(0.26)	$0.44	63%	$(0.70)	$(0.12)	-21%	$(0.58)

Weighted shares outstanding	42,758,302,			36,926,034			29,852,797

     Net loss for 2005 was $11.2 million or $(0.26) per share, as compared to $25.9 million or $(0.70) per share for 2004, a decrease of $14.7 million, or $0.44 per share. The decreased loss was due to the gain on sales of product assets of $11.0 million, a decrease of $15.7 million in operating expenses and $0.6 million in facility exit costs, partially offset by the decrease in revenues of $0.9 million, the gain on redemption of debts of $11.2 million and an increase of $0.5 million in interest expense, all previously discussed.
     Net loss for 2004 was $25.9 million, or $(0.70) per share, compared to $17.3 million, or $(0.58) per share for 2003 an increase of $8.6 million or $0.12 per share. The increased loss was due to the gain on redemption of debt of $11.2 million, offset by a decrease in revenue of $3.5 million, $0.7 million for facility exit costs and an increase in other operating expenses of $15.3 million, all previously discussed.
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

Year ended
December 31, 2005
(in thousands)
Summary of Cash Flows:
Net cash (used) provided by:
Operating activities	$(5,809)
Investing activities	(162)
Financing activities	19,988

Net change in cash and cash equivalents	14,017
Beginning cash and cash equivalents	17,876

Ending cash and cash equivalents	$31,893

In addition to revenues of $27.4 million from 2003 through December 31, 2005, we have financed our operations primarily from:

Net proceeds (in millions)	2003	2004	2005	Total
Sales of common stock in public offerings	$25.9	$––	$20.7	$46.6

Sales of product assets	––	––	12.7	12.7

Issuance of convertible notes	––	32.9	––	32.9

Uses associated with the King Transaction	––	(15.0)	––	(15.0)

Sales of common stock in a private placement	16.6	4.7	––	21.3

Exercise of stock options and warrants	1.6	0.4	0.4	2.4

	$44.1	$23.0	$33.8	$100.9

     Cash and cash equivalents were $31.9 million at December 31, 2005, an increase of $14.0 million from the December 31, 2004 balance of $17.9 million. The Esprit and Pharmelle Transactions and the two Equity Financings, as previously discussed, added over $33.4 million to our cash balance in 2005. The February 2006 equity financing (see “Significant Transactions”) further adds approximately $19.9 million to the year end cash position. Of the $14.0 million of cash increase in 2005, $20.0 million was obtained from financing activities, offset by $5.8 million used in operating activities and $0.2 million for investing activities. Operating activities consisted of the net loss of $11.2 million, as previously discussed, and non-cash activities of $(6.2) million, including the $11.0 million gain on sales of product assets, $(1.1) million of net changes in balance sheet accounts and $12.7 million net proceeds from the Esprit and Pharmelle Transactions. Cash used in investing activities consisted primarily of general capital expenditures needs. Working capital was $32.7 million at December 31, 2005 compared to $15.4 million at December 31, 2004. The increase in working capital of $17.3 million, or 112% was primarily due to the cash flow activities described above.
     We intend to use the proceeds from the Esprit and Pharmelle and Equity Financing Transactions for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our product candidates and the development of new technologies, capital improvement and general working capital. We will continue to pursue obtaining capital through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. We have demonstrated our ability to obtain capital, as required; however, there can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate capital resources through 2007.
     If we are unable to obtain additional capital, we will continue to assess our capital resources and we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.
Contractual Obligations and Commitments
     The following table summarizes our current obligations and commitments (in thousands) as of December 31, 2005:

		Less than 1	1 - 3	4 – 5	More than
Commitments & Obligations	Total	Year	Years	Years	5 Years
Convertible notes	$29,000	$––	$––	$29,000	$––
Operating leases	5,021	897	1,344	1,117	1,663
Notes payable	1,393	715	446	232	––
Manufacturing facility lease	800	720	80	––	––

Total principal payments	36,214	2,332	1,870	30,349	1,663
Interest	4,948	1,410	2,780	758	––

Total commitments & obligations	$41,162	$3,742	$4,650	$31,107	$1,663

Off-Balance Sheet Arrangements
     The Company is not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to interest rate risk primarily through its investments in cash equivalents. The Company’s investment policy requires investments in short-term, low-risk instruments. At December 31, 2005, the Company had $31.9 million in cash and cash equivalents. If interest rates fall, floating rate securities will generate less interest income. The Company does not believe that it is exposed to any material interest rate risk as a result of its investments in cash equivalents.
     At December 31, 2005, the Company had a total debt of $30.5 million, most of which bears interest at fixed interest rates. The Company therefore does not believe that it is exposed to any material interest rate risk as a result of its borrowing activities.
     Information required under this section is also contained in Part I, Item IA of this report and in Item 8 of this report, and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The financial statements and notes thereto listed in Item 15 – Exhibits and Financial Statement Schedules, are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference. Supplementary data thereto included in Item 6 – Selected Financial Data, is incorporated herein by reference.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
     The Company has taken all actions necessary to fully comply with all criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company continuously reviews internal control over financial reporting and has tightened and/or increased controls as deemed necessary. None of the changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Certain of the information required by this item is set forth below. The remainder is contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on April 26, 2006 (the “2006 Proxy Statement”) under the caption “Proposal I — Election of Class II Directors” and is incorporated herein by this reference. We expect to file the 2006 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2005.
Executive Officers of the Registrant
     Our executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws.
     The following table provides certain information with respect to our executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years
Rahul Singhvi	41	President, Chief Executive Officer and director of Novavax since August 2005. Senior Vice President and Chief Operating Officer of Novavax from April 2005 to August 2005 and Vice President – Pharmaceutical Development and Manufacturing Operations from April 2004 to April 2005. For 10 years prior to joining the Company, served in several positions with Merck & Co., culminating as Director of the Merck Manufacturing Division from 1999 to 2004.

Dennis W. Genge	53	Vice President, Chief Financial Officer and Treasurer of Novavax since October 2000.

Raymond J. Hage	38	Senior Vice President and Chief Operating Officer since August 2005. Vice President of Marketing and Corporate Development of Novavax from January 2004 to August 2005. Prior to joining the Company, served in several positions including an independent marketing consultant with CHS, Inc. in 2003, Director of Marketing with Cephalon, Inc. from 2002 to 2003 and for 10 years held various marketing and sales roles at Eli Lilly and Company culminating as Director of US Women’s Health from 2001 to 2002.
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
Item 11. Executive Compensation
     The information required by this item is contained in the 2006 Proxy Statement under the captions “Executive Compensation” and “Proposal I – Election of Class II Directors ” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Certain of the information required by this item is contained in the 2006 Proxy Statement under the captions “Beneficial Ownership of Common Stock” and “Executive Compensation – Stock Options” and is incorporated herein by reference.

     The following table provides the Company’s equity compensation plan information as of December 31, 2005. Under these plans, the Company’s common stock may be issued upon the exercise of options. See also the information regarding stock options of the Company in Note 9, “Stock Options” to the Consolidated Financial Statements included herewith.
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued	Weighted-average	compensation plans
	upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,394,086	$3.66	2,021,443

(1)	Includes the Company’s 2005 Stock Option Plan, 1995 Stock Option Plan and 1995 Director Stock Option Plan.
Item 13. Certain Relationships and Related Transactions
     The information required by this item is contained in the 2006 Proxy Statement under the caption “Proposal I – Election of Class II Directors – Certain Relationships and Related Transactions” and is incorporated herein by reference.
Item 14. Independent Registered Public Accounting Firm Fees and Services
     The information required by this item is contained in the 2006 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules:

Schedules are either not applicable or not required because the information required is contained in the financial statements or notes thereto. Condensed financial information of Novavax is omitted since there are no substantial amounts of restricted net assets applicable to Novavax’s wholly-owned, consolidated subsidiary.

(a)(3)	Exhibits:

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26770, filed March 21, 1997 (the “1996 Form 10-K”)), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-26770, filed March 29, 2001 (the “2000 Form 10-K”)), as further amended by the Certificate of Amendment dated July 8, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 0-26770, filed August 9, 2004 (the “2004 2Q Form 10-Q”))

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, File No. 0-26770, filed August 13, 2001 (the “2001 Q2 Form 10-Q”))

4.1	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”))

4.2	Rights Agreement, dated as of August 8, 2002, by and between the Company and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 9, 2002)

4.3	Registration Rights Agreement, dated as of July 16, 2004, by and between the Company and the Buyers identified therein. (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3, File No. 333-118210, filed August 13, 2004)

††10.1	Novavax, Inc. 1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 31, 2003 in connection with the Annual Meeting held on May 7, 2003)

††10.2	Novavax, Inc. 1995 Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10)

††10.3	Employment Agreement, dated January 1, 2002, by and between the Company and Dennis W. Genge (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-26770, filed March 15, 2002 (the “2001 Form 10-K”))

††10.4	Employment Agreement, dated August 7, 2003, by and between the Company and Nelson M. Sims (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 000-26770, filed August 13, 2003)

††10.5	Separation Agreement, entered into as of August 8, 2005, by and between the Company and Nelson M. Sims (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed August 10, 2005)

††10.6	Employment Agreement, dated as of November 9, 2005, by and between the Company and Rahul Singhvi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 15, 2005)

††10.7	Employment Agreement, dated as of November 9, 2005, by and between the Company and Raymond J. Hage, Jr. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 15, 2005)

††10.8	Change in Control Severance Benefit Plan, as adopted August 10, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed August 16, 2005)

††10.9	Form of Indemnity Agreement, as authorized August 10, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed August 16, 2005)

10.10	Secured Promissory Note, dated March 21, 2002, by and between the Company and Mitchell J. Kelly (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 0-26770, filed March 28, 2003 (the “2002 Form 10-K”))

10.11	Pledge Agreement, dated March 21, 2002, by and between the Company and Mitchell J. Kelly (Incorporated by reference to Exhibit 10.10 to the 2002 Form 10-K)

10.12	Secured Promissory Note, dated March 21, 2002, by and between the Company and Denis M. O’Donnell, M.D. (Incorporated by reference to Exhibit 10.11 to the 2002 Form 10-K)

10.13	Pledge Agreement, dated March 21, 2002, by and between the Company and Denis M. O’Donnell, M.D. (Incorporated by reference to Exhibit 10.12 to the 2002 Form 10-K)

10.14	Guaranty of Account, dated April 29, 2002, by and between the Company and CIBC World Markets Corporation for Denis M. O’Donnell, M.D. (Incorporated by reference to Exhibit 10.13 to the 2002 Form 10-K)

10.15	Agreement of Lease, dated September 25, 1996, by and between the Company and Rivers Center Associates Limited Partnership (Incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K)

10.16	Facilities Reservation Agreement, dated as of February 11, 2002, by and between the Company and Packaging Coordinators, Inc. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)

10.17	Lease Agreement, dated as of July 15, 2004, between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.1 to the 2004 2Q Form 10-Q)

10.18	Lease, commencing April 1, 2005, by and between United Health Care Services, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-26770, filed August 9, 2005)

10.19	License Agreement between IGEN, Inc. and Novavax, Inc. (formerly Micro-Pak, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-26770, filed April 1, 1996)

10.20	Note, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.35 to the 2002 Form 10-K)

10.21	Security Agreement, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.36 to the 2002 Form 10-K)

10.22	Note, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.37 to the 2002 Form 10-K)

10.23	Security Agreement, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.38 to the 2002 Form 10-K)

10.24	Common Stock Purchase Agreement, dated as of February 17, 2003, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on form 8-K, filed February 25, 2003)

10.25	HIV Vaccine Design and Development Agreement, effective September 26, 2003, by and between the Company and the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, an agency of the Department of Health and Human Services (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2004, File No. 0-26770, filed March 15, 2005)

10.26	Common Stock Purchase Agreement, dated as of July 16, 2004 between the Company and Joseph R. Gregory. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed July 19, 2004)

10.27	Securities Purchase Agreement, dated as of July 16, 2004, between the Company and Smithfield Fiduciary LLC, SF Capital Partners LTD, Portside Growth and Opportunity Fund, Winchester Global Trust Company Limited as Trustee for Caduceus Capital Trust, Caduceus Capital II, L.P., UBS Eucalyptus Fund, L.L.C., PW Eucalyptus Fund, LTD., HFR SHC Aggressive Fund, Finsbury Worldwide Pharmaceutical Trust and Deutsche Bank AG London. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed July 19, 2004)

10.28	Form of Senior Convertible Note (Incorporated by reference to Exhibits 99.4 to the Company’s Current Report on Form 8-K, filed July 19, 2004)

10.29	Exchange Agreement, dated July 16, 2004, between the Company, King Pharmaceuticals, Inc. and Parkedale Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 19, 2004)

10.30	Termination Agreement, dated as of July 16, 2004 among King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and the Company (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed July 19, 2004)

10.31	Placement Agent Agreement, dated June 30, 2005, by and between the Company and Lane Capital Markets, LLC (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 5, 2005)

10.32	Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2005)

*10.33	License Agreement by and between the Company and Esprit Pharma, Inc., dated October 18, 2005. Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

*10.34	Supply Agreement by and between the Company and Esprit Pharma, Inc., dated October 18, 2005. Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

10.35	Agreement, dated November 1, 2005, by and between the Company and Rodman & Renshaw, LLC (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed November 2, 2005)

10.36	Form of Securities Purchase Agreement dated November 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 2, 2005)

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 15, 2004)

*21	List of Subsidiaries

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Rahul Singhvi, President and Chief Executive Officer of the Company

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis W. Genge, Vice President and Chief Financial Officer of the Company

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2006

NOVAVAX, INC.

	By:	/s/ Rahul Singhvi

President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAHUL SINGHVI	President and Chief Executive	March 6, 2006
Rahul Singhvi	Officer and Director

/s/ DENNIS W. GENGE	Vice President and Chief Financial	March 6, 2006
Dennis W. Genge	Officer (Principal Financial and Accounting Officer)

/s/ GARY C. EVANS	Director	March 6, 2006
Gary C. Evans

/s/ MITCHELL J. KELLY	Director	March 6, 2006
Mitchell J. Kelly

/s/ J. MICHAEL LAZARUS, M.D.	Director	March 6, 2006
J. Michael Lazarus, M.D.

/s/ JOHN O. MARSH, JR.	Director	March 6, 2006
John O. Marsh, Jr.

/s/ MICHAEL A. MCMANUS	Director	March 6, 2006
Michael A. McManus

/s/ DENIS M. O’DONNELL, M.D.	Director	March 6, 2006
Denis M. O’Donnell, M.D.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Novavax, Inc.
We have audited the accompanying consolidated balance sheets of Novavax, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novavax, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Novavax, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
March 3, 2006
Philadelphia, Pennsylvania

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Novavax, Inc.
We have audited management’s assessment, included in Item 9A. Controls and Procedures; Management’s Report on Internal Control over Financial Reporting, that Novavax Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Novavax Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Novavax Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Novavax Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novavax Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Novavax, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
March 3, 2006
Philadelphia, Pennsylvania

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$31,893	$17,876
Accounts and other receivables, net of allowance for doubtful accounts of $429 and $752 as of December 31, 2005 and 2004	3,571	827
Inventory	800	3,464
Prepaid expenses and other current assets	1,347	1,770

Total current assets	37,611	23,937
Property and equipment, net	11,589	14,147
Goodwill	33,141	33,141
Other intangible assets, net	1,110	5,048
Other non-current assets	931	1,720

Total assets	$84,382	$77,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,426	$3,242
Accrued expenses	2,597	4,140
Current portion of notes payable	715	1,071
Current portion of facility exit costs	138	123

Total current liabilities	4,876	8,576

Convertible notes	29,000	35,000
Deferred rent	176	166
Non-current portion of notes payable	678	892
Non-current portion of facility exit costs	––	78

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $.01 par value, 100,000,000 shares authorized; 50,259,494 issued and 50,005,646 outstanding at December 31, 2005, and 39,807,724 issued and 39,553,876 outstanding at December 31, 2004	503	398
Additional paid-in capital	195,361	167,496
Unearned compensation	(425)	––
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(141,894)	(130,720)
Treasury stock, 253,848 shares, cost basis, at December 31, 2005 and 2004, respectively	(2,413)	(2,413)

Total stockholders’ equity	49,652	33,281

Total liabilities and stockholders’ equity	$84,382	$77,993

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	For the years ended December 31,
	2005	2004	2003
Revenues:
Net product sales	$4,549	$6,397	$10,209
Contract research and development	1,798	1,738	1,301
Royalties, milestone and licensing fees	1,041	125	275

Total revenues	7,388	8,260	11,785

Operating costs and expenses:
Cost of products sold	5,791	3,490	2,057
Excess inventory costs over market	1,519	––	––
Research and development	5,075	7,369	10,058
Selling and marketing	6,920	23,588	7,790
General and administrative	8,114	8,716	7,934
Facility exit costs	105	723	––
Gain on sales of product assets	(10,965)	––	––
Gain on redemption of debt	––	(11,162)	––

Total operating costs and expenses	16,559	32,724	27,839

Loss from operations	(9,171)	(24,464)	(16,054)
Interest expense, net	(2,003)	(1,526)	(1,219)
Other Income	––	70	––

Net loss	$(11,174)	$(25,920)	$(17,273)

Basic and diluted loss per share	$(0.26)	$(0.70)	$(0.58)

Basic and diluted weighted average number of common shares outstanding	42,758,302	36,926,034	29,852,797

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share information)

			Additional		Notes			Total
	Common Stock		Paid-in	Unearned	Receivable	Accumulated	Treasury	Stockholder’s
	Shares	Amount	Capital	Compensation	From Directors	Deficit	Stock	Equity
Balance, December 31, 2002	25,222,110	$252	$102,361	$—	$(1,480)	$(87,527)	$(5,533)	$8,073

Exercise of stock options	506,000	5	1,816	—	—	—	(212)	1,609
Shares retired	(5,927)	—	(31)	—	—	—	31	—
Sales of common stock	9,250,000	92	42,385	—	—	—	—	42,477
Shares issued to King and other non-cash expense	—	—	(2,242)	—	—	—	3,300	1,058
Net loss	—	—	—	—	—	(17,273)	—	(17,273)

Balance, December 31, 2003	34,972,183	$349	$144,288	—	$(1,480)	$(104,800)	$(2,413)	$35,944

Exercise of stock options	107,550	1	368	—	—	—	—	369
Stock options issued as compensation	––	––	53	—	—	—	—	53
Shares issued for King Transaction	3,775,610	38	18,085	—	—	—	—	18,123
Sale of common stock	952,381	10	4,990	—	––	––	––	5,000
Financing costs allocated to raising additional capital	––	––	(288)	—	—	—	—	(288)
Net loss	––	––	––	—	––	(25,920)	––	(25,920)

Balance, December 31, 2004	39,807,724	$398	$167,496	$—	$(1,480)	$(130,720)	$(2,413)	$33,281

Exercise of stock options	342,654	3	392	—	—	—	—	395
Issuance of common stock for prior services	300,000	3	252	—	—	—	—	255
Restricted stock issued as compensation	552,434	6	570	(425)	—	—	—	151
Conversion of convertible debt	1,070,635	11	6,070	—	—	—	—	6,081
Sales of common stock	8,186,047	82	21,918	—	––	––	––	22,000
Financing costs allocated to raising additional capital	––	––	(1,337)	—	—	—	—	(1,337)
Net loss	––	––	––	—	––	(11,174)	––	(11,174)

Balance, December 31, 2005	50,259,494	$503	$195,361	$(425)	$(1,480)	$(141,894)	$(2,413)	$49,652

See accompanying notes.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2005	2004	2003
Operating Activities
Net loss	$(11,174)	$(25,920)	$(17,273)
Reconciliation of net loss to net cash used by operating activities:
Retirement of capital assets	65	58	129
Amortization	681	776	656
Depreciation	2,794	2,277	530
Provision for bad debts	4	413	183
Deferred financing	662	166	––
Deferred rent	10	12	64
Deferred revenue	––	(125)	(275)
Non-cash expense	––	––	258
Non-cash stock compensation	406	53	––
Non-cash facility exit costs	105	723	––
Gain on redemption of debt	––	(11,162)	––
Gain on sales of product assets	(10,965)
Net proceeds from sales of product assets	12,733	––	––
Changes in operating assets and liabilities:
Accounts and other receivables	(248)	720	(261)
Inventory	2,102	(2,609)	(222)
Prepaid expenses and other assets	852	(1,128)	51
Accounts payable and accrued expenses	(3,866)	5,436	(1,387)
Facility exit costs	(168)	(51)	––
Other non-current assets	198	262	––

Net cash used by operating activities	(5,809)	(30,099)	(17,547)

Investing activities
Capital expenditures	(230)	(1,608)	(2,018)
Proceeds from disposal of property and equipment	68	––	100

Net cash used in investing activities	(162)	(1,608)	(1,918)

Financing activities
Net proceeds from issuance of convertible notes	––	32,943	—
Net payments associated with King Transaction	––	(15,010)	––
Borrowing of long-term debt	––	––	226
Principal payment of capital lease obligations and notes payables	(1,070)	(1,064)	(219)
Net proceeds from sales of common stock	20,663	4,712	42,477
Proceeds from the exercise of stock options and warrants	395	369	1,609

Net cash provided by financing activities	19,988	21,950	44,093

Net change in cash and cash equivalents	14,017	(9,757)	24,628
Cash and cash equivalents at beginning of year	17,876	27,633	3,005

Cash and cash equivalents at end of year	$31,893	$17,876	$27,633

Non-cash transactions
Conversion of convertible debt and accrued interest to common stock	$6,081	$––	$––

Equipment purchases included in accounts payable	$139	$101	$330

Financed insurance premiums	$501	$862	$844

Cashless stock option exercises	$––	$––	$181

Treasury stock reissued for accrued interest to King	$––	$––	$800

See accompanying notes.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a biopharmaceutical company focused on the research, development and commercialization of proprietary products utilizing its proprietary drug delivery and biological technologies for large and growing markets. The Company’s drug delivery technologies include the micellar nanoparticle (“MNP”) technology, which is the basis for the development of the Company’s first Food and Drug Administration approved product ESTRASORB®. In addition to MNP, the Company’s drug delivery technologies include Novasomes® (paucillamellar non-phospholipid liposomes) and Sterisomes®. The Company’s vaccine technologies include its virus-like particle (“VLP”) manufacturing utilizing the baculovirus expression system in insect cells as well as novel vaccine adjuvants based on Novasomes and dendrimer technologies. The Company plans to continue leveraging its technologies to develop other new product candidates to be sold or licensed to pharmaceutical companies
     In October 2006, the Company entered into License and Supply Agreements for ESTRASORB. Under the agreements, the Company will continue to manufacture ESTRASORB and the licensee, Esprit Pharma, Inc., which was granted an exclusive license, will sell ESTRASORB in North America.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts appearing in the prior year’s footnote disclosure have been re-classified to conform to the current year’s presentation.
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
Financial Instruments and Concentration of Credit Risk
     Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and convertible notes payable. The Company maintains its cash and cash equivalents in bank and brokerage accounts with high-quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and management believes the risk of loss to be minimal. The carrying value of cash and cash equivalents and accounts receivable approximates their fair value based on their short-term maturities at December 31, 2005 and 2004. The fair values of convertible notes approximate their carrying value as of December 31, 2005 and 2004 based on rates currently available to the Company for debt with similar terms and remaining maturities.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
2. Summary of Significant Accounting Policies (Continued)
Accounts and Other Receivables
     Accounts receivables are reported in the consolidated balance sheets as outstanding principal less any charge-offs and the allowance for doubtful accounts. The Company charges off uncollectible receivables when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts that is determined based on historical experience and management’s expectations of future losses. In 2004, losses were above management’s expectations due to a high volume of returns as a result of generic competition. As of December 31, 2005 and 2004, the Company had an allowance for doubtful accounts of approximately $429,000 and $752,000, respectively.
     Included in other receivables as of December 31, 2005 is $2,500,000 due from Esprit Pharma, Inc. related to the License Agreement with Esprit (see Note 3 Summary of Significant Transactions) and is due in October 2006.
     As of December 31, 2005 and 2004, three customers accounted for 80% and 81% of the Company’s gross product sales and 98% and 74% of the Company’s product sales accounts receivable, respectively.
Inventories
     Inventories are priced at the lower of cost or market using the first-in-first-out method and consist of the following at December 31:

	2005	2004
	(in thousands)
Raw materials	$358	$351
Work-in-progress	38	700
Finished goods	404	2,413

	$800	$3,464

     During the year ended December 31, 2005, the Company implemented SFAS No. 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocated fixed production overheads to inventories based on the anticipated normal capacity of the manufacturing facility at that time. Included in cost of products sold for the year ended December 31, 2005 is $3,198,000, $(.03) per share, of idle capacity costs which represents the excess of fixed production overhead over that allocated to inventories.
     During the year ended December 31, 2005, $1,519,000 of inventory costs in excess of market value were included in the accompanying consolidated statement of operations and related to the Supply Agreement with Esprit (see Note 3 Summary of Significant Transactions). Under the terms of this agreement the Company sells ESTRASORB at a price that was lower than its current inventory carrying value and was below its manufacturing costs for the inventory manufactured and sold during the fourth quarter of 2005. The Company anticipates these costs to be lower in 2006 as our manufacturing facility will be more fully utilized manufacturing ESTRASORB as well as fulfilling other manufacturing contracts.
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

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
2. Summary of Significant Accounting Policies – (Continued)
Goodwill and Other Intangible Assets
     Goodwill originally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements, and internally-discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company initially tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. The Company thereafter performed the required annual impairment test as of December 31 of each year on the carrying amount of its goodwill, which indicated the Company’s estimated fair value of goodwill exceeded its carrying value, therefore, no impairment was identified during December 31, 2004 or 2005. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years.
     Goodwill and other intangible assets consist of the following at December 31:

	2005			2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in thousands)
Goodwill
Goodwill-Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

Other intangible assets, net
ESTRASORB rights	$—	$—	$—	$2,514	$(136)	$2,378
AVC-Product acquisition	—	—	—	3,332	(1,904)	1,428
Patents	2,525	(1,415)	1,110	2,525	(1,283)	1,242

Total other intangible assets, net	$2,525	$(1,415)	$1,110	$8,371	$(3,323)	$5,048

     Amortization expense was $681,000, $776,000 and $656,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated future amortization expenses for intangible assets as of December 31, 2005 are as follows:

Amortization
Year	Expense
2006	$132
2007	132
2008	132
2009	132
2010	132
Thereafter	450

$1,110

     The Company evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles periodically and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses, and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value. No such impairment losses have been recognized to date, with the exception of the leasehold assets written off in relation to the facility exit mentioned in Note 4 Long-term Lease and Accounting for Facility Exit Costs.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
2. Summary of Significant Accounting Policies — (Continued)
Revenue Recognition and Allowances
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales net of allowances for returns, rebates and chargebacks. A large part of the Company’s product sales are to distributors or to Esprit who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves for changes in trends and competition.
     Under the terms of the Asset Purchase Agreement with Pharmelle, LLC (see Note 3 Summary of Significant Transactions) the Company no longer has responsibility for rebates or returns related to AVC™ Cream and Suppositories, NovaNatal and NovaStart as of the date of the sale of such assets. Under the License and Supply Agreements with Esprit Pharma, Inc. (see Note 3 Summary of Significant Transactions) the Company no longer has responsibility for rebates related to ESTRASORB 90 days subsequent to entering into the License Agreement and no longer has responsibility for returns related to ESTRASORB sales made subsequent to entering into the License Agreement.
     The shipping and handling costs the Company incurs are included in cost of products sold in its statements of operations.
     For upfront payments and licensing fees related to contract research or technology, the Company follows the provisions of SAB No. 104 in determining if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.
     In 2005, 2004 and 2003, revenue earned under current biological technologies research contracts was recognized per the terms and conditions of such contracts for invoicing of costs incurred and defined milestones. In 2005, revenue earned under a drug development contract was recognized on the percentage-of-completion method, whereby revenue was recognized in proportion to the estimated cost-to-complete the contract. In 2005, revenue earned under the renewal of the IGI agreement (see Note 3 Summary of Significant Transactions) was recognized completely upon receipt of payment. Also in 2005, revenue earned under the License Agreement with Esprit Pharma, Inc. (see Note 3 Summary of Significant Transactions) was recognized at the time of the agreement since the Company had no further performance obligations related to the license agreement.
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

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
2. Summary of Significant Accounting Policies — (Continued)
Stock-Based Compensation
     The Company currently applies the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for stock options issued to its employees APB No. 25 generally does not require that options granted to employees be expensed. Had the Company applied the fair value principles of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”), for its employee options, its net loss for the years ended December 31, 2005, 2004 and 2003 would have increased as follows:

	Year Ended December 31,
	(in thousands, except per share data)
	2005	2004	2003
Net loss, as reported	$(11,174)	$(25,920)	$(17,273)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards (1)	(5,334)	(4,131)	(6,254)

Pro forma net loss	$(16,508)	$(30,051)	$(23,527)

Net loss per share:
Basic and diluted — as reported	$(0.26)	$(0.70)	$(0.58)
Basic and diluted — pro forma	$(0.39)	$(0.81)	$(0.79)

(1)	Does not include restricted stock compensation expense which is reported in the consolidated statement of operations.
     These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.
     During the year ended December 31, 2005, the Company granted 552,434 shares of restricted Common Stock under the 2005 Stock Incentive Plan totaling $576,000 in value at the date of grant to various employees, officers and a board member of the Company, which vest over periods of up to three years. In accordance with APB No. 25 and using the straight-line method of amortization, for the year ended December 31, 2005, $150,000 of non-cash stock compensation expense was included in total operating costs and expenses related to this restricted stock and additional paid-in capital was increased accordingly.
     In September 2004, the Company granted stock options to purchase an aggregate 26,450 shares to two consultants as compensation for services through the end of October 2004. For the year ended December 31, 2004, $53,000 of non-cash stock compensation expense was included in sales and marketing expense, which represents the fair value of the grants as of that date.
Advertising and Promotion Costs
     All costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense was $1,730,000 in 2005, $12,607,000 in 2004, and were insignificant in 2003.
Research and Development Costs
     Research and development costs are expensed as incurred. Research and development costs include salaries and benefits, outside services, materials and supplies, facility costs and allocations of certain support costs.
     The Company is part of a consortium that received a NIAID project program grant to develop another set of HIV vaccine candidates. The Company expects to receive approximately $2,200,000 through February 2008 for its participation in this grant effort.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
2. Summary of Significant Accounting Policies — (Continued)
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
     The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2005 and 2004.
Comprehensive Loss
     Under SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of its consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2005, 2004 and 2003.
Segment Information
     The Company currently operates in one business segment, which is the research, development and commercialization of proprietary products utilizing its proprietary drug delivery and biological technologies. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised) Share-Based Payment (“SFAS No. 123R”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer an alternative.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method permitted by APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options.
     The Company will adopt SFAS No. 123R using the modified prospective method beginning with the first quarter of 2006. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.
     Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in this Note 2 to the consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the years ended December 31, 2005, 2004 and 2003, the Company did not pay any taxes, therefore, there was no effect on operating cash flows for such excess tax deductions.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
2. Summary of Significant Accounting Policies — (Continued)
Recent Accounting Pronouncements (continued)
     In March 2005, the FASB issued Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, FIN 47 requires the Company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is to be recognized when incurred. FIN 47 became effective for the Company with the year ended December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements.
     In May 2005, the FASB issued Statement No. 154 Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No.3 (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections or errors in fiscal years beginning after December 15, 2005. The Company will apply the requirement of SFAS No. 154 on any changes in principle made on or after January 1, 2006.
3. Summary of Significant Transactions
License agreement renewal with IGI, Inc.
     In December 2005, The Company received a $1,000,000 payment from IGI, Inc. in accordance with an option in a licensing agreement signed between the Company and IGI in December 1995. This payment gives IGI a ten year renewal on licensed technologies in specific fields and was included in royalties, milestone and licensing fees on the accompanying consolidated statement of operations for the year ended December 31, 2005.
License and Supply Agreements with Esprit Pharma, Inc.
     In October 2005, the Company entered into License and Supply agreements for ESTRASORB with Esprit Pharma, Inc. Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and under the Supply Agreement the Company will continue to manufacture ESTRASORB.
     In consideration for the rights granted, Esprit will pay the Company a minimum cash consideration of $12,500,000: $2,000,000 which was paid at closing, $8,000,000 which was paid in December 2005, and the remaining $2,500,000 is included in accounts receivable and other receivables as of December 31, 2005 and is due on the first anniversary date of the License Agreement. The Company will also receive a royalty on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB. The Company wrote off $2,175,000, the remaining net balance of its intangible asset for ESTRASORB rights (see Cancellation of King Pharmaceuticals Agreements below), at the date of the transaction. As part of the Supply Agreement, Esprit paid the Company $273,000 for inventory and sales and promotional materials for which the Company had a book value of $437,000. The Company incurred $200,000 of fees related to this transaction and recorded a gain of $10,125,000, which is included in gain on sales of product assets on the accompanying consolidated statement of operations for the year ended December 31, 2005.
Asset Purchase Agreement with Pharmelle, LLC
     In September 2005, the Company entered into an Asset Purchase Agreement with Pharmelle, LLC for the sale of assets related to the AVC Cream and Suppositories, NovaNatal and NovaStart products, as well as assets relating to certain formerly-marketed products Vitelle, Nestabs, Gerimed, Irospan and Nessentials. The assets sold included, but were not limited to, intellectual property, the New Drug Application for AVC products, inventory and sales and promotional materials. In connection with the sale, Pharmelle agreed to assume those liabilities and obligations arising after the closing date of the transaction in connection with the performance by Pharmelle of certain assumed contracts, those liabilities and obligation arising after the closing date in connection with products sold by Pharmelle after the closing date or the operation of the business relating to such products or the assets after such date (including any product liability claims associated with such products), and all liability and responsibility for returns of the products made after the closing date, regardless of when such products were produced, manufactured or sold.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
3. Summary of Significant Transactions — (Continued)
Asset Purchase Agreement with Pharmelle, LLC — continued
     In consideration for the sale of these assets, Pharmelle paid the Company $2,500,000 in cash and assumed the liabilities noted above. In addition, the Company is entitled to royalties on AVC for a five year period if net sales exceed certain levels. The Company wrote off $1,082,000, the net balance of its intangible assets related to the AVC product acquisition and $289,000 of inventory, recorded a $289,000 liability for future obligations and recorded a gain on the transaction of $840,000. This gain is included in gain on sales of product assets on the accompanying consolidated statement of operations for the year ended December 31, 2005.
Restructuring of the Sales Force
     From March through August 2005, the Company implemented measures to reduce costs associated with its commercial operations by downsizing its sales force to correspond with the Company’s strategy of transitioning from a commercial business model to that of one focused on the Company’s core competency of new product development. The March restructuring reduced the Company’s sales force numbers significantly while the August restructuring eliminated the remaining sales force. Included in sales and marketing expenses in the accompanying consolidated statement of operations for the year ended December 31, 2005 is $444,000 related to these two restructurings. Included in this amount are (i) one-time termination benefits of $305,000, all of which were paid as of December 31, 2005, (ii) auto lease contract termination costs of approximately $125,000, of which $2,000 is still included in accrued expenses as of December 31, 2005, and (iii) $14,000 of other associated costs, all of which were paid as of December 31, 2005.
Opportunity Grant Funds
     In July 2005, the Company received $400,000 from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred with the move of our corporate headquarters and product development activities to Malvern, Pennsylvania. These funds were included as an offset to general and administrative expenses included in the accompanying consolidated statement of operations for the year ended December 31, 2005.
Cancellation of King Pharmaceuticals Agreements
     In January 2001, the Company entered into a co-promotion agreement with King Pharmaceuticals, Inc. for the Company’s topical estrogen therapy, ESTRASORB, in the United States and Puerto Rico (the “Territory”). The Company also entered into a license agreement with King for many countries outside the United States. The co-promotion and license agreements (the “Agreements”) granted King the right to share equally in the revenues and expenses for manufacturing and marketing ESTRASORB in the Territory and exclusive rights to many countries outside the United States. The Agreements also entitled the Company to up to $5,000,000 in milestone payments from King for achievement of milestones outlined in the Agreements.
     In June 2001, the Company amended the Agreements (the “Amended Agreements”). The Amended Agreements clarified the terms of two milestone payments totaling $5,000,000. The Amended Agreements also granted King exclusive rights to promote, market and distribute ESTRASORB in Canada, Switzerland, Greece, Italy, Spain and the Netherlands, the only countries excluded from the original license agreement. In addition, the Amended Agreements included the co-promotion and license of ANDROSORB™, a topical testosterone therapy for testosterone deficient women, that was in development.
     In July 2004, King and the Company mutually agreed to terminate the Amended Agreements, among others, (the “King Transaction”). The King Transaction included the return to Novavax of all rights worldwide for ESTRASORB and ANDROSORB, as well as all rights to other women’s health products that the Company may successfully develop utilizing the MNP technology. The transaction also included the redemption of $40.0 million of the Company’s convertible notes held by King. Additionally, Novavax hired 50 members of King’s women’s health sales force to provide competitive sales force coverage. As part of the King Transaction, the Company paid King a net of $14.0 million in cash and issued King 3,775,610 shares of common stock, which at the time of closing were valued at approximately $18,123,000.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
3. Summary of Significant Transactions — (Continued)
Cancellation of King Pharmaceuticals Agreements — continued
     The King Transaction resulted in a gain on the redemption of the convertible notes held by King of $11,162,00, which is included in gain on redemption of debt on the accompanying consolidated statement of operations for the year ended December 31, 2004. This gain was determined based on the fair value of the convertible notes plus accrued interest as of the transaction date compared to the notes’ total book value. In addition, an intangible asset for ESTRASORB rights of $2,514,000 was recorded, which represents the difference between assets and liabilities acquired or written off, the net cash paid in the transaction, the common stock issued and transaction fees and expenses. The recorded intangible was determined to be a fair value for the rights re-acquired based on the sales levels of ESTRASORB, the status of obtaining approval outside the United States and the deferred further development of ANDROSORB. Included in the assets and liabilities written off were deferred financing costs of $351,000 relating to the convertible notes held by King, and remaining deferred revenue of $2,250,000 relating to previous licensing fees for ESTRASORB, mentioned above.
4. Long-term Lease and Accounting for Facility Exit Costs
     In December 2003, the Company prepared for the consolidation of warehousing and distribution functions for all its products by closing its distribution facility in Maryland Heights, Missouri. The Company entered into a service arrangement with Cardinal Health in Nashville, Tennessee for customer service, warehousing and product shipment to distribute current and future products. Prior to this restructuring, the Company purchased its prenatal vitamins in bulk and packaged the vitamins at the Missouri facility. As part of the restructuring, the Company also entered into an agreement with a third-party packager for the vitamin line of products.
     One time costs associated with this restructuring included moving costs of approximately $15,000, along with transition payments to 10 production and support employees of approximately $75,000 in the aggregate were included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003. In addition, the Company held an auction, selling off most of the fixed assets that were located at the facility. The auction resulted in a loss on disposal of assets of approximately $129,000. As of December 31, 2004, all costs associated with the restructuring had been paid.
     In July 2004, the Company entered into a long-term agreement to lease a 32,900 square foot facility in Malvern, Pennsylvania for the consolidation and expansion of corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of 10 years with two five-year renewal options. Standard annual escalation rental rates are in effect during the initial lease term. With six months advance notice, the Company also has an option to lease adjoining space of 17,000 square feet, which could be built out for future manufacturing needs.
     In June 2005, the Company renewed a long-term agreement to lease a 11,700 square foot facility in Rockville, Maryland for contract vaccine research, development and manufacturing of Phase I products. The lease, with a commencement date of April 1, 2005, has a 5 year term. A 3% annual escalation rental increase is in effect during the lease term.
     The Company applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for contract termination costs and associated costs that will continue to be incurred under the operating lease expiring on October 31, 2006 related to its former corporate offices located in Columbia, Maryland. For the years ended December 31, 2005 and 2004, $105,000 and $252,000, respectively, was included in facility exit costs line in the accompanying consolidated statements of operations, which represents the difference between the fair value of the remaining lease payments, reduced by current estimated sublease rentals that could be reasonably obtained.
A roll-forward of facility exit cost liability is as follows:

	Current	Non-Current
	(in thousands)
Original amount expensed and set up as a liability	$151	$101
Lease payments applied to the liability	(28)	(23)

Balance as of December 31, 2004	123	78
Lease payments applied to the liability	(30)	(138)
Adjustment to original estimate	45	60

Balance as of December 31, 2005	$138	$—

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
4. Long-term Lease and Accounting for Facility Exit Costs — (Continued)
     The Company applied the principles of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and APB No. 20, Accounting Changes, in writing off the remaining useful lives of the leasehold assets relating to the Columbia facility. For the year ended December 31, 2004, $471,000 or ($0.01) per share, was included in the facility exit costs line item in the accompanying consolidated statement of operations associated with the moving of corporate offices.
5. Supplemental Financial Data
Allowance for Doubtful Accounts
     A roll-forward of the allowance for doubtful accounts is as follows:

(in thousands)
Balance, December 31, 2002	$193
Provision for bad debts	257
Write off bad debts	(74)

Balance, December 31, 2003	$376
Provision for bad debts	413
Other adjustments	(37)

Balance, December 31, 2004	$752
Provision for bad debts	4
Write off bad debts	(327)

Balance, December 31, 2005	$429

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following at December 31:

	2005	2004
	(in thousands)
Prepaid insurance	$593	$898
Current portion of deferred financing	341	411
Non-trade receivables	75	218
Interest on shareholders notes	284	209
Other current assets	54	34

	$1,347	$1,770

Property and Equipment
     Property and equipment is comprised of the following at December 31:

	2005	2004
	(in thousands)
Machinery and equipment	11,275	11,471
Leasehold improvements	6,201	6,048
Computer software and hardware	320	480

	17,796	17,999
Less accumulated depreciation	(6,207)	(3,852)

	$11,589	$14,147

     Depreciation expense was approximately $2,794,000, $2,277,000, and $530,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
5. Supplemental Financial Data — (Continued)
Accrued Expenses
     Accrued expenses consist of the following at December 31:

	2005	2004
	(in thousands)
Sales return allowance	$282	$1,274
Sales rebate allowance	18	45
Employee benefits and compensation	754	1,427
Operating expenses	917	638
Interest	626	756

	$2,597	$4,140

Sales Return Allowance
     A roll-forward of the sales return allowances is as follows:

(in thousands)
Balance, December 31, 2002	$44
Provision for returns for 2003 sales	359
Additional provision for returns for sales prior to 2003	952
Returns received for 2001 sales	(699)
Returns received for 2002 sales	(498)

Balance, December 31, 2003	158
Provision for returns for 2004 sales	885
Additional provision for returns for 2003 sales	771
Additional provision for returns for 2002 sales	463
Returns received for 2002 sales	(447)
Returns received for 2003 sales	(556)

Balance, December 31, 2004	1,274
Provision for 2005 sales	95
Additional provision for 2004 sales	98
Additional provision for 2003 sales	341
Returns received from 2003 sales	(926)
Returns received from 2004 sales	(600)

Balance, December 31, 2005	$282

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
6. Long-term debt
Notes Payable
     Notes payable consist of the following at December 31:

	2005	2004
	(in thousands)
Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,600 through December 2009	$287	$356

Note payable; bears interest at 2.850% per annum; principal and interest due in monthly installments of $6,573 through January 2010	303	373

Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468 through January 2010	302	372

Note payable; insurance financing; bears interest at 5.09% per annum; principal and interest due in monthly installments of $56,868 through September 2006	501	—

Note payable; insurance financing; bears interest at 4.69% per annum; principal and interest due in monthly installments of $88,035 through October 2005	—	862

Total	1,393	1,963
Less current portion	(715)	(1,071)

Long-term portion	$678	$892

     The notes (except for the notes payable for financing insurance premiums) are secured by $2.4 million of the Company’s machinery and equipment located in the Company’s manufacturing site in Philadelphia, Pennsylvania.
Convertible Notes
     From 2000 to 2002, the Company entered into a series of note purchase agreements with King totaling $40,000,000. All of the notes would have matured on December 19, 2007 with interest payable in semi-annual installments on June 30 and December 31. As part of the King Transaction, the Company redeemed these notes on July 19, 2004. For the six months ended June 30, 2004, the Company accrued interest of $800,000 relating to the King notes. This accrued interest was written off as part of the King Transaction and included in the resulting gain on the redemption of the convertible notes held by King (see Note 3 Summary of Significant Transactions). For the year ended December 31, 2003, the Company made cash interest payments of $1.6 million for the King notes. For the year ended December 31, 2002, the Company made cash interest payments of $600,000 and accrued an additional $800,000 for interest expense at year-end for which King agreed to accept payment in common stock. In February 2003, the Company issued King 307,692 shares of common stock to satisfy the accrued interest payable. For the year ending December 31, 2003, the Company capitalized $386,717 for interest incurred on debt used to finance the build-out of its manufacturing facility.
     Concurrent with the King Transaction, in July 2004 the Company also entered into definitive agreements for the private placement of $35,000,000 aggregate principal amount of senior convertible notes to a group of institutional investors. The notes carry a 4.75% coupon, payable semi-annually, mature in five years and are currently convertible into shares of common stock at $5.56 per share. From the third anniversary of the issue date of the notes, and subject to certain conditions, the Company shall have the right to effect a mandatory conversion of the notes if the weighted average price of the common stock exceeds 175% of the then conversion price for each of 15 trading days out of any 30 consecutive trading days. Note holders shall have the right to require the Company to redeem all or a portion of the notes if the weighted average price of the common stock for each of 30 trading days out of 40 consecutive trading days prior to either the third or fourth anniversary of the issue date of the notes is less than the then applicable conversion price of the Company’s common stock, provided, that a holder’s right to effect this optional redemption will not apply if certain revenue targets for ESTRASORB are achieved. The notes are also redeemable upon the occurrence of specified events of default as well as a “change of control” (as that term is defined in the notes) of Novavax. At December 31, 2005 and 2004, the Company had accrued interest of $626,000 and $756,000, respectively, relating to these notes.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
6. Long-term debt — (Continued)
Convertible Notes — continued
     In October 2005, certain holders of $6,000,000 face amount of the Company’s senior convertible notes exercised their optional conversion right to convert their notes plus accrued interest of $81,000 into 1,070,635 shares of Novavax common stock, at the per share conversion price then in effect of $5.68. This reduces the aggregate principal amount of such notes outstanding from $35,000,000 to $29,000,000.
     As a result of both of the financing and the King Transaction, the Company incurred $3,355,000 of transaction expenses, which increased the intangible asset for ESTRASORB rights by $1,010,000 (included in the total intangible asset for ESTRASORB rights of $2,514,000), decreased additional paid-in capital by $288,000, and increased deferred financing costs by $2,057,000. The deferred financing costs are being amortized over the life of the convertible notes. During the years ended December 31, 2005 and 2004, $400,000 and $184,000, respectively, of deferred financing costs amortization was included in interest expense on the accompanying consolidated statements of operations. Concurrent with the conversion of the Company’s $6,000,000 senior convertible debt (mentioned above), the Company wrote off $262,000 of deferred financing costs that corresponds to the $6,000,000 of senior convertible debt, which is included interest expense on the accompanying statement of operations for the year ended December 31, 2005.
     Convertible notes consist of the following on December 31:

	2005	2004
	(in thousands)
Note payable; 4.75% senior convertible, issued July 19, 2004, due July 15, 2009, currently convertible into 5,215,827 shares of Novavax common stock at $5.56 per share	$29,000	$35,000

     Aggregate future minimum principal payments on debt at December 31, 2005 are as follows:

Year	Amount
(in thousands)
2006	$715
2007	220
2008	226
2009	29,219
2010	13

$30,393

     Total cash interest payments for the three years December 31, 2005, 2004 and 2003 were $1,719,000, $54,000 and $1,700,000 respectively.
7. Sale of Common Stock
     In February 2003, the Company completed the private placement of 4,750,000 shares of common stock at $3.50 per share to an accredited investor, for net proceeds of $16,600,000. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. A resale registration statement was filed with the Commission in April 2003, and was declared effective in May 2003.
     In May 2003, the Company received net proceeds of approximately $1,500,000 from the exercise of 400,000 common stock options at $3.63 per share.
     In November 2003, the Company completed an offering of 4,500,000 shares of common stock at $6.15 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds after deducting underwriter fees of approximately $1,700,000, as well as legal, accounting and other miscellaneous fees, were approximately $25,900,000.
     During 2004, the Company received net proceeds of $369,000 from the exercise of 107,550 common stock options at a range of $3.24 to $4.30 per share.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
7. Sale of Common Stock — (Continued)
     Concurrent with the King Transaction, in July 2004 the Company issued 952,381 shares of common stock at $5.25 per share, for gross proceeds of $5.0 million to an accredited investor in reliance on Regulation D promulgated under the Securities Act of 1933, as amended. A resale registration statement was filed and declared effective for such shares in August 2004.
     In July 2005, the Company completed an agent-led offering of 4,000,000 shares of common stock at $1.00 per share for gross proceeds of $4,000,000. The stock was issued pursuant to an existing shelf registration statement. Net proceeds after deducting underwriter, legal, accounting and other miscellaneous fees were approximately $3,631,000.
     In August 2005, the Company issued 250,000 shares of common stock in a private placement to its former Chief Executive Officer for prior services, which had a fair market value of $215,000 at the time of issuance.
     In August 2005, the Company approved the issuance of 50,000 shares of common stock to a director in a private placement for prior services and for his agreement to pledge such shares to a brokerage firm to secure the debt guarantee by the Company (see Note 13 Related Party Transactions). The fair value at the time of the approval of these shares was $37,000 and they were issued in December 2005.
     In November 2005, the Company completed an offering of 4,186,047 shares of common stock at $4.30 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds after deducting underwriter fees, legal and other miscellaneous fees were approximately $17,032,000.
     During 2005, the Company received net proceeds of $395,000 for the exercise of 342,654 common stock options at a range of $.01 to $3.75 per share.
8. Stockholders’ Equity
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
9. Stock Options
     Under the 2005 Stock Incentive Plan (the “2005 Plan”), approved in May 2005 by the stockholders of the Company, options may be granted to officers, employees, consultants and advisors to Novavax and any present or future subsidiary to purchase a maximum of 2,000,000 shares of Novavax common stock and an additional 565,724 shares of common stock that had been held in reserve under the Company’s 1995 Stock Option Plan (the “1995 Plan”), were unused and were transferred to the Company 2005 Plan. In addition, a maximum 5,746,468 shares of common stock subject to existing options under the 1995 Plan may revert to and become issuable under the 2005 Plan if such existing options granted under the 1995 Plan should for any reason expire or otherwise terminate.
     Under the 2005 Plan, the 1995 Plan and the 1995 Director Stock Option Plan (the “1995 Director Plan”) incentive stock options, having a maximum term of 10 years, can be or were granted at no less than 100% of the fair market value of Novavax’s stock at the time of grant and are generally exercisable in cumulative increments over several years from the date of grant. Both incentive and non-statutory stock options may be granted under these plans. There is no minimum exercise price for non-statutory stock options.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
9. Stock Options — (Continued)
     The exercise price is the fair market value per share of the Company’s common stock on the date of grant. Options granted to eligible directors are exercisable in full beginning six months after the date of grant and expire 10 years from the grant date. All options available under the 1995 Director Plan have been granted. Such options cease to be exercisable at the earlier of their expiration or three years after an eligible director ceases to be a director for any reason. In the event that an eligible director ceases to be a director on account of his or her death, any outstanding options (whether exercisable or not on the date of death) may be exercised within three years after such date (subject to the condition that no such option may be exercised after the expiration of 10 years from its date of grant).
     Activity under the 2005 Plan, 1995 Plan and Director Plan was as follows:

					1995 Director Stock
	2005 Stock Option Plan		1995 Stock Option Plan		Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance, December 31, 2002			3,601,796	$6.10	300,000	$4.01
Granted			2,091,000	5.16	—	—
Exercised			(506,000)	4.30	—	—
Expired or canceled			(975,153)	7.93	(30,000)	3.85

Balance, December 31, 2003			4,211,643	5.61	270,000	4.03
Granted			1,308,150	5.46	—	—
Exercised			(107,550)	3.43	—	—
Expired or canceled			(350,275)	7.69	—	—

Balance, December 31, 2004			5,061,968	5.48	270,000	4.03

Granted	2,192,775	$1.22	486,825	2.13	—	—
Exercised	—	—	(312,654)	0.96	(30,000)	3.15
Expired or canceled	(88,850)	1.46	(2,115,978)	5.64	(70,000)	4.61

Balance, December 31, 2005	2,103,925	$1.21	3,120,161	$5.30	170,000	$3.95

Shares exercisable at December 31, 2003	—	$—	2,180,439	$5.32	270,000	$4.03

Shares exercisable at December 31, 2004	—	$—	2,683,195	$5.40	270,000	$4.03

Shares exercisable at December 31, 2005	354,165	$1.31	2,220,857	$5.71	170,000	$3.95

Available for grant at December 31, 2005	2,021,443

     The weighted-average fair value of the stock options outstanding as of December 31, 2005, 2004 and 2003 is estimated as $3.17, $3.32, and $3.10 per share, respectively. The fair value of awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31
	2005	2004	2003
Risk-free interest rate	4.0%	3.0%	3.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility	129.0%	59.0%	72.0%
Expected life (in years):
Employees	6.0	6.0	6.0
Directors	3.0	3.0	3.0

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
9. Stock Options — (Continued)
     The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2005:

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options issued at market value:
$0.00 - $1.17	710,000	9.6	$0.87	79,165	$1.03
$1.17 - $2.33	1,706,363	9.4	1.51	305,938	1.45
$2.33 - $3.50	276,450	4.4	3.30	276,450	3.30
$3.50 - $4.66	1,082,645	5.9	4.00	858,437	4.01
$4.66 - $5.83	267,000	3.9	5.45	240,500	5.42
$5.83 - $6.99	683,983	8.0	6.03	322,687	6.06
$6.99 - $8.16	233,334	2.0	7.43	233,334	7.43
$8.16 - $9.32	267,825	5.3	8.84	267,825	8.84
$9.32 - $10.49	131,486	5.5	9.54	125,686	9.50
$10.49- $11.65	35,000	4.9	10.98	35,000	10.98

	5,394,086	7.4	$3.66	2,745,022	$5.04

10. Employee Benefits
     The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed 90 days of service may elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.
     The Company currently matches 25% of the first 6% of the participants’ deferral. Contributions to the 401(k) plan vest equally over a three-year period. The Company has expensed approximately $77,000, $96,000, and $73,000 in 2005, 2004, and 2003, respectively.
11. Income Taxes
     Deferred tax assets (liabilities) consist of the following at December 31:

	2005	2004
	(in thousands)
Net operating losses	$46,213	$40,706
Research tax credits	2,725	2,667
Disqualifying stock options	—	673
Alternative-minimum tax credit	94	94
Intangibles from acquisition	152	506
Allowance for doubtful accounts	166	290
Accrued vacation pay	66	115
Accrued bonuses	209	—
Deferred rent	68	64
Facility exit costs	54	78
Restricted stock grants	36	—
Other	15	18

Total deferred tax assets	49,798	45,211
Deferred patent costs	(433)	(485)
ESTRASORB rights	—	(546)
Depreciation	(744)	(49)
State taxes	(2)	(2)

Total deferred tax liabilities	(1,179)	(1,082)
Net deferred tax assets	48,619	44,129
Less valuation allowance	(48,619)	(44,129)

Deferred tax assets, net	$—	$—

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
11. Income Taxes — (Continued)
     The differences between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	2005	2004
Statutory federal tax rate	(34)%	(34)%
State income taxes, net of federal benefit	(5)%	(4)%
Research and development credit	(0)%	(1)%
Other	(1)%	1%
Change in valuation allowance	40%	38%

	—%	—%

     Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2005 and 2004.
     Novavax has recorded no net benefit for income taxes in 2005, 2004 and 2003 in the accompanying consolidated financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.
     Federal net operating losses and tax credits available to the Company are as follows:

2005
(in thousands)
Federal net operating losses expiring through the year 2025	$119,661
State net operating losses expiring through the year 2025	119,661
Research tax credits expiring through the year 2025	2,725
Alternative-minimum tax credit (no expiration)	94
     Utilization of the net operating loss carryforwards and credit may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.
12. Commitments and Contingencies
Litigation
     The Company is a defendant in a lawsuit filed in December 2003 by a former director alleging that the Company wrongfully terminated the former director’s stock options. Management believes that the termination and cancellation of the options were in accordance with the terms of the option agreements following his termination for cause by a former parent company, IGI, Inc., and also believes the lawsuit is without merit and we are vigorously defending the claim. The lawsuit is scheduled to go to trial in April 2006 in Atlantic County, New Jersey. Management cannot reasonably estimate the liability, if any, related to this claim, or the likelihood of an unfavorable settlement. Accordingly, no liability related to this contingency is accrued in the consolidated balance sheet as of December 31, 2005; however, an unfavorable settlement may have a material adverse impact on future operating results.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003
Operating Leases
     Novavax leases manufacturing, laboratory and office space and machinery and equipment under non-cancelable operating lease agreements expiring at various dates through September 2014. Several of these leases contain renewal options at the Company’s option and standard annual escalation rental rates. Future minimum rental commitments under non-cancelable leases as of December 31, 2005 are as follows:

Operating
Year	Leases
(in thousands)
2006	$1,617
2007	772
2008	652
2009	665
2010	452
Thereafter	1,663

Total minimum lease payments	$5,821

     Aggregate rental expenses approximated $2,307,000, $3,199,000, and $3,940,000 in 2005, 2004 and 2003, respectively.
13. Related Party Transactions
     On March 21, 2002, pursuant to the Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes are payable upon the earlier to occur of the following: (i) the date on which the director ceases for any reason to be a director of the Company, (ii) in whole, or in part, to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007. As of December 31, 2005 and 2004, accrued interest receivable related to the borrowing was $284,000 and $209,000, respectively.
     In addition, in April 2002, the Company executed a conditional guaranty of a brokerage margin account for a director, in the amount of $500,000. Prior to demanding payment from the Company, the brokerage firm must first make demand for payment to the director and then liquidate the account. Thereafter, if there remains a shortfall, they may demand payment from the Company. As of December 31, 2005 and 2004, the Company has not recorded any liability on its balance sheet related to this guarantee as the Company believes the possibility of required payment by the Company to be unlikely.
     In August 2004, the Company approved the payment of $75,000 to the employer of one of its directors as compensation for services as an advisor for the King Transaction and related financing. The King Transaction may also be deemed to be a related party transaction.
14. Subsequent Event
     In February 2006, the Company completed an offering of 4,597,700 shares of common stock at $4.35 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds after deducting legal and miscellaneous fees were approximately $19.9 million.