Form 10-Q
period 2006-03-31
NOVAVAX INC
filed 2006-05-15
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2006	Commission File No. 0-26770
NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

508 Lapp Road, Malvern, PA	19355
(Address of principal executive offices)	(Zip code)
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
☐ Large accelerated filer            ☐ Accelerated filer            ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes            ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Shares of Common Stock Outstanding at May 12, 2006: 61,423,121

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended March 31, 2006
 i

Part I. Financial Information
Item 1. Financial Statements
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,941	$31,893
Accounts and other receivables, net of allowance for doubtful accounts of $288 and $429 as of March 31, 2006 and December 31, 2005, respectively	3,601	3,571
Inventory	780	800
Prepaid expenses and other current assets	1,128	1,347

Total current assets	89,450	37,611
Property and equipment, net	11,103	11,589
Goodwill	33,141	33,141
Other intangible assets, net	1,077	1,110
Other non current assets	661	931

Total assets	$135,432	$84,382

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$811	$1,426
Accrued expenses	2,084	2,597
Current portion of notes payable	552	715
Facility exit costs	96	138

Total current liabilities	3,543	4,876

Convertible notes	22,000	29,000
Deferred rent	160	176
Non-current portion of notes payable	624	678

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $.01 par value, 100,000,000 shares authorized; 61,670,988 shares issued and 61,423,121 outstanding at March 31, 2006, and 50,259,494 issued and 50,005,646 outstanding at December 31, 2005	617	503
Additional paid-in capital	259,713	195,361
Unearned compensation	––	(425)
Notes receivable from directors	(1,480)	(1,480)
Accumulated deficit	(147,389)	(141,894)
Treasury stock, 247,867 shares at March 31, 2006 and 253,848 shares at December 31, 2005, cost basis	(2,356)	(2,413)

Total stockholders’ equity	109,105	49,652

Total liabilities and stockholders’ equity	$135,432	$84,382

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Net product sales	$719	$719
Contract research and development	474	243
Royalties, milestone and licensing fees	110	––

Total revenues	1,303	962

Operating costs and expenses:
Cost of products sold	1,233	1,979
Excess inventory costs over market	315	––
Research and development	2,032	1,222
Selling and marketing	38	4,057
General and administrative	2,720	2,121

Total operating costs and expenses	6,338	9,379

Loss from operations	(5,035)	(8,417)

Interest expense, net	(460)	(469)

Net loss	$(5,495)	$(8,886)

Basic and diluted loss per share	$(0.11)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	52,267,386	39,553,876

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Operating Activities:
Net loss	$(5,495)	$(8,886)
Reconciliation of net loss to net cash used in operating activities:
Amortization	33	216
Depreciation	713	708
Provision for bad debts	(141)	21
Amortization of deferred financing costs	270	103
Deferred rent	(16)	––
Non-cash expense	25	––
Non-cash stock compensation	1,034	––
Changes in operating assets and liabilities:
Trade accounts receivable	111	180
Inventory	20	1,092
Prepaid expenses and other assets	219	397
Accounts payable and accrued expenses	(1,059)	(2,184)
Facility exit costs	(42)	(38)
Other non current assets	––	32

Net cash used in operating activities	(4,328)	(8,359)

Investing Activities:
Capital expenditures	(227)	(8)

Net cash used in investing activities	(227)	(8)

Financing Activities:
Principal payments of notes payable	(217)	(307)
Net proceeds from sales of common stock	56,022	––
Proceeds from the exercise of stock options	798	––

Net cash provided/(used) in financing activities	56,603	(307)

Net change in cash and cash equivalents	52,048	(8,674)
Cash and cash equivalents at beginning of period	31,893	17,876

Cash and cash equivalents at end of period	$83,941	$9,202

Non-cash transactions:
Conversion of convertible debt and accrued interest to common stock	$7,068	$––

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a biopharmaceutical company focused on creating differentiated, value-added pharmaceutical and vaccine products and technologies. The company’s platforms include the virus-like particle (“VLP”) manufacturing technology for vaccines utilizing the baculovirus expression system in insect cells, as well as novel vaccine adjuvants based on Novasomes® and dendrimers. The Company is developing vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential and human seasonal influenza viruses using its VLP and Novasomes. The Company’s drug delivery platforms include the micellar nanoparticle (“MNP”) technology which is the basis for the development of its first Food and Drug Administration-approved product, ESTRASORB®. In addition to MNP, the Company’s drug delivery technologies include Novasomes (paucilamellar non-phospholipid vesicles) and Sterisomes® (subcutaneous depot injection). The Company has several products utilizing the MNP technology in various stages of development.
     In October 2005, the Company entered into License and Supply Agreements for ESTRASORB. Under the agreements, the Company will continue to manufacture ESTRASORB and the licensee, Esprit Pharma, Inc., (“Esprit”), which was granted an exclusive license, will sell ESTRASORB in North America.
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
     The consolidated financial statements of Novavax for the three months ended March 31, 2006 and 2005 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. We suggest that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Inventories
     Inventories consist of raw materials, work-in-process and finished goods, and are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	March 31, 2006	December 31, 2005
	(unaudited)
	(amounts in thousands)
Raw materials	$331	$358
Work-in-process	189	38
Finished goods	260	404

	$780	$800

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventories (continued):
     During the year ended December 31, 2005, the Company implemented Statement of Financial Accounting Standard No. 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocated fixed production overheads to inventories based on the anticipated normal capacity of the manufacturing facility at that time. Included in cost of products sold for the three months ended March 31, 2006 is $400,000, or $(.01) per share, of idle capacity costs which represents the excess of fixed production overhead over that allocated to inventories.
     During the three months ended March 31, 2006, $315,000 of inventory costs in excess of market value was included in the accompanying consolidated statement of operations related to the Supply Agreement with Esprit. Under the terms of this agreement the Company sells ESTRASORB at a price which was below its manufacturing costs during the first quarter of 2006.
Revenue Recognition
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales net of allowances for returns, rebates and chargebacks. A large part of the Company’s product sales are to Esprit or to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records its sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves for changes in trends and competition.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition (continued):
     Under the terms of an Asset Purchase Agreement with Pharmelle, LLC the Company no longer has responsibility for rebates or returns related to AVC™ Cream and Suppositories, NovaNatal and NovaStart. Under the License and Supply Agreements with Esprit, as of January 20, 2006, the Company no longer has responsibility for rebates related to ESTRASORB and no longer has responsibility for returns related to ESTRASORB sales made subsequent to October 19, 2005.
     A roll-forward of the sales return allowances is as follows:

(in
thousands)
(unaudited)
Balance, December 31, 2005	$282
Provision for 2006 sales	7
Additional provision for 2004 sales	34
Returns received from 2004 sales	(113)

Balance, March 31, 2006	$210

     The shipping and handling costs the Company incurs are included in cost of products sold in its statements of operations.
     For upfront payments and licensing fees related to contract research or technology, the Company follows the provisions of SAB No. 104 in determining if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.
     Revenue earned under current biological technologies research contracts was recognized per the terms and conditions of such contracts for invoicing of costs incurred and defined milestones. Revenue earned under a drug development contract was recognized on the percentage-of-completion method, whereby revenue was recognized in proportion to the estimated cost-to-complete the contract.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     Property and equipment is comprised of the following:

	As of
	March 31, 2006	December 31, 2005
	(unaudited)
	(amounts in thousands)
Machinery and equipment	$11,449	$11,275
Leasehold improvements	6,248	6,201
Computer software and hardware	326	320

	18,023	17,796
Less accumulated depreciation	(6,920)	(6,207)

	$11,103	$11,589

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accounting for Facility Exit Costs
     In July 2004, the Company entered into a long-term agreement to lease a 32,900 square foot facility in Malvern, Pennsylvania for the consolidation and expansion of corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options and an early option to terminate after the first five years of the lease. Standard annual escalation rental rates are in effect during the initial lease term. With advance notice, the Company also has an option to lease adjoining space of 17,000 square feet.
     The Company applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for contract termination costs and associated costs that will continue to be incurred under the operating lease expiring on October 31, 2006 related to the Company’s former corporate offices located in Columbia, Maryland.
A roll-forward of this liability is as follows:

		Non-
	Current	Current
	(in thousands)
Original amount expensed and recorded as a liability	$151	$101
Lease payments applied to the liability	(58)	(161)
Adjustment to original estimate	45	60

Balance as of December 31, 2005	138	—

Lease payments applied to the liability	(44)	—
Adjustment to original estimate	2	—

Balance as of March 31, 2006 (unaudited)	$96	$—

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill and Other Intangible Assets (continued):
     Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years. Amortization expense was $33,000 and $216,000 for the three months ending March 31, 2006 and 2005, respectively.
     As of March 31, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2006			As of December 31, 2005
	(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill, net
Goodwill- Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

Other intangible assets, net
Patents	$2,525	$(1,448)	$1,077	$2,525	$(1,415)	$1,110

Stock-Based Compensation
     The Company has various stock incentive and option plans which are described in Note 9 of the Company’s 2005 Annual Report on Form 10-K that provide for the grant of stock options to eligible employees, officers, directors and consultants of the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised) Accounting for Stock-Based Compensation (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $826,000 for the three months ended March 31, 2006 and includes both compensation cost of stock options granted prior to but not yet vested as of January 1, 2006 and compensation cost for all options granted subsequent to December 31, 2005. No tax benefit was recorded as of March 31, 2006 in connection with this compensation cost due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     As of March 31, 2006, there were 5,956,561 stock options outstanding. At March 31, 2006, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model was approximately $2,228,000 (net of estimated forfeitures). During the three months ended March 31, 2006, the Company granted 751,500 stock options, with a fair value of approximately $2,578,000 (net of estimated forteitures), and 1,000 options were forfeited.
     Prior to adopting SFAS 123R on January 1, 2006, the Company’s equity based employee compensation cost under the various stock incentive and option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted to by Standard of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. Therefore, for the three month period ended March 31, 2005, no option based employee compensation cost is reflected in the net loss, because all options granted under those plans had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes, provides the pro forma information as required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123, and illustrates the effect on net loss and loss per common share for the three month period ended March 31, 2005 presented as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock based employee compensation prior to January 1, 2006.

Three Months Ended
March 31,
2005
(unaudited)
(Amounts in
thousands, except
per share data)
Net loss, as reported	$(8,886)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (revised)	(423)
Pro forma net loss (revised)	$(9,309)

Net loss per share:
Basic and diluted — as reported	$(0.22)
Basic and diluted — pro forma (revised)	$(0.24)

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three months ended March 31, 2006 and 2005 using the Black-Scholes options valuation model are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)
Weighted average fair value of options granted	$3.43	$1.18
Expected life (years):	4.2	4.7
Expected volatility	85%	64%
Risk-free interest rate	4.28 – 4.55%	3.75%
Expected dividend	0%	0%
Expected forfeiture rate	20.37%	0%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from vest date. The expected volatility of the options granted during the three month period ended March 31, 2006 is determined using historical volatilities based on stock prices since the inception of the plans. The expected volatility of the options granted during the three months ended March 31, 2005 is determined using historical volatilities based on stock prices for the preceding twelve month period ended March 31, 2005. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The Company has never paid a dividend, and as such the dividend yield is zero.
     Compensation cost for grants issued prior to January 1, 2006 was accounted for using a graded method. Compensation cost for grants issued on or after January 1, 2006 was accounted for using a straight line method.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     Activity under the 2005 Plan, the 1995 Plan and the Director Plan was as follows:

					1995 Director Stock
	2005 Stock Option Plan		1995 Stock Option Plan		Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance, December 31, 2005	2,103,925	$1.21	3,120,161	$5.30	170,000	$3.95
Granted	751,500	4.72	––	––	––	––
Exercised	(100,000)	5.81	(58,750)	3.70	––	––
Expired or canceled	(1,000)	4.60	(29,275)	5.04	––	––

Balance, March 31, 2006	2,754,425	$2.00	3,032,136	$5.33	170,000	$3.95

Shares exercisable at March 31, 2006	890,000	$1.61	2,373,107	$5.65	170,000	$3.95

Available for grant at March 31, 2006	1,195,218

     The following table provides certain information with respect to stock options outstanding and exercisable at March 31, 2006:

		Weighted			Weighted
	Number of	Average	Weighted	Number of	Average
	Options	Remaining	Average	Options	Exercise
	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
Options issued at market value:
$0.00 - $1.17	710,000	9.3	$0.87	185,000	$1.03
$1.17 - $2.33	1,706,363	9.1	1.51	739,650	1.48
$2.33 - $3.50	276,450	4.2	3.30	276,450	3.30
$3.50 - $4.66	1,663,270	7.5	4.23	880,062	4.08
$4.66 - $5.83	254,000	3.9	5.45	227,500	5.47
$5.83 - $6.99	682,233	7.7	6.03	460,200	6.03
$6.99 - $8.16	233,334	1.8	7.43	233,334	7.43
$8.16 - $9.32	265,925	5.0	8.84	265,925	8.84
$9.32 - $10.49	129,986	5.3	9.53	129,986	9.53
$10.49- $11.65	35,000	4.6	10.98	35,000	10.98

	5,956,561	7.5	$3.75	3,433,107	$4.52

     During 2005, the Company granted 552,434 shares of restricted Common Stock under the 2005 Stock Incentive Plan totaling $576,000 in value at the date of the grant to various employees, officers and a board member of the Company, which vest over periods of up to three years.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     During the three months ended March 31, 2006, the Company granted 155,000 shares of restricted Common Stock under the 2005 Stock Incentive Plan totaling $871,000 in value at the date of grant to officers, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years.
     Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. For the three months ended March 31, 2006, $208,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. There was no corresponding expense for the three months ended March 31, 2005.
     For restricted stock issued prior to January 1, 2006, non-cash compensation cost was recorded using the straight-line method of amortization and an unearned compensation was increased accordingly. The initial issuance of restricted stock increases common stock and additional paid-in capital and is offset by unearned compensation, which is included the stockholders’ equity section of the consolidated balance sheet. The balance as of December 31, 2005 for the unearned compensation account was $425,000 and in accordance with SFAS No. 123R was netted against additional paid-in capital as of January 1, 2006.
Sales and Issuance of Common and Treasury Stock
     In February 2006, the Company completed an offering of 4,597,700 shares of common stock at $4.35 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds, after deducting legal fees, were approximately $19,963,000.
     In March 2006, the Company completed an offering of 5,205,480 shares of common stock at $7.30 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds, after deduction underwriter fees of approximately $1,900,000 as well as legal and other miscellaneous fees, were $36,059,000.
     During the three months ended March 31, 2006, the Company received net proceeds of $798,000 for the exercise of 158,750 common stock options at a range of $3.56 to $5.81 per share.
     In March 2006, the Company issued 5,981 shares of treasury stock in lieu of payment of services rendered by a consultant for the value of $25,000. The treasury stock had a weighted average cost of $9.51 per share and additional paid in capital was reduced by $32,000.
     During the three months ended March 31, 2005, there were no sales or issuance of common stock.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Convertible Notes Conversion
     In March 2006, the holders of $7,000,000 principal amount of the Company’s senior convertible notes exercised their optional right to convert their notes plus accrued interest of $68,000 into 1,294,564 shares of Novavax common stock, at the per share conversion price then in effect of $5.46. This reduced the aggregate principal amount of such notes outstanding from $29,000,000 to $22,000,000.
     Cash interest payments for the three month periods ended March 31, 2006 and 2005 were 769,000 and $848,000, respectively.
Segment Information
     The Company currently operates in one business segment, which is focused on new product development by creating differentiated value-added pharmaceutical and vaccine products and technology. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
Related Party Transactions
     On March 21, 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes are payable upon the earlier to occur of the following: (i) payable in full upon the date on which the director ceases for any reason to be a director of the Company, (ii) payable in part to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007. As of March 31, 2006 and December 31, 2005, accrued interest receivable related to the borrowings was $302,000 and $284,000, respectively.
     In April 2004, the Company paid $54,000 to a current officer of the Company at the time of his initial employment, at which time he was not an officer, as reimbursement of his education costs that a previous employer had paid on his behalf. This cost is to be forgiven over a three year period conditional on this officer remaining in employment with the Company and is included in compensation cost over the three year period. As of March 31, 2006 and December 31, 2005, the remaining cost that has not being expensed was $17,000 and $22,000, respectively, and is included in other current assets on the consolidated balance sheets.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restructuring of the Sales Force
     From March through August 2005, the Company implemented measures to reduce costs associated with its commercial operations by downsizing and then eliminating its sales force to correspond with the Company’s strategy of transitioning from a commercial business model to that of one focused on the Company’s core competency of new product development. The March restructuring reduced the Company’s sales force from 100 to 47 employees, or 53% and the August restructuring eliminated the remaining sales force personnel. Included in sales and marketing expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2005 is $210,000 related to the first of these two restructurings. Included in this amount are (i) one-time termination benefits of $158,000, (ii) auto lease contract termination costs of approximately $40,000, and (iii) $12,000 of other associated costs, all of which were paid as of December 31, 2005.

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
Overview
     During 2005, Novavax successfully transitioned from a specialty pharmaceutical company, which included the sales and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company leveraging our proprietary technologies in vaccines, adjuvants and drug delivery. We are now focused on creating differentiated, value-added pharmaceutical and vaccine products and technologies. The Company’s platforms include the virus-like particle (“VLP”) manufacturing technology for vaccines utilizing the baculovirus expression system in insect cells, as well as novel vaccine adjuvants based on Novasomes® and dendrimers. The Company is developing vaccines against the H5N1, H9N2 and other subtypes of avian influenza with human pandemic potential and human seasonal influenza viruses using its VLP and Novasomes. The Company’s drug delivery platforms include the micellar nanoparticle (“MNP”) technology which is the basis for the development of its first Food and Drug Administration-approved product, ESTRASORB®. In addition to MNP, Novavax drug delivery technologies include Novasomes (paucilamellar non-phospholipid vesicles) and Sterisomes® (subcutaneous depot injection). The Company has several products utilizing the MNP technology in various stages of development.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Currently, our main focus is to develop vaccines against influenza viruses with the potential to cause a pandemic outbreak, using our VLP vaccine technology. VLPs are genetically-engineered particles that mimic three-dimensional structures of viruses but are composed of recombinant proteins lacking viral genetic material and therefore are believed to be incapable of causing infection and disease. Our proprietary production technology employs insect cells rather than eggs. We can more rapidly produce a safe, effective, low-cost vaccine as compared with the labor-intensive egg-based process. Key advantages of the technology are the ability to rapidly respond to emerging threats of new strains and a reduced risk of allergic reactions associated with egg-based processes. A proof-of-concept study, conducted in collaboration with the NIH and CDC, demonstrated that a recombinant VLP vaccine against the H9N2 strain of avian influenza reduced disease morbidity in mice against a live H9N2 virus challenge when compared with unvaccinated animals. This study is the basis for the development of VLP vaccines against H5N1 strains of avian and human seasonal influenza. In addition, the Company is studying the applicability of its proprietary adjuvants in conjunction with VLP vaccines to further enhance the immunogenicity of vaccines. Other projects in development using our proprietary VLP technology include vaccines for HIV, SARS and seasonal influenza. We are also developing E-Selectin tolerogen for the prevention of secondary strokes.
     We will also continue to leverage our drug delivery technologies by developing and licensing new products based on our MNP technology. ESTRASORB, our first internally-developed product using MNP technology, is the first topical emulsion for estrogen therapy approved by the FDA for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. ESTRASORB was licensed in October 2005 to Esprit Pharma, Inc., for marketing in North America (see “Significant Transactions in 2005 and 2006” below). Following the successful development of ESTRASORB, we have developed a pipeline of over ten product candidates using the MNP technology and we remain active with several pharmaceutical companies to co-develop and co-market or license these products.
Significant Transactions in 2005 and 2006
License and Supply Agreements with Esprit Pharma, Inc
     In October 2005, we entered into License and Supply Agreements for ESTRASORB with Esprit Pharma, Inc. Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and we will continue to manufacture ESTRASORB.
     In consideration for the rights granted, Esprit will pay us a minimum cash consideration of $12.5 million: $2.0 million which was paid at closing, $8.0 million which was paid in December 2005, and the remaining $2.5 million will be paid on the first anniversary date of the License Agreement, in October 2006. We will receive a royalty on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB. We also wrote off $2.2 million, the remaining net balance of our intangible asset for ESTRASORB rights at the date of the transaction. As part of this transaction, Esprit also paid us $0.3 million for inventory and sales and promotional materials for which we had a book value of $0.4 million. We incurred $.02 million of fees related to this transaction and recorded a gain of $10.1 million.

Asset Purchase Agreement with Pharmelle, LLC
     In September 2005, we entered into an Asset Purchase Agreement with Pharmelle, LLC for the sale of assets related to the AVC Cream and Suppositories, NovaNatal and NovaStart products, as well as assets relating to certain formerly-marketed products Vitelle, Nestabs, Gerimed, Irospan and Nessentials. The assets sold included, but were not limited to, intellectual property, the New Drug Application for AVC products, inventory and sales and promotional materials. In connection with the sale, Pharmelle agreed to assume (i) those liabilities and obligations arising after the closing date of the transaction in connection with the performance by Pharmelle of certain assumed contracts,(ii) those liabilities and obligations arising after the closing date in connection with products sold by Pharmelle after the closing date or the operation of the business relating to such products or the assets after such date (including any product liability claims associated with such products), and (iii) all liability and responsibility for returns of the products made after the closing date, regardless of when such products were produced, manufactured or sold.
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
Equity Financing Transactions
     In February 2006, we completed an offering of 4,597,700 shares of common stock at $4.35 per share for gross proceeds of $20.0 million. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds were approximately $20.0 million.
     In March 2006, we completed an agent-led offering of 5,205,480 shares of common stock at $7.30 per share, for gross proceeds of $38.0 million. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds were approximately $36.1 million.
Convertible Notes Conversion
     In March 2006, the holders of $7.0 million principal amount of our 4.75% senior convertible notes due July 15, 2009 exercised their optional right to convert their notes plus accrued interest of $68,000 into 1,294,564 shares of Novavax common stock, at the per share conversion price of $5.46. This reduces the aggregate principal amount of such notes outstanding from $29.0 million to $22.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restructuring of the Sales Force
     From March through August 2005, we implemented measures to reduce costs associated with our commercial operations by downsizing and then eliminating our sales force to correspond with our strategy of transitioning from a commercial business model to that of one focused on our core competency of new product development. The March 2005 restructuring reduced our sales force from 100 to 47 employees and the August restructuring eliminated the remaining sales force personnel.
Critical Accounting Policies and Changes to Accounting Policies
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Other than the adoption of Statement of Financial Accounting Standards No. 123 (revised) Accounting for Stock-Based Compensation (“SFAS No. 123R”), there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
SFAS 123R
     As of January 1, 2006 (“effective date”) we are applying the principles of SFAS No. 123R in accounting for stock options issued to our employees, directors and consultants using the modified prospective method. The modified prospective method requires that compensation costs be recognized for all share-based payments granted after the effective date and for all awards granted prior to the effective date that are unvested using the requirements of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted our stock-based compensation using the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) as permitted to by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). APB No. 25 generally did not require that options granted to employees be expensed. Since we elected to use the modified prospective method, there are no one-time effects from the adoption of SFAS No. 123R, such as a cumulative effect adjustment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     There were no modifications to outstanding stock options as of December 31, 2005. There have been no changes in the quantity or type of instruments used in share-based payment programs. There have been no material modifications to the valuation methodologies or assumptions from those used in estimating the fair value of options under SFAS No. 123 other than the adjustments for expected volatility. Prior to the adoption of SFAS No. 123R we utilized the preceding twelve month period historical stock prices in determining the expected volatility. With the adoption of SFAS No, 123R we used the historical volatilities based on stock prices since the inception of the stock plans in determining the expected volatility. There have been no changes in the normal terms of share-based payments agreements. For grants awarded prior to January 1, 2006, we accounted for compensation cost using a grated method. For grants awarded on or after January 1, 2006, we accounted for compensation cost using a straight-line method.
The effects of adopting SFAS No. 123R are recorded as compensation costs in the operating costs and expenses as follows:

Three Months Ended
March 31, 2006
(unaudited and in thousands)

Cost of products sold which includes idle capacity	$16
Research and development	238
General and administrative	572

Total effect of adopting SFAS No. 123R	$826

Results of Operations
     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly-owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in the Company’s SEC filings, including but not limited to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2006 (“2006”) compared to the three months ended March 31, 2005 (“2005”): (In thousands)
Revenues:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Product lines sold in 2005	$31	$317	$(286)	-90%
Gynodiol and other products	31	58	(27)	-47%
ESTRASORB	657	344	313	91%

Total product sales	719	719	—	—%
Contract research and development	474	243	231	95%
Royalties, milestone and licensing fees	110	—	110	100%

	$1,303	$962	$341	35%

     Revenues for 2006 consisted of product sales of $0.7 million, compared to $0.7 million in 2005; contract revenues of $0.5 million in 2006, compared to $0.2 million in 2005; and royalties, milestone and licensing fees of $0.1 million in 2006, compared to zero in 2005. Total net revenues for the three months ended March 31, 2006 were $1.3 million, as compared to $1.0 million for 2005, an increase of $0.3 million or 35%. We divested our direct sales of prenatal vitamins and AVC Cream in 2005. Product sales for 2006 consist primarily of ESTRASORB sales to Esprit at an agreed upon price. The other product that we currently sell is Gynodiol, which was on back order for most of the first quarter of 2006.
     Contract research and development revenue for 2006 consists of $0.3 million from an National Institutes of Health grant to develop a second generation AIDS vaccine compared to $0.2 million received in 2005 from the same NIH grant. In addition, $0.1 million of revenue was also recognized in 2006 for a commercial manufacturing contract.
     Royalties, milestone and licensing fees for 2006 consist of $0.1 million for royalties from the Licensing Agreement with Esprit for ESTRASORB.
Operating costs and expenses:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold which includes idle capacity	$1,233	$1,979	$(746)	-38%
Excess inventory costs over market	315	—	315	100%
Research and development	2,032	1,222	810	66%
Selling and marketing	38	4,057	(4,019)	-99%
General and administrative	2,720	2,121	599	28%

	$6,338	$9,379	$(3,041)	-32%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $1.2 million in 2006, compared to $2.0 million in 2005. Of the $1.2 million cost of products sold for 2006, $0.4 million was due to idle plant capacity costs at our manufacturing facility. The remaining $0.8 million primarily represent the cost of ESTRASORB sales to Esprit. Of the $2.0 million cost of products sold for 2005, $1.5 million was due to idle plant capacity costs at our manufacturing facility. Idle capacity costs for 2005 were $1.1 million higher than in 2006, partially due to the accounting of excess inventory costs over market in 2006, which is further discuss below.
Excess Inventory Costs over Market
     As part of the Esprit Transaction (see “Significant Transactions”) we agreed to sell ESTRASORB at a price that was lower than our current manufacturing costs for the inventory manufactured and sold. These costs totaled $0.3 million for the first quarter of 2006. We anticipated these excess costs will decrease in the future as our manufacturing facility becomes more fully utilized in the manufacturing of ESTRASORB as well as fulfilling other anticipated contracts.
Research and Development Expenses
     Research and development costs increased from $1.2 million in 2005 to $2.0 million in 2006, or 66%. The increase of $0.8 million was primarily due to an increase in research and development spending to support the development of flu vaccines.
Selling and Marketing Expenses
     Selling and marketing costs were $38 thousand in 2006 compared to $4.1 million in 2005. The decrease of $4.0 million, or 99%, was due to our strategy of transitioning from a commercial business model to that of one focused on our core competency of new product development. With the sale of our vitamin and AVC lines to Pharmelle and the licensing of ESTRASORB in North America to Esprit, our ongoing selling expenses consist primarily of costs related to the selling of Gynodiol.
General and Administrative Expenses
     General and administrative costs were $2.7 million in 2006 compared to $2.1 million in 2005. The increase of $0.6 million is primarily due to non-cash compensation costs resulting from the implementation of SFAS 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest expense, net:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$250	$62	$188	303%
Interest expense	(710)	(531)	(179)	-34%

	$(460)	$(469)	$9	2%

     Net interest expense was $0.5 million for 2006 compared to $0.5 million for 2005. Interest income increased from $0.1 million in 2005 to $0.3 million in 2006, primarily due to the increase in cash balance from 2005 to 2006. The Equity Financing Transactions during the fourth quarter of 2005 and the first quarter of 2006 accounted for the increase in cash. Partially offsetting the increase in interest income is the increase in interest expense from $0.5 million in 2005 to $0.7 million in 2006, or $0.2 million. This increase is due to the write off $0.3 million of deferred financing costs in March 2006 relating to the conversion of $7.0 million of our 4.75% senior convertible notes.
Net loss:

	2006	2005	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(5,495)	$(8,886)	$(3,391)	-38%

Net loss per share	$(.11)	$(.22)	$(.11)	-50%

Weighted shares outstanding	52,267,386	39,553,876	12,713,510	32%

     Net loss for 2006 was $5.5 million or $(.11) per share, as compared to $8.9 million or $(.22) per share for 2005, a decrease of $3.4 million, or $.11 per share. The decrease is primarily due to the increase in revenues of $0.3 million and the decrease in other operating expenses of $3.0 million, all previously discussed. The weighted shares outstanding increased from 39,553,876 in 2005 to 52,267,386 in 2006 due to the Equity Financing Transactions in the second half to 2005 and the first quarter of 2006 and the conversion of $13.0 million of notes to equity. In addition stock options were exercised during the fourth quarter of 2005 and the first quarter of 2006.

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

Three months
ending
March 31, 2006
(in thousands)
(unaudited)
Summary of Cash Flows:
Net cash provided/(used) in:
Operating activities	$(4,328)
Investing activities	(227)
Financing activities	56,603

Net change in cash and cash equivalents	52,048
Beginning cash and cash equivalents	31,893

Ending cash and cash equivalents	$83,941

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cash and cash equivalents were $83.9 million at March 31, 2006, an increase of $52.0 million from the December 31, 2005 balance of $31.9 million. Of the $52.0 million of cash provided in the first three months of 2006, $4.3 million was used for operating activities and $0.2 million for investing activities and $56.6 million was obtained from financing activities. Operating activities consisted of the net loss of $5.5 million, as previously discussed, non-cash activities of $1.7 million, offset by $(0.8) million of net changes in balance sheet accounts. Working capital was $85.9 million at March 31, 2006 compared to $32.7 million at December 31, 2005. The increase in working capital of $53.2 million was primarily due to the $56.0 million obtained from the net proceeds from the two Equity Financing Transactions as well as the exercising of stock options, offset by $4.3 million in operating activities.
     We intend to use the proceeds from the Equity Financing Transactions for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our product candidates and the development of new technologies, capital improvement and general working capital. We will continue to pursue obtaining capital through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. We have demonstrated our ability to obtain capital, as required; however, there can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate capital resources into 2008.
     If we are unable to obtain additional capital, we will continue to assess our capital resources and we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes during the period from the end of our last fiscal year through March 31, 2006 to the information concerning the Company’s quantitative and qualitative disclosures about market risk set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC.
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
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
     During the three month period ended March 31, 2006, the Company took the necessary actions to comply with all criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). There were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1 — Legal Proceedings
     The Company was a defendant in a lawsuit filed by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, the judge issued a directed verdict in favor of Novavax and the case was dismissed. Management believes the likelihood of an unfavorable outcome in the future is minimal. Accordingly, no liability related to this contingency is accrued in the consolidated balance sheet as of March 31, 2006.
Item 1A. — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Form 10-K for the fiscal year ending December 31, 2005.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
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

Date: May 15, 2006
	By:	/s/ Dennis W. Genge

Dennis W. Genge
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)