Form 10-Q
period 2006-06-30
NOVAVAX INC
filed 2006-08-14
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2006
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
Shares of Common Stock Outstanding at August 9, 2006: 61,528,693

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended June 30, 2006
 i

Part I. Financial Information
Item 1. Financial Statements
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,601	$31,893
Accounts and other receivables, net of allowance for doubtful accounts of $325 and $429 as of June 30, 2006 and December 31, 2005, respectively	3,825	3,571
Inventory	757	800
Prepaid expenses and other current assets	1,306	1,347

Total current assets	84,489	37,611
Property and equipment, net	10,761	11,589
Goodwill	33,141	33,141
Other intangible assets, net	1,044	1,110
Other non-current assets	1,141	931

Total assets	$130,576	$84,382

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780	$1,426
Accrued expenses	2,813	2,597
Current portion of notes payable	386	715
Facility exit costs	54	138

Total current liabilities	4,033	4,876

Convertible notes	22,000	29,000
Deferred rent	144	176
Non-current portion of notes payable	569	678

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $.01 par value, 100,000,000 shares authorized; 61,784,738 shares issued and 61,536,871 outstanding at June 30, 2006, and 50,259,494 issued and 50,005,646 outstanding at December 31, 2005	618	503
Additional paid-in capital	260,400	195,361
Unearned compensation	––	(425)
Notes receivable from directors	(1,032)	(1,480)
Accumulated deficit	(153,800)	(141,894)
Treasury stock, 247,867 shares at June 30, 2006 and 253,848 shares at December 31, 2005, cost basis	(2,356)	(2,413)

Total stockholders’ equity	103,830	49,652

Total liabilities and stockholders’ equity	$130,576	$84,382

The accompanying notes are an integral part of these consolidated financial statements.
 i

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$378	$1,889	$1,097	$2,608
Contract research and development	403	426	877	669
Royalties, milestone and licensing fees	58	––	168	––

Total revenues	839	2,315	2,142	3,277

Operating costs and expenses:
Cost of products sold	1,161	2,027	2,394	4,006
Excess inventory costs over market	677	––	992	––
Research and development	3,401	1,377	5,433	2,599
Selling and marketing	28	1,844	66	5,901
General and administrative	2,610	2,292	5,330	4,413

Total operating costs and expenses	7,877	7,540	14,215	16,919

Loss from operations	(7,038)	(5,225)	(12,073)	(13,642)

Interest income / (expense), net	627	(491)	167	(960)

Net loss	$(6,411)	$(5,716)	$(11,906)	$(14,602)

Basic and diluted loss per share	$(.10)	$(.14)	$(.21)	$(.37)

Basic and diluted weighted average number of common shares outstanding	61,465,003	39,553,876	56,891,602	39,553,876

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and June 30, 2006
(in thousands, except share information)
(unaudited)

			Additional		Notes			Total
	Common Stock		Paid-in	Unearned	Receivable	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	From Directors	Deficit	Stock	Equity
Balance, December 31, 2005	50,259,494	$503	$195,361	$(425)	$(1,480)	$(141,894)	$(2,413)	$49,652

Netted unearned compensation against additional paid in capital in accordance with SFAS No. 123R	—	—	(425)	425	—	—	—	—
Non-cash compensation costs for stock options	—	—	825	—	—	—	—	825
Exercise of stock options	158,750	1	797	—	—	—	—	798
Conversion of convertible debt	1,294,564	13	7,055	—	—	—		7,068
Restricted stock issued as compensation	155,000	2	—	—	—	—	—	2
Non-cash compensation cost for amortization of restricted stock	—	—	208	—	—	—	—	208
Treasury stock issued in lieu of payment of services rendered	—	—	(32)	—	—	—	57	25
Sales of common stock	9,803,180	98	57,902	—	—	—	—	58,000
Financing costs incurred to raise additional capital	—	—	(1,978)	—	—	—	—	(1,978)
Net loss	—	—	—	—	—	(5,495)	—	(5,495)

Balance, March 31, 2006	61,670,988	$617	$259,713	—	$(1,480)	$(147,389)	$(2,356)	$109,105

Non-cash compensation costs for stock options	—	—	420	—	—	—	—	420
Non-cash compensation cost for amortization of restricted stock	—	—	129	—	—	—	—	129
Restricted stock issued as compensation	60,000	1	—	—	—	—	—	1
Exercise of stock options	53,750	—	179	—	—	—	—	179
Financing costs incurred to raise additional capital	––	––	(41)	—	—	—	—	(41)
Reclassification due to change in status of a director	—	—	—	—	448	—	—	448
Net loss	––	––	––	—	––	(6,411)	––	(6,411)

Balance, June 30, 2006	61,784,738	$618	$260,400	$—	$(1,032)	$(153,800)	$(2,356)	$103,830

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Operating Activities:
Net loss	$(11,906)	$(14,602)
Reconciliation of net loss to net cash used in operating activities:
Amortization	66	431
Depreciation	1,437	1,426
Provision for bad debts	(104)	12
Retirement of capital assets	46	42
Amortization of deferred financing costs	417	206
Deferred rent	(32)	(1)
Non-cash expense for services	25	—
Non-cash stock compensation	1,585	15
Changes in operating assets and liabilities:
Trade accounts receivable	(150)	(318)
Inventory	43	2,063
Prepaid expenses and other assets	(41)	440
Accounts payable and accrued expenses	(362)	(2405)
Facility exit costs	(84)	(85)
Other non-current assets	(97)	38

Net cash used in operating activities	(9,157)	(12,738)

Investing Activities:
Capital expenditures	(655)	(80)

Net cash used in investing activities	(655)	(80)

Financing Activities:
Principal payments of notes payable	(438)	(616)
Net proceeds from sales of common stock	55,981	—
Proceeds from the exercise of stock options	977	—

Net cash provided by/(used in) financing activities	56,520	(616)

Net change in cash and cash equivalents	46,708	(13,434)
Cash and cash equivalents at beginning of period	31,893	17,876

Cash and cash equivalents at end of period	$78,601	$4,442

Non-cash transactions:
Conversion of convertible debt and accrued interest to common stock	$7,068	$—

Cash Interest Payments:
Cash interest payments	$778	$862

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a biopharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology utilizing the baculovirus expression system in insect cells, as well as developing novel vaccine adjuvants based on Novasomes®. The Company is developing vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential and against human seasonal influenza as well as other viral diseases. The Company also has developed a drug delivery platform using micellar nanoparticle (“MNP”) technology, which was the basis for the development of its first Food and Drug Administration-approved product, ESTRASORB®. In October 2005, the Company entered into License and Supply Agreements for ESTRASORB. Under the agreements, the Company will continue to manufacture ESTRASORB and the licensee, Esprit Pharma, Inc., (“Esprit”), which was granted an exclusive license to sell ESTRASORB in North America.
     In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize the Company’s MNP testosterone medicine for the treatment of female hypoactive sexual desire disorder. Esprit was granted exclusive rights to market the product in North America.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The consolidated financial statements of Novavax for the three months and six months ended June 30, 2006 and 2005, are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales, net of allowances for returns, rebates and chargebacks. A large part of the Company’s product sales is to Esprit or to distributors who resell the products to their respective customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records its sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information.
     Under the terms of an Asset Purchase Agreement with Pharmelle, LLC, the Company no longer has responsibility for rebates or returns related to AVC™ Cream and Suppositories, NovaNatal and NovaStart. Under the License and Supply Agreements with Esprit, as of January 20, 2006, the Company no longer had responsibility for rebates related to ESTRASORB or for returns related to ESTRASORB sales made subsequent to October 19, 2005.
     A roll-forward of the sales return allowances is as follows:

(in thousands)
(unaudited)
Balance, December 31, 2005	$282
Provision for 2006 sales	7
Additional provision for 2004 sales	34
Returns received from 2004 sales	(113)

Balance, March 31, 2006	$210
Provision for 2006 sales	6
Additional provision for 2004 sales	105
Additional provision for 2005 sales	93
Returns received from 2004 sales	(77)

Balance, June 30, 2006	$337

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition (continued):
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
     Revenue earned under research contracts is recognized per the terms and conditions of such contracts for reimbursement of costs incurred and defined milestones. Revenue earned under a drug development contract is recognized in proportion to the work performed.
Inventories
     Inventories consist of raw materials, work-in-process and finished goods, and are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	June 30, 2006	December 31, 2005
	(unaudited)
	(amounts in thousands)
Raw materials	$232	$358
Work-in-process	—	38
Finished goods	525	404

	$757	$800

     During the year ended December 31, 2005, the Company implemented Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold for the three months and six months ended June 30, 2006 is $728,000, or $(.01) per share, and $1,128,000, or $(.02) per share, respectively, of idle capacity costs, which amounts represent the excess of fixed production overhead costs over that allocated to inventories.
     During the three months and six months ended June 30, 2006, $677,000 and $992,000, respectively, of inventory costs in excess of market value were included in the accompanying consolidated statement of operations related to the Supply Agreement with Esprit. Under the terms of this agreement, the Company sold ESTRASORB at a price which was below its manufacturing costs for the product during the first half of 2006.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventories (continued):
     It is most likely the Company will continue to manufacture ESTRASORB at a loss until production volumes increase or it enters into additional contract manufacturing agreements with third parties to more fully utilize its manufacturing facility’s capacity. The facility is able to accommodate much greater production than its current schedule, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, the Company is negotiating revisions to its agreements for packaging costs of ESTRASORB as well as its fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or lease costs to the Company, it may have a material adverse impact on future financial results.
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
Property and Equipment
     Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the respective lease. Repairs and maintenance costs are expensed as incurred.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Property and Equipment (continued):
Property and equipment is comprised of the following:

	As of
	June 30, 2006	December 31,2005
	(unaudited)
	(amounts in thousands)
Machinery and equipment	$11,765	$11,275
Leasehold improvements	6,248	6,201
Computer software and hardware	344	320

	18,357	17,796
Less accumulated depreciation	(7,596)	(6,207)

	$10,761	$11,589

Accounting for Facility Exit Costs
     In July 2004, the Company entered into a long-term agreement to lease a 32,900 square foot facility in Malvern, Pennsylvania for the consolidation and expansion of corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options and an early option to terminate after the first five years of the lease. Standard annual escalation rental rates are in effect during the initial lease term. In April 2006, the Company entered into a sublease agreement with Sterilox Technologies, Inc. to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot. The new sublease, with a commencement date of July 1, 2006, expires on September 30, 2009.
     The Company applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for contract termination costs and associated costs that will continue to be incurred under the operating lease expiring on October 31, 2006 related to the Company’s former corporate offices located in Columbia, Maryland.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A roll-forward of this liability is as follows:

		Non-
	Current	Current
	(in thousands)
Original amount expensed and recorded as a liability	$151	$101
Lease payments applied to the liability	(58)	(161)
Adjustment to original estimate	45	60

Balance as of December 31, 2005	138	—
Lease payments applied to the liability	(86)	—
Adjustment to original estimate	2	—

Balance as of June 30, 2006 (unaudited)	$54	$—

Goodwill and Other Intangible Assets
     Goodwill originally resulted from business acquisitions. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired was recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements, and internally-discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.
     Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years. Amortization expense was $33,000 and $215,000 for the three months ending June 30, 2006 and 2005, respectively, and $66,000 and $431,000 for the six months ending June 30, 2006 and 2005, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill and Other Intangible Assets (continued):
     As of June 30, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2006			As of December 31, 2005
	(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill, net
Goodwill — Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

Other intangible assets, net
Patents	$2,525	$(1,481)	$1,044	$2,525	$(1,415)	$1,110

Stock-Based Compensation
     The Company has various stock incentive and option plans, which are described in Note 9 of the Notes to the Consolidated Financial Statements to the Company’s 2005 Annual Report on Form 10-K, that provide for the grant of options and restricted stock to eligible employees, officers, directors and consultants of the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $420,000 and $1,245,000 for the three months and six months ended June 30, 2006, respectively, and included both the compensation cost of stock options granted prior to but not yet vested as of January 1, 2006 and compensation cost for all options granted subsequent to December 31, 2005. No tax benefit was recorded as of June 30, 2006 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     As of June 30, 2006, there were 5,826,386 stock options outstanding. At June 30, 2006, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,104,000 (net of estimated forfeitures). During the three and six months ended June 30, 2006, the Company granted 112,500 and 864,000 stock options, respectively, with a fair value of approximately $394,000 and $2,482,000 (net of estimated forfeitures), respectively, and 28,625 and 31,375 options were forfeited, respectively.
     Prior to adopting SFAS No. 123R on January 1, 2006, the Company’s equity-based employee compensation cost under its various stock incentive and option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Standard of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. Therefore, for the three and six month periods ended June 30, 2005, no option based employee compensation cost is reflected in the Company’s net loss, because all options granted had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes only, provides the pro forma information as required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, — an amendment of FASB Statement No. 123, and illustrates the effect on net loss and loss per common share for the three month and six month periods ended June 30, 2005 presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation prior to January 1, 2006.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(unaudited)
	{(Amounts in thousands, except per share data)
Net loss, as reported	$(5,716)	$(14,602)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (revised)	(363)	(786)

Pro forma net loss (revised)	$(6,079)	$(15,388)

Net loss per share:
Basic and diluted — as reported	$(.14)	$(.37)
Basic and diluted — pro forma (revised)	$(.15)	$(.39)

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three and six months ended June 30, 2006 and 2005, using the Black-Scholes options valuation model were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$3.50	$.90	$2.87	$1.05
Expected life (years)	4.9	4.7	4.2-4.9	4.7
Expected volatility	85%	73%	85%	64–73%
Risk free interest rate	4.94-5.02%	3.75%	4.28-5.02%	3.75%
Expected dividend	0%	0%	0%	0%
Expected forfeiture rate	20.37%	0%	20.37%	0%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from vesting date. The expected volatility of the options granted during the three and six month periods ended June 30, 2006 was determined using historical volatilities based on stock prices since the inception of the plans. The expected volatility of the options granted during the three and six months ended June 30, 2005 was determined using historical volatilities based on stock prices for the preceding 12 month periods. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate for the three and six month periods ended June 30, 2006 was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
     Compensation cost for grants issued prior to January 1, 2006 was accounted for using a graded method. Compensation cost for grants issued on or after January 1, 2006 was accounted for using a straight-line method.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     Activity under the 2005 Plan, the 1995 Plan and the Director Plan was as follows:

	2005 Stock Option Plan		1995 Stock Option Plan		1995 Director Stock
					Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance, December 31, 2005	2,103,925	$1.21	3,120,161	$5.30	170,000	$3.95
Granted	751,500	4.72	––	––	––	––
Exercised	(100,000)	5.81	(58,750)	3.70	––	––
Expired or canceled	(1,000)	4.60	(29,275)	5.04	––	––

Balance, March 31, 2006	2,754,425	$2.00	3,032,136	$5.33	170,000	$3.95

Granted	112,500	5.04	––	––	––	––
Exercised	(15,000)	1.48	(38,750)	4.05	––	––
Expired or canceled	(39,375)	2.98	(149,550)	6.25	––	––

Balance, June 30, 2006	2,812,550	$2.11	2,843,836	$5.30	170,000	$3.95

Shares exercisable at June 30, 2006	929,941	$1.60	2,306,390	$5.58	170,000	$3.95

Available for grant at June 30, 2006	1,211,643

     The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2006:

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price

Options issued at market value:
$ 0.00 -$ 1.17	710,000	9.1	$0.87	185,000	$1.03
$ 1.17 -$ 2.33	1,670,988	8.7	1.51	779,591	1.48
$ 2.33 -$ 3.50	276,450	3.9	3.30	276,450	3.30
$ 3.50 -$ 4.66	1,600,520	7.3	4.22	887,312	4.06
$ 4.66 -$ 5.83	286,500	4.3	5.44	228,000	5.46
$ 5.83 -$ 6.99	719,983	7.2	6.02	488,033	6.04
$ 6.99 -$ 8.16	133,334	1.3	7.76	133,334	7.76
$ 8.16 -$ 9.32	264,225	4.0	8.84	264,225	8.84
$ 9.32 -$10.49	129,386	5.0	9.53	129,386	9.53
$10.49- $11.65	35,000	4.4	10.98	35,000	10.98

	5,826,386	7.2	$3.72	3,406,331	$4.41

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     During the three and six months ended June 30, 2006, the Company granted 60,000 and 215,000 shares of restricted common stock, respectively, under the 2005 Plan totaling $303,000 and $1,174,000, respectively, in value at the date of grant to officers, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years.
     Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. For the three and six months ended June 30, 2006, $129,000 and $337,000, respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three and six months ended June 30, 2005, $15,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid in capital was increased accordingly.
     For restricted stock issued prior to January 1, 2006, non-cash compensation cost was recorded using the straight-line method of amortization and unearned compensation was increased accordingly. The initial issuance of restricted stock increased common stock and additional paid-in capital and was offset by unearned compensation, which was included in the stockholders’ equity section of the consolidated balance sheet. The balance as of December 31, 2005 for the unearned compensation account was $425,000 and in accordance with SFAS No. 123R was netted against additional paid-in capital as of January 1, 2006.
Sales and Issuance of Common and Treasury Stock
     During the three and six months ended June 30, 2006, the Company received net proceeds of $179,000 and $977,000, respectively, from the exercise of 53,750 and 212,500 common stock options, respectively, at a range of $1.48 to $5.81 per share.
     During the three and six months ended June 30, 2005, there were no sales or issuances of common stock.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Information
     The Company currently operates in one business segment, which is the creation of differentiated value-added vaccines, the development of novel vaccine adjuvants and the development of a drug delivery platform using MNP technology. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
Related Party Transactions
     On March 21, 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate principal amount of $1,480,000. The borrowings accrued interest at 5.07% per annum and were secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes were payable upon the earlier to occur of the following: (i) payable in full upon the date on which the director ceases for any reason to be a director of the Company, (ii) payable in part to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007. In May 2006, one of these directors resigned from the Company’s board of directors. Following his resignation the Company approved an extension of the former director’s $448,000 note. Accordingly, the note has been reclassified out of stockholders’ equity and into other non-current assets on the consolidated balance sheet as of June 30, 2006. The corresponding accrued interest receivable has been reclassified from current assets to non-current assets on the consolidated balance sheet as of June 30, 2006. The note continues to accrue interest at 5.07% per annum and is secured by 95,000 shares of common stock owned by the former director and is payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. The terms and interest rate remain unchanged for the active director. As of June 30, 2006, accrued interest receivable related to the borrowing for the active director was $224,000. As of December 31, 2005, accrued interest receivable related to the borrowings for both directors was $284,000.
     In April 2004, the Company paid $54,000 to a current officer of the Company at the time of his initial employment, at which time he was not an officer, as reimbursement of his education costs that a previous employer had paid on his behalf. This cost is to be forgiven over a three year period conditional on this officer remaining in employment with the Company and is included in compensation cost over the three year period. As of
     June 30, 2006 and December 31, 2005, the remaining cost that had not been expensed was $13,000 and $22,000, respectively, and is included in accounts and other receivables on the consolidated balance sheets.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
License and Development Agreement and Supply Agreement with Esprit Pharma, Inc.
     In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize the Company’s MNP testosterone medicine for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the product in North America. The Company will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit will be responsible for all development costs and will lead the clinical programs. Under the terms of the Supply Agreement, the Company will be responsible for manufacturing the product.
Restructuring of the Sales Force
     From March through August 2005, the Company implemented measures to reduce costs associated with its commercial operations by downsizing and then eliminating its sales force to correspond with the Company’s strategy of transitioning from a commercial business model to one focused on the Company’s core competency of new product development. The March restructuring reduced the Company’s sales force from 100 to 47 employees, or 53%, and the August restructuring eliminated all of the remaining sales force personnel. Included in sales and marketing expenses in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2005 are $32,000 and $238,000, respectively, related to the first of these two restructurings. Included in this amount as of the six months ended June 30, 2005 are (i) one-time termination benefits of $129,000, (ii) auto lease contract termination costs of approximately $95,000, and (iii) $14,000 of other associated costs, all of which were paid as of December 31, 2005.

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
Overview
     During 2005, Novavax successfully transitioned from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company committed to becoming a leader in the fight against infectious disease by developing novel, highly potent vaccines that are safer and more effective than current preventive options. The Company’s platforms include the virus-like particle (“VLP”) technology for vaccines, which utilizes the baculovirus expression system in insect cells, as well as novel vaccine adjuvants based on Novasomes®.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Currently, our main focus is to leverage our proprietary VLP technology to develop vaccines against influenza viruses that have the potential to cause a pandemic outbreak. VLPs are genetically engineered particles that mimic three-dimensional structures of viruses but are composed of recombinant proteins lacking viral genetic material and therefore are believed to be incapable of causing infection and disease. Our proprietary production technology employs insect cells rather than eggs. We believe we can more rapidly produce a safe, effective, low-cost vaccine as compared with the labor-intensive egg-based process. Key advantages of the technology are the ability to rapidly respond to emerging threats of new strains and a reduced risk of allergic reactions associated with egg-based processes. A proof-of-concept study, conducted in collaboration with the NIH and CDC, demonstrated that a recombinant VLP vaccine against the H9N2 strain of avian influenza reduced disease morbidity in mice against a live H9N2 virus challenge when compared with unvaccinated animals. This study is the basis for the development of VLP vaccines against H5N1 strains of avian and human seasonal influenza. In addition, the Company is studying the applicability of its proprietary adjuvants in conjunction with VLP vaccines to further enhance the immunogenicity of vaccines. Other projects in development using our proprietary VLP technology include vaccines for seasonal influenza and HIV.
     We also are committed to creating value by leveraging our MNP drug delivery technology. ESTRASORB, our first internally-developed product using MNP technology, is the first topical emulsion for estrogen therapy approved by the FDA for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. ESTRASORB was licensed in October 2005 to Esprit Pharma, Inc. (“Esprit”) for marketing in North America. In April 2006, we entered into agreements with Esprit to co-develop, supply and commercialize our MNP testosterone medicine for the treatment of female hypoactive sexual desire disorder. We remain in discussions with several pharmaceutical companies to co-develop and co-market or license additional products.
     The products currently under development or in clinical trials by the Company will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We also recognize that the commercial launch of any product is subject to certain risks including, but not limited to, manufacturing scale-up and market acceptance. No assurance can be given that we can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant Transactions in 2006 and 2005
License and Development Agreement and Supply Agreement with Esprit Pharma, Inc.
     In April 2006, we entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize our MNP testosterone medicine for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the product in North America. We will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit will be responsible for all development costs and will lead clinical programs. Under the terms of the Supply Agreement, we will be responsible for manufacturing the product.
Sublease Agreement with Sterilox Technologies, Inc.
     In April 2006, we entered into a sublease agreement with Sterilox Tehnologies, Inc. to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot. The new sublease, with a commencement date of July 1, 2006, expires on September 30, 2009.
License and Supply Agreements with Esprit Pharma, Inc (“Esprit Transaction”)
     In October 2005, we entered into License and Supply Agreements for ESTRASORB with Esprit. Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and we will continue to manufacture ESTRASORB.
     In consideration for the rights granted, Esprit agreed to pay us a minimum cash consideration of $12.5 million: $2.0 million which was paid at closing, $8.0 million which was paid in December 2005, and the remaining $2.5 million that is scheduled to be paid on the first anniversary date of the License Agreement in October 2006. We also will receive a royalty on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB. As of the year ended December 31, 2005, we wrote off $2.2 million, the remaining net balance of our intangible asset for ESTRASORB rights at the date of the transaction. As part of this transaction, Esprit also paid us $0.3 million for inventory and sales and promotional materials for which we had a book value of $0.4 million. We incurred $20,000 of fees related to this transaction and recorded a gain of $10.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Purchase Agreement with Pharmelle, LLC
     In September 2005, we entered into an Asset Purchase Agreement with Pharmelle, LLC for the sale of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products, as well as assets relating to formerly-marketed products. The assets sold included, but were not limited to, intellectual property, the New Drug Application for AVC products, inventory and sales and promotional materials. In connection with the sale, Pharmelle agreed to assume (i) those liabilities and obligations arising after the closing date of the transaction in connection with the performance by Pharmelle of certain assumed contracts, (ii) those liabilities and obligations arising after the closing date in connection with products sold by Pharmelle after the closing date or the operation of the business relating to such products or the assets after such date (including any product liability claims associated with such products), and (iii) all liability and responsibility for returns of the products made after the closing date, regardless of when such products were produced, manufactured or sold.
     In consideration for the sale of these assets, Pharmelle paid us $2.5 million in cash and assumed the liabilities noted above. In addition, we are entitled to royalties on AVC for a five-year period if net sales exceed certain levels. As of the year ended December 31, 2005, we wrote off $1.1 million, the net balance of the intangible assets related to the AVC product acquisition and $0.3 million of inventory, recorded a $0.3 million liability for future obligations and recorded a gain on the transaction of $0.8 million.
Equity Financing Transactions
     In March 2006, we completed an agent-led offering of 5,205,480 shares of common stock at $7.30 per share, for gross proceeds of $38.0 million. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds were approximately $36.1 million.
     In February 2006, we completed an offering of 4,597,700 shares of common stock at $4.35 per share for gross proceeds of $20.0 million. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds were approximately $19.9 million.
Restructuring of the Sales Force
     From March through August 2005, we implemented measures to reduce costs associated with our commercial operations by downsizing and then eliminating our sales force to correspond with our strategy of transitioning from a commercial business model to one focused on our core competency of new product development. The March 2005 restructuring reduced our sales force from 100 to 47 employees and the August restructuring eliminated all of the remaining sales force personnel.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Other than the adoption of Statement of Financial Accounting Standards No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”), there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
SFAS No. 123R
     As of the effective date of January 1, 2006 (“effective date”), we began applying the principles of SFAS No. 123R in accounting for stock options issued to our employees, directors and consultants using the modified prospective method. The modified prospective method requires that compensation costs be recognized for all share-based payments granted after the effective date and for all awards granted prior to the effective date that are unvested using the requirements of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for our stock-based compensation using the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). APB No. 25 generally did not require that options granted to employees be expensed. Since we elected to use the modified prospective method, there are no one-time effects from the adoption of SFAS No. 123R, such as a cumulative effect adjustment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     There were no modifications to outstanding stock options as of December 31, 2005. There have been no changes in the quantity or type of instruments used in share-based payment programs. There have been no material modifications to the valuation methodologies or assumptions from those used in estimating the fair value of options under SFAS No. 123 other than the adjustments for expected volatility. Prior to the adoption of SFAS No. 123R, we utilized the preceding 12 month period historical stock prices in determining the expected volatility. With the adoption of SFAS No. 123R, we use the historical volatilities based on stock prices since the inception of the stock plans in determining the expected volatility. Forfeiture rates are estimated based on historical activities since the inception of the stock plans. There have been no changes in the normal terms of share-based payments agreements. For grants awarded prior to January 1, 2006, we accounted for compensation cost using a graded method. For grants awarded on or after January 1, 2006, we accounted for compensation cost using a straight-line method.
     The effects of adopting SFAS No. 123R are recorded as compensation costs in the operating costs and expenses as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
	(unaudited and in thousands)
Cost of products sold (which includes idle capacity)	$13	$29
Research and development	146	383
General and administrative	261	833

Total effect of adopting SFAS No. 123R	$420	$1,245

Results of Operations
     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly-owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in the Company’s SEC filings, including but not limited to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended June 30, 2006 (“2006”) compared to the three months ended June 30, 2005 (“2005”): (In thousands)
Revenues:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Product lines sold in 2005	$—	$906	$(906)	-100%
Gynodiol and other products	260	292	(32)	-11%
ESTRASORB	118	691	(573)	-83%

Total product sales	378	1,889	(1,511)	-80%
Contract research and development	403	426	(22)	-5%
Royalties, milestone and licensing fees	58	—	57	100%

	$839	$2,315	$(1,476)	-64%

     Revenues for 2006 consisted of product sales of $0.4 million, compared to $1.9 million in 2005; contract revenues of $0.4 million in 2006, compared to $0.4 million in 2005; and royalties, milestone and licensing fees of $58,000 in 2006, compared to zero in 2005. Total net revenues for 2006 were $0.8 million, as compared to $2.3 million for 2005, a decrease of $1.5 million or 64%. The primary cause for the decrease was our divesture of our direct sales of prenatal vitamins and AVC Cream in 2005. Product sales for 2006 consisted primarily of ESTRASORB sales to Esprit, as well as commercial Gynodiol sales. Included in ESTRASORB net sales for 2006 was a $(0.2) million adjustment to the ESTRASORB sales return allowance for product sold commercially prior to the licensing of ESTRASORB to Esprit. ESTRASORB sales to Esprit were lower in the second quarter of 2006 compared to the first quarter of 2006 due to lower production levels at our manufacturing facility.
     Contract research and development revenue for 2006 consisted of $0.3 million from a National Institutes of Health grant to develop a second generation AIDS vaccine compared to $0.4 million received in 2005 under the same NIH grant. In addition, $0.1 million of revenue was also recognized in 2006 for a commercial manufacturing contract.
     Royalties, milestone and licensing fees for 2006 consisted of $58,000 relating primarily to royalties pursuant to the Licensing Agreement with Esprit for ESTRASORB.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating costs and expenses:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold, (which includes idle capacity)	$1,161	$2,027	$(866)	-43%
Excess inventory costs over market	677	—	677	100%
Research and development	3,401	1,377	2,024	147%
Selling and marketing	28	1,844	(1,816)	-98%
General and administrative	2,610	2,292	318	14%

	$7,877	$7,540	$337	4%

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $1.2 million in 2006, compared to $2.0 million in 2005. Of the $1.2 million cost of products sold for 2006, $0.7 million was due to idle plant capacity costs at our manufacturing facility. The remaining $0.5 million primarily represents the cost of ESTRASORB sales to Esprit and Gynodiol cost of products sold. Of the $2.0 million cost of products sold for 2005, $1.0 million was due to idle plant capacity costs at our manufacturing facility. The additional $0.3 million of idle capacity costs for 2005 compared to 2006 was partially due to the accounting of excess inventory costs over market in 2006, which is further discussed below.
Excess Inventory Costs over Market
     As part of the Esprit Transaction (see “Significant Transactions in 2006 and 2005”) we agreed to sell ESTRASORB at a price that is lower than our current manufacturing costs for the inventory manufactured and sold. These excess costs over the fixed price totaled $0.7 million for the three months ended June 30, 2006.
     It is most likely we will continue to manufacture ESTRASORB at a loss until production volumes increase or we enter into additional contract manufacturing agreements with third parties to more fully utilize our manufacturing facility’s capacity. The facility is able to accommodate much greater production than its current schedule, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, we are negotiating revisions to our agreements for packaging costs of ESTRASORB as well as our fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or lease costs for us, it may have a material adverse impact on future financial results.
Research and Development Expenses
     Research and development costs increased from $1.4 million in 2005 to $3.4 million in 2006, or 147%. The increase of $2.0 million was primarily due to an increase in research and development spending to support our development of flu vaccines.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling and Marketing Expenses
     Selling and marketing costs were $28,000 in 2006 compared to $1.8 million in 2005. The decrease of $1.8 million, or 98%, was due to our strategy of transitioning from a commercial business model to one focused on our core competency of vaccine and new product development. With the sale of our vitamin and AVC lines to Pharmelle in 2005 and the licensing of ESTRASORB in North America to Esprit, our ongoing selling expenses consist primarily of costs related to the sale of Gynodiol.
General and Administrative Expenses
     General and administrative costs were $2.6 million in 2006 compared to $2.3 million in 2005. The increase of $0.3 million was primarily due to non-cash compensation costs resulting from the implementation of SFAS No. 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25.
Interest income / (expense), net:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$967	$42	$925	2202%
Interest expense	(340)	(533)	193	36%

	$627	$(491)	$1,118	228%

     Net interest income was $0.6 million for 2006 compared to interest expense of $0.5 million for 2005. Interest income increased from zero in 2005 to $1.0 million in 2006, primarily due to the increase in our cash balance from 2005 to 2006. The equity financing transactions that occurred during the fourth quarter of 2005 and the first quarter of 2006 accounted for such increase in cash. Interest expense decreased from $0.5 million in 2005 to $0.3 million in 2006, or $0.2 million. This decrease is due to the conversion of $6.0 million of our 4.75% senior convertible notes in October 2005 and $7.0 million in March 2006.
Net loss:

	2006	2005	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(6,411)	$(5,716)	$695	12%

Net loss per share	$(.10)	$(.14)	$(.04)	-28%

Weighted shares outstanding	61,465,003	39,533,876	21,931,127	55%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net loss for 2006 was $6.4 million or $(.10) per share, as compared to $5.7 million or $(.14) per share for 2005, an increase of $0.7 million and a decrease of $(.04) per share. The increase was primarily due to the decrease in revenues of $1.5 million and the increase in other operating expenses of $0.3 million, partially offset by the $1.1 million increase in net interest income, all previously discussed. The weighted shares outstanding increased from 39,533,876 in 2005 to 61,465,003 in 2006 due to the equity financing transactions in the second half to 2005 and the first quarter of 2006 and the conversion of an aggregate $13.0 million of notes to equity during the same period. In addition, stock options were exercised throughout the second half of 2005 as well as during 2006.
Six months ended June 30, 2006 (“2006”) compared to the six months ended June 30, 2005 (“2005”): (In thousands)
Revenues:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Product lines sold in 2005	$31	$1,238	$(1,207)	-98%
Gynodiol and other products	291	335	(44)	-13%
ESTRASORB	775	1,035	(260)	-25%

Total product sales	1,097	2,608	(1,511)	-58%
Contract research and development	877	669	208	31%
Royalties, milestone and licensing fees	168	—	168	100%

	$2,142	$3,277	$(1,135)	-35%

     Revenues for 2006 consisted of product sales of $1.1 million, compared to $2.6 million in 2005; contract revenues of $0.9 million in 2006, compared to $0.7 million in 2005; and royalties, milestone and licensing fees of $0.2 million in 2006, compared to zero in 2005. Total net revenues for 2006 were $2.1 million, as compared to $3.3 million for 2005, a decrease of $1.2 million or 35%. The primary cause for the decrease was the divesture of our direct sales of prenatal vitamins and AVC Cream in 2005. Product sales for 2006 consist primarily of ESTRASORB sales to Esprit, as well as commercial Gynodiol sales. Included in ESTRASORB net sales for 2006 was a $(0.2) million adjustment to the ESTRASORB sales return allowance for product sold commercially prior to the licensing of ESTRASORB to Esprit. ESTRASORB sales to Esprit were lower than expected for 2006 due to lower production levels at our manufacturing facility.
     Contract research and development revenue for 2006 is primarily due to $0.6 million from a NIH grant to develop a second generation AIDS vaccine compared to $0.4 million received in 2005 under the same NIH grant. In addition, $0.3 million of revenue was also recognized in 2006 from two manufacturing contracts. Contract research and development revenue for 2005 also includes $0.3 million from other grants that were completed in 2005.
     Royalties, milestone and licensing fees for 2006 consist of $0.2 million relating primarily to royalties pursuant to the Licensing Agreement with Esprit for ESTRASORB.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating costs and expenses:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold (which includes idle capacity)	$2,394	$4,006	$(1,612)	-40%
Excess inventory costs over market	992	—	992	100%
Research and development	5,433	2,599	2,834	109%
Selling and marketing	66	5,901	(5,835)	-99%
General and administrative	5,330	4,413	917	21%

	$14,215	$16,919	$(2,704)	-16%

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $2.4 million in 2006, compared to $4.0 million in 2005. Of the $2.4 million cost of products sold for 2006, $1.1 million was due to idle plant capacity costs at our manufacturing facility. The remaining $1.3 million primarily represents the cost of ESTRASORB sales to Esprit and Gynodiol cost of products sold. Of the $4.0 million cost of products sold for 2005, $2.5 million was due to idle plant capacity costs at our manufacturing facility. Idle capacity costs for 2005 were $1.4 million higher than in 2006, partially due to the accounting of excess inventory costs over market in 2006, which is further discussed below. The remaining positive variance is a result of streamlining of costs and lower production volumes.
Excess Inventory Costs over Market
     As part of the Esprit Transaction (see “Significant Transactions in 2006 and 2005”), we agreed to sell ESTRASORB at a price that is lower than our current manufacturing costs for the inventory manufactured and sold. These excess costs over the fixed price totaled $1.0 million for the six months ended June 30, 2006.
     It is most likely we will continue to manufacture ESTRASORB at a loss until production volumes increase or we enter into additional contract manufacturing agreements with third parties to more fully utilize our manufacturing facility’s capacity. The facility is able to accommodate much greater production than its current schedule, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, we are negotiating revisions to our agreements for packaging costs of ESTRASORB as well as our fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or lease costs for us, it may have a material adverse impact on future financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Research and Development Expenses
     Research and development costs increased from $2.6 million in 2005 to $5.4 million in 2006, or 109%. The increase of $2.8 million was primarily due to an increase in research and development spending to support our development of flu vaccines.
Selling and Marketing Expenses
     Selling and marketing costs were $66,000 in 2006 compared to $5.9 million in 2005. The decrease of $5.8 million, or 99%, was due to our strategy of transitioning from a commercial business model to one focused on our core competency of vaccine and new product development. With the sale of our vitamin and AVC lines to Pharmelle and the licensing of ESTRASORB in North America to Esprit, our ongoing selling expenses consist primarily of costs related to the sale of Gynodiol.
General and Administrative Expenses
     General and administrative costs were $5.3 million in 2006 compared to $4.4 million in 2005. The increase of $0.9 million was primarily due to non-cash compensation costs resulting from the implementation of SFAS No. 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25.
Interest income/ (expense), net:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$1,218	$103	$1,115	1082%
Interest expense	(1,051)	(1,063)	12	1%

	$167	$(960)	$1,127	117%

     Net interest income was $0.2 million for 2006 compared to interest expense of $1.0 million for 2005. Interest income increased from $0.1 million in 2005 to $1.2 million in 2006, primarily due to the increase in our cash balance from 2005 to 2006. The equity financing transactions that occurred during the fourth quarter of 2005 and the first quarter of 2006 accounted for such increase in cash. Interest expense was comparable from 2005 to 2006. The conversion of $6.0 million of our 4.75% senior convertible notes in October 2005 and $7.0 million in March 2006 resulted in lower interest expense for 2006 but was offset by the write off of $0.3 million of deferred financing costs relating to the conversion of the notes in March 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net loss:

	2006	2005	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(11,906)	$(14,602)	$(2,696)	-18%

Net loss per share	$(.21)	$(.37)	$(.16)	-43%

Weighted shares outstanding	56,891,602	39,533,876	17,357,726	44%

     Net loss for 2006 was $11.9 million or $(.21) per share, as compared to $14.6 million or $(.37) per share for 2005, a decrease of $2.7 million or $(.16) per share. The decrease was primarily due to the decrease in revenues of $1.2 million offset by the decrease in other operating expenses of $2.7 million, and the increase of net interest income of $1.1 million, all previously discussed. The weighted shares outstanding increased from 39,533,876 in 2005 to 56,891,602 in 2006 due to the equity financing transactions in the second half to 2005 and the first quarter of 2006 and the conversion of an aggregate $13.0 million of notes to equity during the same period. In addition, stock options were exercised throughout the second half of 2005 as well as during 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     Our capital requirements depend on numerous factors, including but not limited to the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and manufacturing costs related to ESTRASORB. We plan to have multiple vaccines and products in various stages of development and we believe our research and development as well as general administrative expenses and capital requirements will continue to exceed our revenues. Future activities, particularly vaccine and product developments, are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners.
Summary of Cash Flows:

Six months
ended
June 30, 2006
(in thousands)
(unaudited)
Net cash provided by/(used in):
Operating activities	$(9,157)
Investing activities	(655)
Financing activities	56,520

Net change in cash and cash equivalents	46,708
Beginning cash and cash equivalents	31,893

Ending cash and cash equivalents	$78,601

     Cash and cash equivalents were $78.6 million at June 30, 2006, an increase of $46.7 million from the December 31, 2005 balance of $31.9 million. Of the $46.7 million of cash provided in the first six months of 2006, $9.2 million was used for operating activities and $0.7 million for investing activities and $56.6 million was obtained from financing activities. Operating activities consisted of the net loss of $11.9 million, as previously discussed, non-cash activities of $3.4 million, offset by $0.7 million of net changes in balance sheet accounts. Working capital was $80.5 million at June 30, 2006 compared to $32.7 million at December 31, 2005. The increase in working capital of $47.8 million was primarily due to the $55.9 million net proceeds of the two equity financing transactions that occurred during the first quarter ended March 31, 2006, $1.0 million from the exercise of stock options, offset by $9.2 million in operating activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We intend to use the proceeds from our recent equity financing transactions for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our product candidates, the development of new technologies, capital improvement and general working capital. We will continue to pursue obtaining capital through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. We have demonstrated our ability to obtain capital, as required; however, there can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate capital resources to sustain operations into 2008.
     If we are unable to obtain additional capital, we will continue to assess our capital resources and we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes during the period from the end of our last fiscal year through June 30, 2006 to the information concerning the Company’s quantitative and qualitative disclosures about market risk set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief accounting officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief accounting officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided in a timely manner with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter to which this report relates.

Part II. Other Information
Item 1 — Legal Proceedings
     The Company was a defendant in a lawsuit filed by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of Novavax was issued and the case was dismissed. The plaintiff has filed an appeal with the court. Management believes the likelihood of an unfavorable outcome of such appeal is minimal. Accordingly, no liability related to this contingency has been accrued in the consolidated balance sheet as of June 30, 2006.
Item 1A. — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC, other than mentioned below
     It is most likely the Company will continue to manufacture ESTRASORB at a loss until production volumes increase or it enters into additional contract manufacturing agreements with third parties to more fully utilize its manufacturing facility’s capacity. The facility is able to accommodate much greater production than its current schedule, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, the Company is negotiating revisions to its agreements for packaging costs of ESTRASORB as well as its fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or lease costs for us, it may have a material adverse impact on future financial results.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on April 26, 2006, the following proposal was adopted by the votes specified below:
1.	To elect three directors as Class II directors to serve on the Board of Directors for a three-year term expiring at the 2009 Annual Meeting of Stockholders.

	FOR	WITHHELD
Gary C. Evans	46,412,988	479,488
John O. Marsh, Jr.	46,430,545	461,961
James B. Tananbaum, M.D.	46,542,721	349,755

     In addition to the three Class II directors elected at this year’s Annual Meeting of Stockholders, the Board is composed of one Class III Director and two Class I Directors. The continuing Class III Director, whose term will expire at the Company’s 2007 Annual Meeting, is Michael A. McManus, Jr. The continuing Class I Directors, whose terms will expire at the Company’s 2008 Annual Meeting, are Denis M. O’Donnell, M.D. and Rahul Singhvi. J. Michael Lazarus, M.D. retired as a director as of the Annual Meeting of Stockholders held on April 26, 2006 and Mitchell J. Kelly resigned as director subsequent to the Annual Meeting.
Item 5 — Other Information
     Not applicable.
Item 6 — Exhibits
10.1	License and Development Agreement, dated April 26, 2006, by and between the Company and Esprit Pharma, Inc. Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission due to a confidential treatment request.

10.2	Supply Agreement, dated April 26, 2006, by and between the Company and Esprit Pharma, Inc. Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission due to a confidential treatment request.

10.3	Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Rahul Singhvi, President and Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patricia A. Hall, Chief Accounting Officer of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)
Date: August 14, 2006	By:	/s/ Patricia A. Hall
Patricia A. Hall
Chief Accounting Officer (Principal Accounting Officer)