Form 10-Q
period 2006-09-30
NOVAVAX INC
filed 2006-11-14
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1034
Commission File No. 0-26770
NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

508 Lapp Road, Malvern, PA	19355

(Address of principal executive offices)	(Zip code)
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
Shares of Common Stock Outstanding at November 9, 2006: 61,684,361

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended September 30, 2006
 i

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,294	$31,893
Short-term investments	53,851	––
Accounts and other receivables, net of allowance for doubtful accounts of $346 and $429 as of September 30, 2006 and December 31, 2005, respectively	3,125	3,571
Inventory	900	800
Prepaid expenses and other current assets	930	1,347

Total current assets	80,100	37,611
Property and equipment, net	10,237	11,589
Goodwill	33,141	33,141
Other intangible assets, net	1,011	1,110
Other non-current assets	892	931

Total assets	$125,381	$84,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$219	$715
Accounts payable	884	1,426
Accrued expenses	2,500	2,597
Facility exit costs	13	138

Total current liabilities	3,616	4,876

Convertible notes	22,000	29,000
Non-current portion of notes payable	514	678
Deferred rent	112	176

Total liabilities	26,242	34,730

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock, $.01 par value, 100,000,000 shares authorized; 61,842,613 shares issued and 61,502,860 outstanding at September 30, 2006, and 50,259,494 issued and 50,005,646 outstanding at December 31, 2005	618	503
Additional paid-in capital	260,816	195,361
Unearned compensation	––	(425)
Notes receivable from directors	(1,032)	(1,480)
Accumulated deficit	(158,814)	(141,894)
Treasury stock, 339,753 shares at September 30, 2006 and 253,848 shares at December 31, 2005, cost basis	(2,449)	(2,413)

Total stockholders’ equity	99,139	49,652

Total liabilities and stockholders’ equity	$125,381	$84,382

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Net product sales	$571	$1,300	$1,668	$3,908
Contract research and development	582	417	1,459	1,086
Royalties, milestone and licensing fees	40	150	208	150

Total revenues	1,193	1,867	3,335	5,144

Operating costs and expenses:
Cost of products sold	1,170	1,068	3,564	5,074
Excess inventory costs over market	264	––	1,256	––
Research and development	2,903	1,161	8,336	3,759
Selling and marketing	20	930	86	6,832
General and administrative	2,530	1,694	7,860	6,109
Facility exit costs	––	107	––	105
Gain on sale of product assets	––	(856)	––	(856)

Total operating costs and expenses	6,887	4,104	21,102	21,023

Loss from operations	(5,694)	(2,237)	(17,767)	(15,879)

Other income (expense):
Interest income	1,021	45	2,239	148
Interest expense	(341)	(535)	(1,392)	(1,598)

Total other income ( expense)	680	(490)	847	(1,450)

Net loss	$(5,014)	$(2,727)	$(16,920)	$(17,329)

Basic and diluted net loss per share	$(.08)	$(.06)	$(.29)	$(.42)

Weighted average number of common shares used in computing basic and diluted net loss per share	61,500,942	43,469,637	58,444,933	40,873,473

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
As of September 30, 2006
(in thousands, except share information)
(unaudited)

	Common Stock
			Additional		Notes
			Paid-in	Unearned	Receivable	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Compensation	From Directors	Deficit	Stock	Equity
Balance, December 31, 2005	50,259,494	$503	$195,361	$(425)	$(1,480)	$(141,894)	$(2,413)	$49,652

Netted unearned compensation against additional paid in capital in accordance with SFAS No. 123R	—	—	(425)	425	—	—	—	—
Non-cash compensation costs for stock options	—	—	1,245	—	—	—	—	1,245
Exercise of stock options	212,500	1	976	—	—	—	—	977
Conversion of convertible debt	1,294,564	13	7,055	—	—	—		7,068
Restricted stock issued as compensation	215,000	3	(3)	—	—	—	—	—
Non-cash compensation cost for amortization of restricted stock	—	—	337	—	—	—	—	337
Treasury stock issued in lieu of payment of services rendered	—	—	(32)	—	—	—	57	25
Issuance of common stock	9,803,180	98	57,902	—	—	—	—	58,000
Financing costs incurred to raise additional capital	—	—	(2,016)	—	—	—	—	(2,016)
Reclassification due to change in status of a director	—	—	—	—	448	—	—	448
Net loss	—	—	—	—	—	(11,906)	—	(11,906)

Balance, June 30, 2006	61,784,738	618	260,400	—	(1,032)	(153,800)	(2,356)	103,830

Non-cash compensation costs for stock options	—	—	261	—	—	—	—	261
Exercise of stock options	12,875	—	40	—	—	—	—	40
Restricted stock issued as compensation	45,000	—	—	—	—	—	—	—
Non-cash compensation cost for amortization of restricted stock		—	115	—	—	—	—	115
Repurchase of common stock	—	—	—	—	—	—	(93)	(93)
Net loss	––	––	––	—	––	(5,014)	––	(5,014)

Balance, September 30, 2006	61,842,613	$618	$260,816	$—	$(1,032)	$(158,814)	$(2,449)	$99,139

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2006	2005
Operating Activities:
Net loss	$(16,920)	$(17,329)
Reconciliation of net loss to net cash used in operating activities:
Amortization	99	636
Depreciation	2,174	2,092
Amortization of discounts/premiums on short-term investments	(531)	—
Provision for bad debts	(83)	(38)
Reserve for non-current note and accrued interest receivable	190	—
Retirement of capital assets	306	42
Amortization of deferred financing costs	482	309
Deferred rent	(64)	24
Non-cash expense for services	25	—
Non-cash stock compensation	1,958	321
Facility exit costs	—	105
Gain on redemption of debt	—	(856)
Changes in operating assets and liabilities:
Trade accounts receivable	529	(282)
Inventory	(100)	1,525
Prepaid expenses and other current assets	335	808
Accounts payable and accrued expenses	(571)	(3,540)
Facility exit costs	(125)	—
Other non-current assets	(100)	156

Net cash used in operating activities	(12,396)	(13,527)

Investing Activities:
Capital expenditures	(1,128)	(103)
Purchases of investment securities	(82,567)	—
Proceeds from sale and maturity of investment securities	29,247	—

Net cash used in investing activities	(54,448)	(103)

Financing Activities:
Principal payments of notes payable	(660)	(931)
Net proceeds from issuance of common stock	55,981	3,629
Proceeds from the exercise of stock options	1,017	—
Purchase of treasury stock	(93)	—

Net cash provided by financing activities	56,245	2,698

Decrease in cash and cash equivalents	(10,599)	(10,932)
Cash and cash equivalents at beginning of period	31,893	17,876

Cash and cash equivalents at end of period	$21,294	$6,944

Supplemental disclosure of non-cash activities:
Conversion of convertible debt and accrued interest to common stock	$7,068	$——

Supplemental disclosure of cash flow information:
Cash interest payments	$1,307	$1,703

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a biopharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology utilizing the baculovirus expression system in insect cells, as well as developing novel vaccine adjuvants based on Novasomes®. The Company is developing vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential and against human seasonal influenza as well as other viral diseases. The Company also has developed a drug delivery platform using micellar nanoparticle (“MNP”) technology, which was the basis for the development of its first Food and Drug Administration-approved product, ESTRASORB®. In October 2005, the Company entered into License and Supply Agreements for ESTRASORB. Under the agreements, the Company will continue to manufacture ESTRASORB and the licensee, Esprit Pharma, Inc., (“Esprit”), was granted an exclusive license to sell ESTRASORB in North America.
     In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize the Company’s MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Esprit was granted exclusive rights to market the product in North America.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The consolidated financial statements of Novavax for the three months and nine months ended September 30, 2006 and 2005 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.
     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales, net of allowances for returns, rebates and chargebacks. A large part of the Company’s product sales is to Esprit or to distributors who resell the products to their respective customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records its sale of the products. Settlement of the rebate generally occurs from three to 12 months after the sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information.
     Under the terms of an Asset Purchase Agreement with Pharmelle, LLC, the Company no longer has responsibility for rebates or returns related to AVC™ Cream and Suppositories, NovaNatal and NovaStart. Under the License and Supply Agreements with Esprit, the Company no longer has responsibility for rebates related to ESTRASORB or for returns related to ESTRASORB sales made subsequent to October 19, 2005.
     A roll-forward of the sales return allowances is as follows:

(in thousands)
(unaudited)
Balance, December 31, 2005	$282
Provision for 2006 sales	22
Additional provision for 2004 sales	135
Additional provision for 2005 sales	93
Returns received from 2004 sales	(278)

Balance, September 30, 2006	$254

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
     Revenue earned under research contracts is recognized in accordance with the terms and conditions of such contracts for reimbursement of costs incurred and defined milestones. Revenue earned under a drug development contract is recognized in proportion to the work performed.
Inventories
     Inventories consist of raw materials, work-in-process and finished goods, and are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
	(amounts in thousands)
Raw materials	$367	$358
Work-in-process	120	38
Finished goods	413	404

	$900	$800

     During the year ended December 31, 2005, the Company implemented Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold for the three months and nine months ended September 30, 2006 is $672,000, or $(.01) per share, and $1,800,000, or $(.03) per share, respectively, of idle capacity costs, which amounts represent the excess of fixed production overhead costs over that allocated to inventories.
     During the three months and nine months ended September 30, 2006, $264,000 and $1,256,000, respectively, of inventory costs in excess of market value were included in the accompanying consolidated statement of operations related to the Supply Agreement with Esprit. Under the terms of this Supply Agreement, the Company sold ESTRASORB at a price which was below its manufacturing costs during the first nine months of 2006.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventories (continued):
     It is likely that the Company will continue to manufacture ESTRASORB at a loss until production volumes increase or it enters into additional contract manufacturing agreements with third parties to more fully utilize its manufacturing facility’s capacity. The facility is able to accommodate much greater production than its current schedule, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, the Company is negotiating revisions to its agreements for packaging costs of ESTRASORB as well as its fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or lease costs to the Company, it may have a material adverse impact on future financial results.
Earnings per Share
     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three and nine months ended September 30, 2006 and 2005, there were no common stock equivalents included in the calculations of earnings per share as they were all anti-dilutive.
Short-term investments
     As of September 30, 2006, the Company had short-term investments, with original maturity dates ranging from 105 days to six months. These short-term investments have been classified as held until maturity securities, as the Company has the positive intent and ability to hold them until maturity. Initial investments are recorded at face value less any premiums or discounts. These premiums or discounts are then amortized over the remaining maturity periods of the investments. Included in net interest income on the consolidated statement of operations for the three and nine months ended September 30, 2006 is $350,000 and $531,000, respectively, of amortization of premiums/discounts related to these short-term investments.
     As of September 30, 2006, short-term investments were comprised of $33,242,000 of commercial paper, $11,606,000 of asset-backed securities and $9,003,000 of corporate obligations.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Property and equipment are comprised of the following:

	As of
	September 30, 2006	December 31, 2005
	(unaudited)
	(amounts in thousands)
Machinery and equipment	$11,970	$11,275
Leasehold improvements	6,248	6,201
Computer software and hardware	351	320

	18,569	17,796

Less accumulated depreciation and amortization	(8,332)	(6,207)

	$10,237	$11,589

Accounting for Facility Exit Costs
     In July 2004, the Company entered into a lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania for the consolidation and expansion of its corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options and an early option to terminate after the first five years of the lease. Standard annual escalation rental rates are in effect during the initial lease term. In April 2006, the Company entered into a sublease agreement with Sterilox Technologies, Inc. to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot. The new sublease, has a commencement date of July 1, 2006 and expires on September 30, 2009. Consistent with the its strategic focus, the Company has increased its presence in Rockville, Maryland, where its vaccine operations are currently located. The Company is pursuing additional office and laboratory space to accommodate this expansion. Accordingly, in October 2006, the Company entered into an amendment to the sublease agreement with Sterilox Technologies, Inc to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006, and expires on September 30, 2009. As a result of the premium price received on these sublease agreements, there were no facility exit costs associated with this transaction.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for contract termination costs and associated costs that will continue to be incurred under the operating lease expiring on October 31, 2006 related to the Company’s former corporate offices located in Columbia, Maryland.
A roll-forward of this liability is as follows:

	Current	Non-Current
	(in thousands)
Original amount expensed and recorded as a liability	$151	$101
Lease payments applied to the liability	(58)	(161)
Adjustment to original estimate	45	60

Balance as of December 31, 2005	138	—
Lease payments applied to the liability	(127)	—
Adjustment to original estimate	2	—

Balance as of September 30, 2006 (unaudited)	$13	$—

Goodwill and Other Intangible Assets
     Goodwill originally resulted from business acquisitions. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired was recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements, and patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.
     Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years. Amortization expense was $33,000 and $205,000 for the three months ended September 30, 2006 and 2005, respectively, and $99,000 and $636,000 for the nine months ended September 30, 2006 and 2005, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill and Other Intangible Assets (continued):
     As of September 30, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2006			As of December 31, 2005
	(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill, net
Goodwill- Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

Other intangible assets, net
Patents	$2,525	$(1,514)	$1,011	$2,525	$(1,415)	$1,110

Stock-Based Compensation
Stock Options
     The Company has various stock incentive and option plans, which are described in Note 9 of the Notes to the Consolidated Financial Statements to the Company’s 2005 Annual Report on Form 10-K, that provide for the grant of options and restricted stock to eligible employees, officers, directors and consultants of the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $261,000 and $1,506,000 for the three months and nine months ended September 30, 2006, respectively, and included both the compensation cost of stock options granted prior to but not yet vested as of January 1, 2006 and compensation cost for all options granted subsequent to December 31, 2005. No tax benefit was recorded as of September 30, 2006 in connection with these compensation costs due to the uncertainty regarding ultimate realization of certain net operating loss carryforwards.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     As of September 30, 2006, there were 5,812,145 stock options outstanding. At September 30, 2006, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,187,000 (net of estimated forfeitures). This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average period of 1.85 years. During the three and nine months ended September 30, 2006, the Company granted 270,000 and 1,134,000 stock options, respectively, with a fair value of approximately $737,000 and $3,218,000 (net of estimated forfeitures), respectively, and 249,749 and 281,124 options were forfeited, respectively.
     Prior to adopting SFAS No. 123R on January 1, 2006, the Company’s equity-based employee compensation cost under its various stock incentive and option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Standard of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. Therefore, for the three and nine month periods ended September 30, 2005, no option based employee compensation cost is reflected in the Company’s net loss, because all options granted had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes only, provides the pro forma information as required by Standard of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure,-an amendment of FASB Statement No. 123, and illustrates the effect on net loss and loss per common share for the three month and nine month periods ended September 30, 2005 presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation prior to January 1, 2006.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(unaudited)
	(Amounts in thousands, except per share data)
Net loss, as reported	$(2,727)	$(17,329)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards (revised)	(576)	(1,362)

Pro forma net loss (revised)	$(3,303)	$(18,691)

Net loss per share:
Basic and diluted – as reported	$(.06)	$(.42)
Basic and diluted – pro forma (revised)	$(.08)	$(.46)

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three and nine months ended September 30, 2006 and 2005, using the Black-Scholes options valuation model were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$2.73	$0.90	$2.84	$0.95
Expected life (years)	4.4	4.7	4.2–4.9	4.7
Expected volatility	85%	107%	85%	64–107%
Risk free interest rate	4.73–4.99%	4.0%	4.28–5.02%	3.75–4.0%
Expected dividend	0%	0%	0%	0%
Expected forfeiture rate	20.37%	0%	20.37%	0%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from the vesting date. The expected volatility of the options granted during the three and nine month periods ended September 30, 2006 was determined using historical volatilities based on stock prices since the inception of the plans. The expected volatility of the options granted during the three and nine months ended September 30, 2005 was determined using historical volatilities based on stock prices for the preceding 12 month periods. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate for the three and nine month periods ended September 30, 2006 was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
     Compensation cost for grants issued prior to January 1, 2006 was accounted for using a graded method. Compensation cost for grants issued on or after January 1, 2006 was accounted for using a straight-line method.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     Activity under the 2005 Plan, the 1995 Plan and the Director Plan was as follows:

					1995 Director Stock
	2005 Stock Option Plan		1995 Stock Option Plan		Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance, December 31, 2005	2,103,925	$1.21	3,120,161	$5.30	170,000	$3.95
Granted	864,000	4.76	––	––	––	––
Exercised	(115,000)	5.25	(97,500)	3.84	––	––
Expired or canceled	(40,375)	3.02	(178,825)	6.06	––	––

Balance, June 30, 2006	2,812,550	$2.11	2,843,836	$5.30	170,000	$3.95

Granted	270,000	4.02	––	––	––	––
Exercised	(2,875)	1.36	(10,000)	3.62	––	––
Expired or canceled	(155,166)	2.09	(116,200)	4.17	––	––

Balance, September 30, 2006	2,924,509	$2.29	2,717,636	$5.36	170,000	$3.95

Shares exercisable at September 30, 2006	1,223,067	$1.77	2,277,148	$5.60	170,000	$3.95

Available for grant at September 30, 2006	1,200,531

     The following table provides certain information with respect to stock options outstanding and exercisable at September 30, 2006:

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price
Options issued at market value:
$0.00 — $1.17	660,000	8.5	$0.88	318,334	$0.91
$1.17 — $2.33	1,606,947	8.1	1.52	829,383	1.48
$2.33 — $3.50	276,450	3.6	3.30	276,450	3.30
$3.50 — $4.66	1,712,470	6.6	4.21	972,720	4.13
$4.66 — $5.83	286,000	3.9	5.44	228,500	5.47
$5.83 — $6.99	711,733	6.7	6.02	486,283	6.04
$6.99 — $8.16	133,334	1.1	7.76	133,334	7.76
$8.16 — $9.32	263,525	3.7	8.84	263,525	8.84
$9.32 — $10.49	126,686	4.6	9.51	126,686	9.51
$10.49 — $11.65	35,000	3.4	10.98	35,000	10.98

	5,812,145	6.7	$3.77	3,670,215	$4.24

     The aggregate intrinsic value of stock options outstanding, exercisable and exercised as of September 30, 2006 was approximately $0.0 million, $2,313,000 and $22,000, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
Restricted Stock
     During the three and nine months ended September 30, 2006, the Company granted 35,000 and 250,000 shares of restricted common stock, respectively, under the 2005 Plan totaling $140,000 and $1,314,000, respectively, in value at the date of grant to 15 current and former employees, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years.
     Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. For the three and nine months ended September 30, 2006, $115,000 and $452,000, respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three and nine months ended September 30, 2005, $35,000 and $50,000, respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid in capital was increased accordingly.
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
Recent Accounting Pronouncements
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, SFAS No. 157 will have on its financial condition, results or operations or liquidity.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SAB No. 108
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements and requires the Company to quantify misstatements based on their impact on each of our consolidated financial statements and related disclosure. SAB No. 108 is effective as of the end the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating what impact, if any, adopting SAB No. 108 will have on its consolidated financial statements.
Sales and Issuance of Common and Treasury Stock
     During the three and nine months ended September 30, 2006, the Company received net proceeds of $40,000 and $1,017,000, respectively, from the exercise of 12,875 and 225,375 common stock options, respectively, at a range of $1.34 to $5.81 per share.
     In February 2006, the Company completed an offering of 4,597,700 shares of common stock at $4.35 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds, after deducting legal fees, were approximately $19,925,000.
     In March 2006, the Company completed an offering of 5,205,480 shares of common stock at $7.30 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds, after deducting underwriter fees of approximately $1,900,000 as well as legal and other miscellaneous fees, were $36,059,000.
     In August 2005, the Company issued 250,000 shares of common stock in a private placement to its former Chief Executive Officer for prior services, which had a fair market value of $215,000 at the time of issuance.
     In August 2005, the Company approved the issuance of 50,000 shares of common stock to a director in a private placement for prior services and for his agreement to pledge such shares to a brokerage firm to secure the debt guarantee by the Company. Since August 2005, such margin debt has been repaid in full by this director and the Company’s guarantee has been cancelled and is no longer outstanding. The fair value at the time of the approval of these shares was $37,000 and they were issued in December 2005.
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
Related Party Transactions
     On March 21, 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate principal amount of $1,480,000. The borrowings accrued interest at 5.07% per annum and were secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes were payable upon the earlier to occur of the following: (i) payable in full upon the date on which the director ceases for any reason to be a director of the Company, (ii) payable in part to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007. In May 2006, one of these directors resigned from the Company’s board of directors. Following his resignation the Company approved an extension of the former director’s $448,000 note. Accordingly, the note has been reclassified out of stockholders’ equity and into other non-current assets on the consolidated balance sheet as of September 30, 2006. The corresponding accrued interest receivable has been reclassified from current assets to non-current assets on the consolidated balance sheet as of September 30, 2006. The note continues to accrue interest at 5.07% per annum and is secured by 95,000 shares of common stock owned by the former director and is payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. The Company reserved $190,000 against this note receivable and its corresponding accrued interest receivable, which represents the difference between the book value of the receivables less the market value of the 95,000 pledged shares as of September 30, 2006. This reserve is included as an offset to non-current assets on the consolidated balance sheet as of September 30, 2006 and correspondingly, in general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2006.
     The terms and interest rate remain unchanged for the promissory note for the active director. As of September 30, 2006, accrued interest receivable related to the borrowing for the active director was $237,000 and is included in prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2005, accrued interest receivable related to the borrowings for both directors was $284,000 and is included in prepaid expenses and other current assets on the consolidated balance sheet.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Related Party Transactions (continued):
     In April 2004, the Company paid $54,000 to a current officer of the Company at the time of his initial employment, at which time he was not an officer, as reimbursement of his education costs. A previous employer had paid these costs on his behalf and upon termination of that previous employment, he had to repay the $54,000. If such officer were to terminate his employment with the Company before April 2007, this officer will owe back a portion of the amount. The $54,000 is being amortized over a three year period and is included in general and administrative costs on the consolidated statements of operations. As of September 30, 2006 and December 31, 2005, the remaining cost that had not been expensed was $9,000 and $22,000, respectively, and is included in accounts and other receivables on the consolidated balance sheets.
Restructuring of the Sales Force
     From March through August 2005, the Company implemented measures to reduce costs associated with its commercial operations by downsizing and then eliminating its sales force to correspond with the Company’s strategy of transitioning from a commercial business model to one focused on the Company’s core competency of new product development. The March restructuring reduced the Company’s sales force from 100 to 47 employees and the August restructuring eliminated all of the remaining sales force personnel. Included in sales and marketing expenses in the accompanying consolidated statement of operations for the three months and nine months ended September 30, 2005 are $206,000 and $444,000, respectively, related to these two restructurings. Included in this amount as of the nine months ended September 30, 2005 are (i) one-time termination benefits of $305,000, (ii) auto lease contract termination costs of approximately $125,000, and (iii) $14,000 of other associated costs, all of which were paid as of December 31, 2005.
Opportunity Grant Funds
     In July 2005, the Company received $400,000 from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred with the move of its corporate headquarters and product development activities to Malvern, Pennsylvania. These funds were included as an offset to general and administrative expenses included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset Purchase Agreement with Pharmelle, LLC
     In September 2005, the Company entered into an Asset Purchase Agreement with Pharmelle, LLC for the sale of assets related to the AVC Cream and Suppositories, NovaNatal and NovaStart products, as well as assets relating to certain formerly marketed products Vitelle, Nestabs, Gerimed, Irospan and Nessentials. The assets sold included, but were not limited to, intellectual property, the New Drug Application for AVC products, inventory and sales and promotional materials. In connection with the sale, Pharmelle agreed to assume those liabilities and obligations arising after the closing date of the transaction in connection with the performance by Pharmelle of certain assumed contracts, those liabilities and obligations arising after the closing date in connection with products sold by Pharmelle after the closing date or the operation of the business relating to such products or the assets after such date (including any product liability claims associated with such products), and all liability and responsibility for returns of the products made after the closing date, regardless of when such products were produced, manufactured or sold.
     In consideration for the sale of these assets, Pharmelle paid the Company $2,500,000 in cash and assumed the liabilities noted above. In addition, the Company is entitled to royalties on AVC for a five year period if net sales exceed certain levels. The Company wrote off $1,082,000, of intangible assets related to the AVC product acquisition and $289,000 of inventory, recorded a $289,000 liability for future obligations and recorded a gain on the transaction of $840,000. This gain is included in gain of sale on product assets on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2005.
     In July 2006, the Company entered into an amendment to the Asset Purchase Agreement with Pharmelle to revise the royalty formula. The Company is now entitled to royalties on AVC products for a five year period based on a percentage of gross margin if net sales exceed certain levels.
License and Supply Agreements with Esprit Pharma, Inc.
     In October 2005, the Company entered into License and Supply agreements for ESTRASORB with Esprit Pharma, Inc. Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and under the Supply Agreement the Company will continue to manufacture ESTRASORB.
     In consideration for the rights granted, Esprit paid the Company a minimum cash consideration of $12,500,000: $2,000,000 which was paid at closing, $8,000,000 was paid in December 2005, and the remaining $2,500,000 is included in accounts receivable and other receivables as of December 31, 2005 and was paid on the first anniversary date of the License Agreement. The Company receives royalties on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
License and Development Agreement and Supply Agreement with Esprit Pharma, Inc.
     In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize the Company’s MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the product in North America. The Company will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit will be responsible for all development costs and will lead the clinical programs. Under the terms of the Supply Agreement, the Company will be responsible for manufacturing the product.
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
     Such factors include, among other things, the following: general economic and business conditions; competition; ability to enter into future collaborations with industry partners or governmental agencies; unexpected changes in technologies and technological advances by us or others; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to maintain commercial-scale manufacturing capabilities; results of clinical studies; progress of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity financing or otherwise; and other factors referenced herein.
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

     Currently, our main focus is to leverage our proprietary VLP technology to develop vaccines against influenza viruses that have the potential to cause a pandemic outbreak. VLPs are genetically engineered particles that mimic three-dimensional structures of viruses but are composed of recombinant proteins lacking viral genetic material and therefore are believed to be incapable of causing infection and disease. Our proprietary production technology employs insect cells rather than eggs. We believe we can more rapidly produce a safe, effective, low-cost vaccine as compared with the labor-intensive egg-based process. Key advantages of the technology are the ability to rapidly respond to emerging threats of new strains and a reduced risk of allergic reactions associated with the egg-based process. A proof-of-concept study, conducted in collaboration with the National Institutes of Health and Center for Disease Control, demonstrated that a recombinant VLP vaccine against the H9N2 strain of avian influenza reduced disease morbidity in mice against a live H9N2 virus challenge when compared with unvaccinated animals. This study is the basis for the development of VLP vaccines against H5N1 strains of avian and human seasonal influenza. In addition, the Company is studying the applicability of its proprietary adjuvants in conjunction with VLP vaccines to further enhance the immunogenicity of vaccines. Other projects in development using our proprietary VLP technology include vaccines for seasonal influenza and HIV.
     We also are committed to creating value by leveraging our micellar nonoparticle (“MNP”) drug delivery technology. ESTRASORB, our first internally developed product using MNP technology, is the first topical emulsion for estrogen therapy approved by the FDA for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. ESTRASORB was licensed in October 2005 to Esprit Pharma, Inc. (“Esprit”) for marketing in North America. In April 2006, we entered into agreements with Esprit to co-develop, supply and commercialize our MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. We remain in discussions with several pharmaceutical companies to co-develop and co-market or license additional products.
     The products currently under development or in clinical trials by the Company will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We also recognize that the commercial launch of any product is subject to certain risks including, but not limited to, manufacturing scale-up, market acceptance and competition. No assurance can be given that we can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.

Significant Transactions in 2006 and 2005
License and Development Agreement and Supply Agreement with Esprit Pharma, Inc.
     In April 2006, we entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize our MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the product in North America. We will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit will be responsible for all development costs and will lead clinical programs. Under the terms of the Supply Agreement, we will be responsible for manufacturing the product.
Sublease Agreement with Sterilox Technologies, Inc.
     In April 2006, we entered into a sublease agreement with Sterilox Tehnologies, Inc. to sublease 20,469 square feet of the Malvern, Pennsylvania corporate headquarters at a premium price per square foot. The new sublease, with a commencement date of July 1, 2006, expires on September 30, 2009. Consistent with our strategic focus, we have increased our presence in Rockville, Maryland where our vaccine operations are currently located. We are pursuing additional office and laboratory space to accommodate this expansion. Accordingly, in October 2006, the Company entered into an amendment to the sublease agreement with Sterilox Technologies, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires on September 30, 2009.
License and Supply Agreements with Esprit Pharma, Inc (“Esprit Transaction”)
     In October 2005, we entered into License and Supply Agreements for ESTRASORB with Esprit. Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and we will continue to manufacture ESTRASORB.
     In consideration for the rights granted, Esprit agreed to pay us a minimum cash consideration of $12.5 million: $2.0 million was paid at closing, $8.0 million was paid in December 2005, and the remaining $2.5 million was paid on the first anniversary date of the License Agreement in October 2006. We also received a royalty on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB. As of the year ended December 31, 2005, we wrote off $2.2 million, the remaining net balance of our intangible asset for ESTRASORB rights at the date of the transaction. As part of this transaction, Esprit also paid us $0.3 million for inventory and sales and promotional materials for which we had a book value of $0.4 million. We incurred $20,000 of fees related to this transaction and recorded a gain of $10.1 million.

Asset Purchase Agreement with Pharmelle, LLC
     In September 2005, we entered into an Asset Purchase Agreement with Pharmelle, LLC for the sale of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products, as well as assets relating to formerly marketed products. The assets sold included, but were not limited to, intellectual property, the New Drug Application for AVC products, inventory and sales and promotional materials. In connection with the sale, Pharmelle agreed to assume (i) those liabilities and obligations arising after the closing date of the transaction in connection with the performance by Pharmelle of certain assumed contracts, (ii) those liabilities and obligations arising after the closing date in connection with products sold by Pharmelle after the closing date or the operation of the business relating to such products or the assets after such date (including any product liability claims associated with such products), and (iii) all liability and responsibility for returns of the products incurred after the closing date, regardless of when such products were produced, manufactured or sold.
     In consideration for the sale of these assets, Pharmelle paid us $2.5 million in cash and assumed the liabilities noted above. In addition, we are entitled to royalties on AVC for a five-year period if net sales exceed certain levels. During the three and nine months ended September 30, 2005, we wrote off $1.1 million, the net balance of the intangible assets related to the AVC product acquisition and $0.3 million of inventory, recorded a $0.3 million liability for future obligations and recorded a gain on the transaction of $0.8 million.
     In July 2006, we entered into an amendment to Asset Purchase Agreement with Pharmelle, LLC, to revise the royalty formula. We are now entitled to royalties on AVC products for a five year period based on a percentage of gross margin if net sales exceed certain levels.
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
SFAS No. 123R
     As of January 1, 2006 (“effective date”), we adopted SFAS No. 123R in accounting for stock options issued to our employees, directors and consultants using the modified prospective method. The modified prospective method requires that compensation costs be recognized for all share-based payments granted after the effective date and for all awards granted prior to the effective date that are unvested using the requirements of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for our stock-based compensation using the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). APB No. 25 generally did not require that options granted to employees be expensed. Since we elected to use the modified prospective method, there are no one-time effects from the adoption of SFAS No. 123R, such as a cumulative effect adjustment.

     There were no modifications to outstanding stock options as of December 31, 2005. There have been no changes in the quantity or type of instruments used in share-based payment programs. There have been no material modifications to the valuation methodologies or assumptions from those used in estimating the fair value of options under SFAS No. 123 other than the adjustments for expected volatility. Prior to the adoption of SFAS No. 123R, we utilized the preceding 12 month period historical stock prices in determining the expected volatility. With the adoption of SFAS No. 123R, we use the historical volatilities based on stock prices since the inception of the stock plans in determining the expected volatility. Forfeiture rates are estimated based on historical activities since the inception of the stock plans. There have been no changes in the normal terms of share-based payments agreements. For grants awarded prior to January 1, 2006, we accounted for compensation cost using a graded method. For grants awarded on or after January 1, 2006, we accounted for compensation cost using a straight-line method. At September 30, 2006, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2.2 million (net of estimated forfeitures). This remaining compensation costs is expected to be recognized over a weighted average period of 1.85 years.
     The effects of adopting SFAS No. 123R are recorded as compensation costs in the operating costs and expenses as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
	(unaudited and in thousands)
Cost of products sold (which includes idle capacity)	$9	$38
Research and development	50	433
General and administrative	202	1,035

Total effect of adopting SFAS No. 123R	$261	$1,506

SFAS No. 157
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what impact, if any, SFAS No. 157 will have on our financial condition, results or operations or liquidity.

SAB No. 108
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108’). SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements and requires us to quantify misstatements based on their impact on each of our consolidated financial statements and related disclosure. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are currently evaluating what impact, if any, adopting SAB No. 108 will have on our consolidated financial statements.
Results of Operations
     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly-owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in the Company’s SEC filings, including but not limited to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.
Three months ended September 30, 2006 (“2006”) compared to the three months ended September 30, 2005 (“2005”): (In thousands)
Revenues:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Product lines sold in 2005	$—	$373	$(373)	-100%
Gynodiol and other products	178	353	(175)	-50%
ESTRASORB	393	574	(181)	-32%

Total product sales	571	1,300	(729)	-56%
Contract research and development	582	417	165	40%
Royalties, milestone and licensing fees	40	150	(110)	-73%

	$1,193	$1,867	$(674)	-36%

     Revenues for 2006 consisted of product sales of $0.6 million, compared to $1.3 million in 2005; contract revenues of $0.6 million in 2006, compared to $0.4 million in 2005; and royalties, milestone and licensing fees of $40,000 in 2006, compared to $0.2 million in 2005. Total net revenues for 2006 were $1.2 million, as compared to $1.9 million for 2005, a decrease of $0.7 million or 36%. One cause for the decrease was our divesture of our direct sales of prenatal vitamins and AVC Cream in 2005. Product sales for 2006 consisted primarily of ESTRASORB sales to Esprit, as well as commercial Gynodiol sales. ESTRASORB sales to Esprit during 2006 were lower than our original expectations due to weak market demand of the product. During the quarter ended September 30, 2006, Esprit established several marketing programs for ESTRASORB that they anticipate will increase market demand.
     Contract research and development revenue for 2006 consisted of $0.3 million from an NIH grant to develop a second generation AIDS vaccine compared to $0.4 million received in 2005 under the same NIH grant. In addition, $0.3 million of revenue was also recognized in 2006 for commercial manufacturing contracts.
     Royalties, milestone and licensing fees for 2006 consisted of $40,000 relating primarily to royalties pursuant to the Licensing Agreement with Esprit for ESTRASORB.
Operating costs and expenses:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold, (which includes idle capacity)	$1,170	$1,068	$102	10%
Excess inventory costs over market	264	—	264	100%
Research and development	2,903	1,161	1,742	150%
Selling and marketing	20	930	(910)	-98%
General and administrative	2,530	1,694	836	49%
Facility exit costs	—	107	(107)	-100%
Gain on sale of assets	—	(856)	856	100%

	$6,887	$4,104	$2,783	68%

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, increased to $1.2 million in 2006, compared to $1.1 million in 2005. Of the $1.2 million cost of products sold for 2006, $0.7 million was due to idle plant capacity costs at our manufacturing facility. The remaining $0.5 million primarily represents the cost of ESTRASORB sales to Esprit and Gynodiol cost of products sold. Of the $1.1 million cost of products sold for 2005, $0.4 million was due to idle plant capacity costs at our manufacturing facility. The remaining $0.7 million represents the cost of ESTRASORB sales to our distributors, prior to the Esprit Transaction (see “Significant Transactions in 2006 and 2005”), Gynodiol costs of products sold as well as cost of products sold for our vitamin and AVC product lines that were sold to Pharmelle, LLC in September 2005 (see “Significant Transactions in 2006 and 2005”).

Excess Inventory Costs over Market
     As part of the Esprit Transaction (see “Significant Transactions in 2006 and 2005”) we agreed to sell ESTRASORB at a price that is lower than our current manufacturing costs for the inventory manufactured and sold. These excess costs over the fixed price totaled $0.3 million for the three months ended September 30, 2006.
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
Research and Development Expenses
     Research and development costs increased from $1.2 million in 2005 to $2.9 million in 2006, or 150%. The increase of $1.7 million was primarily due to an increase in research and development spending to support our development of flu vaccines.
Selling and Marketing Expenses
     Selling and marketing costs were $20,000 in 2006 compared to $0.9 million in 2005. The decrease of $0.9 million, or 98%, was due to our strategy of transitioning from a commercial business model to one focused on our core competency of vaccine and new product development. With the sale of our vitamin and AVC lines to Pharmelle in 2005 and the licensing of ESTRASORB in North America to Esprit, our ongoing selling expenses consist primarily of costs related to the sale of Gynodiol.
General and Administrative Expenses
     General and administrative costs were $2.5 million in 2006 compared to $1.7 million in 2005. The increase of $0.8 million was partially due to $0.2 million of non-cash compensation costs resulting from the implementation of SFAS No. 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25. Also included in 2006 is $0.2 million for a reserve against a non-current note receivable and its corresponding accrued interest due from a former director of the Company. This reserve represents the difference between the book value of the receivables less the market value of the pledged shares of Common stock of the Company as of September 30, 2006. Included in 2005 general and administrative costs was a $0.4 million offset for opportunity grant funds received from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred with the move of our corporate headquarters and product development activities to Malvern, Pennsylvania.

Other income (expense):

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$1,021	$45	$976	2169%
Interest expense	(341)	(535)	193	36%

	$680	$(490)	$1,170	239%

     Net interest income was $0.7 million for 2006 compared to interest expense of $0.5 million for 2005. Interest income increased from $45,000 in 2005 to $1.0 million in 2006, primarily due to the increase in our cash balance from 2005 to 2006. The equity financing transactions that occurred during the fourth quarter of 2005 and the first quarter of 2006 accounted for this increase in cash. Interest expense decreased $0.2 million, from $0.5 million in 2005 to $0.3 million in 2006. This decrease was due to the conversion of $6.0 million of our 4.75% senior convertible notes in October 2005 and $7.0 million in March 2006.
Net loss:

	2006	2005	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(5,014)	$(2,727)	$2,287	84%

Net loss per share	$(.08)	$(.06)	$.02	33%

Weighted shares outstanding	61,500,942	43,469,637	18,031,305	41%

     Net loss for 2006 was $5.0 million or $(.08) per share, as compared to $2.7 million or $(.06) per share for 2005, an increase of $2.3 million or $.02 per share. The increase was primarily due to the decrease in revenues of $0.7 million and the increase in other operating expenses of $2.8 million, partially offset by the $1.2 million increase in net interest income, all previously discussed. The weighted shares outstanding increased from 43,469,637 in 2005 to 61,500,942 in 2006 primarily due to the equity financing transactions in the second half to 2005 and the first quarter of 2006 and the conversion of an aggregate $13.0 million of senior convertible notes to equity during the same period
Nine months ended September 30, 2006 (“2006”) compared to the nine months ended September 30, 2005 (“2005”): (In thousands)
Revenues:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Product lines sold in 2005	$42	$1,596	$(1,554)	-97%
Gynodiol and other products	268	702	(434)	-62%
ESTRASORB	1,358	1,610	(252)	-16%

Total product sales	1,668	3,908	(2,240)	-57%
Contract research and development	1,459	1,086	373	34%
Royalties, milestone and licensing fees	208	150	58	39%

	$3,335	$5,144	$(1,809)	-35%

     Revenues for 2006 consisted of product sales of $1.7 million, compared to $3.9 million in 2005; contract revenues of $1.4 million in 2006, compared to $1.1 million in 2005; and royalties, milestone and licensing fees of $0.2 million in 2006, compared to $0.1 million in 2005. Total net revenues for 2006 were $3.3 million, as compared to $5.1 million for 2005, a decrease of $1.8 million or 35%. The primary cause for the decrease was the divesture of our direct sales of prenatal vitamins and AVC Cream in 2005. Product sales for 2006 consist primarily of ESTRASORB sales to Esprit, as well as commercial Gynodiol sales. Included in ESTRASORB net sales for 2006 was a $(0.2) million adjustment to the ESTRASORB sales return allowance for product sold commercially prior to the licensing of ESTRASORB to Esprit. ESTRASORB sales to Esprit were lower than expected for 2006 due to weak market demand of the product. During the third quarter of 2006, Esprit established several marketing programs for ESTRASORB that they anticipate will increase market demand.
     Contract research and development revenue for 2006 was primarily due to $0.8 million from an NIH grant to develop a second generation AIDS vaccine compared to $0.7 million received in 2005 under the same NIH grant. In addition, $0.6 million of revenue was also recognized in 2006 from three manufacturing contracts and one additional government contract. Contract research and development revenue for 2005 also includes $0.4 million from other government grants that were completed in 2005.
     Royalties, milestone and licensing fees for 2006 consisted of $0.2 million relating primarily to royalties pursuant to the Licensing Agreement with Esprit for ESTRASORB. Royalties, milestones and licensing fees for 2005 consisted of $0.1 million relating to milestone payments on a manufacturing contract.
Operating costs and expenses:

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold (which includes idle capacity)	$3,564	$5,074	$(1,510)	-30%
Excess inventory costs over market	1,256	—	1,256	100%
Research and development	8,336	3,759	4,577	122%
Selling and marketing	86	6,832	(6,746)	-99%
General and administrative	7,860	6,109	1,751	29%
Facility exit costs	—	105	(105)	-100%
Gain on sale of assets	—	(856)	856	100%

	$21,102	$21,023	$79	0%

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $3.6 million in 2006, compared to $5.1 million in 2005. Of the $3.6 million cost of products sold for 2006, $1.8 million was due to idle plant capacity costs at our manufacturing facility. The remaining $1.8 million primarily represents the cost of ESTRASORB sales to Esprit, Gynodiol cost of products sold and costs relating to manufacturing contracts. Of the $5.1 million cost of products sold for 2005, $2.9 million was due to idle plant capacity costs at our manufacturing facility. Idle capacity costs for 2005 were $1.1 million higher than in 2006, partially due to the accounting of excess inventory costs over market in 2006, which is further discussed below. The remaining positive variance is a result of streamlining of costs and lower production volumes.
Excess Inventory Costs over Market
     As part of the Esprit Transaction (see “Significant Transactions in 2006 and 2005”), we agreed to sell ESTRASORB at a price that is lower than our current manufacturing costs for the inventory manufactured and sold. These excess costs over the fixed price totaled $1.3 million for the nine months ended September 30, 2006.
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
Research and Development Expenses
     Research and development costs increased from $3.8 million in 2005 to $8.3 million in 2006, or 122%. The increase of $4.5 million was primarily due to an increase in research and development spending to support our development of flu vaccines.
Selling and Marketing Expenses
     Selling and marketing costs were $86,000 in 2006 compared to $6.8 million in 2005. The decrease of $6.7 million, or 99%, was due to our strategy of transitioning from a commercial business model to one focused on our core competency of vaccine and new product development. With the sale of our vitamin and AVC lines to Pharmelle and the licensing of ESTRASORB in North America to Esprit, our ongoing selling expenses consist primarily of costs related to the sale of Gynodiol.

General and Administrative Expenses
     General and administrative costs were $7.9 million in 2006 compared to $6.1 million in 2005. The increase of $1.8 million was primarily due to $1.0 million of non-cash compensation costs resulting from the implementation of SFAS No. 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25. Also included in 2006 is $0.2 million for a reserve against a non-current note receivable and its corresponding accrued interest due from a former director of the Company. This reserve represents the difference between the book value of the receivables less the market value of the pledged shares of Common stock of the Company as of September 30, 2006. Included in 2005 general and administrative costs was a $0.4 million offset for opportunity grant funds received from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred with the move of our corporate headquarters and product development activities to Malvern, Pennsylvania.
Other income (expense):

	2006	2005	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$2,239	$148	$2,091	1413%
Interest expense	(1,392)	(1,598)	206	13%

	$847	$(1,450)	$2,297	158%

     Net interest income was $0.8 million for 2006 compared to interest expense of $1.5 million for 2005. Interest income increased from $0.1 million in 2005 to $2.2 million in 2006, primarily due to the increase in our cash balance from 2005 to 2006. The equity financing transactions that occurred during the fourth quarter of 2005 and the first quarter of 2006 accounted for such increase in cash. Interest expense decreased from $1.6 million in 2005 to $1.4 million in 2006, for a $0.2 million decrease. This decrease was due to the conversion of $6.0 million of our 4.75% senior convertible notes in October 2005 and $7.0 million in March 2006.
Net loss:

	2006	2005	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(16,920)	$(17,329)	$(409)	-2%

Net loss per share	$(.29)	$(.42)	$(.13)	-31%

Weighted shares outstanding	58,444,933	40,873,473	17,571,460	43%

     Net loss for 2006 was $16.9 million or $(.29) per share, as compared to $17.3 million or $(.42) per share for 2005, a decrease of $0.4 million or $(.13) per share. The decrease was primarily due to the decrease in revenues of $1.8 million offset by the increase of net interest income of $2.3 million, all previously discussed. The weighted shares outstanding increased from 40,873,473 in 2005 to 58,444,933 in 2006 due to the equity financing transactions in the second half to 2005 and the first quarter of 2006 and the conversion of an aggregate $13.0 million of notes to equity during the same period. In addition, stock options were exercised throughout the second half of 2005 as well as during 2006.

Liquidity and Capital Resources
     Our capital requirements depend on numerous factors, including but not limited to the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and manufacturing costs related to ESTRASORB. We plan to have multiple vaccines and products in various stages of development and we believe our research and development as well as general administrative expenses and capital requirements will continue to exceed our revenues. Future activities, particularly vaccine and product developments, are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners and government agencies.
     Cash, cash equivalents and short term investments were $75.1 million at September 30, 2006, an increase of $43.3 million from the December 31, 2005 balance of $31.9 million. Of the $43.3 million increase in cash and investments during the first nine months of 2006, $56.2 million was obtained from equity financing activities, $12.4 million was used for operating activities and $1.1 million was used for investing activities, exclusive of short-term investment purchases. Operating activities consisted of the net loss of $16.9 million, as previously discussed, offset by non-cash activities of $4.6 million. Working capital was $76.5 million at September 30, 2006 compared to $32.7 million at December 31, 2005. The increase in working capital of $43.7 million was primarily due to the $56.0 million net proceeds from two equity financing transactions that occurred during the first quarter ended March 31, 2006, $1.0 million from the exercise of stock options, offset by $12.4 million in operating activities and $0.7 million in principal payments on our outstanding debt obligations.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of the Company’s investment activities is to preserve its capital until it is required to fund operations while at the same time maximizing the income it receives from its investments without significantly increasing risk. The Company’s cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio. The Company maintains a portfolio of various issuers, types and maturities. These securities are classified as held until maturity securities and, consequently, are recorded at face value less any premiums or discounts. These premiums or discounts are amortized over the remaining maturity periods of the investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the quarterly period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that as of September 30, 2006 the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 – Legal Proceedings
     The Company was a defendant in a lawsuit filed by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of Novavax was issued and the case was dismissed. The plaintiff has filed an appeal with the court. Management believes the likelihood of an unfavorable outcome of such appeal is minimal. Accordingly, no liability related to this contingency has been accrued in the consolidated balance sheet as of September 30, 2006.
Item 1A. – Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC, other than as mentioned below.
     It is likely the Company will continue to manufacture ESTRASORB at a loss until production volumes increase or it enters into additional contract manufacturing agreements with third parties to more fully utilize its manufacturing facility’s capacity. The facility is able to accommodate much greater production than its current schedule, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, the Company is negotiating revisions to its agreements for packaging costs of ESTRASORB as well as its fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or lease costs for us, it may have a material adverse impact on future financial results.
Item 6 – Exhibits
10.1	Amendment dated and entered into as of July 5, 2006, to Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC.

10.2	Amended and Restated Change in Control Severance Benefit Plan, as adopted July 26, 2006.

10.3	Amendment dated as of October 25, 2006 to the Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	This exhibit is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC.
(Registrant)

Date: November 14, 2006	By:	/s/ Rahul Singhvi

Rahul Singhvi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Jeffrey W. Church

Jeffrey W. Church
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)