Form 10-K
period 2006-12-31
NOVAVAX INC
filed 2007-03-16
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-26770

NOVAVAX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9920 Belward Campus Drive,	20850
Rockville, Maryland	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(240) 268-2000

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 per share

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
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the NASDAQ National Market on such date was $242,418,088. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2006 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of February 28, 2007, there were 61,845,090 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2006 in connection with the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we”, “us”, “our”, “Novavax” and “the Company” refer to Novavax, Inc.

i

ii

PART I

Item 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Overview

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”) was incorporated in 1987, and is a biopharmaceutical company focused on creating differentiated, value-added vaccines that improve upon current preventive options for a range of infectious diseases. These vaccines leverage the Company’s virus-like particle (“VLP”) platform technology, Novasome® adjuvants and unique production technology. The Company also has a drug delivery platform based on micellar nanoparticles (“MNPs”), proprietary oil and water nanoemulsions used for the topical delivery of drugs. The MNP technology was the basis for Novavax’s first Food and Drug Administration — approved estrogen replacement product, ESTRASORB®.

In 2005, Novavax completed its transition from a specialty pharmaceutical company that sold and marketed women’s health products to an innovative, biopharmaceutical company focused on vaccines.

•	In October 2005, the Company entered into a License and Supply Agreement for ESTRASORB with Esprit Pharma, Inc. (“Esprit”). Under this agreement, the Company continues to manufacture ESTRASORB, and Esprit has an exclusive license to sell ESTRASORB in North America.

•	In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize the Company’s MNP-based testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Esprit was granted exclusive rights to market this product in North America.

The Company is now firmly focused on its VLP vaccine technology platform. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins believed to be incapable of causing infection and disease. The Company is initially focused on the influenza virus but is committed to expanding its product pipeline to numerous other infectious diseases.

Novavax has developed vaccines that target the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential as well as vaccines that protect against seasonal influenza. In 2006, Novavax generated robust pre-clinical data that demonstrates its pandemic influenza vaccine can generate a protective immune response in relevant animal models, including the ferret. Data also show that a single VLP vaccine can provide cross-protection against a broad variety of influenza virus subtypes. The Company has begun toxicology studies required prior to the initiation of human clinical trials with its pandemic influenza vaccine and anticipates that human clinical trials could begin by mid-2007. The Company plans to conduct additional pre-clinical studies for its seasonal influenza VLP vaccine during 2007 with the goal of advancing to the clinic in the first half of 2008.

In addition, the Company has developed a unique production process for making its VLP-based vaccines using portable, disposable manufacturing technology that permits the development of the vaccine to be readily positioned where and when it is needed. This proprietary production technology uses insect cells rather than chicken eggs or mammalian cells, which can reduce lead time from many months to a matter of weeks. Because the equipment is both portable and disposable, it can be deployed quickly where needed and is capable of rapid scale-up to meet demand.

In summary, Novavax has a unique blend of capabilities including formulation and vaccine technologies, development infrastructure, including clinical; portable, disposable and scalable manufacturing; and commercial production facilities. Our strategy is to license our differentiated vaccine candidates at various stages of development to realize their value. The portfolio of our technologies and capabilities is summarized in the following table.

Technology/Capability	Description	Product/Examples

Recombinant vaccines	Virus-like particle vaccines produced in cultured insect cells	Pandemic avian influenza & seasonal human influenza, HIV/AIDS, SARS and other infectious diseases
Novasomes®	Non-phospholipid vesicles that can be used as adjuvants to enhance vaccine effectiveness; also serve as a vehicle for topical or oral drug delivery of certain molecules	Adjuvants for influenza and HIV-1 and other vaccines
Micellar Nanoparticles	Oil and water nanoemulsion that allows topical systemic delivery of certain molecules	ESTRASORB® and ANDROSORBtm
Recombinant tolerogens	Tolerization for prevention of inflammation leading to stroke and other diseases	E-Selectin tolerogen
Facilities	Manufacturing using current Good Manufacturing Practices (‘‘cGMP”)	Clinical manufacturing for biologics, and clinical and commercial manufacturing for pharmaceuticals

Over the past twelve months, we have taken steps to strengthen our balance sheet and significantly improve our capital resources. In the first half of 2006, we completed two equity transactions through the sale of our common stock, with gross proceeds totaling $58.0 million. Also during the first half of 2006, holders of $7 million principal amount of our 4.75% senior convertible notes due July 19, 2009 exercised their optional right to convert their notes plus accrued interest into 1,294,564 shares of Novavax common stock, at the per share conversion price of $5.46. The licensing arrangement with Esprit for ESTRASORB added an additional $2.5 million of cash in October 2006. We believe the cash raised from these transactions provides us a strong foundation from which to execute our strategic plan. (see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, “Summary of Significant Transactions” for further details).

Our Strategy

The key elements of our business strategy are as follows:

•	Leveraging our technological leadership in influenza vaccines.

Our recombinant VLP technology is well suited to create a differentiated vaccine against pandemic and seasonal influenza. This technology addresses several of the technical and logistical issues associated with a potential pandemic. It allows rapid creation of new vaccines that have high fidelity to emerging strains of influenza and the manufacturing process can be rapidly commissioned and scaled up. In addition, the technology provides the potential to differentiate a seasonal flu vaccine.

•	Maximizing the commercial impact of ESTRASORB and continuing to expand our drug delivery and formulation technologies.

After licensing the North American marketing rights for ESTRASORB and ANDROSORB to Esprit, we are looking to license the rights to market this product in other territories. In addition, we continue our efforts to improve the packaging of ESTRASORB to improve our margins on the product.

Our proven MNP technology has resulted in several product candidates that can be licensed to pharmaceutical companies. We have been able to demonstrate the benefits of our formulation for several compounds and are actively seeking to license these product candidates.

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

Research and Development Activities

Biologics

We develop and produce biopharmaceutical proteins for use as vaccines against pandemic and seasonal influenza and other infectious diseases, and as tolerogens to prevent inflammatory responses in the initiation and progression of stroke and other illnesses. Our lead vaccine technology platform is based on virus-like particles (“VLPs”), which are self-assembling protein structures that resemble viruses. These are non-infectious particles that for many viral diseases have been shown in animal and human studies to make effective vaccines. VLPs closely mimic natural virus particles with repeating protein structures that can elicit broad and strong antibody and cellular immune responses, but lack the genetic material required for replication. We have several ongoing development programs involving VLP vaccines that address urgent medical needs, including pandemic and seasonal influenza, HIV-1/AIDS and other infectious diseases. We collaborate with governmental, commercial and leading academic institutions in development, safety testing and clinical trials.

Influenza VLP Vaccine.  According to the Center for Disease Control, every year between 5% and 20% of the U.S. population is infected by the influenza virus. While the severity of illness varies, influenza causes an estimated 36,000 deaths in the U.S. and 500,000 worldwide annually. These seasonal outbreaks have in recent years been caused by subtypes of influenza virus designated as H3N2 and H1N1. More recently, unexpected subtypes of avian origin have resulted in severe morbidity and mortality in a limited number of people. Highly pathogenic H5N1 influenza viruses are now widespread in poultry in Asia and have spread to some European countries, where they have been linked to human infection. Genetic reassortment between avian and human influenza subtypes, or genetic mutations, may lead to the emergence of a virus capable of causing worldwide illness, a pandemic.

All currently available influenza vaccines are produced by growing virus in chicken eggs, from which the virus is extracted and further processed. This 50- year-old production method requires six to nine month lead times and significant investment in fixed production facilities, which, once commissioned, cannot have their capacity easily increased. The vaccine shortage during the 2004 flu season highlighted the limitations of current production methods and the need for increased vaccine manufacturing capacity. It also heightened concerns regarding manufacturers’ capacity to respond to a pandemic, when the number of vaccine doses required will be higher than the number required for seasonal flu vaccines and lead times will be even shorter.

Novavax is applying its expertise in producing VLPs to develop vaccines for both seasonal and pandemic strains of influenza. We produce VLPs using a baculovirus expression system in insect cells with disposable, low-cost equipment that can be readily dispersed both nationally and internationally. By not requiring a fixed plant, production capacity can be increased quickly to whatever extent is required. Lead times for production are expected to be measured in weeks, not months. Proof-of-concept of the VLP approach in influenza has been obtained in various pre-clinical studies. In a recent study, co-expression of three genes (hemagglutinin, neuraminidase and matrix derived from the H9N2 influenza in insect cells) resulted in the self-assembly of influenza H9N2 VLPs. The H9N2 VLPs elicited protective immune responses in mice and ferrets. In view of these encouraging preclinical data, we have accelerated and prioritized the development of our VLP influenza vaccines. We have completed comprehensive pre-clinical studies in 2006 with the objective of initiating human clinical studies with influenza VLP vaccines in 2007.

HIV-1/AIDS VLP Vaccine.  The human toll of AIDS is staggering and now kills more people worldwide than any other infectious disease. Nearly 40 million people are infected with HIV-1, including four to six million people who were newly infected in 2005, according to the World Health Organization (“WHO”). Under a five-year National Institutes of Health (“NIH”) grant, which was awarded in 2003, we are working in collaboration with leading scientists from the University of Alabama — Birmingham, Emory University and Harvard Medical School in the development of a second-generation AIDS vaccine. In January 2007, the Company announced that it has significantly enhanced both the quality and purity of its VLP vaccine for HIV/AIDS. This second generation AIDS vaccine is based on the HIV-1 viral envelope with a natural three-dimensional structure to trigger a protective immune response. Preclinical studies are under way using the improved HIV-1 vaccine, and planning has begun to advance this new vaccine to human clinical trials in collaboration with the U.S. government. Early versions of Novavax’s VLP vaccine were successful in triggering immune responses in preclinical studies. Novavax scientists and its collaborators discovered a way to optimize the expression of the HIV-1 envelope, which is a principle target for immunity in humans.

SARS VLP Vaccine.  In 2005, the NIH awarded us a $1.1 million, three-year grant to develop a vaccine to prevent Severe Acute Respiratory Syndrome (“SARS”). SARS is a severe form of pneumonia, accompanied by a fever and caused by a coronavirus. WHO has reported over 8,000 SARS cases with nearly 800 deaths since the first case of SARS was reported in February 2003. Our SARS VLP vaccine is also based on the production of coronavirus-like VLPs in insect cells.

Hepatitis E Vaccine.  Hepatitis E is the most prevalent form of acute hepatitis in the developing world. Hepatitis E is transmitted through contaminated water and is indistinguishable from the disease caused by the Hepatitis A virus. The disease is rarely fatal, although the risk of death and the intensity of the illness increase with age, with pregnant women being at a particularly high risk.

In collaboration with the National Institute of Allergy and Infectious Disease, Walter Reed Army Institute for Research, and GlaxoSmithKline Pharmaceuticals, we have developed vaccines to prevent hepatitis caused by the Hepatitis E Virus. The recombinant Hepatitis E vaccine produced by us is in clinical trials conducted by GlaxoSmithKline. As reported in the New England Journal of Medicine (March 1, 2007), this recombinant Hepatitis E vaccine was evaluated for safety and efficacy in a phase II, randomized, double-blind, placebo-controlled trial in 2,000 healthy adults susceptible to Hepatitis E virus infection and found to be effective in the prevention of Hepatitis E. GlaxoSmithKline has commercial rights and we will share royalties with the NIH, if marketed.

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

Formulation Science

The formulations group is committed to the creation and development of innovative and effective technologies for enhancing the performance of Active Pharmaceutical Ingredients (“APIs”) that are approved by the Food and Drug Administration (“FDA”). Use of APIs simplifies clinical testing and FDA approval because of the safety and efficacy records of the APIs. The key drivers for these research programs are those therapeutic segments and clinical conditions that cannot be satisfied by the conventional dosage forms.

We have two drug delivery platform technologies:

•	Micellar Nanoparticles: This is a nanotechnology-based, lotion-like formulation that has achieved a significant break through in transdermal therapeutics. Upon topical application, an MNP formulation deposits the API in both a readily available solution form as well as in a long-acting particulate depot form onto the skin. The inactive ingredients used in the formulation not only help in forming an occlusive barrier that acts as a pseudo-patch, but also drives the drug into the systemic circulation. Unlike conventional passive transdermal delivery systems such as patches, gels, and creams with chemical permeation enhancers, the MNPs have been shown to accommodate and deliver a wide spectrum of drugs having diverse lipophilicities (i.e., affinities for a hydrophobic or oil phase), molecular weights, melting points, and dosages.

•	Novasomes: These are non-phospholipid-based, proprietary vesicular structures that can be either used for delivery of drugs or as vaccine adjuvants. Typically, Novasomes can be utilized for encapsulation of both hydrophilic and lipophilic drugs. The formulation design enhances deposition and retention of the active ingredients within the superficial skin layers (epidermis) but limits their passage into the systemic circulation. Novasomes, when formulated as vaccine adjuvants for co-administration with a vaccine preparation, have demonstrated a significantly improved immunogenicity profile.

The focus of our drug delivery product development is transdermal delivery — both from a traditional and a non-traditional perspective. Traditionally, this route of administration is known to offer therapeutic benefits like avoiding hepatic first pass metabolism, overcoming stability and toxicity issues related to oral administration, and has been viewed as a non-invasive pathway to achieve drug transport into the systemic circulation through topical application. It is generally accepted that the best drug candidates for transdermal delivery are non-ionic, lipophilic and potent and have a low molecular weight and a low melting point. Our first set of product candidates falls in this category, which includes testosterone, nicotine, fentanyl, clonidine, loratadine and oxybutynin.

ESTRASORB, our first internally developed product, is a topical estradiol replacement lotion that helps validate the MNP-based transdermal technology. ESTRASORB is the first topical emulsion for estrogen therapy approved by the FDA for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. This product is unique in that it is the first commercial nanoparticle-based transdermal pharmaceutical product. ESTRASORB has undergone the complete product development-to-commercialization cycle. In October 2005, the Company licensed the marketing rights for ESTRASORB to Esprit. This licensing agreement has provided a cash consideration of $12.5 million within the first year as well as sales-based milestone payments and a double digit royalty on all sales. We retained rights to manufacture the product for Esprit at set prices and retained marketing rights for all territories outside of North America. However, the cost at which we manufacture ESTRASORB currently exceeds the fixed price at which we sell the product to Esprit.

Our MNP testosterone product candidate for the treatment of female hypoactive sexual disorder is the second product in our pipeline. In April 2006, we entered into a second License and Supply Agreement with Esprit to co-develop, supply and commercialize this MNP testosterone product candidate. Under the terms of the License Agreement, Esprit was granted exclusive rights to this MNP testosterone product candidate in North America. We will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit will be responsible for all development costs and will lead all clinical programs. Under the term of the Supply Agreement, we will be responsible for manufacturing the product.

The MNP platform addresses several issues related to product development:

•	Ability to formulate APIs with a wider range of chemical characteristics compared to traditional transdermal drug delivery technologies.

•	Rapid and reliable product development, optimization, and screening.

•	More simple, quick, and cost-effective regulatory approval than the approval process for a New Chemical Entity.

Research and Development Funding

Total externally contracted research and development costs were $1.9 million in 2006, $1.8 million in 2005 and $1.7 million in 2004. Total internally-sponsored research and development costs were $9.8 million in 2006, $3.3 million in 2005 and $5.6 million in 2004. Our manufacturing start-up costs related to preparing our manufacturing facility for commercial production of ESTRASORB were included in research and development until April 2004, at which time the manufacturing costs have been included in cost of sales and inventory. Total manufacturing start-up costs related to ESTRASORB included in research and development were $1.7 million in 2004. Further development costs of $0.2 million for ESTRASORB were included in 2005 internally sponsored research and development costs.

Competition

Technologies

The biopharmaceutical industry is intensely competitive and is characterized by rapid technological progress. We compete in two primary technology areas — vaccines and transdermal pharmaceutical delivery.

We compete in a competitive and capital intensive vaccine arena. Our technology is based upon utilizing the baculovirus expression system in insect cells to make VLPs. We believe this system offers many advantages when compared to other technologies and is uniquely suited for developing pandemic and seasonal influenza vaccines as well as other infectious diseases. The table below provides a list of key competitors and corresponding influenza vaccine technologies.

Company	Competing Technology Description

Sanofi Pasteur, Inc.	Inactivated sub-unit — egg based
Medimmune Vaccines, Inc.	Nasal, live attenuated — cell based
GlaxoSmithKline Biologicals	Inactivated — egg based
Novartis, Inc.	Inactivated sub-unit — egg based
Merck & Co., Inc.	Novel vaccines

The transdermal drug delivery arena is highly competitive with a broad array of passive and active transdermal drug delivery technologies. Our technologies include MNPs and Novasomes. The MNP technology which is the basis for our FDA- approved product ESTRASORB competes with a number of companies and technologies. The following table highlights several competitors and their corresponding technologies.

Company	Competing Technology Description

Noven Pharmaceuticals	Passive transdermal patches
Antares Pharma, Inc.	Passive topical gels
Acrux Limited	Passive metered dose transdermal spray
Solvay Group	Passive topical gels
Alza Corporation	Active transdermal — micro projection enhanced permeation, electro transport
Transpharma Medical Ltd.	Active transdermal — radio-frequency enhanced permeation
Altea Therapeutics Corporation	Active transdermal — thermally enhanced permeation

Hormone Therapy Products

Through ESTRASORB and our MNP testosterone product candidate, we continue to compete with specialty biopharmaceutical firms and large pharmaceutical companies in the U. S., Europe and elsewhere that are engaged in the discovery, development and marketing of hormone therapies, and other products that do or could compete with our currently marketed product and product candidates. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

In 2005, we licensed ESTRASORB to Esprit. The estrogen therapy market is highly competitive, well-established and includes many products marketed by major pharmaceutical companies. The oral segment, which accounts for over 75% of the estrogen therapy market, is dominated by Wyeth’s Premarin®, an oral estrogen tablet. Wyeth commits significant resources to promoting its portfolio of estrogen products and has a dominant presence with healthcare professionals that utilize oral estrogen therapy products. Further, we compete with Wyeth and numerous other companies marketing oral products, including manufacturers of generic 17 -estradiol. Gynodiol, our marketed oral estrogen therapy product also competes in the crowded, competitive oral estrogen therapy market. Transdermal estrogen therapy products (patches) currently account for approximately 15% of the estrogen therapy market. Patch products are well accepted and many, such as Vivelle DOT®, have been marketed for several years. Solvay Pharmaceuticals, a large international pharmaceutical company, recently introduced an ethanol-based gel product, Estrogel that is directly competing with ESTRASORB. In addition to the currently approved and marketed products, several estrogen therapy products are in development.

New Products

In general, competition among pharmaceutical products is based in part on product efficacy, safety, reliability, availability, price and patent position. An important factor is the relative timing of the market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is an important competitive factor. Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the often substantial period between technological conception and commercial sale.

Patents and Proprietary Rights

We generally seek patent protection for our technology and product candidates in the U.S. and abroad. We have submitted patent applications that are pending in the U.S. and other countries. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

•	Obtain patents to protect our own technologies and products;

•	Obtain licenses to use the technologies of third parties, which may be protected by patents;

•	Protect our trade secrets and know-how; and

•	Operate without infringing the intellectual property and proprietary rights of others.

Patent rights; licenses.  Our licensors and we have patents and continue to seek patent protection for technologies that relate to our product candidates, as well as technologies that may prove useful for future product candidates. We currently have over 50 U.S. patents and corresponding foreign patents and patent applications relating to vaccines, biologics, and drug delivery systems and applications for various biological and chemical uses.

We have U.S. patent applications pending in both the U.S. and worldwide covering the composition, manufacture and use of our organized lipid structures and related technologies. A current U.S. patent issued in 1997 covers our MNP technology and methods of their production. In addition, the Company continues to build upon its technology portfolio and file appropriate intellectual property disclosures and patent applications.

Consistent with statutory guidelines issued under the Federal Technology Transfer Act of 1986 designed to encourage the dissemination of science and technology innovation and provide sharing of technology that has commercial potential, our collaborative research efforts with the U.S. government and with other private entities receiving federal funding provide that developments and results must be freely published, that information or materials supplied by us will not be treated as confidential and that we will be required to negotiate a license to any such developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost, or that such developments and results will not be made available to our competitors on an exclusive or nonexclusive basis.

Trade Secrets.  To a more limited extent, we rely on trade secret protection and confidentiality agreements to protect our interests. It is our policy to require employees, consultants, contractors, manufacturers, collaborators, and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with us. We also require signed confidentiality agreements from any entity that is to receive confidential information. With respect to employees, consultants and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property.

Government Regulations

The development, production and marketing of pharmaceutical and biological products developed by Novavax or our collaborators is subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U. S., the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation both under provisions of that Act and under the Public Health Service Act. The FDA assesses the safety and efficacy of products and regulates, among other things, the testing, manufacture, labeling, storage, record keeping, and advertising and promotion. The process of obtaining FDA approval for a new product is costly and time-consuming.

Before applying for FDA approval to market any new drug product candidates, we must first submit an Investigational New Drug application (an “IND”) that explains to the FDA the results of pre-clinical testing conducted in laboratory animals and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the drug on humans. We must then conduct Phase I studies and larger-scale Phase II and III human clinical trials that demonstrate the safety and efficacy of our products to the satisfaction of the FDA. Once these trials are complete, a New Drug Application (an “NDA”) can be filed with the FDA requesting approval of the drug marketing.

Vaccine clinical development follows the same general pathway as for drugs and other biologics. A sponsor who wishes to begin clinical trials with a vaccine must submit an IND describing the vaccine, its method of manufacture and quality control tests for release. Pre-marketing (pre-licensure) vaccine clinical trials are typically done in three phases. Initial human studies, referred to as Phase I, are safety and immunogenicity studies performed in a small number of closely monitored subjects. Phase II studies are dose-ranging studies and may enroll hundreds or thousands of subjects. Finally, Phase III trials typically enroll thousands of individuals and provide the critical documentation of effectiveness and important additional safety data required for licensing.

If successful, the completion of all three phases of clinical development can be followed by the submission of a Biologics License Application (a “BLA”). Also during this stage, the proposed manufacturing facility undergoes a pre-approval inspection during which production of the vaccine as it is in progress is examined in detail. Vaccine approval also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents, and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, many vaccines undergo Phase IV studies after a BLA has been approved and the vaccine is licensed and on the market.

In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA, is subject to FDA inspection and must comply with current Good Manufacturing Practices (“cGMP”) regulations. To supply products for use either in the U.S. or outside the U.S., including clinical trials, U.S. and non — U.S. manufacturing establishments, including third-party facilities, must comply with cGMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country under reciprocal agreements with the FDA and/or by the FDA.

Preclinical studies may take several years to complete and there is no guarantee that the FDA will permit an IND based on those studies to become effective and the product to advance to clinical testing. Clinical trials may take several years to complete. After the completion of the required phases of clinical trials, if the data indicate that the drug or biologic product is safe and effective, a BLA or NDA (depending on whether the product is a biologic or pharmaceutical product) is filed with the FDA to approve the marketing and commercial shipment of the drug. This process takes substantial time and effort and the FDA may not accept the BLA or NDA for filing, and, even if filed, the FDA might not grant approval. FDA approval of a BLA or NDA may take up to two years and may take longer if substantial questions about the filing arise. The FDA may require post-marketing testing and surveillance to monitor the safety of the applicable products.

In addition to regulatory approvals that must be obtained in the U.S. an investigational product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate license application. FDA approval does not assure approval by other regulatory authorities. In addition, in many countries, the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and wastes generated by, our operations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Additionally, for formulations containing controlled substances, we are subject to Drug Enforcement Act (“DEA”) regulations.

There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceutical and biological products to government control and to make other changes to the medical care system of the U.S. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for medical goods and services may take in response to any medical reform proposals or legislation. We cannot predict the effect medical or health care reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Manufacturing

We have a 24,000 square foot manufacturing facility situated within a Cardinal Health, Inc. facility in Philadelphia, Pennsylvania. It is staffed by our employees and operates under our quality system. ESTRASORB, our first FDA-approved commercial product, is being manufactured at this facility. There have been no adverse 483 observations from FDA inspections associated with the production of ESTRASORB.

For our vaccine business, we have a research and development facility in Rockville, Maryland and have established laboratories and staff to support the non-GMP production and process development of more advanced manufacturing processes and product characterization method for our vaccine candidates. We have completed renovations of cGMP suites at this facility which will incorporate disposable cell culture equipment obtained from Wave Biotech to support the manufacturing requirements for early stage clinical trial materials for our pandemic and seasonal influenza vaccine candidates and other biologic products.

We intend to continue expanding our own product development and manufacturing capability while utilizing third-party contractors where we lack sufficient internal capability. Any plans to expand our internal manufacturing capabilities at our Rockville, Maryland facilities, including the facilities necessary to manufacture, test and package an adequate supply of finished products in order to meet our long term clinical needs, will require significant resources and will be subject to ongoing government approval and oversight.

We have the quality infrastructure to support release testing and stability evaluation of cGMP materials. We also have the regulatory support to ensure compliance with FDA and other regulatory authorities.

Sources of Supply

Most of the raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs. In some cases, we currently have only one supplier for certain of our manufacturing components. We have plans in place to develop multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production.

Marketing and Sales

We continue to explore opportunities for corporate alliances and partners to help develop and ultimately commercialize and market our product candidates. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for some or all aspects of product development, manufacturing, marketing and sales of our products that will require broad marketing capabilities and overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of later stage clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for rights to market specific products in particular geographic territories.

Employees

As of February 28, 2007, we had 56 full-time employees and 4 part-time employees for a total of 60, 15 of whom hold M.D. or Ph.D. degrees and 7 of whom hold other advanced degrees. Of our total workforce, 48 are engaged primarily in research, development and manufacturing activities and 12 are engaged primarily in business development, finance and accounting and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

Availability of Information

Novavax was incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 9920 Belward Campus Drive, Rockville, Maryland, 20850. Our telephone number is (240) 268-2000 and our Internet address is www.novavax.com. The contents of our website are not part of this Annual Report on Form 10-K.

We make available, free of charge and through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filed with or furnished to the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors in evaluating our business. There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

RISKS RELATED TO OUR BUSINESS

We have a history of losses and our future profitability is uncertain.

Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at December 31, 2006 was $165.0 million. Our net revenues for the last three fiscal years were $4.7 million in 2006, $7.4 million in 2005 and $8.3 million in 2004. We have received a limited amount of product-related revenue from research contracts, licenses and agreements to provide vaccine products, services and adjuvant technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in other significant revenues to offset our expenses. Our net losses for the last three fiscal years were $23.1 million in 2006, $11.2 million in 2005 and $25.9 million in 2004.

Our historical losses have resulted from research and development expenses for our vaccine and drug delivery product candidates and sales and marketing expenses for ESTRASORB, protection of our intellectual property and other general operating expenses. Our losses increased due to the launch of ESTRASORB as we expanded our manufacturing capacity and sales and marketing capabilities. More recently, our losses have increased, and will continue to increase, as a result of higher research and development efforts to support the development of our pandemic and seasonal influenza vaccines.

We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to:

•	initiate Phase I/II clinical trials for our pandemic and seasonal flu vaccines;

•	initiate additional preclinical studies for other product candidates using our VLP vaccine technology platform;

•	expand our manufacturing capacity, which will require that we build-out a portion of our research and development space as a Food and Drug Administration, or FDA, compliant and validated product manufacturing facility;

•	relocate some of our business operations to a newly leased facility;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operations, financial, accounting, facilities engineering and information systems personnel, consistent with expanding our operations.

As a result, we expect our cumulative operating loss to increase until such time, if ever, product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

We have repositioned ourselves from a specialty pharmaceutical company and face all the risks inherent in the implementation of a new business strategy.

In conjunction with the sale of our prenatal and related product lines coupled with the grant of an exclusive North American license to Esprit Pharma, Inc. to our lead product ESTRASORB during the second half of 2005, we have changed the focus of the Company from the development and commercialization of specialty pharmaceutical products to the research and development of new products using our proprietary drug delivery and biological platforms. We cannot predict whether we will be successful in implementing our new business strategy.

We intend to focus our research and development activities on areas in which we have particular strengths and on technologies that appear promising. These technologies often are on the cutting edge of modern science. As a result, the outcome of any research or development program is highly uncertain. Only a small fraction of these programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to market and sell, a product candidate. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh their intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials will likely lead to increased investment, adversely affecting short-term profitability, to bring such products to market. Even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product, which may result in regulatory approvals being suspended, limited to narrow indications or revoked, or which may otherwise prevent successful commercialization.

We have limited financial resources and we are not certain that we will be able to maintain our operations or to fund the development of future products.

We do not expect to generate revenues from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fund our operations, and we will therefore use our cash resources and expect to require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings, collaborative arrangements and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of existing stockholders’ percentage ownership in the Company. These future offerings also could have a material and adverse effect on the price of common stock.

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

The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug and chemical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial and technical resources, experience and expertise in:

•	research and development;

•	preclinical testing;

•	designing and implementing clinical trials;

•	regulatory processes and approvals;

•	production and manufacturing; and

•	sales and marketing of approved products.

Principal competitive factors in our industry include:

•	the quality and breadth of an organization’s technology;

•	management of the organization and the execution of the organization’s strategy;

•	the skill of an organization’s employees and its ability to recruit and retain skilled employees;

•	an organization’s intellectual property portfolio;

•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

•	the availability of substantial capital resources to fund discovery, development and commercialization activities.

Large and established companies such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc., Sanofi and Medimmune Inc., among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, and manufacturing such products on a broad scale.

Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical or other companies. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product commercialization efforts. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeeds in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

In order to effectively compete, we will have to make substantial investments in manufacturing and sales and marketing or partner with one or more established companies. There is no assurance that we will be successful in gaining significant market share for any product or product candidate. Our technologies and products also may be rendered obsolete or noncompetitive as a result of products introduced by our competitors to the marketplace more rapidly and at a lower cost.

We may have product liability exposure.

The administration of drugs to humans, whether in clinical trials or after marketing clearances are obtained, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $10 million for claims arising from the use of our currently marketed products and products in clinical trials prior to FDA approval. Coverage is becoming increasingly expensive, however, and we may not be able to maintain insurance at a reasonable cost. There can be no assurance that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert management’s attention.

If we lose or are unable to attract key management or other personnel, we may experience delays in product development.

We depend on our senior executive officers as well as key scientific and other personnel. The loss of these individuals could harm our business and significantly delay or prevent the achievement of research, development or business objectives. We have not purchased key-man life insurance on any of our executive officers or key personnel, and therefore may not have adequate funds to find acceptable replacements for them. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

We also rely from time-to-time on outside advisors who assist us in formulating our research and development and clinical strategy. We may not be able to attract and retain these individuals on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operations.

We have experienced significant management turnover.

Our current President and Chief Executive Officer, Rahul Singhvi, assumed this responsibility in August 2005. Most of our executive officers have joined us since that time. This lack of management continuity, and the resulting lack of long-term history with our Company, could result in operational and administrative inefficiencies and added costs. If we were to experience additional turnover at the executive level, these risks would be exacerbated.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

As of December 31, 2006, we had $23.2 million of outstanding indebtedness. Our substantial amount of outstanding indebtedness could have significant consequences. For example, it:

•	could increase our vulnerability to general adverse economic and industry conditions;

•	requires us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy, research and development costs and other general corporate requirements;

•	could result in the acceleration of the maturity of our other financial obligations if a default under the terms of existing obligations were to occur;

•	could limit our flexibility in planning for, or reacting to, changes in our business and the industry, which may place us at a competitive disadvantage compared with competitors that have less indebtedness; and

•	could limit our ability to obtain additional funds, even when necessary to maintain adequate liquidity.

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

As of December 31, 2006, we had outstanding convertible notes in the aggregate principal amount of $22 million that as of such date were convertible into an aggregate of 4,029,304 shares of our common stock. The issuance of shares of our common stock upon conversion of such notes, as well as in connection with future capital raising activities, would cause immediate and potentially substantial equity dilution for existing stockholders and the price of our common stock could be subject to significant downward pressure.

We have made loans to certain of our directors, which could have a negative impact on our stock price.

On March 21, 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes were payable upon the earlier to occur of the following: (i) the date on which the director ceases for any reason to be a director of the Company (ii) in whole, or in part, to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007.

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

The terms and interest rate remain unchanged for the promissory note for the active director and is due to be repaid in full on March 21, 2007.

Due to heightened sensitivity in the current environment surrounding related-party transactions, these transactions could be viewed negatively in the market and our stock price could be negatively affected. Our corporate governance policies have been revised and our 2005 Stock Incentive Plan prohibits any loans or guarantees to directors, officers or employees.

PRODUCT DEVELOPMENT RISKS

Because our product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our work depends on new, rapidly evolving technologies and on the marketability and profitability of innovative products. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the possibility that:

•	these technologies or any or all of the products based on these technologies will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances;

•	the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

•	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies or marketing products; and

•	third parties will market superior or equivalent products.

We have not completed the development of products other than ESTRASORB and we may not succeed in obtaining the FDA approval necessary to sell additional products.

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation in the U.S. and other countries. In the U.S. and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. ESTRASORB is the only product developed by the Company to have been approved for sale in the U.S. Approval outside the U.S. may take longer or may require additional clinical trials. We also have product candidates in preclinical laboratory or animal studies.

The steps required by the FDA before our proposed investigational products may be marketed in the U.S. include:

•	performance of preclinical (animal and laboratory) tests;

•	submissions to the FDA or an Investigational New Drug application (“IND”) which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product in the intended target population;

•	performance of a consistent and reproducible manufacturing process intended for commercial use;

•	submission to the FDA of a Biologics License Application (“BLA”) or a New Drug Application (“NDA”); and

•	FDA approval of the BLA or NDA before any commercial sale or shipment of the product.

The processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our products to the satisfaction of such regulatory authorities. Regulatory authorities may also require additional testing and we may be required to demonstrate that our proposed products represents an improved form of treatment over existing therapies, which we may be unable to do so without conducting further clinical studies. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved drugs may not be approved, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our product candidates, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our drug candidates are not approved, our ability to generate revenues may be limited and our business will be adversely affected.

We must identify products and product candidates for development with our technologies and establish successful third-party relationships.

Our long-term ability to generate product-related revenue depends in part on our ability to identify products and product candidates that may utilize our drug delivery and biological technologies. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to license our technologies for development of their products or product candidates. We may be unable to license our technologies to third parties for a number of reasons, including:

•	an inability to negotiate license terms that would allow us to make an appropriate return from resulting products;

•	an inability to identify suitable products or product candidates within, or complementary to, our areas of expertise; or

•	an unwillingness on the part of competitors to utilize the technologies of a competing company.

Our near and long-term viability will also depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies and government agencies. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position; government agencies may reject contract or grant applications based on their assessment of public need, the public interest and our products’ ability to address these areas. If we fail to establish a sufficient number of collaborations or government relationships on acceptable terms, we may not generate sufficient revenue.

Even if we successfully establish new collaborations or obtain government funding, these relationships may never result in the successful development or commercialization of any product candidates or the generation of any sales or royalty revenue. Reliance on such relationships also exposes us to a number of risks. We may not have the ability to control the activities of our partner and cannot assure you that they will fulfill their obligations to us, including with respect to the license, development and commercialization of products and product candidates, in a timely manner or at all. We cannot assure you that such partners will devote sufficient resources to our products and product candidates or properly maintain or defend our intellectual property rights; we also can give no assurances that our partners will not utilize such rights in such a way as to invite or cause litigation. Any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of products and product candidates, and affect our ability to realize product revenues. Disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals, and commercialization activities. If we or our partners fail to maintain our existing agreements or in the event we fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our current limited sales, marketing and distribution capabilities, significantly delay the commercialization of products and product candidates.

Even though we have received governmental support in the past, we may not continue to receive support at the same level or at all.

The U.S. government, through its various agencies, has provided grants to fund certain research and development efforts. There can be no assurances that the Company will continue to receive the same level of funding from the U.S. government, if at all.

If we or our collaborators are unable to manufacture our products in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility for our products, we may experience delays, and be unable to meet demand, and may lose potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our product candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish capabilities, if pursued, may not meet initial expectations as to scheduling, reproducibility, yield, purity, cost, potency or quality.

If we or our collaborators are unable to manufacture our product candidates in clinical quantities or, when necessary, commercial quantities, then we will need to rely on third parties to manufacture compounds for clinical and commercial purposes. These third-party manufacturers must receive FDA approval before they can produce clinical material or commercial products. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. There are very few contract manufacturers who currently have the capability to produce our proposed product candidates, and the inability of any of these contract manufacturers to deliver our required quantities of product candidates on a timely basis and at commercially reasonable prices would negatively affect our operations.

Before we or our collaborators can begin commercial manufacturing of any of our product candidates, we or our collaborators must obtain regulatory approval of the manufacturing facility and process. Manufacturing of our proposed product candidates must comply with the FDA’s current Good Manufacturing Practices (“cGMP”) requirements, and non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. In complying with cGMP and non-U.S. regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. We or our collaborators must also pass a pre-approval inspection before FDA approval. If we or our collaborators fail to comply with these requirements, our product candidates would not be approved. If we or our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. The FDA and non-U.S. regulatory authorities also have the authority to perform unannounced periodic inspections of our manufacturing facility to ensure compliance with cGMP and non- U.S. regulatory requirements.

We rely on a limited number of suppliers for some of our manufacturing materials. Any problems experienced by any of these suppliers could negatively affect our operations.

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. For supply of early clinical trial materials, we rely on a limited number of suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption would negatively affect our operations.

We have limited marketing capabilities, and if we are unable to enter into collaborations with marketing partners or develop our own sales and marketing capability, we may not be successful in commercializing any approved products.

We currently have limited sales, marketing and distribution capabilities. As a result, we will depend on collaborations with third parties that have established distribution systems and sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. Developing a marketing and sale force is expensive and time consuming and could delay a product launch. We cannot be certain that we will be able to attract and retain qualified sales personnel or otherwise develop this capability.

If reforms in the health care industry make reimbursement for our potential products less likely, the market for our potential products will be reduced, and we will lose potential sources of revenue.

Our successes may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we or our collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates.

RISKS FROM COLLABORATION RELATIONSHIPS AND STRATEGIC ACQUISITIONS

The return on our investment in ESTRASORB depends in large part on the success of our relationship with Esprit Pharma, Inc. and our ability to manufacture the product.

In October 2005, we entered into a License Agreement and a Supply Agreement with Esprit Pharma Inc., (“Esprit”) for ESTRASORB. Under the License agreement, we granted Esprit exclusive rights to market ESTRASORB in North America.

While our License Agreement with Esprit gives us some limited protections with respect to that company’s ESTRASORB marketing and sales efforts and, we believe, creates incentives for Esprit consistent with our own, we cannot control the amount and timing of the marketing efforts that Esprit devotes to ESTRASORB or make any assurances that Esprit’s promotion and marketing of ESTRASORB in North America will be successful. We do not have a history of working together with Esprit and cannot predict the success of the collaboration, nor can we give any assurances that Esprit will not reduce or curtail its efforts to market ESTRASORB because of factors affecting its business or operations beyond our control. Loss of Esprit as a partner in the commercialization of ESTRASORB, any dispute over the terms of our decisions regarding the License and Supply Agreements, or other adverse developments in our relationship with Esprit may harm our business and might accelerate our need for additional capital. We also can give no assurances that Esprit will be more successful than us in gaining market acceptance of ESTRASORB. Prescription trends for ESTRASORB have not met our expectations to date and Esprit will face similar obstacles to gaining market share of the estrogen therapy market, including competition from large and established companies with similar estrogen therapy products.

Numerous companies worldwide currently produce and sell estrogen products for clinical indications identical to those for ESTRASORB. Currently, the oral and patch product segment account for approximately 75% and 15% of the market, respectively, according to 2004 Verispan data. Wyeth commits significant resources to the sale and marketing of its product, Premarin®, in order to maintain its market leadership position. Several other companies compete in the estrogen category including Berlex Laboratories, Inc., Novartis Pharma AG and Solvay Pharmaceuticals. In particular, Solvay has introduced an alcohol-based gel product, Estrogel, which is directly competitive with ESTRASORB. These and other products sold by our competitors have all achieved a degree of market penetration superior to ESTRASORB.

In addition, under the Supply Agreement, we are obligated to supply Esprit with ESTRASORB through the manufacture of the product at our manufacturing facility in Philadelphia, Pennsylvania. We have only limited experience with the large capacity manufacturing required for the commercial sale of a product. Although we have validated our manufacturing methods for the product with the FDA, we will remain subject to that agency’s rules and regulations regarding cGMP, which are enforced by the FDA through its facilities inspection program. Compliance with such rules and regulations requires us to spend substantial funds and hire and retain qualified personnel. We face the possibility that we may not be able to meet Esprit’s supply requirements under the agreement in a timely fashion at acceptable quality, quantity and prices or in compliance with applicable regulations. If our facility fails to comply with applicable regulations, we will be forced to utilize a third party contractor to manufacture the product. We may not be able to enter into alternative manufacturing arrangements at commercially acceptable rates, if at all. Moreover, the manufacturers we use may not provide sufficient quantities of product to meet our specifications or our delivery, cost and other requirements.

We must utilize our manufacturing facility for products other than ESTRASORB in order to avoid operating the facility at a loss.

Currently we are manufacturing ESTRASORB at our facility in Philadelphia, Pennsylvania at a loss and it is likely we will continue to manufacture ESTRASORB at a loss until production volumes increase or we enter into additional contract manufacturing agreements with third parties to more fully utilize our manufacturing facility’s capacity. The facility is able to accommodate much greater production capacity than its current schedule, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, we are negotiating revisions to our agreements for packaging costs of ESTRASORB as well as our fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or lease costs for us, it may have a material adverse impact on future financial results.

Our plan to use collaborations to leverage our capabilities and to grow in part through the strategic acquisition of other companies and technologies may not be successful if we are unable to integrate our partners’ capabilities or the acquired companies with our operations or if our partners’ do not meet expectations.

As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant us access to such technologies may expire and may not be renewed. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success. In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resource that may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

Our collaboration agreements may prohibit us from conducting research in areas that may compete with our collaboration products, while our collaborators may not be limited to the same extent. This could negatively affect our ability to develop products and, ultimately, prevent us from achieving a continuing source of revenues.

We anticipate that some of our corporate or academic collaborators will be conducting multiple product development efforts within each disease area that is the subject of its collaboration with us. We generally have agreed not to conduct independently, or with any third party, certain research that is competitive with the research conducted under our collaborations. Therefore, our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Some of our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of their collaborations with us. In addition, competing products, either developed by the collaborators or to which the collaborators have rights, may result in their withdrawing support for our product candidates.

Generally under our academic collaborations, we retain the right to exclusively license any technologies developed using funding we provided. If we elect to not license a particular technology, the academic collaborator is typically free to use the technology for any purpose, including the development and commercialization of products that might compete with our products.

Because we depend on third parties to conduct some of our laboratory testing and human studies, we may encounter delays in or lose some control over our efforts to develop products.

We are dependent on third-party research organizations to conduct some of our laboratory testing and human studies. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we request. We may not be able to secure and maintain suitable research organizations to conduct our laboratory testing and human studies.

REGULATORY RISKS

We may fail to obtain regulatory approval for our products on a timely basis or comply with our continuing regulatory obligations after approval is obtained.

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased trial costs. The speed with which we complete our clinical trials and our applications for marketing approval will depend on several factors, including the following:

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

We have limited experience in conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory marketing approvals. We may not be able to obtain the approvals necessary to conduct clinical trials. We also face the risk that the results of our clinical trials may be inconsistent with the results obtained in preclinical studies or that the results obtained in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the specialty biopharmaceutical and product development industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing.

Furthermore, even if a product gains regulatory approval, such approval is likely to limit the indicated uses for which it may be marketed and the product and the manufacturer of the product will be subject to continuing regulatory review, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. Failure to comply with any post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

We also may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered and we cannot assure you that newly discovered or developed safety issues will not arise following any regulatory approval. With the use of any drug by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself, and only if the specific event occurs with some regularity over a period of time does the drug become suspect as having a casual relationship to the adverse event. Any safety issues could cause us to suspend or cease marketing of our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues and our financial condition.

Because we are subject to environmental, health and safety laws, we may be unable to conduct our business in the most advantageous manner.

We are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, emissions and wastewater discharges, and the use and disposal of hazardous or potentially hazardous substances used in connection with our research, including infectious disease agents. We also cannot accurately predict the extent of regulations that might result from any future legislative or administrative action. Any of these laws or regulations could cause us to incur additional expense or restrict our operations.

We have facilities in Maryland and Pennsylvania that are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various hazardous compounds used in connection with our research and development activities. In the U.S. these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

Although we have general liability insurance, these policies contain exclusions from insurance against claims arising from pollution from chemical or pollution from hazardous. Our collaborators are working with these types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials. However, we believe that we are currently in compliance with all applicable environmental and occupational health and safety regulations.

INTELLECTUAL PROPERTY RISKS

Our success depends on our ability to maintain the proprietary nature of our technology.

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets, including our proprietary drug delivery and biological technologies. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or letting third parties infringe our rights. We currently have over 50 U.S. patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business, financial condition and results of operations.

Our research, development and commercialization activities, including any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents owned by third parties and to which we do not hold licenses or other rights. There may rights we are not aware of, including applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us and that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or biologic drug candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also impact our collaborators, which would also impact the success of the collaboration and therefore us.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology.

We may become involved in lawsuits to protect or enforce our patents or the patents of our collaborators or licensors, which could be expensive and time consuming.

Competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file infringement claims to counter infringement for unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at the risk of not issuing.

Interference proceedings brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

We may need to license intellectual property from third parties and if our right to use the intellectual property we license is affected, our ability to develop and commercialize our product candidates may be harmed.

We expect that we will need to license intellectual property from third parties in the future and that these licenses will be material to our business. We will not own the patents or patent applications that underlie these licenses and we will not control the enforcement of the patents. We will rely upon our licensors to properly prosecute and file those patent applications and prevent infringement of those patents.

While many of the licenses under which we have rights provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. In addition, our rights to use these technologies and practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement, or in certain other circumstances.

Our product candidates and potential product candidates will require several components that may each be the subject of a license agreement. The cumulative license fees and royalties for these components may make the commercialization of these product candidates uneconomical.

If patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize our discoveries.

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

RISKS RELATED TO OUR COMMON STOCK AND ORGANIZATIONAL STRUCTURE

Because our stock price has been and will likely continue to be volatile, the market price of our common stock may be lower or more volatile than you expected.

Our stock price has been highly volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2006 through March 9, 2007, the closing price of our common stock has been as low as $2.77 per share and as high as $8.31 per share. The market price of our common stock may be influenced by many factors, including:

•	future announcements about our Company or our collaborators or competitors, including the results of testing, technological innovations or new commercial products;

•	negative regulatory actions with respect to ESTRASORB or our product candidates or regulatory approvals with respect to our competitors’ products;

•	depletion of our cash reserves and/or the approach of our convertible debt maturity date if additional revenues are not generated or additional capital is not raised;

•	changes in government regulations;

•	developments in our relationships with our collaboration partners;

•	announcements relating to health care reform and reimbursement levels for new drugs;

•	announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);

•	litigation;

•	public concern as to the safety of our products;

•	significant set-backs or concerns with the industry or the market as a whole; and

•	the other factors described in this “Risk Factor” section.

The stock market has experienced extreme price and volume fluctuation that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than expected.

We have never paid dividends on our capital stock, and we do not anticipate paying any such dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We currently anticipate that we will retain all of our earnings for use in the development of our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock would be the only source of gain for stockholders until dividends are paid if at all.

Provisions of our Certificate of Incorporation and By-laws, Delaware law, and our Shareholder Rights Plan could delay or prevent the acquisition of the Company, even if such acquisition would be beneficial to stockholders, and could impede changes in our Board.

Our organizational documents could hamper a third party’s attempt to acquire, or discourage a third party from attempting to acquire control of, the Company. We have also adopted a shareholder rights plan, or “poison pill,” that empowers our Board to delay or negotiate, and thereby possibly thwart, any tender offer or takeover attempt the Board opposes. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions also could limit the price investors are willing to pay in the future for our securities and make it more difficult to change the composition of our Board in any one year. These provisions include the right of the Board to issue preferred stock with rights senior to those of common stock without any further vote or action by stockholders, the existence of a staggered Board with three classes of directors serving staggered three-year terms and advance notice requirements for stockholders to nominate directors and make proposals.

The Company also is afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless advance board or stock holder approval was obtained.

Any delay or prevention of a change of control transaction or changes in our Board of Director or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have current operations in four leased facilities. In January 2007, we commenced a lease for approximately 51,200 square feet in Rockville, Maryland, which is our new corporate headquarters and will include administrative offices, vaccine research and development along with future expansion activities. We lease approximately 13,900 square feet at our other facility in Rockville, Maryland for contract vaccine research, development and manufacturing of early stage clinical supplies. We lease approximately 32,900 square feet for administrative office space and research and development activities at our former corporate headquarters in Malvern, Pennsylvania of which approximately 28,000 square feet is being subleased. Our manufacturing facility for ESTRASORB and other contract manufacturing is located in Philadelphia, Pennsylvania, where we lease approximately 24,000 square feet of manufacturing space. We believe that these facilities are sufficient for our current needs. We have additional space in our current facilities to accommodate our anticipated growth over the next several years.

A summary of our current facilities is set forth below.

	Approximate
Property Location	Square Footage	Purpose

Rockville, MD	51,200	Corporate headquarters and vaccine research and development
Rockville, MD	13,900	Vaccine research and development and early clinical phase manufacturing
Malvern, PA	32,900	Former corporate headquarters and research and development
Philadelphia, PA	24,000	Manufacturing and packaging facility for ESTRASORB

Total square footage	122,000
Malvern, PA sublease	(28,000)

Net square footage	94,000

We had another approximately 2,800 square foot facility in Pacific Grove, California for product research and development activities which was closed in January 2007. The lease expired on January 31, 2007.

Item 3.	LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in December 2003 by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of the Company was issued and the case was dismissed. The plaintiff has filed an appeal with the court. Management believes the lawsuit is without merit and the likelihood of an unfavorable outcome of such appeal is minimal. Accordingly, no liability related to this contingency is accrued in the consolidated financial statements as of December 31, 2006.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ National Market System under the symbol “NVAX”. The following table sets forth the range of high and low closing sale prices for our common stock as reported on The NASDAQ National Market for each quarter in the two most recent years:

Quarter Ended	High	Low

March 31, 2006	$8.31	$3.88
June 30, 2006	$7.62	$4.19
September 30, 2006	$4.99	$2.84
December 31, 2006	$5.30	$3.67
March 31, 2005	$3.35	$1.35
June 30, 2005	$1.64	$1.13
September 30, 2005	$2.56	$0.70
December 31, 2005	$6.01	$1.67

On March 9, 2007, the last sale price reported on the NASDAQ National Market for our common stock was $3.11. Our common stock was held by approximately 12,000 stockholders of record as of February 28, 2007, one of which is Cede & Co., a nominee for Depository Trust Company (or “DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We have not paid any cash dividends on our common stock since our inception. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under our Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12. of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities

During the year ended December 31, 2005, the Company issued unregistered shares of its common stock to two individuals. In August 2005, the Company issued 50,000 shares of restricted common stock to its former Chairman of the Board, Denis M. O’Donnell, M.D., in connection with his separation from the Company as an employee.

Also in August 2005, the Company issued 250,000 shares of restricted common stock to Nelson M. Sims, the Company’s former President, Chief Executive Officer and director, in connection with his separation from the Company. The Company issued the shares pursuant to Section 4(2) of the Securities Act of 1933 and received no cash consideration. In accordance with his separation agreement, Mr. Sims agreed to the cancellation of all then-outstanding options and other rights to purchase shares of the Company. In exchange, Mr. Sims received his salary through the date of resignation and reimbursement of certain expenses. The Company also agreed to pay him severance benefits, part of which included the 250,000 shares of restricted common stock.

In July 2004, the Company issued 952,381 shares of common stock at $5.25 per share, for gross proceeds of $5.0 million to an accredited investor in reliance on Regulation D promulgated under the Securities Act of 1933, as amended. A resale registration statement was filed and declared effective in August 2004.

Also in July 2004, the Company entered into definitive agreements for the private placement of $35 million aggregate principal amount of senior convertible notes to a group of private investors. The notes carry a 4.75% coupon, payable semi-annually, mature on July 19, 2009 and are currently convertible into 4,029,304 shares of Novavax common stock at $5.46 per share.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2006, the Company purchased 19,393 shares of Novavax common stock from various participants’ 401(K) retirement plan at an average price of $4.79 per share.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2006. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in the Annual Report on Form 10-K. These historical results are not necessarily indicative of results that may be expected for future periods.

	For the Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Statements of Operations Data:
Revenues	$15,005	$11,785	$8,260	$7,388	$4,683
Loss from operations	(21,558)	(16,054)	(24,464)	(9,171)	(24,607)
Net loss	(22,697)	(17,273)	(25,920)	(11,174)	(23,068)
Basic and diluted net loss per share	$(0.93)	$(0.58)	$(0.70)	$(0.26)	$(0.39)
Shares used in computing basic and diluted net loss per share	24,433,868	29,852,797	36,926,034	42,758,302	58,664,365

	As of December 31,
	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash and investments	$3,005	$27,633	$17,876	$31,893	$73,595
Total current assets	6,242	32,062	23,937	37,611	77,342
Working capital	378	27,226	15,361	32,735	72,003
Total assets	57,505	84,159	77,993	84,382	121,877
Long term debt, less current portion	41,103	41,100	35,970	29,678	22,458
Accumulated deficit	(87,527)	(104,800)	(130,720)	(141,894)	(164,962)
Total stockholders’ equity	8,073	35,944	33,281	49,652	94,001

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding product sales, royalties, milestone payments and other information related to license agreements and collaboration arrangements, governmental grant applications, future licensing of our products, future product development and related clinical trials, manufacturing capabilities and future research and development, including Food and Drug Administration approval. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements.

Such factors include, among other things, the following: general economic and business conditions; competition; ability to enter into future collaborations; collaborators may delay or terminate their relationship with us; our ability to obtain government funding; unexpected changes in technologies and technological advances; our ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; our ability to maintain commercial-scale manufacturing capabilities; results of clinical studies; progress of research and development activities; business abilities and judgment of personnel; our ability to be able to attract and retain qualified personnel; changes in, or failure to comply with, governmental regulations; changes in intellectual property laws, health care legislation or other federal and state laws to which the Company is subject; or substantial indebtedness; the rate at which we utilize capital; our ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity financing or otherwise; and other factors referenced herein.

All forward-looking statements contained in this annual report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a biopharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology as well as its proprietary Novasomes® adjuvants. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins and therefore, are believed incapable of causing infection and disease. Our proprietary production technology uses insect cells rather than chicken eggs or mammalian cells. The Company’s product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential and against human seasonal influenza as well as other infectious diseases. The Company also has a drug delivery platform based on its micellar nonparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration — approved estrogen replacement product, ESTRASORB®.

During 2005, Novavax transitioned from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company.

•	In October 2005, the Company entered into a License and Supply Agreement for ESTRASORB with Esprit Pharma, Inc. (“Esprit”). Under these agreements, the Company continues to manufacture ESTRASORB and Esprit has an exclusive license to sell ESTRASORB in North America.

•	In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize the Company’s MNP-based testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Esprit was granted exclusive rights to market the product in North America.

The Company has a unique blend of capabilities consisting of formulation technologies, vaccine technologies and drug development infrastructure, including clinical and commercial production facilities. We are leveraging our capabilities to develop differentiated, value-added vaccine products and licensing them at various stages of development to realize their value.

Summary of Significant Transactions

License and Development Agreement and Supply Agreement with Espirit Pharma, Inc.

In October 2005, we entered into License and Supply Agreements for ESTRASORB with Esprit Pharma, Inc. Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and we will continue to manufacture ESTRASORB.

In consideration for the rights granted, Esprit paid us a minimum cash consideration of $12.5 million: $2.0 million which was paid at closing, $8.0 million which was paid in December 2005, and $2.5 million which was paid in October 2006 on the first anniversary date of the License Agreement. We receive royalties on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB. In 2005, we wrote off $2.2 million, the remaining net balance of the intangible asset for ESTRASORB rights at the date of the transaction. As part of this transaction, Esprit also paid us $0.3 million for inventory and sales and promotional materials for which we had a book value of $0.4 million. We incurred $20,000 of fees related to this transaction and recorded a gain of $10.1 million.

In April 2006, we entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize our MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market any products developed and approved in North America. We will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit will be responsible for all development costs and will lead all clinical programs. Under the term of the Supply Agreement, we will be responsible for manufacturing any product.

Sublease Agreement with PuriCore, Inc.

In April 2006, we entered into a sublease agreement with Sterilox Technologies, Inc. (now known as PuriCore, Inc.) to sublease 20,469 square feet of the Company’s Malvern, Pennsylvania corporate headquarters at a premium price per square foot. The new sublease, with a commencement date of July 1, 2006, expires on September 30, 2009. This sublease is consistent with our strategic focus to increase our presence in Rockville, Maryland, where our vaccine operations are currently located. In line with that strategy, in October 2006, we entered into a lease for an additional 51,000 square feet in Rockville, Maryland. Accordingly, in October 2006, the Company entered into an Amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires concurrent with the initial lease on September 30, 2009.

License Agreement Renewal with IGI, Inc.

In December 2005, we received a $1,000,000 payment from IGI, Inc. in accordance with an option in a licensing agreement signed between the Company and IGI in December 1995. This payment gives IGI a ten-year renewal on licensed technologies in specific fields and was recorded as licensing fee income for the year ended December 31, 2005.

Asset Purchase Agreement with Pharmelle, LLC (the “Pharmelle Transaction”)

In September 2005, as part of the Company’s strategic repositioning, we entered into an Asset Purchase Agreement with Pharmelle, LLC for the sale of assets related to the AVC Cream and Suppositories, NovaNatal and NovaStart products, as well as assets relating to certain formerly-marketed products. The assets sold included, but were not limited to, intellectual property, the New Drug Application for AVC products, inventory and sales and promotional materials. In connection with the sale, Pharmelle agreed to assume (i) those liabilities and obligations arising after the closing date of the transaction in connection with the performance by Pharmelle of certain assumed contracts, (ii) those liabilities and obligations arising after the closing date in connection with products sold by Pharmelle after the closing date or the operation of the business relating to such products or the assets after such date (including any product liability claims associated with such products), and (iii) all liability and responsibility for returns of the products made after the closing date, regardless of when such products were produced, manufactured or sold.

In consideration for the sale of these assets, Pharmelle paid us $2.5 million in cash and assumed the liabilities noted above. In addition, we are entitled to royalties on AVC for a five-year period if net sales exceed certain levels. During 2005, we wrote off $1.1 million, the net balance of the intangible assets related to the AVC product acquisition and $0.3 million of inventory, recorded a $0.3 million liability for future obligations and recorded a gain on the transaction of $0.8 million.

In July 2006, we entered into an amendment to the Asset Purchase Agreement with Pharmelle, LLC, to revise the royalty formula. We are now entitled to royalties on AVC products for a five-year period based on a percentage of gross margins if net sales exceed certain levels. We did not record any royalty income under this agreement during 2006.

Pharmelle has sold the asset and assigned the Asset Purchase Agreement to Azur Pharma Inc. in early 2007.

Equity Financing Transactions

In March 2006, we completed an agent-led equity offering of 5,205,480 shares of common stock at $7.30 per share, for gross proceeds of $38.0 million. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds were approximately $36.1 million.

In February 2006, we completed an offering of 4,597,700 shares of common stock at $4.35 per share for gross proceeds of $20.0 million to a group of institutional investors including Kleiner Perkins Caufield & Byers and Prospect Venture Partners. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds were approximately $19.9 million.

In November 2005, we completed an agent-led offering of 4,186,047 shares of common stock at $4.30 per share, for gross proceeds of $18.0 million. The stock was issued pursuant to an existing shelf registration statement with net proceeds of approximately $17.0 million.

In July 2005, we completed an agent-led offering of 4,000,000 shares of common stock at $1.00 per share, for gross proceeds of $4.0 million. The stock was issued pursuant to an existing shelf registration statement with net proceeds of approximately $3.6 million.

Convertible Notes Conversion

In March 2006, certain holders of $7.0 million principal amount of our 4.75% senior convertible notes due July 15, 2009 exercised their optional right to convert their notes plus accrued interest of $68,000 into 1,294,564 shares of Novavax common stock, at the per share conversion price of $5.46. This reduced the aggregated principal of such notes outstanding from $29.0 million to $22.0 million at December 31, 2006.

In October 2005, certain holders of $6.0 million face amount of our 4.75% senior convertible notes due July 15, 2009 exercised their optional right to convert their notes plus accrued interest of $81,000 into 1,070,635 shares of Novavax common stock, at the per share conversion price of $5.68. This reduced the aggregate principal amount of such notes outstanding from $35.0 million to $29.0 million at December 31, 2005.

Restructuring of the Sales Force

From March through August 2005, we implemented measures to reduce costs associated with our commercial operations by downsizing and then eliminating our sales force to correspond with our strategy of transitioning from a commercial business model to one focused on our core competency of new product development. The March 2005 restructuring reduced our sales force from 100 to 47 employees and the August restructuring eliminated the remaining sales force. Included in 2005 sales and marketing expenses is $0.4 million related to these two restructurings.

Cancellation of King Pharmaceuticals Agreements

In January 2001, we entered into a co-promotion agreement with King Pharmaceuticals, Inc. (“King”) for our topical estrogen therapy, ESTRASORB, in the U.S. and Puerto Rico (the “Territory”). We also entered into a license agreement with King for many countries outside the U.S. The co-promotion and license agreements (the “Agreements”) granted King the right to share equally in the revenues and expenses for manufacturing and marketing ESTRASORB in the Territory and exclusive rights to many countries outside the U.S. The Agreements also entitled us to up to $5.0 million in milestone payments from King for achievement of milestones outlined in the Agreements.

In June 2001, we amended the Agreements (the “Amended Agreements”). The Amended Agreements clarified the terms of two milestone payments totaling $5.0 million. The Amended Agreements also granted King exclusive rights to promote, market and distribute ESTRASORB in Canada, Switzerland, Greece, Italy, Spain and the Netherlands, the only countries excluded from the original license agreement. In addition, the Amended Agreements included the co-promotion and license of a topical testosterone therapy for testosterone deficient women that was in development.

In July 2004, we mutually agreed to terminate the Amended Agreements (the “King Transaction”). The King Transaction included the return to us of all worldwide rights for ESTRASORB and the MNP testosterone product candidate, as well as all rights to other women’s health products that we may successfully develop utilizing the MNP technology. The King Transaction also included the redemption of $40.0 million of our convertible notes held by King. Additionally, we hired 50 members of King’s women’s health sales force to provide competitive sales force coverage. As part of this transaction, we paid King a net of $14.0 million in cash and issued King 3,775,610 shares of common stock, which at the time of closing were valued at approximately $18.1 million.

The King Transaction resulted in a gain on the redemption of the convertible notes held by King of $11.2 million for the year ended December 31, 2004. This gain was determined based on the fair value of the convertible notes plus accrued interest as of the transaction date compared to the notes’ total book value. In addition, an intangible asset for ESTRASORB rights of $2.5 million was recorded, which represents the difference between assets and liabilities acquired or written off, the net cash paid in the transaction, the common stock issued and transaction fees and expenses. The recorded intangible was determined to be a fair value for the rights re-acquired based on the sales levels of ESTRASORB, the status of obtaining product approvals outside the U.S. and the deferred further development of the MNP testosterone product candidate. Included in the assets and liabilities written off were deferred financing costs of $0.4 million relating to the convertible notes held by King, and remaining deferred revenue of $2.2 million relating to previous licensing fees for ESTRASORB, mentioned above.

Critical Accounting Policies and Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Such accounting principles require that our management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. The items in our consolidated financial statements that have required us to make significant estimates and judgments are as follows:

Revenue Recognition and Allowances

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulleting No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. The Company establishes allowances for estimated uncollectible amounts, product returns, rebates and charge backs based on historical trends and specifically identified problem accounts. A large part of the Company’s product sales are to Esprit or to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves for changes in trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information.

Under the terms of the Asset Purchase Agreement with Pharmelle, LLC, the Company no longer has responsibility for rebates or returns related to AVCtm Cream and Suppositories, NovaNatal and NovaStart as of the date of the sales of such assets. Under the License and Supply Agreements with Esprit Pharma, Inc., the Company no longer has responsibility for rebates related to ESTRASORB or returns related to ESTRASORB sales made subsequent to entering into the License Agreement on October 19, 2005.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company’s equity-based employee compensation cost under its various stock incentive and option plans was accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Standard of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-based Payment (“SFAS No. 123R”) using the modified-prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of options. The cost is recognized as compensation expense over the vesting period of the options.

Research and Development

Research and development costs are expensed as incurred. Such costs include internal research and development expenditures (such as salaries and benefits, raw materials and supplies) and contracted services (such as sponsored research, consulting and testing services) of proprietary research and development activities and similar expenses associate with collaborative research agreements.

Income Taxes

The Company’s income taxes are accounted for using the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2006 and 2005.

Goodwill and Intangible Assets

Goodwill originally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements and internally discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of the indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company initially tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. The Company thereafter performed the required annual impairment test as of December 31 of each year on the carrying amount of its goodwill.

The Company evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles periodically and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses, and/or a projection of forecast that demonstrates continuing losses associate with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows is less than the assets’ carrying value.

Recent Accounting Pronouncements

Other than the adoption of Statement of Financial Accounting Standards No. 123 (revised), Accounting for Stock-Based Payment (“SFAS No. 123R”), there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included herewith.

SFAS No. 123R

As of January 1, 2006 (“effective date”), we adopted SFAS No. 123R in accounting for stock options issued to our employees, directors and consultants using the modified prospective method. The modified prospective method requires that compensation costs be recognized for all share-based payments granted after the effective date and for all awards granted prior to the effective date that are unvested using the requirements of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for our stock-based compensation using the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”). APB No. 25 generally did not require that options granted to employees be expensed. Since we elected to use the modified prospective method, there are no one-time effects from the adoption of SFAS No. 123R, such as a cumulative effect adjustment.

There were no modifications to outstanding stock options as of December 31, 2005 and 2006. There have been no changes in the quantity or type of instruments used in share-based payment programs. There has been no material modifications to the valuation methodologies or assumptions from those used in estimating the fair value of options under SFAS No. 123 other than the adjustments for expected volatility. Prior to the adoption of SFAS. No. 123R, we utilized the preceding 12 month period historical stock prices in determining the expected volatility. With the adoption of SFAS No. 123R, we use the historical volatilities based on stock prices since the inception of the stock plans in determining the expected volatility. Forfeiture rates are estimated based on historical activities since the inception of the stock plans. There have been no changes in the normal terms of share-based payments agreements. For grants awarded prior to January 1, 2006, we accounted for compensation cost using a graded method. For grants awarded on or after January 1, 2006, we accounted for compensation cost using a straight-line method. As December 31, 2006, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2.4 million (net of estimated forfeitures). This remaining compensation costs is expected to be recognized over a weighted average period of 1.7 years.

The effects of adopting SFAS No. 123R are recorded as compensation costs in the operating costs and expenses as follows:

Twelve Months
Ended
December 31,
2006
(In thousands)

Cost of products sold (which includes idle capacity)	$48
Research and development	547
General and administrative	1,167

Total effect of adopting SFAS No. 123R	$1,776

SFAS No. 157

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what impact, if any, SFAS No. 157 will have on our financial conditions, results or operations or liquidity.

SAB No. 108

In September 2006, the SEC staff issued Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements and requires us to quantify financial statement misstatements and requires us to quantify misstatements based on their impact on each of our consolidated financial statements and related disclosure. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earning as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of this SAB did not have any impact on our consolidated financial statements.

FIN 48

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”) FIN 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. We are currently evaluating what impact, if any, adopting FIN 48 will have on our consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS No. 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company is evaluating the impact this new standard will have on its financial position and results of operations.

Results of Operations for Fiscal Years 2006, 2005 and 2004
(In thousands, except percentage changes and share and per share information)

The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Annual Report on Form 10-K. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in the Company’s SEC filings.

	2006			2005
		Change from 2005			Change from 2004		2004

Revenues:
Total net product sales	$2,501	$(2,048)	(45)%	$4,549	$(1,848)	(29)%	$6,397
Contract research and development	1,886	88	5%	1,798	60	3%	1,738
Royalties, milestone and licensing fees	296	(745)	(72)%	1,041	916	733%	125

	$4,683	$(2,705)	(37)%	$7,388	$(872)	(11)%	$8,260

Revenues for 2006 consisted of product sales of $2.5 million compared to $4.6 million in 2005; contract research and development revenues of $1.9 million in 2006 compared to $1.8 million in 2005; and royalties, milestone and licensing fees of $0.3 million in 2006 compared to $1.0 million in 2005. Total revenues for 2006 were $4.7 million as compared to $7.4 million for 2005, a decrease of $2.7 million or 37%. The primary reason for this decrease in revenues was the divestiture of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products to Pharmelle, LLC in September 2005 and the licensing of exclusive rights to market ESTRASORB in North America to Esprit Pharma, Inc. in October 2005. Under the terms of the License and Supply Agreements with Esprit, the Company agreed to manufacture and supply ESTRASORB. As a result, product sales for 2006 consist primarily of ESTRASORB sales to Esprit under the October 2005 Supply Agreement and commercial Gynodiol sales. Included in ESTRASORB net sales for 2006 was a $(0.2) million adjustment to the ESTRASORB sales return allowance for product sold commercially prior to the licensing of ESTRASORB to Esprit. ESTRASORB sales were lower than expected for 2006 due to weak market demand for this product. During 2006, Esprit established several marketing programs for ESTRASORB that they anticipate will increase market demand.

Contract research and development revenues for 2006 totaled $1.9 million as compared to 2005 contract research and development revenues of $1.8 million. Revenues in the current year were recognized under a National Institutes of Health (“NIH”) grant to develop a second generation HIV/AIDS vaccine, three manufacturing contracts and one additional government contract.

Royalties, milestone and licensing fees for 2006 consisted of $0.3 million from royalties pursuant to the License Agreement with Esprit Pharma for ESTRASORB. This represents a $0.7 million decrease from $1.0 million in royalties, milestones and license fees for 2005 which consisted of a $1.0 million renewal fee received from IGI, Inc. in December 2005 in accordance with an option in a licensing agreement signed between the Company and IGI in December 1995. This payment gives IGI a ten-year renewal on licensed technologies in specific fields.

Revenues for 2005 consisted of product sales of $4.5 million compared to $6.4 million in 2004; contract research revenues of $1.8 million compared to $1.7 million in 2004; and royalties, milestone and licensing fees of $1.0 million in 2005 compared to $0.1 million in 2004. Total revenues for 2005 were $7.4 million compared to $8.3 million for 2004, a decrease of $0.9 million or 11%. Of the total decrease in revenues, product sales accounted for $1.8 million partially offset by a $0.9 million increase in royalties, milestone and licensing fees. The reason for the net decrease in net product sales is primarily due to the following:

•	In September 2005, we entered into the Pharmelle Transaction for the sale of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products. As a result, the 2005 vitamin and AVC product sales only reflect a partial year of revenues for these product lines.

•	During 2005, the vitamin lines continued to be negatively impacted by generic products and new product competition.

•	Sales of Gynodiol in 2005 were lower than the prior year primarily due to an out-of-stock situation for certain prescription strengths.

•	In October 2005, we entered into the Esprit Transaction. Under these agreements, Esprit obtained exclusive rights to market ESTRASORB in North America and the Company agreed to manufacture and sell ESTRASORB to Esprit for a lower price than what we previously sold ESTRASORB to our distributors. 2005 ESTRASORB net product sales include sales to our distributors through the date of this agreement and to Esprit after this date.

Contract research revenues in 2005 totaled $1.8 million compared to 2004 contract research revenues of $1.7 million. Royalties, milestone and licensing fees increased by $0.9 million from $0.1 million in 2004 to $1.0 million in 2005 primarily due to a $1.0 million license renewal fee received from IGI, Inc. for a ten year renewal on licensed technologies in specific fields.

Operating Costs and Expenses:

	2006			2005
		Change from			Change from
		2005			2004		2004

Operating costs and expenses:
Cost of products sold	$4,924	$(867)	(15)%	$5,791	$2,301	66%	$3,490
Excess inventory costs over market	1,549	30	2%	1,519	1,519	100%	—
Research and development	11,529	6,454	127%	5,075	(2,294)	(31)%	7,369
Selling and marketing	101	(6,819)	(99)%	6,920	(16,668)	(71)%	23,588
General and administrative	11,187	3,073	38%	8,114	(602)	(7)%	8,716
Facility exit costs	—	(105)	(100)%	105	(618)	(85)%	723
Gain on sales of product assets	—	10,965	100%	(10,965)	(10,965)	(100)%	—
Gain on redemption of debt	—	—	—	—	11,162	100%	(11,162)

	$29,290	$12,731	77%	$16,559	$(16,165)	(50)%	$32,724

Cost of Products Sold and Idle Capacity

Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $4.9 million in 2006 compared to $5.8 million in 2005. Of the $4.9 million cost of products sold for 2006, $2.5 million was due to idle capacity costs at our manufacturing facility compared to $3.2 million in 2005. The remaining $2.4 million primarily represents the cost of ESTRASORB sales to Esprit under our October 2005 Supply Agreement, Gynodiol cost of products sold and costs related to manufacturing contracts. Of the $5.8 million cost of products sold for 2005, $3.2 million was due to idle capacity at our manufacturing facility. Idle capacity costs for 2005 were $0.7 million higher than in 2006 due partially to the accounting of excess inventory costs over market in 2006, which is discussed in more detail below. Other factors contributing to the decrease in cost of products sold was lower production volumes, the divestiture of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products to Pharmelle, LLC in September 2005, and lower Gynodiol sales in 2006 when compared to the prior year.

Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, increased to $5.8 million in 2005, compared to $3.5 million in 2004, a 66% increase. Of the $5.8 million cost of products sold for 2005, $3.2 million was due to idle plant capacity costs at our manufacturing facility compared to $0.7 million in 2004. The remaining $2.6 million increase was primarily due to ESTRASORB, which accounted for 45% of net product sales in 2005, as opposed to 28% of net product sales in 2004, and carries a much higher cost of product sold than our other products. ESTRASORB cost of product sold percentages have been and will continue to be high until we increase production volumes for both ESTRASORB and other manufactured products to offset the fixed costs and depreciation related to the manufacturing facility, on-going facility costs and costs associated with the personnel required to manufacture products at this facility. With the sale of vitamin and AVC lines, future cost of products sold will correspond to our ESTRASORB sales to Esprit, Gynodiol sales to distributors and manufacturing costs related to other products produced at our manufacturing facility. Until this facility reaches maximum capacity fixed idle capacity costs will continue to be included in cost of products sold.

Excess Inventory Costs over Market

As part of the October 2005 License and Supply Agreement for ESTRASORB, we agreed to manufacture and sell ESTRASORB to Esprit Pharma, Inc. at a price that was lower than our current production costs for the inventory manufactured and sold. These excess costs over the fixed price are being paid under the Supply Agreement with Esprit totaled $1.5 million for the year ended December 31, 2006 and $1.5 million for the fourth quarter of fiscal year 2005. It is most likely we will continue to manufacture ESTRASORB at a loss until production volumes increase or we enter into additional contract manufacturing agreements with third parties to more fully utilize our manufacturing facility’s capacity. The current facility is able to accommodate much greater production than is currently scheduled, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, we are negotiating revisions to our agreements for packaging costs of ESTRASORB as well as our fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or facility lease costs for us, it may have a material adverse impact on future operating and financial results.

Research and Development Expenses

Research and development costs increased from $5.1 million in 2005 to $11.5 million in 2006, an increase of$6.5 million or 127%. This increase was due primarily to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. Research and development expenses were significantly higher in 2006 due to increases in personnel, facility and outside testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs necessary to move the Company’s influenza vaccine candidates into clinical testing. Also contributing to this increase was the recognition of $0.5 million of non-cash compensation costs resulting from the implementation of SFAS No. 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25.

Research and development costs decreased from $7.4 million in 2004 to $5.1 million in 2005. The decrease of $2.3 million or 31% was due to manufacturing start-up costs in 2004 being accounted for as research and development expense until April 2004. Manufacturing costs in the first quarter of 2004 totaling $1.7 million were incurred to prepare and validate the ESTRASORB facility for current Good Manufacturing Practices and FDA compliance and not to build inventory. Beginning in April 2004, manufacturing costs were included in cost of sales and inventory. Vaccine contract research costs, which are included in total research and development expenses, decreased from $3.2 million in 2004 to $2.6 million in 2005. This decrease was due to higher costs reimbursed or paid under a government contract in 2004, as well as a reduction in facility costs for 2005.

Estimated Cost and Time to Complete Major Projects

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2006, our proprietary product and vaccine candidates were in early stages of development. Due to the inherent nature of product development, future market demand for products and factors outside of our control, such as clinical results and regulatory approvals, we are unable to estimate the completion dates and the estimated total costs for those product candidates. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical trial protocol, including, but not limited to, the following:

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

Selling and Marketing Expenses

Selling and marketing expenses were $101,000 in 2006 compared to $6.9 million in 2005. This decrease of $6.8 million, or 99%, was due to our strategy of transitioning from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary VLP technology. With the sale of our vitamin and AVC lines to Pharmelle, LLC in September 2005 and the licensing of ESTRASORB in North America to Esprit in October 2005, our ongoing selling and marketing expenses consist primarily of costs related to sales of Gynodiol. These ongoing costs should be minimal.

Selling and marketing expenses were $6.9 million in 2005 compared to $23.6 million in 2004. This significant decrease of $16.7 million, or 71%, was due to the reduction of the Company’s sales force in March 2005 and the elimination of its remaining sales force in August 2005. This corresponded with our strategy of transitioning from a commercial business model to that of one focused on our core competency of new product development. With the sale of our vitamin and AVC lines to Pharmelle and the licensing of ESTRASORB in North America to Esprit, the only remaining product that we are selling directly to our distributors is Gynodiol.

General and Administrative

General and administrative costs were $11.2 million in 2006 compared to $8.1 million in 2005. This $3.1 million increase was partially due to $1.2 million of non-cash compensation costs resulting from the implementation of SFAS No. 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25. Other factors contributing to this increase were higher personnel, legal and consulting costs related to the Company’s VLP-based vaccine development programs. The Company took steps to strengthen its intellectual property portfolio and initiate business development and commercial assessment activities related to its new vaccine development strategy.

Also included in 2006 is a $167,000 reserve against a note receivable and its corresponding accrued interest due from a former director of the Company. This reserve represents the difference between the book value of the receivables less the market value of the pledged shares of common stock of the Company as of December 31, 2006. The Company also made a loan to another director which is due to mature on March 21, 2007.

Included in 2005 general and administrative expense was a $400,000 offset for Opportunity Grant funds received from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred with the move of our corporate headquarters and product development activities from Maryland to Pennsylvania. As a result of the Company’s recent decision to relocate its corporate headquarters and vaccine development activities back to Maryland, the Commonwealth of Pennsylvania has demanded repayment of the $400,000 Opportunity Grant received in 2005. The Company has recorded a liability in 2006 reflecting its obligation to repay this amount.

General and administrative costs were $8.1 million in 2005 compared to $8.7 million in 2004. This $0.6 million decrease, or 7%, is primarily due to receiving $0.4 million from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred with the move to our corporate headquarters and product development activities to Malvern, Pennsylvania as well as cost saving measures implemented in 2004 and 2005. This decrease was partially offset by increases in legal fees and business development costs, related to strategic initiatives.

Other Operating Costs and Expenses

In 2005, we recorded gains on sales of product assets totaling $11.0 million, which consisted of a $10.1 million gain from the licensing of exclusive rights to market ESTRASORB in North America to Esprit Pharma, Inc. in October 2005 and a $0.9 million gain from the divestiture of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products to Pharmelle, LLC in September 2005.

In 2004, we recorded a one-time gain on the redemption of convertible notes held by King Pharmaceuticals, Inc. of $11.2 million related to the King Transaction (see “Summary of Significant Transactions”).

A charge for facility exit costs of $0.7 million was recorded in 2004. As previously described, in September 2004 we moved to Malvern, Pennsylvania to consolidate and expand our corporate headquarters and product development activities. We vacated our facility in Columbia, Maryland and recorded a liability of $0.2 million for lease termination costs and wrote-off the net value of the Columbia leasehold assets of $0.5 million. A further adjustment was made in 2005 of $0.1 million for additional contract termination costs.

Interest Income/(Expense):

	2006			2005
		Change from 2005			Change from 2004		2004

Interest income (expense)
Interest income	$3,267	$2,937	890%	$330	$12	4%	$318
Interest expense	(1,727)	(606)	(26)%	(2,333)	489	27%	(1,844)

	$1,540	$3,543	177%	$(2,003)	$477	31%	$(1,526)

Interest income was $3.3 million in 2006 and $0.3 million in 2005 and 2004. This increase in interest income was due primarily to significantly higher investment balances resulting from the net proceeds from three equity financing transactions during the fourth quarter of 2005 and the first quarter of 2006 which totaled $73.0 million as well as higher interest rates. Interest expense was $1.7 million in 2006, $2.3 million in 2005 and $1.8 million in 2004. Interest expense relates primarily to the convertible notes with King Pharmaceuticals, Inc. of $40.0 million in 2003 through July 2004, at which time these notes were redeemed and the Company issued new 4.75% senior convertible notes totaling $35.0 million to a group of institutional investors. In October 2005, certain holders of $6.0 million face amount of the convertible notes exercised their optional right to convert their notes plus accrued interest into 1,070,635 shares of Novavax common stock. This reduced the aggregate principal amount of the convertible notes outstanding to $29.0 million as of December 31, 2005. In March 2006, certain holders of $7.0 million face amount of the convertible notes exercised their optional right to convert their notes plus accrued interest into 1,294,564 shares of Novavax common stock. This further reduced the aggregate principal amount of the convertible notes outstanding to $22.0 million as of December 31, 2006. Included in interest expense for 2005 and 2006 is a $0.3 million and a $0.3 million write-off of deferred financing costs that corresponds to the conversion of $6.0 million in convertible debt in 2005 and $7.0 million in convertible debt in 2006. Also included in interest expense for 2006, 2005 and 2004 is $0.3 million, $0.4 million and $0.2 million, respectively, of amortization of deferred financing costs that corresponds to the issuance of the 4.75% senior convertible notes in 2004.

Net Losses:

	2006			2005
		Change from			Change from
		2005			2004		2004

Net loss	$(23,068)	$(11,894)	(106)%	$(11,174)	$14,746	57%	$(25,920)

Net loss per share	$(0.39)	$(0.13)	(50)%	$(0.26)	$0.44	63%	$(0.70)

Weighted shares outstanding	58,664,365			42,758,302			36,926,034

Net loss for 2006 was $23.1 million or $(0.39) per share, as compared to $11.2 million or $(0.26) per share for 2005, an increase of $11.9 million. The increased loss was primarily due to the gain on sales of product assets totaling $11.0 million recorded in 2005. Also contributing to this higher loss in 2006 was a $2.7 million decrease in revenues, a $1.9 million increase in operating costs and expenses in support of the Company’s new vaccine development strategy and $0.1 million in facility exit costs offset by a $2.9 million increase in interest income and a $0.6 million decrease in interest expense, all previously discussed.

Net loss for 2005 was $11.2 million or $(0.26) per share, as compared to $25.9 million or $(0.70) per share for 2004, a decrease of $14.7 million, or $0.44 per share. The decreased loss in 2005 was due to the gain on sales of product assets of $11.0 million, a decrease of $15.7 million in operating expenses and $0.6 million in facility exit costs, partially offset by the $0.9 million decrease in 2005 revenues, the gain on redemption of convertible debt held by King Pharmaceuticals, Inc. of $11.2 million and an increase of $0.5 million in interest expense, all previously discussed.

Weighted shares outstanding increased from 36.9 million shares in 2004 to 58.7 million shares in 2006 due primarily to the equity financing transactions in the second half of 2005 and the first quarter of 2006 coupled with the conversion of $13.0 million of senior convertible notes into shares of Novavax common stock during this same period. In addition, exercises of stock options and issuance of restricted stock as compensation also contributed to this increase in weighted shares outstanding.

Liquidity and Capital Resources

Our future capital requirements depend on numerous factors including but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and manufacturing costs related to ESTRASORB. We plan to continue to have multiple vaccines and products in various stages of development and we believe our research and development as well as general administrative expenses and capital requirements will continue to exceed our revenues. Future activities, particularly vaccine and product development, are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners and government agencies.

Year Ended
December 31, 2006
(In thousands)

Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(14,810)
Investing activities	(66,815)
Financing activities	56,893

Net decrease in cash and cash equivalents	(24,732)
Cash and cash equivalents at beginning of year	31,893

Cash and cash equivalents at end of year	$$7,161

In addition to revenues of $20.3 million during the three-year period ended December 31, 2006, we have funded our operations primarily from the following activities:

Net Proceeds (in Millions)	2004	2005	2006	Total

Sales of common stock in public offerings, net	$—	$20.7	$56.0	$76.7
Sales of common stock in a private placement	4.7	—	—	4.7
Sales of product assets	—	12.7	—	12.7
License payments received	—	1.0	2.5	2.5
Issuance of convertible notes	32.9	—	—	32.9
Uses associated with the King Transaction	(15.0)	—	—	(15.0)
Exercise of stock options and warrants	0.4	0.4	1.7	2.5

	$23.0	$34.8	$60.2	$117.0

As of December 31, 2006, we held $73.6 million in cash and investments as compared to $31.9 million at December 31, 2005. Of the $41.7 million increase in cash and investments during 2006, $56.7 million was obtained from financing activities, primarily reflecting proceeds of $56.0 million from the issuance of common stock and $1.7 million from purchases under the Company’s stock incentive programs offset by debt repayments of $0.7 million; $14.8 million was used for operating activities, consisting of a net loss of $23.1 million, as previously discussed, offset by non-cash activities of $5.6 million and $2.7 million generated by the change in operating assets and liabilities; and $1.5 million was used for investing activities (exclusive of short-term investment purchases, sales and maturities) consisting of general capital expenditures.

As of December 31, 2006, our working capital was $72.0 million compared to $32.7 million as of December 31, 2005. This $39.3 million increase primarily reflects the $56.0 million net proceeds from two equity financing transactions that occurred during the first quarter of 2006, $1.7 million from the exercise of stock options offset by $17.7 million in operating and capital investment activities and $0.7 million in principal payments on our outstanding debt obligations.

We intend to use the proceeds from our recent equity financing transactions for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our vaccine and other product candidates, the development of new technologies, capital improvements and general working capital. In the first quarter of 2007, we entered into sponsored research and licensing arrangements with two academic institutions to conduct early stage research in the vaccine area. These and similar arrangements that we may enter into may aggregate to a material amount of research and development spending that will accelerate the use of such proceeds. We will continue to fund our operations through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company.

As of December 31, 2006, the Company had $22 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $5.46 per share; and mature on July 19, 2009. The Note holders have the right to redeem all or a portion of the Notes if the weighted average price of the Company’s common stock is less than the then applicable conversion price (currently $5.46 per share) of the Company’s common stock on each of 30 trading days out of the 40 consecutive trading days immediately prior to either the third anniversary (July 19, 2007) or the fourth anniversary (July 19, 2008) of the issue date of the Notes. If the Note holders exercise their optional redemption right, the Company may elect to pay up to 50 per cent of the outstanding Notes being redeemed in shares of Common Stock. The redemption of the Company’s senior convertible notes would have an adverse effect on the Company’s current cash position and its ability to fund its operations. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, any potential redemption of Notes, licensing arrangements or partnership agreements, we believe we will have adequate capital resources into the second half of 2008.

If we are unable to obtain additional capital, we will continue to assess our capital resources and we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.

Contractual Obligations and Commitments

We utilize different financing instruments, such as debt and operating leases, to finance various equipment and facility needs. The following table summarizes our current financing obligations and commitments (in thousands) as of December 31, 2006:

		Less than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Commitments & Obligations
Convertible notes	$22,000	$—	$22,000	$—	$—
Operating leases	9,419	1,660	5,062	2,588	109
Notes payable	1,189	731	458	—	—
Manufacturing facility lease	2,460	1,140	1,320	—	—

Total principal payments	35,068	3,531	28,840	2,588	109
Less: Subleases	(1,315)	(479)	(836)	—	—

Net principal payments	33,753	3,052	28,004	2,588	109
Interest	2,696	1,072	1,624	—	—

Total commitments & obligations	$36,449	$4,124	$29,628	$2,588	$109

Off-Balance Sheet Arrangements

The Company is not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2006, we had cash and cash equivalents and short-term investments of $73.6 million as follows:

Cash and cash equivalents	$7.2 million
Short-term investments	$66.4 million

Our exposure to market risk is confined to our investment portfolio. We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are classified as held until maturity securities and are, due to their predominantly short-term nature, subject to minimal interest rate risk. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We are headquartered in the U.S. where we conduct the vast majority of our business activities. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

At December 31, 2006, the Company had a total debt of $23.2 million, most of which bears interest at fixed interest rates. The Company therefore does not believe that it is exposed to any material interest rate risk as a result of its borrowing activities.

Information required under this section is also contained in Part I, Item IA of this report and in Item 8 of this report, and is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 to F-33.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 17, 2006, Novavax, Inc. dismissed Ernst & Young LLP as its independent registered public accounting firm. The report of Ernst & Young LLP on the consolidated financial statements for the fiscal year ended December 31, 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Ernst & Young LLP on the consolidated financial statements for the fiscal year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the opinion contained a “going concern” explanatory paragraph. The Company’s Audit Committee participated in and approved the decision to change independent registered public accounting firms.

In connection with its audits for the two most recent fiscal years and through April 17, 2006, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years. During the two fiscal years ended December 31, 2005 and 2004 and through April 17, 2006, there were no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)). The Registrant requested that Ernst & Young LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated April 20, 2006 is filed as Exhibit 16 to the Form 8-K filed on April 21, 2006.

On April 20, 2006, the Company engaged Grant Thornton LLP to act as the Company’s independent registered public accounting firm. Grant Thornton LLP replaced Ernst & Young LLP. Prior to the engagement of Grant Thornton, neither the Company nor anyone on behalf of the Company consulted with Grant Thornton during the Company’s two most recent fiscal years and through April 20, 2006, in any manner regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (B) the subject of either a disagreement or a reportable event, as defined in Item 304 (a)(1)(iv), respectively, of Regulation S-K.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that review and evaluation, which included the participation of management and certain other employees of the

Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control over Financial Reporting

The Company’s management, including our principal executive officer and principal financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2006, and has concluded that there was no change that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is set forth below. The remainder is contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on June 20, 2007 (the “2007 Proxy Statement”) and is incorporated herein by this reference. We expect to file the 2007 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2006.

Executive Officers of the Registrant

Our executive officers hold office until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws.

The following table provides certain information with respect to our executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

Rahul Singhvi	42	President and Chief Executive Officer and Director of Novavax since August 2005. Senior Vice President and Chief Operating Officer of Novavax from April 2005 to August 2005 and Vice President — Pharmaceutical Development and Manufacturing Operations from April 2004 to April 2005. For 10 years prior to joining the Company, served in several positions with Merck & Co., culminating as Director of the Merck Manufacturing Division from 1999 to 2004.
Jeffrey W. Church	50	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of Novavax since September 2006. For 8 years prior to joining the Company, served as Chief Financial Officer, Treasurer and Secretary with GenVec, Inc.
Raymond J. Hage, Jr.	39	Senior Vice President, Commercial Operations since October 2006. Senior Vice President and Chief Operating Officer from August 2005 to October 2006 and Vice President of Marketing and Corporate Development of Novavax from January 2004 to August 2005. Prior to joining the Company, served in several positions including an independent marketing consultant with CHS, Inc. in 2003, Director of Marketing with Cephalon, Inc. from 2002 to 2003 and for 10 years held various marketing and sales roles at Eli Lilly culminating as Director of US Women’s Health from 2001 to 2002.

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

We incorporate herein by reference the information concerning executive compensation to be contained in the 2007 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2007 Proxy Statement.

The following table provides the Company’s equity compensation plan information as of December 31, 2006. Under these plans, the Company’s common stock may be issued upon the exercise of options. See also the information regarding stock options of the Company in Note 9, “Stock Options” to the Consolidated Financial Statements included herewith.

Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
	Warrants and Rights	Warrants and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,711,919	$3.83	1,002,450
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes the Company’s 2005 Stock Incentive Plan, 1995 Stock Option Plan and 1995 Director Stock Option Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information concerning certain related party transactions set forth in Note 13 to our Consolidated Financial Statements included herewith. We incorporate herein by reference the information concerning certain other relationships and related transactions and director independence to be contained in the 2007 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2007 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of the Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(3) Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

Confidential treatment has been requested for portions of exhibits marked with a double asterisk (**).

All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1		Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 21, 1997 (the “1996 Form 10-K”)), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 29, 2001 (the “2000 Form 10-K”)), as further amended by the Certificate of Amendment dated July 8, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004 (the “2004 2Q Form 10-Q”))
3.2		Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, filed August 13, 2001 (the “2001 Q2 Form 10-Q”))
4.1		Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”))
4.2		Rights Agreement, dated as of August 8, 2002, by and between the Company and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 9, 2002)
4.3		Registration Rights Agreement, dated as of July 16, 2004, by and between the Company and the Buyers identified therein. (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3, File No. 333-118210, filed August 13, 2004)
10	.1††	Novavax, Inc. 1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 31, 2003 in connection with the Annual Meeting held on May 7, 2003)
10	.2††	Novavax, Inc. 1995 Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10)
10	.3††	Novavax, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 29, 2005 in connection with the Annual Meeting held on May 4, 2005)
10	.4††	Employment Agreement, dated as of November 9, 2005, by and between the Company and Rahul Singhvi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 15, 2005)
10	.5††	Employment Agreement, dated as of November 9, 2005, by and between the Company and Raymond J. Hage, Jr. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 15, 2005)
10	.6††	Employment Agreement, dated as of August 11, 2006, by and between the Company and Jeffrey W. Church (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2006)
10	.7††	Change in Control Severance Benefit Plan, as adopted August 10, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed August 16, 2005)
10	.8††	Amended and Restated Change in Control Severance Benefit Plan, as adopted July 26, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)

10	.9††	Form of Indemnity Agreement, as authorized August 10, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed August 16, 2005)
10.10		Secured Promissory Note, dated March 21, 2002, by and between the Company and Mitchell J. Kelly (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 0-26770, filed March 28, 2003 (the “2002 Form 10-K”))
10.11		Pledge Agreement, dated March 21, 2002, by and between the Company and Mitchell J. Kelly (Incorporated by reference to Exhibit 10.10 to the 2002 Form 10-K)
10.12		Secured Promissory Note, dated March 21, 2002, by and between the Company and Denis M. O’Donnell, M.D. (Incorporated by reference to Exhibit 10.11 to the 2002 Form 10-K)
10.13		Pledge Agreement, dated March 21, 2002, by and between the Company and Denis M. O’Donnell, M.D. (Incorporated by reference to Exhibit 10.12 to the 2002 Form 10-K)
10.14		Facilities Reservation Agreement, dated as of February 11, 2002, by and between the Company and Packaging Coordinators, Inc. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)
10.15		Lease Agreement, dated as of July 15, 2004, between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.1 to the 2004 2Q Form 10-Q)
10.16		Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006)
10.17		Amendment dated as of October 25, 2006 to the Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10.18		Lease, commencing April 1, 2005, by and between United Health Care Services, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005)
10.19		Sublease Agreement by and between Human Genome Sciences, Inc., and the Company dated October 6, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2006)
10.20		License Agreement between IGEN, Inc. and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed April 1, 1996)
10.21		Note, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.35 to the 2002 Form 10-K)
10.22		Security Agreement, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.36 to the 2002 Form 10-K)
10.23		Note, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.37 to the 2002 Form 10-K)
10.24		Security Agreement, dated December 20, 2002, by and between the Company and PIDC Local Development Corporation (Incorporated by reference to Exhibit 10.38 to the 2002 Form 10-K)
10.25		HIV Vaccine Design and Development Agreement, effective September 26, 2003, by and between the Company and the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, an agency of the Department of Health and Human Services (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2004, filed March 15, 2005)
10.26		Form of Senior Convertible Note (Incorporated by reference to Exhibits 99.4 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.27		Exchange Agreement, dated July 16, 2004, between the Company, King Pharmaceuticals, Inc. and Parkedale Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.28		Termination Agreement, dated as of July 16, 2004 among King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and the Company (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed July 19, 2004)

10.29		Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2005)
10.30		Amendment dated and entered into as of July 5, 2006, to Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2006, filed November 14, 2006)
10	.31**	License Agreement by and between the Company and Esprit Pharma, Inc., dated October 18, 2005. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 6, 2006)
10	.32**	Supply Agreement by and between the Company and Esprit Pharma, Inc., dated October 18, 2005. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 6, 2006)
10	.33**	License and Development Agreement, dated April 26, 2006, by and between the Company and Esprit Pharma, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006)
10	.34**	Exclusive License Agreement, dated February 26, 2007, between the Company and the University of Massachusetts *
14		Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 15, 2004)
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Rahul Singhvi, President and Chief Executive Officer of the Company*
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Jeffrey W. Church, Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of the Company*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Rahul Singhvi
President and Chief Executive Officer and Director

Date: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ RAHUL SINGHVI Rahul Singhvi	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007

/s/ JEFFREY W. CHURCH Jeffrey W. Church	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)	March 12, 2007

/s/ JOHN LAMBERT John Lambert	Chairman of the Board of Directors	March 12, 2007

/s/ GARY C. EVANS Gary C. Evans	Lead Director	March 12, 2007

/s/ JOHN O. MARSH, JR. John O. Marsh, Jr.	Director	March 12, 2007

/s/ MICHAEL A. McMANUS Michael A. McManus	Director	March 12, 2007

/s/ THOMAS P. MONATH Thomas P. Monath	Director	March 12, 2007

/s/ DENIS M. O’DONNELL, M.D. Denis M. O’Donnell, M.D.	Director	March 12, 2007

/s/ JAMES B. TANANBAUM James B. Tananbaum	Director	March 12, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Novavax, Inc.

We have audited the accompanying consolidated balance sheet of Novavax, Inc. (a Delaware corporation) and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novavax, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in footnote 2 to the financial statements, Novavax, Inc. adopted Statement of Financial Accounting Standard No. 123(R) as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Novavax Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Philadelphia, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Novavax, Inc.

We have audited management’s assessment, included in the accompanying Form 10-K, that Novavax, Inc. (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novavax’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Novavax, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Novavax, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Novavax, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Philadelphia, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Novavax, Inc.

We have audited the accompanying consolidated balance sheet of Novavax, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Novavax, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

March 3, 2006
Philadelphia, Pennsylvania

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$7,161	$31,893
Short-term investments	66,434	—
Accounts and other receivables, net of allowance for doubtful accounts of $117 and $429 at December 31, 2006 and 2005	1,274	3,571
Inventory	600	800
Prepaid expenses and other current assets	1,873	1,347

Total current assets	77,342	37,611
Property and equipment, net	9,861	11,589
Goodwill	33,141	33,141
Intangible assets, net	978	1,110
Other non-current assets	555	931

Total assets	$121,877	$84,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,530	$1,426
Accrued expenses and other current liabilities	3,078	2,597
Current portion of notes payable	731	715
Facility exit costs	—	138

Total current liabilities	5,339	4,876
Convertible notes	22,000	29,000
Non-current portion of notes payable	458	678
Deferred rent	79	176

Total liabilities	27,876	34,730

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 62,139,851 shares issued and 61,791,089 shares outstanding at December 31, 2006, and 50,259,494 shares issued and 50,005,646 shares outstanding at December 31, 2005	622	503
Additional paid-in capital	261,822	195,361
Unearned compensation	—	(425)
Notes receivable from directors	(1,031)	(1,480)
Accumulated deficit	(164,962)	(141,894)
Treasury stock, 348,762 shares at December 31, 2006 and 253,848 shares at December 31, 2005, cost basis	(2,450)	(2,413)

Total stockholders’ equity	94,001	49,652

Total liabilities and stockholders’ equity	$121,877	$84,382

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share information)

Revenues:
Net product sales	$2,501	$4,549	$6,397
Contract research and development	1,886	1,798	1,738
Royalties, milestone and licensing fees	296	1,041	125

Total revenues	4,683	7,388	8,260

Operating costs and expenses:
Cost of products sold	4,924	5,791	3,490
Excess inventory costs over market	1,549	1,519	—
Research and development	11,529	5,075	7,369
Selling and marketing	101	6,920	23,588
General and administrative	11,187	8,114	8,716
Facility exit costs	—	105	723
Gain on sales of product assets	—	(10,965)	—
Gain on redemption of debt	—	—	(11,162)

Total operating costs and expenses	29,290	16,559	32,724

Loss from operations	(24,607)	(9,171)	(24,464)
Interest income (expense), net	1,539	(2,003)	(1,526)
Other income	—	—	70

Net loss	$(23,068)	$(11,174)	$(25,920)

Basic and diluted loss per share	$(0.39)	$(0.26)	$(0.70)

Weighted average number of common shares used in computing basic and diluted net loss per share	58,664,365	42,758,302	36,926,034

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

			Additional		Notes			Total
	Common Stock		Paid-in	Unearned	Receivable	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	From Directors	Deficit	Stock	Equity
	(In thousands, except share information)

Balance, December 31, 2003	34,972,183	$349	$144,288	—	$(1,480)	$(104,800)	$(2,413)	$35,944
Exercise of stock options	107,550	1	368	—	—	—	—	369
Stock options issued as compensation	—	—	53	—	—	—	—	53
Shares issued for King Transaction	3,775,610	38	18,085	—	—	—	—	18,123
Sale of common stock	952,381	10	4,990	—	—	—	—	5,000
Financing costs allocated to raising additional capital	—	—	(288)	—	—	—	—	(288)
Net loss	—	—	—	—	—	(25,920)	—	(25,920)

Balance, December 31, 2004	39,807,724	$398	$167,496	$—	$(1,480)	$(130,720)	$(2,413)	$33,281
Exercise of stock options	342,654	3	392	—	—	—	—	395
Issuance of common stock for prior services	300,000	3	252	—	—	—	—	255
Restricted stock issued as compensation	552,434	6	570	(425)	—	—	—	151
Conversion of convertible debt	1,070,635	11	6,070	—	—	—	—	6,081
Sales of common stock	8,186,047	82	21,918	—	—	—	—	22,000
Financing costs allocated to raising additional capital	—	—	(1,337)	—	—	—	—	(1,337)
Net loss	—	—	—	—	—	(11,174)	—	(11,174)

Balance, December 31, 2005	50,259,494	$503	$195,361	$(425)	$(1,480)	$(141,894)	$(2,413)	$49,652
Unearned compensation against additional paid in capital in accordance with SFAS No. 123R			(425)	425				—
Non-cash compensation costs for stock options			1,776					1,776
Exercise of stock options	497,613	5	1,713					1,718
Conversion of convertible debt	1,294,564	13	7,055					7,068
Restricted stock issued as compensation	285,000	3	(3)					—
Amortization of restricted stock for compensation			491					491
Treasury stock issued in lieu of payment of services rendered			(32)				57	25
Sales of common stock	9,803,180	98	57,902					58,000
Financing costs allocated to raising additional capital			(2,016)					(2,016)
Reclassification due to change in status of a director					449			449
Repurchase of common stock							(94)	(94)
Net loss						(23,068)		(23,068)

Balance, December 31, 2006	62,139,851	$622	$261,822	$—	$(1,031)	$(164,962)	$(2,450)	$94,001

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities
Net loss	$(23,068)	$(11,174)	$(25,920)
Reconciliation of net loss to net cash used in operating activities:
Amortization	132	681	776
Depreciation	2,921	2,794	2,277
Provision for bad debts	111	4	413
Reserve for note receivable and accrued interest	167	—	—
Amortization of net discounts on short-term investments	(1,135)	—	—
Amortization of deferred financing costs	797	662	166
Retirement of capital assets	382	65	58
Deferred rent	(97)	10	12
Non-cash expense for services	25	—	—
Non-cash stock compensation	2,267	406	53
Facility exit costs	—	105	723
Gain on redemption of debt	—	—	(11,162)
Gain on sales of product assets	—	(10,965)
Net proceeds from sales of product assets	—	12,733	—
Changes in operating assets and liabilities:
Accounts and other receivables	2,186	(248)	720
Inventory	200	2,102	(2,609)
Prepaid expenses and other current assets	281	852	(1,128)
Accounts payable and accrued expenses	594	(3,866)	5,311
Facility exit costs	(138)	(168)	(51)
Other assets	(435)	198	262

Net cash used by operating activities	(14,810)	(5,809)	(30,099)

Investing Activities
Capital expenditures	(1,516)	(230)	(1,608)
Proceeds from disposal of property and equipment	—	68	—
Purchases of short-term investments	(121,546)	—	—
Proceeds from maturities of short-term investments	56,247	—	—

Net cash used in investing activities	(66,815)	(162)	(1,608)

Financing Activities
Net proceeds from issuance of convertible notes	—	—	32,943
Net payments associated with King Transaction	—	—	(15,010)
Principal payments on notes payables	(715)	(1,070)	(1,064)
Net proceeds from issuance of common stock	55,984	20,663	4,712
Proceeds from the exercise of stock options	1,718	395	369
Purchase of treasury stock	(94)	—	—

Net cash provided by financing activities	56,893	19,988	21,950

Net change in cash and cash equivalents	(24,732)	14,017	(9,757)
Cash and cash equivalents at beginning of year	31,893	17,876	27,633

Cash and cash equivalents at end of year	$7,161	$31,893	$17,876

Supplemental disclosure of non-cash transactions:
Conversion of convertible debt and accrued interest to common stock	$7,068	$6,081	$—

Equipment purchases included in accounts payable	$59	$139	$101

Financed insurance premiums	$511	$501	$862

Treasury stock reissued for accrued interest to King	$—	$—	$800

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,233	$1,719	$54

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

1.	Organization

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a biopharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology as well as its proprietary Novasomes® adjuvants. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins and therefore, are believed incapable of causing infection and disease. Our proprietary production technology uses insect cells rather than chicken eggs or mammalian cells. The Company’s product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential and against human seasonal influenza as well as other infectious diseases. The Company also has a drug delivery platform based on its micellar nonparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration — approved estrogen replacement product, ESTRASORB®.

During 2005, Novavax transitioned from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company.

•	In October 2005, the Company entered into a License and Supply Agreement for ESTRASORB with Esprit Pharma, Inc. (“Esprit”). Under these agreements, the Company continues to manufacture ESTRASORB and Esprit has an exclusive license to sell ESTRASORB in North America.

•	In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize the Company’s MNP-based testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Esprit was granted exclusive rights to market the product in North America.

The Company has a unique blend of capabilities consisting of formulation technologies, vaccine technologies and drug development infrastructure, including clinical and commercial production facilities. The Company is leveraging its capabilities to develop differentiated, value-added vaccine products and licensing them at various stages of development to realize their value.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Fielding Pharmaceutical Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Reclassifications

Amounts appearing in the prior year’s footnote disclosure have been reclassified to conform to the current year’s presentation.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. As of December 31, 2006, the Company had short-term investments, with original maturity dates ranging from 105 days to six months. These short-term investments have been classified as held to maturity securities, as the Company has the positive intent and ability to hold them until maturity. Investments are recorded at face value less any premiums or discounts. These premiums or discounts are then amortized over the remaining maturity periods of the investments using the straight-line method. Included in net interest income on the consolidated statement of operations for the year ended December 31, 2006 is $1,135,000 of amortization of premiums/discounts related to these short-term investments. The Company had no short-term investments in 2005.

As of December 31, 2006, short-term investments were comprised of $55,760,000 of commercial paper, $1,628,000 of asset-backed securities and $9,046,000 of corporate obligations. There were no short-term investments as of December 31, 2005.

Financial Instruments and Concentration of Credit Risk

Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments, accounts receivable and convertible notes payable. The Company has invested its cash in asset backed securities, high-grade corporate debt securities and money market instruments. The Company’s investment policy limits investments to certain types of instruments, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. The Company has not experienced any losses on such accounts and management believes the risk of loss to be minimal. The carrying value of cash and cash equivalents, short-term investments and accounts receivable approximates their fair value based on their short-term maturities at December 31, 2006 and 2005. The Company has certain debt instruments at fixed rates, with lower interest rates than the prevailing market rates. The Company has obtained favorable rates through January 2010. The fair values of convertible notes approximate their carrying value as of December 31, 2006 and 2005 based on rates currently available to the Company for debt with similar terms and remaining maturities.

Accounts and Other Receivables

Accounts receivables are reported in the consolidated balance sheets as outstanding principal less any charge-offs and allowance for doubtful accounts. The Company charges off uncollectible receivables when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts that is determined based on historical experience and management’s expectations of future losses. Accounts deemed uncollectible are charged to the allowance. Provisions for bad debts and recoveries on accounts previously provided for are added to the allowance. As of December 31, 2006 and 2005, the Company had an allowance for doubtful accounts of approximately $117,000 and $429,000, respectively.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in accounts and other receivables as of December 31, 2005 was $2,500,000 due from Esprit Pharma, Inc. related to the License Agreement with Esprit (see Note 3 Summary of Significant Transactions) which was paid in full in October 2006.

As of December 31, 2006, 2005 and 2004, three customers accounted for 87%, 80% and 81% of the Company’s gross product sales and 78%, 98% and 74% of the Company’s product sales accounts receivable, respectively.

Inventories

Inventories consist of raw materials, work-in-process and finished goods, and are priced at the lower of cost or market using the first-in-first-out method and consist of the following at December 31:

	2006	2005
	(In thousands)

Raw materials	$263	$358
Work-in-process	86	38
Finished goods	251	404

	$600	$800

During the year ended December 31, 2005, the Company implemented Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocated fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold for the year ended December 31, 2006 and 2005 is $2.5 million and $3.2 million, respectively, of idle capacity costs which represents the excess of fixed production overhead over that allocated to inventories.

During the year ended December 31, 2006 and 2005, $1.5 million and $1.5 million, respectively of inventory costs in excess of market value were included in the accompanying consolidated statement of operations related to the Supply Agreement with Esprit (see Note 3 Summary of Significant Transactions). Under the terms of this Supply Agreement, the Company sold ESTRASORB at a price below its manufacturing costs during the fourth quarter of 2005 and the year ended December 31, 2006.

It is likely the Company will continue to manufacture ESTRASORB at a loss until production volumes increase or it enters into additional contract manufacturing agreements with third parties to more fully utilize this manufacturing facility’s capacity. The facility is able to accommodate a much greater production than its current schedule, which, if more fully utilized, would offset the fixed costs related to the manufacturing process and facility. In addition, the Company is negotiating revisions to its agreements for packaging costs for ESTRASORB as well as its fixed lease costs for the manufacturing facility. If these negotiations result in higher packaging or lease costs to the Company, it may have a material adverse impact on future financial results.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the lease. Repairs and maintenance costs are expensed as incurred.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment is comprised of the following at December 31:

	2006	2005
	(In thousands)

Machinery and equipment	$12,193	$11,275
Leasehold improvements	6,248	6,201
Computer software and hardware	396	320

	18,837	17,796
Less accumulated depreciation and amortization	(8,976)	(6,207)

	$9,861	$11,589

Depreciation expense was approximately $2,921,000, $2,794,000, and $2,277,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill and Intangible Assets

Goodwill originally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of internally discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company initially tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. The Company thereafter performed the required annual impairment test as of December 31 of each year on the carrying amount of its goodwill, which indicated the Company’s estimated fair value; of goodwill exceeded its carrying value; therefore, no impairment was identified during December 31, 2006 or 2005.

Goodwill and intangible assets consist of the following at December 31:

	2006			2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)

Goodwill
Goodwill-Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

Intangible assets
Patents	$2,525	$(1,547)	$978	$2,525	$(1,415)	$1,110

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years. Amortization expense was $132,000, $681,000 and $776,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated future amortization expenses for intangible assets as of December 31, 2006 are as follows:

Amortization
Year	Expense

2007	$132
2008	132
2009	132
2010	132
2011	132
Thereafter	318

$978

The Company evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles periodically and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses, and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future discounted and undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value. No such impairment losses have been recognized to date, with the exception of the leasehold assets written off in relation to the facility exit mentioned in Note 4 Long-term Lease and Accounting for Facility Exit Costs.

Revenue Recognition and Allowances

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales, net of allowances for returns and rebates. A large part of the Company’s product sales are to Esprit or to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records our sale of the products. Settlement of the rebate generally occurs from three to 12 months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescription data and generic competition and makes adjustments to the recorded reserves based on such information.

Under the terms of the Asset Purchase Agreement with Pharmelle, LLC (see Note 3 Summary of Significant Transactions) the Company no longer has responsibility for rebates or returns related to AVCtm Cream and Suppositories, NovaNatal and NovaStart as of the date of the sale of such assets. Under the License and Supply Agreements with Esprit Pharma, Inc. (see Note 3 Summary of Significant Transactions) the Company no longer has responsibility for rebates related to ESTRASORB or for returns related to ESTRASORB sales made subsequent to entering into the License Agreement on October 19, 2005.

The shipping and handling costs the Company incurs are included in cost of products sold in its consolidated statements of operations.

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

Revenue earned under research contracts is recognized in accordance with the terms and conditions of such contracts for reimbursement of costs incurred and defined milestones. In 2005, revenue earned under a drug development contract was recognized on the percentage-of-completion method, whereby revenue was recognized in proportion to the estimated cost-to-complete the contract. In 2005, revenue earned under the renewal of the IGI agreement was recognized completely upon receipt of payment because the Company had no further performance obligations. Also in 2005, revenue earned under the License Agreement with Esprit Pharma, Inc. was recognized at the time of the agreement since the Company had no further performance obligations related to the license agreement (see Note 3 Summary of Significant Transactions).

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-based Payment (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost is included in operating expenses for the year ended December 31, 2006 and includes both the compensation cost of stock options granted prior to but not yet vested as of January 1, 2006 and compensation cost for all options granted subsequent to December 31, 2005.

Prior to adopting SFAS No. 123R on January 1, 2006, the Company’s equity-based employee compensation cost under its various stock incentive and option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Standard of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. Therefore, for the years ended December 31, 2005 and 2004, no option based employee compensation cost is reflected in the Company’s net loss, because all options granted had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes only, provides the pro forma information as required by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, (“SFAS No. 148”), and illustrates the effect on net loss and loss per share for the years

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2005 and 2004 presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation prior to January 1, 2006.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net loss, as reported	$(11,174)	$(25,920)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards(1) (Revised)	(1,999)	(4,358)

Pro forma net loss (Revised)	$(13,173)	$(30,278)

Net loss per share:
Basic and diluted — as reported (Revised)	$(0.26)	$(0.70)
Basic and diluted — pro forma (Revised)	$(0.31)	$(0.82)

(1)	Does not include restricted stock compensation expense of $491,000 which is reported in the consolidated statements of operations.

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.

The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the years ended December, 31, 2005 and 2004, using the Black-Scholes options valuation model were as follows:

	2005	2004

Weighted average fair value of options granted	$3.17	$3.32
Expected life (years)	4.4	4.7
Expected volatility	129%	59%
Risk free interest rate	4.0%	3.0%
Expected dividend	0%	0%
Expected forfeiture	0%	0%

The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from the vesting date. The expected volatility of the options granted for the years ended December 31, 2005 and 2004 was determined using historical volatilities based on stock prices since the inception of the plans. The expected volatility of the options granted for the years ended December 31, 2005 and 2004 was determined using historical volatilities based on stock prices for the preceding 12 month periods. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate for the years ended December 31, 2005 and 2004 was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.

Compensation cost for grants issued prior to January 1, 2006 was accounted for using a graded method. Compensation cost for grants on or after January 1, 2006 was accounted for using a straight-lined method. Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization.

For restricted stock issued prior to January 1, 2006, non-cash compensation cost was recorded using the straight-line method of amortization and unearned compensation was increased accordingly. The initial issuance of

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock increased common stock and additional paid-in capital and was offset by unearned compensation, which was included in the stockholders’ equity section of the consolidated balance sheet. The balance as of December 31, 2005 for the unearned compensation account was $425,000 and in accordance with SFAS No. 123R was netted against additional paid-in capital as of January 1, 2006.

Advertising and Promotion Costs

All costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense was $0 in 2006, $1,730,000 in 2005 and $12,607,000 in 2004.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs include internal research and development expenditures (such as salaries and benefits, raw materials and supplies) and contracted services (such as sponsored research, consulting and testing services) of proprietary research and development activities and similar expenses associated with collaborative research agreements.

The Company is part of a consortium that received a National Institute of Allergy and Infectious Diseases (“NIAID”) project program grant to develop HIV vaccine candidates. The Company expects to receive approximately $1.0 million through February 2008 for its participation in this grant effort.

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

The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2006 and 2005.

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

Comprehensive Loss

Under SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of its consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2006, 2005 and 2004.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

The Company currently operates in one business segment, which is the research, development and commercialization of proprietary products utilizing its proprietary drug delivery and biological technologies. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information.

Recent Accounting Pronouncements

Other than the adoption of Statement of Financial Accounting Standards No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”), there have been no material changes in the Company’s critical accounting policies or critical accounting estimates since December 31, 2005, nor has the Company adopted any accounting policy that has or will have a material impact on its consolidated financial statements. For further discussion of the Company’s accounting policies see Note 2 “Summary of Significant Accounting Policies”.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, SFAS No. 157 will have on its financial condition, results of operations or liquidity.

SAB No. 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements and requires the Company to quantify financial statement misstatements based on their impact on each of its consolidated financial statements and related disclosure. SAB No. 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earning as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of this SAB did not have any impact on the Company’s consolidated financial statements.

FIN 48

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which clarifies Statement of Accounting Standard No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The Company has not been able to complete its evaluation of the impact of adopting FIN 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations.

SFAS No. 159

In February 2007, the FASB issued a Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS No. 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company is evaluating the impact this new standard will have on its financial position and results of operations.

3.	Summary of Significant Transactions

License Agreement Renewal with IGI, Inc.

In December 2005, the Company received a $1,000,000 payment from IGI, Inc. (“IGI”) in accordance with an option in a licensing agreement signed between the Company and IGI in December 1995. This payment gives IGI a ten-year renewal on licensed technologies in specific fields and was included in royalties, milestone and licensing fees on the accompanying consolidated statement of operations for the year ended December 31, 2005.

License and Supply Agreements with Esprit Pharma, Inc.

In October 2005, the Company entered into License and Supply agreements for ESTRASORB with Esprit Pharma, Inc. (“Esprit”) Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and, under the Supply Agreement the Company will continue to manufacture ESTRASORB.

In consideration for the rights granted, Esprit paid the Company a minimum cash consideration of $12,500,000: $2,000,000 which was paid at closing, $8,000,000 which was paid in December 2005, and the remaining $2,500,000 which was paid in October 2006 in accordance with the License Agreement. The Company receives royalties on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB. The Company wrote off $2,175,000, the remaining net balance of its intangible asset for ESTRASORB rights at the date of the transaction. As part of the Supply Agreement, Esprit paid the Company $273,000 for inventory and sales and promotional materials for which the Company had a book value of $437,000. The Company incurred $200,000 of fees related to this transaction and recorded a gain of $10,125,000, which is included in gain on sales of product assets on the accompanying consolidated statement of operations for the year ended December 31, 2005.

License and Development Agreement and Supply Agreement with Esprit Pharma, Inc.

In April 2006, the Company entered into a second License and Supply Agreement with Esprit to co-develop, supply and commercialize our MNP testosterone medicine for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the products in North America. The Company will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit will be responsible for all development costs and will lead all clinical programs. Under the term of the Supply Agreement, the Company will be responsible for manufacturing the product.

Asset Purchase Agreement with Pharmelle, LLC ( the “Pharmelle Transaction”)

In September 2005, the Company entered into an Asset Purchase Agreement with Pharmelle, LLC for the sale of assets related to the AVC Cream and Suppositories, NovaNatal and NovaStart products, as well as assets relating

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In consideration for the sale of these assets, Pharmelle paid the Company $2,500,000 in cash and assumed the liabilities noted above. In addition, the Company is entitled to royalties on AVC for a five-year period if net sales exceed certain levels. The Company wrote off $1,082,000, the net balance of its intangible assets related to the AVC product acquisition and $289,000 of inventory, recorded a $289,000 liability for future obligations and recorded a gain on the transaction of $840,000. This gain is included in gain on sales of product assets on the accompanying consolidated statement of operations for the year ended December 31, 2005.

In July 2006, the Company entered into an amendment to the Asset Purchase Agreement with Pharmelle to revise the royalty formula. The Company is now entitled to royalties on AVC products for a five-year period based on a percentage of gross margin if net sales exceed certain levels.

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

Opportunity Grant Funds

In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of the Company’s corporate headquarters and product development activities to Malvern, Pennsylvania. These funds were included as an offset to general and administrative expenses included in the Consolidated Statement of Operations for the year ended December 31, 2005. The Opportunity Grant had the following conditions: (i) the Company would create 95 full time jobs at the Malvern facility within three years; (ii) the Company would invest at least $9.4 million in capital improvements and fixtures and equipment at the Malvern facility within three years; and (iii) the Company would operate at the Malvern facility for a minimum of five years. If the Company failed to meet these conditions, it would be liable for a penalty equal to the full amount of the grant.

In line with its business strategy, the Company announced in December 2006, that it had signed a long-term lease for its new corporate headquarters and R & D facility in Rockville, Maryland, where its vaccine operations were currently located. As a result of the Company’s failure to comply with the conditions of the grant, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant. The Company has recorded a current liability of $400,000 in the accompanying Consolidated Balance Sheet as of December 31, 2006 and a corresponding expense

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2006.

Cancellation of King Pharmaceuticals Agreements

In January 2001, the Company entered into a co-promotion agreement with King Pharmaceuticals, Inc. for the Company’s topical estrogen therapy, ESTRASORB, in the U.S. and Puerto Rico (the “Territory”). The Company also entered into a license agreement with King for many countries outside the U.S. The co-promotion and license agreements (the “Agreements”) granted King the right to share equally in the revenues and expenses for manufacturing and marketing ESTRASORB in the Territory and exclusive rights to many countries outside the U.S. The Agreements also entitled the Company to up to $5,000,000 in milestone payments from King for achievement of milestones outlined in the Agreements.

In June 2001, the Company amended the Agreements (the “Amended Agreements”). The Amended Agreements clarified the terms of two milestone payments totaling $5,000,000. The Amended Agreements also granted King exclusive rights to promote market and distribute ESTRASORB in Canada, Switzerland, Greece, Italy, Spain and the Netherlands, the only countries excluded from the original license agreement. In addition, the Amended Agreements included the co-promotion and license of a topical testosterone therapy for testosterone deficient women, that was in development.

In July 2004, King and the Company mutually agreed to terminate the Amended Agreements, among others, (the “King Transaction”). The King Transaction included the return to Novavax of all rights worldwide for ESTRASORB and the testosterone product candidate, as well as all rights to other women’s health products that the Company may successfully develop utilizing the MNP technology. The transaction also included the redemption of $40.0 million of the Company’s convertible notes held by King. Additionally, Novavax hired 50 members of King’s women’s health sales force to provide competitive sales force coverage. As part of the King Transaction, the Company paid King a net of $14.0 million in cash and issued King 3,775,610 shares of common stock, which at the time of closing were valued at approximately $18,123,000.

The King Transaction resulted in a gain on the redemption of the convertible notes held by King of $11,162,000, which is included in gain on redemption of debt on the consolidated statement of operations for the year ended December 31, 2004. This gain was determined based on the fair value of the convertible notes plus accrued interest as of the transaction date compared to the notes’ total book value. In addition, an intangible asset for ESTRASORB rights of $2,514,000 was recorded, which represents the difference between assets and liabilities acquired or written off, the net cash paid in the transaction, the common stock issued and transaction fees and expenses. The recorded intangible was determined to be a fair value for the rights re-acquired based on the sales levels of ESTRASORB, the status of obtaining approval outside the U.S. and the deferred further development of the testosterone product candidate. Included in the assets and liabilities written off were deferred financing costs of $351,000 relating to the convertible notes held by King, and remaining deferred revenue of $2,250,000 relating to previous licensing fees for ESTRASORB, mentioned above.

4.	Long-term Leases and Accounting for Facility Exit Costs

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

One time costs associated with this restructuring included moving costs of approximately $15,000, along with transition payments to 10 production and support employees of approximately $75,000 in the aggregate were

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in general and administrative expenses. In addition, the Company held an auction, selling off most of the fixed assets that were located at the facility. The auction resulted in a loss on disposal of assets of approximately $129,000. As of December 31, 2004, all costs associated with the restructuring had been paid.

In July 2004, the Company entered into a lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania for the consolidation and expansion of its corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five-year renewal options and an early option to terminate after the first five years of the lease. Standard annual escalation rental rates were in effect during the initial lease term. In April, 2006 the Company entered into a sublease agreement with Sterilox Technologies, Inc., now known as PuriCore, Inc., to sublease 20,469 square feet of the Malvern corporate headquarters at premium price per square foot. The new sublease, has a commencement date of July 1, 2006 and expires on September 30, 2009. Consistent with its strategic focus, the Company increased its presence in Rockville, Maryland, where its vaccine operations are currently located. On December 7, 2006, the Company finalized a sublease agreement with Human Genome Sciences, Inc. (“HGS”) all initial contingencies for which have been met or been waived. On October 6, 2006, the Company and HGS executed a sublease agreement (the “HGS sublease”) whereby the Company will lease approximately 51,000 square feet of office, laboratory and administrative space in Rockville, MD. The office space will be used as the Company’s new corporate headquarters. The term of the HGS sublease commences on the dates of December 12, 2006 or the date on which a certain portion of the leased space is delivered to the Company and expires on the last day of the month which is six years following the date of delivery. The Company has the option to renew the HGS sublease for two additional periods of three years each and a third option to renew the HGS sublease until March 30, 2021.

In October 2006, the Company entered into an Amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires on September 30, 2009. As a result of the premium price received on these sublease agreements, there were no facility exit costs associated with this transaction.

During 2004 through 2006, the Company applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for lease termination and other associated costs that would continue to be incurred under the operating lease which expired on October 31, 2006 related to the Company’s former corporate offices located in Columbia, Maryland.

A roll-forward of the facility exit cost liability is as follows:

	Current	Non-Current
	(In thousands)

Original amount expensed and set up as a liability	$151	$101
Lease payments applied to the liability	(58)	(161)
Adjustment to original estimate	45	60

Balance as of December 31, 2005	138	—
Lease payments applied to the liability	(142)	—
Adjustment to original estimate	4	—

Balance as of December 31, 2006	$—	$—

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Supplemental Financial Data

Allowance for Doubtful Accounts

A roll-forward of the allowance for doubtful accounts is as follows:

(In thousands)

Balance, December 31, 2003	$376
Provision for bad debts	413
Write off bad debts	(37)

Balance, December 31, 2004	752
Provision for bad debts	4
Other adjustments	(327)

Balance, December 31, 2005	429
Provision for bad debts	111
Write off bad debts	(423)

Balance, December 31, 2006	$117

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2006	2005
	(In thousands)

Prepaid insurance	$720	$593
Current portion of deferred financing costs	259	341
Non-trade receivables	—	75
Notes receivable from former director, net of reserve	281	—
Interest receivable on directors’ notes	359	284
Other current assets	53	54
Interest receivable	201	—

	$1,873	$1,347

Property and Equipment

Property and equipment is comprised of the following at December 31:

	2006	2005
	(In thousands)

Machinery and equipment	$12,193	$11,275
Leasehold improvements	6,248	6,201
Computer software and hardware	396	320

	18,837	17,796
Less accumulated depreciation	(8,976)	(6,207)

	$9,861	$11,589

Depreciation expense was approximately $2,921,000, $2,794,000, and $2,277,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2005
	(In thousands)

Sales return allowance	$238	$282
Sales rebate allowance	14	18
Employee benefits and compensation	822	754
Operating expenses	1,529	917
Interest expense	475	626

	$3,078	$2,597

Sales Return Allowance

A roll-forward of the sales return allowance is as follows:

(In thousands)

Balance, December 31, 2003	$158
Provision for returns for 2004 sales	885
Additional provision for returns for 2003 sales	771
Additional provision for returns for 2002 sales	463
Returns received for 2002 sales	(447)
Returns received for 2003 sales	(556)

Balance, December 31, 2004	1,274
Provision for 2005 sales	95
Additional provision for 2004 sales	98
Additional provision for 2003 sales	341
Returns received from 2003 sales	(926)
Returns received from 2004 sales	(600)

Balance, December 31, 2005	282
Provision for 2006 sales	218
Additional provision for 2005 sales	41
Returns received from 2004 sales	(129)
Returns received from 2005 sales	(174)

Balance, December 31, 2006	$238

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-term debt

Notes Payable

Notes payable consist of the following at December 31:

	2006	2005
	(In thousands)

Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,600 through December 2009	$215	$287
Note payable; bears interest at 2.850% per annum; principal and interest due in monthly installments of $6,573 through January 2010	233	303
Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468 through January 2010	231	302
Note payable; insurance financing; bears interest at 5.09% per annum; principal and interest due in monthly installments of $56,868 through September 2006	—	501
Note payable; insurance financing; bears interest at 5.43% per annum; principal and interest due in monthly installments of $58,097 through September 2007	510	—

Total	1,189	1,393
Less current portion	(731)	(715)

Long-term portion	$458	$678

The notes payable (except for the notes payable for financing insurance premiums) are secured by $2.4 million of the Company’s machinery and equipment located at its manufacturing facility in Philadelphia, Pennsylvania.

Convertible Notes

From 2000 to 2002, the Company entered into a series of note purchase agreements with King Pharmaceuticals Inc. (“King”) totaling $40,000,000. All of the notes would have matured on December 19, 2007 with interest payable in semi-annual installments on June 30 and December 31. As part of the King Transaction, the Company redeemed these notes on July 19, 2004. For the six months ended June 30, 2004, the Company accrued interest of $800,000 relating to the King notes. This accrued interest was written off as part of the King Transaction and included in the resulting gain on the redemption of the convertible notes held by King (see Note 3 Summary of Significant Transactions). For the year ended December 31, 2003, the Company made cash interest payments of $1.6 million for the King notes. For the year ended December 31, 2002, the Company made cash interest payments of $600,000 and accrued an additional $800,000 for interest expense at year-end for which King agreed to accept payment in common stock. In February 2003, the Company issued King 307,692 shares of common stock to satisfy the accrued interest payable. For the year ended December 31, 2003, the Company capitalized $386,717 for interest incurred on debt used to finance the build-out of its manufacturing facility.

Concurrent with the King Transaction, in July 2004 the Company also entered into definitive agreements for the private placement of $35,000,000 aggregate principal amount of senior convertible notes to a group of institutional investors. The notes carry a 4.75% coupon, payable semi-annually, mature in five years and are currently convertible into shares of common stock at $5.46 per share. From the third anniversary of the issue date of the notes, and subject to certain conditions, the Company has the right to effect a mandatory conversion of the notes if the weighted average price of the common stock exceeds 175% of the then conversion price for each of 15 trading days out of any 30 consecutive trading days. Note holders have the right to require the Company to redeem all or a portion of the notes if the weighted average price of the common stock for each of 30 trading days out of 40 consecutive trading days prior to either the third or fourth anniversary of the issue date of the notes is less than the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

then applicable conversion price of the Company’s common stock, provided, that a holder’s right to effect this optional redemption will not apply if certain revenue targets for ESTRASORB are achieved. The notes are also redeemable upon the occurrence of specified events of default as well as a “change of control” (as that term is defined in the notes) of Novavax. At December 31, 2006 and 2005, the Company had accrued interest of $475,260 and $626,000 respectively, relating to these notes.

In October 2005, certain holders of $6,000,000 face amount of the Company’s senior convertible notes exercised their optional conversion right to convert their notes plus accrued interest of $81,000 into 1,070,635 shares of Novavax common stock, at the per share conversion price then in effect of $5.68. This reduced the aggregate principal amount of such notes outstanding from $35,000,000 to $29,000,000.

In March 2006, certain holders of $7,000,000 face amount of the Company’s senior convertible notes exercised their optional conversion right to convert their notes plus accrued interest of $68,000 into 1,294,564 shares of Novavax common stock, at the per share conversion of $5.46. This reduced the aggregate principal amount of such notes outstanding from $29,000,000 to $22,000,000.

As a result of the financing and the King Transaction, the Company incurred $3,355,000 of transaction expenses, which increased the intangible asset for ESTRASORB rights by $1,010,000 (included in the total intangible asset for ESTRASORB rights of $2,514,000), decreased additional paid-in capital by $288,000, and increased deferred financing costs by $2,057,000. The deferred financing costs are being amortized over the life of the convertible notes. During the years ended December 31, 2006, 2005 and 2004, $279,000, $400,000 and $184,000, respectively, of deferred financing costs amortization were included in interest expense on the accompanying consolidated statements of operations. Concurrent with the conversions of $6,000,000 and $7,000,000 of senior convertible debt (mentioned above), the Company wrote off in 2006 and 2005, $267,000 and $262,000, respectively, of deferred financing costs. These write offs are included in interest expense on the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005.

Convertible notes consist of the following on December 31:

	2006	2005
	(In thousands)

Note payable; 4.75% senior convertible, issued July 19, 2004, due July 15, 2009, currently convertible into 4,029,304 shares of Novavax common stock at $5.46 per share	$22,000	$29,000

Aggregate future minimum principal payments on debt at December 31, 2006 are as follows:

Year	Amount
(In thousands)

2007	$731
2008	226
2009	22,219
2010	13

$23,189

Total cash interest payments for the three years ended December 31, 2006, 2005 and 2004 were $1,233,011, $1,719,000 and $54,000, respectively.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Sale of Common Stock

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

In February 2006, the Company completed an offering of 4,597,700 shares of common stock at $4.35 per share for gross proceeds of $20 million. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds were approximately $19.9 million.

In March 2006, the Company completed an agent-led offering of 5,205,480 shares of common stock at $7.30 per share, for gross proceeds of $38.0 million. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds were approximately $36.1 million.

During 2006, the Company received net proceeds of $1,718,000 for the exercise of 497,613 common stock options at a range of $0.74 to $5.81 per share.

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

9.	Stock Options and Restricted Stock Awards

The Company recorded compensation costs in the consolidated statement of operation associated with SFAS No. 123R as follows:

Year Ended
December 31, 2006
(In thousands)

Cost of products sold (which includes idle capacity)	$48
Research and development	561
General and administrative	1,167

Total effect of adopting SFAS No. 123R	$1,776

The Company has granted stock option incentive awards under several plans. Under the 2005 Stock Incentive Plan (the “2005 Plan”), approved in May 2005 by the stockholders of the Company, options may be granted to officers, employees, consultants and advisors to Novavax and any present or future subsidiary to purchase a maximum of 2,000,000 shares of Novavax common stock and an additional 565,724 shares of common stock that had been held in reserve under the Company’s 1995 Stock Option Plan (the “1995 Plan”), were unused and were transferred to the Company 2005 Plan. In addition, a maximum 5,746,468 shares of common stock subject to existing options under the 1995 Plan may revert to and become issuable under the 2005 Plan if such existing options granted under the 1995 Plan should for any reason expire or otherwise terminate.

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the 2005 Plan, 1995 Plan and Director Plan was as follows:

					1995 Director Stock
	2005 Stock Option Plan		1995 Stock Option Plan		Option Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock Options	Exercise Price	Stock Options	Exercise Price	Stock Options	Exercise Price

Balance, December 31, 2003			4,211,643	$5.61	270,000	$4.03
Granted			1,308,150	5.46	—	—
Exercised			(107,550)	3.43	—	—
Expired or canceled			(350,275)	7.69	—	—

Balance, December 31, 2004			5,061,968	5.48	270,000	4.03

Granted	2,192,775	$1.22	486,825	2.13	—	—
Exercised	—	—	(312,654)	0.96	(30,000)	3.15
Expired or canceled	(88,850)	1.46	(2,115,978)	5.64	(70,000)	4.61

Balance, December 31, 2005	2,103,925	$1.21	3,120,161	$5.30	170,000	$3.95

Granted	1,409,500	$4.50	—	—	—	—
Exercised	(235,571)	3.21	(242,042)	$3.69	(20,000)	$3.44
Expired or canceled	(241,916)	2.41	(352,150)	5.46	—	—

Balance, December 31, 2006	3,035,938	$2.49	2,525,969	$5.43	150,000	$4.01

Shares exercisable at December 31, 2004	—	$—	2,683,195	$5.40	270,000	$4.03

Shares exercisable at December 31, 2005	354,165	$1.31	2,220,857	$5.71	170,000	$3.95

Shares exercisable at December 31, 2006	1,104,121	$1.83	2,124,856	$5.70	150,000	$4.02

Available for grant at December 31, 2006	1,002,450

The fair value of the stock options granted for the year ended December 31, 2006, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted average fair value of options granted	$2.75
Risk-free interest rate	4.28% - 5.10%
Dividend yield	0.0%
Volatility	85.0%
Expected life (in years)	4.4
Expected forfeiture rate	20.37%

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2006:

	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

Options issued at market value:
$0.00 - $1.17	635,000	8.6	$0.88	293,334	$0.92
$1.17 - $2.33	1,491,251	8.0	1.52	735,437	1.48
$2.33 - $3.50	178,950	4.3	3.26	178,950	3.26
$3.50 - $4.66	1,885,928	6.9	4.21	906,428	4.15
$4.66 - $5.83	273,000	3.7	5.44	240,000	5.49
$5.83 - $6.99	705,233	6.3	6.02	482,283	6.04
$6.99 - $8.16	133,334	0.8	7.75	133,334	7.76
$8.16 - $9.32	261,825	3.2	8.83	261,825	8.83
$9.32 - $11.65	147,386	4.2	9.54	147,386	9.65

	5,711,907	6.7	$3.83	3,378,977	$4.36

As of December 31, 2006, there was approximately $2.4 million of total unrecognized compensation expense (net of estimate forfeitures) related to non vested options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years. The aggregate intrinsic value of stock options outstanding, exercisable and exercised as of December 31, 2006 was approximately $1,542,000, $0, and $929,000, respectively.

During the year ended December 31 2006, the Company granted 285,500 shares of restricted Common Stock under the 2005 Stock Incentive Plan totaling $1,453,199 in value at the date of grant to various employees, officers and a consultant to the Company, which vest upon the achievement of certain milestones or over a period of up to three years. During the year ended December 31, 2006, the Company also redeemed 81,532 shares of restricted Common Stock, totaling $83,666 in value from the date of grant related to the termination of employees. In accordance with APB No. 25 and using the straight-line method of amortization, for the year ended December 31, 2006, $490,205 of non-cash stock compensation expense was included in total operating costs and expenses related to this restricted stock and additional paid-in capital was increased accordingly.

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

In September 2004, the Company granted stock options to purchase an aggregate 26,450 shares to two consultants as compensation for services through the end of October 2004. For the year ended December 31, 2004, $53,000 of non-cash stock compensation expense was included in sales and marketing expenses, which represents the fair value of the grants as of that date.

10.	Employee Benefits

The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed 90 days of service may elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently matches 25% of the first 6% of the participants’ deferral. Contributions to the 401(k) plan vest equally over a three-year period. The Company has expensed approximately $47,000, $77,000 and $96,000 in 2006, 2005, and 2004, respectively.

11.	Income Taxes

For the years ended December 31, 2006, 2005 and 2004, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts and income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain non deductible expenses, state income taxes, and the change in the valuation allowance.

Deferred tax assets (liabilities) consist of the following at December 31:

	2006	2005
	(In thousands)

Net operating losses	$54,919	$46,213
Research tax credits	2,778	2,725
Disqualifying stock options and FAS 123R	351	—
Alternative-minimum tax credit	94	94
Intangibles from acquisition	135	152
Allowance for doubtful accounts	190	166
Accrued vacation pay	72	66
Accrued bonuses	36	209
Deferred rent	31	68
Facility exit costs	—	54
Restricted stock grants	107	36
Other	12	15

Total deferred tax assets	58,725	49,798

Deferred patent costs	(383)	(433)
Depreciation	(850)	(744)
State taxes	—	(2)

Total deferred tax liabilities	(1,233)	(1,179)

Net deferred tax assets	57,492	48,619
Less valuation allowance	(57,492)	(48,619)

Deferred tax assets, net	$—	$—

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2006	2005	2004

Statutory federal tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(5)%	(5)%	(4)%
Research and development credit	(0)%	(0)%	(1)%
Other	1%	(1)%	1%
Change in valuation allowance	38%	40%	38%

	—%	—%	—%

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2006 and 2005.

Novavax has recorded no net benefit for income taxes in 2006, 2005 and 2004 in the accompanying consolidated financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

Federal net operating losses and tax credits available to the Company are as follows:

2006
(In thousands)

Federal net operating losses expiring through the year 2026	$142,203
State net operating losses expiring through the year 2026	$142,203
Research tax credits expiring through the year 2026	$2,778
Alternative-minimum tax credit (no expiration)	$94

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

Beginning in 2006, the windfall equity-based compensation deductions will be tracked off balance sheet in conformity with SFAS 123R, Footnote 82. During 2006, the Company recorded $494,000 of windfall stock compensation deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with those deductions of $191,000 will be credited to Additional Paid-In Capital.

12.	Commitments and Contingencies

Litigation

The Company is a defendant in a lawsuit filed by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of Novavax was issued and the case was dismissed. The former director has filed an appeal with the court. Management believes the likelihood of an unfavorable outcome of such appeal is minimal. Accordingly, no liability related to this contingency has been accrued in the consolidate balance sheet as of December 31, 2006.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

Novavax leases manufacturing, laboratory and office space and machinery and equipment under non-cancelable operating lease agreements expiring at various dates through January 2013 and is subleasing one facility through September 2009. Several of these leases contain renewal options at the Company’s option and standard annual escalation rental rates. Future minimum rental commitments under non-cancelable leases as of December 31, 2006 are as follows (in thousands):

	Operating		Net Operating
Year	Leases	Sub-Leases	Leases

2007	$2,800	$479	$2,321
2008	3,174	478	2,696
2009	1,910	358	1,552
2010	1,298	—	1,298
2011	1,280	—	1,280
Thereafter	1,417	—	1,417

Total minimum lease payments	$11,879	$1,315	$10,564

Total rental expenses approximated $1,144,769, $2,307,000 and $3,199,000 in 2006, 2005 and 2004, respectively.

13.	Related Party Transactions

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

In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation the Company approved an extension of the former director’s $448,000 note. Accordingly, the note has been reclassified out of stockholders’ equity. As of December 31, 2006, the note and the corresponding accrued interest receivable totaling $556,000 has been reclassified into other current assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and is secured by 95,000 shares of common stock owned by the former director and is payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. The Company reserved $167,000 against this note receivable and the corresponding accrued interest receivable, which represents the difference between the book value of the receivables less the market value of the 95,000 pledged shares as of December 31, 2006. This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of December 31, 2006 and correspondingly, in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006.

The terms and interest rate remain unchanged for the promissory note for the active director. As of December 31, 2006, accrued interest receivable related to the borrowing for the active director was $250,000 and is included in other current assets in the accompanying consolidated balance sheet. As of December 31, 2006, accrued interest receivable related to the borrowings for both directors was $359,000.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2004, the Company paid $54,000 to a current officer of the Company at the time of his initial employment, at which time he was not an officer, as reimbursement of his education costs. A previous employer had paid these costs on his behalf and upon termination of that previous employment, he had to repay the $54,000. If such officer were to terminate his employment with the Company before April 2007, this officer will owe back a portion of the amount. The $54,000 is being amortized over a three-year period and is included in general and administrative costs on the consolidated statements of operations. As of December 31, 2006 and 2005, the remaining cost that had not been expensed was $4,468 and $22,000, respectively, and is included in accounts and other receivables on the consolidated balance sheets.

In August 2004, the Company approved the payment of $75,000 to the employer of one of its directors as compensation for services as an advisor for the King Transaction and related financing. The King Transaction may also be deemed to be related party transaction.

14.	Quarterly Financial Information (Unaudited)

The Company’s unaudited quarterly information is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	Unaudited
	(In thousands except per share data)

2006 Summary Statement of Operations:
Revenues	$1,303	$839	$1,193	$1,348
Cost of products sold	1,233	1,161	1,170	1,360
Excess inventory costs over market	315	677	264	293
Research and development costs	2,032	3,401	2,903	3,193
Selling and marketing	38	28	20	15
General and administrative	2,720	2,610	2,530	3,327
Interest expense (income), net	460	(627)	(680)	(692)
Net loss	$(5,495)	$(6,411)	$(5,014)	$(6,148)
Net loss per share	$(0.11)	$(0.10)	$(0.08)	$(0.10)
2005 Summary Statement of Operations:
Revenues	$962	$2,315	$1,867	$2,244
Cost of products sold	1,979	2,027	1,068	717
Excess inventory costs over market	—	—	—	1,519
Research and development costs	1,222	1,377	1,161	1,315
Selling and marketing	4,057	1,844	930	89
General and administrative	2,121	2,294	1,694	2,005
Facility exit costs	—	(2)	107	—
Gain on sales of product assets	—	—	(856)	(10,109)
Interest expense, net	469	491	490	553
Net income (loss)	$(8,886)	$(5,716)	$(2,727)	$6,155
Net income (loss) per share	$(.22)	$(.14)	$(.06)	$.13

The net income (loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income (loss) per share for the four quarters does not equal the net income (loss) per share for the respective twelve-month period. For the quarter ended December 31, 2005, the fully diluted net income per share was $0.12 per share.