Form 10-Q
period 2007-03-31
NOVAVAX INC
filed 2007-05-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-26770
NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9920 Belward Campus Drive, Rockville, MD	20850

(Address of principal executive offices)	(Zip code)

(240) 268-2000
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
☐ Large accelerated filer     ☑ Accelerated filer     ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Shares of Common Stock Outstanding at May 4, 2007: 61,905,090

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended March 31, 2007 and 2006 (unaudited)
 i

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,782	$7,161
Short-term investments	59,847	66,434
Accounts and other receivables, net of allowance for doubtful accounts of $185 and $117 as of March 31, 2007 and December 31, 2006, respectively.	906	1,274
Inventory	735	600
Prepaid expenses and other current assets	1,796	1,873

Total current assets	71,066	77,342
Property and equipment, net	9,710	9,861
Goodwill	33,141	33,141
Other intangible assets, net	945	978
Other non-current assets	528	555

Total assets	$115,390	$121,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$790	$—
Current portion of notes payable	508	731
Accounts payable	1,764	1,530
Accrued expenses	2,612	3,078

Total current liabilities	5,674	5,339

Convertible notes	22,000	22,000
Non-current portion of notes payable	396	458
Deferred rent	208	79

Total liabilities	28,278	27,876

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 62,253,805 shares issued and 61,905,043 outstanding at March 31, 2007 and 62,139,851 issued and 61,791,089 outstanding at December 31, 2006	623	622
Additional paid-in capital	262,289	261,822
Notes receivable from directors	—	(1,031)
Accumulated deficit	(173,350)	(164,962)
Treasury stock, 348,762 shares at March 31, 2007 and at December 31, 2006, cost basis	(2,450)	(2,450)

Total stockholders’ equity	87,112	94,001

Total liabilities and stockholders’ equity	$115,390	$121,877

The accompanying notes are an integral part of these consolidated financial statements.

1.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Net product sales	$357	$719
Contract research and development	222	474
Royalties, milestone and licensing fees	89	110

Total revenues	668	1,303

Operating costs and expenses:
Cost of products sold	1,317	1,233
Excess inventory costs over market	87	315
Research and development	3,659	2,032
Selling, general and administrative	4,597	2,758

Total operating costs and expenses	9,660	6,338

Loss from operations	(8,992)	(5,035)

Interest expense, net	604	(460)

Net loss	$(8,388)	$(5,495)

Basic and diluted loss per share	$(0.14)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	61,221,075	52,267,386

The accompanying notes are an integral part of these consolidated financial statements.

2.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
As of March 31, 2007
(in thousands, except share information)
(unaudited)

				Notes
	Common Stock		Additional	Receivable			Total
			Paid	From	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Directors	Deficit	Stock	Equity
Balance, December 31, 2006	62,139,851	$622	$261,822	$(1,031)	$(164,962)	$(2,450)	$94,001

Non-cash compensation costs for stock options	—	—	237	—	—	—	237
Exercise of stock options	54,002	—	85	—	—	—	85
Restricted stock issued as compensation	60,000	1	(1)	—	—	—	—
Non-cash compensation cost for amortization of restricted stock	—	—	146	—	—	—	146
Reclassification due to change in status of a director	—	—	—	1,031	—	—	1,031
Net loss	—	—	—	—	(8,388)	—	(8,388)

Balance, March 31, 2007	62,253,805	$623	$262,289	$—	$(173,350)	$(2,450)	$87,112

The accompanying notes are an integral part of these consolidated financial statements.

3.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Operating Activities:
Net loss	$(8,388)	$(5,495)
Reconciliation of net loss to net cash used in operating activities:
Amortization	33	33
Depreciation	707	713
Provision for bad debts	68	(141)
Amortization of net discounts on short-term investments	(698)	—
Reserve for notes receivable and accrued interest	1,011	—
Amortization of deferred financing costs	65	270
Deferred rent	129	(16)
Non-cash expense for services	27	25
Non-cash stock compensation	356	1,034
Changes in operating assets and liabilities:
Trade accounts receivable	300	111
Inventory	(135)	20
Prepaid expenses and other assets	59	219
Accounts payable and accrued expenses	(231)	(1,059)
Facility exit costs	—	(42)

Net cash used in operating activities	(6,697)	(4,328)

Investing Activities:
Capital expenditures	(556)	(227)
Purchases of short-term investments	(24,848)	—
Proceeds from maturities of short-term investment	32,133	—

Net cash provided by (used in) investing activities	6,729	(227)

Financing Activities:
Principal payments of notes payable	(285)	(217)
Net proceeds from sales of common stock	—	56,022
Proceeds from the exercise of stock options	84	798
Bank overdraft	790	—

Net cash provided by financing activities	589	56,603

Net increase in cash and cash equivalents	621	52,048
Cash and cash equivalents at beginning of period	7,161	31,893

Cash and cash equivalents at end of period	$7,782	$83,941

Non-cash transactions:
Conversion of convertible debt and accrued interest to common stock	$—	$7,068

The accompanying notes are an integral part of these consolidated financial statements.

4.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a biopharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology as well as its proprietary Novasomes ® adjuvants. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins and therefore, are believed incapable of causing infection and disease. Our proprietary production technology uses insect cells rather than chicken eggs or mammalian eggs. The Company’s product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential and against human seasonal influenza as well as other infectious diseases. The Company also has a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration —approved estrogen replacement product, ESTRASORB®.
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
     The consolidated financial statements of Novavax for the three months ended March 31, 2007 and 2006 are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

5.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales, net of allowances for returns, rebates and chargebacks. A large part of the Company’s product sales is to Esprit or to distributors who resell the products to their respective customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records its sale of the products. Settlement of the rebate generally occurs from three to 12 months after the sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information. The sales return allowance as of March 31, 2007 was $201,000, a decrease from the balance as of December 31, 2006 of $238,000.
     A roll-forward of the sales return allowances is a follows:

(in thousands)
(unaudited)
Balance, December 31, 2006	$238
Provision for 2007 sales	—
Returns received from 2006 sales	(38)

Balance, March 31, 2007	$200

6.

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
Inventory
     Inventory consists of raw materials, work-in-process and finished goods, and are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	March 31, 2007	December 31, 2006
	(unaudited)
	(amounts in thousands)
Raw materials	$422	$263
Work-in-process	42	86
Finished goods	271	251

	$735	$600

     The Company utilizes Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold for the three months ended March 31, 2007 is $791,000, or $(.01) per share, of idle capacity costs, which amounts represent the excess of fixed production overhead costs over that allocated to inventories as compared to $400,000, or $(.01) per share for the period ended March 31, 2006.
     During the three months ended March 31, 2007, $87,000 of inventory costs in excess of market value were included in the accompanying consolidated statement of operations related to the Supply Agreement with Esprit, as compared to $315,000 for the same period in 2006. Under the terms of this Supply Agreement, the Company has sold ESTRASORB at a price which was below its manufacturing costs.
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

7.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Earnings per Share
     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2007 and 2006, there were no common stock equivalents included in the calculations of earnings per share as they were all anti-dilutive.
Short-term investments
     As of March 31, 2007, the Company had short-term investments, with original maturity dates ranging from 105 days to six months. These short-term investments have been classified as held until maturity, as the Company has the positive intent and ability to hold them until maturity. Initial investments are recorded at face value less any premiums or discounts. These premiums or discounts are then amortized over the remaining maturity periods of the investments. Included in net interest income on the consolidated statement of operations for the three months ended March 31, 2007 is $698,000 of amortization of premiums/discounts related to these short-term investments.
     As of March 31, 2007 short-term investments were comprised of $53,836,000 of commercial paper and $6,011,000 of corporate obligations. The Company did not have any short-term investments as of March 31, 2006.
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
     Property and equipment are comprised of the following:

	As of
	March 31, 2007	December 31, 2006
	(unaudited)
	(amounts in thousands)
Machinery and equipment	$12,599	$12,193
Leasehold improvements	6,363	6,248
Computer software and hardware	432	396

	19,394	18,837

Less accumulated depreciation and amortization	(9,684)	(8,976)

	$9,710	$9,861

8.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accounting for Facility Exit Costs
     Consistent with the strategic focus to further develop vaccines, the Company moved its Corporate headquarters to Rockville, Maryland, in January 2007. This move allowed the company to add additional space for its vaccine operations which had been based in Rockville previously. As a result, the Company entered into an amendment to the sublease agreement with Sterilox Technologies, Inc. (now known as Puricore, Inc.) to sublease an additional 7,500 square feet of the Malvern former corporate headquarters at a premium price per square foot. This amendment had a commencement date of October 25, 2006, and expires on September 30, 2009. As a result of the premium price received on these sublease agreements, there were no facility exit costs associated with this transaction. In April 2006, the Company entered into a sublease agreement with Puricore, Inc. to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot the new sublease, with a commencement date of July 1, 2006 and expires on September 30, 2009. The aforementioned subleased space was from the original lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania signed in July 2004 for the consolidation and expansion of its corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options and an early option to terminate after the first five years of the lease.
Goodwill and Other Intangible Assets
     Goodwill originally resulted from business acquisitions. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired was recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements and patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.
     Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years. Amortization expense was $33,000 for each of the three months ended March 31, 2007 and 2006.
Goodwill and Other Intangible Assets (continued):
     As of March 31, 2007 and December 31, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2007			As of December 31, 2006
	(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill
Goodwill- Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

Other intangible assets, net
Patents	$2,525	$1,580	$945	$2,525	$(1,547)	$978

9.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation
     Stock Options
     The Company has various stock incentive and option plans, which are described in Note 9 of the Notes to the Consolidated Financial Statements to the Company’s 2006 Annual Report on Form 10-K, that provide for the grant of options and restricted stock to eligible employees, officers, directors and consultants of the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $237,000 and $261,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.
     As of March 31, 2007, there were 6,295,081 stock options outstanding. At March 31, 2007, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $3,105,000 (net of estimated forfeitures). This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average period of 1.63 years. During the three months ended March 31, 2007, the Company granted 941,900 options, with a fair value of approximately $1,869,000 (net of estimated forfeitures), and 304,725 options were forfeited. During the three months ended March 31, 2006, the Company granted 751,500 stock options, with a fair value of approximately $2,578,000 (net of estimated forfeitures), and 1,000 options were forfeited.
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three months ended March 31, 2007 and 2006, using the Black-Scholes options valuation model were as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average fair value of options granted	$1.98	$2.73
Expected life (years)	4.94	4.4
Expected volatility	91%	85%
Risk free interest rate	4.45%	4.73--4.99%
Expected dividend	0%	0%
Expected forfeiture rate	20.34%	20.37%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from the vesting date. The expected volatility of the options granted during the three months ended March 31, 2007 and 2006 was determined using historical volatilities based on stock prices since the inception of the plans. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.

10.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Restricted Stock
     During the three months ended March 31, 2007 and 2006, the Company granted 60,000 and 155,000 shares of restricted common stock, respectively, under the 2005 Plan totaling $166,000 and $870,000, respectively, in value at the date of grant to current and former employees, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years.
     Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. For the three months ended March 31, 2007, $146,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three months ended March 31, 2006, $208,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid in capital was increased accordingly.
     For restricted stock issued prior to January 1, 2006, non-cash compensation cost was recorded using the straight-line method of amortization and unearned compensation was increased accordingly. The initial issuance of restricted stock increased common stock and additional paid-in capital and was offset by unearned compensation, which was included in the stockholders’ equity section of the consolidated balance sheet. The balance as of December 31, 2005 or the unearned compensation account was $425,000 and in accordance with SFAS No. 123R was netted against additional paid-in capital as of March 31, 2006.
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
     SFAS No. 159
     In February 2007, the FASB issued Statement of Financing Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS 159 is effective for our fiscal year beginning January 1, 2008. We do not currently have any financial instruments for which we intend to elect the fair value option.
     FIN 48
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 applies to fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $3.8 million in uncertain tax positions. The $3.8 million of unrecognized tax benefits was accounted for as a $3.8 million reduction to the January 1, 2007 balance of deferred tax assets and a corresponding $3.8 million dollar reduction of the valuation allowances. Therefore, the Company did not record any adjustment to the beginning balance of retained earnings in our condensed consolidated balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect the annual effective income tax rate. The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these attribute carryforwards may remain subject to examination.

11.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     FIN 48(continued)
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.
Sales and Issuance of Common and Treasury Stock
     During the three months ended March 31, 2007, the Company received net proceeds of $85,000 from the exercise of 54,002 shares of common stock options, at a range of $1.34 to $2.21 per share.
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
     During the three months ended March 31, 2006, the Company received net proceeds of $798,000 for the exercise of 158,750 shares of common stock options at a range of $3.56 to $5.81 per share.
     In March 2006, the Company issued 5,981 shares of treasury stock in lieu of payment of services rendered by a consultant for the value of $25,000. The treasury stock has a weighted average cost of $9.51 per share and additional paid in capital was reduced by $32,000.
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

12.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Transactions (continued)
     In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation from the Company approved an extension of the former director’s $448,000 note. Accordingly, the note has been reclassified out of stockholders’ equity. As of March 31, 2007, the note and the corresponding accrued interest receivable totaling $561,766 is classified in other current assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and is secured by 95,000 shares of common stock owned by the former director and is payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. The Company reserved $167,000 against this note receivable and the corresponding accrued interest receivable, which represents the difference between the book value of the receivables less the market value of the 95,000 pledged shares as of December 31, 2006. For the period ended March 31, 2007, the reserve was increased by a further $149,123 representing the difference in stock price between December 31, 2006 and March 31, 2007 (the share price decreased from $4.10 to $2.59 during the first quarter of 2007). This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of March 31, 2007 and correspondingly, in general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2007.
     In March 2007, the second director resigned from the Board of Directors. As of March 31, 2007, the director owed $1,294,808 on his note payable. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. As of March 31, 2007, the note and the corresponding accrued interest receivable totaling $1,294,808 is classified in other current assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. A reserve of $863,143 has been established as of March 31, 2007, representing the amount of the loan balance due, less the value of the pledged common stock valued at March 31, 2007. This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of March 31, 2007 and correspondingly, in general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended March 31, 2007 .
     On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote 1/3rd of his time to the Company’s activities. As a consultant, Mr. Lambert will work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. He will be paid $220,000 per year in consideration for his consulting services.
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

13.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Opportunity Grant Funds
     In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of our corporate headquarters and product development activities to Malvern, Pennsylvania.
     In line with our business strategy, the Company announced in December 2006 that it had signed a long-term lease for its new corporate headquarters and research facility in Rockville, Maryland, where its vaccine operations were currently located. As a result of the Company’s failure to comply with the conditions of the grant by moving out of Pennsylvania, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant. The Company recorded a current liability of $400,000 in the Consolidated Balance Sheet as of December 31, 2006 and a corresponding expense in general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2006.
     In April, 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest will not accrue on the outstanding balance. The Company made its first payment on May 1, 2007.
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

14.

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
Overview
     During 2005, Novavax successfully transitioned from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company committed to becoming a leader in the fight against infectious disease by developing novel, highly potent vaccines that are safer and more effective than current preventive options. The Company’s platforms include the virus-like particle (“VLP”) technology for vaccines, which utilizes the baculovirus expression system in insect cells, as well as novel vaccine adjuvants based on Novasomes ® .
     Currently, our main focus is to leverage our proprietary VLP technology to develop vaccines against influenza viruses that have the potential to cause a pandemic outbreak. VLPs are genetically engineered particles that mimic three-dimensional structures of viruses but are composed of recombinant proteins lacking viral genetic material and therefore are believed to be incapable of causing infection and disease. Our proprietary production technology employs insect cells rather than eggs. We believe we can more rapidly produce a safe, effective, low-cost vaccine as compared with the labor-intensive egg-based process. Key advantages of the technology are the ability to rapidly respond to emerging threats of new strains and a reduced risk of allergic reactions associated with the egg-based process. A proof-of-concept study, conducted in collaboration with the National Institutes of Health and Center for Disease Control, demonstrated that a recombinant VLP vaccine against the H9N2 strain of avian influenza reduced disease morbidity in mice against a live H9N2 virus challenge when compared with unvaccinated animals. This study is the basis for the development of VLP vaccines against H5N1 strains of avian and human seasonal influenza. In addition, Novavax’s vaccine was tested in three animal models, including the ferret, which is the most predictive model for influenza vaccine effectiveness in humans. Ferrets experience flu symptoms very similar to people who are infected with the virus. Protection, as measured by a reduction in viral load, was assessed in vaccinated ferrets challenged with live H9N2 avian influenza. Like the H5N1 strain, the H9N2 strain initially spread among domestic poultry in Asia. Since then, it has been isolated from humans and is identified as having pandemic potential. Lastly, the Company is studying the applicability of its proprietary adjuvants in conjunction with VLP vaccines to further enhance the immunogenicity of vaccines. Other projects in development using our proprietary VLP technology include vaccines for seasonal influenza and HIV.

15.

          We also are committed to creating value by leveraging our micellar nanoparticle (“MNP”) drug delivery technology. ESTRASORB, our first internally developed product using MNP technology, is the first topical emulsion for estrogen therapy approved by the FDA for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause. ESTRASORB was licensed in October 2005 to Esprit Pharma, Inc. (“Esprit”) for marketing in North America. In April 2006, we entered into agreements with Esprit to co-develop, supply and commercialize our MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. We remain in discussions with several pharmaceutical companies to co-develop and co-market or license additional products.
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
Significant Transactions in 2007 and 2006
License and Development Agreements and Supply Agreement with Esprit Pharma, Inc.
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
     In October 2005, we entered into a License and Supply Agreement for ESTRASORB with Esprit. Under the License Agreement, Esprit obtained exclusive rights to market ESTRASORB in North America and we will continue to manufacture ESTRASORB. In consideration for the rights granted, Esprit agreed to pay us a minimum cash consideration of $12.5 million: $2.0 million was paid at closing, $8.0 million was paid in December 2005, and the remaining $2.5 million was paid on the first anniversary date of the License Agreement in October 2006. We also received a royalty on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB. As of the year ended December 31, 2005, we wrote off $2.2 million, the remaining net balance of our intangible asset for ESTRASORB rights at the date of the transaction. As part of this transaction, Esprit also paid us $0.3 million for inventory and sales and promotional materials for which we had a book value of $0.4 million. We incurred $20,000 of fees related to this transaction and recorded a gain of $10.1 million.
New building lease and sublease Agreement with Puricore, Inc.
     Consistent with our strategic focus, we have increased our presence in Rockville, Maryland by entering into a new lease effective January 2007 for 51,000 square feet. The new office will house our new Corporate office as well as additional laboratories for our vaccine business.
     Accordingly, in October 2006, the Company entered into an amendment to the sublease agreement with Puricore, Inc. (formerly known as Sterilox Technologies, Inc.) to sublease an additional 7,500 square feet of the Malvern, Pennsylvania corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires on September 30, 2009. In April 2006, we entered into a sublease agreement with Puricore, Inc. to sublease 20,469 square feet of the Malvern, Pennsylvania corporate headquarters at a premium price per square foot. The new sublease, with a commencement date of July 1, 2006, expires on September 30, 2009.

16.

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
     In July 2006, we entered into an amendment to Asset Purchase Agreement with Pharmelle, LLC, to revise the royalty formula. We are now entitled to royalties on AVC products for a five year period based on a percentage of gross margins if net sales exceed certain levels.
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
     Other than the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

17.

     FIN 48
     In July 2006, the FASB issued Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 applies to fiscal years beginning after December 15, 2006.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded $3.8 million in uncertain tax positions. The $3.8 million of unrecognized tax benefits was accounted for as a $3.8 million reduction to the January 1, 2007 balance of deferred tax assets and a corresponding $3.8 million dollar reduction of the valuation allowances. Therefore, we did not record any adjustment to the beginning balance of retained earnings in our condensed consolidated balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect the annual effective income tax rate. We and its subsidiary file income tax returns in the U.S. federal jurisdiction and in various states. We had tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these attribute carryforwards may remain subject to examination.
     Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, we had no accruals for interest or penalties related to income tax matters.
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
SFAS No. 159
     In February 2007, the FASB issued Statement of Financing Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS 159 is effective for our fiscal year beginning January 1, 2008. We do not currently have any financial instruments for which we intend to elect the fair value option.

18.

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
Three months ended March 31, 2007 (“2007”) compared to the three months ended March 31, 2006 (“2006”): (In thousands)
Revenues:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Product lines sold in 2005	$—	$31	$(31)	—%
Gynodiol and other products	204	31	173	558%
ESTRASORB	153	657	(504)	(77)%

Total product sales	357	719	(362)	(50)%
Contract research and development	222	474	(252)	(53)%
Royalties, milestone and licensing fees	89	110	(21)	(19)%

	$668	$1,303	$(635)	(49)%

     Revenues for the first quarter 2007 were $668,000 as compared to $1,303,000 in the comparable period in 2006. The decrease in revenue from the comparable period in 2006 of $635,000 was principally, due to lower sales of Estrasorb of $504,000, lower contract revenue of $252,000, partially offset by an increase of sales from Gynodiol. Contract research and development revenue is comprised of revenue from government and commercial contracts. The Company recorded revenue from a National Institutes of Health grant to develop a second generation AIDS vaccine of $222,000 for the three months ended March 31, 2007 compared to $340,000 for the three months ended March 31, 2006, a decrease of $118,000.
Operating costs and expenses:

	March 31,
	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold, (which includes idle capacity)	$1,317	$1,233	$84	7%
Excess inventory costs over market	87	315	(228)	(72)%
Research and development	3,659	2,032	1,627	82%
Selling, general and administrative	4,597	2,758	1,839	67%

	$9,660	$6,338	$3,322	52%

19.

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, increased to $1.3 million for the three months ended March 31, 2007, compared to $1.2 million for the three months ended March 31, 2006. Of the $1.3 million cost of products sold during the three months ended March 31, 2007, $0.8 million was due to idle plant capacity costs at our manufacturing facility, compared to $0.4 million for the three months ended March 31, 2006. Plant capacity costs were negatively impacted by an increase in rent for the three months ended March 31, 2007 as well as lower production of Estrasorb. The remaining cost of products sold in both 2007 and 2006 primarily represents the cost of ESTRASORB sales to Esprit and Gynodiol cost of products sold.
Excess Inventory Costs over Market
     As part of the October 2005 License and Supply Agreement for ESTRASORB, we agreed to manufacture and sell ESTRASORB to Esprit Pharma, Inc. at a price that is lower than our current production costs for the inventory manufactured and sold. These excess costs over the fixed price totaled $0.1 million for the three months ended March 31, 2007, as compared to $.3 million in the first quarter of 2006.
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
Research and Development Expenses
     Research and development costs increased from $2.0 million in 2006 to $3.6 million in 2007, an increase of $1.6 million or 82%. This increase was due primarily to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. Research and development expenses were significantly higher in 2007 due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs necessary to move the Company’s influenza vaccine candidates into clinical testing.
Selling, General and Administrative Expenses
     Selling, general and administrative costs were $4.6 million in 2007 compared to $2.8 million in 2006. The increase of $1.8 million was principally due to an increase of the reserves for two former board of director’s notes receivable of $1.0 million in the first quarter of 2007. This reserve represents the difference between the book value of the notes receivables less the market value of the pledged shares of common stock of the Company as of March 31, 2007. In addition, expenses increased in the first quarter of 2007 as a result of increased facility costs of approximately $0.4 million for the Company’s new facility in Rockville, Maryland which was leased in the fourth quarter of 2006.
Other income (expense):

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$904	$250	$654	262%

Interest expense	(300)	(710)	410	(58)%

	$604	$(460)	$1,064	—%

     Net interest income was $0.6 million for 2007 compared to net interest expense of $0.5 million for 2006. The change in net interest income in the first quarter of 2007 as compared to the comparable period ended March 31, 2006, was principally due to significantly higher investment balances resulting from the equity financing which generated proceeds of $56.0 million received late in the first quarter of 2006. Interest expense for the periods ended March 31, 2007 and 2006 primarily represents interest on outstanding convertible debt of $22.0 million.

20.

Net loss:

	2007	2006	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(8,388)	$(5,495)	$(2,893)	53%

Net loss per share	$(0.14)	$(0.11)	$(0.03)	(27)%

Weighted shares outstanding	61,221,075	52,267,386	8,953,689	15%

     Net loss for the three months ended March 31, 2007 was $8.4 million or $(0.14) per share, as compared to $5.5 million or $(0.11) per share for the three months ended 2006, an increase in net losses of $2.9 million or $0.03 per share. The increase in net losses for the period as compared to the quarter ended March 31, 2006, was principally due to increased research spending related to vaccine development of $1.7 million and the expenses related to the reserve recorded in the first quarter of 2007 for former board of directors’ receivables of $1.0 million.
Liquidity and Capital Resources
     Capital requirements depend on numerous factors, including but not limited to the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and manufacturing costs related to ESTRASORB. The Company plans to have multiple vaccines and products in various stages of development and we believe our research and development as well as general administrative expenses and capital requirements will continue to exceed our revenues. Future activities, particularly vaccine and product developments, are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners and government agencies.
     Cash, cash equivalents and short term investments were $67.6 million at March 31, 2007, a decrease of $6.0 million from the December 31, 2006 balance of $73.6 million. The decrease in cash and cash equivalents for the first quarter of 2007 was primarily due to operating activities incurred during the quarter. Working capital as of March 31, 2007 was $65.5 million as compared to $72.0 of December 31, 2006. The decrease in working capital of $6.5 million was principally a result of the operating loss incurred during the first quarter of 2007.
     We intend to use our cash and cash equivalents on hand for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our product candidates, the development of new technologies, capital improvement and general working capital. We will continue to pursue obtaining capital through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate capital resources to sustain operations into 2008.
     As of March 31, 2007, the Company had $22 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $5.46 per share; and mature on July 19, 2009. The Note holders have the right to redeem all or a portion of the Notes if the weighted average price of the Company’s common stock is less than the ten applicable conversion price (currently $5.46 per share) of the Company’s common stock on each of 30 trading days out of the 40 consecutive trading days immediately prior to either the third anniversary (July 19, 2007 or the further anniversary (July 19, 2008) of the issue date of the Notes. If the Note holders exercise their optional redemption right, the Company may elect to pay up to 50% of the outstanding Notes being redeemed in shares of Common Stock. The redemption of the Company’s senior convertible notes would have an adverse effect on the Company’s current cash position and its ability to fund its operations. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, any potential redemption of Notes, licensing arrangements or partnership agreements, we believe we will have adequate capital resources into the second half of 2008.
     If we are unable to obtain additional capital, we will continue to assess our capital resources and we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.

21.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2007, we had cash and cash equivalents and short-term investments of $67.6 million as follows:

Cash and cash equivalents	$7.8	million

Short-term investments	$59.8	million
     Our exposure to market risk is confined to our investment portfolio. We maintain an investment portfolio of investment grade government agency notes and corporate bonds. The securities in our investment portfolio are classified as held until maturity. While we do not believe that an increase in market rates of interest would have any significant negative impact on the realizable value of our investment portfolio, changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flow and results of operations. We are headquartered in the U.S. where we conduct the vast majority of our business activities. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
     At March 31, 2007, the Company has a total debt of $22.9 million, most of which bears interest at fixed interest rates. The Company therefore does not believe that it is exposed to any material interest rate risk as a result of its borrowing activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the quarterly period ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that as of March 31, 2007 the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

22.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     The Company is a defendant in a lawsuit filed in December 2003 by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of the Company was issued and the case was dismissed. The plaintiff has filed an appeal with the court. Management believes the lawsuit is without merit and the likelihood of an unfavorable outcome of such appeal is minimal. Accordingly, no liability related to this contingency has been accrued in the consolidated financial statements as of March 31, 2007.
Item 1A. — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC, other than as mentioned below.
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
Item 6 — Exhibits
10.1	Consulting Agreement dated April 27, 2007 and effective as of March 7, 2007 between the Company and John Lambert.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Interim Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	This exhibit is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

23.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC.

(Registrant)

Date: May 10, 2007	By:	/s/ Rahul Singhvi

Rahul Singhvi
President and Chief Executive Officer
(Principal Executive Officer)

Date May 10, 2007	By:	/s/ Len Stigliano

Len Stigliano
Interim Chief Financial Officer
(Principal Financial Officer)

24.