Form 10-Q
period 2007-06-30
NOVAVAX INC
filed 2007-08-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2007
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
Shares of Common Stock Outstanding August 3, 2007: 62,008,215

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended June 30, 2007
ii

Part I. Financial Information
Item 1. Financial Statements
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,337	$7,161
Short-term investments	53,879	66,434
Accounts and other receivables, net of allowance for doubtful accounts of $236 and $117 as of June 30, 2007 and December 31, 2006, respectively	787	1,274
Inventory	444	600
Prepaid expenses and other current assets	1,033	1,873

Total current assets	63,480	77,342

Property and equipment, net	9,555	9,861
Goodwill	33,141	33,141
Other intangible assets, net	912	978
Other non-current assets	951	555

Total assets	$108,039	$121,877

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$174	$—
Accounts payable	2,479	1,530
Accrued expenses	2,516	3,078
Current portion of notes payable	476	731

Total current liabilities	5,645	5,339

Convertible notes	21,148	22,000
Deferred rent	360	79
Non-current portion of notes payable	627	458

Total liabilities	27,780	27,876

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 62,356,97 shares issued and 62,008,215 outstanding at June 30, 2007, and 62,139,851 issued and 61,791,089 outstanding at December 31, 2006	624	622
Additional paid-in capital	263,629	261,822
Note receivable from director	—	(1,031)
Accumulated deficit	(181,544)	(164,962)
Treasury stock, 348,762 shares at June 30, 2007 and December 31, 2006, cost basis	(2,450)	(2,450)

Total stockholders’ equity	80,259	94,001

Total liabilities and stockholders’ equity	$108,039	$121,877

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$(64)	$378	$293	$1,097
Contract research and development	110	403	332	877
Royalities, milestone and licensing fees	112	58	201	168

Total revenues	158	839	826	2,142

Operating costs and expenses:
Cost of products sold	855	1,161	2,172	2,394
Excess inventory costs over market	473	677	560	992
Research and development	4,193	3,401	7,852	5,433
Selling, general and administrative	3,362	2,638	7,959	5,396

Total operating costs and expenses	8,883	7,877	18,543	14,215

Loss from operations	(8,725)	(7,038)	(17,717)	(12,073)

Interest income, net	531	627	1,135	167

Net loss	$(8,194)	$(6,411)	$(16,582)	$(11,906)

Basic and diluted loss per share	$(0.13)	$(0.10)	$(0.27)	$(0.21)

Basic and diluted weighted average number of common shares outstanding	61,311,954	61,465,003	61,266,765	56,891,602

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and June 30, 2007
(in thousands, except share information)
(unaudited)

				Note
			Additional	Receivable
	Common Stock		Paid	From	Accumulated	Treasury
	Shares	Amount	Capital	Director	Deficit	Stock	Total
Balance, December 31, 2006	62,139,851	$622	$261,822	$(1,031)	$(164,962)	$(2,450)	$94,001

Non-cash compensation costs for stock options	—	—	237	—	—	—	237
Exercise of stock options	54,001	—	85	—	—	—	85
Restricted stock issued as compensation	60,000	1	(1)	—	—	—	—
Non-cash compensation cost for amortization of restricted stock	—	—	146	—	—	—	146
Reclassification due to change in status of a director	—	—	—	1,031	—	—	1,031
Net loss	—	—	—	—	(8,388)	—	(8,388)

Balance, March 31, 2007	62,253,852	623	262,289	—	(173,350)	(2,450)	87,112

Non-cash compensation costs for stock options	—	—	364	—	—	—	364
Exercise of stock options	3,125	—	4	—	—	—	4
Restricted stock issued as compensation	100,000	1	(1)	—	—	—	—
Non-cash compensation cost for amortization of restricted stock	—	—	121	—	—	—	121
Debt discount from modification of covertible debt	—	—	$852	—	—	—	$852
Net loss	—	—	—	—	(8,194)	—	(8,194)

Balance, June 30, 2007	62,356,977	$624	$263,629	$—	$(181,544)	$(2,450)	$80,259

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Operating Activities:
Net loss:	$(16,582)	$(11,906)
Reconciliation of net loss to net cash used in operating activities:
Amortization	66	66
Depreciation	1,405	1,437
Provision for bad debts	218	(104)
Retirement of capital assets	—	46
Amortization of net discounts on short-term investments	(1,367)	—
Reserve for notes receivable and accrued interest	940	—
Amortization of deferred financing costs	129	417
Deferred rent	281	(32)
Non-cash expense for services	29	25
Non-cash stock compensation	839	1,585
Changes in operating assets and liabilities:
Accounts and other receivables	269	(150)
Inventory	156	43
Prepaid expenses and other assets	406	(138)
Accounts payable and accrued expenses	562	(362)
Facility exit costs	—	(84)

Net cash used in operating activities	(12,649)	(9,157)

Investing Activities:
Capital expenditures	(874)	(655)
Purchases of short-term investments	(53,211)	—
Proceeds from maturities of short-term investments	67,133	—

Net cash provided by (used in) investing activities	13,048	(655)

Financing Activities:
Principal payments of notes payable	(486)	(438)
Net proceeds from sales of common stock	—	55,981
Proceeds from the exercise of stock options	89	977
Bank overdraft	174	—

Net cash (used in) provided by financing activities	(223)	56,520

Net increase in cash and cash equivalents	176	46,708
Cash and cash equivalents at beginning of period	7,161	31,893

Cash and cash equivalents at end of period	$7,337	$78,601

Supplemental Disclosures:

Conversion of convertible debt and accrued interest to common stock	$—	$7,068

Cash interest payments	$532,464	$778

Debt discount from modification of convertible debt	$852	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a biopharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins and therefore, are believed incapable of causing infection and disease. Our proprietary production technology uses insect cells rather than chicken eggs or mammalian eggs. The Company’s current product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential and against human seasonal influenza as well as other infectious diseases. On July 31, 2007, the Company began Phase I/IIa clinical trials for its H5N1 pandemic influenza vaccine. The Company also has a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration (“FDA”) approved estrogen replacement product, ESTRASORB®.
     The vaccine products currently under development or in clinical trials by the Company will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The commercial launch of any product is subject to certain risks including, but not limited to, manufacturing scale-up and market acceptance. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.
     In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit Pharma, Inc. (“Esprit”) to co-develop, supply and commercialize the Company’s MNP based testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Esprit was granted exclusive rights to market the product in North America.
     The consolidated financial statements of Novavax for the three months and six months ended June 30, 2007 and 2006, are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales, net of allowances for returns, rebates and chargebacks. The Company sells Estrasorb to Esprit and other products to distributors. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records its sale of the products. Settlement of the rebate generally occurs from three to twelve months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information. The sales return allowance as of June 30, 2007 was $383,000, an increase from the balance as of December 31, 2006 of $238,000.
          A roll-forward of the sales return allowance is as follows:

(in thousands)
(unaudited)
Balance, December 31, 2006	$238
Provision for 2007 sales	—
Returns received from 2006 sales	(38)

Balance, March 31, 2007	200
Provision for 2007 sales	44
Additional provision for planned discontinuation of Gynodiol	158
Returns received from 2004 sales	(19)

Balance, June 30, 2007	$383

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventory
     Inventory consists of raw materials, work-in-process and finished goods, and are recorded at the lower of cost or market, using the first-in-first-out method, and were as follows:

	As of
	June 30, 2007	December 31, 2006
	(unaudited)
	(amounts in thousands)
Raw materials	$358	$263
Work-in-process	86	86
Finished goods	—	251

	$444	$600

     The Company utilizes the provisions of Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility. Included in cost of products sold for the three months and six months ended June 30, 2007 is $609,000, or $0.01 per share, and $1,400,000, or $0.02 per share, respectively, of idle capacity costs, which amounts represent the excess of fixed production overhead costs over that allocated to inventories, as compared to $728,000, or $0.01 per share and $1,128,000, or $0.02 per share for the three and six months ended June 30, 2006.
     During the three months and six months ended June 30, 2007, $476,000 and $560,000, respectively, of inventory costs in excess of market value were included in the accompanying consolidated statements of operations related to the Supply Agreement with Esprit, as compared to $677,000 and $992,000 for the three and six months ended June 30, 2006. Under the terms of this agreement, the Company sold ESTRASORB at a price which was below its manufacturing costs for the product during the first half of 2006 and 2007.
     The Company believes it will be required to continue to manufacture ESTRASORB at a loss until it is able to negotiate with a third party to assume the manufacturing of ESTRASORB or able to increase the production volumes. However, the Company may not be able to successfully achieve either option.
Earnings per share
     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is computed based on the weighted average number of common shares outstanding (the denominator) during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three and six months ended June 30, 2007 and 2006, there were no common stock equivalents included in the calculations of earnings per share as they were all anti-dilutive.
Short-term investments
     As of June 30, 2007 and December 31, 2006, the Company had short-term investments, with original maturity dates ranging from 105 days to six months. These short-term investments have been classified as held until maturity, as the Company has the positive intent and ability to hold them until maturity. Initial investments are recorded at face value less any premiums or discounts. These premiums or discounts are then amortized over the remaining maturity periods of the investments. Included in net interest income on the consolidated statements of operations for the three and six months ended June 30, 2007 was $669,000 and $1,367,000, respectively, of amortization of premiums/discounts related to these short-term investments. The Company did not have any short-term investments as of June 30, 2006.
     As of June 30, 2007, short-term investments were comprised of $47,936,000 of commercial paper and $5,943,000 of asset backed securities. As of December 31, 2006, short-term investments were comprised of $55,760,000 of commercial paper, $1,628,000 of asset backed securities and $9,046,000 of corporate obligations.

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
Property and equipment is comprised of the following:

	As of
	June 30, 2007	December 31, 2006
	(unaudited)
	(amounts in thousands)
Furniture, machinery and equipment	$12,718	$12,193
Leasehold improvements	6,778	6,248
Computer software and hardware	440	396

	19,936	18,837

Less accumulated depreciation	(10,381)	(8,976)

	$9,555	$9,861

Accounting for Facility Exit Costs
     In July 2004, the Company entered into a lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania. This lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options and an early option to terminate after the first five years of the lease. In April 2006, the Company entered into a sublease agreement with Sterilox Technologies, Inc. (now known as Puricore, Inc., “Puricore”) to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot. This sublease had a commencement date of July 1, 2006 and expires on September 30, 2009.
     Consistent with the strategic focus to further develop vaccines, the Company moved its corporate headquarters to Rockville, Maryland, in January 2007. This move allowed the Company to add additional space for its vaccine operations which had previously been based in Rockville, but at another physical location. As a result, the Company entered into an amendment to the sublease agreement with Puricore to sublease an additional 7,500 square feet of the Malvern facility at a premium price per square foot. This amendment had a commencement date of October 25, 2006 and expires on September 30, 2009. As a result of the premium price received on the sublease agreement, as amended, there were no facility exit costs associated with the relocation of the corporate headquarters to Maryland.

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
     Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to seventeen years. Amortization expense was $33,000 for the three months ending June 30, 2007 and 2006, and $66,000 for the six months ending June 30, 2007 and 2006.
     As of June 30, 2007 and December 31, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2007			As of December 31, 2006
		(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill
Goodwill — Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

Other intangible assets, net
Patents	$2,525	$(1,613)	$912	$2,525	$(1,547)	$978

Stock-Based Compensation
     The Company has various stock incentive and option plans, which are described in Note 9 of the Notes to the Consolidated Financial Statements to the Company’s 2006 Annual Report on Form 10-K, that provide for the grant of options and restricted stock to eligible employees, officers, directors and consultants of the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Compensation (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $364,000 and $601,000 for the three and six months ended June 30, 2007 as compared to $420,000 and $1,245,000 for the three months and six months ended June 30, 2006, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     As of June 30, 2007, there were 6,113,120 stock options outstanding. At June 30, 2007, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,727,000 (net of estimated forfeitures). This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average of 1.53 years. During the three and six months ended June 30, 2007, the Company granted 258,000 and 1,199,900 stock options, respectively, with a fair value of approximately $544,000 and $3,153,000 (net of estimated forfeitures), respectively, and 436,836 and 741,561 options were forfeited during the three and six months ended June 30, 2007, respectively.
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three and six months ended June 30, 2007 and 2006, using the Black-Scholes option valuation model were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average fair value of options granted	$2.11	$3.50	$2.63	$2.87
Expected life (years)	4.03-5.94	4.9	4.03-5.94	4.2-4.9
Expected volatility	86-90%	85%	86-94%	85%
Risk free interest rate	4.45 - 4.61%	4.94 - 5.02%	4.45 - 4.61%	4.28-5.02%
Expected dividend	0%	0%	0%	0%
Expected forfeiture rate	20.34%	20.37%	20.34%	20.37%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from vesting date. The expected volatility of the options granted during the three and six month ended June 30, 2007 and 2006 was determined using historical volatilities based on stock prices since the inception of the plans. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate for the three and six month ended June 30, 2007 and 2006 was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
Restricted Stock:
     During the three and six months ended June 30, 2007, the Company granted 100,000 and 160,000 shares of restricted common stock, respectively, under the 2005 Plan totaling $277,000 and $443,000, respectively, in value at the date of grant to officers, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years. During the three and six months ended June 30, 2006, the Company granted 60,000 and 215,000 shares of restricted common stock, respectively, totaling $303,000 and $1,174,000, respectively, to officers, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years.
     Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. For the three and six months ended June 30, 2007, $121,000 and $267,000 respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three and six months ended June 30, 2006, $129,000 and $337,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Segment Information
     The Company currently operates in one business segment, which is the creation of differentiated value-added vaccines that leverage the Company’s proprietary virus-like particle technology and the development of a drug delivery platform using MNP technology. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer who comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
Recent Accounting Pronouncements
          SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, SFAS No. 157 will have on its financial condition, results of operations or liquidity.
          SFAS No. 159
     In February 2007, the FASB issued Statement of Financing Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for our fiscal year beginning January 1, 2008. The Company does not currently have any financial instruments for which it intends to elect the fair value option.
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $3.8 million in uncertain tax positions. The $3.8 million of unrecognized tax benefits was accounted for as a $3.8 million reduction to the January 1, 2007 balance of deferred tax assets and a corresponding $3.8 million dollar reduction of the valuation allowances. Therefore, the Company did not record any adjustment to the beginning balance of retained earnings in its consolidated balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect the annual effective income tax rate. The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards may remain subject to examination.
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2007 and December 31, 2006, the Company had no accruals for interest or penalties related to income tax matters.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Sales and Issuance of Common and Treasury Stock
     During the three and six months ended June 30, 2007, the Company received net proceeds of $85,000 and $89,000, respectively, from the exercise of 3,125 and 57,126 shares of common stock options, at a range of $1.34 to $2.21 per share.
     During the three and six months ended June 30, 2006, the Company received net proceeds of $179,000 and $977,000, respectively, for the exercise of 53,750 and 212,500 shares of common stock options, at a range of $3.56 to $5.81 per share.
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
Convertible Notes
     In March 2006, the holders of $7.0 million principal amount of the Company’s 4.75% senior convertible notes (the “Notes”) exercised their optional right to convert their Notes plus accrued interest of $68,000 into 1,294,564 shares of Novavax common stock, at the per share conversion price then in effect of $5.46. This transaction reduced the aggregate principal amount of such Notes outstanding from $29.0 million to $22.0 million.
     On June 15, 2007, the Company entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of June 30, 2007 and December 31, 2006, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lower the conversion price from $5.46 to $4.00 per share, (ii) eliminate the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandate that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007.
     The Company reviewed the provisions of the FASB’s Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-6, “Application of Issue No. 05-7” and determined that these Amendments did not result in a substantial modification or exchange of debt. As required by EITF 06-6, the Company determined the change in the value of the conversion option and has reduced the convertible debt amount by $852,000 and re-classified this amount to additional paid-in capital. The difference in the option value of $852,000 will be accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense.
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
     In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation from the Company, the Board of Directors approved an extension of the former director’s $448,000 note. Accordingly, the note was reclassified out of stockholders’ equity. As of June 30, 2007, the note and the corresponding accrued interest receivable totaling $567,465 is classified in other current assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and is secured by 95,000 shares of common stock owned by the former director and is payable on December 31, 2007, or earlier, to the extent of the net proceeds from any sale of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. The

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Transactions (continued)
Company reserved $167,000 against this note receivable and the corresponding accrued interest receivable, which represents the difference between the book value of the note and interest receivable less the market value of the 95,000 pledged shares as of December 31, 2006. As of June 30, 2007, the reserve was increased to $289,000 representing the difference in stock price between December 31, 2006 and June 30, 2007 (the share price decreased from $4.10 to $2.90 during the first six months of 2007). This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of June 30, 2007 and correspondingly, in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2007.
     In March 2007, the second director resigned from the Board of Directors. As of March 31, 2007, the director owed the Company $1,294,808 related to his note payable and accrued interest. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. As of June 30, 2007, the note and the corresponding accrued interest receivable totaling $1,307,101 is classified in non-current other assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. A reserve of $862,000 was established as of March 31, 2007 and decreased to $818,000 as of June 30, 2007, representing the amount of the loan balance due, less the value of the pledged common stock valued at June 30, 2007. This reserve is included as an offset to non-current other assets in the accompanying consolidated balance sheet as of June 30, 2007, and correspondingly, in general and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2007.
     On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation is $220,000 in consideration for his consulting services. For the three and six months ended June 30, 2007, the Company paid $41,000 to Mr. Lambert in accordance with the consulting agreement. The Company did not pay any consulting fees to Mr. Lambert for the three and six months ended June 30, 2006.
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, the Company entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering virus-like particle (VLP) technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth could aggregate $5 million through the end of 2008. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product; unless terminated sooner at the Company’s option or by Wyeth for an uncured breach by Novavax.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, the Company entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, the Company has the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. The Company made an upfront cash payment to UMMS. In addition, the Company will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology.
License and Development Agreement and Supply Agreement with Esprit Pharma, Inc.
     In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize the Company’s MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the product in North America. The Company will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit is responsible for all development costs and leads the clinical programs. Under the terms of the Supply Agreement, the Company is responsible for manufacturing the product.
Opportunity Grant Funds
     In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of its corporate headquarters and product development activities to Malvern, Pennsylvania.
     In line with its business strategy, the Company announced in December 2006 that it had signed a long-term lease for its new corporate headquarters and research facility in Rockville, Maryland, where its vaccine operations were located. As a result of the Company’s failure to comply with the conditions of the grant by moving out of Pennsylvania, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant. The Company recorded a current liability of $400,000 in the consolidated balance sheet as of December 31, 2006 and June 30, 2007, and a corresponding expense in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2006.
     In April, 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through DCED, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest will not accrue on the outstanding balance. During the three and six months ended June 30, 2007, the Company made repayments totaling $20,000.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding future product development and related clinical trials, future research and development, including Food and Drug Administration approval and product sales. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements.
     Such factors include, among other things, the following: our ability to progress any product candidates into pre-clinical or clinical trials; the scope, rate and progress of our pre-clinical trials and other research and development activities; the scope, rate and progress of any clinical trials we commence; clinical trial results; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; our ability to obtain rights to technology; our ability to enter into future collaborations with industry partners and the terms, timing and success of any such collaboration; the cost, timing and success of regulatory filings and approvals; our ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity financing or otherwise; general economic and business conditions; competition; business abilities and judgment of personnel; availability of qualified personnel; and other factors referenced herein.
     All forward-looking statements contained in this quarterly report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.
Overview
     Novavax has successfully transitioned from a specialty pharmaceutical company to an innovative, biopharmaceutical company committed to becoming a leader in the fight against infectious disease by developing novel, highly potent vaccines that are safer and more effective than current preventive options. The Company’s platforms include the virus-like particle (“VLP”) technology for vaccines, which utilizes the baculovirus expression system in insect cells, as well as novel vaccine adjuvants based on Novasomes®.
     Currently, our main focus is to leverage our proprietary VLP technology to develop vaccines against influenza viruses that have the potential to cause a pandemic outbreak. VLPs are genetically engineered particles that mimic three-dimensional structures of viruses but are composed of recombinant proteins lacking viral genetic material and therefore are believed to be incapable of causing infection and disease. Our proprietary production technology employs insect cells rather than eggs. We believe we can more rapidly produce a safe, effective, low-cost vaccine as compared with the labor-intensive egg-based process. Key advantages of the technology are the ability to rapidly respond to emerging threats of new strains and a reduced risk of allergic reactions associated with the egg-based process. A proof-of-concept study, conducted in collaboration with the National Institutes of Health and Center for Disease Control, demonstrated that a recombinant VLP vaccine against the H9N2 strain of avian influenza reduced disease morbidity in mice against a live H9N2 virus challenge when compared with unvaccinated animals. This study is the basis for the development of VLP vaccines against H5N1 strains of avian and human seasonal influenza. In addition, Novavax’s vaccine was tested in three animal models, including the ferret, which is believed to be the most predictive model for influenza vaccine effectiveness in humans. Ferrets experience flu symptoms very similar to people who are infected with the virus. Protection, as measured by a reduction in viral load, was assessed in vaccinated ferrets challenged with live H9N2 avian influenza. Like the H5N1 strain, the H9N2 strain initially spread among domestic poultry in Asia. Since then, it has been isolated from humans and is identified as having pandemic potential. Lastly, the Company is studying the applicability of its proprietary adjuvants in conjunction with VLP vaccines to further enhance the immunogenicity of vaccines. Other projects in development using our proprietary VLP technology include vaccines for seasonal influenza and HIV. On July 31, 2007, the Company began Phase I/IIa clinical trials for its H5N1 VLP pandemic influenza vaccine.
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

Overview — continued
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
Significant Transactions in 2007 and 2006
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering virus-like particle (VLP) technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth could aggregate $5 million through the end of 2008. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, we entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, the Company has the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. We made an upfront cash payment to UMMS. In addition, we will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology.
License and Development Agreements and Supply Agreement with Esprit Pharma, Inc.
     We have a License and Supply Agreement for ESTRASORB with Esprit. Under the License Agreement, Esprit has exclusive rights to market ESTRASORB in North America and we will continue to manufacture ESTRASORB. In consideration for the rights granted, Esprit paid us a minimum cash consideration of $12.5 million: $2.0 million was paid at closing, $8.0 million was paid in December 2005, and the remaining $2.5 million was paid on the first anniversary date of the License Agreement in October 2006. We also receive a royalty on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB.
     In April 2006, we entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize our MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the product in North America. We will receive a royalty on all net sales of the product as well as milestone payments on specific pre-determined clinical and regulatory milestones. Esprit is responsible for all development costs and leads clinical programs. Under the terms of the Supply Agreement, we are responsible for manufacturing the product.
New building lease and sublease Agreement with Puricore, Inc.
     In July 2004, we entered into a lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options and an early option to terminate after the first five years of the lease. In April 2006, we entered into a sublease agreement with Sterilox Technologies, Inc. (now known as Puricore, Inc., “Puricore”) to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot. This sublease had a commencement date of July 1, 2006 and expires on September 30, 2009.
     Consistent with the strategic focus to further develop vaccines, we moved our corporate headquarters to Rockville, Maryland, in January 2007. This move allowed the Company to add additional space for its vaccine operations which had previously been based in Rockville, but at another location. As a result, we entered into an amendment to the sublease agreement with Puricore to sublease an additional 7,500 square feet of the Malvern facility at a premium price per square foot. This amendment had a commencement date of October 25, 2006 and expires on September 30, 2009. As a result of the premium price received on the sublease agreement, as amended, there were no facility exit costs associated with the relocation of the corporate headquarters to Maryland.

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
Convertible Notes
     In March 2006, the holders of $7.0 million principal amount of our 4.75% senior convertible notes due July 15, 2009 (the “Notes”) exercised their optional right to convert their Notes plus accrued interest of $68,000 into 1,294,564 shares of Novavax common stock, at the per share conversion price of $5.46. This transaction reduced the aggregate principal amount of such Notes outstanding from $29.0 million to $22.0 million.
     On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of June 30, 2007 and December 31, 2006, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lower the conversion price from $5.46 to $4.00 per share, (ii) eliminate the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandate that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007.
     We reviewed the provisions of the FASB’s Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-6, “Application of Issue No. 05-7” and determined that these Amendments did not result in a substantial modification or exchange of debt. As required by EITF 06-6, we determined the change in the value of the conversion option and have reduced the convertible debt amount by $852,000 and re-classified this amount to additional paid-in capital. The difference in the option value of $852,000 will be accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense.
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
     Other than the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded $3.8 million in uncertain tax positions. The $3.8 million of unrecognized tax benefits was accounted for as a $3.8 million reduction to the January 1, 2007 balance of deferred tax assets and a corresponding $3.8 million dollar reduction of the valuation allowances. Therefore, we did not record any adjustment to the beginning balance of retained earnings in our consolidated balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect the annual effective income tax rate. We and our subsidiary file income tax returns in the U.S. federal jurisdiction and in various states. We had tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards may remain subject to examination.

     Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and June 30, 2007, we had no accruals for interest or penalties related to income tax matters.
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
SFAS No. 159
     In February 2007, the FASB issued Statement of Finance Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We do not currently have any financial instruments for which we intend to elect the fair value option.
Results of Operations
     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in the Company’s SEC filings, including but not limited to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended June 30, 2007 (“2007”) compared to the three months ended June 30, 2006 (“2006”) (In thousands, except share amounts):
Revenues:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Gynodiol and other products	$(334)	$260	$(594)	(228)%
ESTRASORB	270	118	152	129%

Total product sales, net	(64)	378	(442)	(117)%
Contract research and development	110	403	(293)	(73)%
Royalties, milestone and licensing fees	112	58	54	93%

	$158	$839	$(681)	(81)%

     Revenues for 2007 consisted of product sales, contract research revenues and royalties and milestone fees from licensed products. For the three months ended June 30, 2007, total revenues were $158,000 as compared to $839,000 in the comparable period of 2006, a decrease of $681,000. The decrease in revenues during the second quarter of 2007 as compared to the second quarter of 2006 was principally due to lower product sales of $442,000 and lower contract research revenues of $293,000. Lower product sales for the quarter as compared to the comparable period in 2006 were entirely due to a decrease in sales generated from Gynodiol, only partially offset by an increase in Estrasorb sales. In June 2007, we decided to discontinue the sale of Gynodiol during the third quarter of 2007. Accordingly, we recorded additional allowances for sales returns of $200,000 related to the discontinuation. In addition, Gynodiol sales were lower in 2007 due to inventory depletion of certain other dosage forms of the product that have occurred over the past three quarters. Contract research revenues were $110,000 for the second quarter of 2007 as compared to $403,000 in the comparable 2006 period. The decrease in contract research revenues for the comparable quarters was primarily due to contract renewal delays in the second quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Costs and Expenses:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold, (which includes idle capacity)	$855	$1,161	$(306)	(26)%
Excess inventory costs over market	473	677	(204)	(30)%
Research and development	4,193	3,401	792	23%
General and administrative	3,362	2,638	724	27%

	$8,883	$7,877	$1,006	13%

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $0.9 million in 2007, compared to $1.2 million in 2006. Of the $0.9 million cost of products sold for 2007, $0.6 million was due to idle plant capacity costs at our manufacturing facility. Of the $1.2 million cost of products sold for 2006, $0.7 million was due to idle plant capacity costs at our manufacturing facility. The remaining $0.5 million of cost of products sold in 2007 was primarily due to the cost of ESTRASORB sales to Esprit and Gynodiol cost of products sold. The decrease in cost of products sold in the second quarter of 2007 of $306,000 versus the same period of 2006 was due to lower production of Estrasorb and lower sales of Gynodiol.
Excess Inventory Costs over Market
     In accordance with our Supply Agreement with Esprit (see “Significant Transactions in 2007 and 2006”) we sell ESTRASORB at a price that is lower than our current manufacturing costs. These excess costs over the product cost totaled $0.5 and $0.7 million for the three months ended June 30, 2007 and 2006, respectively.
     We believe we will be required to continue manufacturing ESTRASORB at a loss until we are able to negotiate with a third party to assume the manufacturing of ESTRASORB the production volumes are increased. However, we may not be able to successfully achieve either option.
Research and Development Expenses
     Research and development costs increased from $3.4 million in 2006 to $4.2 million in 2007, an increase of $0.8 million, or 23%. This increase was due primarily to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. Research and development expenses were significantly higher in 2007 due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs necessary to move the Company’s influenza vaccine candidates into clinical testing.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses
     General and administrative costs were $3.4 million in 2007 compared to $2.6 million in 2006. The increase of $0.7 million was primarily due to increased accounting costs of $0.2 million primarily related to the adoption of FIN 48 and increased employee related costs and facility costs of approximately $0.4 million for the Company’s new facility in Rockville, Maryland which was leased in the fourth quarter of 2006.
Interest Income, net:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$870	$967	$(97)	(10)%

Interest expense	(339)	(340)	1	—

Net interest income	$531	$627	$(96)	(15)%

     Net interest income was $0.5 million for 2007 compared to interest expense of $0.6 million for 2006. The interest income decrease from $1.0 million in 2006 to $0.9 million in 2007 was entirely due to the decrease in our cash, cash equivalents, and short-term investment balances as of June 30, 2006 compared to June 30, 2007, primarily due to increased spending levels related to our vaccine drug development programs. Interest expense remained consistent at $0.3 million in both 2006 and 2007.
Net Loss:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Net loss	$(8,194)	$(6,411)	$(1,783)	(28)%

Net loss per share	$(0.13)	$(0.10)	$(0.02)	(18)%

Weighted average shares outstanding	61,311,954	61,465,003	(153,049)	—

     Net loss for 2007 was $8.2 million or $0.13 per share, as compared to $6.4 million or $0.10 per share for 2006, an increase of $1.8 million or $0.03 per share. The increase was primarily due to the decrease in revenues of $0.6 million and the increase in operating expenses of $1.0 million, and the $0.1 million decrease in net interest income, all previously discussed. The weighted shares outstanding decreased from 61,465,003 in 2006 to 61,311,954 in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six months ended June 30, 2007 (“2007”) compared to the six months ended June 30, 2006 (“2006”) (In thousands, except share amounts):
Revenues:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Product lines sold in 2006	$—	$31	$(31)	(100)%
Gynodiol and other products	(130)	291	(421)	(145)%
ESTRASORB	423	775	(352)	(45)%

Total product sales, net	293	1,097	(804)	(73)%
Contract research and development	332	877	(545)	(62)%
Royalties, milestone and licensing fees	201	168	33	20%

	$826	$2,142	$(1,316)	(61)%

     Total revenues for the six months ended June 30, 2007 were $826,000, a decrease in revenues of $1,316,000 from the comparable period of 2006. The decrease in revenues for the period in 2007 as compared to 2006 was principally due to lower product sales of $804,000 and lower contract research revenues of $545,000. The decrease in product revenues from $1,097,000 to $293,000 was due to lower Estrasorb shipments of $352,000 due to adjustments in inventory levels made by Esprit to reflect the current revenues of Estrasorb and the discontinuance of the Gynodiol product line which accounted for a decrease of $421,000. The decrease of contract research revenues of $545,000 was principally due to contracts that ended during 2006 and not renewed, as well as a delay on the renewal of contracts. As mentioned above, the decrease in sales from Gynodiol was impacted by our decision in June 2007 to discontinue the sale of Gynodiol during the third quarter of 2007. Accordingly, we recorded additional allowances for sales returns of $0.2 million.
     Royalties, milestone and licensing fees for both 2007 and 2006 remained consistent at $0.2 million and relate primarily to royalties pursuant to the Licensing Agreement with Esprit for ESTRASORB.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Costs and Expenses:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold (which includes idle capacity)	$2,172	$2,394	$(222)	(9)%
Excess inventory costs over market	560	992	(432)	(44)%
Research and development	7,852	5,433	2,419	45%
General and administrative	7,959	5,396	2,563	47%

	$18,543	$14,215	$4,328	30%

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $2.2 million in 2007, compared to $2.4 million in 2006. Of the $2.2 million cost of products sold for 2007, $1.4 million was due to idle plant capacity costs at our manufacturing facility. The remaining $0.8 million primarily represents the cost of ESTRASORB sales to Esprit and Gynodiol cost of products sold. Of the $2.4 million cost of products sold for 2006, $1.1 million was due to idle plant capacity costs at our manufacturing facility. Idle capacity costs for 2007 were $0.3 million higher than in 2006, partially due to lower production of Estrasorb during the six months ended June 30, 2007 as compared to the same period in 2006, a result of inventory balancing of Estrasorb reflecting the current sales volume of the product.
Excess Inventory Costs over Market
     In accordance with our Supply Agreement with Esprit, (see “Significant Transactions in 2007 and 2006”), we sell ESTRASORB at a price that is lower than our current manufacturing costs. These excess costs over the product costs, totaled $0.6 and $1.0 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in excess inventory costs over market in 2007 of $0.4 million as compared to 2006 costs was due to the lower production of Estrasorb in 2007.
     We believe we will be required to continue to manufacture ESTRASORB at a loss until we are able to negotiate with a third party to assume the manufacturing of ESTRASORB or the production volumes are increased. However, we may not be able to successfully achieve either option.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Research and Development Expenses
     Research and development costs increased from $5.4 million in 2006 to $7.9 million in 2007, an increase of $2.5 million, or 45%. This increase was primarily due to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. Research and development expenses were significantly higher in 2007 due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs necessary to move the Company’s influenza vaccine candidates into clinical testing.
General and Administrative Expenses
     General and administrative costs were $8.0 million in 2007 compared to $5.4 million in 2006. The increase of $2.6 million was due in part, to an increase in the reserves for two former board of director’s notes receivable of $1.0 million in 2007. This reserve represents the difference between the book value of the notes receivables less the market value of the pledged shares of common stock of the Company as of June 30, 2007. In addition, expenses increased in 2007 as a result of increased facility costs of approximately $0.4 million for the new facility in Rockville, Maryland, accounting related fees for the adoption of FIN 48 of $0.2 million, and consulting fees related to studies of the vaccine market of $0.2 million.
Interest Income, net:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$1,810	$1,218	$592	49%
Interest expense	(675)	(1,051)	376	36%

Net interest income	$1,135	$167	$968	580%

     Net interest income was $1.1 million for 2007 compared to interest income of $0.2 million for 2006. Interest income increased from $1.2 million in 2006 to $1.8 million in 2007, primarily due to the increase in our average cash, cash equivalents and short-term investment balances from 2006 to 2007. Equity financing transactions occurred during the fourth quarter of 2005 and the first quarter of 2006 accounted for a significant increase in cash. Interest expense decreased from $1.1 million in 2006 to $0.7 million in 2007, principally due to the conversion of $7.0 million in notes payables (to equity) in March 2006.
Net Loss:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Net loss	$(16,582)	$(11,906)	$(4,676)	(39)%

Net loss per share	$(0.27)	$(0.21)	$(0.06)	(29)%

Weighted shares outstanding	61,266,765	56,891,602	4,375,163	8%

     Net loss for 2007 was $16.6 million or $0.27 per share, as compared to $11.9 million or $0.21 per share for 2006, an increase of $4.7 million or $0.06 per share. The increase was primarily due to the decrease in revenues of $1.3 million and an increase in operating expenses of $4.3 million, and the increase of net interest income of $1.0 million, all previously discussed. The weighted shares outstanding increased from 56,891,602 in 2006 to 61,266,765 in 2007 due to the exercise of stock options and the vesting of restricted stock.

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
     Cash, cash equivalents and short-term investments were $61.2 million at June 30, 2007, a decrease of $12.4 million from the December 31, 2006 cash and cash equivalents and short-term investments of $73.6 million. The decrease in cash, cash equivalents and short-term investment balances from December 31, 2006 was principally due to increased research and development spending related to vaccine preclinical development of our novel VLP technology for pandemic and seasonal flu. Working capital was $57.8 million at June 30, 2007 compared to $72.0 million at December 31, 2006, a decrease of $14.2 million. The decrease in working capital was principally related to the cash requirements to fund additional preclinical drug development of our VLP vaccine candidates and the re-classification of a former Board of Directors’ note receivable from current to non-current assets of $0.8 million. We intend to use our cash, cash equivalents and short-term investments for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our product candidates, the development of new technologies, capital improvement and general working capital. We will continue to pursue obtaining capital through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate capital resources to sustain operations into late 2008.
     On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (“Notes”) to amend the terms of the Notes. As of June 30, 2007, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lower the conversion price from $5.46 to $4.00 per share, (ii) eliminate the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandate that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007.
     We reviewed the provisions of the FASB’s Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-6, “Application of Issue No. 05-7” and determined that these Amendments did not result in a substantial modification or exchange of debt. As required by EITF 06-6, we determined the change in the value of the conversion option and have reduced the convertible debt amount by $852,000 and re-classified this amount to additional paid-in capital. The difference in the option value of $852,000 will be accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense.
     If we are unable to obtain additional capital, we will continue to assess our capital resources and we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2007, we had cash, cash equivalents and short-term investments of $61.2 million as follows:

Cash and cash equivalents	$7.3 million
Short-term investments	$53.9 million
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
     At June 30, 2007, we have total debt of $22.3 million, most of which bears interest at fixed interest rates. We do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the quarterly period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that as of June 30, 2007 the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information
Item 1 — Legal Proceedings
     The Company is a defendant in a lawsuit filed in December 2003 by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of the Company was issued and the case was dismissed. The plaintiff has filed an appeal with the court. Management believes the likelihood of an unfavorable outcome of such appeal is minimal. Accordingly, no liability related to this contingency has been accrued in the consolidated balance sheet as of June 30, 2007.
Item 1A — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC, other than mentioned below.
     The Company will continue to manufacture ESTRASORB at a loss until it is able to negotiate with a third party to assume the manufacturing of ESTRASORB or the production volumes are increased. However, the Company may not be able to successfully achieve either option.
Item 4 — Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on June 20, 2007, the following proposals were adopted by the votes specified below:
1.	To elect two directors as Class III directors to serve on the Board of Directors for a three-year term expiring at the 2010 Annual Meeting of Stockholders.

	FOR	WITHHELD
Michael A. McManus, Jr.	46,678,851	8,425,385
Thomas P. Monath, M.D.	53,400,684	1,703,522
In addition to the two Class III directors elected at this year’s Annual Meeting of Stockholders, the Board is composed of three Class II Directors and two Class I Directors. The continuing Class II Directors, whose term will expire at the Company’s 2009 Annual Meeting, are Gary Evans, John Marsh and James Tananbaum. The continuing Class I Directors, whose terms will expire at the Company’s 2008 Annual Meeting, are John Lambert and Rahul Singhvi.

2.	To increase the number of shares of the Company’s common stock available for issuance under the Novavax, Inc. 2005 Stock Incentive Plan by 3,000,000 shares.

For	21,102,672
Against	4,794,156
Abstain	162,346
Broker Non-Votes	29,045,058

Item 6 — Exhibits
10.1	License Agreement, dated as of July 5, 2007, by and between Novavax, Inc. and Wyeth Holding Corporation.**

10.2	Amended and Restated Employment Agreement between the Company and Rahul Singhvi, dated August 2, 2007.

10.3	Amended and Restated Employment Agreement between the Company and Len Stigliano, dated August 2, 2007.

10.4	Amended and Restated Employment Agreement between the Company and Raymond Hage, dated August 2, 2007.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)
Date: August 9, 2007	By:	/s/ Len Stigliano
Len Stigliano
Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and Principal Financial Officer)