Form 10-Q
period 2007-09-30
NOVAVAX INC
filed 2007-11-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2007
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
Shares of Common Stock Outstanding October 31, 2007: 62,008,215

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended September 30, 2007

		Page No.
Part I. Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007 and 2006 (unaudited)	2

	Consolidated Statements of Stockholders' Equity for the three-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4	Controls and Procedures	26

Part II. Other Information

Item 1	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 6	Exhibits	28

Signatures		29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
ii

Part I. Financial Information
Item 1. Financial Statements
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,816	$7,161
Short-term investments	36,444	66,434
Accounts and other receivables, net of allowance for doubtful accounts of $186 and $117 as of September 30, 2007 and December 31, 2006, respectively	1,601	1,274
Inventory	498	600
Prepaid expenses and other current assets	958	1,873

Total current assets	55,317	77,342

Property and equipment, net	9,381	9,861
Goodwill	33,141	33,141
Other intangible assets, net	879	978
Other non-current assets	988	555

Total assets	$99,706	$121,877

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$483	$—
Accounts payable	2,359	1,530
Accrued expenses	2,470	3,078
Current portion of notes payable	305	731

Total current liabilities	5,617	5,339

Convertible notes, net of discount	21,267	22,000
Deferred rent	389	79
Non-current portion of notes payable	550	458

Total liabilities	27,823	27,876

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 62,356,977 shares issued and 62,008,215 outstanding at September 30, 2007, and 62,139,851 issued and 61,791,089 outstanding at December 31, 2006	624	622
Additional paid-in capital	264,219	261,822
Note receivable from director	—	(1,031)
Accumulated deficit	(190,510)	(164,962)
Treasury stock, 348,762 shares at September 30, 2007 and December 31, 2006, cost basis	(2,450)	(2,450)

Total stockholders’ equity	71,883	94,001

Total liabilities and stockholders’ equity	$99,706	$121,877

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$453	$571	$678	$1,668
Contract research and development	710	582	1,146	1,459
Royalties and milestone fees	152	40	318	208

Total revenues	1,315	1,193	2,142	3,335

Operating costs and expenses:
Cost of products sold	1,096	1,170	3,269	3,564
Excess inventory costs over market	757	264	1,317	1,256
Research and development	5,634	2,903	13,487	8,336
General and administrative	3,085	2,550	11,044	7,946

Total operating costs and expenses	10,572	6,887	29,117	21,102

Loss from operations	(9,257)	(5,694)	(26,975)	(17,767)

Other income (expense)
Interest income	749	1,021	2,559	2,239
Interest expense	(458)	(341)	(1,132)	(1,392)

Net loss	$(8,966)	$(5,014)	$(25,548)	$(16,920)

Basic and diluted loss per share	$(0.15)	$(0.08)	$(0.42)	$(0.29)

Basic and diluted weighted average number of common shares outstanding	61,399,445	61,500,942	61,311,478	58,444,933

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007, June 30, 2007 and September 30, 2007
(in thousands, except share information)
(unaudited)

				Note
			Additional	Receivable
	Common Stock		Paid-in	From	Accumulated	Treasury
	Shares	Amount	Capital	Director	Deficit	Stock	Total
Balance, December 31, 2006	62,139,851	$622	$261,822	$(1,031)	$(164,962)	$(2,450)	$94,001

Non-cash compensation costs for stock options	—	—	237	—	—	—	237
Exercise of stock options	54,001	—	85	—	—	—	85
Restricted stock issued as compensation	60,000	1	(1)	—	—	—	—
Non-cash compensation cost for amortization of restricted stock	—	—	146	—	—	—	146
Reclassification due to change in status of a director	—	—	—	1,031	—	—	1,031
Net loss	—	—	—	—	(8,388)	—	(8,388)

Balance, March 31, 2007	62,253,852	623	262,289	—	(173,350)	(2,450)	87,112

Non-cash compensation costs for stock options	—	—	364	—	—	—	364
Exercise of stock options	3,125	—	4	—	—	—	4
Restricted stock issued as compensation	100,000	1	(1)	—	—	—	—
Non-cash compensation cost for amortization of restricted stock	—	—	121	—	—	—	121
Debt discount from modification of convertible debt	—	—	852	—	—	—	852
Net loss	—	—	—	—	(8,194)	—	(8,194)

Balance, June 30, 2007	62,356,977	624	263,629	—	(181,544)	(2,450)	80,259

Non-cash compensation costs for stock options	—	—	464	—	—	—	464
Non-cash compensation cost for amortization of restricted stock	—	—	126	—	—	—	126
Net loss	—	—	—	—	(8,966)	—	(8,966)

Balance, September 30, 2007	62,356,977	$624	$264,219	$—	$(190,510)	$(2,450)	$71,883

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating Activities:
Net loss:	$(25,548)	$(16,920)
Reconciliation of net loss to net cash used in operating activities:
Amortization of intangible assets	99	99
Depreciation and amortization	2,096	2,174
Amortization of deferred financing costs	194	482
Amortization of debt discount	119	—
Provision for bad debts	180	(83)
Retirement of capital assets	—	306
Amortization of net discounts on short-term investments	(1,925)	(531)
Reserve for notes receivable and accrued interest	787	190
Deferred rent	310	(64)
Non-cash expense for services	29	25
Non-cash stock compensation	1,429	1,958
Changes in operating assets and liabilities:
Accounts and other receivables	(507)	529
Inventory	102	(100)
Prepaid expenses and other current assets	1,714	335
Accounts payable and accrued expenses	295	(571)
Facility exit costs	—	(125)
Other non-current assets	(1,182)	(100)

Net cash used in operating activities	(21,808)	(12,396)

Investing Activities:
Capital expenditures	(1,290)	(1,128)
Purchases of short-term investments	(66,718)	(82,567)
Proceeds from maturities of short-term investments	98,633	29,247

Net cash provided by (used in) investing activities	30,625	(54,448)

Financing Activities:
Principal payments of notes payable	(734)	(660)
Net proceeds from sales of common stock	—	55,981
Proceeds from the exercise of stock options	89	1,017
Bank overdraft	483	—
Purchase of treasury stock	—	(93)

Net cash (used in) provided by financing activities	(162)	56,245

Net increase (decrease) in cash and cash equivalents	8,655	(10,599)
Cash and cash equivalents at beginning of period	7,161	31,893

Cash and cash equivalents at end of period	$15,816	$21,294

Supplemental disclosure of non-cash activities:
Conversion of convertible debt and accrued interest to common stock	$—	$7,068

Cash interest payments	$1,070	$1,307

Debt discount from modification of convertible debt	$852	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical stage pharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins and therefore, are believed incapable of causing infection and disease. Our proprietary production technology uses insect cells rather than chicken eggs or mammalian eggs. The Company’s current product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential and against human seasonal influenza as well as other infectious diseases. On July 31, 2007, the Company began Phase I/IIa clinical trials for its H5N1 pandemic influenza vaccine. On September 12, 2007, the Company announced that it has targeted several candidates for pre-clinical development of a vaccine for preventing disease associated with the Varicella Zoster Virus (VZV), which causes shingles. The Company also has a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration (“FDA”) approved estrogen replacement product, ESTRASORB®. The Company has begun efforts to divest its non-vaccine MNP technology.
     The Company’s vaccine products currently under development or in clinical trials will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these vaccine products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The commercial launch of any vaccine product is subject to certain risks including, but not limited to, manufacturing scale-up and market acceptance. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis. The Company’s efforts to divest the MNP technology may not be successful because the Company may not be able to identify a potential licensee or buyer and, even if the Company does identify a licensee or buyer, the price and terms may not be acceptable to the Company.
     The consolidated financial statements of Novavax for the three months and nine months ended September 30, 2007 and 2006, are unaudited. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the disclosures are adequate to make the information presented not misleading. The Company suggests that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition
     The Company recognizes revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales, net of allowances for returns, rebates and chargebacks. The Company sells ESTRASORB to Esprit and other products to distributors. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records its sale of the products. Settlement of the rebate generally occurs from three to twelve months after sale. The Company regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information. The sales return allowance as of September 30, 2007 and December 31, 2006 was $365,000, and $238,000, respectively.
     A roll-forward of the sales return allowance is as follows:

(in thousands)
(unaudited)
Balance, December 31, 2006	$238
Provision for 2007 sales	—
Returns received from 2006 sales	(38)

Balance, March 31, 2007	200
Provision for 2007 sales	44
Additional provision for planned discontinuation of Gynodiol	158
Returns received from 2004 sales	(19)

Balance, June 30, 2007	383
Provision for 2007 sales	—
Returns received from 2004 sales	(18)

Balance, September 30, 2007	$365

     In June 2007, the Company decided to discontinue the sale of Gynodiol during the third quarter of 2007. Accordingly, the Company recorded additional allowances for sales returns of $158,000 in June 2007 related to the planned discontinuation. The Company discontinued sales of Gynodiol in July 2007.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventory
     Inventory consists of raw materials, work-in-process and finished goods, and are recorded at the lower of cost or market, using the first-in-first-out method, and were as follows:

	As of
	September 30,	December 31,
	2007	2006
	(unaudited)
	(amounts in thousands)
Raw materials	$210	$263
Work-in-process	86	86
Finished goods	202	251

	$498	$600

     The Company utilizes the provisions of Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility. Included in cost of products sold for the three months and nine months ended September 30, 2007 is $642,000, or $0.01 per share, and $2,402,000, or $0.04 share, respectively, of idle capacity costs, which amounts represent the excess of fixed production overhead costs over that allocated to inventories, as compared to $672,000, or $0.01 per share, and $1,800,000, or $0.03 per share, for the three and nine months ended September 30, 2006, respectively.
     During the three months and nine months ended September 30, 2007, $757,000 and $1,317,000, respectively, of inventory costs in excess of market value were included in the accompanying consolidated statements of operations related to the Supply Agreement with Esprit, as compared to $264,000 and $1,256,000 for the three and nine months ended September 30, 2006. Under the terms of this agreement, the Company sold ESTRASORB at a price which was below its manufacturing costs for the product during the three and nine months ended September 30, 2007 and 2006.
     In October 2007, Allergan, Inc. (“Allergan”) acquired Esprit Pharma, Inc., and subsequently entered into an agreement with Novavax to terminate its manufacturing supply agreement for ESTRASORB effective October 22, 2007. Pursuant to the terms of the agreement, the Company will complete the manufacture of the remaining orders. As a result, the Company will close its Philadelphia manufacturing facility over the next few months. The Company has not recorded any amounts in the September 30, 2007 financial statements and is in the process of determining the total costs for the termination of its manufacturing operation in Philadelphia.
     In July 2007, the Company discontinued the sale of Gynodiol (see Revenue Recognition above).
Earnings (Loss) per share
     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is computed based on the weighted average number of common shares outstanding (the denominator) during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three and nine months ended September 30, 2007 and 2006, options to purchase 6,091,704 and 5,812,145 shares of common stock were excluded from the calculation of the diluted loss per share because their effect would have been anti-dilutive. The calculation of the diluted loss per share for the three and nine months ended September 30, 2007 also excludes the effect of assuming the conversion of the Company’s 4.75% senior convertible notes because the effect would be anti-dilutive.
Short-term investments
     As of September 30, 2007 and December 31, 2006, the Company had short-term investments, with original maturity dates ranging from 105 days to six months. These short-term investments have been classified as held until maturity, as the Company has the positive intent and ability to hold them until maturity. Initial investments are recorded at face value less any premiums or discounts. These premiums or discounts are then amortized over the remaining maturity periods of the investments. Included in interest income on the consolidated statements of operations for the three and nine months ended September 30, 2007 was $558,000 and $1,925,000, respectively, of amortization of premiums/discounts related to these short-term investments.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     For the three and nine months ended September 30, 2006, interest income included $350,000 and $531,000, respectively, from the amortization of premiums/discounts related to its short-term investments.
     As of September 30, 2007, short-term investments were comprised of $26,743,000 of commercial paper, $5,729,000 of corporate obligations and $3,972,000 of asset backed securities. As of December 31, 2006, short-term investments were comprised of $55,760,000 of commercial paper, $1,628,000 of asset backed securities and $9,046,000 of corporate obligations.
Property and Equipment
     Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the remaining term of the respective lease. Repairs and maintenance costs are expensed as incurred.
     Property and equipment is comprised of the following:

	As of
	September 30,	December 31,
	2007	2006
	(unaudited)
	(amounts in thousands)
Construction in progress	$769	$—
Furniture, machinery and equipment	12,875	12,193
Leasehold improvements	6,368	6,248
Computer software and hardware	441	396

	20,453	18,837

Less accumulated depreciation and amortization	(11,072)	(8,976)

	$9,381	$9,861

     Construction in progress is related to costs incurred in the construction of the Company’s GMP pilot manufacturing facility which started during third quarter of 2007.
Accounting for Facility Exit Costs
     In July 2004, the Company entered into a lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania. This lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options and an option to terminate after the first five years of the lease. In April 2006, the Company entered into a sublease agreement with Sterilox Technologies, Inc. (now known as Puricore, Inc., “Puricore”) to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot. This sublease had a commencement date of July 1, 2006 and expires on September 30, 2009.
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
     Other intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to seventeen years. Amortization expense was $33,000 for the three months ending September 30, 2007 and 2006, and $99,000 for the nine months ending September 30, 2007 and 2006.
     As of September 30, 2007 and December 31, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2007			As of December 31, 2006
	(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill
Goodwill — Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

Other intangible assets, net
Patents	$2,525	$(1,646)	$879	$2,525	$(1,547)	$978

Share-Based Compensation
     The Company has various stock incentive and option plans, which are described in Note 9 of the Notes to the Consolidated Financial Statements to the Company’s 2006 Annual Report on Form 10-K, that provide for the grant of options and restricted stock to eligible employees, officers, directors and consultants of the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-Based Compensation (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $464,000 and $1,065,000 for the three and nine months ended September 30, 2007 as compared to $261,000 and $1,506,000 for the three months and nine months ended September 30, 2006, respectively.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued):
     As of September 30, 2007, there were 6,091,704 stock options outstanding. At September 30, 2007, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,574,000 (net of estimated forfeitures). This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average of 1.61 years. During the three and nine months ended September 30, 2007, the Company granted 106,000 and 1,305,900 stock options, respectively, with a fair value of approximately $164,000 and $2,086,000 (net of estimated forfeitures), respectively, and 65,916 and 878,977 options were forfeited during the three and nine months ended September 30, 2007, respectively.
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three and nine months ended September 30, 2007 and 2006, using the Black-Scholes option valuation model were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average fair value of options granted	$1.94	$2.73	$2.01	$2.84
Expected life (years)	4.03	4.4	4.03-5.94	4.2-4.9
Expected volatility	86%	85%	86-94%	85%
Risk free interest rate	4.39-4.62%	4.73-4.99%	4.39-4.62%	4.28-5.02%
Expected dividend	0%	0%	0%	0%
Expected forfeiture rate	20.34%	20.37%	20.34%	20.37%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from vesting date. The expected volatility of the options granted during the three and nine months ended September 30, 2007 and 2006 was determined using historical volatilities based on stock prices since the inception of the plans. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate for the three and nine months ended September 30, 2007 and 2006 was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
Restricted Stock:
     During the nine months ended September 30, 2007, the Company granted an aggregate of 160,000 shares of restricted common stock, under the 2005 Stock Incentive Plan (the “2005 Plan”) totaling $443,000, in value at the date of grant to an officer, an employee and a director of the Company, which vest upon the achievement of certain milestones or over a period of up to three years. The Company did not grant any shares of restricted common stock for the three months ended September 30, 2007. During the three and nine months ended September 30, 2006, the Company granted 35,000 and 250,000 shares of restricted common stock, respectively, totaling $140,000 and $1,314,000, respectively, to officers, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years.
     Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. For the three and nine months ended September 30, 2007, $126,000 and $393,000, respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three and nine months ended September 30, 2006, $115,000 and $452,000, respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Segment Information
     The Company currently operates in one business segment, which is the creation of differentiated value-added vaccines that leverage the Company’s proprietary virus-like particle technology and the development of a drug delivery platform using MNP technology. The Company is managed and operated as one business. A single management team reports to the Chief Executive Officer, who comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
Recent Accounting Pronouncements
      SFAS No. 159
     In February 2007, the FASB issued Statement of Financing Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning January 1, 2008. The Company does not currently have any financial instruments for which it intends to elect the fair value option.
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
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2007 and December 31, 2006, the Company had no accruals for interest or penalties related to income tax matters.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Sales and Issuance of Common and Treasury Stock
     During the nine months ended September 30, 2007, the Company received net proceeds of $89,000, from the exercise of 57,126 shares of common stock options, at a range of $1.34 to $2.21 per share. The Company did not receive any proceeds from the exercise of common stock during the three months ended September 30, 2007.
     During the three and nine months ended September 30, 2006, the Company received net proceeds of $40,000 and $1,017,000 respectively, for the exercise of 12,875 and 225,375 shares of common stock options, at a range of $1.34 to $5.81 per share.
     In February 2006, the Company completed an offering of 4,597,700 shares of common stock at $4.35 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds, after deducting legal fees, were approximately $19,925,000.
     In March 2006, the Company completed an offering of 5,205,480 shares of common stock at $7.30 per share. The stock was offered and sold pursuant to an existing shelf registration statement. Net proceeds, after deducting underwriter fees of approximately $1,900,000 as well as legal and other miscellaneous fees, were approximately $36,059,000.
     In March 2006, the Company issued 5,981 shares of treasury stock in lieu of payment of services rendered by a consultant for the value of $25,000. The treasury stock has a weighted average cost of $9.51 per share and additional paid-in capital was reduced by $32,000.
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
     On June 15, 2007, the Company entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of September 30, 2007 and December 31, 2006, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. In connection with the Amendments, the Company recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount will be amortized over the remaining term of the Notes. Interest expense includes $102,000 and $119,000 for the three and nine months ended September 30, 2007, respectively, related to the amortization of the debt discount.
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
     In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation from the Company, the Board of Directors approved an extension of the former director’s $448,000 note. Accordingly, the note was reclassified out of stockholders’ equity. As of September 30, 2007, the note and the corresponding accrued interest receivable totaling $573,186 is classified in other current assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and is secured by 95,000 shares of common stock owned by the former director and is payable on December 31, 2007, or earlier, to the extent of the net proceeds from any sale of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company.

During the three months ended September 30, 2006, the Company reserved $167,000 against this note receivable and the corresponding accrued interest receivable, which represents the difference between the book value of the note and interest receivable less the market value of the 95,000 pledged shares as of September 30, 2007 and December 31, 2006. As of June 30, 2007, the reserve was increased to $289,000, representing the difference in stock price between December 31, 2006 and June 30, 2007 (the share price decreased from $4.10 to $2.90 during the first six months of 2007). As of September 30, 2007, the reserve was decreased to $232,000 representing the difference in stock price between June 30, 2007 and September 30, 2007 (the share price increased from $2.90 at June 30, 2007 to $3.59 at September 30, 2007). This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of September 30, 2007. General and administrative expenses in the accompanying consolidated statement of operations include a credit of $57,000 and a charge of $65,000 for the three and nine months ended September 30, 2007.
     In March 2007, the second director resigned from the Board of Directors. As of March 31, 2007, the director owed the Company $1,294,808 related to his note payable and accrued interest. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. As of September 30, 2007, the note and the corresponding accrued interest receivable totaling $1,320,276 is classified in non-current other assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. A reserve of $862,000 was established as of March 31, 2007 and decreased to $818,000 as of June 30, 2007. The reserve was further decreased from $818,000 to $722,000 as of September 30, 2007, representing the amount of the loan balance due, less the value of the pledged common stock valued at September 30, 2007. This reserve is included as an offset to non-current other assets in the accompanying consolidated balance sheet as of September 30, 2007. General and administrative expenses in the accompanying consolidated statement of operations included a credit of $96,000 and a charge of $722,000 for the three and nine months ended September 30, 2007.
     On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation is $220,000 in consideration for his consulting services. Additionally, on March 7, 2007, the Company granted Mr. Lambert 100,000 shares of restricted common stock, under the 2005 Plan totaling $277,000 in value at the date of grant and 250,000 stock options under the 2005 Plan with a fair value of approximately $420,000. Both the restricted stock and stock options vest upon the achievement of certain milestones. For the three and nine months ended September 30, 2007, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $106,000, respectively, in accordance with the consulting agreement. The Company did not record any consulting fees to Mr. Lambert for the three and nine months ended September 30, 2006.
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, the Company entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering virus-like particle (VLP) technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth could aggregate $8 million through the end of 2008, depending on achievement of certain clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product; unless terminated sooner at the Company’s option or by Wyeth for an uncured breach by Novavax.

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
     In October 2007, Allergan purchased Esprit and subsequently entered into an agreement with Novavax, which among other things, terminated the supply agreement for ESP 210 and ESTRASORB, as well as the license agreement for ESP 210 (see Inventory above).
Opportunity Grant Funds
     In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of its corporate headquarters and product development activities to Malvern, Pennsylvania.
     In line with its business strategy, the Company announced in December 2006 that it had signed a long-term lease for its new corporate headquarters and research facility in Rockville, Maryland, where its vaccine operations were located. As a result of the Company’s failure to comply with the conditions of the grant by moving out of Pennsylvania, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant. The Company recorded a current liability of $400,000 in the consolidated balance sheet as of December 31, 2006, and a corresponding expense in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2006.
     In April, 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through DCED, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest will not accrue on the outstanding balance. During the three and nine months ended September 30, 2007, the Company made repayments totaling $20,000 and $40,000, respectively.

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
Overview
     Novavax has successfully transitioned from a specialty pharmaceutical company to an innovative, clinical stage biopharmaceutical company committed to becoming a leader in the fight against infectious disease by developing novel, highly potent vaccines that are safer and more effective than current preventive options. The Company’s platforms include the virus-like particle (“VLP”) technology for vaccines, which utilizes the baculovirus expression system in insect cells, as well as novel vaccine adjuvants based on Novasomes®.
     Currently, our main focus is to leverage our proprietary VLP technology to develop human vaccines against influenza and other viruses. VLPs are genetically engineered particles that mimic three-dimensional structures of viruses but are composed of recombinant proteins lacking viral genetic material and therefore are believed to be incapable of causing infection and disease. Our proprietary production technology employs insect cells rather than eggs. We believe we can more rapidly produce a safe, effective, low-cost vaccine as compared with the labor-intensive egg-based process. Key advantages of the technology are the ability to rapidly respond to emerging threats of new strains and a reduced risk of allergic reactions associated with the egg-based process. A proof-of-concept study, conducted in collaboration with the National Institutes of Health and Center for Disease Control, demonstrated that a recombinant VLP vaccine against the H9N2 strain of avian influenza reduced disease morbidity in mice against a live H9N2 virus challenge when compared with unvaccinated animals. This study is the basis for the development of VLP vaccines against H5N1 strains of avian and human seasonal influenza. In addition, Novavax’s vaccine was tested in three animal models, including the ferret, which is believed to be the most predictive model for influenza vaccine effectiveness in humans. Ferrets experience flu symptoms very similar to people who are infected with the virus. Protection, as measured by a reduction in viral load, was assessed in vaccinated ferrets challenged with live H9N2 avian influenza. Like the H5N1 strain, the H9N2 strain initially spread among domestic poultry in Asia. Since then, it has been isolated from humans and is identified as having pandemic potential. Other projects in development using our proprietary VLP technology include vaccines for seasonal influenza Varicella and HIV (through work with the NIH). On July 31, 2007, the Company began Phase I/IIa clinical trials for its H5N1 VLP pandemic influenza vaccine. On September 12, 2007, the Company announced that it has targeted several candidates for pre-clinical development of a vaccine for preventing disease associated with the Varicella Zoster Virus (VZV), which causes shingles.
     We have also created value by leveraging our micellar nanoparticle (“MNP”) drug delivery technology. ESTRASORB, our first internally developed product using MNP technology, is the first topical emulsion for estrogen therapy approved by the FDA for the treatment of moderate to severe vasomotor symptoms (hot flashes) associated with menopause.

Overview — continued
ESTRASORB was licensed in October 2005 to Esprit Pharma, Inc. (“Esprit”) for marketing in North America. In April 2006, we entered into agreements with Esprit to co-develop, supply and commercialize our MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder (“ESP 210”). In October 2007, Novavax entered into agreements with Allergan, Inc., successor to Esprit, to terminate the supply agreement related to ESTRASORB and the supply and license agreement related to the MNP Testosterone product. The Company has begun efforts to divest the MNP technology.
     The products currently under development or in clinical trials by the Company will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We also recognize that the commercial launch of any product is subject to certain risks including, but not limited to, manufacturing scale-up, market acceptance and competition. No assurance can be given that we can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis. The Company’s efforts to divest the MNP technology may not be successful because the Company may not be able to identify a potential licensee or buyer and, even if the Company does identify a licensee or buyer, the price and terms may not be acceptable to the Company.
Significant Transactions in 2007 and 2006
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering virus-like particle (VLP) technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth could aggregate $5 to $8 million through the end of 2008, depending on the achievement of clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, we entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, we have the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. We made an upfront cash payment to UMMS. In addition, we will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology.
License and Development Agreements and Supply Agreement with Esprit Pharma, Inc.
     We have a License and Supply Agreement for ESTRASORB with Esprit. Under the License Agreement, Esprit has exclusive rights to market ESTRASORB in North America and we have continued to manufacture ESTRASORB. In consideration for the rights granted, Esprit paid us a minimum cash consideration of $12.5 million: $2.0 million was paid at closing, $8.0 million was paid in December 2005, and the remaining $2.5 million was paid on the first anniversary date of the License Agreement in October 2006. We also receive a royalty on all net sales of ESTRASORB as well as milestone payments based on specific pre-determined net sales levels of ESTRASORB.
     In April 2006, we entered into a License and Development Agreement and a Supply Agreement with Esprit to co-develop, supply and commercialize our MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder (ESP 210). Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the product in North America.
     In October 2007, Allergan, Inc. (“Allergan”) acquired Esprit Pharma, Inc., and subsequently entered into an agreement with Novavax to terminate our manufacturing supply agreement for ESTRASORB, and the license and supply agreements for the MNP testosterone product candidate effective October 22, 2007. Pursuant to the terms of the agreement, we will complete the manufacture of the remaining ESTRASORB orders. As a result, we will close our Philadelphia manufacturing facility over the next few months. Additionally, Allergan will return the rights to our MNP testosterone product for the treatment of female hyposexual desire disorder, ESP 210, and terminate its license and supply agreements for ESP 210. We have has not recorded any amounts in the September 30, 2007 financial statements and are the process of determining the total costs for the termination of its manufacturing operation in Philadelphia. The Company has begun efforts to divest its non-vaccine MNP technology.

New building lease and sublease Agreement with Puricore, Inc.
     In July 2004, we entered into a lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five year renewal options and an option to terminate after the first five years of the lease. In April 2006, we entered into a sublease agreement with Sterilox Technologies, Inc. (now known as Puricore, Inc., “Puricore”) to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot. This sublease had a commencement date of July 1, 2006 and expires on September 30, 2009.
     Consistent with the strategic focus to further develop vaccines, we moved our corporate headquarters to Rockville, Maryland, in January 2007. This move allowed us to add additional space for its vaccine operations which had previously been based in Rockville, but at another location. As a result, we entered into an amendment to the sublease agreement with Puricore to sublease an additional 7,500 square feet of the Malvern facility at a premium price per square foot. This amendment had a commencement date of October 25, 2006 and expires on September 30, 2009. As a result of the premium price received on the sublease agreement, as amended, there were no facility exit costs associated with the relocation of the corporate headquarters to Maryland.
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
Convertible Notes
     In March 2006, the holders of $7.0 million principal amount of our 4.75% senior convertible notes due July 15, 2009 (the “Notes”) exercised their optional right to convert their Notes plus accrued interest of $68,000 into 1,294,564 shares of our common stock, at the per share conversion price of $5.46. This transaction reduced the aggregate principal amount of such Notes outstanding from $29.0 million to $22.0 million.
     On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of September 30, 2007 and December 31, 2006, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. In connection with the Amendments, the Company recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount will be amortized over the remaining term of the Notes. Interest expense included $102,000 and $119,000 for the three and nine months ended September 30, 2007, respectively, related to the amortization of the debt discount.
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
     Other than the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded $3.8 million in uncertain tax positions. The $3.8 million of unrecognized tax benefits was accounted for as a $3.8 million reduction to the January 1, 2007 balance of deferred tax assets and a corresponding $3.8 million dollar reduction of the valuation allowances. Therefore, we did not record any adjustment to the beginning balance of retained earnings in our consolidated balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect our annual effective income tax rate. We and our subsidiary file income tax returns in the U.S. federal jurisdiction and in various states. We had tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards may remain subject to examination.
     Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and September 30, 2007, we had no accruals for interest or penalties related to income tax matters.
New Accounting Standards
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
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what impact, if any, SFAS No. 157 will have on our financial condition, results of operations or liquidity.
Results of Operations
     The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained from time to time in our SEC filings, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended September 30, 2007 (“2007”) compared to the three months ended September 30, 2006 (“2006”) (In thousands, except share amounts):
Revenues:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Gynodiol and other products	$52	$178	$(126)	(71)%
ESTRASORB	401	393	8	2%

Total product sales, net	453	571	(118)	(21)%
Contract research and development	710	582	128	22%
Royalties and milestone fees	152	40	112	280%

	$1,315	$1,193	$122	10%

     Revenues for 2007 consisted of product sales, contract research revenues and royalties and milestone fees from licensed products. For the three months ended September 30, 2007, total revenues were $1.3 million as compared to $1.2 million in the comparable period of 2006, an increase of $0.1 million. The increase in revenues during the third quarter of 2007 as compared to the third quarter of 2006 was principally due to an increase in contract research revenues of $0.1 million and an increase in royalties and milestone fees of $0.1 million, partially offset by lower product sales of $0.1 million. Lower product sales for the quarter as compared to the comparable period in 2006 were due to a decrease in sales generated from Gynodiol, partially offset by an increase in ESTRASORB sales. In June 2007, we decided to discontinue the sale of Gynodiol during the third quarter of 2007. Accordingly, we recorded additional allowances for sales returns of $0.2 million related to the discontinuation in June 2007. We discontinued sales of Gynodiol in July 2007. In addition, Gynodiol sales were lower in 2007 due to inventory depletion of certain other dosage forms of the product that have occurred over the past three quarters. Contract research revenues were $0.7 million for the third quarter of 2007 as compared to $0.6 million in the comparable 2006 period. The increase in contract research revenues for the comparable quarters was primarily due to contract renewals in the third quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Costs and Expenses:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold, (which includes idle capacity)	$1,096	$1,170	$(74)	(6)%
Excess inventory costs over market	757	264	493	187%
Research and development	5,634	2,903	2,731	94%
General and administrative	3,085	2,550	535	21%

	$10,572	$6,887	$3,685	54%

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $1.1 million in 2007, compared to $1.2 million in 2006. Of the $1.1 million cost of products sold for 2007, $0.6 million was due to idle plant capacity costs at our manufacturing facility. Of the $1.2 million cost of products sold for 2006, $0.7 million was due to idle plant capacity costs at our manufacturing facility. The remaining $0.5 million of cost of products sold in 2007 and 2006 was primarily due to the cost of ESTRASORB sales to Esprit and Gynodiol cost of products sold. The decrease in cost of products sold in the third quarter of 2007 of $0.1 million versus the same period of 2006 was primarily due to lower sales of Gynodiol.
Excess Inventory Costs over Market
     In accordance with our Supply Agreement with Esprit (see “Significant Transactions in 2007 and 2006”) we sell ESTRASORB at a price that is lower than our current manufacturing costs. These excess costs over the product cost totaled $0.8 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively.
     We are required to complete the manufacture of the remaining orders of ESTRASORB in accordance with our agreement with Allergan in October 2007 to terminate the Esprit Supply Agreement. We believe we will continue to manufacture ESTRASORB at a loss until the effective date of the termination.
Research and Development Expenses
     Research and development costs increased from $2.9 million in 2006 to $5.6 million in 2007, an increase of $2.7 million, or 94%. This increase was due primarily to higher research and development spending and a license fee paid to Wyeth Holdings Corporation to support our strategic focus on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. Research and development expenses were significantly higher in 2007 due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs and initiation of human clinical trials necessary to advance the Company’s influenza vaccine candidates in clinical development.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses
     General and administrative costs were $3.1 million in 2007 compared to $2.5 million in 2006. The increase of $0.6 million was primarily due to increased facility costs of approximately $0.4 million for the Company’s new facility in Rockville, Maryland which was leased in the fourth quarter of 2006 and $0.2 million for increased employee and related costs.
Interest Income, net:

	2007	2006	$ Change	%Change
	(unaudited)	(unaudited)
Interest income	$749	$1,021	$(272)	(27)%

Interest expense	(458)	(341)	(117)	(34)%

Net interest income	$291	$680	$(389)	(57)%

     Net interest income was $0.3 million for 2007 compared to $0.7 million for 2006. The interest income decrease from $1.0 million in 2006 to $0.8 million in 2007 was entirely due to the decrease in our cash, cash equivalents, and short-term investment balances as of September 30, 2007 compared to September 30, 2006, primarily due to increased spending levels related to our vaccine drug development programs. Interest expense increased from $0.3 million in 2006 to $0.5 million in 2007. The increase is due to the amortization of the debt discount. There was no amortization of debt discount for three months ended September 30, 2006.
Net Loss:

	2007	2006	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(8,966)	$(5,014)	$(3,952)	(79)%

Net loss per share	$(0.15)	$(0.08)	$(0.07)	(88)%

Weighted average shares outstanding	61,399,445	61,500,942	(101,497)	—%

     Net loss for 2007 was $9.0 million or $0.15 per share, as compared to $5.0 million or $0.08 per share for 2006, an increase of $4.0 million or $0.07 per share. The increase was primarily due to the decrease in revenues of $0.1 million and the increase in operating expenses of $2.7 million, and the $0.4 million decrease in net interest income, all previously discussed. The weighted shares outstanding decreased from 61,500,942 in 2006 to 61,399,445 in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Nine months ended September 30, 2007 (“2007”) compared to the nine months ended September 30, 2006 (“2006”) (In thousands, except share amounts):
Revenues:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Product Sales:
Product lines sold in 2006	$—	$42	$(42)	(100)%
Gynodiol and other products	(78)	268	(346)	(129)%
ESTRASORB	756	1,358	(602)	(44)%

Total product sales, net	678	1,668	(990)	(59)%
Contract research and development	1,146	1,459	(313)	(21)%
Royalties and milestone fees	318	208	110	53%

	$2,142	$3,335	$(1,193)	(36)%

     Total revenues for the nine months ended September 30, 2007 were $2.1 million a decrease in revenues of $1.2 million from the comparable period of 2006. The decrease in revenues for the period in 2007 as compared to 2006 was principally due to lower product sales of $1.0 million and lower contract research revenues of $0.3 million, only partially offset by an increase in royalties, milestones and licensing fees of $0.1 million. The decrease in product revenues from $1.7 million to $0.7 million was due to lower ESTRASORB shipments of $0.6 million due to adjustments in inventory levels made by Esprit to reflect the current revenues of ESTRASORB and the discontinuance of the Gynodiol product line which accounted for a decrease of $0.4 million. The decrease of contract research revenues of $0.3 million was principally due to contracts that ended during 2006 and not renewed, as well as a delay on the renewal of contracts. As mentioned above, the decrease in sales from Gynodiol was impacted by our decision in June 2007 to discontinue the sale of Gynodiol during the third quarter of 2007. Accordingly, we recorded additional allowances for sales returns of $0.2 million in June 2007. We discontinued the sale of Gynodiol in July 2007.
     Royalties, milestone and licensing fees increased from $0.2 million in 2006 to $0.3 million in 2007 and relate primarily to royalties pursuant to the Licensing Agreement with Esprit for ESTRASORB.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Costs and Expenses:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold (which includes idle capacity)	$3,269	$3,564	$(295)	(8)%
Excess inventory costs over market	1,317	1,256	61	5%
Research and development	13,487	8,336	5,151	62%
General and administrative	11,044	7,946	3,098	39%

	$29,117	$21,102	$8,015	38%

Cost of Products Sold and Idle Capacity
     Cost of products sold, which includes fixed idle capacity costs at our manufacturing facility, decreased to $3.3 million in 2007, compared to $3.6 million in 2006. Of the $3.3 million cost of products sold for 2007, $2.0 million was due to idle plant capacity costs at our manufacturing facility. The remaining $1.3 million primarily represents the cost of ESTRASORB sales to Esprit and Gynodiol cost of products sold. Of the $3.6 million cost of products sold for 2006, $1.8 million was due to idle plant capacity costs at our manufacturing facility. Idle capacity costs for 2007 were $0.2 million higher than in 2006, partially due to lower production of ESTRASORB during the nine months ended September 30, 2007 as compared to the same period in 2006, a result of inventory balancing of ESTRASORB reflecting the current sales volume of the product.
Excess Inventory Costs over Market
     In accordance with our Supply Agreement with Esprit, (see “Significant Transactions in 2007 and 2006”), we sell ESTRASORB at a price that is lower than our current manufacturing costs. These excess costs over the product costs, totaled $1.3 million for the nine months ended September 30, 2007 and 2006.
     We are required to continue to manufacture the remaining orders of ESTRASORB through the termination of the Supply Agreement with Allergan. We believe we will continue to generate a manufacturing loss until the effective date of the completion of all outstanding orders which will be completed in the fourth quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Research and Development Expenses
     Research and development costs increased from $8.3 million in 2006 to $13.5 million in 2007, an increase of $5.2 million, or 62%. This increase was primarily due to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. Research and development expenses were significantly higher in 2007 due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical and human clinical trial testing, process development, manufacturing and quality-related programs necessary to advance the Company’s influenza vaccine candidates in clinical development.
General and Administrative Expenses
     General and administrative costs were $11.0 million in 2007 compared to $7.9 million in 2006. The increase of $3.1 million was due in part, to an increase in the reserves for two former board of director’s notes receivable of $0.8 million in 2007. This reserve represents the difference between the book value of the notes receivables less the market value of the pledged shares of common stock of the Company as of September 30, 2007. In addition, expenses increased in 2007 as a result of increased facility costs of approximately $1.4 million for the new facility in Rockville, Maryland, increased employee and related costs of $0.5 million, accounting related fees for the adoption of FIN 48 of $0.2 million, and consulting fees related to studies of the vaccine market of $0.2 million.
Interest Income, net:

	2007	2006	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$2,559	$2,239	$320	14%
Interest expense	(1,132)	(1,392)	260	19%

Net interest income	$1,427	$847	$580	68%

     Net interest income was $1.4 million for 2007 compared to interest income of $0.8 million for 2006. Interest income increased from $0.8 million in 2006 to $1.4 million in 2007, primarily due to the increase in our average cash, cash equivalents and short-term investment balances from 2006 to 2007. Equity financing transactions occurred during the fourth quarter of 2005 and the first quarter of 2006 which accounted for a significant increase in cash. Interest expense decreased from $1.4 million in 2006 to $1.1 million in 2007, principally due to the conversion of $7.0 million in notes payables (to equity) in March 2006.
Net Loss:

	2007	2006	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(25,548)	$(16,920)	$(8,628)	(51)%

Net loss per share	$(0.42)	$(0.29)	$(0.13)	(45)%

Weighted shares outstanding	61,311,478	58,444,933	2,866,545	5%

     Net loss for 2007 was $25.5 million or $0.42 per share, as compared to $16.9 million or $0.29 per share for 2006, an increase of $8.6 million or $0.13 per share. The increase was primarily due to the decrease in revenues of $1.2 million and an increase in operating expenses of $8.0 million, and the increase of net interest income of $1.4 million, all previously discussed. The weighted shares outstanding increased from 58,444,933 in 2006 to 61,311,478 in 2007 due to the exercise of stock options and the vesting of restricted stock.

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
     On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (“Notes”) to amend the terms of the Notes. As of September 30, 2007, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007.
     In October 2007, Novavax entered into agreements to terminate its supply agreements with Esprit, now Allergan. In connection with the termination, the Company intends to wind down operations at its manufacturing facility in Philadelphia, Pennsylvania. The closing of the manufacturing facility may cause the Company to write off certain assets and make severance payments to certain employees, the amounts of which are currently unknown. Consequently, the closing of the facility will have an impact on the Company’s working capital, results of operations, and cash flows. Once the facility is closed, the termination of the production of ESTRASORB will reduce the prospective use of cash by approximately $3.5 million on an annual basis, which will be used to help fund future vaccine development.
     Cash, cash equivalents and short-term investments were $52.3 million at September 30, 2007, a decrease of $21.3 million from the December 31, 2006 cash and cash equivalents and short-term investments of $73.6 million. The decrease in cash, cash equivalents and short-term investment balances from December 31, 2006 was principally due to increased research and development spending related to vaccine clinical development of our novel VLP technology for pandemic and seasonal flu. Working capital was $49.7 million at September 30, 2007 compared to $72.0 million at December 31, 2006, a decrease of $22.3 million. The decrease in working capital was principally related to the cash requirements to fund additional preclinical and clinical drug development of our VLP vaccine candidates and the re-classification of a former Board of Directors’ note receivable from current to non-current assets of $0.8 million. We intend to use our cash, cash equivalents and short-term investments for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our product candidates, the development of new technologies, capital improvement and general working capital. We will continue to pursue obtaining capital through product licensing, co-development arrangements on new products, debt, or the public or private sale of securities of the Company. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Based on our assessment of the availability of capital and our business operations as currently contemplated, in the absence of new financings, licensing arrangements or partnership agreements, we believe we will have adequate capital resources to sustain operations into late 2008.
     If we are unable to obtain additional capital, we will continue to assess our capital resources and we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2007, we had cash, cash equivalents and short-term investments of $52.3 million as follows:

Cash and cash equivalents	$15.8 million
Short-term investments	$36.4 million
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
     On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of September 30, 2007 and December 31, 2006, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. In connection with the Amendments, the Company recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount will be amortized over the remaining term of the Notes. Interest expense included $102,000 and $119,000 for the three and nine months ended September 30, 2007, respectively, related to the amortization of the debt discount.
     As of September 30, 2007, we have total debt of $22.1 million (net of the debt discount of $733,000), most of which bears interest at fixed interest rates. We do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the quarterly period ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that as of September 30, 2007 the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information
Item 1 — Legal Proceedings
     The Company was a defendant in a lawsuit filed in December 2003 by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of the Company was issued and the case was dismissed. The plaintiff has filed an appeal with the court. On August 14, 2007, the directed verdict in favor of the Company and the dismissal of the case was affirmed.
Item 1A — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC, other than mentioned below.
     In October 2007, Allergan, Inc. (“Allergan”) acquired Esprit Pharma, Inc., and subsequently entered into an agreement with Novavax to terminate its manufacturing supply agreement for ESTRASORB effective December 31, 2007. Pursuant to the terms of the agreement, the Company will complete the manufacture of the remaining orders. As a result, the Company will close its Philadelphia manufacturing facility over the next few months. The Company has not recorded any amounts in the September 30, 2007 financial statements and is in the process of determining the total costs for the termination of its manufacturing activity. The termination of the manufacturing facility may cause the Company to write off certain assets and make severance payments to certain employees, the amount of which is currently unknown.

Item 6 — Exhibits
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

NOVAVAX, INC. (Registrant)
Date: November 9, 2007	By:	/s/ Len Stigliano
Len Stigliano
Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and Principal Financial Officer)