Form 10-K
period 2007-12-31
NOVAVAX INC
filed 2008-03-17
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-26770
NOVAVAX, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2816046 (I.R.S. Employer Identification No.)

9920 Belward Campus Drive, Rockville, Maryland (Address of principal executive offices)	20850 (Zip Code)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sale price of such stock as reported by the NASDAQ National Market on such date was $179,823,824. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2007 were excluded. Exclusion of such shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

As of March 10, 2008, there were 61,962,120 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2007 in connection with the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we”, “us”, “our”, “Novavax” and “the Company” refer to Novavax, Inc.

i

Table of Contents

Page No.

Index To The Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-5
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007	F-6
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007	F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	F-8
Notes to the Consolidated Financial Statements	F-9

ii

PART I

Item 1.	BUSINESS

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

Overview

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”) was incorporated in 1987, and is a clinical-stage biopharmaceutical company focused on creating differentiated, value-added vaccines that improve upon current preventive options for a range of infectious diseases. These vaccines leverage the Company’s virus-like particle (“VLP”) platform technology coupled with a unique, disposable production technology. In 2005, Novavax transitioned from a specialty pharmaceutical company that sold and marketed women’s health products to an innovative, biopharmaceutical company focused on vaccines. The Company is now firmly focused on its VLP vaccine technology platform.

VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins believed to be incapable of causing infection and disease. The Company is initially focused on the pandemic (avian) influenza virus and seasonal flu development programs. During 2007, the Company announced two additional discovery programs for the treatment of Varicella Zoster and an undisclosed disease target.

Novavax made significant progress in 2007 in the development of its vaccine that targets the H5N1 avian influenza with pandemic potential. In June 2007, the Company released results from an important preclinical study in which ferrets that received Novavax’s pandemic vaccine were protected from a lethal challenge of the H5N1 virus. After filing an Investigational New Drug application (IND), Novavax initiated its Phase I/IIa human clinical trial in July 2007. Novavax released interim human data from the first portion of this clinical trial in December 2007. These interim results demonstrated that Novavax’s pandemic influenza vaccine can generate a protective immune response. The Company plans to begin patient enrollment in the second portion of the Phase I/IIa trial prior to March 31, 2008 to gather additional patient immunogenicity and safety data and determine a final dose through the completion of this clinical trial. It is anticipated that initial immunogenicity and safety data will be available early in the third quarter of 2008 with study completion by the end of 2008 to include ongoing safety data collection.

The Company progressed development of its VLP trivalent vaccine that targets seasonal influenza virus in 2007. In December 2007, Novavax announced results from a preclinical study in mice. The Company plans to conduct additional preclinical studies during the first quarter of 2008 with the goal of advancing its seasonal influenza program into human clinical trials late in the second quarter or early third quarter of 2008.

Importantly, Novavax has developed a unique production process for making its recombinant VLP-based vaccines using portable, disposable manufacturing technology that has advantages over traditional egg-based vaccine manufacturing and other vaccines in development. Because the equipment is both portable and disposable, a facility to produce VLP-based vaccines can be constructed and validated for production use in 12-18 months (depending on the capacity) as compared to current egg-based facilities which can take four or more years to deploy. Our manufacturing technology requires substantially less capital costs than traditional egg-based manufacturing (currently estimated at up to 75% less capital cost). Due to the use of the Company’s proprietary VLP approach in developing recombinant vaccines, the current production yields are encouraging compared to currently used egg-based vaccines as well as developing mammalian cell growth approaches.

The following table shows the current stage of each product candidate in Novavax’s vaccine pipeline:

	Discovery	Preclinical	Phase I/IIa	Phase IIb/III

Pandemic Influenza	✓	✓	✓
Seasonal Influenza	✓	✓
Varicella Zoster (Shingles)	✓
Undisclosed Disease Target	✓

The Company also has a drug delivery platform based on micellar nanoparticles (“MNPs”), proprietary oil and water nanoemulsions used for the topical delivery of drugs. The MNP technology was the basis for Novavax’s first FDA - approved estrogen replacement product, Estrasorb®. In October 2005, the Company entered into license and supply agreements for Estrasorb with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc. (“Allergan”), under which the Company manufactured Estrasorb, and Allergan had an exclusive license to sell Estrasorb in North America. In 2007, the Company and Allergan terminated the supply agreement. In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Allergan to co-develop, supply and commercialize the Company’s MNP-based testosterone product candidate for the treatment of female hypoactive sexual desire disorder. In October 2007, these agreements were mutually terminated. In February 2008, the Company entered into asset purchase and supply agreements with Graceway Pharmaceuticals, LLC related to Estrasorb and supply of additional units of Estrasorb and terminated the Estrasorb license agreement with Allergan. The Company is seeking to capitalize on the value of its additional MNP technology assets through a potential sale or license of the technology in fields of use outside vaccines and has engaged an investment bank to aid in the search for potential buyers or licensees.

Our Strategy

The key elements of our business strategy are as follows:

•	Leverage our proven technologies in influenza and other vaccine candidates without the use of an adjuvant.

Our recombinant VLP technology is well suited to create differentiated vaccines against pandemic and seasonal influenza and other infectious diseases. VLPs are a proven technology as they have been used in marketed vaccine products such as Gardasil sold by Merck & Co. Interim data from the Phase I/IIa study of our H5N1 vaccine candidate provided the human proof-of-concept of our proprietary VLP platform. The data showed that, among the subjects in the study, the vaccine, without the use of an adjuvant, was well tolerated and demonstrated a dose dependent response.

This technology and our manufacturing process also address several of the technical and logistical issues associated with a potential pandemic. It allows rapid creation of new vaccines within 12 weeks of the identification of emerging strains of influenza, and the manufacturing process can be rapidly commissioned and scaled up (as compared to existing vaccines that take up to 6 months to produce a vaccine from the identification of a viral strain).

Adjuvants are chemical substances that can boost the human immune system, but are subject to more scrutiny by the regulatory agencies.

In addition, the technology provides a platform for an immunogenic seasonal flu vaccine as well as other vaccines against other infectious diseases.

•	Build a robust pipeline of products based on our VLP technology.

Novavax’s VLP technology is a platform technology which provides an efficient system to select lead candidates, refine manufacturing processes and optimize development across product candidates. Based on this platform nature of the technology, Novavax currently has one vaccine in human clinical trials, one vaccine that is in late stage preclinical and toxicology studies, and two new proprietary vaccine programs for vaccines for which leading candidates are entering preclinical evaluation. Based on current plans, we expect to have two influenza vaccines in Phase II trials by the second half of 2008.

•	Maximize the potential of our unique and efficient manufacturing process.

The baculovirus expression system manufacturing process of VLP vaccines has been developed using a portable, disposable approach which requires less labor and infrastructure than egg-based vaccine manufacturing processes. In addition, using process development techniques, the vaccines under development are providing yields which will lower cost of production, but also allow the possibility of higher dose products that are commercially viable. Novavax can maximize these advantages in the near term by producing vaccines for the preclinical and clinical needs of its vaccine pipeline of products, and in the long term through potential commercialization advantages.

•	Seek strategic collaborations and partnerships to advance products and technologies.

We are engaged in seeking strategic collaborations and partnerships to further develop, co-market and potentially commercialize our vaccine products. In December 2007, the Company announced a marketing collaboration with GE Healthcare to provide a novel pandemic flu solution to select international countries. The agreement combines Novavax’s novel VLP and manufacturing approach with GE Healthcare’s disposable manufacturing technologies. The goal of this partnership is to seek international countries that desire in-border control over production and distribution of pandemic vaccines to their citizens. The relationship with GE Healthcare is driven by the novel vaccines that Novavax is developing coupled with GE Healthcare disposable equipment technologies.

•	Capitalize on the value of our MNP and other technologies through sales or licenses.

The Company is seeking to capitalize, through asset sales or licensing transactions, on the value of the micellar nanoparticle process (“MNP”) drug delivery system, and its other technologies and products that remain from its specialty pharmaceutical focus.

Research and Development Technology and Activities

Vaccines

VLPs.  We develop and produce biopharmaceutical proteins for use as vaccines against pandemic and seasonal influenza and other infectious diseases, and as tolerogens to prevent inflammatory responses in the initiation and progression of stroke and other illnesses. Our lead vaccine technology platform is based on virus-like particles (“VLPs”), which are self-assembling protein structures that resemble viruses. These are noninfectious particles that, for many viral diseases, have been shown in animal and human studies to make effective vaccines. VLPs closely mimic natural virus particles with repeating protein structures that can elicit broad and strong antibody and cellular immune responses, but lack the genetic material required for replication. We have several ongoing development programs involving VLP vaccines that address urgent medical needs, including pandemic and seasonal influenza, Varicella Zoster and other infectious diseases.

Pandemic Influenza VLP Vaccine.  In the recent past, unexpected subtypes of avian origin have resulted in severe morbidity and mortality in a limited number of people. Highly pathogenic H5N1 influenza viruses which are now widespread in poultry in Asia and have spread to some European countries, have been linked to human infection. Genetic reassortment between avian and human influenza subtypes, or genetic mutations, may lead to the emergence of a virus capable of causing worldwide illness, a pandemic. Proof-of-concept of the VLP approach in H5N1 pandemic influenza has been demonstrated by the Phase I/IIa human clinical trial interim results released by Novavax in December 2007. The Company reported that its VLP vaccine for H5N1 influenza is immunogenic, that elicited immune responses at both 15 and 45 mcg doses. Before March 31, 2008, the second portion of the Phase I/IIa study is expected to begin enrollment of additional subjects using a range of doses of H5N1 to select a final dose for further study in humans. Ongoing safety data will also be evaluated in this continuing study.

Seasonal Influenza VLP Vaccine.  According to the Center for Disease Control, every year between 5% and 20% of the United States population is infected by the influenza virus. While the severity of illness varies, influenza causes an estimated 36,000 deaths in the United States and 500,000 worldwide annually. These seasonal outbreaks have in recent years been caused by subtypes of influenza virus designated as H3N2 and H1N1. The interim human results from the Phase I/IIa clinical trial for the H5N1 (pandemic) vaccine could be an early indicator of potential success of our seasonal influenza vaccine, which is scheduled to commence human clinical trials late in the second quarter or early in the third quarter of 2008.

Varicella Zoster VLP Vaccine.  In September 2007, the Company announced a new discovery-phase product indication target for the prevention of a disease associated with Varicella Zoster virus in older patients, commonly referred to as Shingles. Shingles, a skin rash often with painful blisters, is caused by the same virus that causes chickenpox. Shingles most frequently occurs in patients 60 years or older and manifests itself with acute pain (post-herpetic neuralgia-PHN) which occurs in 65% of affected patients. With only one approved vaccine currently approved for use, the potential market for Varicella Zoster is significant.

Undisclosed Target VLP Vaccine.  Novavax has another discovery-phase product indication target for a disease indication that it has, for competitive reasons, not yet been disclosed.

VLP Vaccine Manufacturing.  All currently approved influenza vaccines are produced by growing virus in chicken eggs, from which the virus is extracted and further processed. This 50-year-old egg-based production method requires a minimum of a six-month lead time for production of a new strain of virus and significant investment in fixed production facilities, with relatively low production yields. The vaccine shortage during the 2004 flu season (caused by a contamination issue at a facility in the United Kingdom) highlighted the limitations of current production methods and the need for increased vaccine manufacturing capacity. It also heightened concerns regarding manufacturers’ capacity to respond to a pandemic, when the number of vaccine doses required will be higher than the number required for seasonal flu vaccines and manufacturing lead times will be even shorter. We produce VLPs using a baculovirus expression system in insect cells with disposable, low-cost equipment that can be readily dispersed both nationally and internationally. By not requiring significant production batch sizes, production capacity can be employed quickly; estimated to be built and validated within twelve to eighteen months compared to the current approved manufacturing technology that can take four years or more to deploy. Lead times for production against new virus strains are measured in weeks, not months.

In 2007, we streamlined operations by consolidating our offices and laboratories into our new corporate headquarters in Rockville, Maryland where we leased a 51,000 square foot, stand-alone facility. This facility has ample office space, state of the art laboratory space, as well as utilities that allow for operating a Good Manufacturing Practice (“GMP”) pilot plant. In late 2007, we embarked on making leasehold improvements to create a GMP pilot plant in this facility that we expect to commission in the second quarter of 2008. This facility will showcase the capability of our disposable production technology to create vaccine production capacity rapidly, in a low infrastructure environment, at a fraction of the cost required to bring traditional vaccine facilities on line. In addition to lower capital costs, we have made substantial improvement in our production yields during 2007 which allows us to remain highly competitive from a cost perspective even at higher vaccine doses. We will continue to operate our manufacturing operations for producing Phase I/II vaccine materials at our Taft Court facility, also located in Rockville, Maryland, until the new GMP build out at our corporate headquarters is completed and validated which is anticipated to be in the second quarter of 2008.

VLP Intellectual Property Rights.  In March 2007, the Company secured additional intellectual property through the licensing of additional VLP technology through a license agreement with the University of Massachusetts using their proprietary paramyxoviruses as a core for building VLP vaccines. In July 2007, the Company entered into a non-exclusive license agreement with Wyeth Holdings Corporation to obtain rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use.

Other VLP Projects.  Novavax is working on certain other vaccine projects with sponsoring organizations. These projects, described below, are currently funded and controlled by other parties. As is typical with these research contracts, the Company does not currently have commercial rights to these products.

HIV-1/AIDS VLP Vaccine.  The human toll of AIDS is staggering and now kills more people worldwide than any other infectious disease. Nearly 34 million people are infected with HIV-1, including 2.5 million people who were newly infected in 2007, according to the World Health Organization (“WHO”). Under a five-year National Institutes of Health (“NIH”) grant, which was awarded in 2003, we are working in collaboration with leading scientists from the University of Alabama — Birmingham, Emory University and Harvard Medical School in the development of a second-generation AIDS vaccine. In January 2007, the Company announced that it has significantly enhanced both the quality and purity of its VLP vaccine for HIV/AIDS. This second generation AIDS vaccine is based on the HIV-1 viral envelope with a natural three-dimensional structure to trigger a protective immune response. Preclinical studies are under way using the improved HIV-1 vaccine, and planning has begun to advance this new vaccine to human clinical trials in collaboration with the United States government potentially as early as 2009. Early versions of Novavax’s VLP vaccine were successful in triggering immune responses in preclinical studies, however, attempts to develop a vaccine against this disease has proven to be elusive to date. Novavax scientists and its collaborators discovered a way to optimize the expression of the HIV-1 envelope, which is a principal target for immunity in humans. The Company does not have commercial rights to this potential vaccine; however, the project does demonstrate the breadth of potential application of VLPs to various infectious diseases.

SARS VLP Vaccine.  In 2005, the NIH awarded us a $1.1 million, three-year grant to develop a vaccine to prevent Severe Acute Respiratory Syndrome (“SARS”). SARS is a severe form of pneumonia, accompanied by a fever and caused by a coronavirus. Our SARS VLP vaccine is also based on the production of coronavirus-like VLPs in insect cells. The vaccine candidate is anticipated to be entering preclinical studies in 2008. Novavax does not have the commercial rights to this product and continues to work with NIH funding to support its development.

E-Selectin Tolerogen.  In collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”), we have been developing E-selectin-based molecularly-derived products for the prevention of strokes. In September 2002, a published report in the professional journal “Stroke” provided experimental evidence on prevention of stroke in stroke-prone rats. These results provided supportive evidence that E-selectin tolerization may help in the prevention of strokes and other illness where inflammatory and immune responses are involved in the initiation and progression of disease. We were awarded a government contract for the formulation development and manufacture of E-selectin for Phase I clinical trials to be run by the NINDS and the NIH. Formulation and product has been produced by the Company for future preclinical and human clinical trials. Novavax does not have commercial rights to this product.

Research and Development Funding

Total externally contracted research and development costs were $1.0 million in 2007, $0.9 million in 2006 and $1.8 million in 2005. Total internally sponsored research and development costs were $16.7 million in 2007, $10.6 million in 2006 and $3.3 million in 2005. Development costs totaling $0.2 million for Estrasorb were included in 2005 internally sponsored research and development costs.

Competition

The biopharmaceutical industry and the vaccine market are intensely competitive and are characterized by rapid technological progress. There are a number of companies developing and selling vaccines for pandemic and seasonal influenza employing current technology with some modifications, as well as new technologies. Our technology is based upon utilizing the baculovirus expression system in insect cells to make VLPs. We believe this system offers many advantages when compared to other technologies and is uniquely suited for developing pandemic and seasonal influenza vaccines as well as other infectious diseases. The fact that we do not rely on the use of adjuvants, chemical substances that can boost the human immune system, leads us to believe we have a clearer regulatory path toward approval of our vaccines with regulatory agencies. The table below provides a list of major vaccine competitors and corresponding influenza vaccine technologies.

Company	Competing Technology Description

sanofi pasteur, Inc.	Inactivated sub-unit (egg-based)
MedImmune Vaccines, Inc. (a subsidiary of Astra-Zeneca, Inc.)	Nasal, live attenuated (cell-based)
GlaxoSmithKline Biologicals	Inactivated (egg-based)
Novartis, Inc.	Inactivated sub-unit (egg-based)
Merck & Co.	Novel vaccines

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

Patents and Proprietary Rights

We generally seek patent protection for our technology and product candidates in the United States and abroad. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:

•	Obtain patents to protect our own technologies and products;

•	Obtain licenses to use the technologies of third parties, which may be protected by patents;

•	Protect our trade secrets and know-how; and

•	Operate without infringing the intellectual property and proprietary rights of others.

Patent rights; licenses.  Novavax has intellectual property (patents, licenses, know-how) related to its vaccine, drug delivery, adjuvant and other technologies. Novavax currently has or has rights to over 50 United States patents and corresponding foreign patents and patent applications relating to vaccines, biologics, and drug delivery systems, and applications for various biological and chemical uses. Novavax’s core vaccine related intellectual property extends beyond 2020.

In March 2007, the Company secured additional intellectual property through the licensing of additional VLP technology through a license agreement with the University of Massachusetts using their proprietary paramyxoviruses as a core for building VLP vaccines. In July 2007, the Company entered into a non-exclusive license agreement with Wyeth Holdings Corporation to obtain rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use.

Consistent with statutory guidelines issued under the Federal Technology Transfer Act of 1986 designed to encourage the dissemination of science and technology innovation and provide sharing of technology that has commercial potential, our collaborative research efforts with the United States government and with other private entities receiving federal funding provide that developments and results must be freely published, that information or materials supplied by us will not be treated as confidential and that we will be required to negotiate a license to any such developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost, or that such developments and results will not be made available to our competitors on an exclusive or non-exclusive basis.

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

Government Regulations

The development, production and marketing of pharmaceutical and biological products developed by Novavax or our collaborators is subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation both under provisions of that Act and under the

Public Health Service Act. The Food and Drug Administration (“FDA”) assesses the safety and efficacy of products and regulates, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion. The process of obtaining FDA approval for a new product is costly and time-consuming.

Vaccine clinical development follows the same general pathway as for drugs and other biologics. A sponsor who wishes to begin clinical trials with a vaccine must submit an Investigational New Drug application (an “IND”) describing the vaccine, its method of manufacture and quality control tests for release. Before applying for FDA approval to market any new drug product candidates, we must first submit an IND that explains to the FDA the results of pre-clinical testing conducted in laboratory animals and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the drug on humans. We must then conduct Phase I human clinical trials and larger-scale Phase II and III human clinical trials that demonstrate the safety and efficacy of our products to the satisfaction of the FDA. Once these trials are complete, a Biologics License Application (“BLA”) (the biologic equivalent to a New Drug Application) can be filed with the FDA requesting approval of the vaccine for marketing based on the vaccine’s effectiveness and safety.

If successful, the completion of all three phases of clinical development can be followed by the submission of a BLA. Also during this stage, the proposed manufacturing facility undergoes a pre-approval inspection during which production of the vaccine as it is in progress is examined in detail. Vaccine approval also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents, and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, many vaccines undergo Phase IV studies after a BLA has been approved and the vaccine is licensed and on the market.

In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with the FDA, is subject to FDA inspection and must comply with current GMP regulations. To supply products for use either in the United States or outside the United States, including clinical trials, United States and foreign manufacturing establishments, including third-party facilities, must comply with GMP regulations and are subject to periodic inspection by the corresponding regulatory agencies in their home country under reciprocal agreements with the FDA and/or by the FDA.

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

In addition to regulatory approvals that must be obtained in the United States, an investigational product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate license application. FDA approval does not assure approval by other regulatory authorities. In addition, in many countries, the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by, our operations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Additionally, for formulations containing controlled substances, we are subject to Drug Enforcement Act (“DEA”) regulations.

There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceutical and biological products to government control and to make other changes to the medical care system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for medical goods and services may take in response to any medical reform proposals or legislation. We cannot predict the effect medical or healthcare reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Manufacturing

We have a GMP facility in our other facility in Maryland which incorporates disposable cell culture equipment that supports the manufacturing requirements for early stage clinical trial materials for our VLP vaccine candidates, including pandemic and seasonal influenza vaccine candidates, and other biologic products.

During the fourth quarter of 2007, the Company commenced the build out of a manufacturing suite in its Rockville, Maryland corporate headquarters facility for a 5,000 square foot GMP facility to produce clinical trial material as well as modest commercialization quantities of its VLP vaccines. Due to its unique manufacturing platform, the Company is able to produce vaccines at up to 10 times the yields of traditional manufacturing methods (i.e. egg-based), depending on the vaccine dose, and at significantly lower capital costs than currently available vaccine technologies. Construction for this GMP suite is expected to be completed and validated, with clinical trial production commencing, in the second quarter of 2008. Any plans to further expand our manufacturing capabilities at our Rockville, Maryland facilities, including the facilities necessary to expand manufacturing quantities, test and package an adequate supply of finished products in order to meet any long term commercial needs, will require additional resources and will be subject to ongoing government approval and oversight.

We also have a 24,000 square foot manufacturing facility situated within a Catalent, Inc. facility in Philadelphia, Pennsylvania. It is staffed by our employees and operates under our quality system. Estrasorb, our first FDA-approved commercial product, is being manufactured at this facility. There have been no adverse 483 observations from FDA inspections associated with the production of Estrasorb. Based on the termination of the Supply Agreement with Allergan, we had planned to close this facility at the end of 2007 and transfer production to a third party. However, in February 2008, the Company entered into an agreement with Graceway Pharmaceuticals, LLC (“Graceway”) to sell its manufacturing equipment and other assets related to Estrasorb. In addition to the sale of assets, the Company agreed to produce additional lots of Estrasorb on behalf of Graceway, which is anticipated to be completed by July 2008, at which time the Company will close down this operation.

Sources of Supply

Most of the raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs. In some cases, we have only qualified one supplier for certain of our manufacturing components. We have plans in place to qualify multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production. One of our major suppliers is GE Healthcare which supplies disposable components used in our manufacturing process. GE Healthcare utilizes a sophisticated, in depth process to qualify multiple vendors for the products that are supplied to us. All the materials and vendors that supply manufacturing materials to the Company are audited for compliance with GMP standards.

Business Development

We continue to explore opportunities for corporate alliances and partners to help develop and ultimately commercialize and market our technologies and product candidates. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for some or all aspects of product development, manufacturing, marketing and sales of our products that will require broad marketing capabilities and overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of later stage clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for rights to market specific products in particular geographic territories.

Employees

As of March 10, 2008, we had 84 full-time employees and 2 part-time employees for a total of 86 employees, 25 of whom hold M.D. or Ph.D. degrees and 16 of whom hold other advanced degrees. Of our total workforce, 67 are engaged primarily in research, development and manufacturing activities and 19 are engaged primarily in business development, finance and accounting and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

Executive Officers

Our executive officers hold office until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws.

The following table provides certain information with respect to our executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

Rahul Singhvi	43	President and Chief Executive Officer and Director of Novavax since August 2005. Senior Vice President and Chief Operating Officer of Novavax from April 2005 to August 2005 and Vice President, Pharmaceutical Development and Manufacturing Operations from April 2004 to April 2005. For 10 years prior to joining the Company, served in several positions with Merck & Co., culminating as Director of the Merck Manufacturing Division from 1999 to 2004.
Len Stigliano	60	Vice President, Chief Financial Officer and Treasurer of Novavax since September 2007. Served as a partner of the Philadelphia office of Tatum, LLC from December 2006 until he joined Novavax as Interim Chief Financial Officer in March 2007. President and Chief Operating Officer of Omnicare Clinical Research, Inc. a global clinical research organization from 2000 until December 2006.
Raymond J. Hage, Jr.	40	Senior Vice President, Commercial Operations since October 2006. Senior Vice President and Chief Operating Officer from August 2005 to October 2006 and Vice President of Marketing and Corporate Development of Novavax from January 2004 to August 2005. Prior to joining the Company, served in several positions including an independent marketing consultant with CHS, Inc. in 2003, Director of Marketing with Cephalon, Inc. from 2002 to 2003 and for 10 years held various marketing and sales roles at Eli Lilly culminating as Director of US Women’s Health from 2001 to 2002.
Penny Heaton	43	Vice President, Research & Development and Chief Medical Officer of Novavax since October 2006. Prior to joining the Company, served as Sr. Director and Director of Vaccine Clinical Research at Merck & Co., Inc. from 1999 to September 2006.
Jim Robinson	47	Vice President, Technical Operations and Quality Operations at Novavax since March 2007. Served at sanofi pasteur, Inc. in its US Vaccine Division in various positions, most recently, as Vice President, Industrial Operations from June 1986 to December 2006.

Availability of Information

Novavax was incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 9920 Belward Campus Drive, Rockville, Maryland, 20850. Our telephone number is (240) 268-2000 and our website address is www.novavax.com. The contents of our website are not part of this Annual Report on Form 10-K.

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

You should carefully consider the following risk factors in evaluating our business. There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RISKS RELATED TO OUR BUSINESS

We have a history of losses and our future profitability is uncertain.

Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at December 31, 2007 was $199.7 million. Our net revenues for the last three fiscal years were $1.5 million in 2007, $1.7 million in 2006 and $5.3 million in 2005. We have received a limited amount of related revenue from research contracts, licenses and agreements to provide vaccine candidates, services and technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in significant revenues to offset our expenses. Our net losses for the last three fiscal years were $34.8 million in 2007, $23.1 million in 2006 and $11.2 million in 2005.

Our historical losses have resulted from research and development expenses for our vaccine and drug delivery product candidates, sales and marketing expenses, and manufacturing expenses for Estrasorb, protection of our intellectual property and other general operating expenses. Our losses increased due to the launch of Estrasorb since 2004 as we expanded our manufacturing capacity, and sales and marketing capabilities. More recently, our losses have increased, and will continue to increase, as a result of higher research and development efforts to support the development of our vaccines, particularly our pandemic and seasonal influenza vaccines.

We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to:

•	complete our human Phase I/IIa clinical trial for our pandemic flu vaccines;

•	initiate Phase I/II clinical trials for our seasonal flu vaccine;

•	initiate additional preclinical studies for Varicella Zoster and our undisclosed product candidate using our VLP vaccine technology platform;

•	expand our VLP manufacturing capacity through our current expansion project in Rockville, Maryland, which requires that we build-out a portion of our research and development space as a Food and Drug Administration, or FDA, compliant and validated product manufacturing facility;

•	complete the manufacture of Estrasorb for Graceway and transition the assets to Graceway;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operations, financial, accounting, facilities engineering and information systems personnel, consistent with expanding our operations.

As a result, we expect our cumulative operating loss to increase until such time, if ever, that product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

We have repositioned ourselves from a specialty pharmaceutical company and face all the risks inherent in the implementation of a new business strategy.

We have changed the focus of the Company from the development and commercialization of specialty pharmaceutical products to the research and development of new products using our proprietary virus-like particle vaccine technology platform. We cannot predict whether we will be successful in implementing our new business strategy.

We intend to focus our research and development activities on vaccines, an area in which we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biotechnology development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to market and sell, a product candidate. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials will likely lead to increased investment, accelerating cumulative losses, to bring such products to market. Even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product, which may result in regulatory approvals being suspended, limited to narrow indications or revoked, which may otherwise prevent successful commercialization.

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

The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug and chemical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial and technical resources, experience and expertise in:

•	research and development;

•	preclinical testing;

•	designing and implementing clinical trials;

•	regulatory processes and approvals;

•	production and manufacturing; and

•	sales and marketing of approved products.

Principal competitive factors in our industry include:

•	the quality and breadth of an organization’s technology;

•	management of the organization and the execution of the organization’s strategy;

•	the skill and experience of an organization’s employees and its ability to recruit and retain skilled and experienced employees;

•	an organization’s intellectual property portfolio;

•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

•	the availability of substantial capital resources to fund discovery, development and commercialization activities.

Large and established companies such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc., sanofi pasteur, Inc. and MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.), among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, and manufacturing such products on a broad scale and marketing approved products.

Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical or other companies. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product development and commercialization efforts. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

In order to effectively compete, we will have to make substantial investments in development, testing, manufacturing and sales and marketing or partner with one or more established companies. There is no assurance that we will be successful in gaining significant market share for any product or product candidate. Our technologies and products also may be rendered obsolete or noncompetitive as a result of products introduced by our competitors to the marketplace more rapidly and at a lower cost.

We may have product liability exposure.

The administration of drugs to humans, whether in clinical trials or after marketing clearances are obtained, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $10 million for claims arising from the use of our currently marketed products and products in clinical trials prior to FDA approval. Coverage is relatively expensive, and the market pricing can significantly fluctuate, therefore, we may not be able to maintain insurance at a reasonable cost. There can be no assurance that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert management’s attention.

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

Our substantial indebtedness could adversely affect our cash flow.

As of December 31, 2007, we had $23.4 million principal amount of outstanding indebtedness. Our substantial amount of outstanding indebtedness could have significant consequences. For example, it:

•	limits our ability to obtain additional debt, even when necessary to maintain adequate liquidity;

•	could increase our vulnerability to general adverse economic and industry conditions;

•	matures if we default under the terms of any other material indebtedness; and

•	limits our flexibility in planning for, or reacting to, changes in our business and the industry, which may place us at a competitive disadvantage compared with competitors that have less indebtedness.

We may incur additional indebtedness for various reasons, which would increase the risks associated with our substantial leverage.

The conversion of our outstanding convertible debt and future financing activities may cause dilution of existing security holders’ interests in the Company and may cause the price of our common stock to go down.

As of December 31, 2007, we had outstanding convertible notes in the aggregate principal amount of $22 million, although for financial reporting purposes the value was held at $21.3 million, net of debt discount, that will be accrued to the principal amount over the term of the debt. The note holders may convert the outstanding principal, accrued and unpaid interest and accrued and unpaid late fees, if any, into shares of our common stock at any time at a price of $4.00 per share. At maturity, we have the option to pay up to 50% of the outstanding principal, accrued and unpaid interest and accrued and unpaid late fees, if any, into shares of our common stock at a price based on the average trading price of our common stock at the time of maturity. In addition, we have the option to require the note holders to convert the outstanding principal, accrued and unpaid interest and accrued and unpaid late fees, if any, into shares of our common stock if the weighted average price of our common stock, as reported on NASDAQ Global Markets, exceeds $7.00 per share for 15 out of 30 consecutive trading days. These potential conversions would dilute existing shareholders.

We are limited in our ability to raise additional capital.

We anticipate that we will need to engage in capital raising activities in the future. Our convertible notes significantly restrict our ability to incur additional indebtedness. Due to current market conditions, we may not be able to sell shares of our common stock at a price favorable to us or we may need to sell a large block of stock to raise sufficient capital. A sale of shares of equity would cause an immediate and potentially substantial equity dilution for existing stockholders. This may depress the market price of our common stock and further impair our ability to raise additional capital by selling our common stock.

We have made loans to certain of our directors, which if not repaid, would result in a loss to the Company.

We have two outstanding notes to former directors which are secured by shares of our common stock. The notes were initially due upon the earlier of (a) the date the individual ceased to be a director of Novavax, (b) in whole or in part, to the extent of net proceeds on the date on which the director sold all or a portion of the pledged shares, or (c) March 21, 2007. Both individuals have resigned and neither of the notes has been repaid. The Company has extended the maturity of the note once for each director. The Company is currently negotiating a second extension for one of the former directors. In addition, the Company has the right to sell the pledged shares if the trading price of Novavax’s common stock, as reported on the NASDAQ Global Market, reaches certain targets. We do not know if the price of our common stock will reach the target prices and, if we issue additional shares in an equity fundraising transaction, the dilution could further lower the trading price of our stock reducing the likelihood of selling the collateral to satisfy the debts. Even if we are able to sell some or all of the pledged shares, we may not recover the full amount outstanding under either note. There are no assurances that the former directors will be able to repay the notes when due under the terms of the current agreements.

PRODUCT DEVELOPMENT RISKS

Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our vaccine work depends on new, rapidly evolving technologies and on the marketability and profitability of our products. Commercialization of our vaccine products could fail for a variety of reasons, and include the possibility that:

•	our VLP technology, any or all of the products based on VLP technology or our proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances;

•	the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

•	we will fail to have our GMP pilot plant validated or that the plant will fail to continue to pass regulatory inspections;

•	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies or marketing products; and

•	third party competitors will gain greater market share due to superior products or marketing capabilities.

We have not completed the development of vaccine products other than Estrasorb and we may not succeed in obtaining the FDA approval necessary to sell additional products.

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. Estrasorb is the only product developed by the Company to have been approved for sale in the United States. We also have product candidates in human clinical trials and preclinical laboratory or animal studies.

The steps required by the FDA before our proposed investigational products may be marketed in the United States include:

•	performance of preclinical (animal and laboratory) tests;

•	submissions to the FDA of an IND which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product in the intended target population;

•	performance of a consistent and reproducible manufacturing process intended for commercial use;

•	submission to the FDA of a BLA or a New Drug Application (“NDA”); and

•	FDA approval of the BLA or NDA before any commercial sale or shipment of the product.

The processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our products to the satisfaction of such regulatory authorities. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical studies. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved drugs may not be approved, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our product candidates, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our drug candidates are not approved, our ability to generate revenues will be limited and our business will be adversely affected.

We must identify products and product candidates for development with our VLP technology and establish successful third-party relationships.

The near and long-term viability of our vaccine product candidates will depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies and government agencies. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position; government agencies may reject contract or grant applications based on their assessment of public need, the public interest and our products’ ability to address these areas. If we fail to establish a sufficient number of collaborations or government relationships on acceptable terms, we may not be able to commercialize our vaccine product candidate or generate sufficient revenue to fund further research and development efforts.

Even if we establish new collaborations or obtain government funding, these relationships may never result in the successful development or commercialization of any vaccine product candidates for several reasons, including the fact that:

•	we may not have the ability to control the activities of our partner and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development and commercialization of products and product candidates, in a timely manner or at all;

•	such partners may not devote sufficient resources to our products and product candidates or properly maintain or defend our intellectual property rights;

•	any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our products and product candidates, and affect our ability to realize product revenues; and

•	disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals, and commercialization activities.

Our collaborators will be subject to the same regulatory approval of the manufacturing facility and process as Novavax. Before we could begin commercial manufacturing of any of our product candidates, we and our collaborators must pass a pre-approval inspection before FDA approval and comply with the FDA’s current Good Manufacturing Practices. If our collaborators fail to comply with these requirements, our product candidates would not be approved. If our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products.

If we or our partners fail to maintain our existing agreements or in the event we fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our lack of sales, marketing and distribution capabilities, significantly delay the commercialization of products and product candidates.

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

Generally, under our academic collaborations, we retain the right to exclusively license any technologies developed using funding we provided. If we elect to not license a particular technology, the academic collaborator is typically free to use the technology for any purpose, including the development and commercialization of products that might compete with our products.

Our relationship with GE Healthcare may not be profitable.

We have entered into a co-marketing agreement with GE Healthcare to co-market a pandemic influenza vaccine solution to select international countries. The collaboration incorporates GE Healthcare’s bioprocess solutions and design expertise with Novavax’s VLP manufacturing platform. We cannot predict when, if at all, we will be able to successfully negotiate a definitive agreement with a target country. Even if we do enter into a definitive agreement, it may not result in significant revenues.

Even though we have received governmental support in the past, we may not continue to receive support at the same level or at all.

The United States government, through its various agencies, has provided grants to fund certain research and development efforts. There can be no assurances that the Company will continue to receive the same level of funding from the United States government, if at all.

If we are unable to manufacture our vaccines in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development and clinical trials.

Completion of our clinical trials and commercialization of our vaccine product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have limited experience manufacturing any of our product candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish capabilities may not meet initial expectations as to scheduling, reproducibility, yield, purity, cost, potency or quality.

If we are unable to manufacture our product candidates in clinical quantities or, when necessary, in commercial quantities, then we will need to rely on third parties to manufacture compounds for clinical and commercial purposes. These third-party manufacturers must also receive FDA approval before they can produce clinical material or commercial products. Our vaccines may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we would have to enter into a technical transfer agreement and share our know-how with the third party manufacturer.

We rely on a limited number of suppliers for some of our manufacturing materials. Any problems experienced by any of these suppliers could negatively affect our operations.

We rely on third-party suppliers and vendors for some of the materials used in the manufacture of our product candidates. For supply of early clinical trial materials, we rely on a limited number of suppliers. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. We have limited experience with alternative sources of raw materials. Any delay or interruption could negatively affect our operations.

We have limited marketing capabilities, and if we are unable to enter into collaborations with marketing partners or develop our own sales and marketing capability, we may not be successful in commercializing any approved products.

We currently have no sales, marketing or distribution capabilities. As a result, we will depend on collaborations with third parties that have established distribution systems and sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. Developing a marketing and sale force is expensive and time consuming and could delay a product launch. We cannot be certain that we will be able to attract and retain qualified sales personnel or otherwise develop this capability.

If reforms in the health care industry make reimbursement for our potential products less likely, the market for our potential products will be reduced, and we could lose potential sources of revenue.

Our successes may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we or our collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates.

RISKS REGARDING ESTRASORB AND OUR MNP TECHNOLOGY

Our costs related to manufacturing Estrasorb may exceed our estimates and reduce expected cash flow from the sale of the Estrasorb related assets.

In February 2008, Novavax entered into asset sale and supply agreements for Estrasorb related assets with Graceway Pharmaceuticals, LLC. It is anticipated that the manufacturing of Estrasorb under this agreement will be completed by July 2008, at which time the Company will exit the Philadelphia manufacturing location. This transaction is expected to generate a small profit for the transaction and, due to non-cash charges of fixed assets, is anticipated to create a positive cash flow in excess of $2 million over the first half of 2008. If the cost of manufacturing the additional lots of Estrasorb, transitioning the assets to Graceway or closing the manufacturing facility exceed expectations for any reason, the anticipated cash flow would be lower.

Efforts to sell other MNP technology

The Company has begun efforts to divest its non-vaccine MNP technology through sales or licenses. The Company’s efforts to sell this technology may not be successful because the Company may not be able to identify a potential buyer or licensee and, even if the Company does identify a buyer or licensee, the price and terms may not be acceptable to the Company.

REGULATORY RISKS

We may fail to obtain regulatory approval for our products on a timely basis or comply with our continuing regulatory obligations after approval is obtained.

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, losing any potential marketing advantage of being early to market and increased trial costs. The speed with which we complete our preclinical trials necessary to begin human studies, human clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	our ability to manufacture or obtain sufficient quantities of materials for use in necessary preclinical studies and clinical trials;

•	prior regulatory agency review and approval;

•	Institutional Review Board approval of the protocol and the informed consent form;

•	the rate of patient enrollment and retention, which is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the nature of the protocol;

•	negative test results or side effects experienced by trial participants;

•	analysis of data obtained from preclinical and clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent further studies or regulatory approval;

•	the availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications; and

•	changes in the policies of regulatory authorities for drug or vaccine approval during the period of product development.

We have limited experience in conducting and managing the preclinical studies and clinical trials necessary to obtain regulatory marketing approvals. We may not be permitted to continue or commence additional clinical trials. We also face the risk that the results of our clinical trials may be inconsistent with the results obtained in preclinical studies or clinical trials of similar products, or that the results obtained in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical and product development industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing.

Furthermore, even if a product gains regulatory approval, such approval is likely to limit the indicated uses for which it may be marketed, and the product and the manufacturer of the product will be subject to continuing regulatory review, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. Failure to comply with any post-approval requirements can, among other things, result in warning letters, product seizures, recalls, substantial fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

We also may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered and we cannot provide assurance that newly discovered or developed safety issues will not arise following any regulatory approval. With the use of any drug by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself, and only if the specific event occurs with some regularity over a period of time does the drug become suspect as having a causal relationship to the adverse event. Any safety issues could cause us to suspend or cease marketing of our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues and our financial condition.

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

We have facilities in Maryland and Pennsylvania that are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, microorganisms and various hazardous compounds used in connection with our research and development activities. In the United States, these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

Although we have general liability insurance, these policies contain exclusions from insurance against claims arising from pollution from chemical or pollution from conditions arising from our operations. Our collaborators are working with these types of hazardous materials in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury we or our collaborators cause to persons or property by exposure to, or release of, any hazardous materials. However, we believe that we are currently in compliance with all applicable environmental and occupational health and safety regulations.

INTELLECTUAL PROPERTY RISKS

Our success depends on our ability to maintain the proprietary nature of our technology.

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets, including our proprietary drug delivery and biological technologies. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or allowing third parties infringe our rights. We currently have or have rights to over 50 United States patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

Our research, development and commercialization activities, including any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents owned by third parties and to which we do not hold licenses or other rights. There may be rights we are not aware of, including applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us, and that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or biologic drug candidate that is the subject of the suit.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology.

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

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

We expect that we will need to license intellectual property from third parties in the future and that these licenses will be material to our business. We will not own the patents or patent applications that underlie these licenses, and we will not control the enforcement of the patents. We will rely upon our licensors to properly prosecute and file those patent applications and prevent infringement of those patents.

Our license agreement with Wyeth Holdings Corporation, which gives us rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use, is non-exclusive. These applications are very significant to our business and payments under this agreement could aggregate up to $6.5 million during 2008 depending upon the clinical milestones achieved. Our license with the University of Massachusetts gives us exclusive rights to a key patent application covering virus-like particles technology for use in human vaccines in all fields for human use.

While many of the licenses under which we have rights provide us with rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. In addition, our rights to use these technologies and practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Any of our licenses may be terminated by the licensor if we are in breach of a term or condition of the license agreement, or in certain other circumstances.

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

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside the United States, such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the United States patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the United States and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot provide assurance that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

RISKS RELATED TO OUR COMMON STOCK AND ORGANIZATIONAL STRUCTURE

Because our stock price has been and will likely continue to be volatile, the market price of our common stock may be lower or more volatile than expected.

Our stock price has been highly volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2007 through March 1, 2008, the closing price of our common stock has been as low as $2.59 per share and as high as $4.50 per share. The market price of our common stock may be influenced by many factors, including:

•	future announcements about our Company or our collaborators or competitors, including the results of testing, technological innovations or new commercial products;

•	clinical trial results;

•	depletion of our cash reserves and/or the approach of our convertible debt maturity date if additional revenues are not generated or additional capital is not raised;

•	changes in government regulations;

•	developments in our relationships with our collaboration partners;

•	announcements relating to health care reform and reimbursement levels for new drugs;

•	announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);

•	litigation;

•	public concern as to the safety of our products;

•	significant set-backs or concerns with the industry or the market as a whole; and

•	the other factors described in this “Risk Factor” section.

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

We have never paid cash dividends on our common stock. We currently anticipate that we will retain all of our earnings for use in the development of our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock would be the only source of gain for stockholders until dividends are paid, if at all.

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

We have current operations in four leased facilities. In January 2007, we commenced a lease for approximately 51,200 square feet in Rockville, Maryland, which is our corporate headquarters and includes administrative offices, vaccine research and development along with future expansion activities. We lease approximately 13,900 square feet at our other facility in Rockville, Maryland for contract vaccine research, development and manufacturing of early stage clinical supplies. We lease approximately 32,900 square feet for administrative office space and research and development activities at our former corporate headquarters in Malvern, Pennsylvania of which approximately 28,000 square feet is being subleased. Our manufacturing facility for Estrasorb and other contract manufacturing is located in Philadelphia, Pennsylvania, where we lease approximately 24,000 square feet of manufacturing space which we expect to vacate in mid 2008. We believe that these facilities are sufficient for our current needs. We have additional space in our current facilities to accommodate our anticipated growth over the next several years.

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

The Company is a defendant in a lawsuit filed in December 2003 by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of the Company was issued and the case was dismissed. The plaintiff has filed an appeal with the court. Management believes the lawsuit is without merit and the likelihood of an unfavorable outcome of such appeal is minimal. Accordingly, no liability related to this contingency is accrued in the consolidated financial statements as of December 31, 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ Global Market under the symbol “NVAX”. The following table sets forth the range of high and low closing sale prices for our common stock as reported on The NASDAQ Global Market for each quarter in the two most recent years:

Quarter Ended	High	Low

March 31, 2007	$4.50	$2.59
June 30, 2007	$3.46	$2.71
September 30, 2007	$3.72	$2.74
December 31, 2007	$4.20	$3.00
March 31, 2006	$8.31	$3.88
June 30, 2006	$7.62	$4.19
September 30, 2006	$4.99	$2.84
December 31, 2006	$5.30	$3.67

On February 29, 2008, the last sale price reported on the NASDAQ National Market for our common stock was $2.80. Our common stock was held by approximately 566 stockholders of record as of February 29, 2008, one of which is Cede & Co., a nominee for Depository Trust Company (or “DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We have not paid any cash dividends on our common stock since our inception. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

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

The graph below compares the cumulative total stockholders return on the Common Stock of the Company for the last fiscal years with the cumulative total return on the NASDAQ Stock Market (United States and Foreign) Index and the NASDAQ Pharmaceutical Index (which includes Novavax) over the same period, assuming the investment of $100 in the Company’s Common Stock, the NASDAQ Stock Market (United States and Foreign) Index and the NASDAQ’s Pharmaceutical Index on December 31, 2002, and investments of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL VALUE*
Among Novavax, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*	Value of $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Novavax, Inc.	$100	$230.77	$125.38	$148.08	$157.69	$128.08
NASDAQ Stock Market (United States and Foreign)	$100	$150.01	$162.89	$165.13	$180.85	$198.60
NASDAQ Pharmaceutical Index	$100	$145.75	$154.68	$159.06	$160.69	$168.05

This section is not “soliciting material”, is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2007. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in the Annual Report on Form 10-K. These historical results are not necessarily indicative of results that may be expected for future periods.

	For The Years Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$11,785	$6,498	$5,343	$1,738	$1,455
Loss from operations	(11,447)	(21,933)	(4,316)	(21,116)	(30,271)
Loss from continuing operations	(12,666)	(23,389)	(6,319)	(19,577)	(28,590)
Loss from discontinued operations	(4,607)	(2,531)	(4,855)	(3,491)	(6,175)
Net loss	(17,273)	(25,920)	(11,174)	(23,068)	(34,765)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.42)	$(0.63)	$(0.15)	$(0.33)	$(0.47)
Loss per share from discontinued operations	(0.16)	(0.07)	(0.11)	(0.06)	(0.10)

Basic and diluted net loss per share	$(0.58)	$(0.70)	$(0.26)	$(0.39)	$(0.57)

Shares used in computing basic and diluted net loss per share	29,852,797	36,926,034	42,758,302	58,664,365	61,101,474

	As of December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash and investments	$27,633	$17,876	$31,893	$73,595	$46,489
Total current assets	32,062	23,937	37,611	77,342	49,016
Working capital	27,226	15,361	32,735	72,003	42,810
Total assets	84,159	77,993	84,382	121,877	91,291
Long term debt, less current portion	41,100	35,970	29,678	22,458	21,629
Accumulated deficit	(104,800)	(130,720)	(141,894)	(164,962)	(199,727)
Total stockholders’ equity	35,944	33,281	49,652	94,001	63,065

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding future product development and related clinical trials and future research and development, including Food and Drug Administration approval and product sales. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements.

Such factors include, among other things, the following: our ability to progress any product candidates into pre-clinical or clinical trials; the scope, rate and progress of our preclinical studies and clinical trials and other research and development activities; clinical trial results; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; our ability to obtain rights to technology; our ability to enter into future collaborations with industry partners and the terms, timing and success of any such collaboration; the cost, timing and success of regulatory filings and approvals; our ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; general economic and business conditions; competition; business abilities and judgment of personnel; availability of qualified personnel; and other factors referenced herein.

All forward-looking statements contained in this annual report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage pharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins and therefore, are believed incapable of causing infection and disease. Our proprietary production technology uses insect cells rather than chicken or mammalian eggs. The Company’s current product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles and a fourth undisclosed disease target.

On July 31, 2007, the Company began Phase I/IIa clinical trials for its H5N1 pandemic influenza vaccine. In December 2007, the Company announced favorable interim results for its pandemic influenza vaccine that demonstrated immunogenicity and safety. The Company plans to begin patient enrollment in the second portion of the Phase I/IIa trial before March 31, 2008 to gather additional patient immunogenicity and safety data, as well as determining a final dose through completion of this clinical trial. It is anticipated that initial immunogenicity and safety data will be available early in the third quarter of 2008 with study completion by the end of 2008 to include on-going safety data collection.

The Company also has a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration (“FDA”) approved estrogen replacement product known as Estrasorb®. In February 2008, the Company sold assets related to Estrasorb® in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). The Company is seeking to divest its non-vaccine MNP technology through sales and licenses.

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

Summary of Significant Transactions

Graceway Agreements

In February 2008, the Company entered into an asset purchase agreement with Graceway Pharmaceuticals, LLC (“Graceway”), pursuant to which Novavax sold Graceway its assets related to Estrasorb® in the United States, Canada and Mexico. The assets sold include certain patents related to the micellar nanoparticle technology (the “MNP Technology”), trademarks, know-how, manufacturing equipment, customer and supplier relations, goodwill and other assets. Novavax retained the rights to commercialize Estrasorb® outside of the United States, Canada and Mexico.

In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax has agreed to manufacture additional units of Estrasorb with final delivery expected in July 2008. Graceway will pay a preset transfer price per unit of Estrasorb for the supply of this product. Once Novavax has delivered the required quantity of Estrasorb, Novavax must clean the manufacturing equipment and prepare the equipment for transport. Graceway will remove the equipment from the manufacturing facility and Novavax will then exit the facility.

In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. The licensed grant allows Novavax to make, use and sell licensed products and services in certain, limited fields.

The net cash proceeds from these transactions are expected to be in excess of $2.0 million over the first half of 2008. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.

License Agreement with Wyeth Holdings Corporation

On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth could aggregate up to $6.5 million in 2008, depending on the achievement of clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.

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

Sublease Agreement with PuriCore, Inc.

In April 2006, we entered into a sublease agreement with Sterilox Technologies, Inc. (now known as PuriCore, Inc.) to sublease 20,469 square feet of the Company’s Malvern, Pennsylvania corporate headquarters at a premium price per square foot. The sublease, with a commencement date of July 1, 2006, expires on September 30, 2009. This sublease is consistent with our strategic focus to increase our presence in Rockville, Maryland, where our vaccine operations are currently located. In line with that strategy, in October 2006, we entered into a lease for an additional 51,000 square feet in Rockville, Maryland. Accordingly, in October 2006, the Company entered into an amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires concurrent with the initial lease on September 30, 2009.

Convertible Notes

On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (the “Notes”) to amend the terms of the Notes. As of December 31, 2007, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the

Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007.

Notes with Former Directors

In March 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, we approved the payment of the exercise price of. options by two of directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The notes were secured by an aggregate of 261,667 shares of our common stock.

In May 2006, one of these directors resigned from the Company’s board of directors. Following his resignation, the Company approved an extension of the former director’s $448,000 note to be payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. This note has not yet been paid and the Company and the former director are currently negotiating the terms of an extension.

In March 2007, the other director resigned. Following his resignation, the Company approved an extension of the former director’s $1,031,668 note. The note continues to accrue interest at 5.07% per annum and is secured by shares of common stock owned by the former director and is payable on June 30, 2009, or earlier to the extent of the net proceeds from any sale of the pledged shares. In addition, the Company has the option to sell the pledged shares on behalf of the former director at any time that the market price of our common stock, as reported on NASDAQ Global Market, exceeds $7.00 per share.

As of December 31, 2007, the Company has reserved an amount of $1,041,005 for the outstanding note receivables. This amount has been netted against the pledged common stock. Due to heightened sensitivity in the current environment surrounding related-party transactions and the extensions of the maturity dates, these transactions could be viewed negatively in the market and our stock price could be negatively affected.

Critical Accounting Policies and Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Such accounting principles require that our management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. The items in our consolidated financial statements that have required us to make significant estimates and judgments are as follows:

Revenue Recognition and Allowances

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. The Company establishes allowances for estimated uncollectible amounts, product returns, rebates and charge backs based on historical trends and specifically identified problem accounts. A large part of the Company’s product sales are to Allergan or to distributors who resell the products to their customers. The Company provides rebates to members of certain buying groups who purchase from the Company’s distributors, to distributors that sell to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when the Company records the sale of the products. Settlement of the rebate generally occurs from three to twelve months after the sale. The Company regularly analyzes the historical rebate trends and adjusts recorded reserves for changes in trends, distributor inventory levels, product prescription data and generic competition.

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

There were no modifications to outstanding stock options as of December 31, 2006 and 2007. There have been no changes in the quantity or type of instruments used in share-based payment programs. There has been no material modifications to the valuation methodologies or assumptions from those used in estimating the fair value of options under SFAS No. 123 other than the adjustments for expected volatility. Prior to the adoption of SFAS. No. 123R, we utilized the preceding 12 month period historical stock prices in determining the expected volatility. With the adoption of SFAS No. 123R, we use the historical volatilities based on stock prices since the inception of the stock plans in determining the expected volatility. Forfeiture rates are estimated based on historical activities since the inception of the stock plans. There have been no changes in the normal terms of share-based payment agreements. For grants awarded prior to January 1, 2006, we accounted for compensation cost using a graded method. For grants awarded on or after January 1, 2006, we accounted for compensation cost using a straight-line method. As of December 31, 2007, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,438,000 (net of estimated forfeitures). This remaining compensation cost is expected to be recognized over a weighted average period of 1.6 years. The Company recorded compensation costs in the Consolidated Statements of Operations associated with SFAS No. 123 as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Cost of products sold (which includes idle capacity)	$35	$48
Research and development	573	561
General and administrative	737	1,167

Total effect of adopting SFAS No. 123R	$1,345	$1,776

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

The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2007 and 2006.

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

Disposal of Long-Lived Assets/Discontinued Operations

We account for the impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal (“SFAS No. 144”). SFAS No. 144 requires a periodic evaluation of the recoverability of the carrying value of long-lived assets and identifiable intangibles and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses, and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. We consider historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value. SFAS No. 144 also provides accounting and reporting provisions for components of an entity that are classified as discontinued operations. We recorded an impairment loss in connection with the discontinued operations of its Philadelphia,

Pennsylvania manufacturing facility for the year ended December 31, 2007 (See Note 11 — Discontinued Operations).

Recent Accounting Pronouncements

Other than the adoption of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included herewith.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded $3.8 million in uncertain tax positions. The $3.8 million of unrecognized tax benefits was accounted for as a $3.8 million reduction to the January 1, 2007 balance of deferred tax assets and a corresponding $3.8 million dollar reduction of the valuation allowances. Therefore, we did not record any adjustment to the beginning balance of retained earnings in our consolidated balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect our annual effective income tax rate. We and our subsidiary file income tax returns in the United States federal jurisdiction and in various states. We had tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards may remain subject to examination.

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, and December 31, 2007, we had no accruals for interest or penalties related to income tax matters.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what impact, if any, SFAS No. 157 will have on our financial condition, results of operations or liquidity.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS No. 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for financial statements issued for fiscal years after November 15, 2007. We are evaluating the impact this new standard will have on our financial condition, results of operations, and liquidity.

EITF Issue No. 07-1

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which is effective for calendar year companies on January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the income statement and set for the certain disclosures that should be required in the partners’ financial statements. We are currently assessing the potential impact of implementing this standard on our financial position and results of operations.

SAB 110

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”), which permits, under certain circumstances, the continued use of the “simplified” method of estimating the expected term of plan options as discussed in SAB No. 107 and in accordance with SFAS 123R. The guidance in this release is effective January 1, 2008. The impact of this standard on the consolidated financial statements is not expected to be material on our financial condition, results of operations, or liquidity.

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. (“SFAS No. 141R”) For calendar year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS No. 141R will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities will be recorded at fair value, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial condition, results of operations or liquidity.

SFAS No. 160

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of subsidiary. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial condition, results of operations or liquidity.

Results of Operations for Fiscal Years 2007, 2006 and 2005 (In thousands, except percentage changes and share and per share information)

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

	2007			2006
		Change from			Change from
Revenues:		2006			2005		2005

Total net product sales	$(58)	$(699)	(109)%	$641	$(1,863)	74%	$2,504
Contract research and development	1,388	320	30%	1,068	(730)	(41)%	1,798
Royalties, milestone and licensing fees	125	96	331%	29	(1,012)	(97)%	1,041

Total revenues	$1,455	$(283)	(16)%	$1,738	$(3,605)	(67)%	$5,343

Revenues for 2007 consisted of product sales of negative $58,000, compared to $641,000 in 2006, contract research revenues of $1.4 million compared to $1.1 million in 2006 and royalties and milestone fees from licensed products of $125,000 compared to $29,000 in 2006. For the year ended December 31, 2007, total revenues were $1.4 million as compared to $1.7 million for the year ended December 31, 2006, a decrease of $0.3 million or 16%.

The decrease in revenues during 2007 as compared to 2006 was principally due to the discontinued sale of Gynodiol in 2007 which after reserves for sale returns netted total revenue of negative $58,000. Net product sales in 2006 were $0.6 million consisting primarily of Gynodiol. The increase in contract research revenues in 2007 as compared to 2006 was primarily due to higher government reimbursement for projects and milestones achieved in 2007. The increase in royalties and milestone payments in 2007 of $96,000 as compared to 2006 was primarily due to additional fees in 2007 of $50,000 for a development project and additional royalties from a prior sales agreement.

Revenues for 2006 consisted of product sales of $0.6 million compared to $2.5 million in 2005; contract research and development revenues of $1.1 million in 2006 compared to $1.8 million in 2005; and royalties, milestone and licensing fees of $29,000 in 2006 compared to $1.0 million in 2005. Total revenues for 2006 were $1.7 million as compared to $5.3 million for 2005, a decrease of $3.6 million or 67%. The primary reason for this decrease in revenues was the divestiture of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products to Pharmelle, LLC in September 2005.

Contract research and development revenues for 2006 totaled $1.1 million as compared to 2005 contract research and development revenues of $1.8 million. Revenues in 2006 were recognized under a National Institutes of Health (“NIH”) grant to develop a second generation HIV/AIDS vaccine, three manufacturing contracts and one additional government contract.

Royalties, milestone and licensing fees for 2006 of $29,000 was principally due to fees from a development project. This represents a $1.0 million decrease from $1.0 million in royalties, milestones and license fees for 2005 which consisted of a $1.0 million renewal fee received from IGI, Inc. (“IGI”) in December 2005 in accordance with an option in a licensing agreement signed between the Company and IGI in December 1995. This payment gave IGI a ten-year renewal on licensed technologies in specific fields.

Operating Costs and Expenses:

	2007			2006
		Change from			Change from
Operating Costs and Expenses:		2006			2005		2005

Cost of products sold	$163	$(74)	(31)%	$237	$(173)	(42)%	$410
Research and development	17,600	6,271	55%	11,329	6,254	123%	5,075
Selling, general and administrative	13,963	2,675	24%	11,288	(3,746)	(25)%	15,034
Facility exit costs	—	—	—	—	(105)	(100)%	105
Gain on sales of product assets	—	—	—	—	10,965	100%	(10,965)

	$31,726	$8,872	39%	$22,854	$13,195	37%	$9,659

Cost of Products Sold

Cost of products sold decreased to $163,000 in 2007, compared to $237,000 in 2006. The decrease was entirely due to lower gross sales of Gynodiol due to the discontinued sale of the product during the third quarter of 2007.

Cost of products sold decreased to $237,000 in 2006 compared to $410,000 in 2005. The decrease was due to the divestiture of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products to Pharmelle, LLC in September 2005, and lower Gynodiol sales in 2006 when compared to the prior year.

Research and Development Expenses

Research and development costs increased from $11.3 million in 2006 to $17.6 million in 2007, an increase of $6.3 million, or 55%. Research and development expenses were significantly higher in 2007 due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs, license fees paid to Wyeth Holdings Corporation and the initiation of human clinical trials necessary to advance our influenza vaccine candidates in clinical development.

Research and development costs increased from $5.1 million in 2005 to $11.3 million in 2006, an increase of $6.3 million or 123%. This increase was due primarily to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage the Company’s proprietary VLP technology. Research and development expenses were significantly higher in 2006 due to increases in personnel, facility and outside testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs necessary to move the Company’s influenza vaccine candidates into pre-clinical testing. Also contributing to this increase was the recognition of $0.5 million of non-cash compensation costs resulting from the implementation of SFAS No. 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25.

Estimated Cost and Time to Complete Major Projects

The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2007, our proprietary product and vaccine candidates were in early stages of development. Due to the inherent nature of product development, future market demand for products and factors outside of our control, such as clinical results and regulatory approvals, we are unable to estimate the completion dates and the estimated total costs for those product candidates. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical trial protocol, including, but not limited to, the following:

•	number of patients that ultimately participate in the trial;

•	duration of the patient follow-up that seems appropriate in view of the results;

•	number of clinical sites included in the trials; and

•	length of time required to enroll suitable patient subjects.

In addition, we test our potential products and vaccines in numerous preclinical studies to evaluate potential immune response, safety and toxicology in animals. We may conduct multiple human clinical trials to cover multiple indications for each product candidate. As we obtain results for our trials we may elect to discontinue clinical trials for certain product candidates or indications. We further believe that it is not possible to predict the length of regulatory approval time. Factors that are outside our control could significantly delay the approval and marketability of our product candidates.

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

Selling, General and Administrative

Selling, general and administrative costs were $14.0 million in 2007 compared to $11.3 million in 2006. The increase of $2.7 million was primarily due to increased facility costs of approximately $1.2 million for the Company’s new facility in Rockville, Maryland which was leased in the fourth quarter of 2006; $0.9 million increase for reserves for loans to former Board of Directors based on the value of the common stock of Novavax held for collateral and increased employee and related costs of $0.6 million.

Selling, general and administrative costs were $11.3 million in 2006 compared to $15.0 million in 2005. The decrease in these expenses of $3.7 million was due to the discontinuation of the sales force in 2005, resulting from the sale of Estrasorb to Esprit Pharma in late 2005, and a corresponding reduction of $6.8 million in selling expenses. The savings in selling expenses was partially offset by an increase of $1.2 million of non-cash compensation costs resulting from the implementation of SFAS No. 123R in 2006, using the modified prospective method, while no costs were recorded in 2005 utilizing the accounting recognition methods under APB No. 25. In addition, other factors contributing to partial offset were higher personnel, legal and consulting costs related to the Company’s VLP-based vaccine development programs. The Company took steps to strengthen its intellectual property portfolio and initiate business development and commercial assessment activities related to its new vaccine development strategy.

Also included in 2006 is a $167,000 reserve against a note receivable and its corresponding accrued interest due from a former director of the Company. This reserve represents the difference between the book value of the receivables less the market value of the pledged shares of common stock of the Company as of December 31, 2006.

Additionally, in 2005 general and administrative expenses included a $400,000 offset for Opportunity Grant funds received from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred with the move of our corporate headquarters and product development activities from Maryland to Pennsylvania. As a result of the Company’s decision to relocate its corporate headquarters and vaccine development activities back to Maryland, the Commonwealth of Pennsylvania requested repayment of the $400,000 Opportunity Grant received in 2005. The Company recorded a liability in 2006 reflecting its obligation to repay this amount.

Other Operating Costs and Expenses

In 2005, we recorded gains on sales of product assets totaling $11.0 million, which consisted of a $10.1 million gain from the licensing of exclusive rights to market Estrasorb in North America to Allergan in October 2005 and a $0.9 million gain from the divestiture of assets related to AVC Cream and Suppositories, NovaNatal and NovaStart products to Pharmelle, LLC in September 2005.

We made an adjustment in 2005 of $0.1 million for additional contract termination costs incurred in connection with the relocation of our corporate headquarters.

	2007			2006
		Change from			Change from
		2006			2005		2005

Interest income (expense)
Interest income	$3,287	$20	1%	$3,267	$2,937	890%	$330
Interest expense	(1,606)	121	(7)%	(1,727)	(606)	(26)%	(2,333)

	$1,681	$141	9%	$1,540	$2,331	117%	$(2,003)

Interest income was $3.3 million in 2007, an increase of $20,000 from interest income recorded in 2006. Interest income was relatively unchanged, despite lower cash and cash equivalent balances in 2007, due to offsetting higher interest rates earned on investments in 2007 as compared to 2006. Interest expense decreased in 2007 as compared to 2006 by $121,000 to $1.6 million in 2007. The decrease in interest expense in 2007 from 2006 was principally due to conversion of $7.0 million face amount of the convertible notes into equity in March 2006 partially offset by the amortization of debt discount of $221,000 related to the amendments to convertible notes made in 2007. In connection with amendments to the convertible notes in 2007, we recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the convertible notes.

Interest income increased to $3.3 million in 2006 from $0.3 million in 2005. The increase of $3.0 million was due primarily to significantly higher investment balances resulting from the net proceeds from two equity-financing transactions during the first quarter of 2006 which totaled $73.0 million as well as higher interest rates. Interest expense was $1.7 million in 2006 and $2.3 million in 2005 a decrease of $0.6 million. Interest expense related primarily to the 4.75% senior convertible notes totaling $35.0 million. In October 2005, certain holders of $6.0 million face amount of the convertible notes exercised their optional right to convert their notes plus accrued interest into 1,070,635 shares of Novavax common stock. This reduced the aggregate principal amount of the convertible notes outstanding to $29.0 million as of December 31, 2005. In March 2006, certain holders of $7.0 million face amount of the convertible notes exercised their optional right to convert their notes plus accrued interest into 1,294,564 shares of Novavax common stock. This further reduced the aggregate principal amount of the convertible notes outstanding to a face amount of $22.0 million as of December 31, 2006. Included in interest expense for 2005 and 2006 is a $0.3 million and a $0.3 million write-off of deferred financing costs that corresponds to the conversion of $6.0 million in convertible debt in 2005 and $7.0 million in convertible debt in 2006. Also included in interest expense for 2006 and 2005 is $0.3 million and $0.4 million, respectively, of amortization of deferred financing costs that corresponds to the issuance of the 4.75% senior convertible notes in 2004.

Discontinued Operations

In October 2007, we entered into agreements to terminate our supply agreements with Allergan, successor-in-interest to Esprit. In connection with the termination, we decided to wind down operations at our manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations.

	2007			2006			2005
		Change from			Change from
		2006			2005

Revenues	$1,913	$(1,032)	(35)%	$2,945	$900	44.0%	$2,045
Costs of products sold	6,758	2,071	44.2%	4,687	(694)	(12.9)%	5,381
Excess inventory costs over market	1,267	(282)	(18.2)%	1,549	30	2.0%	1,519
Research and development	63	(137)	(68.5)%	200	200	N/A	—
General and administrative	—	—	—	—	—	—	—

Total operating expenses	8,088	1,652	25.7%	6,436	(464)	(6.7)%	6,900

Net loss	$(6,175)	$(2,684)	76.9%	$(3,491)	$1,364	(28.1)%	$(4,855)

We recorded a loss from discontinued operations of $3.5 million for the year ended December 31, 2006 compared to $6.2 million for the year ended December 31, 2007, an increase of $2.7 million or 77%. The increase resulted from a decrease in revenue and an increase in operating expenses. Revenue from discontinued operations decreased to $1.9 million for 2007 from $2.9 million for 2006, a decrease of $1.0 million. The decrease resulted from lower Estrasorb shipments due to adjustments in inventory levels made by Allergan to reflect sales volume activity. Revenue also decreased as a result of decreased contract research revenue associated with the Allergan agreement.

Costs of products sold, which includes fixed idle capacity costs increased from $4.7 million to $6.8 million, an increase of $2.1 million, or 44%. Of the $6.8 million cost of products sold in 2007, $3.1 million represented idle plant capacity costs at our manufacturing facility. The remaining $3.7 million represented $1.5 million related to the cost of Estrasorb sales to Allergan and a $2.2 million impairment charge related to the fixed assets at our manufacturing facility. Of the $4.7 million cost of products sold in 2006, $2.5 million represents idle plant capacity costs and the balance of $2.2 million represent the costs of Estrasorb sales to Allergan. We were required to complete the manufacture of the remaining orders of Estrasorb in accordance with our agreement with Allergan in October 2007 to terminate the Allergan Supply Agreement.

In accordance with the Supply Agreement with Allergan, during 2006 and 2007, we were required to sell Estrasorb at a price that is lower than our manufacturing costs. These excess costs over the product cost totaled $1.3 million for 2007 and $1.5 million for 2006.

Research and development costs from discontinued operations decreased to $63,000 in 2007 from $200,000 in 2006, primarily as a result of the termination of our agreements with Allergan.

We recorded a loss from discontinued operations of $3.5 million for the year ended December 31, 2006 compared to $4.9 million for the year ended December 31, 2005, a decrease of $1.4 million or 28%. The decrease in the loss resulted from an increase in revenue and a decrease in operating expenses. Revenues from discontinued operations increased to $2.9 million for 2006 from $2.0 million for 2005, an increase of $0.9 million. The increase primarily resulted from $0.8 million of contract research revenue during 2006, royalties recorded on the sales of Estrasorb to Allergan, partially offset by a decrease in Estrasorb product sales to Allergan due to reduced inventory requirements. In October 2005, we licensed the exclusive rights to market Estrasorb in North America to Allergan. Pursuant to the License Agreement with Allergan, we recorded $0.3 million of royalty revenue in 2006. Under the terms of the License and Supply Agreements with Allergan, we agreed to manufacture and supply

Estrasorb to Allergan for a lower price than what we previously sold Estrasorb to our distributors. Estrasorb product revenue in 2005 includes sales to our distributors through the date of the License and Supply Agreements with Allergan. Product revenue for all periods after the date of the Agreements represents sales to Allergan.

Costs of products sold, which includes fixed idle capacity costs decreased to $4.7 million in 2006 from $5.4 million in 2005, a decrease of $0.7 million, or 13%. Of the $4.7 million cost of products sold in 2006, $2.5 million represents idle plant capacity costs at our manufacturing facility. The remaining $2.2 million represents the cost of Estrasorb sales to Allergan. Of the $5.4 million cost of products sold in 2005, $3.2 million represents idle plant capacity costs and the balance of $2.2 million represents the costs of Estrasorb sales.

As discussed above, in accordance with the Supply Agreement with Allergan, during 2005 and 2006, we were required to sell Estrasorb at a price that is lower than our manufacturing costs. These excess costs over the product cost totaled $1.5 million for both 2006 and 2005.

We recorded research and development costs from discontinued operations in 2006 of $200,000 related to costs incurred for contract research performed in our manufacturing facility. We did not have any research and development costs in 2005.

Net Loss

	2007			2006
		Change from			Change from
		2006			2005		2005

Net Loss	$(34,765)	$(11,697)	(51)%	$(23,068)	$(11,894)	(97)%	$(11,714)

Net loss per share	$(0.57)	$(0.17)	(44)%	$(0.39)	$(0.13)	(50)%	$(0.26)

Weighted shares outstanding	61,101,747			58,664,365			42,758,302

Our net loss for 2007 totaled $34.8 million or $(0.57) loss per share, which was an increase $11.7 million, or $0.18 per share than the net loss for 2006 of $23.1 million, or $(0.39) per share. The increase in the net loss in 2007 was principally due to increases in research and development expenses of $6.0 million, increases in net losses from discontinued operations of $2.7 million, the cost of our new facility in Rockville, Maryland of $1.2 million, and an increase in reserves for two former Board members note receivables of $0.9 million.

Our net loss for 2006 was $23.1 million or $(0.39) per share, as compared to $11.2 million or $(0.26) per share for 2005, an increase of $11.9 million. The increase in the net loss in 2006 from 2005 was principally due to the gain on sales and product assets of $11.0 recorded in 2005. In addition, decreases in net revenues of $3.6 million were partially offset by decreased operating expenses of $2.1 million and a decreased net loss for discontinued operations of $1.2 million.

Weighted shares outstanding increased in 2007 to 61.1 million shares from 58.7 million in 2006. The increase in weighted shares in 2007 was principally due to vesting of restricted stock and exercising of stock options.

Weighted shares outstanding increased from 42.8 million shares in 2005 to 58.7 million shares in 2006 due primarily to the equity financing transactions in the first quarter of 2006 coupled with the conversion of $7.0 million of senior convertible notes into shares of Novavax common stock during this same period. In addition, exercises of stock options and issuance of restricted stock as compensation also contributed to this increase in weighted shares outstanding.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and manufacturing costs related to Estrasorb. We plan to continue to have multiple vaccines and products in various stages of development and we believe our research and development as well as general and administrative expenses and capital requirements will continue to exceed our revenues. Future activities, particularly vaccine and product development, are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners and government agencies.

Year Ended
December 31,
Summary of Cash Flows:	2007
(In thousands)
Net cash (used in) provided by:
Operating activities	$(26,742)
Investing activities	24,651
Financing activities	(720)

Net decrease in cash and cash equivalents	(2,811)
Cash and cash equivalents at beginning of year	7,161

Cash and cash equivalents at end of year	$4,350

In addition to revenues of $8.5 million from continuing operations, during the three-year period ended December 31, 2007, we have funded our operations primarily from the following activities:

Net proceeds (In millions)	2005	2006	2007	Total

Sales of common stock in public offerings, net	$20.7	$56.0	$—	$76.7
Sales of product assets	12.7	—	—	12.7
License payments received	1.0	2.5	—	3.5
Exercise of stock options and warrants	0.4	1.7	0.1	2.2

	$34.8	$60.2	$0.1	$95.1

As of December 31, 2007, we held $46.5 million in cash and investments as compared to $73.6 million at December 31, 2006. The $27.1 million decrease in cash and investments during 2007, was due to the operating loss from continued operations of $28.6 million, cash used from discontinued operations of $1.0 million, and principal payments on debt of $0.8 million, partially offset by non-cash expenses of $4.6 million and net balance sheet changes (favorable) of $0.6 million. In addition, capital expenses totaled $2.0 million in 2007, primarily for equipment for vaccine development and the initial investment in the build out of a new GMP facility in our corporate headquarters.

As of December 31, 2007, our working capital was $42.8 million compared to $72.0 million as of December 31, 2006. This $29.2 million decrease includes $28.0 million in operating and capital expense activities plus $0.8 million in principal payments on our outstanding debt obligations.

We intend to use the proceeds from our equity financing transactions for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our vaccine and other product candidates, the development of new technologies, capital improvements and general working capital. In the first quarter of 2007, we entered into sponsored research and licensing arrangements with two academic institutions to conduct early stage research in the vaccine area. These and similar arrangements that we may enter into may aggregate to a material amount of research and development spending that will accelerate the use of such proceeds. We will continue to fund our operations through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company.

As of December 31, 2007, we had $22 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $4.00 per share; and mature on July 19, 2009. We may require that the Notes be converted into Company common stock if the weighted average price of the our common stock is greater than $7.00 in any 15 out of 30 consecutive trading days after July 19, 2007.

In February 2008, we sold our assets related to Estrasorb® in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). The assets sold include certain patents related to the micellar nanoparticle technology (the “MNP Technology”), trademarks, manufacturing equipment, customer and supplier relations and goodwill. Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax has agreed to manufacture additional units of Estrasorb with final delivery expected in mid 2008. Graceway will pay a preset transfer price per unit of Estrasorb for the supply of this product. The net cash proceeds from this transaction are estimated to exceed $2 million. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.

Based on our assessment of the availability of capital and our business operations as currently contemplated, including our clinical development plans, in the absence of new financings, any potential redemption of Notes, licensing arrangements or partnership agreements, we believe we will have adequate capital resources through the first quarter of 2009. If we are unable to obtain additional capital, we will continue to assess our capital resources and we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.

Contractual Obligations and Commitments

We utilize different financing instruments, such as debt and operating leases, to finance various equipment and facility needs. The following table summarizes our current financing obligations and commitments (in thousands) as of December 31, 2007:

		Less than	1 - 3	4 5	More than
Commitments & Obligations	Total	1 Year	Years	Years	5 Years

Convertible notes	$22,000	$—	$22,000	$—	—
Operating leases	8,241	2,412	3,187	2,584	$58
Notes payable	1,354	855	392	—	—

Total principal payments	31,595	3,267	25,579	2,691	58
Less: Subleases	(869)	(506)	(363)	—	—

Net principal payments	30,726	2,761	25,216	2,691	58
Interest	2,120	1,072	1,048	—	—

Total commitments & obligations	$32,846	$3,833	$26,264	$2,691	$58

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2007, we had cash and cash equivalents and short-term investments of $46.5 million as follows:

Cash and cash equivalents	$4.4 million
Short-term investments classified as held to maturity	$32.9 million
Short-term investments classified as available for sale	$9.2 million

Our exposure to market risk is confined to our investment portfolio. Our short-term investments are classified as either held to maturity or available for sale. Short term investment held to maturity are comprised of certificates of deposit, corporate bonds, and government agency bonds. These investments are held at amortized cost. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments and, therefore, could impact our cash flows and results of operations. Our investment in auction rate securities is classified as short-term investments available for sale on our consolidated balance sheet and is comprised of taxable municipal bonds. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities between 2022 and 2042. These auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals. Interest paid during a given period is based upon the interest rate determined during the prior auction. As a result of current negative conditions in the credit markets, auctions for these securities may fail to settle on their respective settlement dates. The current market for the auction rate securities is uncertain and we will continue to monitor and evaluate the market for these securities to determine if impairment of the carrying value of the securities has occurred. To our knowledge, there have been no auction rate failures related to auction rate securities held by the Company.

We are headquartered in the United States where we conduct the vast majority of our business activities. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of December 31, 2007, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. In connection with the Amendments, the Company recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount will be amortized over the remaining term of the Notes. Interest expense included $221,000 for the year ended December 31, 2007 related to the amortization of the debt discount.

At December 31, 2007, we had a total debt of $22.7 million, most of which bears interest at fixed interest rates. We do not believe that it is exposed to any material interest rate risk as a result of our borrowing activities.

Information required under this section is also contained in Part I, Item IA of this report and in Item 8 of this report, and is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 to F-38.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including our principal executive officer and principal financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2007, and has concluded that there was no change that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 – Financial Statements.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the information concerning our directors, officers and corporate governance to be included in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on June 18, 2008 (the “2008 Proxy Statement”). We expect to file the 2008 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2007.

Item 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2008 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2008 Proxy Statement.

The following table provides the Company’s equity compensation plan information as of December 31, 2007. Under these plans, the Company’s common stock may be issued upon the exercise of options. See also the information regarding stock options of the Company in Note 9, “Stock Options” to the Consolidated Financial Statements included herewith.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued	Exercise Price of	Under Equity
	Upon Exercise of	Outstanding Options,	Compensation Plans
	Outstanding Options,	Warrants and Rights	(Excluding Securities
Plan Category	Warrants and Rights (a)	(b)	Reflected in Column(a)(c)

Equity compensation plans approved by security holders(1)	6,290,520	$4.50	4,122,704
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes the Company’s 2005 Stock Incentive Plan, 1995 Stock Option Plan and 1995 Director Stock Option Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information concerning certain related party transactions set forth in Note 14 to our Consolidated Financial Statements included herewith. We incorporate herein by reference the information concerning certain other relationships and related transactions and director independence to be contained in the 2008 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2008 Proxy Statement.

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

Confidential treatment has been requested for portions of exhibits marked with a double asterisk (**) and granted for portions of exhibits marked with a triple asterisk (***).

All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1		Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 21, 1997 (the “1996 Form 10-K”)), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 29, 2001 (the “2000 Form 10-K”)), as further amended by the Certificate of Amendment dated July 8, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004 (the “2004 2Q Form 10-Q”))
3.2		Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 8, 2007), as amended on August 2, 2007
4.1		Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”))
4.2		Rights Agreement, dated as of August 8, 2002, by and between the Company and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 9, 2002)
4.3		Registration Rights Agreement, dated as of July 16, 2004, by and between the Company and the Buyers identified therein. (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3, File No. 333-118210, filed August 13, 2004)
10	.1††	Novavax, Inc. 1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 31, 2003 in connection with the Annual Meeting held on May 7, 2003)
10	.2††	Novavax, Inc. 1995 Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10)

10	.3††	Novavax, Inc. 2005 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed April 30, 2007 in connection with the Annual Meeting held on June 20, 2007)
10	.4††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective November 9, 2005, by and between the Company and Rahul Singhvi (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10	.5††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective November 9, 2005, by and between the Company and Raymond J. Hage, Jr. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10	.6††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective July 2, 2007, by and between the Company and Len Stigliano (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10	.7††	Consulting Agreement, dated as of April 27, 2007, effective as of March 7, 2007, between the Company and John Lambert (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 10, 2007)
10	.8††	Amended and Restated Change in Control Severance Benefit Plan, as adopted July 26, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10	.9††	Form of Indemnity Agreement, as authorized August 10, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed August 16, 2005)
10.10		Facilities Reservation Agreement, dated as of February 11, 2002, by and between the Company and Packaging Coordinators, Inc. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)
10.11		Letter Agreement by and between Novavax, Inc. and Catalent Pharma Solutions, Inc., dated February 12, 2008 and effective February 19, 2008 amending the Facilities Reservation Agreement dated February 11, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed February 25, 2007)
10.12		Lease Agreement, dated as of July 15, 2004, between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.1 to the 2004 2Q Form 10-Q)
10.13		Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006)
10.14		Amendment dated as of October 25, 2006 to the Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10.15		Lease, commencing April 1, 2005, by and between United Health Care Services, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005)
10.16		Sublease Agreement by and between Human Genome Sciences, Inc., and the Company dated October 6, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2006)
10.17		License Agreement between IGEN, Inc. and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed April 1, 1996)
10.18		HIV Vaccine Design and Development Agreement, effective September 26, 2003, by and between the Company and the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, an agency of the Department of Health and Human Services (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2004, filed March 15, 2005)
10.19		Form of Senior Convertible Note (Incorporated by reference to Exhibits 99.4 to the Company’s Current Report on Form 8-K, filed July 19, 2004)

10.20		Amendment Agreement by and between Novavax, Inc. and Smithfield Fiduciary LLC, dated June 15, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.21		Amendment Agreement by and between Novavax, Inc. and SF Capital Partner Ltd., dated June 15, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.22		Amendment Agreement by and between Novavax, Inc. and Portside Growth and Opportunity Fund, dated June 15, 2007 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.23		Exchange Agreement, dated July 16, 2004, between the Company, King Pharmaceuticals, Inc. and Parkedale Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.24		Termination Agreement, dated as of July 16, 2004 among King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and the Company (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.25		Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2005)
10.26		Amendment dated and entered into as of July 5, 2006, to Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2006, filed November 14, 2006)
10	.27***	Exclusive License Agreement, dated February 26, 2007, between the Company and the University of Massachusetts (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 14, 2007)
10	.28***	License Agreement, dated July 5, 2007, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10	.29**	Asset Purchase Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2007)
10	.30**	Supply Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2007)
10	.31**	License Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2007)
14		Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 15, 2004)
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification Pursuant to 18 UNITED STATESC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Rahul Singhvi, President and Chief Executive Officer of the Company*
32.2		Certification Pursuant to 18 UNITED STATESC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Len Stigliano, Vice President, Chief Financial Officer and Treasurer of the Company*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By: /s/ Rahul Singhvi
President and Chief Executive Officer
and Director

Date: March 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ RAHUL SINGHVI Rahul Singhvi	President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ LEN STIGLIANO Len Stigliano	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)	March 17, 2008

/s/ JOHN LAMBERT John Lambert	Chairman of the Board of Directors	March 17, 2008

/s/ GARY C. EVANS Gary C. Evans	Lead Director	March 17, 2008

/s/ JOHN O. MARSH, JR. John O. Marsh, Jr.	Director	March 17, 2008

/s/ MICHAEL A. MCMANUS Michael A. McManus	Director	March 17, 2008

/s/ THOMAS P. MONATH Thomas P. Monath	Director	March 17, 2008

/s/ JAMES B. TANANBAUM James B. Tananbaum	Director	March 17, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Novavax, Inc.

We have audited the accompanying consolidated balance sheets of Novavax, Inc. (a Delaware corporation) and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novavax, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in footnote 2 to the financial statements, Novavax, Inc. and subsidiary adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” as of January 1, 2007 and Statement of Financial Accounting Standard No. 123(R) “Share Based Payments” as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novavax, Inc.’s and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Philadelphia, Pennsylvania
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Novavax, Inc.

We have audited Novavax, Inc. (a Delaware Corporation) and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novavax’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Novavax’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Novavax Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Novavax, Inc. and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the two years in the period ended December 31, 2007 and, our report dated March 17, 2008 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Philadelphia, Pennsylvania
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Novavax, Inc.

We have audited the accompanying consolidated balance sheet of Novavax, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Novavax, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with United States generally accepted accounting principles.

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania
March 3, 2006

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share information)

ASSETS
Current assets:
Cash and cash equivalents	$4,350	$7,161
Short-term investments classified as available for sale	9,200	—
Short-term investments classified as held to maturity	32,939	66,434
Accounts and other receivables, net of allowance for doubtful accounts of $168 and $117 as of December 31, 2007 and 2006, respectively	667	545
Inventory	25	115
Prepaid expenses and other current assets	1,304	1,693
Current assets of discontinued operations	531	1,394

Total current assets	49,016	77,342
Property and equipment, net	5,721	9,861
Goodwill	33,141	33,141
Assets held for sale	899	—
Other intangible assets, net	—	978
Non-current assets of discontinued operations	1,634	—
Other non-current assets	880	555

Total assets	$91,291	$121,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,490	$1,329
Accrued expenses and other current liabilities	2,980	2,750
Current liabilities of discontinued operations	616	529
Current portion of notes payable	1,120	731

Total current liabilities	6,206	5,339

Convertible notes, net of discount	21,369	22,000
Deferred rent	391	79
Non-current portion of notes payable	260	458

Total liabilities	28,226	27,876

Commitments and contingences (see Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 62,356,977 shares issued and 61,949,881 outstanding at December 31, 2007, and 62,139,851 issued and 61,791,089 outstanding at December 31, 2006	624	622
Additional paid-in capital	264,618	261,822
Note receivable from director	—	(1,031)
Accumulated deficit	(199,727)	(164,962)
Treasury stock, 407,096 shares at December 31, 2007 and 348,762 shares at December, 31, 2006, cost basis	(2,450)	(2,450)

Total stockholders’ equity	63,065	94,001

Total liabilities and stockholders’ equity	$91,291	$121,877

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2007	2006	2005
	(In thousands, except share and
	per share information)

Revenues:
Net product sales	$(58)	$641	$2,504
Contract research and development	1,388	1,068	1,798
Royalties and milestone fees	125	29	1,041

Total revenues	1,455	1,738	5,343

Operating costs and expenses:
Cost of products sold	163	237	410
Research and development	17,600	11,329	5,075
Selling, general and administrative	13,963	11,288	15,034
Facility exit costs	—	—	105
Gains on sales of product assets	—	—	(10,965)

Total operating costs and expenses	31,726	22,854	9,659

Loss from continuing operations before interest	(30,271)	(21,116)	(4,316)

Other income (expense):
Interest income	3,287	3,267	330
Interest expense	(1,606)	(1,728)	(2,333)

Loss from continuing operations	(28,590)	(19,577)	(6,319)
Loss from discontinued operations	(6,175)	(3,491)	(4,855)

Net loss	$(34,765)	$(23,068)	$(11,174)

Basic and diluted weighted average number of common shares outstanding	61,101,474	58,664,365	42,758,302

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.47)	$(0.33)	$(0.15)
Loss per share from discontinued operations	(0.10)	(0.06)	(0.11)

Net loss per share	$(0.57)	$(0.39)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

					Note
			Additional		Receivable			Total
	Common Stock		Paid-in	Unearned	From	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Director	Deficit	Stock	Total
	(In thousands, except share information)

Balance, January 1, 2005	39,807,724	$398	$167,496	$—	$(1,480)	$(130,720)	$(2,413)	$33,281
Exercise of stock options	342,654	3	392	—	—	—	—	395
Issuance of common stock for prior services	300,000	3	252	—	—	—	—	255
Restricted stock issued as compensation	552,434	6	570	(425)	—	—	—	151
Conversion of convertible debt	1,070,635	11	6,070	—	—	—	—	6,081
Sales of common stock	8,186,047	82	21,918	—	—	—	—	22,000
Financing costs allocated to raising additional capital	—	—	(1,337)	—	—	—	—	(1,337)
Net loss	—	—	—	—	—	(11,174)	—	(11,174)

Balance, December 31, 2005	50,259,494	503	195,361	(425)	(1,480)	(141,894)	(2,413)	49,652
Unearned compensation against costs for stock options in accordance with SFAS No. 123	—	—	(425)	425	—	—	—	—
Non-cash compensation costs for stock options	—	—	1,776		—	—	—	1,776
Exercise of stock options	497,613	5	1,713	—	—	—	—	1,718
Conversion of convertible debt	1,294,564	13	7,055	—	—	—	—	7,068
Restricted stock issued as compensation	285,000	3	(3)	—	—	—	—	—
Amortization of restricted stock for compensation	—	—	491	—	—	—	—	491
Treasury stock issued in lieu of payment of services rendered	—	—	(32)	—	—	—	57	25
Sales of common stock	9,803,180	98	57,902	—	—	—	—	58,000
Financing costs allocated to raising additional capital	—	—	(2,016)	—	—	—	—	(2,016)
Reclassification due to change in status of a director	—	—	—	—	449	—	—	449
Repurchase of common stock		—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(23,068)	—	(23,068)

Balance, December 31, 2006	62,139,851	622	261,822	—	(1,031)	(164,962)	(2,450)	94,001
Non-cash compensation costs for-stock options	—	—	1,345	—	—	—	—	1,345
Exercise of stock options	57,126	—	89	—	—	—	—	89
Restricted stock issued as compensation	160,000	2	(2)	—	—	—	—	—
Amortization of restricted stock for compensation	—	—	512	—	—	—	—	512
Reclassification due to change in status of a director	—	—	—	—	1,031	—	—	1,031
Debt discount from modification of convertible debt	—	—	852	—	—	—	—	852
Net loss		—	—	—	—	(34,765)	—	(34,765)

Balance, December 31, 2007	62,356,977	$624	$264,618	—	$—	$(199,727)	$(2,450)	$63,065

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities:
Loss from continuing operations:	$(28,590)	$(19,577)	$(6,319)
Reconciliation of net loss from continuing operations to net cash used in operating activities:
Amortization of intangible assets	132	132	681
Depreciation and amortization	702	577	446
Amortization of deferred financing costs	259	797	662
Amortization of debt discount	221	—	—
Provision for bad debts	176	111	4
Retirement of capital assets	100	321	39
Amortization of net discounts on short-term investments	(2,320)	(1,135)	—
Reserve for notes receivable and accrued interest	875	167	—
Deferred rent	312	12	60
Non-cash expense for services	57	25	—
Non-cash stock compensation	1,800	2,267	406
Non-cash facility exit costs	—	—	105
Gain on sales of product assets	—	—	(10,965)
Net proceeds from sales of product assets	—	—	12,733
Changes in operating assets and liabilities:
Accounts and other receivables	(298)	2,684	(17)
Inventory	90	(96)	(23)
Prepaid expenses and other current assets	129	281	1,032
Accounts payable and accrued expenses	206	444	(3,618)
Facility exit costs	—	—	(168)
Other non-current assets	432	(435)	198

Net cash used in operating activities from continuing operations	(25,717)	(13,425)	(4,744)
Net cash used in operating activities from discontinued operations	(1,025)	(1,385)	(1,065)

Net cash used in operating activities	(26,742)	(14,810)	(5,809)

Investing Activities:
Capital expenditures	(1,961)	(1,406)	(110)
Proceeds from disposal of property and equipment	—	—	68
Purchases of short-term investments	(94,993)	(121,546)	—
Proceeds from maturities of short-term investments	121,608	56,247	—

Net cash provided by (used in) investing activities from continuing operations	24,654	(66,705)	(42)
Net cash used in investing activities from discontinued operations	(3)	(110)	(120)

Net cash provided by (used in) investing activities	24,651	(66,815)	(162)

Financing Activities:
Principal payments of notes payable	(809)	(715)	(1,070)
Net proceeds from sales of common stock	—	55,984	20,663
Proceeds from the exercise of stock options	89	1,718	395
Purchase of treasury stock	—	(94)	—

Net cash (used in) provided by financing activities	(720)	56,893	19,988

Net (decrease) increase in cash and cash equivalents	(2,811)	(24,732)	14,017
Cash and cash equivalents at beginning of year	7,161	31,893	17,876

Cash and cash equivalents at end of year	$4,350	$7,161	31,893

Supplemental disclosure of non-cash activities:
Conversion of convertible debt and accrued interest to common stock	$—	$7,068	$6,081

Debt discount from modification of convertible debt	$852	$—	$—

Equipment purchases included in accounts payable	$624	$59	$139

Financed insurance premiums	$600	$511	$501

Supplemental disclosure of cash flow information:
Cash interest payments	$1,073	$1,233	$1,719

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1.	Organization

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage pharmaceutical company focused on creating differentiated, value-added vaccines that leverage the Company’s proprietary virus-like particle (“VLP”) technology. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins and therefore, are believed incapable of causing infection and disease. Our proprietary production technology uses insect cells rather than chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and a fourth undisclosed disease target.

On July 31, 2007, the Company began Phase I/IIa clinical trials for its H5N1 pandemic influenza vaccine. In December 2007, the Company announced favorable interim results for its pandemic influenza vaccine that demonstrated immunogenicity and safety. The Company plans to begin patient enrollment in the second portion of the Phase I/IIa trial before March 31, 2008 to gather additional patient immunogenicity and safety data, as well as determining a final dose through completion of this clinical trial. It is anticipated that initial immunogenicity and safety data will be available early in the third quarter of 2008 with study completion by the end of 2008 to include ongoing safety collection.

The Company also has a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration (“FDA”) approved estrogen replacement product, Estrasorb®. In February 2008, the Company sold the assets related to Estrasorb® in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). Additionally, the Company is seeking to divest its other non-vaccine MNP technology through sales and licenses.

The Company’s vaccine products currently under development or in clinical trials will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these vaccine products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The commercial launch of any vaccine product is subject to certain risks including, but not limited to, manufacturing scale-up, market acceptance and competition. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis. The Company’s efforts to divest the non-vaccine MNP technology, discussed above may not be successful because the Company may not be able to identify a potential licensee or buyer, and, even if the Company does identify a licensee or buyer, the price and terms may not be acceptable to the Company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Fielding Pharmaceutical Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity Matters

The Company has incurred losses since its inception and as of December 31, 2007 has an accumulated deficit of $199,727,000. The Company does not expect to generate revenue in the near future. Based on the Company’s assessment of the availability of capital and its business operations as currently contemplated, including the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s clinical development plans, in the absence of new financings, any potential redemption of Notes, licensing arrangements or partnership agreements, the Company believes it will have adequate capital resources through the first quarter of 2009. If the Company is unable to obtain additional capital, it will continue to assess its capital resources and the Company may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs, downsize its organization, or reduce general and administrative infrastructure.

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

Reclassifications

Certain amounts appearing in the consolidated financial statements for the year ended December 31, 2006 and 2005 have been reclassified to conform to the current year’s presentation. As discussed in Note 11, the results of operations and the assets and liabilities related to the Philadelphia manufacturing facility have been accounted for as discontinued operations.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. Short-term investments are diversified, primarily consisting of investment grade securities that either mature within the next twelve months or have other characteristics of short-term investments, such as auction dates within at least six months of the prior auction date or being available to be used for operations. All auction rate securities are classified as short-term investments.

For short-term investments classified as held to maturity securities, the Company has the positive intent and ability to hold them until maturity. These investments are recorded at face value less any premiums or discounts. Income related to these securities is reported as a component of interest income. These premiums or discounts are then amortized over the remaining maturity periods of the investments using the straight-line method. Included in net interest income on the consolidated statement of operations for the year ended December 31, 2007 and 2006 is $2,320,000 and $1,135,000 of amortization of premiums/discounts related to these short-term investments. As of December 31, 2007, short-term investments classified as held to maturity have original maturity dates of less than one year and were comprised of $1,997,000 of certificates of deposit, $22,057,000 of corporate bonds, and $8,884,000 of government agency bonds. As of December 31, 2006, short-term investments classified as available for sale were comprised of $55,760,000 of commercial paper, $1,628,000 of asset-backed securities and $9,046,000 of corporate obligations.

Short-term investments classified as available for sale are carried at fair value. Fair value is based on quoted market price. At December 31, 2007, the Company held $9,200,000 of high-grade, interest-bearing auction rate securities which were comprised of taxable municipal bonds. The Company has classified these auction rate securities as short-term investments available for sale on its consolidated balance sheets. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities between 2002 and 2042. The Company did not record any unrealized gains or losses for its available for sale securities, as cost approximates market for these securities. These auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals. Interest paid during a given period is based upon the interest rate determined during the prior auction. Auctions for these investments may fail to settle on their respective

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement dates. The Company did not hold any auction rate securities as of December 31, 2006.

Financial Instruments and Concentration of Credit Risk

Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments, accounts receivable and convertible notes payable. The Company has invested its cash in asset backed securities, high-grade corporate debt securities and money market instruments. The Company’s investment policy limits investments to certain types of instruments, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. The Company has not experienced any losses on such accounts and management believes the risk of loss to be minimal. The carrying value of cash and cash equivalents, short-term investments and accounts receivable approximates their fair value based on their short-term maturities at December 31, 2007 and 2006. The Company has certain debt instruments at fixed rates, with lower interest rates than the prevailing market rates. The Company has obtained favorable rates through January 2010. The fair values of convertible notes approximate their carrying value as of December 31, 2007 and 2006 based on rates currently available to the Company for debt with similar terms and remaining maturities.

Accounts and Other Receivables

Accounts receivables are reported in the consolidated balance sheets as outstanding principal less any charge-offs and allowance for doubtful accounts. The Company charges off uncollectible receivables when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts that is determined based on historical experience and management’s expectations of future losses. Accounts deemed uncollectible are charged to the allowance based on specific identification. Provisions for bad debts and recoveries on accounts previously provisioned for are added to the allowance. As of December 31, 2007 and 2006, the Company had an allowance for doubtful accounts of approximately $168,000 and $117,000, respectively.

Inventories

Inventories consist of raw materials, work-in-process and finished goods, and are priced at the lower of cost or market using the first-in-first-out method and consist of the following at December 31:

	2007	2006
	(In thousands)

Raw materials	$226	$263
Work-in-process	—	86
Finished goods	140	251
Reserve for inventory	(52)	—

	314	600
Less: inventory reclassified to current assets of discontinued operations	(289)	(485)

	$25	$115

In accordance with Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold for the year ended December 31, 2007, 2006 and 2005 is $3.1 million, $2.5 million and $3.2 million, respectively, of idle capacity costs which represents the excess of fixed production overhead over that allocated to inventories.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2007, 2006 and 2005, $1.3 million, $1.5 million and $1.5 million, respectively of inventory costs in excess of market value were included in the accompanying consolidated statement of operations related to the Supply Agreement with Allergan (see Note 3 — Summary of Significant Transactions). Under the terms of this Supply Agreement, the Company sold Estrasorb at a price below its manufacturing costs during the fourth quarter of 2005 and the years ended December 31, 2006 and 2007.

In June 2007, the Company decided to discontinue the sale of Gynodiol. In connection with its decision, the Company recorded an inventory reserve totaling $52,000.

Based on the termination of the Supply Agreement with Allergan, the Company had planned to close Philadelphia, Pennsylvania manufacturing facility at the end of 2007 and transfer production to a third party. However, in February 2008, the Company entered into an agreement with Graceway Pharmaceuticals, LLC (“Graceway”) to sell its manufacturing equipment and other assets related to Estrasorb in the United States, Canada and Mexico. In addition to the sale of assets, the Company agreed to produce additional lots of Estrasorb on behalf of Graceway which is anticipated to be completed by July 2008, at which time the Company will close down this operation.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Property and equipment is comprised of the following at December 31:

	2007	2006
	(In thousands)

Construction in progress	$1,601	$—
Machinery and equipment	4,124	12,193
Leasehold improvements	7,759	6,248
Computer software and hardware	346	396

	13,830	18,837
Less accumulated depreciation and amortization	(8,109)	(8,976)

	$5,721	$9,861

Construction in progress is related to costs incurred in the construction of the Company’s GMP pilot manufacturing facility which started during the third quarter of 2007.

Depreciation expense was approximately $2,797,000, $2,921,000 and $2,794,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill and Intangible Assets

Goodwill originally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of internally discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, the Company initially tested its goodwill for impairment as of January 1, 2002 and determined that no impairment was present. The Company thereafter performed the required annual impairment test as of December 31 of each year as to the carrying amount of its goodwill, which indicated the Company’s estimated fair value exceeded its carrying value of goodwill. Therefore, no impairment was identified as of December 31, 2007 or 2006.

Goodwill consists of the following at December 31:

	2007			2006
	Gross	Amortization	Net	Gross	Amortization	Net
			(In thousands)

Goodwill
Goodwill-Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

A roll-forward of the Company intangible assets is as follows:

		Estrasorb	AVC Product	Total	Accumulated
	Patents	Rights	Acquisition	Intangibles	Amortization	Net
	(In thousands)

Balance, January 1, 2005	$2,525	$2,514	$3,332	$8,371	$(3,323)	$5,048
Amortization Expense	—	—	—	—	(681)	(681)
Esprit Licensing Agreement	—	(2,514)		(2,514)	339	(2,175)
Pharmelle transaction	—	—	(3,332)	(3,332)	2,250	(1,082)

Balance, December 31, 2005	2,525	—	—	2,525	(1,415)	1,110
Amortization Expense	—	—	—	—	(132)	(132)

Balance, December 31, 2006	2,525	—	—	2,525	(1,547)	978
Amortization Expense	—	—	—	—	(132)	(132)
Transfer to assets held for sale	(2,525)	—	—	(2,525)	1,679	(846)

Balance, December 31, 2007	$—	$—	$—	$—	$—	$—

Intangible assets were amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years. Amortization expense was $132,000, $132,000 and $681,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

During the third quarter of 2007, the Company began efforts to divest its MNP technology, which included the patent technology included as intangible assets on the Company’s consolidated balance sheet. In connection with the planned divestiture, the Company evaluated the recoverability of the carrying value of the patents and reclassified $846,000 into assets held for sale. The Company has determined that the estimated fair value of the patents exceeds their carrying value, and accordingly no impairment charge is included in the consolidated statement of operations for the year ended December 31, 2007.

Disposal of Long-Lived Assets/Discontinued Operations

The Company accounts for the impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal (“SFAS No. 144”). SFAS No. 144 requires a periodic evaluation of the recoverability of the carrying value of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses, and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value. SFAS No. 144 also provides accounting and reporting provisions for components of an entity that are classified as discontinued operations. The Company recorded an impairment loss in connection with the discontinued operations of its Philadelphia, Pennsylvania manufacturing facility for the year ended December 31, 2007 (See Note 11 — Discontinued Operations).

Revenue Recognition and Allowances

During 2005, Novavax began to transition from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company focused on the development of vaccines. For the years ended December 31, 2007, 2006 and 2005, products revenues primarily from the sale of Estrasorb, the Company’s Food and Drug Administration approved estrogen replacement product. As discussed in Note 3 — Summary of Significant Agreements, the Company entered into agreements with Graceway Pharmaceuticals, Inc. in February 2008, pursuant to which Novavax will produce units of Estrasorb with final delivery expected in July 2008.

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes these sales, net of allowances for returns and rebates. Through December 31, 2007, a large part of the Company’s product sales were to Allergan or to distributors who resold the products to their customers. The Company provides rebates to members of certain buying groups who purchased from the Company’s distributors, to distributors that sold to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts were usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimated the amount of the rebate that would be paid, and recorded the liability as a reduction of revenue when the Company records our sale of the products. Settlement of the rebate generally occurred from three to 12 months after sale. The Company regularly analyzed the historical rebate trends and made adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and made adjustments to the recorded reserves based on such information.

Under the terms of the Asset Purchase Agreement with Pharmelle, LLC (see Note 3 Summary of Significant Transactions) the Company no longer has responsibility for rebates or returns related to AVCtm Cream and Suppositories, NovaNatal and NovaStart as of the date of the sale of such assets. Under the License and Supply Agreements with Allergan (see Note 3 — Summary of Significant Transactions) the Company no longer has responsibility for rebates related to Estrasorb or for returns related to Estrasorb sales made subsequent to entering into the License Agreement on October 19, 2005.

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue earned under research contracts is recognized in accordance with the terms and conditions of such contracts for reimbursement of costs incurred and defined milestones. In 2005, revenue earned under a drug development contract was recognized based on the proportional performance method, whereby revenue was recognized in proportion to the estimated cost-to-complete the contract. In 2005, revenue earned under the renewal of the IGI, Inc. agreement was recognized completely upon receipt of payment because the Company had no further performance obligations. Also in 2005, revenue earned under the License Agreement with Allergan was recognized at the time of the agreement since the Company had no further performance obligations related to the license agreement (see Note 3 — Summary of Significant Transactions).

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-based Payment (“SFAS No. 123R”) using the modified prospective method. This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost is included in operating expenses for the years ended December 31, 2007 and 2006 and includes both the compensation cost of stock options granted prior to but not yet vested as of January 1, 2006 and compensation cost for all options granted subsequent to December 31, 2005.

Prior to adopting SFAS No. 123R on January 1, 2006, the Company’s equity-based employee compensation cost under its various stock incentive and option plans was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Standard of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. Therefore, for the year ended December 31, 2005, no option based employee compensation cost is reflected in the Company’s net loss, because all options granted had an exercise price equal to the underlying common stock price on the date of grant. The following table which is presented for comparative purposes only, provides the pro forma information as required by Statement of Financial Accounting Standard No 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS No. 148”), and illustrates the effect on net loss and loss per share for the year ended December 31, 2005 presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation prior to January 1, 2006.

Year Ended
December 31,
2005
(In thousands, except
per share data)

Net loss, as reported	$(11,174)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards(1) (Revised)	(1,999)

Pro forma net loss (Revised)	$(13,173)

Net loss per share:
Basic and diluted — as reported	$(0.26)

Basic and diluted — pro forma (Revised)	$(0.31)

(1)	Does not include restricted stock compensation expense of $405,000 which is reported in the consolidated statements of operations.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of additional stock options issued in future years.

The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the year ended December 31, 2005, using the Black-Scholes options valuation model were as follows:

2005

Weighted average fair value of options granted	$3.17
Expected life (years)	4.4
Expected volatility	129%
Risk free interest rate	4.0%
Expected dividend	0.0%
Expected forfeiture	0.0%

The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from the vesting date. The expected volatility of the options granted for the year ended December 31, 2005 was determined using historical volatilities based on stock prices since the inception of the plans. The expected volatility of the options granted for the year ended December 31, 2005. The risk-free interest rate was determined using the yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the options. The forfeiture rate for the year ended December 31, 2005 was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.

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

Advertising and Promotion Costs

All costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense was $1,730,000 in 2005. There were no advertising and promotion costs in 2007 and 2006 as the Company licensed the rights to market Estrasorb to Allergan in 2005.

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

The Company is part of a consortium that received a National Institutes of Health (“NIH”) project program grant to develop HIV vaccine candidates. The Company expects to earn approximately $1.1 million through the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current contract period ending February 2008. As of December 31, 2007, the Company earned $937,000 against this research contract.

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

The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2007 and 2006.

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

Comprehensive Loss

Under SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of its consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2007, 2006 and 2005.

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

Recent Accounting Pronouncements

Other than the adoption of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) there have been no material changes in the Company’s critical accounting policies or critical accounting estimates since December 31, 2006, nor has the Company adopted any accounting policy that has or will have a material impact on its consolidated financial statements. For further discussion of the Company’s accounting policies see Note 2 “Summary of Significant Accounting Policies-FIN 48” below.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $3.8 million in uncertain tax positions. The $3.8 million of unrecognized tax benefits was accounted for as a $3.8 million reduction to the January 1, 2007 balance of deferred tax assets and a corresponding $3.8 million dollar reduction of the valuation allowances. Therefore, the Company did not record any adjustment to the beginning balance of retained earnings in its consolidated balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect the annual effective income tax rate. The Company and its subsidiary file income tax returns in the United States federal jurisdiction and in various states. The Company has tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards may remain subject to examination.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

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

SFAS No. 159

In February 2007, the FASB issued a Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS No. 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company is evaluating the impact this new standard will have on its financial condition, results of operations, and liquidity.

EITF Issue No. 07-1

In December 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” which is effective for calendar year companies on January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangements should be presented in the income statement and set for the certain disclosures that should be required in the partners’

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. Novavax is currently assessing the potential impact of implementing this standard on its financial condition results of operations or liquidity.

SAB 110

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”), which permits, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain options as discussed in SAB No. 107 and in accordance with SFAS 123R. The guidance in this release is effective January 1, 2008. The impact of this standard on the consolidated financial statements is not expected to be material.

SFAS No. 141 R

In December 2007, the FASB issued SFAS No. 141 (revised 007), “Business Combinations.” (“SFAS No. 141R”) For calendar year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS No. 141R will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities will be recorded at fair value, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The Company does not expect the adoption of SFAS No. 142R to have a material impact on its financial condition, results of operations or liquidity.

SFAS No. 160

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of subsidiary. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or liquidity.

3.	Summary of Significant Transactions

Graceway Agreements

In February 2008, the Company entered into an asset purchase agreement with Graceway Pharmaceuticals, LLC (“Graceway”), pursuant to which Novavax sold to Graceway its assets related to Estrasorb® in the United States, Canada and Mexico. The assets sold include certain patents related to the micellar nanoparticle technology (the “MNP Technology”), trademarks, know-how, manufacturing equipment, customer and supplier relations, goodwill and other assets. Novavax retained the rights to commercialize Estrasorb® outside of the United States, Canada and Mexico.

In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax has agreed to manufacture additional units of Estrasorb with final delivery expected in mid 2008. Graceway will pay a preset transfer price per unit of Estrasorb for the supply of this product. Once Novavax has delivered the required quantity of Estrasorb, Novavax must clean the manufacturing equipment and prepare the equipment for transport. Graceway will remove the equipment from the manufacturing facility and Novavax will then exit the facility.

In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement. The licensed grant allows Novavax to make, use and sell licensed products and services in certain, limited fields.

The net cash proceeds from these transactions is expected to be in excess of $2.0 million. The license and supply agreements with Allergan, were terminated October 2007.

License Agreement with University of Massachusetts Medical School

Effective February 26, 2007, the Company entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, the Company has the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans . The Company made an upfront cash payment to UMMS. In addition, the Company will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology.

License Agreement with Wyeth Holdings Corporation

On July 5, 2007, the Company entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering virus-like particle (VLP) technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth could aggregate $6.5 million in fiscal 2008, depending on achievement of certain clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any products; unless terminated sooner at the Company’s option or by Wyeth for an uncured breach by Novavax.

License and Supply Agreements with Allergan

In October 2005, the Company entered into License and Supply agreements for Estrasorb with Allergan, Inc. (“Allergan”), successor-in-interest to Esprit Pharma, Inc. (“Esprit”). Under the License Agreement, Allergan obtained exclusive rights to market Estrasorb in North America and under the Supply Agreement the Company will continue to manufacture Estrasorb.

In consideration for the rights granted, Allergan paid the Company a minimum cash consideration of $12,500,000: $2,000,000 of which was paid at closing, $8,000,000 of which was paid in December 2005, and the remaining $2,500,000 which was paid in October 2006 in accordance with the License Agreement. The Company receives royalties on all net sales of Estrasorb as well as milestone payments based on specific pre-determined net sales levels of Estrasorb. The Company wrote off $2,175,000, the remaining net balance of its intangible asset for Estrasorb rights at the date of the transaction. As part of the Supply Agreement, Allergan paid the Company $273,000 for inventory and sales and promotional materials for which the Company had a book value of $437,000. The Company incurred $200,000 of fees related to this transaction and recorded a gain of $10,125,000, which is included in gain on sales of product assets on the accompanying consolidated statement of operations for the year ended December 31, 2005.

In February 2008, in connection with the sale of the Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan.

In April 2006, the Company entered into a second License and Supply Agreement with Allergan to co-develop, supply and commercialize our MNP testosterone medicine for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to market the products in North America. In October 2007, Allergan purchased Esprit and subsequently entered into an agreement with Novavax, which among other things, terminated the license and supply agreement for testosterone and the supply agreement for Estrasorb.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Purchase Agreement with Pharmelle, LLC (the “Pharmelle Transaction”)

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

Restructuring of the Sales Force

From March through August 2005, the Company implemented measures to reduce costs associated with its commercial operations by downsizing its sales force to correspond with the Company’s strategy of transitioning from a commercial business model to that of one focused on the Company’s core competency of new product development. The March restructuring reduced the Company’s sales force numbers significantly while the August restructuring eliminated the remaining sales force. Included in sales and marketing expenses in the accompanying consolidated statement of operations for the year ended December 31, 2005 is $444,000 related to these two restructurings. Included in this amount are (i) one-time termination benefits of $305,000, all of which were paid as of December 31, 2005, (ii) auto lease contract termination costs of approximately $125,000, of which $2,000 was included in accrued expenses as of December 31, 2005, and (iii) $14,000 of other associated costs, all of which were paid as of December 31, 2005.

Opportunity Grant Funds

In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of the Company’s corporate headquarters and product development activities to Malvern, Pennsylvania. These funds were included as an offset to general and administrative expenses included in the Consolidated Statement of Operations for the year ended December 31, 2005. The Opportunity Grant had the following conditions: (i) the Company would create 95 full time jobs at the Malvern facility within three years; (ii) the Company would invest at least $9.4 million in capital improvements and fixtures and equipment at the Malvern facility within three years; and, (iii) the Company would operate at the Malvern facility for a minimum of five years. If the Company failed to meet these conditions, it would be liable for a penalty equal to the full amount of the grant.

In line with its business strategy, the Company announced in December 2006, that it had signed a long-term lease for its new corporate headquarters and research and development facility in Rockville, Maryland, where its vaccine operations were currently located. As a result of the Company’s failure to comply with the conditions of the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant. The Company recorded a current liability of $400,000 in the accompanying Consolidated Balance Sheet as of December 31, 2006 and a corresponding expense in general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2006.

In April, 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through DCED, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The loan was reclassified to notes payable. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest does not accrue on the outstanding balance. During the year ended December 31, 2007, the Company made payments totaling $60,000. The balance of the loan is included in notes payable at December 31, 2007.

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

4.	Long-term Leases and Accounting for Facility Exit Costs

In July 2004, the Company entered into a lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania for the consolidation and expansion of its corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five-year renewal options and an early option to terminate after the first five years of the lease. Standard annual escalation rental rates were in effect during the initial lease term. In April 2006 the Company entered into a sublease agreement with Sterilox Technologies, Inc., now known as PuriCore, Inc., to sublease 20,469 square feet of the Malvern corporate headquarters at premium price per square foot. The sublease had a commencement date of July 1, 2006 and expires on September 30, 2009. Consistent with its strategic focus, the Company increased its presence in Rockville, Maryland, where its vaccine operations are currently located.

On October 6, 2006, the Company and Human Genome Sciences, Inc. executed a sublease agreement (the “HGS sublease”) for approximately 51,000 square feet of office, laboratory and administrative space in Rockville, MD. The office space is being used as the Company’s corporate headquarters. The term of the HGS sublease commenced on December 12, 2006 or the date on which a certain portion of the leased space was delivered to the Company and expires on the last day of the month which is six years following the date of delivery. The Company has the option to renew the HGS sublease for two additional periods of three years each and a third option to renew the HGS sublease until March 30, 2021.

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2005 and 2006, the Company applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for lease termination and other associated costs that were incurred under the operating lease which expired on October 31, 2006 related to the Company’s former corporate offices located in Columbia, Maryland.

A roll-forward of the facility exit cost liability is as follows:

	Current	Non-Current
	(In thousands)

Balance as of January 1, 2005	$151	$101
Lease payments applied to the liability	(58)	(161)
Adjustment to original estimate	45	60

Balance as of December 31, 2005	138	—
Lease payments applied to the liability	(142)	—
Adjustment to original estimate	4	—

Balance as of December 31, 2006 and 2007	$—	$—

5.	Supplemental Financial Data

Allowance for Doubtful Accounts

A roll-forward of the allowance for doubtful accounts is as follows:

(In thousands)

Balance, January 1, 2005	$752
Provision for bad debts	4
Other adjustments	(327)

Balance, December 31, 2005	429
Provision for bad debts	111
Write off bad debts	(423)

Balance, December 31, 2006	$117
Provision for bad debts	176
Write off bad debts	(125)

Balance, December 31, 2007	$168

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2007	2006
	(In thousands)

Prepaid insurance	$568	$720
Current portion of deferred financing costs	259	259
Notes receivable from former director, net of reserve	202	281
Interest receivable on directors’ notes	132	359
Other current assets	51	53
Interest receivable	229	201

	1,441	1,873
Less: Prepaid expenses and other current assets reclassified to current assets of discontinued operations	(137)	(180)

	$1,304	$1,693

Accrued Expenses and Other Liabilities

Accrued expenses consist of the following at December 31:

	2007	2006
	(In thousands)

Sales return allowance	$354	$238
Sales rebate allowance	17	14
Employee benefits and compensation	1,581	822
Operating expenses	994	1,529
Interest expense	75	475

	3,421	3,078
Less: accrued expense and other liabilities reclassified to current liabilities of discontinued operations	(441)	(328)

	$2,980	$2,750

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales Return Allowance

A roll-forward of the sales return allowance is as follows:

(In thousands)

Balance, January 1, 2005	$1,274
Provision for 2005 sales	95
Additional provision for 2004 sales	98
Additional provision for 2003 sales	341
Returns received from 2003 sales	(926)
Returns received from 2004 sales	(600)

Balance, December 31, 2005	282
Provision for 2006 sales	218
Additional provision for 2005 sales	41
Returns received from 2004 sales	(129)
Returns received from 2005 sales	(174)

Balance, December 31, 2006	238
Provision for returns for 2007 sales	44
Additional provision for planned discontinuation of Gynodiol	158
Returns for 2004 sales	(48)
Returns for 2006 sales	(38)

Balance, December 31, 2007	$354

In June 2007, the Company decided to discontinue the sale of Gynodiol. In connection with its decision, the Company recorded an additional adjustment to the sales return allowance of $158,000.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-term debt

Notes Payable

Notes payable consist of the following at December 31:

	2007	2006
	(In thousands)

Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,600 through December 2009	$135	$215
Note payable; bears interest at 2.850% per annum; principal and interest due in monthly installments of $6,573 through January 2010	153	233
Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468 through January 2010	152	231
Note payable; insurance financing; bears interest at 6.00% per annum; principal and interest due in monthly installments of $51,385 through November 2008	600	—
Note payable; insurance financing; bears interest at 5.43% per annum; principal and interest due in monthly installments of $58,097 through September 2007	—	510

Notes payable; non-interest bearing; principle only payments due in monthly installments of $6,666 through May 2012	340	—

Total	1,380	1,189
Less current portion	(1,120)	(731)

Long-term portion	$260	$458

The notes payable (except for the notes payable for financing insurance premiums and the non-interest bearing note payable) were secured by $2.4 million of the Company’s machinery and equipment located at its manufacturing facility in Philadelphia, Pennsylvania. In February 2008, in connection with the execution of the asset purchase agreement with Graceway, the Company repaid the outstanding balance on the 3.00%, 2.850% and 2.38% notes payable and received a release for the equipment which served as collateral.

Convertible Notes

In July 2004, the Company entered into definitive agreements for the private placement of $35,000,000 aggregate principal amount of senior convertible notes to a group of institutional investors. The notes carry a 4.75% coupon, payable semi-annually, mature in five years and are convertible into shares of common stock, originally at $5.46 per share. On June 15, 2007, the Company entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. The Notes are also redeemable upon the occurrence of specified events of default as well as a “change of control” (as that term is defined in the Notes) of Novavax. At December 31, 2007 and 2006, the Company had accrued interest of $475,260 relating to these notes.

In October 2005, certain holders of $6,000,000 face amount of the Company’s senior convertible notes exercised their optional conversion right to convert their notes plus accrued interest of $81,000 into 1,070,635 shares

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the financing and a product related transaction, the Company incurred $3,355,000 of transaction expenses, which increased the intangible asset for Estrasorb rights by $1,010,000 (included in the total intangible asset for Estrasorb rights of $2,514,000), decreased additional paid-in capital by $288,000, and increased deferred financing costs by $2,057,000. The deferred financing costs are being amortized over the life of the convertible notes. During the years ended December 31, 2007, 2006 and 2005, $259,000, $279,000 and $400,000, respectively, of deferred financing costs amortization were included in interest expense on the accompanying consolidated statements of operations. Concurrent with the conversions of $6,000,000 and $7,000,000 of senior convertible debt (mentioned above), the Company wrote off in 2006 and 2005, $267,000 and $262,000, respectively, of deferred financing costs. These write offs are included in interest expense on the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005.

In connection with the Amendments, the Company recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the Notes. Interest expense includes $221,000, related to the amortization of the debt discount for the year ended December 31, 2007.

Convertible notes consist of the following on December 31 (in thousands):

	2007	2006

Note payable; 4.75% senior convertible, issued July 19, 2004, due July 15, 2009, currently convertible into 4,029,304 shares of Novavax common stock at $4.00 per share	$22,000	$22,000
Less: Discount	(631)	—

Note payable, net	$21,369	$22,000

Aggregate future minimum principal payments on debt at December 31, 2007 are as follows:

Year	Amount
(In thousands)

2008	$881
2009	22,299
2010	93
2011	80
2012	27

$23,380

Total cash interest payments for the three years ended December 31, 2007, 2006 and 2005 were $1,073,000, $1,233,000 and $1,719,000, respectively.

7.	Sale of Common Stock

In July 2005, the Company completed an agent-led offering of 4,000,000 shares of common stock at $1.00 per share for gross proceeds of $4,000,000. The stock was issued pursuant to an existing shelf registration statement.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2007, the Company received net proceeds of $89,000 from the exercise of 57,126 shares of common stock options at a range of $1.34 to $2.21 per share.

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Options and Restricted Stock Awards

The Company recorded compensation costs in the consolidated statement of operation associated with SFAS No. 123R as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Cost of products sold (which includes idle capacity)	$35	$48
Research and development	573	561
General and administrative	737	1,167

Total SFAS No. 123R compensation costs	$1,345	$1,776

The Company has granted stock option incentive awards under several plans. Under the 2005 Stock Incentive Plan (the “2005 Plan”), approved in May 2005 and amended in June 2007 by the stockholders of the Company, options may be granted to officers, directors, employees, consultants and advisors to Novavax and any present or future subsidiary to purchase a maximum of 5,000,000 shares of Novavax common stock and an additional 565,724 shares of common stock that had been held in reserve under the Company’s 1995 Stock Option Plan (the “1995 Plan”), were unused and were transferred to the Company 2005 Plan. In addition, a maximum 5,746,468 shares of common stock subject to existing options under the 1995 Plan may revert to and become issuable under the 2005 Plan if such existing options granted under the 1995 Plan should for any reason expire or otherwise terminate.

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the 2005 Plan, the 1995 Plan and the Director Plan for the years ended December 31, 2005, 2006, and 2007 was as follows:

	2005 Stock Option Plan		1995 Stock Option Plan		1995 Director Stock Option Plan
		Weighted
		Average
		Exercise		Weighted Average		Weighted Average
	Stock Options	Price	Stock Options	Exercise Price	Stock Options	Exercise Price

Balance, January 1, 2005	—	—	5,061,968	$5.48	270,000	$4.03
Granted	2,192,775	$1.22	486,825	2.1	—	—
Exercised	—	—	(312,654)	0.96	(30,000)	3.15
Expired or canceled	(88,850)	1.46	(2,115,978)	5.64	(70,000)	4.61

Balance, December 31, 2005	2,103,925	1.21	3,120,161	5.3	170,000	3.95

Granted	1,409,500	4.50	—	—	—	—
Exercised	(235,571)	3.21	(242,042)	3.69	(20,000)	3.44
Expired or canceled	(241,916)	2.41	(352,150)	5.46	—	—

Balance, December 31, 2006	3,035,938	2.49	2,525,969	5.43	150,000	4.01

Granted	1,633,900	2.88	—	—	—	—
Exercised	(42,125)	1.34	(15,001)	2.21	—	—
Expired or canceled	(509,025)	3.74	(459,136)	4.98	(30,000)	5.00

Balance, December 31, 2007	4,118,688	$2.50	2,051,832	$5.55	120,000	$3.77

Shares exercisable at December 31, 2005	354,165	$1.31	2,220,857	$5.71	170,000	$3.95

Shares exercisable at December 31, 2006	1,104,121	$1.83	2,124,856	$5.70	150,000	$4.02

Shares exercisable at December 31, 2007	1,678,770	$2.16	1,953,399	$5.69	120,000	$3.77

Available for grant at December 31, 2007	4,122,704

The fair value of the stock options granted for the years ended December 31, 2007 and 2006, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006

Weighted average fair value of options granted	$1.76	$2.75
Risk-free interest rate	3.93% - 4.62%	4.28% - 5.10%
Dividend yield	0.0%	0.0%
Volatility	86.11% - 93.80%	85.0%
Expected life (in years)	4.03 - 5.94	4.4
Expected forfeiture rate	20.34%	20.37%

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2007:

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price

Options issued at market value:
$ 0.00 — $ 1.17	635,000	7.6	$0.88	401,667	$0.87
$ 1.17 — $ 2.33	1,347,251	6.9	1.54	856,539	1.53
$ 2.33 — $ 3.50	1,585,500	8.6	2.86	362,500	2.97
$ 3.50 — $ 4.66	1,500,875	6.1	4.21	937,919	4.18
$ 4.66 — $ 5.83	148,000	4.2	5.65	139,750	5.65
$ 5.83 — $ 6.99	601,358	4.4	6.04	581,258	6.04
$ 6.99 — $ 8.16	75,000	0.4	8.00	75,000	8.00
$ 8.16 — $ 9.32	257,100	1.9	8.82	257,100	8.82
$ 9.32 — $10.49	118,436	2.4	9.45	118,436	9.45
$10.49 — $11.65	22,000	2.8	11.05	22,000	11.05

	6,290,520	6.5	$3.52	3,752,169	$4.05

As of December 31, 2007, there was approximately $2,438,000 of total unrecognized compensation expense (net of estimate forfeitures) related to non vested options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2007 was approximately $0. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $138,000 and $929,000, respectively.

During the year ended December 31, 2007, the Company granted 160,000 shares of restricted common stock under the 2005 Stock Incentive Plan totaling $443,200 in value at the date of grant to an employee, an officer and a board member of the Company. During the year ended December 31, 2007, the Company also redeemed 60,001 shares of restricted Common Stock, totaling $237,418 in value from the date of grant related to the termination of employees.

During the year ended December 31 2006, the Company granted 285,500 shares of restricted Common Stock under the 2005 Stock Incentive Plan totaling $1,453,199 in value at the date of grant to various employees, officers and a consultant to the Company. During the year ended December 31, 2006, the Company also redeemed 81,532 shares of restricted Common Stock, totaling $83,666 in value from the date of grant related to the termination of employees. In accordance with APB No. 25 and using the straight-line method of amortization, for the year ended December 31, 2006, $490,205 of non-cash stock compensation expense was included in total operating costs and expenses related to this restricted stock and additional paid-in capital was increased accordingly.

During the year ended December 31, 2005, the Company granted 552,434 shares of restricted Common Stock under the 2005 Stock Incentive Plan totaling $576,000 in value at the date of grant to various employees, officers and a board member of the Company. In accordance with APB No. 25 and using the straight-line method of amortization, for the year ended December 31, 2005, $150,000 of non-cash stock compensation expense was included in total operating costs and expenses related to this restricted stock and additional paid-in capital was increased accordingly.

Restricted stock grants vest over periods of up to three years or upon the achievement of certain milestones.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Benefits

The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed 90 days of service may elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

The Company currently matches 25% of the first 6% of the participants’ deferral. Contributions to the 401(k) plan vest equally over a three-year period. The Company has expensed approximately $59,000, $47,000 and $77,000 in 2007, 2006 and 2005, respectively.

11.	Discontinued Operations

In October 2007, the Company entered into agreements to terminate its supply agreements with Allergan. In connection with the termination, the Company decided to wind down operations at its manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations and the consolidated statements of operations for prior periods have been adjusted to reflect this presentation.

The assets and liabilities related to the Company’s manufacturing facility in Philadelphia, Pennsylvania have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and the Company will not have a significant continuing involvement beyond one year after the closing of the Graceway transaction.

Therefore, in accordance with SFAS No. 144, the accompanying consolidated balance sheets report the assets and liabilities related to the Company’s Philadelphia manufacturing facility as discontinued operations in all periods presented, and the results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The following table presents summarized financial information for the Company’s discontinued manufacturing operations presented in the consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Revenues	$1,913	$2,945	$2,045
Cost of products sold	6,758	4,687	5,381
Excess inventory costs over market	1,267	1,549	1,519
Research and development	63	200	—
General and administrative	—	—	—

Total operating expenses	8,088	6,436	6,900

Net loss	$(6,175)	$(3,491)	$(4,855)

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets.

	2007	2006
	(In thousands)

Accounts and other receivables, net	$105	$729
Inventory	289	485
Prepaid expenses and other current assets	137	180

Current assets of discontinued operations	$531	$1,394

Non-Current assets held for sale	$1,634	$—

Accounts payable	$175	$201
Accrued expenses and other liabilities	441	328

Current liabilities of discontinued operations	$616	$529

Assets related to discontinued operations are recorded at their estimated net realizable value of $1,634,000 and are included in non-current assets of discontinued operations in the Company’s consolidated balance sheet at December 31, 2007. The net loss from discontinued operations includes $2,144,000 related to the impairment of these assets. These assets include equipment and furniture and fixtures and were being actively marketed as of December 31, 2007. In February 2008, the Company completed the sale of certain assets used in the production of Estrasorb to Graceway (See Note 3).

The Company accrued $137,000 of estimated severance costs in its December 31, 2007 financial statements, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Cost of products sold from discontinued operations includes $137,000 of estimated severance costs associated with the wind-down of operations at the Philadelphia, Pennsylvania manufacturing facility. The corresponding liability is included in accrued expenses and other liabilities of discontinued operations as of December 31, 2007. The severance payments cover eight employees who must continue to be employed until their employments is involuntarily terminated in order to receive the severance.

12.	Income Taxes

For the years ended December 31, 2007, 2006 and 2005, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts and income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain non deductible expenses, state income taxes, and the change in the valuation allowance.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following at December 31:

	2007	2006
	(In thousands)

Net operating losses	$63,512	$54,919
Research tax credits	2,794	2,778
FAS 123R stock option compensation	584	351
Alternative-minimum tax credit	94	94
Intangibles from acquisition	119	135
Allowance for doubtful accounts	369	190
Accrued vacation pay	111	72
Accrued bonuses	—	36
Deferred rent	153	31
Impairment of assets held for sale	929	—
Restricted stock grants	122	107
Other	27	12

Total deferred tax assets	68,814	58,725
Convertible debt	(246)	—
Deferred patent costs	(335)	(383)
Depreciation	(604)	(850)

Total deferred tax liabilities	(1,186)	(1,233)

Net deferred tax assets	67,628	57,492
Less valuation allowance	(67,628)	(57,492)

Deferred tax assets, net	$—	$—

The significant deferred tax amounts which relate to discontinued operations include impairment of assets held for sale, deferred patent costs, depreciation and net operating loss. The total amounts of the gross deferred assets related to discontinued operations and assets held for sale for 2007 and 2006 are $4,700,000 and $2,252,000, respectively. The valuation allowance offsets the deferred assets so that the net deferred tax assets balances related to discontinued operations are $0 for both 2007 and 2006.

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2007	2006	2005

Statutory federal tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(7)%	(5)%	(5)%
Research and development credit	(0)%	(0)%	(0)%
Other	1%	1%	(1)%
Change in valuation allowance	40%	38%	40%

	—%	—%	—%

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2007 and 2006.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Novavax has recorded no net benefit for income taxes in 2007, 2006 and 2005 in the accompanying consolidated financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

Federal net operating losses per the company tax returns and tax credits available to the Company as of December 31, 2007 are as follows:

(In thousands)

Federal net operating losses expiring through the year 2027	$162,775
State net operating losses expiring through the year 2027	$162,775
Research tax credits expiring through the year 2027	$2,794
Alternative-minimum tax credit (no expiration)	$94

The Federal net operating losses above are net of the FIN 48 liability net operating losses of $8,127,000 and the $1,516,000 excess benefits associated with equity-based compensation.

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

Beginning in 2006, the windfall equity-based compensation deductions will be tracked off balance sheet in conformity with SFAS 123R, Footnote 82. During 2007 and 2006, the Company recorded $1,022,000 and $494,000 of windfall stock compensation deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with those deductions of $1,022,000 and $494,000 will be credited to Additional Paid-In Capital. These excess benefit deductions are included in the total Federal net operating losses disclosed above.

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

Unrecognized tax benefits — as of January 1, 2007	$3,876
Gross increases — tax positions in prior period	—
Gross decreases — tax position in prior period	(67)
Gross increases — current-period tax positions	292
Increases (decreases) from settlements	—

Unrecognized tax benefits — as of December 31, 2007	$4,101

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, Accounting for Income Taxes. Fin 48 seeks to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under Fin 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measure as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As a result of the adoption of Fin 48, the Company recorded $3.8 million in uncertain tax positions. The $3.8 million of unrecognized tax benefits was accounted for as a $3.8 million reduction to the January 1, 2007 balance of deferred tax assets and a corresponding $3.8 million dollar reduction of the valuation allowances. Therefore, we did not record any adjustment to the beginning balance of retained earnings in our balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect the annual effective income tax

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate. The company and its subsidiary file income tax returns in the U.S. federal jurisdiction and in various states. We had tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these attribute carryforwards may remain subject to examination.

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007 and December 31, 2006, we had no accruals for interest or penalties related to income tax matters.

13.	Commitments and Contingencies

Litigation

The Company is a defendant in a lawsuit filed by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of Novavax was issued and the case was dismissed. The plaintiff has filed an appeal with the court. On August 14, 2007, the directed verdict in favor of the Company and the dismissal of the case was affirmed. Management believes the lawsuit is without merit and the likelihood of an unfavorable outcome of such appeal is minimal. Accordingly, no liability related to this contingency has been accrued in the consolidated balance sheet as of December 31, 2007.

Operating Leases

Novavax leases manufacturing, laboratory and office space and machinery and equipment under non-cancelable operating lease agreements expiring at various dates through January 2013 and is subleasing one facility through September 2009. Several of these leases contain renewal options at the Company’s option and standard annual escalation rental rates. Future minimum rental commitments under non-cancelable leases as of December 31, 2007 are as follows (in thousands):

	Operating		Net Operating
Year	Leases	Sub-Leases	Leases

2008	$2,412	$506	$1,906
2009	—	363	1,528
2010	—	—	1,296
2011	—	—	1,278
2012	1,306	—	1,306
Thereafter	58	—	58

Total minimum lease payments	$8,241	$869	$7,372

Total rental expenses approximated $2,373,000, $1,144,769 and $2,307,000 in 2007, 2006 and 2005, respectively.

14.	Related Party Transactions

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director of the Company, (ii) in whole, or in part, to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007.

In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, the Company approved an extension of the former director’s $448,000 note to December 31, 2007 or earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. Accordingly, the note was reclassified out of stockholders’ equity. As of December 31, 2006, the note and the corresponding accrued interest receivable totaling $556,000 was reclassified into other current assets in the accompanying consolidated balance sheet. The Company initially reserved $167,000 against this note receivable and the corresponding accrued interest receivable, which represented the difference between the book value of the receivables less the market value of the 95,000 pledged shares as of December 31, 2006. During 2007, the Company adjusted the reserve to $262,555. This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of December 31, 2007 and 2006 and correspondingly, in general and administrative expenses in the accompanying consolidated statement of operations for the years ended December 31, 2007 and 2006. This note has not yet been paid and the Company and the former director are currently negotiating the terms of an extension.

In March 2007, the second director resigned from the Board of Directors. As of March 31, 2007, the director owed the Company $1,294,808 related to his note payable and accrued interest. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. As of December 31, 2007, the note and the corresponding accrued interest receivable totaling $1,334,117 is classified in non-current other assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. A reserve of $862,000 was established as of March 31, 2007 and decreased to $778,450 as of December 31, 2007, representing the amount of the loan balance due, less the value of the pledged common stock valued at December 31, 2007. This reserve is included as an offset to non-current other assets in the accompanying consolidated balance sheet as of December 31, 2007. General and administrative expenses in the accompanying consolidated statement of operations included a credit of $83,550 for the year ended December 31, 2007.

On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation is $220,000 in consideration for his consulting services. Additionally, on March 7, 2007, the Company granted Mr. Lambert 100,000 shares of restricted common stock, under the 2005 Plan totaling $277,000 in value at the date of grant and 250,000 stock options under the 2005 Plan with a fair value of approximately $420,000. Both the restricted stock and stock options vest upon the achievement of certain milestones. For year ended December 31, 2007, the Company recorded consulting expenses for Mr. Lambert of $180,000 in accordance with the consulting agreement. The Company did not record any consulting fees to Mr. Lambert for the year ended December 31, 2006.

In April 2004, the Company paid $54,000 to a current officer of the Company at the time of his initial employment, at which time he was not an officer, as reimbursement of his education costs. A previous employer had paid these costs on his behalf and upon termination of that previous employment, he had to repay the $54,000. If such officer were to have terminated his employment with the Company before April 2007, this officer would have

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owed back a portion of the amount. The $54,000 was being amortized over a three-year period and was included in general and administrative costs on the consolidated statements of operations. As of December 31, 2006 and 2005, the remaining cost that had not been expensed was $4,468 and $22,000, respectively, and is included in accounts and other receivables on the consolidated balance sheets.

15.	Quarterly Financial Information (Unaudited)

The Company’s unaudited quarterly information is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	Unaudited
	(In thousands, except per share data)

2007 Summary Statement of Operations:
Revenues	$461	$(216)	$814	$396
Cost of products sold	50	101	12	—
Research and developments	3,653	3,992	5,778	4,177
Selling, general and administrative	4,597	3,362	3,085	2,919
Interest (income), net	(604)	(531)	(291)	(255)
Loss from continuing operations	(7,235)	(7,140)	(7,770)	(6,445)
Loss from discontinued operations	(1,153)	(1,054)	(1,196)	(2,772)
Net loss	$(8,388)	$(8,194)	$(8,966)	$(9,217)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.12)	$(0.11)	$(0.13)	$(0.11)
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.04)

Net loss per share:	$(0.14)	$(0.13)	$(0.15)	$(0.15)
2006 Summary Statement of Operations:
Revenues	$401	$364	$502	$471
Cost of products sold	24	110	53	50
Research and developments	2,157	3,316	2,776	3,080
Selling, general and administrative	2,758	2,638	2,550	3,342
Interest expense (income), net	460	(627)	(680)	(692)
Loss from continuing operations	(4,998)	(5,073)	(4,197)	(5,309)
Loss from discontinued operations	(497)	(1,338)	(817)	(839)
Net loss	$(5,495)	$(6,411)	$(5,014)	$(6,148)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.10)	$(0.08)	$(0.07)	$(0.09)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)

Net loss per share:	$(0.11)	$(0.10)	$(0.08)	$(0.10)

The net income (loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income (loss) per share for the four quarters does not equal the net income (loss) per share for the respective twelve-month period.