Form 10-Q
period 2008-03-31
NOVAVAX INC
filed 2008-05-12
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-26770
NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2816046

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9920 Belward Campus Drive, Rockville, MD	20850

(Address of principal executive offices)	(Zip code)
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
☐ Large accelerated filer               ☑ Accelerated filer                         ☐ Non-accelerated filer                    ☐ Smaller reporting company
                                (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Shares of Common Stock Outstanding at April; 30, 2008:  61,791,089

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended March 31, 2008 and 2007 (unaudited)

i

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,702	$4,350
Short-term investments classified as available for sale	14,625	9,200
Short-term investments classified as held to maturity	11,566	32,939
Accounts and other receivables, net of allowance for doubtful accounts of $207 and $168 as of March 31, 2008 and December 31, 2007, respectively.	647	667
Inventory	43	25
Prepaid expenses and other current assets	1,039	1,304
Current assets of discontinued operations	414	531

Total current assets	43,036	49,016
Property and equipment, net	7,874	5,721
Goodwill	33,141	33,141
Assets held for sale	899	899
Non-current assets of discontinued operations	500	1,634
Other non-current assets	771	880

Total assets	$86,221	$91,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$579	$—
Accounts payable	2,186	1,490
Accrued expenses	2,239	2,980
Current portion of notes payable	482	1,120
Current liabilities of discontinued operations	2,839	616

Total current liabilities	8,325	6,206

Convertible notes	21,471	21,369
Non-current portion of notes payable	240	260
Deferred rent	390	391

Total liabilities	30,426	28,226

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 62,377,548 shares issued and 61,958,785 outstanding at March 31, 2008 and 62,139,851 issued and 61,791,089 outstanding at December 31, 2007	624	624
Additional paid-in capital	265,103	264,618
Accumulated deficit	(207,482)	(199,727)
Treasury stock, 417,096 shares at March 31, 2008 and 407,096 at December 31, 2007, cost basis	(2,450)	(2,450)

Total stockholders’ equity	55,795	63,065

Total liabilities and stockholders’ equity	$86,221	$91,291

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended
	March 31,
	2008		2007
Revenues:
Net product sales		$—	$204
Contract research and development		458	241
Royalties, milestone and licensing fees		—	16

Total revenues		458	461

Operating costs and expenses:
Cost of products sold		—	50
Research and development		4,434	3,653
General and administrative		3,244	4,597

Total operating costs and expenses		7,678	8,300

Loss from continuing operations before interest income, net		(7,220)	(7,839)

Interest income, net		117	604

Loss from continuing operations		(7,103)	(7,235)
Loss from discontinued operations		(652)	(1,153)

Net loss		$(7,755)	$(8,388)

Basic and diluted loss per share:
Loss per share from continuing operations		$(0.12)	$(0.12)
Loss per share from discontinued operations		(0.01)	(0.02)

Net loss per share	$	$(0.13)	$(0.14)

Basic and diluted weighted average number of common shares outstanding		61,280,155	61,221,075

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
As of March 31, 2008
(in thousands, except share information)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance, December 31, 2007	62,356,977	$624	$264,618	$(199,727)	$(2,450)	$63,065
Non-cash compensation costs for stock options	—	—	365	—	—	365
Exercise of stock options	20,571	—	35	—	—	35
Amortization of restricted stock for compensation	—	—	85	—	—	85
Net loss	—	—	—	(7,755)	—	(7,755)

Balance, March 31, 2008	62,377,548	$624	$265,103	$(207,482)	$(2,450)	$55,795

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Operating Activities:
Loss from continuing operations	$(7,103)	$(7,235)
Reconciliation of net loss from continuing operations to net cash used in operating activities:
Amortization of intangible assets	—	33
Depreciation	209	170
Amortization of debt discount	102	—
Provision for bad debts	—	68
Retirement of capital assets	18	—
Amortization of net discounts on short-term investments	(147)	(698)
Reserve for notes receivable and accrued interest	194	1,011
Amortization of deferred financing costs	65	65
Deferred rent	(1)	129
Non-cash expense for services	—	27
Non-cash stock compensation	450	356
Changes in operating assets and liabilities:
Accounts receivable	20	(74)
Inventory	(18)	44
Prepaid expenses and other current assets	196	23
Accounts payable and accrued expenses	(1,172)	(529)
Other non-current assets	(28)	—

Net cash used in operating activities from continuing operations	(7,215)	(6,610)
Net cash provided by (used in) operating activities from discontinued operations	2,013	(87)

Net cash used in operating activities	(5,202)	(6,697)

Investing Activities:
Capital expenditures	(1,631)	(556)
Purchases of short-term investments	(15,650)	(24,848)
Proceeds from maturities of short-term investments	31,745	32,133

Net cash provided by investing activities from continuing operations	14,464	6,729
Net cash provided by investing activities from discontinued operations	1,134	—

Net cash provided by investing activities	15,598	6,729

Financing Activities:
Principal payments of notes payable	(658)	(285)
Proceeds from the exercise of stock options	35	84
Bank overdraft	579	790

Net cash (used in) provided by financing activities	(44)	589

Net increase in cash and cash equivalents	10,352	621
Cash and cash equivalents at beginning of period	4,350	7,161

Cash and cash equivalents at end of period	$14,702	$7,782

Supplemental disclosure of cash flow information:
Cash interest payments	$688	$565
Supplemental disclosure of non-cash activities:
Equipment purchases included in accounts payable	$1,128	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage pharmaceutical company focused on creating novel differentiated, value-added vaccines that leverage the Company’s proprietary virus-like-particle (“VLP”) technology. The Company is producing these VLP-based, recombinant vaccines utilizing a new, efficient manufacturing solution. VLPs imitate the three-dimensional structures of viruses but are composed of recombinant proteins and, therefore, are believed incapable of causing infection and disease. The Company’s proprietary production technology uses insect cells rather than chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and a fourth undisclosed disease target.
On July 31, 2007, the Company began Phase I clinical trials for its H5N1 pandemic influenza vaccine. In December 2007, the Company announced favorable interim results for its pandemic influenza vaccine that demonstrated immunogenicity and safety. The Company began subject enrollment for the Phase I/IIa portion of the trial in March 2008 to gather additional patient immunogenicity and safety data, as well as determining a final dose. It is anticipated that initial immunogenicity and safety data will be available in the third quarter of 2008 with study completion by the end of 2008 to include ongoing safety data collection.
The Company also has a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration (“FDA”) approved estrogen replacement product, Estrasorb. In October 2007, Allergan, Inc. (“Allergan”) purchased Esprit Pharma, Inc. (“Esprit”) and subsequently entered into an agreement with Novavax, which among other things, terminated the license and supply agreement for testosterone and the supply agreement for Estrasorb. In February 2008, the Company sold assets related to Estrasorb in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). In connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan. Additionally, the Company is seeking to divest its other non-vaccine MNP technology through sales and licenses.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Fielding Pharmaceutical Company). All significant inter-company accounts and transactions have been eliminated in consolidation. They have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Novavax believes that the disclosures are adequate to make the information presented herein not misleading, certain information and footnote disclosures, including a description of significant accounting policies, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.
Reclassifications
Certain amounts appearing in the consolidated financial statements for the three months ended March 31, 2007 have been reclassified to conform to the current period’s presentation. As discussed in Note 3, the results of operations and the assets and liabilities related to the Philadelphia manufacturing facility have been accounted for as discontinued operations.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Liquidity Matters
The Company has incurred losses since its inception and as of March 31, 2008 has an accumulated deficit of $207 million. The Company does not expect to generate revenue in the near future. Based on the Company’s assessment of the availability of capital and its business operations as currently contemplated, including the Company’s clinical development plans, in the absence of new financings, any potential redemption of its 4.75% convertible senior notes, licensing arrangements or partnership agreements, the Company believes it will have adequate capital resources through the first quarter of 2009. If the Company is unable to obtain additional capital, it will continue to assess its capital resources and the Company may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs, downsize its organization, or reduce general and administrative infrastructure.
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
Revenue Recognition
During 2005, Novavax began to transition from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company focused on the development of vaccines. For the three months ended March 31, 2008 and 2007, product revenues resulted primarily from the sale of Estrasorb, the Company’s Food and Drug Administration approved estrogen replacement product. As discussed under Significant Transactions-Graceway Agreements, the Company entered into agreements with Graceway Pharmaceuticals, Inc. in February 2008, pursuant to which Novavax will produce additional units of Estrasorb with final delivery expected in July 2008.
The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company recognizes these sales, net of allowances for returns and rebates. Through December 31, 2007, a large part of the Company’s product sales were to Allergan or to distributors who resold the products to their customers. The Company provided rebates to members of certain buying groups who purchased from the Company’s distributors, to distributors that sold to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts were usually based upon the volume of purchases or by reference to a specific price for a product. The Company estimated the amount of the rebate that would be paid, and recorded the liability as a reduction of revenue when the Company recorded the sale of the products. Settlement of the rebate generally occurred from three to 12 months after sale. The Company regularly analyzed the historical rebate trends and made adjustments to recorded reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information.
Under the License and Supply Agreements with Allergan (Significant Transactions-Graceway Agreements) the Company no longer has responsibility for rebates related to Estrasorb or for returns related to Estrasorb sales made subsequent to entering into the License Agreement on October 19, 2005.

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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A roll-forward of the sales return allowances is a follows:

(in thousands)
Balance, December 31, 2006	$238
Returns received from 2006 sales (unaudited)	(38)

Balance, March 31, 2007 (unaudited)	$200

(in thousands)
Balance, December 31, 2007	$354
Returns received from 2005 sales (unaudited)	33
Returns received from 2006 sales (unaudited)	11

Balance, March 31, 2008 (unaudited)	$310

Inventory
Inventory consists of raw materials, work-in-process and finished goods, and are priced at the lower of cost or market, using the first-in-first-out method, and were as follows:

	As of
	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Raw materials	$12	$226
Work-in-process	141	—
Finished goods	177	140
Reserve for inventory	—	(52)

	330	314
Less: inventory reclassified to current assets of discontinued operations	(287)	(289)

	$43	$25

The Company utilizes Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold in discontinued operations for the three months ended March 31, 2008 is $619,000, or $(.01) per share, of idle capacity costs, which amounts represent the excess of fixed production overhead costs over that allocated to inventories and $791,000, or $(.01) per share for the period ended March 31, 2007.
During the three months ended March 31, 2007, $87,000 of inventory costs in excess of market value were included in the accompanying consolidated statement of operations related to the Supply Agreement with Esprit. Under the terms of this Supply Agreement, the Company sold Estrasorb at a price which was below its manufacturing costs.
In June 2007, the Company decided to discontinue the sale of Gynodiol. In connection with its decision, the Company recorded an inventory reserve totaling $52,000. During the three months ended March 31, 2008, the Company destroyed the remaining Gynodiol inventory and wrote-off the remaining inventory balance against this reserve.
Based on the termination of the Supply Agreement with Allergan, the Company had planned to close the leased Philadelphia, Pennsylvania manufacturing facility at the end of 2007 and transfer production to a third party. However, in February 2008, the Company entered into an agreement with Graceway to sell its manufacturing equipment and other assets related to Estrasorb in the United States, Canada and Mexico. In addition to the sale of assets, the Company agreed to produce additional quantities of Estrasorb on behalf of Graceway which began in March 2008 and is anticipated to be completed by July 2008, at which time the Company will close down this leased facility.

Net Loss per Share
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted loss per share only when the effect of the inclusion would be dilutive. For the three months ended March 31, 2008 and 2007, there were no common stock equivalents included in the calculations of loss per share as they were all anti-dilutive.
Short-term investments
For short-term investments classified as held to maturity securities, the Company has the positive intent and ability to hold them until maturity. These investments are recorded at face value less any premiums or discounts. Income related to these securities is reported as a component of interest income. These premiums or discounts are then amortized or accreted over the remaining maturity periods of the investments using the straight-line method. Included in net interest income on the consolidated statement of operations for the three months ended March 31, 2008 and 2007 is $147,000 and $698,000 of amortization/accretion of premiums/discounts related to these short-term investments. As of March 31, 2008, short-term investments classified as held to maturity have original maturity dates of less than one year and were comprised of $11,566,000 of corporate bonds. As of December 31, 2007, short-term investments classified as held to maturity were comprised of $1,997,000 of certificates of deposit, $22,057,000 of corporate bonds and $8,885,000 of government agency bonds.
Short-term investments classified as available for sale are carried at fair value. Fair value is based on quoted market price. At March 31, 2008, the Company held $14,625,000 of high grade, interest-bearing auction rate securities which were comprised of taxable municipal bonds and preferred shares compared to $9,200,000 as of December 31, 2007 which was comprised of taxable municipal bonds. The Company has classified these auction rate securities as short-term investments available for sale on its consolidated balance sheets. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities between 2010 and 2042. The Company did not record any unrealized gains or losses for its available for sale securities, as cost approximates market for these securities. These auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals. Interest paid during a given period is based upon the interest rate determined during the prior auction. Auctions for these investments may fail to settle on their respective settlement dates.
Failures in auction rate securities have raised concerns about the liquidity of such investments. When auctions are not successful, the interest rate increases as does the risk of illiquidity. The principal amount of the Company’s auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, or the underlying security matures and is paid by a buyer outside the auction process. The Company has determined that is has both the ability and intent to hold these auction rate securities until the market recovers. The Company does not anticipate having to sell these securities in order to operate its business and, based upon available information, anticipates being able to recover the original cost basis of all the auction rate securities remaining on its balance sheet. Impairment assessments are made at the individual security level. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized. The Company has determined that there were no declines in the fair values of its short-term investments as of March 31, 2008.
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

Property and equipment are comprised of the following:

	As of
	March 31,	December
	2008	31, 2007
	(unaudited)
	(in thousands)
Construction in progress	$4,038	$1,601
Machinery and equipment	4,022	4,124
Leasehold improvements	7,787	7,759
Computer software and hardware	364	346

	16,211	13,830
Less accumulated depreciation and amortization	(8,337)	(8,109)

	$7,874	$5,721

Construction in progress is related to costs incurred in the construction of the Company’s Good Manufacturing Practice (“GMP”) pilot manufacturing facility which started during the third quarter of 2007.
Accounting for Facility Exit Costs
Consistent with the strategic focus to further develop vaccines, the Company moved its corporate headquarters to Rockville, Maryland, in January 2007. This move allowed the Company to add additional space for its vaccine operations which had been based in Rockville previously. As a result, the Company entered into an amendment to the sublease agreement with Sterilox Technologies, Inc. (now known as Puricore, Inc.) to sublease an additional 7,500 square feet of the former corporate headquarters located in Malvern, Pennsylvania, at a premium price per square foot. This amendment had a commencement date of October 25, 2006 and expires on September 30, 2009. As a result of the premium price received on these sublease agreements, there were no facility exit costs associated with this transaction. In April 2006, the Company entered into a sublease agreement with Puricore, Inc. to sublease 20,469 square feet of the Malvern corporate headquarters at a premium price per square foot the new sublease. The new sublease has a commencement date of July 1, 2006 and expires on September 30, 2009. The aforementioned subleased space was from the original lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania signed in July 2004 for the consolidation and expansion of its corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five-year renewal options and an early option to terminate after the first five years of the lease.
Goodwill and Other Intangible Assets
Goodwill originally resulted from business acquisitions. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired was recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements and patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The Company most recently performed the annual impairment test as of December 31, 2007, which indicated that the estimated fair value of the goodwill exceeded its carrying value and, accordingly, no impairment was identified.
Other intangible assets were amortized on a straight-line basis over their estimated useful lives, ranging from five to 17 years through December 31, 2007. The Company did not record any amortization expense for the three months ended March 31, 2008. Amortization expense was $33,000 for the three months ended March 31, 2007.

As of March 31, 2008 and December 31, 2007 the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2008			As of December 31, 2007
(unaudited)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill
Goodwill- Company acquisition	$33,141	$—	$33,141	$33,141	$—	$33,141

During the third quarter of 2007, the Company began efforts to divest its MNP technology, which included the patent technology included as intangible assets on the Company’s consolidated balance sheet. In connection with the planned divestiture, the Company evaluated the recoverability of the carrying value of the patents and reclassified $899,000 into assets held for sale. The Company has determined that the estimated fair value of the patents exceeds their carrying value, and accordingly no impairment charge is included in the consolidated statement of operations for the three months ended March 31, 2008.
Fair Value Measurements
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which is outlined below, that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include corporate bonds.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities primarily include assets held for sale.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets are comprised of goodwill and auction rate securities.
If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities measured at fair market value on a recurring basis as of March 31, 2008 are summarized below:

	Fair Value Measurement at
	March 31, 2008 using
	(in thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
Auction rate securities	$—	$—	$14,625	$14,625
Corporate bonds	11,566	—	—	11,566
Assets held for sale	—	899	—	899
Goodwill	—	—	33,141	33,141

Total assets	$11,566	$899	$47,766	$60,231

Stock-Based Compensation
Stock Options
The Company has various stock incentive and option plans, which are described in Note 9 of the Notes to the Consolidated Financial Statements to the Company’s 2007 Annual Report on Form 10-K, that provide for the grant of options and restricted stock to eligible employees, officers, directors and consultants of the Company.
The Company accounts for its stock options in accordance with Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”). This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $365,000 and $237,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.
As of March 31, 2008, there were 6,897,149 stock options outstanding. At March 31, 2008, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $3,359,000 (net of estimated forfeitures). This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average period of 1.47 years. During the three months ended March 31, 2008, the Company granted 784,150 stock options, with a fair value of approximately $1,072,000 (net of estimated forfeitures), and 156,950 options were forfeited. During the three months ended March 31, 2007, the Company granted 941,900 options, with a fair value of approximately $1,869,000 (net of estimated forfeitures), and 304,725 options were forfeited.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three months ended March 31, 2008 and 2007, using the Black-Scholes options valuation model were as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average fair value of options granted	$1.72	$1.98
Expected life (years)	4.03 - 5.94	4.94
Expected volatility	81.14% - 89.34%	91%
Risk free interest rate	2.37% - 2.50%	4.45%
Expected dividend	0%	0%
Expected forfeiture rate	20.34%	20.34%
The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from the vesting date. The expected volatility of the options granted during the three months ended March 31, 2008 and 2007 was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
Restricted Stock
During the three months ended March 31, 2007, the Company granted 60,000 shares of restricted common stock under the 2005 Plan totaling $166,000 in value at the date of grant to current employees and a director of the Company, which vest upon the achievement of certain milestones or over a period of up to three years. The Company did not grant any shares of restricted common stock for the three months ended March 31, 2008.
Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. For the three months ended March 31, 2008, $85,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three months ended March 31, 2007, $146,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly.
Recent Accounting Pronouncements
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial condition, results of operations or liquidity.

SFAS No. 159
In February 2007, the FASB issued Statement of Financing Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. The Company did not elect the fair value option under SFAS No. 159 for any of its financial instruments upon adoption.
EITF 07-1
In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which is effective for calendar year companies on January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by a partner in a collaborative arrangement should be presented in the income statement and set for the certain disclosures that should be required in the partner’s financial statements. Novavax is currently assessing the potential impact of implementing this standard on its financial condition, results of operations or liquidity.
SAB 110
In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”), which permits, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain options as discussed in SAB No. 107 and in accordance with SFAS No. 123R. The guidance in this release is effective January 1, 2008. The adoption of this standard on the consolidated financial statements did not have an impact on the Company’s financial condition, results of operations or liquidity.
SFAS No. 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. (“SFAS No. 141R”) For calendar year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS No. 141R will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities will be recorded at fair value, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its financial condition, results of operations or liquidity.
SFAS No. 160
In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of subsidiary. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or liquidity.
SFAS No. 161
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which is effective January 1, 2009. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS No. 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

EITF 07-3
In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007, and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF 07-3 is also not permitted. The Company adopted EITF 07-3 effective January 1, 2008. The impact of applying this consensus will be evaluated based on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
Significant Transactions
Graceway Agreements
In February 2008, the Company entered into an asset purchase agreement with Graceway Pharmaceuticals, LLC (“Graceway”), pursuant to which Novavax sold Graceway its assets related to Estrasorb in the United States, Canada and Mexico. The assets sold include certain patents related to the micellar nanoparticle technology (the “MNP Technology”), trademarks, know-how, manufacturing equipment, customer and supplier relations, goodwill and other assets. Novavax retained the rights to commercialize Estrasorb outside of the United States, Canada and Mexico.
In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax has agreed to manufacture additional units of Estrasorb with final delivery expected in July 2008. Graceway will pay a preset transfer price per unit of Estrasorb for the supply of this product. Once Novavax has delivered the required quantity of Estrasorb, Novavax must clean the manufacturing equipment and prepare the equipment for transport. Graceway will remove the equipment from the manufacturing facility and Novavax will then exit the leased manufacturing facility.
In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. The license allows Novavax to make, use and sell licensed products and services in certain, limited fields. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.
In connection with the closing of the transaction, Novavax received an upfront payment from Graceway. The Company has determined that the Graceway agreements should be accounted for as a single arrangement with multiple elements as defined in EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Current liabilities of discontinued operations on the Company’s consolidated balance sheet as of March 31, 2008 includes deferred revenue of $2.3 million related to the Graceway agreements.
License and Supply Agreements with Allergan
In October 2007, Allergan purchased Esprit and subsequently entered into an agreement with Novavax, which among other things, terminated the license and supply agreement for testosterone and the supply agreement for Estrasorb. In February 2008, in connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan.

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
Sales and Issuance of Common Stock
During the three months ended March 31, 2007, the Company received net proceeds of $85,000 from the exercise of 54,002 shares of common stock options, at a range of $1.34 to $2.21 per share.
During the three months ended March 31, 2008, the Company received net proceeds of $35,000 for the exercise of 20,571 shares of common stock options at a range of $1.34 to $2.67 per share.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Transactions (continued)
In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, the Company approved an extension of the former director’s $448,000 note to December 31, 2007 or earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. Accordingly, the note was reclassified out of stockholders’ equity. As of December 31, 2007, the note and the corresponding accrued interest receivable totaling $579,000 was included in other current assets in the accompanying consolidated balance sheet. As of December 31, 2007, the Company had recorded a reserve of $262,555 against this note receivable and the corresponding accrued interest receivable, which represented the difference between the book value of the receivables less the market value of the 95,000 pledged shares. During the three months ended March 31, 2008, the Company adjusted the reserve to $331,848. This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of March 31, 2008 and December 31, 2007. General and administrative expenses in the accompanying consolidated statement of operations include $69,293 related to the increase in the reserve for the three months ended March 31, 2008. This note has not yet been paid and the Company and the former director are currently negotiating the terms of an extension.
In March 2007, the second director resigned from the Board of Directors. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. As of December 31, 2007, the note and the corresponding accrued interest receivable totaling $1,334,117 was included in non-current other assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. A reserve of $778,450 was included in the balance sheet as of December 31, 2007, representing the amount of the loan balance due, less the value of the pledged common stock valued at December 31, 2007. During the three months ended March 31, 2008, the Company adjusted the reserve to $903,114. This reserve is included as an offset to non-current other assets in the accompanying consolidated balance sheet as of March 31, 2008 and December 31, 2007. General and administrative expenses in the accompanying consolidated statement of operations included $124,664 related to the increase in the reserve for the three months ended March 31, 2008.
On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation is $220,000 in consideration for his consulting services. Additionally, on March 7, 2007, the Company granted Mr. Lambert 100,000 shares of restricted common stock, under the 2005 Plan totaling $277,000 in value at the date of grant and 250,000 stock options under the 2005 Plan with a fair value of approximately $420,000. Both the restricted stock and stock options vest upon the achievement of certain milestones. On March 6, 2008, the Company granted Mr. Lambert 25,000 stock options under the 2005 Plan with a fair value of approximately $41,000. For the three months ended March 31, 2008 and 2007, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $14,785, respectively, in accordance with the consulting agreement.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Notes Payable
Notes payable consist of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
	(In thousands)
Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,600, repaid February 2008	$—	$135
Note payable; bears interest at 2.85% per annum; principal and interest due in monthly installments of $6,573, repaid February 2008	—	153
Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468, repaid February 2008	—	152
Note payable; insurance financing; bears interest at 6.00% per annum; principal and interest due in monthly installments of $51,385 through November 2008	402	600
Notes payable; non-interest bearing; principal only payments due in monthly installments of $6,666 through May 2012	320	340

Total	722	1,380
Less current portion	(482)	(1,120)

Long-term portion	$240	$260

The notes payable (except for the notes payable for financing insurance premiums and the non-interest bearing note payable) were secured by $2.4 million of the Company’s machinery and equipment located at its leased manufacturing facility in Philadelphia, Pennsylvania. In February 2008, in connection with the execution of the asset purchase agreement with Graceway, the Company repaid the outstanding balance on the 3.00%, 2.85% and 2.38% notes payable and received a release for the equipment.
Opportunity Grant Funds
In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of the Company’s corporate headquarters and product development activities to Malvern, Pennsylvania.
In line with its business strategy, the Company announced in December 2006, that it had signed a long-term lease for its new corporate headquarters and research and development facility in Rockville, Maryland, where its vaccine operations were currently located. As a result of the Company’s failure to comply with the conditions of the grant, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant. The Company recorded a current liability of $400,000 as of December 31, 2006 and a corresponding expense in general and administrative expenses for the year ended December 31, 2006.

In April 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through DCED, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The loan was reclassified to notes payable. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest does not accrue on the outstanding balance. During the three months ended March 31, 2008, the Company made payments totaling $20,000. The $320,000 balance of the loan is included in notes payable at March 31, 2008.
Segment Information
The Company currently operates in one business segment, which is the creation of differentiated value-added vaccines, that leverage the Company’s proprietary VLP technology. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
3. Discontinued Operations
In October 2007, the Company entered into agreements to terminate its supply agreements with Allergan. In connection with the termination, the Company decided to wind down operations at its leased manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations and the consolidated statements of operations for prior periods have been adjusted to reflect this presentation.
The assets and liabilities related to the Company’s leased manufacturing facility in Philadelphia, Pennsylvania have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and the Company will not have a significant continuing involvement beyond one year after the closing of the Graceway transaction.
Therefore, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the accompanying consolidated balance sheets report the assets and liabilities related to the Company’s leased Philadelphia manufacturing facility as discontinued operations in all periods presented, and the results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.
The following table presents summarized financial information for the Company’s discontinued manufacturing operations presented in the consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	2008	2007
	(Unaudited)
	(In thousands)
Revenues	$86	$207

Cost of products sold	738	1,267
Excess inventory costs over market	—	87
Research and development	—	6

Total operating expenses	738	1,360

Net loss	$(652)	$(1,153)

The following table presents major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Accounts and other receivables, net	$27	$105
Inventory	287	289
Prepaid expenses and other current assets	100	137

Current assets of discontinued operations	$414	$531

Non-current assets held for sale	$500	$1,634

Accounts payable	$221	$175
Accrued expenses and other liabilities	2,618	441

Current liabilities of discontinued operations	$2,839	$616

In February 2008, the Company completed the sale of certain assets used in the production of Estrasorb to Graceway (See Note 2). As discussed above, the Company received an upfront payment from Graceway in connection with the execution of the agreements. As part of the asset purchase agreement, the Company transferred to Graceway, manufacturing equipment valued at $1.1 million related to the production of Estrasorb on the closing date, which had been included as assets held for sale in the Company’s consolidated balance sheet as of December 31, 2007. Assets held for sale related to discontinued operations are recorded at their estimated net realizable value of $500,000 and $1,634,000 and are included in non-current assets of discontinued operations in the Company’s consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively. These assets include equipment, furniture and fixtures and the remaining assets are being actively marketed as of March 31, 2008.
The Company accrued $137,000 of estimated severance costs in its December 31, 2007 financial statements, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Cost of products sold from discontinued operations includes the $137,000 of estimated severance costs associated with the wind-down of operations at the leased Philadelphia, Pennsylvania manufacturing facility. The corresponding liability is included in accrued expenses and other liabilities of discontinued operations as of March 31, 2008 and December 31, 2007. The severance payments cover eight employees who must continue to be employed until their employment is involuntarily terminated by the Company in order to receive the severance.
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
Overview
Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage pharmaceutical company focused on creating novel vaccines to address a broad range of infectious diseases across the globe using advanced, proprietary virus-like-particle (“VLP”) technology. The Company is producing these VLP-based, potent recombinant vaccines utilizing a new, efficient manufacturing solution. VLPs are genetically engineered three-dimensional, nanostructures, which incorporate immunologically important, lipids and recombinant proteins. Our VLPs resemble the virus but lack the genetic material to replicate the virus. Our proprietary production technology uses insect cells rather than chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and a fourth undisclosed disease target.
On July 31, 2007, the Company began Phase I clinical trials for its H5N1 pandemic influenza vaccine. In December 2007, the Company announced favorable interim results for its pandemic influenza vaccine that demonstrated immunogenicity and safety. The Company began subject enrollment for the Phase I/IIa trial in March 2008 to gather additional patient immunogenicity and safety data, as well as determining a final dose through completion of this clinical trial. It is anticipated that initial immunogenicity and safety data will be available early in the third quarter of 2008 with study completion by the end of 2008 to include ongoing safety data collection.
The Company also has a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drugs. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration (“FDA”) approved estrogen replacement product known as Estrasorb. In October 2007, Allergan, Inc. (“Allergan”) purchased Esprit Pharma, Inc. (“Esprit”) and subsequently entered into an agreement with Novavax, which among other things, terminated the license and supply agreement for Estrasorb. In February 2008, the Company sold assets related to Estrasorb in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). In connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan. The Company is seeking to divest its non-vaccine MNP technology through sales and licenses.
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
Significant Transactions in 2008 and 2007
Graceway Agreements
In February 2008, the Company entered into an asset purchase agreement with Graceway Pharmaceuticals, LLC (“Graceway”), pursuant to which Novavax sold Graceway its assets related to Estrasorb in the United States, Canada and Mexico. The assets sold include certain patents related to the MNP technology, trademarks, know-how, manufacturing equipment, customer and supplier relations, goodwill and other assets. Novavax retained the rights to commercialize Estrasorb outside of the United States, Canada and Mexico.

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
In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. The license allows Novavax to make, use and sell licensed products and services in certain, limited fields.
The net cash impact from these transactions are expected to be in excess of $2.5 million over the first half of 2008. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.
License and Supply Agreements with Allergan
In October 2007, Allergan purchased Esprit and subsequently entered into an agreement with Novavax, which among other things, terminated the license and supply agreement for testosterone and the supply agreement for Estrasorb. In February 2008, in connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan.
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
Convertible Notes
On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (the “Notes”) to amend the terms of the Notes. As of March 31, 2008, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007.

Notes with Former Directors
In March 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, we approved the payment of the exercise price of options by two of directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The notes were secured by an aggregate of 261,667 shares of our common stock.
In May 2006, one of these directors resigned from the Company’s board of directors. Following his resignation, we approved an extension of the former director’s $448,000 note to be payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. This note has not yet been paid and the Company and the former director are currently negotiating the terms of an extension.
In March 2007, the other director resigned. Following his resignation, we approved an extension of the former director’s $1,031,668 note. The note continues to accrue interest at 5.07% per annum and is secured by shares of common stock owned by the former director and is payable on June 30, 2009, or earlier to the extent of the net proceeds from any sale of the pledged shares. In addition, the Company has the option to sell the pledged shares on behalf of the former director at any time that the market price of our common stock, as reported on NASDAQ Global Market, exceeds $7.00 per share.
As of March 31, 2008, we have reserved an amount of $1,234,962 for the outstanding notes receivable. This amount has been netted against the pledged common stock. Due to heightened sensitivity in the current environment surrounding related-party transactions and the extensions of the maturity dates, these transactions could be viewed negatively in the market and our stock price could be negatively affected. The Company is currently in negotiation with the former director to extend the loan and terms around such extension.
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
Other than the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements , there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2") that defers the effective date of SFAS No. 157 for one year for non financial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial condition, results or operations or liquidity.

On January 1, 2008, we adopted SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FSP 157-2 that deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which, as outlined below, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Level 1 — Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets included corporate bonds.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities primarily include assets held for sale.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Level 3 assets are comprised of goodwill and auction rate securities.
If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities measured at fair market value on a recurring basis as of March 31, 2008 are summarized below:

	Fair Value Measurement at
	March 31, 2008 using
	(in thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
Auction rate securities	$—	$—	$14,625	$14,625
Corporate bonds	11,566	—	—	11,566
Assets held for sale	—	899	—	899
Goodwill	—	—	33,141	33,141

Total assets	$11,566	$899	$47,766	$60,231

SFAS No. 159
In February 2007, the FASB issued Statement of Financing Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This Statement establishes a fair value option which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Any unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We did not elect the fair value option under SFAS No. 159 for any of our financial instruments upon adoption.

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
SAB 110
In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”), which permits, under certain circumstances, the continued use of the “simplified” method of estimating the expected term of plan options as discussed in SAB No. 107 and in accordance with SFAS 123R. The guidance in this release was effective January 1, 2008. The impact of this standard on the consolidated financial statements is not expected to be material on our financial condition, results of operations, or liquidity.
SFAS No. 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). For calendar year companies, the standard is applicable to new business combinations occurring on or after January 1, 2009. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS No. 141R will require that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities will be recorded at fair value, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial condition, results of operations or liquidity.
SFAS No. 160
In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of subsidiary. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial condition, results of operations or liquidity.
SFAS No. 161
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which is effective January 1, 2009. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS No. 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. The adoption of SFAS No. 161 is not expected to have a material impact on our financial condition, results of operations, or liquidity.
EITF 07-3
In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007, and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF 07-3 is also not permitted. We adopted EITF 07-3 effective January 1, 2008. The impact of applying this consensus will be evaluated based on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

Results of Operations
The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q. Additional information concerning factors that could cause actual results to differ materially from those in the Company’s forward-looking statements is contained from time to time in our SEC filings, including but not limited to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Three months ended March 31, 2008 (“Q1 2008”) compared to the three months ended March 31, 2007 (“Q1 2007”): (In thousands)
Revenues:

	Q1	Q1	$	%
	2008	2007	Change	Change
	(unaudited)	(unaudited)
Total product sales	$—	$204	$(204)	(100)%
Contract research and development	458	241	(217)	(90)%
Royalties, milestone and licensing fees	—	16	(16)	(100)%

Total revenues	$458	$461	$(3)	(1)%

Revenues for the first quarter of 2008 were $458,000 as compared to $461,000 in the comparable period in 2007. The decrease in revenue from the comparable period in 2007 was principally due to higher contract revenue entirely offset by a decrease in product sales resulting from the discontinuation of sales from Gynodiol. We announced our decision to discontinue the sale of Gynodiol in June 2007. Contract research and development revenue is comprised of revenue from government and commercial contracts and for the three months ended March 31, 2008 is comprised of revenue from two National Institutes of Health (“NIH”) grants. Contract research and development revenue for the three months ended March 31, 2007 is comprised of revenue from one NIH grant.
Operating costs and expenses:

	Q1	Q1	$	%
	2008	2007	Change	Change
	(unaudited)	(unaudited)
Cost of products sold	$—	$50	$(50)	(100)%

Research and development	4,434	3,653	781	21%

Selling, general and administrative	3,244	4,597	(1,353)	(29)%

	$7,678	$8,300	$(622)	(7)%

Cost of Products Sold
Cost of products sold was $50,000 for the three months ended March 31, 2007, which represents the cost of products sold for Gynodiol. In June 2007, we decided to discontinue the sale of Gynodiol. In connection with its decision, we recorded an inventory reserve totaling $52,000. During the three months ended March 31, 2008, we destroyed the remaining Gynodiol inventory and wrote-off the remaining inventory balance against this reserve.

Research and Development Expenses
Research and development costs increased from $3.7 million in the first quarter of 2007 to $4.4 million in the first quarter of 2008, an increase of $0.7 million or 21%. This increase was due primarily to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage our proprietary VLP technology. Research and development expenses were higher in the 2008 period due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs necessary to move our influenza vaccine candidates into clinical testing.
Estimated Cost and Time to Develop Vaccine Candidates
The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2008, our proprietary product and vaccine candidates were in early stages of development. Due to the inherent nature of product development, future market demand for products and factors outside of our control, such as clinical results and regulatory approvals, we are unable to estimate the completion dates and the estimated total costs for those product candidates. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical trial protocol, including, but not limited to, the following:
•	number of patients that ultimately participate in the trial;

•	duration of the patient follow-up that seems appropriate in view of the results;

•	number of clinical sites included in the trials;

•	length of time required to enroll suitable patient subjects; and

•	analysis of data obtained from clinical trials which are susceptible to varying interpretations.
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
As a result of the uncertainties discussed above and other risks and uncertainties, the duration and completion costs of our research and development projects are difficult to estimate and are subject to numerous variations. Our inability to complete our research and development projects in a timely manner could significantly increase our capital requirements and could adversely impact our liquidity. Due to current market conditions, we may not be able to raise capital at a price which is favorable to us. These uncertainties could force us to seek external sources of financing from time to time in order to continue pursuing our business strategy. For more discussion of the risks and uncertainties and our liquidity, see Item 1A-“Risk Factors” and see “Liquidity and Capital Resources”.
General and Administrative Expenses
General and administrative costs were $3.2 million in the first quarter of 2008 compared to $4.6 million in the first quarter of 2007. The decrease of $1.4 million was principally due to a decrease in the amount recorded as an adjustment to the reserves for two former board of director’s notes receivable. For the three months ended March 31, 2008, we recorded an increase to the reserve of $0.2 million, compared to $1.0 million for the three months ended March 31, 2007, a decrease of $0.8 million. This reserve represents the difference between the book value of the notes receivables less the market value of the pledged shares of common stock of the Company. In addition, expenses decreased during the first quarter of 2008 as a result of decreased consulting fees related to business development of approximately $0.3 million and costs related to move into the Company’s Rockville, Maryland corporate headquarters.

Other income (expense):

	Q1	Q1	$	%
	2008	2007	Change	Change
	(unaudited)	(unaudited)
Interest income	$543	$904	$(361)	(40)%

Interest expense	(426)	(300)	(126)	(42)%

	$117	$604	$(487)	(81)%

Net interest income was $0.1 million for the first quarter of 2008 compared to net interest income of $0.6 million for the first quarter of 2007. The change in net interest income in the first quarter of 2008 as compared to the comparable period ended March 31, 2007, was principally due to a decrease in the average balance outstanding for cash and short-term investments and by an increase in interest expense related to the amortization of the debt discount. The average cash and short-term investment balances outstanding decreased as a result of our continuing investment in our research and development activities surrounding our vaccine candidates. Interest expense for the periods ended March 31, 2008 and 2007 primarily represents interest on outstanding convertible debt of $260,000 and the amortization of the debt discount of $102,000. The debt discount resulted from the amendment of our convertible notes in June 2007, which resulted in the recording of a debt discount, which is being amortized over the remaining period of the notes.
Discontinued Operations:
In October 2007, we entered into agreements to terminate our supply agreements with Allergan, successor-in-interest to Esprit. In connection with the termination, we decided to wind down operations at our leased manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations. As discussed above, in February 2008, we entered into a series of agreements with Graceway, pursuant to which we sold assets related to Estrasorb, agreed to manufacture additional units of Estrasorb with a preset transfer price per unit, and entered into a license agreement which granted Novavax an exclusive, non-transferable, royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. As of March 31, 2008, we have begun to manufacture the additional quantities of Estrasorb and expect to complete the production and close the manufacturing facility by July 31, 2008.
The following table presents summarized financial information for our discontinued operations for the three months ended March 31, 2008 and 2007:

	Q1	Q1		%
	2008	2007	$ Change	Change
	(unaudited)	(unaudited)
Revenues	$86	$207	$(121)	(58)%
Costs of products sold	738	1,267	(529)	(42)%
Excess inventory costs over market	—	87	(87)	(100)%
Research and development	—	6	(6)	(100)%
Total operating expenses	738	1,360	(622)	(46)%

Net loss	$652	$1,153	$(501)	(43)%

We recorded a loss from discontinued operations of $0.7 million for the three months ended March 31, 2008 compared to $1.2 million for the three months ended March 31, 2007, a decrease of $0.5 million or 43%. The decrease resulted from a decrease in revenue and a decrease in operating expenses. Revenue from discontinued operations decreased to $0.1 million for 2008 from $0.2 million for 2007, a decrease of $0.1 million due to lower Estrasorb shipments.

Costs of products sold for the first quarter, which includes fixed idle capacity costs, decreased from $1.3 million in 2007 to $0.7 million in 2008, a decrease of $0.6 million, or 42%. Of the $0.7 million cost of products sold in 2008, $0.6 million represented idle plant capacity costs at our manufacturing facility. The remaining $0.1 million represented the cost of Estrasorb sales to Allergan. Of the $1.3 million cost of products sold in 2007, $0.8 million represents idle plant capacity costs and the balance of $0.5 million represent the costs of Estrasorb sales to Allergan. In accordance with the Supply Agreement with Allergan, which terminated in February 2008, during the three months ended March 31, 2007, we were required to sell Estrasorb at a price that is lower than our manufacturing costs. These excess costs over the product cost totaled $0.1 million for the three months ended March 31, 2007. There were no excess costs over the product cost for the three months ended March 31, 2008.
Research and development costs from discontinued operations were $6,000 for the three months ended March 31, 2007. There were no research and development costs from discontinued operations for the three months ended March 31, 2008.
Net loss:

	Q1	Q1
	2008	2007	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(7,755)	$(8,388)	$633	8%

Net loss per share	$(0.13)	$(0.14)	$0.01	7%

Weighted shares outstanding	61,280,155	61,221,075	(59,080)	—%

Net loss for the three months ended March 31, 2008 was $7.8 million or $(0.13) per share, as compared to $8.4 million or $(0.14) per share for the three months ended March 31, 2007, a decrease in net losses of $0.6 million or $0.01 per share. The decrease in net losses for the period as compared to the quarter ended March 31, 2007, was principally due to a decrease in the loss from discontinued operations of $0.5 million resulting from the continuing winding-down of our manufacturing operations and the termination of license and supply agreements with Allergan. Additionally, our operating expenses decreased, primarily as a result of a decrease in the adjustment to the reserve for the two former directors’ notes receivable. The decreases were partially offset by a decrease in revenue from continuing operations and a decrease in net interest income as discussed above.
Liquidity and Capital Resources
Our future capital requirements depend on numerous factors including but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and manufacturing costs related to the additional lots of Estrasorb. We plan to continue to have multiple vaccines and products in various stages of development and we believe our research and development as well as general and administrative expenses and capital requirements will continue to exceed our revenues. Future activities, particularly vaccine and product development, are subject to our ability to raise funds through debt or equity financing, or collaborative arrangements with industry partners and government agencies.

Three Months Ended
March 31, 2008
(unaudited)
(In thousands)
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(5,202)
Investing activities	15,598
Financing activities	(44)

Net increase in cash and cash equivalents	10,352
Cash and cash equivalents at beginning of period	4,350

Cash and cash equivalents at end of period	$14,702

During the three months ended March 31, 2008, we have partially funded our operations from an upfront payment from Graceway Pharmaceuticals, LLC (“Graceway”) as part of the Estrasorb transaction consummated in February 2008. As part of the transaction, we sold our rights related to Estrasorb in the United States, Canada and Mexico to Graceway as well as certain manufacturing equipment for the production of Estrasorb. The assets sold also included certain patents related to MNP technology, trademarks, customer and supplier relations and goodwill. Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax has agreed to manufacture additional quantities of Estrasorb with final delivery expected in mid 2008. Graceway will pay a preset transfer price per unit of Estrasorb for the supply of this product. The net cash impact from this transaction are estimated to be in excess of $2.5 million over the first half of 2008. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.
As of March 31, 2008, we held $40.9 million in cash and investments as compared to $46.5 million at December 31, 2007. The $5.6 million decrease in cash and investments during 2008 was primarily due to the operating loss from continued operations of $7.1 million, principal payments on debt of $0.7 million, capital expenditures for our Belward Good Manufacturing Process (“GMP”) facility project, partially offset by an upfront payment from Graceway as part of the sale of Estrasorb assets. As of March 31, 2008, our working capital was $34.7 million compared to $42.8 million as of December 31, 2007. This $8.1 million decrease primarily resulted from our net loss, partially offset by an upfront payment received from the Graceway as part of the Estrasorb transaction in February 2008. Additionally, our working capital was used for $1.6 million in capital expenditures activities and $0.7 million in principal payments on our outstanding debt obligations for the three months ended March 31, 2008.
We intend to use the proceeds from our equity financing transactions for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our vaccine and other product candidates, the development of new technologies, capital improvements and general working capital. In the first quarter of 2007, we entered into sponsored research and licensing arrangements with two academic institutions to conduct early stage research in the vaccine area. These and similar arrangements that we may enter into may aggregate to a material amount of research and development spending that will accelerate the use of such proceeds. We will continue to fund our operations through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company or the issuance of additional debt. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to us. As of March 31, 2008, we believe we have sufficient cash and investments to conduct operating activities planned for the next twelve months.
As of March 31, 2008, we had an aggregate principal amount of $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $4.00 per share; and mature on July 19, 2009. We may require that the Notes be converted into Company common stock if the weighted average price of the our common stock is greater than $7.00 in any 15 out of 30 consecutive trading days after July 19, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2008, we had cash and cash equivalents and short-term investments of $40.9 million as follows:

Cash and cash equivalents	$14.7 million
Short-term investments classified as held to maturity	$11.6 million
Short-term investments classified as available for sale	$14.6 million
Our exposure to market risk is confined to our investment portfolio. Our short-term investments are classified as either held to maturity or available for sale. Short-term investments held to maturity are comprised of corporate bonds. These investments are held at amortized cost. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments and, therefore, could impact our cash flows and results of operations. Our investment in auction rate securities is classified as short-term investments available for sale on our consolidated balance sheet and is comprised of taxable municipal bonds and preferred shares. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities between 2010 and 2042. These auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals. Interest paid during a given period is based upon the interest rate determined during the prior auction.
Failures in auction rate securities have raised concerns about the liquidity of such investments. When auctions are not successful, the interest rate increases as does the risk of illiquidity. The principal amount of our auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, or the underlying security matures and is paid by a buyer outside the auction process. We have determined that we has both the ability and intent to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business and, based upon available information, anticipate being able to recover the original cost basis of all the auction rate securities remaining on our balance sheet. Impairment assessments are made at the individual security level. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized. We have determined that there were no declines in the fair values of our short-term investments as of March 31, 2008.
We continue to monitor the market for auction rate securities and consider its effect (if any) on the fair market value of our investments. If market conditions do not recover, we may be required to record impairment charges in 2008, which may affect our financial condition, cash flows and earnings. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We do not believe the carrying values of these auction rate securities are permanently impaired and therefore expect the positions will eventually be liquidated without significant loss.
We are headquartered in the United States where we conduct the vast majority of our business activities. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of December 31, 2007, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. In connection with the Amendments, the Company recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the Notes. Interest expense included $102,000 for the three months ended March 31, 2008 related to the amortization of the debt discount.
At March 31, 2008, we had a total debt of $22.2 million, most of which bears interest at fixed interest rates. We do not believe that it is exposed to any material interest rate risk as a result of our borrowing activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
For the quarterly period ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that as of March 31, 2008 the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
The Company was a defendant in a lawsuit filed in December 2003 by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of the Company was issued and the case was dismissed. The plaintiff filed an appeal with the court. In March 2008, the Company was advised that the case was dismissed by the New Jersey Supreme Court with no bias towards the Company. This ruling ends all potential liability to the Company.
Item 1A. — Risk Factors
There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, other than as mentioned below.
From time to time, the Company may apply for grants from academic institutions, government agencies and non-profit entities. There is often significant competition for these grants. While each grantor has different requirements, many require clinical data in humans. While the Company has collected some human clinical data, the available data may not be sufficient to receive a grant or, if a grant is awarded, may reduce the size of the grant.
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

NOVAVAX, INC. (Registrant)
Date: May 12, 2008	By:	/s/ Rahul Singhvi
Rahul Singhvi
President and Chief Executive Officer (Principal Executive Officer)

Date May 12, 2008	By:	/s/ Len Stigliano
Len Stigliano
VP, Chief Financial Officer and Treasurer (Principal Financial Officer)