Form 10-Q
period 2008-06-30
NOVAVAX INC
filed 2008-08-11
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
☑ Yes                 ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Shares of Common Stock Outstanding at July 29, 2008: 62,049,252

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended June 30, 2008 and 2007 (unaudited)

i

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,513	$4,350
Short-term investments classified as available for sale	8,875	9,200
Short-term investments classified as held to maturity	3,497	32,939
Accounts and other receivables, net of allowance for doubtful accounts of $211 and $168 as of June 30, 2008 and December 31, 2007, respectively	327	667
Inventory	47	25
Prepaid expenses and other current assets	1,339	1,304
Current assets of discontinued operations	711	531

Total current assets	38,309	49,016

Property and equipment, net	7,940	5,721
Goodwill	33,141	33,141
Assets held for sale	899	899
Non-current assets of discontinued operations	280	1,634
Other non-current assets	208	880

Total assets	$80,777	$91,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$729	$1,490
Accrued expenses	3,690	2,980
Current portion of notes payable	333	1,120
Deferred rent	652	—
Current liabilities of discontinued operations	3,625	616

Total current liabilities	9,029	6,206

Convertible notes	21,574	21,369
Non-current portion of notes payable	220	260
Deferred rent	2,733	391

Total liabilities	33,556	28,226

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 62,423,015 shares issued and 61,999,252 outstanding at June 30, 2008, and 62,356,977 issued and 61,949,881 outstanding at December 31, 2007	624	624
Additional paid-in capital	265,901	264,618
Accumulated deficit	(216,854)	(199,727)
Treasury stock, 423,763 shares at June 30, 2008 and 407,096 shares at December 31, 2007, cost basis	(2,450)	(2,450)

Total stockholders’ equity	47,221	63,065

Total liabilities and stockholders’ equity	$80,777	$91,291

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Net product sales	$—	$(327)	$—	$(123)
Contract research and development	325	68	783	309
Royalties, milestone and licensing fees	17	43	17	59

Total revenues	342	(216)	800	245

Operating costs and expenses:
Cost of products sold	—	101	—	151
Research and development	5,380	3,992	9,814	7,645
General and administrative	3,166	3,362	6,410	7,959

Total operating costs and expenses	8,546	7,455	16,224	15,755
Loss from continuing operations before interest (expense) income, net	(8,204)	(7,671)	(15,424)	(15,510)
Interest (expense) income, net	(110)	531	7	1,135

Loss from continuing operations	(8,314)	(7,140)	(15,417)	(14,375)
Loss from discontinued operations	(1,058)	(1,054)	(1,710)	(2,207)

Net loss	$(9,372)	$(8,194)	$(17,127)	$(16,582)

Basic and diluted net loss per share: Loss per share from continuing operations	$(0.14)	$(0.12)	$(0.25)	$(0.23)

Loss per share from discontinued operations	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Net loss per share	$(0.15)	$(0.13)	$(0.28)	$(0.27)

Basic and diluted weighted average number of common shares outstanding	61,329,699	61,311,954	61,286,169	61,266,765

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Total
	Shares	Amount	Capital	Deficit	Stock	Stockholders’ Equity
Balance, December 31, 2007	62,356,977	$624	$264,618	$(199,727)	$(2,450)	$63,065

Non-cash compensation costs for stock options (unaudited)	—	—	365	—	—	365
Exercise of stock options (unaudited)	20,571	—	35	—	—	35
Amortization of restricted stock for compensation (unaudited)	—	—	85	—	—	85
Net loss (unaudited)	—	—	—	(7,755)	—	(7,755)

Balance, March 31, 2008 (unaudited)	62,377,548	624	265,103	(207,482)	(2,450)	55,795

Non-cash compensation costs for stock options (unaudited)	—	—	612	—	—	612
Exercise of stock options (unaudited)	45,467	—	102	—	—	102
Amortization of restricted stock for compensation (unaudited)	—	—	84	—	—	84
Net loss (unaudited)	—	—	—	(9,372)	—	(9,372)

Balance, June 30, 2008 (unaudited)	62,423,015	$624	$265,901	$(216,854)	$(2,450)	$47,221

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2008	2007

Operating Activities:
Loss from continuing operations	$(15,417)	$(14,375)
Reconciliation of net loss from continuing operations to net cash used in operating activities:
Amortization of intangible assets	—	66
Depreciation	420	343
Amortization of debt discount	204	—
Provision for bad debts	—	218
Reserve for notes and accrued interest receivable	270	940
Retirement of capital assets	73	—
Impairment of long lived assets	148	—
Amortization of net discounts on short-term investments	(178)	(1,367)
Amortization of deferred financing costs	129	129
Deferred rent	2,995	281
Non-cash stock compensation	1,146	868
Changes in operating assets and liabilities:
Accounts receivable	577	(102)
Inventory	(22)	115
Prepaid expenses and other assets	250	142
Accounts payable and accrued expenses	953	349
Other assets	(12)	—

Net cash used in operating activities from continuing operations	(8,464)	(12,393)
Net cash provided by (used in) operating activities from discontinued operations	1,292	(256)

Net cash used in operating activities	(7,172)	(12,649)

Investing Activities:
Capital expenditures	(4,273)	(872)
Purchases of short-term investments	(15,650)	(53,211)
Proceeds from maturities of short-term investments	45,595	67,133

Net cash provided by investing activities from continuing operations	25,672	13,050
Net cash provided by (used in) investing activities from discontinued operations	1,354	(2)

Net cash provided by investing activities	27,026	13,048

Financing Activities:
Principal payments of notes payable	(828)	(486)
Proceeds from the exercise of stock options	137	89
Bank overdraft	—	174

Net cash used in financing activities	(691)	(223)

Net increase in cash and cash equivalents	19,163	176
Cash and cash equivalents at beginning of period	4,350	7,161

Cash and cash equivalents at end of period	$23,513	$7,337

Supplemental disclosure of cash flow information:
Cash interest payments	$654	$532

Debt discount from modification of convertible debt	$—	$852

Supplemental disclosure of non-cash activities:
Equipment purchases included in accounts payable	$201	$225

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage biotechnology company creating novel vaccines to address a broad range of infectious diseases worldwide using advanced, proprietary virus-like-particle (“VLP”) technology. The Company produces these VLP based, potent, recombinant vaccines utilizing new and efficient manufacturing approaches. VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important, lipids and recombinant proteins. The Company’s VLPs resemble the virus but lack the genetic material to replicate the virus. The Company’s proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and a fourth undisclosed disease target.
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
     The Company’s vaccine products currently under development or in clinical trials will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these vaccine products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The commercial launch of any vaccine product is subject to certain risks including but not limited to, manufacturing scale-up and market acceptance.
     The Company also has a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drug. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration (“FDA”) approval estrogen replacement product known as Estrasorb. In October 2007, Allergan, Inc. (“Allergan”) purchased Esprit Pharma, Inc. (“Esprit”) and subsequently entered into an agreement with Novavax, which among other things terminated the license and supply agreement for Estrasorb. In February 2008, the Company sold its assets related to Estrasorb in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). In connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan. The Company is seeking to divest its non-vaccine MNP technology through sales and licenses.
     No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis. The Company’s efforts to divest the remaining non-vaccine MNP technology discussed above may not be successful because the Company may not be able to identify a potential licensee or buyer, and even if the Company does identify a licensee or buyer, the price and terms may not be acceptable to the Company.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Fielding Pharmaceutical Company). All significant inter-company accounts and transactions have been eliminated in consolidation. They have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Novavax believes that the disclosures are adequate to make the information presented herein not misleading, certain information and footnote disclosures, including a description of significant accounting policies, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.
Reclassifications
     Certain amounts appearing in the consolidated financial statements for the three and six months ended June 30, 2007 have been reclassified to conform to the current period’s presentation. As discussed in Note 3, the results of the operations and the assets and liabilities related to the Philadelphia, Pennsylvania manufacturing facility have been accounted for as discontinued operations.
Liquidity Matters
     The Company has incurred losses since its inception and, as of June 30, 2008, has an accumulated deficit of $217 million. The Company does not expect to generate significant revenue in the near future. In July 2008, the Company raised additional funds through a registered direct offering with aggregate net proceeds of $17.6 million. Based on the Company’s assessment of the availability of capital and its business operations as currently contemplated, including the Company’s clinical development plans, in the absence of new financings, any potential redemption of its 4.75% convertible senior notes, licensing arrangements or partnership agreements, the Company believes it will have adequate capital resources through September 2009. If the Company is unable to obtain additional capital, it will continue to assess its capital resources and the Company may be required to delay, reduce the scope of, or eliminate one or

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Liquidity Matters (continued)
more of its product research and development programs, downsize its organization, or reduce its general and administrative infrastructure.
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
Revenue Recognition
     During 2005, Novavax began to transition from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biopharmaceutical company focused on the development of vaccines. For the three and six months ended June 30, 2008 and 2007, product revenues resulted primarily from the sale of Estrasorb, the Company’s Food and Drug Administration approved estrogen replacement product. As discussed under Significant Transactions-Graceway Agreements, the Company entered into agreements with Graceway Pharmaceuticals, LLC in February 2008, pursuant to which Novavax produced additional units of Estrasorb with final delivery in July 2008.
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company recognizes these sales, net of allowances for returns and rebates. Through December 31, 2007, a large part of the Company’s product sales were to Allergan or to distributors who resold the products to their customers. With the exception of sales to Allergan and Graceway, the Company provided rebates to members of certain buying groups who purchased from the Company’s distributors, to distributors that sold to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts were usually based upon the volume purchased or by reference to a specific price for a product. The Company estimated the amount of the rebate that would be paid, and recorded the liability as a reduction of revenue when the Company recorded the sale of the products. Settlement of the rebate generally occurred from three to twelve months after the sale. The Company regularly analyzed the historical rebate trends and made adjustments to record reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition (continued)
inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information.
     Under the license and supply agreements with Allergan (See Significant Transactions-Graceway Agreements) the Company no longer has responsibility for rebates related to Estrasorb or for returns of Estrasorb made subsequent to entering into the license agreement on October 19, 2005.
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
     A roll-forward of the sales return allowances is as follows (in thousands):

Balance, December 31, 2006	$238
Returns received from 2006 sales (unaudited)	(38)

Balance, March 31, 2007 (unaudited)	200
Provision for 2007 sales (unaudited)	44
Additional provision for planned discontinuation of Gynodiol (unaudited)	158
Returns received from 2004 sales (unaudited)	(19)

Balance, June 30, 2007 (unaudited)	$383

Balance, December 31, 2007	$354
Returns received from 2005 sales (unaudited)	(33)
Returns received from 2006 sales (unaudited)	(11)

Balance, March 31, 2008 (unaudited)	310
Adjustment to provision for Estrasorb and other products (unaudited)	(144)
Returns received from 2007 sales (unaudited)	(12)
Adjustment to provision for planned discontinuation of Gynodiol (unaudited)	(42)

Balance, June 30, 2008 (unaudited)	$112

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventory
     Inventory consists of raw materials, work-in-process and finished goods, and are priced at the lower of cost or market, using the first-in-first out method, and were as follows:

	As of
	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Raw materials	$—	$226
Work-in-process	151	—
Finished goods	299	140
Reserve for inventory	—	(52)

	450	314
Less: inventory reclassified to current assets of discontinued operations	(403)	(289)

	$47	$25

     The Company utilizes Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold in discontinued operations for the three and six months ended June 30, 2008 is $162,000 or $0.00 per share and $781,000, or $0.01 per share, respectively, of idle capacity costs, which amounts represent the excess of fixed production overhead costs over that allocated to inventories, as compared to $609,000, or $0.01 per share and $1,400,000, or $0.02 per share for the three and six months ended June 30, 2007.
     During both the three and six months ended June 30, 2008, $465,000 of inventory costs in excess of market value were included in the loss from discontinued operations in the accompanying consolidated statement of operations related to the supply agreement with Esprit and Graceway, as compared to $476,000, and $560,000 for the three and six months ended June 30, 2007, respectively. Under the terms of the supply Agreement, with both Esprit and Graceway, the Company sold Estrasorb at a price which was below its manufacturing costs.
     In June 2007, the Company decided to discontinue the sale of Gynodiol. In connection with its decision, the Company recorded an inventory reserve totaling $52,000. During the six months ended June 30, 2008, the Company destroyed the remaining Gynodiol inventory and wrote-off the remaining inventory balance against this reserve.
     Based on the termination of the supply Agreement with Allergan, the Company had planned to close the leased Philadelphia, Pennsylvania manufacturing facility at the end of 2007 and transfer production to a third party. However, in February 2008, the Company entered into an

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventory (continued)
agreement with Graceway to sell its manufacturing equipment and other assets related to Estrasorb in the United States, Canada and Mexico. In addition to the sale of assets, the Company agreed to produce additional quantities of Estrasorb on behalf of Graceway. The production began in March 2008 and was completed in July 2008. The Company expects to close this leased facility by mid-August 2008.
Net Loss per Share
     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. For the three and six months ended June 30, 2008 and 2007, there were no common stock equivalents included in the calculations of earnings per share as they were all anti-dilutive.
Short-term investments
     For short-term investments classified as held to maturity securities, the Company has the positive intent and ability to hold them until maturity. These investments are recorded at face value less any premiums or discounts. Income related to these securities is reported as a component of interest income. These premiums or discounts are then amortized or accreted over the remaining maturity periods of the investments. Included in net interest income on the consolidated statement of operations for the three and six months ended June 30, 2008 is $31,000 and $178,000 of amortization/accretion of premiums/discounts related to these short-term investments. Included in net interest income on the consolidated statement of operations for the three and six months ended June 30, 2007 is $669,000 and $1,367,000 of amortization/accretion of premiums/discounts related to these short-term investments. As of June 30, 2008, short-term investments classified as held to maturity have original maturity dates of less than one year and were comprised of $3,497,000 of corporate bonds. As of December 31, 2007, short-term investments classified as held to maturity were comprised of $1,997,000 of certificates of deposit, $22,057,000 of corporate bonds and $8,885,000 of government agency bonds.
     Short-term investments classified as available for sale are carried at fair value. Fair value is based on quoted market price. At June 30, 2008, the Company held $8,875,000 of high grade, interest-bearing auction rate securities which were comprised of taxable municipal bonds and preferred shares, compared to $9,200,000 as of December 31, 2007 which was comprised of taxable municipal bonds. The Company has classified these auction rate securities as short-term investments available for sale on its consolidated balance sheets. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities between 2010 and 2042. The Company did not record any unrealized gains or losses for its

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Short-term Investments (unaudited)
available for sale securities, as cost approximates market for these securities. These auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals. Interest paid during a given period is based upon the interest rate determined during the prior auction. Auctions for these investments may fail to settle on their respective settlement dates.
     Failures in auction rate securities have raised concerns about the liquidity of such investments. When auctions are not successful, the investment rate increases as does the risk of illiquidity. The principal amount of the Company’s auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, or the underlying security matures and is paid by a buyer outside the auction process. The Company has determined that it has both the ability and intent to hold these auction rate securities until the market recovers. The Company does not anticipate having to sell these securities in order to operate its business and, based upon available information, anticipates being able to recover the original cost basis of all the auction rate securities remaining on its balance sheet. Impairment assessments are made at the individual security level. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized. The Company has determined that there were no declines in the fair values of its short-term investments as of June 30, 2008.
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
     Property and equipment are comprised of the following:

	As of
	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Construction in progress	$4,653	$1,601
Furniture, machinery and equipment	4,269	4,124
Leasehold improvements	7,848	7,759
Computer software and hardware	380	346

	17,150	13,830
Less accumulated depreciation and amortization	(9,210)	(8,109)

	$7,940	$5,721

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Property and Equipment
     Construction in progress is related to costs incurred in the construction the Company’s Good Manufacturing Practice (“GMP”) pilot manufacturing facility which started during the third quarter of 2007. Construction on the GMP pilot manufacturing facility was completed during the second quarter of 2008, however, the assets will not be placed in service until the validation of the facility and related equipment is completed.
     On June 27, 2008, the Company received $3.0 million from the landlord of its corporate headquarters as reimbursement of its leasehold improvements for its GMP pilot manufacturing facility (See Note 4).
Accounting for Facility Exit Costs
     In July 2004, the Company entered into a ten-year lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania. In April 2006, the Company entered into a sublease agreement with Sterilox Technologies, Inc. (now known as Puricore, Inc., “Puricore”) to sublease 20,469 square feet of the Malvern corporate headquarters at a price per square foot above the base lease amount.
     Consistent with the strategic focus to further develop vaccines, the Company moved its corporate headquarters to Rockville, Maryland, in January 2007. This move allowed the Company to add additional space for its vaccine operations which had previously been based in Rockville, but at another physical location. As a result, the Company entered into an amendment to the sublease agreement with Puricore to sublease an additional 7,500 square feet of the Malvern facility at a premium price per square foot. This sublease as amended, expires on September 30, 2009. As a result of the premium price received on the sublease agreement, as amended, there were no facility exit costs associated with the move to Rockville, Maryland.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill and Other Intangible Assets (continued)
     The Company most recently performed the annual impairment test as of December 31, 2007, which indicated that the estimated fair value of the goodwill exceeded its carrying value and, accordingly, no impairment was identified.
     Other intangible assets were amortized on a straight-line basis over their estimated useful lives, ranging from five to seventeen years, through December 31, 2007. The Company did not record any amortization expense for the three and six months ended June 30, 2008. Amortization expense was $33,000 and $66,000 for the three and six months ended June 30, 2007.
     As of June 30, 2008 and December 31, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		Accumulated
	Gross	Amortization	Net
		(unaudited)
Goodwill-Company acquisition	$33,141	$—	$33,141
     During the third quarter of 2007, the Company began efforts to divest its remaining non-vaccine MNP technology, which included patent technology included as intangible assets on the Company’s consolidated balance sheet. In connection with the planned divestiture, the Company evaluated the recoverability of the carrying value of the patents and reclassified $846,000 into assets held for sale. The Company has determined that the estimated fair value of the patents exceeds their carrying value, and accordingly no impairment charge is included in the consolidated statement of operations for the three and six months ended June 30, 2008.
Fair Value Measurements
     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which is outlined below, that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value Measurements (continued)
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
     Financial assets and liabilities measured a fair market value on a recurring basis as of June 30, 2008 are summarized below:

	Fair Value Measurement at
	June 30, 2008 using
		(in thousands)
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
Auction rate securities	$—	$—	$8,875	$8,875
Corporate bonds	3,497	—	—	3,497
Assets held for sale	—	899	—	899
Goodwill	—	—	33,141	33,141

Total assets	$3,497	$899	$42,016	$46,412

Stock-Based Compensation
     The Company has various stock incentive and option plans, which are described in Note 9 of the Notes to the Consolidated Financial Statements to the Company’s 2007 Annual Report on

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued)
Form 10-K, that provide for the grant of options and restricted stock to eligible employees, officers, directors and consultants of the Company.
     The Company accounts for its stock options in accordance with Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”). This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Under the modified prospective method, compensation cost included in operating expenses was $612,000 and $977,000 for the three and six months ended June 30, 2008, and $364,000 and $601,000 for the three and six months ended June 30, 2007.
     As of June 30, 2008, there were 6,762,432 stock options outstanding. At June 30, 2008, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $14,464,000 (net of estimated forfeitures).
     This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average period of 6.87 years. During the three and six months ended June 30, 2008, the Company granted 66,750 and 850,900 stock options, respectively, with a fair value of approximately $112,000 and $1,370,000 (net of estimated forfeitures), respectively, and 231,033 and 344,650 options were forfeited during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, the Company granted 258,000 and 1,199,900 stock options respectively, with a fair value of approximately $544,000 and $3,153,000 (net of estimated forfeitures), respectively, and 436,836 and 741,561 options were forfeited during the three and six months ended June 30, 2007.
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three and six months ended June 30, 2008 and 2007, using the Black-Scholes option valuation model, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average fair value of options granted	$2.62	$2.11	$2.61	$2.63
Expected life (years)	4.12	4.03-5.94	3.62-6.37	4.03-5.94
Expected volatility	84.75-84.89%	86-90%	81.14-87.78%	86-94%
Risk free interest rate	3.29%	4.45-4.61%	1.97-3.29%	4.45-4.61%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Expected forfeiture rate	21.96%	20.34%	21.96%	20.34%

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued)
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from vesting date. The expected volatility of the options granted during the three and six months ended June 30, 2008 and 2007 was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate for the three and six months ended June 30, 2008 and 2007 was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
Restricted Stock
     The Company did not grant any shares of restricted common stock for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, the Company granted 100,000 and 160,000 shares of restricted common stock, respectively, under the 2005 Plan totaling $277,000 and $443,000, respectively, in value at the date of grant to officers, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years.
     Non-cash compensation expense related to all restricted stock issued has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. For the three and six months ended June 30, 2008, $84,000 and $169,000 respectively, of non-cash stock compensation expense was included in total operations costs and expenses and additional paid-in capital was increased accordingly. For the three and six months ended June 30, 2007, $121,000 and $267,000 respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly.
Segment Information
     The Company currently operates in one business segment, which is the creation of differentiated value-added vaccines that leverage the Company’s proprietary virus-like particle technology and the development of a drug delivery platform using MNP technology. The Company is managed and operated as one business. A single management team reports to the Chief Executive Officer who comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products and product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis those fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial condition, results of operations or liquidity.
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
EITF 07-1
     In December 2007, the FASB issued EITF Issued No. 07-1, Accounting for Collaborative Arrangements, which is effective for calendar year companies on January 1, 2009. The Task Force clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set for the certain disclosures that should be required in the partner’s financial statements. Novavax is currently assessing the potential impact of implementing this standard on its financial condition, results of operations and liquidity.
SAB 110
     In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”), which permits, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain options as discussed in SAB No. 107 and in accordance with SFAS No. 123R. The guidance in this release is effective January 1, 2008. The adoption of this standard on the consolidated financial statements did not have an impact on the Company’s financial condition, results of operation or liquidity.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
SFAS No. 161
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivate Instruments and Hedging Activities (“SFAS No. 161”), which is effective January 1, 2009. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS No. 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
SFAS No. 162
     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.
FSP EITF 03-6-1
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
EITF 07-5
     In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.
EITF 08-3
     In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Agreements (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.
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
     In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax agreed to manufacture additional units of Estrasorb with final delivery completed in July 2008. Graceway is paying a preset transfer price per unit of Estrasorb for the supply of this product. Because Novavax has delivered the required quantity of Estrasorb, Novavax must clean the manufacturing equipment and prepare the equipment for transport. Graceway will remove the equipment from the manufacturing facility and Novavax will then exit the facility by mid-August, 2008. During the three and six months ended June 30, 2008, the Company received payment for the manufacture and delivery of the additional units of Estrasorb delivered during the quarter.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Graceway Agreements (Continued)
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
     In connection with the closing of the transaction, Novavax received an upfront payment from Graceway. The Company has determined that the Graceway agreements should be accounted for as a single arrangement with multiple elements as defined in EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if it has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would be accounted for separately as performed. If the fair value of undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting. The Company has evaluated the deliverables related to the Graceway supply and asset purchase agreements under the criteria of EITF 00-21 to determine whether they meet the requirements for separation within a multi-element arrangement. The Company has concluded that the deliverables should not be treated as separate units of accounting, as there is no objective and reliable evidence of the fair value of the undelivered items related to the manufacture of the additional Estrasorb lots and the cleaning and preparation of the equipment under the terms of supply agreement. Accordingly, all revenue associated with the deliverables, under both the supply and asset purchase agreement, is being deferred and will be recognized upon the completion of all obligations. Current liabilities of discontinued operations in the Company’s consolidated balance sheet as of June 30, 2008 includes deferred revenue of $2.8 million related to the Graceway agreements which relates to the upfront payment received from Graceway and the payments received for delivery of additional lots of Estrasorb.
License and Supply Agreements with Allergan
     In October 2007, Allergan purchased Esprit and subsequently entered into an agreement with Novavax, which among other things terminated the license and supply agreement for testosterone and the supply agreement for Estrasorb. In February 2008, in connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, the Company entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth could aggregate up to $3.3 million in 2008, depending on the achievement of clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale, or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, the Company entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, the Company has the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. The Company made an upfront cash payment to UMMS during the six months ended June 30, 2007. In addition, the Company will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology.
Sales and Issuance of Common Stock
     During the three and six months ended June 30, 2008, the Company received net proceeds of $102,000 and $137,000, respectively, from the exercise of 45,467 and 66,038 shares of common stock options, at a range of $1.34 to $2.77 per share.
     During the three and six months ended June 30, 2007, the Company received net proceeds of $85,000 and $89,000, respectively, from the exercise of 3,125 and 57,126 shares of common stock options, at a range of $1.34 to $2.21 per share.
Convertible Notes
     On June 15, 2007, the Company entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of June 30, 2007 and December 31, 2006, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Convertible Notes (continued)
of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007.
     The Company determined the change in the value of the conversion option and reduced the convertible debt amount by $852,000 and re-classified this amount to additional paid-in capital. The difference in the option value of $852,000 is being accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense.
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
     In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, the Company approved an extension of the former director’s $448,000 note to December 31, 2007 or earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. Accordingly, the note was reclassified out of stockholders’ equity. As of December 31, 2007, the note and the corresponding accrued interest receivable totaling $579,000 were included in other current assets in the accompanying consolidated balance sheet. As of December 31, 2007, the Company had recorded a reserve of $262,555 against this note receivable and the corresponding accrued interest receivable, which represented the difference between the book value of the receivables less the market value of the 95,000 pledged shares. During the six months ended June 30, 2008, the Company adjusted the reserve to $365,326 representing the difference between the book value of the receivable and the market value of the pledged securities. This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of June 30, 2008 and December 31, 2007. General and administrative expenses in the accompanying consolidated statement of operations include $102,771 related to the increase in the reserve for the six months ended June 30, 2008. On May 7, 2008, the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”). The Amendment extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global Market exceeds

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Transactions (continued)
certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning on June 30, 2008. The Company received the payment due of $50,000 on July 3, 2008. As of June 30, 2008, the note and corresponding accrued interest totaling $601,876 are included in other current assets in the accompanying consolidated balance sheet.
     In March 2007, the second director resigned from the Board of Directors. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. As of December 31, 2007, the note and the corresponding accrued interest receivable totaling $1,334,117 was included in non-current other assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. A reserve of $778,450 was included in the balance sheet as of December 31, 2007, representing the amount of the loan balance due, less the value of the pledged common stock valued at December 31, 2007. During the six months ended June 30, 2008, the Company adjusted the reserve to $945,316. As of June 30, 2008, the note and corresponding accrued interest totaling $1,360,317 are included in other current assets the accompanying consolidated balance sheet. This reserve is included as an offset to other current assets in the accompanying consolidated balance sheet as of June 30, 2008 and as an offset to non-current assets as of December 31, 2007. General and administrative expenses in the accompanying consolidated statement of operations include $166,866 related to the increase in the reserve for the six months ended June 30, 2008.
     On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation is $220,000 in consideration for his consulting services. Additionally, on March 7, 2007, the Company granted Mr. Lambert 100,000 shares of restricted common stock, under the 2005 Plan totaling $277,000 in value at the date of grant and 250,000 stock options under the 2005 Plan with a fair value of approximately $420,000. Both the restricted stock and stock options vest upon the achievement of certain milestones. On March 6, 2008, the Company granted Mr. Lambert 25,000 stock options under the 2005 Plan with a fair value of approximately $41,000. For the three and six months ended June 30, 2008, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $110,000 respectively,

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Transactions (continued)
in accordance with the consulting agreement. For the three and six months ended June 30, 2007, the Company recorded consulting expenses for Mr. Lambert of $41,000.
Notes payable consist of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,600, repaid February 2008	$—	$135
Note payable; bears interest at 2.85% per annum; principal and interest due in monthly installments of $6,573, repaid February 2008	—	153
Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468, repaid February 2008	—	152
Note payable; insurance financing; bears interest of 6.00% per annum; principal and interest due in monthly installments of $51,385 through November 2008	253	600
Notes payable; non-interest bearing; principal only payments due in monthly installments of $6,667 through May 2012	300	340

Total	553	1,380
Less current portion	(333)	(1,120)

Long-term portion	$220	$260

     The notes payable (except for the notes payable for financing insurance premiums and the non-interest bearing note payable) were secured by $2.4 million of the Company’s machinery and equipment located at its leased manufacturing facility in Philadelphia, Pennsylvania. In February 2008, in connection with the execution of the asset purchase agreement with Graceway, the Company repaid the outstanding balance on the 3.00%, 2.85% and 2.38% notes payable and received a release of the lien on the equipment. In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of its corporate headquarters and product development activities to Malvern, Pennsylvania.
     In line with its business strategy, the Company announced in December 2006 that it had signed a long-term lease for its new corporate headquarters and research facility in Rockville, Maryland, where its vaccine operations were located, but at another physical location. As a result of the Company’s failure to comply with the conditions of the grant by moving out of Pennsylvania, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant. The Company recorded a current liability of $400,000 in the consolidated balance sheet as of December 31, 2006, and a corresponding expense in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2006.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Opportunity Grant Funds
     In April 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through DCED, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The loan was reclassified to notes payable. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest does not accrue on the outstanding balance. During the three and six months ended June 30, 2008, the Company made repayments totaling $20,000 and $40,000, respectively. During the three and six months ended June 30, 2007, the Company made repayments totaling $20,000.
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
     The assets and liabilities related to the Company’s leased manufacturing facility in Philadelphia, Pennsylvania have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, and the Company will not have a significant continuing involvement beyond one year after the closing of the Graceway transaction.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Discontinued Operations (continued)
     The following table presents summarized financial information for the Company’s discontinued manufacturing operations presented in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Revenues	$143	$374	$229	$581

Cost of products sold	736	754	1,474	2,021
Excess inventory costs over market	465	473	465	560
Research and development	—	201	—	207

Total operating expenses	1,201	1,428	1,939	2,788

Net loss	$(1,058)	$(1,054)	$(1,710)	$(2,207)

     The following table presents major classes of assets and liabilities that have been presented as assets and liabilities of discounted operations in the accompanying consolidated balance sheets.

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Accounts and other receivables, net	$244	$105
Inventory	403	289
Prepaid expenses and other current assets	64	137

Current assets of discontinued operations	$711	$531

Non-current assets held for sale	$280	$1,634

Accounts payable	581	175
Accrued expenses and other liabilities	241	441
Deferred revenue	2,803	—

Current liabilities of discontinued operations	$3,625	$616

     In February 2008, the Company completed the sale of certain assets used in the production of Estrasorb to Graceway (See Note 2). As discussed above, the Company received an upfront payment from Graceway in connection with the execution of the agreements. As part of the asset purchase agreement, the Company transferred to Graceway, the title to manufacturing equipment valued at $1.1 million related to the production of Estrasorb on the closing date, which had been included as assets held for sale in the Company’s consolidated balance sheet as of December 31, 2007.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Discontinued Operations (continued)
     In June 2008, the Company received $220,000 from the sale of a portion of the assets classified as assets held for sale. Assets held for sale related to discontinued operations recorded at their estimated net realizable value of $280,000 and $1,634,000 and included in non-current assets of discontinued operations in the Company’s consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively. These assets include equipment, furniture, and fixtures and the remaining assets are being actively marketed as of June 30, 2008.
     The Company accrued $137,000 of estimated severance costs in its December 31, 2007 financial statements, in accordance with No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The liability has been adjusted to $147,000. The corresponding liability is included in accrued expenses and other liabilities of discontinued operations and totals $147,000 and $137,000 as of June 30, 2008 and December 31, 2007, respectively. The severance payments cover seven employees associated with the production of Estrasorb, who must continue to be employed until their employment is involuntarily terminated by the Company in order to receive the severance.
4. Operating Leases
     Novavax leases manufacturing, laboratory and office space and machinery and equipment under non-cancelable operating lease agreements expiring at various dates through January 2007 and is subleasing one facility through September 2009. Several of these leases contain renewal options at the Company’s option and standard annual escalation rental rates. Future minimum rental commitments under non-cancelable leases as of June 30, 2008 are as follows (in thousands):

	Operating		Net Operating
Year	Leases	Sub-Leases	Leases
2008	$1,286	$(254)	$1,032
2009	2,443	(363)	2,080
2010	2,268	—	2,268
2011	2,268	—	2,268
2012	2,313	—	2,313
Thereafter	8,872	—	8,872

Total minimum lease payments	$19,450	$(617)	$18,833

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Operating Leases (continued)
     On June 26, 2008, the Company amended the lease for its corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extends the terms of the lease to January 31, 2017, (2) provides that the landlord will reimburse Novavax for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increases the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term of the lease at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, the Company received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount is included in deferred rent on the consolidated balance sheet at June 30, 2008 and will be amortized as a credit to rent expense over the remaining lease term.
5. Subsequent Events
     On July 31, 2008, the Company completed a registered direct offering of 6,686,650 units (the “Units”), with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit (or $2.8425 per unit for units sold to affiliates of the Company). The warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and have a five year term. The net proceeds were approximately $17.6 million. The purchasers in the offering were comprised of current and new institutional shareholders and affiliates of the Company. The securities described above were offered by the Company pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding future product development and related clinical trials, and future research and development, including Food and Drug Administration approval.
     Such factors include, among other things, the following: results of clinical studies; progress of research and development activities; ability to obtain adequate financing in the future through product licensing, co-development or co-promotional arrangements, public or private equity or debt financing or otherwise; competition; ability to enter into future collaborations with industry partners or governmental agencies; unexpected changes in technologies and technological advances by us or others; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to develop commercial-scale high yield manufacturing capabilities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; general economic and business conditions and other factors referenced herein.
     All forward-looking statements contained in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.
Overview
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage biotechnology company creating novel vaccines to address a broad range of infectious diseases worldwide using advanced, proprietary virus-like-particle (“VLP”) technology. The Company produces these VLP based, potent, recombinant vaccines utilizing new and efficient manufacturing approaches. VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important, lipids and recombinant proteins. Our VLPs resemble the virus but lack the genetic material to replicate the virus. Our proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1, H9N2 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and a fourth undisclosed disease target.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Overview (continued)
     Our vaccine products currently under development or in clinical trials will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these vaccine products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. The commercial launch of any vaccine product is subject to certain risks including but not limited to, manufacturing scale-up and market acceptance. No assurance can be given that we can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis. Our efforts to divest the MNP technology may not be successful because we may not be able to identify a potential licensee or buyer and, even if we do identify a licensee or buyer, the price and terms may not be acceptable to us.
     We also have a drug delivery platform based on its micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drug. The MNP technology was the basis for the development of the Company’s first Food and Drug Administration (“FDA”) approval estrogen replacement product known as Estrasorb. In October 2007, Allergan, Inc. (“Allergan”) purchased Esprit Pharma, Inc. (“Esprit”) and subsequently entered into an agreement with Novavax, which among other things, terminated the license and supply agreements for Estrasorb. In February 2008, we sold our assets related to Estrasorb in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). In connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan. The Company is seeking to divest its remaining non-vaccine MNP technology through sales and licenses.
Significant Transactions in 2008 and 2007
Registered Direct Offering
     On July 31, 2008, we completed a registered direct offering of 6,686,650 units (the “Units”), with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit (or $2.8425 per unit for units sold to affiliates of the Company). The warrants represent the right to acquire 3,343,325 shares of common stock at an exercise price of $3.62 per share and have a five year term. The net proceeds were approximately $17.6 million. The purchasers in the offering were comprised of current and new institutional shareholders and affiliates of the Company. The securities described above were offered by the Company pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission (the “SEC”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Significant Transactions (continued)
Belward Lease Amendment
     On June 26, 2008, we amended the lease for our corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extends the terms of the lease to January 31, 2017, (2) provides that the landlord will reimburse Novavax for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increases the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term of the lease at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, we received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount is included in deferred rent on the balance sheet at June 30, 2008 and will be amortized as a credit to rent expense over the remaining lease term.
Graceway Agreements
     In February 2008, we entered into an asset purchase agreement with Graceway Pharmaceuticals, LLC (“Graceway”), pursuant to which Novavax sold Graceway its assets related to Estrasorb in the United States, Canada and Mexico. The assets sold include certain patents related to the MNP technology, trademarks, know-how, manufacturing equipment, customer and supplier relations, goodwill and other assets. We retained the rights to commercialize Estrasorb outside of the United States, Canada and Mexico.
     In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax manufactured additional units of Estrasorb with final delivery completed in July 2008. Graceway is paying a preset transfer price per unit of Estrasorb for the supply of this product. Because Novavax has delivered the required quantity of Estrasorb, Novavax must clean the manufacturing equipment and prepare the equipment for transport. Graceway will remove the equipment from the manufacturing facility and Novavax will then exit the facility by mid- August 2008. During the three and six months ended June 30, 2008, we received payment for the manufacture and delivery of additional units of Estrasorb delivered during the quarter.
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
     The net cash impact from these transactions are expected to be in excess of $2.5 million. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth could aggregate up to $3.3 million in 2008, depending on the achievement of clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, we entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, we have the right to use this technology to develop VLP vaccines for the prevention of any viral disease in humans. We made an upfront cash payment to UMMS during the six months ended June 30, 2007. In addition, we will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using this technology.
Sublease Agreement with PuriCore, Inc.
     In April 2006, we entered into a sublease agreement with Sterilox Technologies, Inc. (now know as PuriCore, Inc.) to sublease 20,469 square feet of the Company’s Malvern, Pennsylvania corporate headquarters at a premium price per square foot. The sublease, with a commencement date of July 1, 2006, expires on September 30, 2009. The sublease is consistent with our strategic focus to increase our presence in Rockville, Maryland, where our vaccine operations are currently located. In line with that strategy, in October 2006, we entered into a lease for an additional 51,000 square feet in Rockville, Maryland. Accordingly, in October 2006, we entered into an amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires on September 30, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Convertible Notes
     On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (the “Notes”) to amend the terms of the Notes. As of June 30, 2008, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater then $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007.
     We determined the change in the value of the conversion option and have reduced the convertible debt amount by $852,000 and re-classified this amount to additional paid-in capital on June 30, 2007. The difference in the option value of $852,000 is being accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense.
Notes with Former Directors
     In March 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, we approved the payment of the exercise price of options by two of directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The notes were secured by an aggregate of 261,667 shares of our common stock.
     In May 2006, one of these directors resigned from the Company’s board of directors. Following his resignation, we approved an extension of the former director’s $448,000 note to be payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. We entered into negotiations with the former director to extend the loan in January 2008. On May 7, 2008 the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”).
     The Amendment extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global Market exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning June 30, 2008. The Company received the payment due of $50,000 on July 3, 2008. As of June 30, 2008, the note and corresponding accrued interest totaling $601,876 are included in other current assets in the accompanying consolidated balance sheet.
     In March 2007, the other director resigned. Following his resignation, we approved an extension of the former director’s $1,031,668 note. The note continues to accrue interest at 5.07% per annum and is secured by shares of common stock owned by the former director and is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Notes with Former Directors (continued)
payable on June 30, 2009, or earlier to the extent of the net proceeds from any sale of the pledged shares. In addition, the Company has the option to sell the pledged shares on behalf of the former director at any time that the market price of our common stock, as reported on NASDAQ Global Market, exceeds $7.00 per share. As of June 30, 2008, the note and corresponding accrued interest totaling $1,360,317 are included in other current assets in the accompanying consolidated balance sheet.
     As of June 30, 2008, we have reserved an amount of $1,310,642 for the outstanding notes receivable. This amount has been netted against the pledged common stock. Due to heightened sensitivity in the current environment surrounding related-party transactions and the extensions of the maturity dates, these transactions could be viewed negatively in the market and our stock price could be negatively affected.
Critical Accounting Policies and Changes to Accounting Policies
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Such accounting principles require that our management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.
     The accounting policies that we use affect our consolidated financial statements. Certain of our accounting policies are critical to an understanding of our results of operations and financial condition, and in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of our accounting policies. The items in our consolidated financial statements that have required us to make significant estimates and judgments are as follows:
Revenue Recognition
     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. We establish allowances for estimated uncollectible amounts, product returns, rebates and charge backs based on historical trends and specifically identified problem accounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Revenue Recognition (continued)
     For upfront payments and licensing fees related to contract research or technology, we follow the provisions of SAB No. 104 in determining if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Revenue earned under research contracts is recognized in accordance with the terms and conditions of such contracts for reimbursement of costs incurred and defined milestones.
     We have determined that the Graceway agreements should be accounted for as a single arrangement with multiple elements as defined in EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if it has stand-alone value and the fair value of the undelivered performance obligations can be determined. We have evaluated the deliverables related to the Graceway agreements under the criteria of EITF 00-21 and have concluded that the deliverables should not be treated as separate units of accounting as there is no objective and reliable evidence of the fair value of the undelivered items. Accordingly, all revenue associated with the deliverables, under both the supply and asset purchase agreement, is being deferred and will be recognized upon the completion of all obligations. The revenue recognition rules for multi-elements arrangements are complex and require us to exercise judgment and make assumptions. If we were to change any of these assumptions or judgments, it could result in a change in the amount of revenue we report in a particular period.
SFAS No. 123R
     We account for our stock options in accordance with Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”). This standard requires us to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. The Black-Scholes option pricing model requires the input of the fair value of the Company’s stock at the date of grant of the stock options as well as the input of several subjective assumptions including: the expected life of the option, the risk-free interest rate, the expected volatility at the time of the options are granted, and the expected forfeiture rate at the time the options were granted. Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Income Taxes
     Our income taxes are accounted for using the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.
     The effect of changes in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized.
     We make assumptions, judgments and estimates to determine our income tax expense (benefit), deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax law and the resolution for current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates also take into account estimates of the amount of future taxable income, and actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax expense (benefit) to differ from our estimates.
Goodwill
     Goodwill originally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. We utilize a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of the indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The assumptions and forecasts used to estimate cash flows and extremely subjective and require a high degree of judgment. While the Company uses available information to prepare the estimates utilized in the discounted cash flow analysis, actual results in the future could differ significantly. Impairment tests in future periods may result in impairment changes which could materially impact our future results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Disposal of Long-Lived Assets/Discontinued Operations
     We account for the impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal (“SFAS No. 144”). SFAS No. 144 requires a periodic evaluation of the recoverability of the carrying value of long-lived assets and identifiable intangibles and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses, and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. We consider historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value.
Recent Accounting Pronouncements
     Other than the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 Summary of Significant Accounting Policies, in the Notes to be Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SFAS No. 157 (continued)
recorded at fair value on a non-recurring basis. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial condition, results or operations or liquidity.
     On January 1, 2008, we adopted SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expends the disclosures on fair value measurements. In February 2008, the FASB issued FSP 157-2 that deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which, as outlined below, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Level 1 — Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets include corporate bonds.
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
     If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurements of the instrument.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Financial assets and liabilities measured at fair market value on a recurring basis as of June 30, 2008 are summarized below:

	Fair Value Measurement at
	June 30, 2008 using
	(in thousands)
	Quoted Prices in	Significant other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
Auction rate securities	$—	$—	$8,875	$8,875
Corporate Bonds	3,497	—	—	3,497
Asset held for sale	—	899	—	899
Goodwill	—	—	33,141	33,141

Total Assets	$3,497	$899	$42,016	$46,412

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
Three months ended June 30, 2008 (“2008”) compared to the three months ended June 30, 2007 (“2007”): (In thousands, except share amounts)
Revenues:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Total product sales	$—	$(327)	$327	100%
Contract research and development	325	68	257	378%
Royalties, milestone and licensing fees	17	43	(26)	60%

	$342	$(216)	$558	258%

     Revenues for the three months ended June 30, 2008 were $342,000 as compared to a credit of $216,000 for the three months ended June 30, 2007, a positive change of $558,000. The change in revenues during the second quarter of 2008 as compared to the second quarter of 2007 was principally due to lower product sales resulting from the discontinuation of sales from Gynodiol and an increase in contract research and development revenues. We announced our decision to discontinue the sale of Gynodiol in June 2007. Accordingly, during the three months ended June

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Revenues (continued)
30, 2007 we recorded additional allowances for sales returns of $200,000 related to the discontinuation. Contract research and development revenue is compromised of revenue from government and commercial contracts and, for the three months ended June 30, 2008, is comprised of revenue from two National Institutes of Health (“NIH”) grants. Contract research revenues were $325,000 for the second quarter of 2008 as compared to $68,000 in the comparable 2007 period. The increase in contract research revenues for the comparable quarters was primarily due to the completion of two milestones for one government contract.
Operating costs and expenses:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold	$—	$101	$(101)	(100)%
Research and development	5,380	3,992	1,388	35%
Selling, general and administrative	3,166	3,362	(196)	(6)%

	$8,546	$7,455	$1,091	15%

Cost of Products Sold
     Cost of products sold, was $101,000 for the three months ended June 30, 2007 which represents the cost of products sold for Gynodiol. In June 2007, we decided to discontinue the sale of Gynodiol. In connection with our decision, we recorded an inventory reserve totaling $52,000 during the three months ended June 30, 2007.
Research and Development Expenses
     Research and development costs increased from $4.0 million for the three months ended June 30, 2007 to $5.4 million for the three months ended June 30, 2008, an increase of $1.4 million, or 35%. This increase was due primarily to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage our proprietary VLP technology. Research and development expenses were significantly higher in 2008 due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs necessary to move our influenza vaccine candidates into clinical testing.
General and Administrative Expenses
     General and administrative costs were $3.2 million for the three months ended June 30, 2008 compared to $3.4 million for the three months ended June 30, 2007. The decrease of $0.2 million was primarily due to decreased accounting costs of $0.2 million primarily related to the adoption of FIN 48 during the three months ended June 30, 2008 and a $0.2 million decrease in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses (Continued)
facility costs allocated to general and administrative expenses as we have continued to consolidate research and development into our Rockville, Maryland facility. These decreases were partially offset by a $0.1 million increase in the reserve for two former board of directors’ notes receivable and a $0.1 million increase in employee related costs.
Interest Income (expense), net:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$323	$870	$(547)	(63)%
Interest expense	(433)	(339)	(94)	(28)%

Net interest income (expense)	$(110)	$531	$(641)	(121)%

     We recorded net interest expense of $0.1 million for the three months ended June 30, 2008 compared to net interest income of $0.5 million for the three months ended June 30, 2007. The interest income decrease from $0.9 million in 2007 to $0.3 million in 2008 was entirely due to the decrease in our cash, cash equivalents, and short-term investment balances from June 30, 2007 to June 30, 2008, primarily due to increased spending levels related to our vaccine drug development programs. Interest expense for the three months ended June 30, 2008 increased to $0.4 million from $0.3 million for the three months ended June 30, 2007, an increase of $0.1 million or 28%. The increase in interest expense is due to the amortization of debt discount of $0.1 million, which is included in interest expense for the three months ended June 30, 2008 related to the amendments of the convertible notes in June 2007. In connection with these amendments, in June 2007 we recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the convertible notes. We did not record any amortization of the debt discount for the three months ended June 30, 2007.
Discontinued Operations:
     In October 2007, we entered into agreements to terminate our supply agreements with Allergan, successor-in-interest to Esprit. In connection with the termination, we decided to wind down operations at our leased manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations. As discussed above, in February 2008, we entered into a series of agreements with Graceway, pursuant to which we sold assets related to Estrasorb, agreed to manufacture additional units of Estrasorb with a preset transfer price per unit, and entered into a license agreement which granted Novavax an exclusive, non-transferable, royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. We have completed the manufacture of the additional quantities of Estrasorb and expect to complete the production and close the manufacturing facility by mid-August 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Discontinued Operations (continued)
     The following table presents summarized financial information for our discontinued operations for the three months ended June 30, 2008 and 2007:

	Q2	Q2
	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Revenues	$143	$374	$(231)	(62)%

Costs of products sold	736	754	(18)	(2)%
Excess inventory costs over market	465	473	(8)	(2)%
Research and development	—	201	(201)	(100)%

Total operating expenses	1,201	1,428	(227)	(16)%

Net loss	$(1,058)	$(1,054)	$(4)	—

     We recorded a loss from discontinued operations of $1.1 million for the three months ended June 30, 2008 and June 30, 2007. The loss remained relatively constant as revenues and operating expenses both decreased by approximately the same amount. Revenue from discontinued operations decreased to $0.1 million for 2008 from $0.4 million for 2007, a decrease of $0.3 million or 62% due to lower Estrasorb shipments.
     Costs of products sold for the three months ended June 30, 2008, which included fixed idle capacity costs, decreased from $0.8 million in 2007 to $0.7 million in 2008, a decrease of $0.1 million, or 2%. Of the $0.7 million cost of products sold in 2008, $0.2 million represented idle plant capacity costs at our manufacturing facility. The remaining $0.5 million represented the cost of Estrasorb sales to Graceway. Of the $0.8 million cost of products sold in 2007, $0.6 million represents idle plant capacity costs and the balance of $0.2 million represents the costs of Estrasorb sales to Allergan. In accordance with the Supply Agreement with Allergan, which terminated in February 2008, and with the supply agreement with Graceway, during the three months ended June 30, 2008 and 2007, we were required to sell Estrasorb at a price that is lower than our manufacturing costs. These excess costs over the product cost totaled $0.5 million for the three months ended June 30, 2008 and 2007.
     Research and development costs from discontinued operations were $0.2 million for the three months ended June 2007. There were no research and development costs from discontinued operations for the three months ended June 30, 2008.
Net loss:

	2008	2007	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(9,372)	$(8,194)	$(1,178)	(14)%

Net loss per share	$(0.15)	$(0.13)	$(0.02)	(15)%

Weighted shares outstanding	61,329,699	61,311,954	17,745	—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net loss (continued)
     Net loss for the three months ended June 30, 2008 was $9.4 million or $0.15 per share, as compared to $8.2 million or $0.13 per share for the three months ended June 30, 2007, an increase of $1.2 million or $0.02 per share. The increased loss was primarily due to an increase in operating expenses of $1.1 million, and a $0.6 million decrease in net interest income, partially offset by an increase in revenues of $0.6 million, all previously discussed. The weighted shares outstanding increased from 61,311,954 in 2007 to 61,329,699 in 2008 due to the exercise of stock options and the vesting of restricted stock.
Six months ended June 30, 2008 (“2008”) compared to the six months ended June 30, 2007 (“2007”): (In thousands, except share amounts)
Revenues:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Total product sales	$—	$(123)	$123	100%
Contract research and development	783	309	474	153%
Royalties, milestone and licensing fees	17	59	(42)	(71%)

	$800	$245	$555	$227%

     Total revenues for the six months ended June 30, 2008 were $0.8 million, an increase in revenues of $0.6 million from revenues of $0.2 million for the six months ended June 30, 2007. The increase in revenues for the period in 2008 as compared to 2007 was principally due to lower product sales resulting from the discontinuation of sales from Gynodiol. The increase in contract research revenues of $0.5 million was principally due to a delay on the renewal of contracts in 2007. We announced our decision to discontinue the sale of Gynodiol in June. Accordingly, we recorded additional allowances for sales returns of $0.2 million. Contract research and development revenue is comprised of revenue from government and commercial contracts and, for the six months ended June 30, 2008, is comprised of revenue from two National Institutes of Health (“NIH”) grants. Contract research revenues were $783,000 for the six months ended June 30, 2008 as compared to $309,000 in the comparable 2007 period. The increase in contract research revenues for the comparable quarters was primarily due to the completion of two milestones for one government contract.
Operating costs and expenses:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold	$—	$151	$(151)	(100%)
Research and development	9,814	7,645	2,169	28%
General and administrative	6,410	7,959	(1,549)	(19%)

	$16,224	$15,755	$469	3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cost of Products Sold
     Cost of products sold was $151,000 for the six months ended June 30, 2007. In June 2007, we decided to discontinue the sale of Gynodiol. In connection with our decision, we recorded an inventory reserve totaling $52,000.
Research and Development Expenses
     Research and development costs increased from $7.6 million in 2007 to $9.8 million in 2008, an increase of $2.2 million, or 28%. This increase was primarily due to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage the Company’s proprietary VLP technology. Research and development expenses were significantly higher in 2008 due to increases in personnel, facility and outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs necessary to move the Company’s influenza vaccine candidates into clinical testing.
General and Administrative Expenses
     General and administrative costs were $6.4 million in 2008 compared to $8.0 million in 2007. The decrease of $1.6 million or 19% was partially due, to a decrease in the reserves for two former board of director’s notes receivable of $0.7 million in 2008. This reserve represents the difference between the book value of the notes receivables less the market value of the pledged shares of common stock of the Company as of June 30, 2008. In addition, expenses decreased in 2008 as a result of decreased facility costs of approximately $0.4 million for the new facility in Rockville, Maryland as we have continued our plan to consolidate all operations into our Belward facility. Expenses for 2007 also included non-recurring costs for the adoption of FIN 48 of $0.2 million, and consulting fees related to studies of the vaccine market of $0.2 million.
Interest Income, (net):

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$866	$1,810	$(944)	(52%)
Interest expense	(859)	(675)	(184)	(27%)

Net interest income	$7	$1,135	$(1,128)	(99%)

     Net interest income was $7,000 for 2008 compared to interest income of $1.1 million for 2007, a decrease of $1.1 million or 99%. Interest income decreased from $1.8 million in 2007 to $0.9 million in 2008, primarily due to the decrease in our average cash, cash equivalents and short-term investment balances from 2007 to 2008. Interest expense increased from $0.7 million in 2007 to $0.9 million in 2008, an increase of $0.2 million or 27%. The increase in interest expense is due to the amortization of debt discount of $205,000 which is included in interest

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
expense for the six months ended June 30, 2008, related to the amendment of the convertible notes, which occurred in June 2007. In connection with the amendment, in June 2007 we recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the convertible notes.
Discontinued Operations:
     In October 2007, we entered into agreements to terminate our supply agreements with Allergan, successor-in-interest to Esprit. In connection with the termination, we decided to wind down operations at our leased manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations. As discussed above, in February 2008, we entered into a series of agreements with Graceway, pursuant to which we sold assets related to Estrasorb, agreed to manufacture additional units of Estrasorb with a preset transfer price per unit, and entered into a license agreement which granted Novavax an exclusive, non-transferable, royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. We have completed the manufacture of the additional quantities of Estrasorb and expect to complete the production and close the manufacturing facility by mid-August 2008.
     The following table presents summarized financial information for our discontinued operations for the six months ended June 30, 2008 and 2007:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Revenues	$229	$581	$(352)	(61)%

Costs of products sold	1,474	2,021	(547)	(27%)
Excess inventory costs over market	465	560	(95)	(17)%
Research and development	—	207	(207)	(100%)

Total operating expenses	1,939	2,788	(849)	(30%)

Net loss	$(1,710)	$(2,207)	$497	23%

     We recorded a loss from discontinued operations of $1.7 million for the six months ended June 30, 2008 compared to $2.2 million for the six months ended June 30, 2007, a decrease of $0.5 million or 23%. The decrease resulted from a decrease in revenues more than offset by a decrease in operating expenses. Revenues from discontinued operations decreased to $0.2 million for 2008 from $0.6 million for 2007, a decrease of $0.4 million or 61%, due to lower Estrasorb shipments. Revenues for the six months ended June 30, 2008 included a $0.1 million adjustment to the sales return accrual related to Estrasorb.
     Costs of products sold for the six months ended June 30, 2007, which included fixed idle capacity costs, decreased from $2.0 million in 2007 to $1.5 million in 2008, a decrease of $0.5 million, or 27%. Of the $1.5 million cost of products sold in 2008, $0.8 million represented idle plant capacity costs at our manufacturing facility. The remaining $0.7 million represented the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Discontinued Operations (continued)
cost of Estrasorb sales to Allergan. Of the $2.0 million cost of products sold in 2007, $1.4 million represents idle plant capacity costs and the balance of $0.6 million represent the costs of Estrasorb sales to Allergan. In accordance with the supply agreement with Allergan, which terminated in February 2008, and the supply agreement with Graceway, during the six months ended June 30, 2008 and 2007, we were required to sell Estrasorb at a price that is lower than our manufacturing costs. These excess costs over the product cost decreased from $0.6 million for the six months ended June 30, 2007 to $0.5 million for the six months ended June 30, 2008, a decrease of $0.1 million or 17%.
     Research and development costs from discontinued operations were $0.2 million for the six months ended June 30, 2007. There were no research and development costs from discontinued operations for the six months ended June 30, 2008.
Net loss:

	2008	2007	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(17,127)	$(16,582)	$(545)	(3)%

Net loss per share	$(0.28)	$(0.27)	$(0.01)	(4)%

Weighted shares outstanding	61,286,169	61,266,765	19,404	—

     Net loss for the six months ended June 30, 2008 was $17.1 million or $0.27 per share, as compared to $16.6 million or $0.27 per share for the six months ended June 30, 2007, an increase of $0.5 million. The increased net loss was primarily due to an increase in operating expense of $0.5 million, and a decrease in net interest income of $1.1 million, partially offset by an increase in revenues of $0.6 million and a decrease generated in the loss from discontinued operations of $0.5 million. The weighted shares outstanding increased from 61,266,765 in 2007 to 61,286,169 in 2008 due to the exercise of stock options and the vesting of restricted stock.
Liquidity and Capital Resources
     Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and manufacturing costs related to the additional lots of Estrasorb. We plan to continue to have multiple vaccines and products in various stages of development and we believe our research and development as well as general and administrative expenses and capital requirements will continue to exceed our revenues. Future activities, particularly vaccine and product development, are subject to our ability to raise funds through product licensing, co-development or co-promotional arrangements with industry partners and government agencies or public or private debt or equity financing,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
     The Company continues to spend a significant amount of money on, and will need to raise additional money to continue, its product development initiatives and clinical trials. Raising capital is particularly difficult in this market and will be more difficult if product development initiatives and clinical trials do not progress as anticipated.
     For more discussion of the risks and uncertainties and our liquidity, see Item 1A — “Risk Factors” and see “Liquidity and Capital Resources.”

Six Months Ended
June 30, 2008
(unaudited)
(In thousands)
Summary of Cash Flows:
Net cash (used in) provided by
Operating activities	$(7,172)
Investing activities	27,026
Financing activities	(691)

Net increase in cash and cash equivalents	19,163
Cash and cash equivalents at beginning of period	4,350

Cash and cash equivalents at end of period	$23,513

     During the six months ended June 30, 2008, we have funded our operations from existing cash, proceeds received from Graceway as part of the Estrasorb transaction consummated in February 2008 and the Allowance received from our landlord at our corporate headquarters in June 2008. In July 2008, we raised additional funds through a registered direct offering by issuing 6,686,650 units (the “Units”), with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock, for aggregate net proceeds of approximately $17.6 million.
     As part of the Graceway transaction, we sold our rights related to Estrasorb in the United States, Canada and Mexico to Graceway as well as certain manufacturing equipment for the production of Estrasorb. The assets sold also included certain patents related to MNP technology, trademarks, customer and supplier relations and goodwill. Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax has agreed to manufacture additional quantities of Estrasorb with final delivery completed in July 2008. Graceway is paying a preset transfer price per unit of Estrasorb for the supply of this product. The net cash impact from this transaction are estimated to be in excess of $2.5 million. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.
     As of June 30, 2008, we held $35.9 million in cash, cash equivalents and short-term investments as compared to $46.5 million at December 31, 2007. The $10.6 million decrease in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
cash, cash equivalents and short-term investments during 2008 was primarily due to the operating loss from continuing operations of $15.4 million, principal payments on debt of $0.8 million, capital expenditures for our Belward Good Manufacturing Practices (“GMP”) facility project, partially offset by an upfront payment from Graceway as part of the sale of Estrasorb assets and the Allowance received from our landlord related to the extension of our period at our corporate headquarters. As of June 30, 2008, our working capital was $30.0 million compared to $42.8 million as of December 31, 2007. This $12.8 million decrease primarily resulted from our net loss, partially offset by an upfront payment received from Graceway as part of the Estrasorb transaction in February 2008 and a $3.0 million leasehold improvement reimbursement received from our landlord in June 2008. Additionally, our working capital was used for $4.3 million in capital expenditures activities and $0.8 million in principal payments on our outstanding debt obligations for the six months ended June 30, 2008.
     We intend to use the proceeds from our equity financing transactions for pre-clinical and clinical studies for our VLP-based vaccines, internal research and development programs, working capital, capital expenditures and other general corporate purposes. In the first quarter of 2007, we entered into sponsored research and licensing agreements with two academic institutions to conduct early stage research in the vaccine area. These and similar arrangements that we may enter into may aggregate to a material amount of research and development spending that will accelerate the use of such proceeds. We will continue to fund our operations through product licensing, co-development arrangements on new products, or the public or private sale of securities of the Company or the issuance of additional debt. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to us. We believe that with our July 31, 2008 financing and our cash, cash equivalents and short-term investment balance at June 30, 2008 we have sufficient cash and investments to conduct operating activities through September 2009. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect.
     As of June 30, 2008, we had an aggregate principal amount of $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $4.00 per share; and mature on July 19, 2009. We may require that the Notes be converted into Company common stock if the weighted average price of the our common stock is greater than $7.00 in any 15 out of 30 consecutive trading days after July 19, 2007.
     On June 15, 2007, we entered into amendments (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (“Notes”) to amend the terms of the Notes. As of June 30, 2007, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lower the conversion price from $5.46 to $4.00 per share, (ii) eliminate the holders’ right to require the Company to redeem the Notes if the weighted average

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandate that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. We determined the change in the value of the conversion option and have reduced the convertible debt amount by $852,000 and re-classified this amount to additional paid-in capital. The difference in the option value of $852,000 is being accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense.
Contractual Obligations and Commitments
     We utilize different financing instruments, such as debt and operating leases, to finance various equipment and facility needs. The following table summarizes our current financing obligations and commitments (in thousands) as of June 30, 2008:

		Less than	1 — 3	4 — 5	More than
Commitments and Obligations	Total	1 Year	Years	Years	5 Years
	(unaudited)
Convertible notes	$22,000	$—	$22,000	$—	$—
Operating leases	19,450	1,286	4,711	4,581	8,872
Notes payable	553	333	160	60	—

Total principal payments	42,003	1,619	26,871	4,641	8,872
Less: Subleases	(617)	(254)	(363)	—	—

Net principal payments	41,386	1,365	26,508	4,641	8,872
Interest	1,572	527	1,045	—	—

Total commitments and obligations	$42,958	$1,892	$27,553	$4,641	$8,872

     On June 26, 2008, we amended the lease for our corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extends the term of the lease to January 31, 2017, (2) provides that the landlord will reimburse Novavax for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increases the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, we received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount is included in deferred rent on the consolidated balance sheet at June 30, 2008, and will be amortized as a credit to rent expense over the remaining lease term.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2008, we had cash and cash equivalents and short-term investments of $35.9 million as follows:

Cash and cash equivalents	$23.5 million
Short-term investments classified as held to maturity	$ 3.5 million
Short-term investments classified as available for sale	$ 8.9 million
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
     Failures in auction rate securities have raised concerns about the liquidity of such investments. When auctions are not successful, the interest rate increases as does the risk of illiquidity. The principal amount of our auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, or the underlying security matures and is paid by a buyer outside the auction process. We have determined that we have both the ability and intent to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business and, based upon available information, anticipate being able to recover the original cost basis of all the auction rate securities remaining on our balance sheet. Impairment assessments are made at the individual security level. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized. We have determined that there were no declines in the fair values of our short-term investments as of June 30, 2008.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     For the quarterly period ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on this review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that, as of June 30, 2008, the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     The Company was a defendant in a lawsuit filed in December 2003 by a former director alleging that the Company wrongfully terminated the former director’s stock options. In April 2006, a directed verdict in favor of the Company was issued and the case was dismissed. The plaintiff has filed an appeal with the court. In March 2008, the Company was advised that the case was dismissed by the New Jersey Supreme Court with no bias towards the Company. The ruling ends all potential liability to the Company.
Item 1A. — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, other than as mentioned below.
     From time to time, the Company may apply for grants from academic institutions, government agencies and non-profit entities. There is often significant competition for these grants. While each grantor had different requirements, many require clinical data in humans. While the Company has collected some human clinical data, the available data may not be sufficient to receive a grant or, if a grant is awarded, may reduce the size of the grant.
We have a history of losses and our future profitability is uncertain.
     Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at June 30, 2008 was $217 million. Our net revenues for the last three fiscal years from continuing operations were $1.5 million in 2007, $1.7 million in 2006 and $5.3 million in 2005. We have received a limited amount of related revenue from research contacts, licenses and agreements to provide vaccine candidates, services and technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in significant revenues to offset our expenses. Our net losses for the last three fiscal years were $34.8 million in 2007, $23.1 million in 2006 and $11.2 million in 2005.
     Our historical losses have resulted from research and development expenses for our vaccine and drug delivery product candidates, sales and marketing expenses, and manufacturing expenses for Estrasorb, protection of our intellectual property and other general operating expenses. Our losses increased due to the launch of Estrasorb since 2004 as we expanded our manufacturing capacity and sales and marketing capabilities. More recently, our losses have increased, and will continue to increase, as a result of higher research and development efforts to support the development of our vaccines, particularly our pandemic and seasonal influenza vaccines.

Item 1A. — Risk Factors (continued)
     We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to:
•	complete our human Phase I/IIa clinical trial for our pandemic flu vaccines;

•	initiate Phase I/II clinical trials for our seasonal flu vaccine;

•	initiate additional preclinical studies for Varicella Zoster and our undisclosed product candidate using our VLP vaccine technology platform;

•	obtain validation from the Food and Drug Administration, or FDA as a product manufacturing facility and comply with the FDA’s manufacturing facility requirements;

•	complete the manufacture of Estrasorb and Graceway and transition the assets to Graceway;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•	add operations, financial, accounting, facilities engineering and information systems personnel, consistent with expanding our operations; or

•	capitalize on the value of our MNP technology.
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

Item 1A. — Risk Factors (continued)
if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert management’s attention.
Regardless of merit or eventual outcome, liability claims may result in:
•	decreased demand for our products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.
We have made loans to certain of our former directors, which if not repaid, would result in a loss.
     We have two outstanding notes to former directors which are secured by shares of our common stock. The notes were initially due upon the earlier of (a) the date the individual ceased to be a director of Novavax, (b) in whole or in part, to extent of net proceeds on the date on which the director sold all or a portion of the pledged shares, or (c) March 21, 2007.
     In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, the Company approved an extension of the former director’s $448,000 note to December 31, 2007 or earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. On May 7, 2008, the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”). The Amendment further extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock exceeds certain targets, increase the interest rate to 8.0% and stipulates quarterly payments beginning on June 30, 2008.
     In March 2007, the second director resigned from the Board of Directors before the maturity date. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds a certain target at any time during the

Item 1A. — Risk Factors (continued)
period between May 7, 2007 and June 30, 2009. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director.
     We do not know if the price of our common stock will reach the target prices allowing us to realize on the pledged collateral. By issuing additional shares in an equity fundraising transaction, the dilution could further lower the trading price of our stock reducing the likelihood of selling the collateral to satisfy the debts. Even if we are able to sell some or all of the pledged shares, we may not recover the full amount outstanding under either note. There are no assurances that the former directors will be able to repay the notes when due under the terms of the current agreements.
We are expecting to announce clinical trial data from its pandemic influenza vaccine in the near future which could negatively effect the Company and the price of its common stock.
     We began the second portion of the Phase I/IIa clinical trial of our pandemic vaccine in March 2008 to gather additional immunogenicity and safety data and determine a final dose. We have disclosed in our filings with the Securities and Exchange Commission that data from this trial is anticipated in the third quarter of 2008. Once the raw clinical data is received, we will take some period of time to analyze and confirm the data in order to fully understand the data and its impact on the Company, before publicly disclosing it. In the event that the results are negative, or are viewed by the marketplace as negative, it will have a material adverse impact on the Company and the price of its common stock.
Because we depend on third parties to conduct some of our laboratory testing and human studies, we may encounter delays in or lose some control over our efforts to develop products.
     We are dependent on third-party research organizations to conduct some of our laboratory testing and human studies. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we request. We may not be able to secure and maintain suitable research organizations to conduct our laboratory testing and human studies. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to replace or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development

Item 1A. — Risk Factors (continued)
activities of clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.
Even if regulatory approval is received for our product candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.
     Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, if any, there will be significant ongoing regulatory compliance obligations, and if we or our collaborators fail to comply with these requirements, we and/or our collaborators could be subject to penalties, including:
•	Warning letters;

•	Fines;

•	Product recalls;

•	Withdrawal of regulatory approval;

•	Operation restrictions:

•	Disgorgement of profits;

•	Injunctions; and

•	Criminal prosecution.
     Regulatory agencies may require us or our collaborators to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we or our collaborators may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we or our collaborators can commercialize the product described in the application. All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated costs or delays in our clinical studies could delay our ability to generate revenues and harm our financial condition and results of operations.

Item 1A. — Risk Factors (continued)
Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.
     Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other thing, their acceptance by physician, patients, third party payors such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:
•	Our ability to provide acceptable evidence of safety and efficacy;

•	The prevalence and severity of adverse side effects

•	Availability, relative cost and relative efficacy of alternative and competing treatments;

•	The effectiveness of our marketing and distribution strategy;

•	Publicity concerning our products or competing products and treatments; and

•	Our ability to obtain sufficient third party insurance coverage or reimbursement.
     If our product candidates do not become widely accepted by physicians, patients, third party payors and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.
Our costs related to manufacturing Estrasorb may exceed our estimates and reduce expected cash flow from the sale of the Estrasorb related assets.
     In February 2008, Novavax entered into and consummated asset sale and supply agreements for Estrasorb related assets with Graceway Pharmaceuticals, LLC. The manufacturing of Estrasorb under this agreement was completed in July 2008 and we will exit the Philadelphia manufacturing location in August 2008. The net cash impact from these transactions are expected to be in excess of $2.5 million. If the cost of manufacturing the additional lots of Estrasorb, transitioning the assets to Graceway or closing the manufacturing facility exceed expectations for any reason, the anticipated cash impact would be lower.

Item 1A. — Risk Factors (continued)
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
     We intend to have our product candidates marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. To date, we have not filed for marketing approval for any of our products candidates and may not receive the approvals necessary to commercialize our product candidates in any market. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.
Item 4 — Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of stockholders held on June 18, 2008, the following proposals were adopted by the votes specified below:
1.	To elect two directors as Class I directors to serve on the Board of Directors for a three-year term expiring at the 2011 Annual Meeting of Stockholders.

	FOR	WITHHELD
John Lambert	50,316,102	855,639
Rahul Singhvi	50,210,173	961,568
In addition to the two Class I directors elected at this year’s Annual Meeting of Stockholders, the Board is composed of three Class II Directors and two Class III Directors. The continuing Class II Directors, whose term will expire at the Company’s 2009 Annual Meeting, are Gary C. Evans, John Marsh and James Tanabaum. The continuing Class III directors, whose terms will expire at the Company’s 2010 Annual Meeting, are Michael A. McMannus and Thomas P. Monath, MD.
2.	To ratify the appointment of Grant Thornton LLP, an independent registered accounting firm, as the independent auditor for the company for the year ending December 31, 2008.

For	50,789,919
Against	298,781
Abstain	83,041
Broker Non-Votes	—

Item 6 — Exhibits
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 30, 2008.

10.1	Form of Subscription Agreement dated July 28, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2008.

10.2	Form of Investor Rights Agreement dated July 29, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K file on July 30, 2008.

10.3	Termination of Sublease dated as of May 7, 2007 between Human Genome Sciences, Inc and Novavax, Inc.

10.4	Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 7, 2007.

10.5	First Amendment to Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 30, 2008.

10.6	Second Amendment to Lease Agreement between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of June 26, 2008.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	This exhibit is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)
Date: August 11, 2008	By:	/s/ Len Stigliano
Len Stigliano
Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and Principal Financial Officer)