Form 10-Q
period 2008-09-30
NOVAVAX INC
filed 2008-11-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Shares of Common Stock Outstanding at October 31, 2008: 69,169,665

NOVAVAX, INC.
Form 10-Q
For the Quarters Ended September 30, 2008 and 2007 (unaudited)

i

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,794	$4,350
Short-term investments classified as available for sale	8,450	9,200
Short-term investments classified as held to maturity	—	32,939
Accounts and other receivables, net of allowance for doubtful accounts of $209 and $168 as of September 30, 2008 and December 31, 2007, respectively	330	667
Inventory	55	25
Prepaid expenses and other current assets	529	1,304
Current assets of discontinued operations	523	531

Total current assets	46,681	49,016

Property and equipment, net	8,365	5,721
Goodwill	33,141	33,141
Assets held for sale	899	899
Non-current assets of discontinued operations	258	1,634
Other non-current assets	175	880

Total assets	$89,519	$91,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,967	$1,490
Accrued expenses and other liabilities	5,961	2,980
Current portion of notes payable	182	1,120
Convertible notes, current	21,676	—
Deferred rent	324	—
Current liabilities of discontinued operations	75	616

Total current liabilities	30,185	6,206

Convertible notes, non-current	—	21,369
Non-current portion of notes payable	200	260
Deferred rent	3,002	391

Total liabilities	33,387	28,226

Stockholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 69,169,665 shares issued and 68,762,569 outstanding at September 30, 2008, and 62,356,977 issued and 61,949,881 outstanding at December 31, 2007	692	624
Additional paid-in capital	284,158	264,618
Notes receivable from directors	(1,572)	—
Accumulated deficit	(224,696)	(199,727)
Treasury stock, 407,090 shares at September 30, 2008 and December 31, 2007, cost basis	(2,450)	(2,450)

Total stockholders’ equity	56,132	63,065

Total liabilities and stockholders’ equity	$89,519	$91,291

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Net product sales	$—	$52	$—	$(71)
Contract research and development	142	710	925	1,019
Royalties, milestone and licensing fees	52	52	69	111

Total revenues	194	814	994	1,059

Operating costs and expenses:
Cost of products sold	—	12	—	163
Research and development	8,655	5,778	18,469	13,423
General and administrative	1,265	3,085	7,675	11,044

Total operating costs and expenses	9,920	8,875	26,144	24,630

Loss from continuing operations before interest (expense) income, net	(9,726)	(8,061)	(25,150)	(23,571)
Interest (expense) income, net	(604)	291	(597)	1,427

Loss from continuing operations	(10,330)	(7,770)	(25,747)	(22,144)
Income (loss) from discontinued operations	2,488	(1,196)	778	(3,404)

Net loss	$(7,842)	$(8,966)	$(24,969)	$(25,548)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.16)	$(0.13)	$(0.41)	$(0.36)
Gain per share from discontinued operations	0.04	(0.02)	0.01	(0.06)

Net loss per share	$(0.12)	$(0.15)	$(0.40)	$(0.42)

Basic and diluted weighted average number of common shares outstanding	66,521,776	61,399,455	62,820,068	61,311,478

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008
(in thousands, except share information)

				Notes
			Additional	Receivable			Total
	Common Stock		Paid-in	From Former	Accumulated	Treasury	Stockholder’s
	Shares	Amount	Capital	Directors	Deficit	Stock	Equity
Balance, December 31, 2007	62,356,977	$624	$264,618	$—	$(199,727)	$(2,450)	$63,065

Non-cash compensation costs for stock options (unaudited)	—	—	1,443	—	—	—	1,443

Exercise of stock options (unaudited)	126,038	1	248	—	—	—	249
Amortization of restricted stock for compensation (unaudited)	—	—	203	—	—	—	203
Issuance of common stock (unaudited)	6,686,650	67	17,503	—	—	—	17,570

Reclassification of former directors’ notes receivable (unaudited)	—	—	143	(1,572)	—	—	(1,429)
Net loss (unaudited)	—	—	—	—	(24,969)	—	(7,842)

Balance, September 30, 2008 (unaudited)	69,169,665	$692	$284,158	$(1,572)	$(224,696)	$(2,450)	$56,132

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating Activities:
Net Loss	$(24,969)	$(25,548)
Reconciliation of net loss to net cash used in operating activities:
Amortization of intangible assets	—	99
Depreciation	581	518
Amortization of debt discount	307	119
Provision for bad debts	—	180
Reserve for notes and accrued interest receivable	(1,041)	787
Loss on disposal of capital assets	250	—
Impairment of long lived assets	296	—
Amortization of net discounts on short-term investments	(181)	(1,925)
Amortization of deferred financing costs	181	194
Deferred rent	(65)	310
Non-cash stock compensation	1,646	1,458
Interest income correction of an error	507	—
Changes in operating assets and liabilities:
Accounts receivable	432	(652)
Inventory	(30)	117
Prepaid expenses and other assets	401	1,536
Accounts payable and accrued expenses	2,387	(580)

Net cash used in operating activities from continuing operations	(19,298)	(23,387)
Net cash provided by operating activities from discontinued operations	1,708	1,579

Net cash used in operating activities	(17,590)	(21,808)

Investing Activities:
Proceeds from leasehold improvement allowance	3,000	—
Capital expenditures	(5,051)	(1,288)
Proceeds from disposal of property and equipment	40	—
Purchases of short-term investments	(15,650)	(66,718)
Proceeds from maturities of short-term investments	49,520	98,633

Net cash provided by investing activities from continuing operations	31,859	30,627
Net cash provided by (used in) investing activities from discontinued operations	1,354	(2)

Net cash provided by investing activities	33,213	30,625

Financing Activities:
Principal payments of notes payable	(998)	(734)
Proceeds from the sale of common stock, net of issuance costs	17,570	—
Proceeds from the exercise of stock options	249	89
Bank overdraft	—	483
Net cash used in financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	16,821	(162)

Net increase in cash and cash equivalents	32,444	8,655
Cash and cash equivalents at beginning of period	4,350	7,161

Cash and cash equivalents at end of period	$36,794	$15,816

Supplemental disclosure of cash flow information:
Cash interest payments	$1,065	$1,307

Debt discount from modification of convertible debt	$—	$852

Supplemental disclosure of non-cash activities:
Equipment purchases included in accounts payable	$616	$17,070

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage biotechnology company creating novel vaccines to address a broad range of infectious diseases worldwide using advanced, proprietary virus-like-particle (“VLP”) technology. The Company produces these VLP based, potent, recombinant vaccines utilizing new and efficient manufacturing approaches. VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. The Company’s VLPs resemble the virus but lack the genetic material to replicate the virus. The Company’s proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and Respiratory Syncytial Virus (“RSV”). This second discovery vaccine was recently announced on October 30, 2008.
     On July 31, 2007, the Company began Phase I clinical trials for its H5N1 pandemic influenza vaccine. In December 2007, the Company announced favorable interim results for its pandemic influenza vaccine that demonstrated immunogenicity and safety. The Company began subject enrollment for the Phase I/IIa trial in March 2008 to gather additional patient immunogenicity and safety data, as well to determine a final dose through completion of this clinical trial. In August 2008, the Company reported favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across all three doses tested. Although the safety data are still blinded pending complete safety follow-up, there were no serious adverse events reported. In September 2008, the Company began Phase II clinical trials to evaluate the safety and immunogenicity of different doses of its seasonal influenza vaccine. Top line data from this study is expected to be released in the fourth quarter of 2008.
     The Company has delayed its seasonal influenza dose ranging study in the elderly (>65 years of age) from Q4 2008 to next year, pending top line results from its ongoing seasonal influenza study in healthy adults. The Company has observed a slightly different safety profile (non-serious adverse events) from its Phase IIa trial of our pandemic VLP vaccine, and plans to review and analyze the dose response curve as well as the safety data from the healthy adult seasonal trial before commencing a study in the elderly.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Organization (continued)
     In October 2007, Allergan, Inc. (“Allergan”) purchased Esprit Pharma, Inc. (“Esprit”) and subsequently entered into an agreement with Novavax, which among other things terminated the supply agreement for Estrasorb. In February 2008, the Company sold certain other assets related to Estrasorb in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). In connection with the sale of Estrasorb assets to Graceway, Novavax terminate the Estrasorb license agreement with Allergan. The Company is seeking to divest its remaining non-vaccine MNP technology through sales and licenses.
     No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis. The Company’s efforts to divest the remaining non-vaccine MNP technology may not be successful because the Company may not be able to identify a potential licensee or buyer, and even if the Company does identify a licensee or buyer, the price and terms may not be acceptable to the Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Fielding Pharmaceutical Company). All significant inter-company accounts and transactions have been eliminated in consolidation. They have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Novavax believes that the disclosures are adequate to make the information presented herein not misleading, certain information and footnote disclosures, including a description of significant accounting policies, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.
Reclassifications and Correction of an Error
     Certain amounts appearing in the consolidated financial statements for the three and nine months ended September 30, 2007 have been reclassified to conform to the current period’s presentation. As discussed in Note 3, during October 2007 the Company decided to wind down operations at its Philadelphia manufacturing facility. Accordingly, the consolidated financial

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Reclassifications and Correction of an Error (continued)
statements and the related note disclosures reflect those operations as discontinued operations for all periods presented.
     The Company corrected the classification of certain notes receivable due from former directors to show these notes receivable as reductions to stockholders’ equity in the September 30, 2008 consolidated balance sheet. The Company also recorded a credit to general and administrative expenses for the accumulated amounts previously reserved and charged to general and administrative expenses and a charge to interest income for the cumulative interest income related to the notes receivable in prior quarters of 2008 and during the years ended December 31, 2007 and 2006, netting to $814,000 by adjusting the related general and administrative expenses and interest income accounts for the three months ended September 30, 2008. The Company evaluated the correction of this error based on the expected operating results for the year ending December 31, 2008 and based on historical operating results for the years ended December 31, 2007 and 2006 in accordance with Accounting Principles Bulletin No. 28, Interim Financial Reporting and Staff Accounting Bulletin No.99 , Materiality (“SAB 99”). Management’s evaluation indicated that the correction represents a 7.8% impact on the net loss from continuing operation for the three months ended September 30, 2008. The amount of the adjustment, when compared to the operating results for the years ended December 31, 2007 and 2006, or on any trend of losses, is not considered by management to be material. The Company believes that investors would not consider the amount of the adjustment to be material.
Liquidity Matters
     The Company has incurred losses since its inception and, as of September 30, 2008, has an accumulated deficit of $225 million. The Company does not expect to generate significant revenue in the near future. Based on the Company’s assessment of the availability of capital and its business operations as currently contemplated, including the Company’s clinical development plans, in the absence of new financings, any potential redemption of its 4.75% convertible senior Notes (the “Notes”) due in July 2009, licensing arrangements or partnership agreements, the Company believes it will have adequate capital resources through the third quarter of 2009, including an assumed cash payoff of 50% of the Notes that come due July 15, 2009. Under the terms of the Notes, Novavax, at its option, can pay up to 50% of the outstanding $22.0 million of Notes in common stock. As a result, the Company would only have cash outlays of $11.0 million to satisfy the Notes on the due date unless the Notes are converted into common stock, redeemed or amended.
     Based upon the Company’s current plans, the Company estimates that its cash and cash equivalents will be sufficient to cover its estimated funding needs through the third quarter of 2009; however, the Company is planning to raise additional capital during 2009 in order to continue its current level of operations and to pursue the business plan beyond 2009. The Company has not, however, secured any additional commitments for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Liquidity Matters (continued)
unable to immediately secure additional capital, it will continue to assess its capital resources and the Company may be required to downsize its operations, reduce general and administrative costs or to delay or reduce the scope of, or eliminate one or more of its product research and development programs, thereby causing delays in the Company’s efforts to introduce its future products to market.
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
Cash and Cash Equivalents
     The Company considers all investments with an original maturity of three months or less to be cash equivalents.
Revenue Recognition
     During 2005, Novavax began to transition from a specialty pharmaceutical company, which included the sale and marketing of products serving the women’s health space, to an innovative, biotechnology company focused on the development of vaccines. For the three and nine months ended September 30, 2007, product sales resulted primarily from the sale of Estrasorb, the Company’s Food and Drug Administration approved estrogen replacement product. Product sales related to Estrasorb are included in Discontinued operations. See Note 3 — Discontinued Operations. As discussed under Significant Transactions-Graceway Agreements, the Company entered into agreements with Graceway Pharmaceuticals, Inc. in February 2008, pursuant to which Novavax produced additional units of Estrasorb with final delivery in August 2008.
     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company recognizes these sales, net of allowances for returns and rebates. Through December 31, 2007, a large part of the Company’s product sales were to Allergan or to distributors who resold the products to their customers. With the exception of sales to Allergan and Graceway, the Company provided rebates to members of certain buying groups who purchased from the Company’s distributors, to distributors that sold to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition (continued)
Medicare programs. Rebate amounts were usually based upon the volume purchased or by reference to a specific price for a product. The Company estimated the amount of the rebate that would be paid, and recorded the liability as a reduction of revenue when the Company recorded the sale of the products. Settlement of the rebate generally occurred from three to twelve months after the sale. The Company regularly analyzed the historical rebate trends and made certain buying groups who purchased from the Company’s distributors, to distributors that sold to their customers at prices determined under a contract between the Company and the customer, and to state agencies that administer various programs such as the federal Medicaid and Medicare programs. Rebate amounts were usually based upon the volume purchased or by reference to a specific price for a product. The Company estimated the amount of the rebate that would be paid, and recorded the liability as a reduction of revenue when the Company recorded the sale of the products. Settlement of the rebate generally occurred from three to twelve months after the sale. The Company regularly analyzed the historical rebate trends and made adjustments to record reserves for changes in trends and terms of rebate programs. In a similar manner, the Company estimates amounts for returns based on historical trends, distributor inventory levels, product prescription data and generic competition and makes adjustments to the recorded reserves based on such information.
     Under the License and Supply Agreements with Allergan (See Significant Transactions-Graceway Agreements), the Company no longer has responsibility for rebates related to Estrasorb or for returns of Estrasorb made subsequent to entering into the License Agreement on October 19, 2005.
     For upfront payments, royalties and licensing fees related to contract research or technology, the Company follows the provisions of SAB No. 104 in determining if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenue earned under research contracts is recognized in accordance with the terms and conditions of such contracts for reimbursement of costs incurred and defined milestones.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue Recognition (continued)
     A roll-forward of the sales return allowances is as follows (in thousands):

Balance, December 31, 2006	$238
Returns received from 2006 sales (unaudited)	(38)

Balance, March 31, 2007 (unaudited)	200
Provision for 2007 sales (unaudited)	44
Additional provision for planned discontinuation of Gynodiol (unaudited)	158
Returns received from 2004 sales (unaudited)	(19)

Balance, June 30, 2007 (unaudited)	383
Returns received from 2004 sales (unaudited)	(18)

Balance, September 30, 2007 (unaudited)	$365

Balance, December 31, 2007	$354
Returns received from 2005 sales (unaudited)	(33)
Returns received from 2006 sales (unaudited)	(11)

Balance, March 31, 2008 (unaudited)	310
Adjustment to provision for Estrasorb and other products (unaudited)	(144)
Returns received from 2007 sales (unaudited)	(12)
Adjustment to provision for planned discontinuation of Gynodiol (unaudited)	(42)

Balance, June 30, 2008 (unaudited)	112
Returns received from 2007 sales (unaudited)	(2)

Balance, September 30, 2008 (unaudited)	$110

Inventory
     Inventories consist of raw materials, materials and supplies and finished goods, and are priced at the lower of cost or market (market is defined as net realizable value), using the first-in-first out method, and were as follows:

	As of
	September 30,	December 31,
	2008	2007*
	(unaudited)
	(in thousands)
Raw materials	$—	$226
Materials and supplies	55	28
Finished goods	—	112
Reserve for inventory	—	(52)

	55	314

Less: inventory reclassified to current assets of discontinued operations	—	(289)

	$55	$25

*	Certain amounts have been reclassed for comparability.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Inventory (continued)
     Raw materials and finished goods related to the production of Estrasorb. Materials and supplies are inventory items used in the Company’s research and development efforts, which, as of September 30, 2008 and beyond, are the only items carried in inventory.
     The Company utilizes Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). Under SFAS No. 151, the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold in discontinued operations for the three and nine months ended September 30, 2008 is $485,000, or $0.01 per share, and $1,266,000, or $0.02 per share, respectively, of idle capacity costs, which amounts represent the excess of fixed production overhead costs over that allocated to inventories, as compared to $642,000, or $0.01 per share, and $2,402,000, or $0.04 per share, for the three and nine months ended September 30, 2007, respectively.
     During the three and nine months ended September 30, 2008, $83,000 and $548,000 of inventory costs in excess of market value were included in the loss from discontinued operations in the accompanying consolidated statement of operations related to the supply agreement with Esprit and Graceway, as compared to $757,000 and $1,317,000 for the three and nine months ended September 30, 2007, respectively. Under the terms of the Supply Agreement, with both Esprit and Graceway, the Company sold Estrasorb at a price which was below its manufacturing costs. As of September 30, 2008 the Company has completed all obligations related to the supply agreement with Graceway.
     In June 2007, the Company decided to discontinue the sale of Gynodiol. In connection with its decision, the Company recorded an inventory reserve totaling $52,000. During the nine months ended September 30, 2008, the Company destroyed the remaining Gynodiol inventory totaling $49,000 and wrote-off the remaining inventory balance against this reserve.
     Based on the termination of the Supply Agreement with Allergan, the Company had planned to close the leased Philadelphia, Pennsylvania manufacturing facility at the end of 2007 and transfer production to a third party. However, in February 2008, the Company entered into an agreement with Graceway to sell its manufacturing equipment and other assets related to Estrasorb in the United States, Canada and Mexico. In addition to the sale of assets, the Company agreed to produce additional quantities of Estrasorb on behalf of Graceway. The production began in March 2008 and was completed in July 2008, with final delivery completed in August 2008. The Company closed this leased facility in August 2008. As a result, the Company no longer has any inventory related to the production of Estrasorb.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Net Loss per Share
     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. Outstanding stock options with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 4.7 million outstanding stock options and 3.3 million outstanding warrants for both the three and nine months ended September 2008 that were excluded from the Company’s diluted earnings per share. For both the three and nine months ended September 30, 2007, there were approximately 4.0 million outstanding stock options that were excluded from the calculation of diluted earnings per share.
Short-term investments
     For short-term investments classified as held to maturity securities, the Company has the positive intent and ability to hold them until maturity. These investments are recorded at face value less any premiums or discounts. Income related to these securities is reported as a component of interest income. These premiums or discounts are then amortized or accreted over the remaining maturity periods of the investments. Included in net interest income in the consolidated statement of operations for the three and nine months ended September 30, 2008 is $3,000 and $181,000 of amortization/accretion of premiums/discounts related to these short-term investments. Included in net interest income on the consolidated statement of operations for the three and nine months ended September 30, 2007 is $558,000 and $1,925,000 of amortization/accretion of premiums/discounts related to these short-term investments. The Company did not have any short-term investments classified as held to maturity as of September 30, 2008. As of December 31, 2007, short-term investments classified as held to maturity were comprised of $1,997,000 of certificates of deposit, $22,057,000 of corporate bonds and $8,885,000 of government agency bonds.
     Short-term investments classified as available for sale are carried at fair value. Fair value is based on the fair value hierarchy outlined in SFAS No. 157 as summarized later in this document. At September 30, 2008, the Company held $8,400,000 of high grade AAA rated, interest-bearing auction rate securities which were comprised of taxable municipal bonds and preferred shares compared to $9,200,000 as of December 31, 2007 which was comprised of taxable municipal bonds. Since October 1, 2008, the Company has received cash redemptions, at par value, totaling $225,000 further reducing short-term investments held at September 30, 2008. The Company has classified these auction rate securities as short-term investments available for sale on its consolidated balance sheets. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities between 2010 and 2042. The Company has not recorded any unrealized gains or losses for its available for sale securities, as cost approximates market for these securities. These auction rate securities have interest rates that reset through a modified Dutch auction, at predetermined short-term intervals. Interest paid

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Short-term investments (continued)
during a given period is based upon the interest rate determined during the prior auction. Auctions for these investments may fail to settle on their respective settlement dates.
     Failures in auction rate securities have raised concerns about the liquidity of such investments. When auctions are not successful, the investment rate increases as does the risk of illiquidity. The principal amount of the Company’s auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, or the underlying security matures and is paid by a buyer outside the auction process. The Company has determined that it has both the ability and intent to hold these auction rate securities until the market recovers. The Company does not anticipate having to sell these securities in order to operate its business and, based upon available information, anticipates being able to recover the original cost basis of all the auction rate securities remaining on its balance sheet. Impairment assessments are made at the individual security level. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized. The Company has determined that there were no declines in the fair values of its short-term auction rate securities as of September 30, 2008.
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
Property and equipment are comprised of the following:

	As of
	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Construction in progress	$5,169	$1,601
Furniture, machinery and equipment	4,447	4,124
Leasehold improvements	948	7,759
Computer software and hardware	372	346

	10,936	13,830
Less accumulated depreciation and amortization	(2,571)	(8,109)

	$8,365	$5,721

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Property and Equipment (continued)
     Construction in progress is related to costs incurred in the construction the Company’s Good Manufacturing Practice (“GMP”) pilot manufacturing facility which started during the third quarter of 2007. Construction on the GMP pilot manufacturing facility was completed during the second quarter of 2008, however, the assets will not be placed in service until the validation of the facility and related equipment is complete, which is expected to occur during the first quarter of 2009.
     On June 27, 2008, the Company received $3.0 million from the landlord of its corporate headquarters as reimbursement of its leasehold improvements for its GMP pilot manufacturing facility (See Note 4).
     During the third quarter of 2008, the Company revised the useful lives of its Taft Court facility leasehold improvements and recorded $148,000 of additional expense. These leaseholds were disposed of in October 2008. See Accounting for Facility Exit Costs below.
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
     Consistent with the strategic focus to further develop vaccines, the Company moved its corporate headquarters to Rockville, Maryland, in January 2007. This move allowed the Company to add additional space for its vaccine operations which had previously been based in Rockville, but at another physical location. As a result, the Company entered into an amendment to the sublease agreement with PuriCore to sublease an additional 7,500 square feet of the Malvern facility at a premium price per square foot. This sublease as amended expires on September 30, 2009. As a result of the premium price received on the sublease agreement, as amended, there were no facility exit costs associated with the move to Rockville, Maryland.
     In July 2008, the Company decided to consolidate its research and development and manufacturing activities into its facility at Belward Campus Drive in Rockville, Maryland by closing its Taft Court facility in Rockville, Maryland. The Taft Court location was used to support the manufacturing requirements for early stage clinical trial materials for the Company’s VLP vaccine candidates. The Company’s new GMP pilot manufacturing facility, located at the Belward Campus Drive location, will be used to support clinical trials and may also be used in the future, for production of modest commercialization quantities of its VLP vaccines. The consolidation of operations commenced in September 2008 and was completed on October 17, 2008.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accounting for Facility Exit Costs (continued)
     The Company applied the principles of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in accounting for contract termination costs and associated costs that will continue to be incurred under the operating lease expiring in March 2010. For the three and nine months ended September 30, 2008, the Company included $356,000 in research and development costs in the accompanying consolidated statement of operations which represents the fair value of the remaining lease payments for its Taft Court facility. This amount has not been reduced by any estimated sublease rentals as the Company does not anticipate receiving and does not have any current proposals to sub-let this space. The Company’s accrued expenses on the consolidated balance sheet as of September 30, 2008 include $356,000 related to the remaining lease payments.
     The Company applied the principles of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), in accounting for the leasehold improvements related to the Taft Court facility. In accordance with SFAS No. 154, the Company revised the useful life of the leasehold improvements during the third quarter and accounted for the change as a change in estimate. For the three and nine months ended September 30, 2008, research and development costs included $148,000 related to the change in estimate. In October 2008, the Company disposed of these assets.
Goodwill and Other Intangible Assets
     Goodwill originally resulted from business acquisitions in 2000. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired was recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements, and internally-discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes a discounted cash flow analysis that includes profitability information, estimated future operating results, trends and other information in assessing whether the value of indefinite-lived intangible assets can be recovered. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.
     The Company most recently performed the annual impairment test as of December 31, 2007, which indicated that the estimated fair value of the goodwill exceeded its carrying value and, accordingly, no impairment was identified.
     Other intangible assets were amortized on a straight-line basis over their estimated useful lives, ranging from five to seventeen years, through December 31, 2007. The Company did not record any amortization expense for the three and nine months ended September 30, 2008. Amortization expense was $33,000 and $99,000 for the three and nine months ended September 30, 2007.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill and Other Intangible Assets (continued)
     As of September 30, 2008 and December 31, 2007, the Company’s consolidated balance sheet included $33.1 million of goodwill.
     During the third quarter of 2007, the Company began efforts to divest its MNP technology, which included patent technology as assets held for sale on the Company’s consolidated balance sheet as of December 31, 2007. The Company has determined that the estimated fair value of the patents exceeds their carrying value, and accordingly no impairment charge is included in the consolidated statement of operations for the three and nine months ended September 30, 2008.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company does not have any Level 1 assets as of September 30, 2008.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities primarily include assets held for sale. See Goodwill and Intangible Assets for further discussion.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets are comprised of goodwill and auction rate securities. See Goodwill and Intangible Assets for a discussion of Goodwill. See Short-term investments for a discussion of auction rate securities.
     If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value Measurements (continued)
     Financial assets and liabilities measured a fair market value on a recurring basis as of September 30, 2008 are summarized below:

	Fair Value Measurement at
	September 30, 2008 using
		(in thousands)
	Quoted
	Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
Auction rate securities	$—	$—	$8,450	$8,450
Assets held for sale	—	899	—	899
Goodwill	—	—	33,141	33,141

Total assets	$—	$899	$41,591	$42,490

Stock-Based Compensation
     The Company has various stock incentive and option plans, which are described in Note 9 of the Notes to the Consolidated Financial Statements to the Company’s 2007 Annual Report on Form 10-K, that provide for the grant of options and restricted stock to eligible employees, officers, directors and consultants of the Company.
     The Company accounts for its stock options in accordance with Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”). This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the vesting period of the options. Compensation cost included in operating expenses was $446,000 and $1,443,000 for the three and nine months ended September 30, 2008, respectively, and $464,000 and $1,065,000 for the three and nine months ended September 30, 2007, respectively.
     As of September 30, 2008, there were 6,417,000 stock options outstanding. At September 30, 2008, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $2,848,000 (net of estimated forfeitures).
     This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average period of 2.2 years. During the three and nine months ended September 30, 2008, the Company granted 84,000 and 934,900 stock options, respectively, with a fair value of approximately $120,000 and $1,490,000 (net of estimated forfeitures), respectively, and 369,432

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation (continued)
and 714,082 options were forfeited during the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, the Company granted 106,000 and 1,305,900 stock options respectively, with a fair value of approximately $164,000 and $2,086,000 (net of estimated forfeitures), respectively, and 65,916 and 878,977 options were forfeited during the three and nine months ended September 30, 2007, respectively.
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three and nine months ended September 30, 2008 and 2007, using the Black-Scholes option valuation model, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average fair value of options granted	$1.43	$1.94	$1.59	$2.01
Expected life (years)	4.12	4.03	3.62-6.37	4.03-5.94
Expected volatility	84.73-85.25%	86%	81.14-87.78%	86-94%
Risk free interest rate	2.60-3.09%	4.39-4.62%	1.97-3.290%	4.39-4.62%
Expected dividend	0%	0%	0%	0%
Expected forfeiture rate	21.96%	20.34%	21.96%	20.34%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from vesting date. The expected volatility of the options granted during the three and nine months ended September 30, 2008 and 2007 was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate for the three and nine months ended September 30, 2008 and 2007 was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
Restricted Stock
     The Company did not grant any shares of restricted common stock during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, the Company granted 100,000 and 160,000 shares of restricted common stock, respectively, under the 2005 Plan totaling $277,000 and $443,000, respectively, in value at the date of grant to officers, a director and a consultant of the Company, which vest upon the achievement of certain milestones or over a period of up to three years.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock (continued)
     Non-cash compensation expense related to all restricted stock issued to employees and directors has been recorded as compensation cost in accordance with SFAS No. 123R using the straight-line method of amortization. The Company accounts for stock-based awards issued to non-employees in accordance with SFAS 123R and the consensus in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. These pronouncements require the fair value of equity instruments given as consideration for services rendered be recognized as a non-cash charge to income over the shorter of the vesting or service period. In cases where services are not fully rendered, the equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their fair value.
     For the three and nine months ended September 30, 2008, $34,000 and $203,000, respectively, of non-cash stock compensation expense related to restricted stock was included in total operations costs and expenses and additional paid-in capital was increased accordingly. For the three and nine months ended September 30, 2007, $126,000 and $393,000 respectively, of non-cash stock compensation expense related to restricted stock was included in total operating costs and expenses and additional paid-in capital was increased accordingly.
Segment Information
     The Company currently operates in one business segment, which is the creation of differentiated value-added vaccines that leverage the Company’s proprietary virus-like particle technology. The Company is managed and operated as one business. A single management team reports to the Chief Executive Officer who comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products and product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements (continued)
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
EITF 07-3
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007, and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF 07-3 is of also not permitted. The Company adopted EITF 07-3 effective January 1, 2008. The impact applying this consensus will be evaluated based on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
SFAS No. 162
     In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements (continued)
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
     In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax agreed to manufacture additional units of Estrasorb with final delivery completed in July 2008. Graceway paid a preset transfer price per unit of Estrasorb for the supply of this product. Once Novavax delivered the required quantity of Estrasorb, Novavax was required to clean the manufacturing equipment and prepare the equipment for transport. Graceway removed the equipment from the manufacturing facility and Novavax exited the facility in August 2008. During the three and nine months ended September 30, 2008, the Company received payments for the manufacture and delivery of the additional units of Estrasorb delivered during the period and the related revenue was recognized upon completion of all components of the contractual obligation.
     In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Graceway Agreements (continued)
Novavax sold to Graceway pursuant to the asset purchase agreement. The license allows Novavax to make, use and sell licensed products and services in certain, limited fields. Upon commencement of the Graceway agreements, the license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.
     In connection with the closing of the transaction, Novavax received an upfront payment from Graceway. The Company determined that the Graceway agreements should be accounted for as a single arrangement with multiple elements as defined in EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if it has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would be accounted for separately as performed. If the fair value of undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting. The Company evaluated the deliverables related to the Graceway supply and asset purchase agreements under the criteria of EITF 00-21 to determine whether they met the requirements for separation within a multi-element arrangement. The Company concluded that the deliverables would not be treated as separate units of accounting as there was no objective and reliable evidence of the fair value of the undelivered items related to the manufacture of the additional Estrasorb lots and the cleaning and preparation of the equipment under the terms of supply agreement. Accordingly, all revenue associated with the deliverables, under both the supply and asset purchase agreements, was deferred and was not recognized until the Company’s obligations were completed in August 2008.
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
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, the Company entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth will aggregate up to $3.3 million in 2008, based on the achievement of certain clinical

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
License Agreement with Wyeth Holdings Corporation (continued)
development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale, or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, the Company entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, the Company has the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. The Company made an upfront cash payment to UMMS during the nine months ended September 30, 2007. Payments made to UMMS were $20,000 related to the licensing agreement for the nine months ended September 30, 2008. In addition, the Company is obligated to make certain future payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology.
Sales and Issuance of Common Stock
     On July 31, 2008, the Company completed a registered direct offering of 6,686,650 units (the “Units”), with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit (or $2.8425 per unit for units sold to affiliates of the Company). The warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 31, 2009 and July 31, 2013. The net proceeds were approximately $17.6 million. The purchasers in the offering were comprised of current and new institutional shareholders and affiliates of the Company. The securities described above were offered by the Company pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission (the “SEC”).
     The Company estimated the fair value attributable to the warrants of approximately $4.1 million as of the date of grant by applying the Black-Scholes pricing valuation model. The Black-Scholes pricing model utilized the following assumptions: a risk-free interest rate of 3.30%, expected volatility of 80.32%, and expected term of 5.0 years and a warrant issue date stock price of $2.52. The fair value of the warrants is included in additional paid-in-capital on the Company’s consolidated balance sheet.
     During the three and nine months ended September 30, 2008, the Company received net proceeds of $112,000 and $2,490,000, respectively, from the exercise of 60,000 and 117,126 shares of common stock options, at a range of $1.34 to $2.77 per share.
     During the nine months ended September 30, 2007, the Company received net proceeds of $89,000 from the exercise of 57,126 shares of common stock options, at a price ranging from of $1.34 to $2.21 per share. The Company did not have any exercised common stock options for the three months ended September 30, 2007.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Convertible Notes
     As of September 30, 2008 and December 31, 2007 the Company had an aggregate principal amount of $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $4.00 per share; and mature on July 19, 2009.
     On June 15, 2007, the Company entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. Under the terms of the Notes, at maturity, the Company, at its option, can pay up to 50% of the outstanding Notes, or $11.0 million, in common stock. The number of shares to be issued as repayment is determined by dividing the amount of the maturity date payment to be paid in shares by the “redemption conversion price.” The redemption conversion price is 95% of the arithmetic average of the “weighted average price” of the common stock on each trading day during the “measurement period.” The weighted average price is the dollar volume-weighted price on NASDAQ as reported by Bloomberg. The measurement period is the 20 consecutive trading days ending on and including the second trading day preceding the maturity date.
     The Company determined the change in the value of the conversion option and reduced the convertible debt amount by $852,000 and re-classified this amount to additional paid-in capital. The difference in the option value of $852,000 is being accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense. Interest expense for the three and nine months ended September 30, 2008 includes $103,000 and $307,000, respectively, related to the amortization of the debt discount. Interest expense for the three and nine months ended September 30, 2007 includes $102,000 and $119,000, respectively, related to the amortization of the debt discount.
     Convertible notes, net of the debt discount, in the amount of $21,676,000, are included in current liabilities as of September 30, 2008 on the Company’s consolidated balance sheet. Convertible notes, net of the debt discount of $21,369,000, are included in non-current liabilities as of December 31, 2007 on the Company’s consolidated balance sheet.
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
     In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, the Company approved an extension of the former director’s $448,000 note to December 31, 2007 or earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. As of December 31, 2007, the interest accrued on this note totaled $131,000 and was fully reserved since management believes collectability of this amount is uncertain.
     On May 7, 2008, the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”). The Amendment restates the entire amount outstanding as of December 31, 2007, including accrued interest, or $578,848, as the new outstanding principal amount. Furthermore, the Amendment extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global Market exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning on June 30, 2008. The Company received a first payment of $50,000 in July 2008 and a second payment of $5,000 in October 2008, with a balance due for the next payment by December 31, 2008 of $45,000.
     In March 2007, the second director resigned from the Board of Directors. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. As of December 31, 2007, the interest accrued on the note totaled $302,000 and has been fully reserved since management believes collectability of this amount is uncertain.
     The Company continues to actively work with these two individuals to collect the amounts outstanding and reserves its rights to pursue the legal remedies available to it.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Transactions (continued)
     On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation in consideration for his consulting services is $220,000. Additionally, on March 7, 2007, the Company granted Mr. Lambert 100,000 shares of restricted common stock, under the 2005 Plan totaling $277,000 in fair value at the date of grant and 250,000 stock options under the 2005 Plan with a fair value of approximately $420,000. Both the restricted stock and stock options vest upon the achievement of certain milestones. On March 6, 2008, the Company granted Mr. Lambert 25,000 stock options under the 2005 Plan with a fair value of approximately $41,000. For the three and nine months ended September 30, 2008, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $165,000 respectively, in accordance with the consulting agreement. For the three and nine months ended September 30, 2007, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $106,000, respectively.
     Several affiliates of the Company participated in the registered direct offering that was completed on July 31, 2008. Affiliates that participated in the offering purchased units, consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock, at a purchase price of $2.8425 per unit. Kleiner Perkins Caufield & Beyers, a shareholder holding more than 5% of the outstanding common stock of the Company, purchased 351,803 units for $1,000,000 and Gary Evans, the Company’s lead director, purchased 67,756 units for $192,596. Thomas Monath, a director of the Company, is also a partner of Kleiner Perkins Caufield & Beyers.
     The other affiliates that participated included Michael McManus, Thomas Monath, and John Lambert, directors of the Company, Rahul Singhvi, President and Chief Executive Officer, Len Stigliano, Vice President, Chief Financial Officer and Treasurer, Penny Heaton, Chief Medical Officer, James Robinson, Vice President of Technical and Quality Operations, Thomas Johnston, Vice President of Strategy and Prospect Venture Partners III, LP, a shareholder holding more than 5% of the outstanding common stock of the Company. These affiliates purchased an aggregate of 115,974 units for $329,656.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Notes payable consist of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,600, repaid February 2008	$—	$135
Note payable; bears interest at 2.85% per annum; principal and interest due in monthly installments of $6,573, repaid February 2008	—	153
Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468, repaid February 2008	—	152
Note payable; insurance financing; bears interest of 6.00% per annum; principal and interest due in monthly installments of $51,385 through November 2008	102	600
Opportunity Grant Fund notes payable; non-interest bearing; principal only payments due in monthly installments of $6,667 through May 2012	280	340

Total	382	1,380
Less current portion	(182)	(1,120)

Long-term portion	$200	$260

     The notes payable (except for the notes payable for financing insurance premiums and the Opportunity Grant Fund note payable) were secured by $2.4 million of the Company’s machinery and equipment located at its leased manufacturing facility in Philadelphia, Pennsylvania. In February 2008, in connection with the execution of the asset purchase agreement with Graceway, the Company repaid the outstanding balances plus any accrued interest on the 3.00%, 2.85% and 2.38% notes payable totalling $423,886 and received a release of the lien on the equipment.
Opportunity Grant Fund
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Opportunity Grant Fund (continued)
     In April 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through DCED, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The loan was reclassified to notes payable. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest does not accrue on the outstanding balance. During the three and nine months ended September 30, 2008, the Company made repayments totaling $20,000 and $60,000, respectively. During the three and nine months ended September 30, 2007, the Company made repayments totaling $20,000 and $40,000.
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
     The assets and liabilities related to the Company’s manufacturing of Estrasorb at a leased manufacturing facility in Philadelphia, Pennsylvania have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and the Company will not have a significant continuing involvement beyond one year after the closing of the Graceway transaction.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Discontinued operations (continued)
The following table presents summarized financial information for the Company’s discontinued manufacturing operations presented in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Revenues	$3,546	$501	$3,775	$1,082

Cost of products sold	976	1,084	2,449	3,105
Excess inventory costs over market	83	757	548	1,317
Research and development	—	(144)	—	63

Total operating expenses	1,059	1,697	2,997	4,485

Net income (loss)	$2,487	$(1,196)	$778	$(3,403)

     The following table presents major classes of assets and liabilities that have been presented as assets and liabilities of discounted operations in the accompanying consolidated balance sheets:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Accounts and other receivables, net	$495	$105
Inventory	—	289
Prepaid expenses and other current assets	28	137

Current assets of discontinued operations	$523	$531

Non-current assets held for sale	$258	$1,634

Accounts payable	73	175
Accrued expenses and other liabilities	2	441

Current liabilities of discontinued operations	$75	$616

     In February 2008, the Company completed the sale of certain assets used in the production of Estrasorb to Graceway (See Note 2). As discussed above, the Company received an upfront payment from Graceway in connection with the execution of the agreements. As part of the asset purchase agreement, the Company transferred to Graceway, the title to manufacturing equipment valued at $1.1 million with historical cost of $2.7 million related to the production of

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Discontinued Operations (continued)
Estrasorb on the closing date, which had been included as assets of discontinued operations in the Company’s consolidated balance sheet as of December 31, 2007.
     During the nine months ended September 30, 2008, the Company received $242,000 from the sale of a portion of the assets classified as assets of discontinued operations. Assets held for sale relate to discontinued operations activities and were recorded at their estimated net realizable value of $258,000 and $1,634,000 and are included in non-current assets of discontinued operations in the Company’s consolidated balance sheet at September 30, 2008 and December 31, 2007, respectively. These assets include equipment, furniture, and fixtures and the remaining assets are being actively marketed as of September 30, 2008.
     The Company accrued $137,000 of estimated severance costs in its December 31, 2007 financial statements, in accordance with No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The liability was subsequently adjusted to $147,000. The corresponding liability was included in accrued expenses and other liabilities of discontinued operations and totaled $137,000 as of December 31, 2007. The severance payments covered seven employees associated with the production of Estrasorb, who were required to be employed until their employment was involuntarily terminated by the Company in order to receive the severance. During the three months ended September 30, 2008, the Company paid the severance and terminated the employees.
4. Operating Leases
     Novavax leases manufacturing, laboratory and office space and machinery and equipment under non-cancelable operating lease agreements expiring at various dates through January 2017 and is subleasing one facility through September 2009. Several of these leases contain renewal options at the Company’s option and standard annual escalation rental rates. Future minimum rental commitments under non-cancelable leases as of September 30, 2008 are as follows (unaudited, in thousands):

	Operating		Net Operating
Year	Leases	Sub-Leases	Leases
2008	$602	$(135)	$467
2009	2,466	(540)	1,926
2010	2,291	—	2,291
2011	2,291	—	2,291
2012	2,336	—	2,336
Thereafter	8,911	—	8,911

Total minimum lease payments	$18,897	$(675)	$18,222

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Operating Leases (continued)
     On June 26, 2008, the Company amended the lease for its corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extended the terms of the lease to January 31, 2017, (2) provides that the landlord reimburse Novavax for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increased the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term of the lease at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, the Company received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount received was recorded as deferred rent on the balance sheet and is being amortized as a credit to rent expense over the remaining lease term.
     In October 2008, the Company vacated its Taft Court facility in Rockville, Maryland. The Company accrued $356,000 related to the remaining lease payments for this facility. See Note 2 — Summary of Significant Accounting Policies — Facility Exit Costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding future product development and related clinical trials, and future research and development, including Food and Drug Administration (“FDA”) approval.
     Such factors that may cause actual results to differ materially from the results discussed in the forward-looking statements or historical experience include risks relating to the early stage of Novavax’s product candidates under development; current results may not be predictive of future pandemic results, results of our seasonal influenza vaccine or any other vaccine that we may develop; further testing is required before regulatory approval can be applied for and the FDA may not approve a vaccine even if further trial results are similar to those disclosed previously by the company; uncertainties relating to clinical trials, including possible delays in initiating or completing the trials and safety and efficacy results; dependence on the efforts of third parties; competition for clinical resources and patient enrollment from drug candidates in development by other companies with greater resources and visibility; and risks that we may lack the financial resources and access to capital to fund our operations including further clinical trials.
     All forward-looking statements contained in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.
Overview
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage biotechnology company creating novel vaccines to address a broad range of infectious diseases worldwide using advanced, proprietary virus-like-particle (“VLP”) technology. The Company produces these VLP based, potent, recombinant vaccines utilizing new and efficient manufacturing approaches. VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. Our VLPs resemble the virus but lack the genetic material to replicate the virus. Our proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and Respiratory Syncytial Virus (“RSV”). This second discovery vaccine was recently announced on October 30, 2008.
     On July 31, 2007, the Company began Phase I clinical trials for its H5N1 pandemic influenza vaccine. In December 2007, the Company announced favorable interim results for its pandemic influenza vaccine that demonstrated immunogenicity and safety. The Company began subject enrollment for the Phase I/IIa trial in March 2008 to gather additional patient immunogenicity and safety data, as well as determining a final dose through completion of this clinical trial. In August 2008, the Company received favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across all three doses tested. Although the safety data are still blinded pending complete safety follow-up, there were no serious adverse

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Overview (continued)
events reported. In September 2008, the Company began Phase II clinical trials to evaluate the safety and immunogenicity of different doses of its seasonal influenza vaccine. Top line data from this study is expected to be released in the fourth quarter of 2008.
     We have delayed our seasonal influenza dose ranging study in the elderly (>65 years of age) from Q4 2008 to next year, pending top line results from our ongoing seasonal influenza study in healthy adults. We have observed a slightly different safety profile (non-serious adverse events) from our Phase IIa trial of our pandemic VLP vaccine, and plan to review and analyze the dose response curve as well as the safety data from the healthy adult seasonal trial before commencing a study in the elderly.
     Our vaccine products currently under development or in clinical trials will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that our research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these vaccine products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. The commercial launch of any vaccine product is subject to certain risks including but not limited to, manufacturing scale-up and market acceptance. No assurance can be given that we can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis. Our efforts to divest the micellar nanoparticle (“MNP”) technology may not be successful because we may not be able to identify a potential licensee or buyer and, even if we do identify a licensee or buyer, the price and terms may not be acceptable to us.
     The Company also has a drug delivery platform based on its micellar nanoparticle MNP technology, proprietary oil and water nano emulsions used for the topical delivery of drug. The MNP technology was the basis for the development of the Company’s first FDA approval estrogen replacement product known as Estrasorb. In October 2007, Allergan, Inc. (“Allergan”) purchased Esprit Pharma, Inc. (“Esprit”) and subsequently entered into an agreement with Novavax, which among other things terminated the supply agreement for Estrasorb. In February 2008, we sold our assets related to Estrasorb in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”). In connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan. The Company is seeking to divest its remaining non-vaccine MNP technology through sales and licenses.
Significant Transactions in 2008 and 2007
Facility Exit Costs
     In July 2007, the Company decided to consolidate its research and development and manufacturing activities into its facility at Belward Campus Drive in Rockville, Maryland by closing its Taft Court facility in Rockville, Maryland. The Taft Court location was used to support the manufacturing requirements for early stage clinical trial materials for the Company’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Facility Exit Costs (continued)
VLP vaccine candidates. The Company’s new Good Manufacturing Practice (“GMP”) pilot manufacturing facility located at its Belward Campus Drive location will be used to support clinical trials and may also be used for future commercialization quantities of its VLP vaccines. The move commenced in September 2008 and was completed on October 17, 2008.
     For the three and nine months ended September 30, 2008, the Company included $356,000 in research and development costs in the accompanying consolidated statement of operations, which represents the fair value of the remaining lease payments. This amount has not been reduced by any estimated sublease rentals as the Company does not anticipate receiving and does not have any current proposals to sub-let this space.
     The Company’s accrued expenses on the consolidated balance sheet as of September 30, 2008 included $356,000 related to the remaining lease payments. For the three and nine months ended September 30, 2008, research and development costs included $148,000 associated with the revision of the useful life of of these leasehold improvements. In October 2008, we disposed of these leasehold improvements.
Registered Direct Offering
     On July 31, 2008, we completed a registered direct offering of 6,686,650 units (the “Units”), with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit (or $2.8425 per unit for units sold to affiliates of the Company). The warrants represent the right to acquire 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 30, 2009 and July 31, 2013. The net proceeds were approximately $17.6 million. The purchasers in the offering were comprised of current and new institutional shareholders and affiliates of the Company. The securities described above were offered by the Company pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission (the “SEC”).
We estimated the fair value attributable to the warrants of approximately $4.1 million as of the date of grant by applying the Black-Scholes pricing valuation model. The Black-Scholes pricing model utilized the following assumptions: a risk-free interest rate of 3.30%, expected volatility of 80.32%, and expected term of 5.0 years and a warrant issue date stock price of $2.52. The fair value of the warrants is included in additional paid-in-capital on our consolidated balance sheet.
Belward Lease Amendment
     On June 26, 2008, we amended the lease for our corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extended the terms of the lease to January 31, 2017, (2) provides that the landlord will reimburse Novavax for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increased the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term of the lease at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
27, 2008, we received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount was recorded as deferred rent on the balance sheet and is being amortized as a credit to rent expense over the remaining lease term.
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
     In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax manufactured additional units of Estrasorb with final delivery completed in July 2008. Graceway paid a preset transfer price per unit of Estrasorb for the supply of this product. Because Novavax has delivered the required quantity of Estrasorb, Novavax was required to clean the manufacturing equipment and prepare the equipment for transport. Graceway removed the equipment from the manufacturing facility and Novavax exited the facility in August 2008. During the three and nine months ended September 30, 2008, we received payments for the manufacture and delivery of additional units of Estrasorb delivered.
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
     The net cash impact from these transactions was in excess of $2.5 million through October 31, 2008. The license and supply agreements with Allergan, successor-in-interest to Esprit, were terminated in February 2008 and October 2007, respectively.
License and Supply Agreements with Allergan
     In October 2007, Allergan purchased Esprit and subsequently entered into an agreement with Novavax, which, among other things, terminated the license and supply agreement for testosterone and the supply agreement for Estrasorb. In February 2008, in connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan.
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth will aggregate up to $3.3 million in 2008, based on the achievement of certain clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, we entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, we have the right to use this technology to develop VLP vaccines for the prevention of any viral disease in humans. We made an upfront cash payment to UMMS during the nine months ended September 30, 2007. In addition, we are obligated to make certain future payments based on development milestones as well as future royalties on any sales of products that may be developed using this technology.
Sublease Agreement with PuriCore, Inc.
     In April 2006, we entered into a sublease agreement with Sterilox Technologies, Inc. (now know as PuriCore, Inc.) to sublease 20,469 square feet of the Company’s Malvern, Pennsylvania corporate headquarters at a premium price per square foot. The sublease, with a commencement date of July 1, 2006, expires on September 30, 2009. The sublease is consistent with our strategic focus to further develop vaccines and add additional space in Rockville, Maryland, where our vaccine operations had previously been based but at another location. In line with that strategy, in October 2006, we entered into a lease for an additional 51,000 square feet in Rockville, Maryland. Accordingly, in October 2006, we entered into an amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires on September 30, 2009.
Convertible Notes
     On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (the “Notes”) to amend the terms of the Notes. As of June 30, 2008, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater then $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. The number of shares to be issued as repayment is determined by dividing the amount of the maturity date payment to be paid in shares by the “redemption conversion price.” The redemption conversion price is 95% of the arithmetic average of the “weighted average price” of the common stock on each trading day during the “measurement period.” The weighted average

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Convertible Notes (continued)
price is the dollar volume-weighted price on NASDAQ as reported by Bloomberg. The measurement period is the 20 consecutive trading days ending on and including the second trading day preceding the maturity date.
     We determined the change in the value of the conversion option and have reduced the convertible debt amount by $852,000 and reclassified this amount to additional paid-in capital on June 30, 2007. The difference in the option value of $852,000 is being accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense.
     Under the terms of the Notes, Novavax, at its option, can pay up to 50% of the outstanding Notes in Novavax common stock on the due date of July 15, 2009. As a result, the Company will have to pay up to $11.0 million in cash to satisfy the Notes on the due date unless the Notes are converted into common stock, redeemed or amended.
Notes with Former Directors
     In March 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, we approved the payment of the exercise price of options by two of directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The notes were secured by an aggregate of 261,667 shares of our common stock.
     In May 2006, one of these directors resigned from the Company’s board of directors. Following his resignation, we approved an extension of the former director’s $448,000 note to be payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. We entered into negotiations with the former director to extend the loan in January 2008. As of December 31, 2007, the interest accrued on this note totaled $131,000 and was fully reserved since management believes the credibility of this amount is uncertain. On May 7, 2008 the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”).
     The Amendment restates the entire amount outstanding as of December 31, 2007, including accrued interest, or $578,848, as the new outstanding principal amount. Furthermore, the Amendment extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global Market exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning June 30, 2008. We received the first payment of $50,000 in July 2008 for the first half of 2008 and a second payment of $5,000 in October 2008, with a balance for the next payment due by December 31, 2008 of $45,000.
     In March 2007, the other director resigned. Following his resignation, we approved an extension of the former director’s $1,031,668 note. The note continues to accrue interest at 5.07% per annum and is secured by shares of common stock owned by the former director and is payable on June 30, 2009, or earlier to the extent of the net proceeds from any sale of the pledged shares. In addition, the Company has the option to sell the pledged shares on behalf of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Notes with Former Directors (continued)
the former director at any time that the market price of our common stock, as reported on NASDAQ Global Market, exceeds $7.00 per share. As of December 31, 2007, the interest accrued on this note totaled $302,000 and was fully reserved since management believes collectability of this amount is uncertain.
     We continue to actively work with these two individuals to collect the amounts outstanding and reserve our rights to pursue the remedies available to us.
     As of September 30, 2008, we have reserved an amount of $1,177,370 for the outstanding notes receivable. This amount has been netted against the pledged common stock. Due to heightened sensitivity in the current environment surrounding related-party transactions and the extensions of the maturity dates, these transactions could be viewed negatively in the market and our stock price could be negatively affected.
Critical Accounting Policies and Changes to Accounting Policies
     Our discussion and analysis for our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts and rebates, accounting for stock based compensation, goodwill, valuation of net deferred tax assets, and valuation of marketable securities, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.
     We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.
     For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to Critical Accounting Policies and Use of Estimates included in Item 7 and Summary of Significant Accounting Policies (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007. Since December 31, 2007, there have been no significant changes to our critical accounting estimates and policies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Recent Accounting Pronouncements
     Other than the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2 — Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities. We do not have any Level 1 assets as of September 30, 2008.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our level 2 assets and liabilities primarily include assets held for sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Recent Accounting Pronouncements (continued)
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
     Financial assets and liabilities measured at fair market value on a recurring basis as of September 30, 2008 are summarized below:

	Fair Value Measurement at
	September 30, 2008 using
	(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
Auction rate securities	$—	$—	$8,450	$8,450
Asset held for sale	—	899	—	899
Goodwill	—	—	33,141	33,141

Total Assets	$—	$899	$41,591	$42,490

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
Three months ended September 30, 2008 (“2008”) compared to the three months ended September 30, 2007 (“2007”): (In thousands, except share amounts)
Revenues:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Total product sales	$—	$52	$(52)	(100)%
Contract research and development	142	710	(568)	(80)%
Royalties, milestone and licensing fees	52	52	—	—

	$194	$814	$(620)	(76)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Revenues (continued)
     Revenues for the three months ended September 30, 2008 were $0.2 million as compared to $0.8 million for the three months ended September 30, 2007, a decrease of $0.6 million, or 76%. The decrease in revenues during the third quarter of 2008 as compared to the third quarter of 2007 was principally due to lower contract research and development revenue.
     Contract research and development revenue is comprised of revenue from government and commercial contracts and, for the three months ended September 30, 2008, is comprised of revenue from two National Institutes of Health (“NIH”) grants. Contract research revenues were $0.1 million for the third quarter of 2008 as compared to $0.7 million in the comparable 2007 period, a decrease of $0.6 million, or 80%. The decrease in contract research revenues was primarily due to the completion of a third government contract during the first quarter of 2008.
     The decrease in product sales is due to the discontinuation of the sale of Gynodiol which we announced in June 2007.
Operating costs and expenses:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold	$—	$12	$(12)	(100)%
Research and development	8,655	5,778	2,877	50%
Selling, general and administrative	1,265	3,085	(1,820)	(59)%

	$9,920	$8,875	$1,045	12%

Cost of Products Sold
     The Company did not record any cost of products sold for the three months ended September 30, 2008. Cost of products sold was $12,000 for the three months ended September 30, 2007 which represents the cost of products sold for Gynodiol. In June 2007, we decided to discontinue the sale of Gynodiol.
Research and Development Expenses
     Research and development costs increased from $5.8 million for the three months ended September 30, 2007 to $8.7 million for the three months ended September 30, 2008, an increase of $2.9 million, or 50%. This increase was due primarily to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage our proprietary VLP technology. Research and development expenses were significantly higher in 2008 due to increases in personnel, facility and outside-testing costs (including outsourced clinical trial costs, sponsored research and consulting agreements) associated with expanded preclinical testing, human clinical trials, process development, manufacturing and quality-related programs necessary to move the Company’s influenza vaccine candidates into human clinical trials.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses
     General and administrative costs were $1.3 million for the three months ended September 30, 2008 compared to $3.1 million for the three months ended September 30, 2007, a decrease of $1.8 million, or 59%. The decrease was primarily due to the correction of the classification of the notes receivable due from former directors to show these notes receivable as reductions of equity in the September 30, 2008 consolidated balance sheet. For the three months ended September 30, 2008, general and administrative expenses include a $1.2 million credit to the allowance established for the notes receivable. During the three months ended September 30, 2008, we concluded that the notes receivable from the former directors should be classified as a reduction of equity and were erroneously reclassified to an asset during the prior fiscal years. Therefore, the reserve charges taken to the statement of operations during 2006 and 2007 and during the first two quarters of 2008, totaling $1.2 million have also been determined to be errors. We are of the opinion that when evaluated qualitatively and quantitatively, the impact of the prior period error is not material to the financial statements during any prior period. As such, we have determined it is appropriate to record the correction of this error in the third quarter results and to not make modifications to any prior filings. The credit to general and administrative expenses is a result of the adjustment recorded in the current quarterly results to correct the cumulative impact of the prior period errors noted above.
     General and administrative expenses for the three months ended September 30, 2008 were also impacted by decreased employee costs of $0.6 million primarily related to the consolidation of operations into our corporate headquarters in Rockville, Maryland. The decrease in employee costs includes decreased recruiting and temporary fees as we substantially completed the hiring in our Rockville corporate headquarters which was opened in January 2007. General and administrative expenses for the three months ended September 30, 2007 include $0.1 million related to investment banking fees paid to assist us in divesting our MNP technology.
Interest (expense) income, net:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)

Interest income	$(170)	$749	$(919)	(123)%
Interest expense	(434)	(458)	24	5%

Net interest (expense) income	$(604)	$291	$(895)	(308)%

     We recorded net interest expense of $0.6 million for the three months ended September 30, 2008, compared to net interest income of $0.3 million for the three months ended September 30, 2007. The interest income decrease from $0.7 million in 2007 to a charge of $0.2 million in 2008 was due to the correction of an error previously discussed related to the notes receivable from former directors and a decrease in our cash, cash equivalents, and short-term investment balances. For the three months ended September 30, 2008, interest income includes a $0.5 million adjustment related to the correction of an error related to prior periods as discussed above. Additionally, our cash, cash equivalents, and short-term investment balances decreased primarily due to increased spending levels related to our vaccine drug development programs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Interest (expense) income, net (continued)
     Interest expense for the three months ended September 30, 2008 decreased to $0.4 million from $0.5 million for the three months ended September 30, 2007, a decrease of $0.1 million or 5%. The decrease in interest expense is due to a decrease in the amortization of debt discount related to the Amendments of the convertible notes in June 2007. In connection with these Amendments, in June 2007 we recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the convertible notes, through July 2009.
Discontinued Operations:
     In October 2007, we entered into agreements to terminate our supply agreements with Allergan, successor-in-interest to Esprit for the production of Estrasorb. In connection with the termination of manufacturing of Estrasorb, we decided to wind down operations at our leased manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations. As discussed above, in February 2008, we entered into a series of agreements with Graceway, pursuant to which we sold assets related to Estrasorb, agreed to manufacture additional units of Estrasorb with a preset transfer price per unit, and entered into a license agreement which granted Novavax an exclusive, non-transferable, royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. We have completed the manufacture of the additional quantities of Estrasorb and closed the manufacturing facility in August 2008.
     The following table presents summarized financial information for our discontinued operations for the three months ended September 30, 2008 and 2007:

	Q3	Q3
	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)

Revenues	$3,546	$501	$3,045	608%

Costs of products sold	975	1,084	(109)	(10)%
Excess inventory costs over market	83	757	(674)	(89)%
Research and development	—	(144)	144	100%

Total operating expenses	1,058	1,697	(639)	38%

Net income (loss)	$2,488	$(1,196)	$3,684	308%

     We recorded net income from discontinued operations of $2.5 million compared to a loss of $1.2 million for the three months ended September 30, 2008 and September 30, 2007, respectfully. The change resulted from an increase in revenues and a decrease in operating expenses. Revenue from discontinued operations increased to $3.5 million for 2008 from $0.5 million for 2007, an increase of $3.0 million or 608% primarily due to the recognition of revenue related to the Graceway agreements. We completed our obligations under the Graceway agreements in August 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Discontinued Operations (continued)
     Costs of products sold for the three months ended September 30, 2008, which included fixed idle capacity costs, decreased from $1.1 million in 2007 to $1.0 million in 2008, a decrease of $0.1 million, or 10%. Of the $1.0 million cost of products sold in 2008, $0.5 million represented idle plant capacity costs at our manufacturing facility. The remaining $0.5 million represented the cost of Estrasorb sales to Graceway. Of the $1.1 million cost of products sold in 2007, $0.6 million represents idle plant capacity costs and the balance of $0.5 million represents the costs of Estrasorb sales to Allergan. In accordance with the Supply Agreement with Allergan, which terminated in February 2008, and with the supply agreement with Graceway, during the three months ended September 30, 2008 and 2007, we were required to sell Estrasorb at a price that was lower than our manufacturing costs. These excess costs over the product costs totaled $0.1 million and $0.8 million for the three months ended September 30, 2008 and 2007.
     Research and development costs from discontinued operations were a credit of $0.1 million for the three months ended September 2007. There were no research and development costs from discontinued operations for the three months ended September 30, 2008.
Net loss:

	2008	2007	$ Change	%Change
	(unaudited)	(unaudited)

Net loss	$7,842	$8,966	$1,124	13%

Net loss per share	$(0.12)	$(0.15)	$(0.03)	20%

Weighted shares outstanding	66,521,776	61,399,445	5,122,331	8%

     Net loss for the three months ended September 30, 2008 was $7.8 million or $0.12 per share, as compared to $9.0 million, or $0.15 per share, for the three months ended September 30, 2007, a decrease of $1.1 million. The decreased net loss was primarily due to an increase in income from discontinued operations of $3.7 million an increase in operating expenses of $1.0 million, a $0.6 million decrease in revenues and a $0.9 million decrease in interest income, partially offset by, all previously discussed. The weighted shares outstanding increased from 61,399,445 in 2007 to 66,521,776 in 2008, primarily due to the shares issued as part of the our equity financing completed in July 2008.
Nine months ended September 30, 2008 (“2008”) compared to the nine months ended September 30, 2007 (“2007”): (In thousands, except share amounts)
Revenues:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Total product sales	$—	$(71)	$71	100%
Contract research and development	925	1,019	(94)	(9)%
Royalties, milestone and licensing fees	69	111	(42)	(38)%

	$994	$1,059	$(65)	(6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Revenues (continued)
     Total revenues for the nine months ended September 30, 2008 were $1.0 million, a decrease in revenues of $0.1 million or 6% from revenues of $1.1 million for the nine months ended September 30, 2007. The decrease in revenues for 2008 as compared to 2007 was primarily due to lower contract research revenues. Contract research and development revenue is comprised of revenue from government and commercial contracts and, for the nine months ended September 30, 2008, is comprised of revenue from three NIH grants. Contract research revenues were $0.9 million for the nine months ended September 30, 2008 decreased from $1.0 million in the comparable 2007 period. The decrease in contract research revenues for the comparable quarters was primarily due to the completion of one of the three government contracts in the first quarter of 2008.
     The change in product sales is the result of the discontinuation of the sale of Gynodiol, which we announced in June 2007.
Operating costs and expenses:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)
Cost of products sold	$—	$163	$(163)	100%
Research and development	18,469	13,423	5,046	38%
General and administrative	7,675	11,044	(3,369)	(30)%

	$26,144	$24,630	$1,514	6%

Cost of Products Sold
     The Company did not have any cost of products sold for the nine months ended September 30, 2008. Cost of products sold was $0.2 million for the nine months ended September 30, 2007 related to the sale of Gynodiol. In June 2007, we decided to discontinue the sale of Gynodiol. In connection with our decision, we recorded an inventory reserve totaling $52,000, which is included in cost of products sold for the nine months ended September 30, 2007.
Research and Development Expenses
     Research and development costs increased from $13.4 million in 2007 to $18.5 million in 2008, an increase of $5.0 million, or 38%. Research and development expenses were significantly higher in 2008 due to increases in personnel, facility and outside-testing costs (including outsourced clinical trial costs, sponsored research and consulting agreements) associated with expanded preclinical testing, human clinical trials, process development, manufacturing and quality-related programs necessary to move the Company’s influenza vaccine candidates through required human clinical trials.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses
     General and administrative costs were $7.7 million in 2008 compared to $11.0 million in 2007. The decrease of $3.4 million, or 30%, was primarily due to the correction of the classification of the notes receivable due from former directors to show these notes receivable as reductions of equity in the September 30, 2008 consolidated balance sheet. For the three months ended September 30, 2008, general and administrative expenses include a $1.2 million credit to the allowance established for the notes receivable. During the three months ended September 30, 2008, we concluded that the notes receivable from the former directors should be classified as a reduction of equity and were erroneously reclassified to an asset during the prior fiscal years. Therefore, the reserve charges taken to the statement of operations during 2006 and 2007 and during the first two quarters of 2008, totaling $1.2 million have also been determined to be errors. We are of the opinion that when evaluated qualitatively and quantitatively, the impact of the prior period error is not material to the financial statements during any prior period. As such, we have determined it is appropriate to record the correction of this error in the third quarter results and to not make modifications to any prior filings. The credit to general and administrative expenses is a result of the adjustment recorded in the current quarterly results to correct the cumulative impact of the prior period errors noted above.
     General and administrative expenses for the three months ended September 30, 2008 decreased in 2008 as a result of lower facility costs of approximately $0.5 million for the new facility in Rockville, Maryland and decreased employee costs of approximately $0.5 million as we implemented our plan to consolidate all operations into our Belward Campus Drive facility in Rockville, Maryland. Expenses for 2007 also included non-recurring costs for the adoption of FIN 48 of $0.2 million, consulting fees related to studies of the vaccine market of $0.2 million, and investment banker fees of $0.1 million related to our decision to divest our MNP technology.
Interest (expense) Income, (net):

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)

Interest income	$695	$2,559	$(1,864)	(73)%
Interest expense	(1,292)	(1,132)	160	14%

Net interest (expense) income	$(597)	$1,427	$2,024	142%

     Net interest expense was $0.6 million for 2008 compared to net interest income of $1.4 million for 2007, a decrease of $2.0 million or 142%. Interest income decreased from $2.6 million in 2007 to $0.7 million in 2008, was due to the correction of an error previously discussed related to notes receivable form former directors and a decrease in our cash, cash equivalents, and short-term investment balances. For the nine months ended September 30, 2008, interest income includes a $0.5 million adjustment related to the correction of an error related to prior periods, as discussed above. Additionally, our cash, cash equivalents, and short-term investment balances decreased primarily due to increased spending levels related to our vaccine development programs. Interest expense increased from $1.1 million in 2007 to $1.2 million in 2008, an increase of $0.1 million or 14%. The increase in interest expense is due

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Interest (expense) income, net (continued)
to the increase in amortization of debt discount of $0.2 million, related to the Amendments of the convertible notes, which occurred in June 2007. In connection with the Amendments, in June 2007 we recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the convertible notes, through July 2009.
Discontinued Operations:
     In October 2007, we entered into agreements to terminate our supply agreements with Allergan, successor-in-interest to Esprit for the production of Estrasorb. In connection with the termination of manufacturing Estrasorb, we decided to wind down operations at our leased manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations. As discussed above, in February 2008, we entered into a series of agreements with Graceway, pursuant to which we sold assets related to Estrasorb, agreed to manufacture additional units of Estrasorb with a preset transfer price per unit, and entered into a license agreement which granted Novavax an exclusive, non-transferable, royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. We have completed the manufacture of the additional quantities of Estrasorb and closed the manufacturing facility in August 2008.
     The following table presents summarized financial information for our discontinued operations for the nine months ended September 30, 2008 and 2007:

	2008	2007	$ Change	% Change
	(unaudited)	(unaudited)

Revenues	$3,775	$1,082	$2,693	249%

Costs of products sold	2,449	3,105	(656)	(21)%
Excess inventory costs over market	548	1,317	(769)	(58)%
Research and development	—	63	(63)	(100)%

Total operating expenses	2,997	4,485	(1,488)	(33)%

Net income (loss)	$778	$(3,403)	$4,181	123%

     We recorded net income from discontinued operations of $0.8 million for the nine months ended September 30, 2008 compared to a loss of $3.4 million for the nine months ended September 30, 2007, an increase of $4.2 million or 123%. The change resulted from an increase in revenues and a decrease in operating expenses. Revenues from discontinued operations increased to $3.8 million for 2008 from $1.1 million for 2007, an increase of $2.7 million or 249%. The increase is primarily due to the recognition of revenue related to the Graceway agreements. We completed our obligations under the Graceway agreements in August 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Discontinued Operations (continued)
     Costs of products sold, which included fixed idle capacity costs, decreased from $3.1 million in 2007 to $2.4 million in 2008, a decrease of $0.7 million, or 21%. Of the $2.4 million cost of products sold in 2008, $1.3 million represented idle plant capacity costs at our manufacturing facility. The remaining $1.1 million represented the cost of Estrasorb sales to Allergan. Of the $3.1 million cost of products sold in 2007, $2.7 million represents idle plant capacity costs and the balance of $0.4 million represent the costs of Estrasorb sales to Allergan. In accordance with the supply agreement with Allergan, which terminated in February 2008, and the supply agreement with Graceway, during the nine months ended September 30, 2008 and 2007, we were required to sell Estrasorb at a price that was lower than our manufacturing costs. These excess costs over the product costs decreased from $1.3 million for the nine months ended September 30, 2007 to $0.5 million for the nine months ended September 30, 2008, a decrease of $0.8 million or 58%.
     Research and development costs from discontinued operations were $0.1 million for the nine months ended September 30, 2007. There were no research and development costs from discontinued operations for the nine months ended September 30, 2008.
Net loss:

	2008	2007	$ Change	%Change
	(unaudited)	(unaudited)

Net loss	$(24,969)	$(25,548)	$(579)	2%

Net loss per share	$(0.40)	$(0.42)	$0.02	5%

Weighted shares outstanding	62,820,068	61,311,478	1,508,590	2%

     Net loss for the nine months ended September 30, 2008 was $25.0 million or $0.40 per share, as compared to $25.5 million or $0.42 per share for the nine months ended September 30, 2007, a decrease of $0.6 million. The decreased net loss was primarily due to an increase in operating expenses of $1.5 million, a decrease in interest income of $1.9 million, a decrease in revenues of $0.1 million, partially offset by an increase in income from discontinued operations of $4.1 million. The weighted shares outstanding increased from 61,311,478 in 2007 to 62,820,068 in 2008 primarily due to shares issued as part of the equity financing completed in July 2008.
Liquidity and Capital Resources
     Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and costs to develop vaccine manufacturing to meet regulatory requirements. We plan to continue to have multiple vaccines and products in various stages of development and we believe our research and development as well as general and administrative expenses and capital requirements will continue to exceed our revenues. Future activities, particularly vaccine and product development, are subject to our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
ability to raise funds through product licensing, co-development or co-promotional arrangements with industry partners and government agencies or public or private debt or equity financing.
     The Company continues to spend a significant amount of money on, and will need to raise additional money to continue, its product development initiatives and clinical trials. Raising capital is particularly difficult in this market and will be more difficult if product development initiatives and clinical trials do not progress as anticipated.
     For more discussion of the risks and uncertainties and our liquidity, see Item 1A — “Risk Factors”.

Nine Months
Ended
September 30,
2008
(unaudited)
(In thousands)

Summary of Cash Flows:
Net cash (used in) provided by
Operating activities	$(17,620)
Investing activities	33,213
Financing activities	16,851

Net increase in cash and cash equivalents	32,444
Cash and cash equivalents at beginning of period	4,350

Cash and cash equivalents at end of period	$36,794

     During the nine months ended September 30, 2008, we have funded our operations from existing cash, proceeds from the registered direct offering completed on July 31, 2008, proceeds received from Graceway as part of the Estrasorb transaction consummated in February 2008. We also received from our landlord $3.0 million in leasehold improvement allowance at our corporate headquarters in June 2008. This is classified as investing activities.
     As part of the Graceway transaction, we sold our rights related to Estrasorb in the United States, Canada and Mexico to Graceway as well as certain manufacturing equipment for the production of Estrasorb. The assets sold also included certain patents related to MNP technology, trademarks, customer and supplier relations and goodwill. Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax agreed to manufacture additional quantities of Estrasorb with final delivery completed in July 2008. Graceway paid a preset transfer price per unit of Estrasorb for the supply of this product. The net cash impact from this transaction was in excess of $2.5 million through October 31, 2008. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
     As of September 30, 2008, we held $45.2 million in cash, cash equivalents and short-term investments as compared to $46.5 million at December 31, 2007. The $1.3 million decrease in cash, cash equivalents and short-term investments during 2008 was primarily due to the operating losses from continuing operations of $26 million, principal payments on debt of $1.0 million, capital expenditures for our Belward Campus Drive Good Manufacturing Practices (“GMP”) facility project, partially offset by the proceeds of our equity financing completed on July 31, 2008 of $17.6 million, an upfront payment from Graceway as part of the sale of Estrasorb assets. We also received a leasehold improvement allowance of $3.0 million from our landlord related to the extension of our lease term at our corporate headquarters. As of September 30, 2008, our working capital was $16.5 million compared to $42.8 million as of December 31, 2007. This $26.3 million decrease primarily resulted from our net loss and the reclassification of our convertible debt to current liabilities, partially offset by the proceeds of our equity financing completed on July 31, 2008, an upfront payment received from Graceway as part of the Estrasorb transaction in February 2008 and a $3.0 million leasehold improvement reimbursement received from our landlord in June 2008. Additionally, our working capital was used for $5.0 million in capital expenditures and $1.0 million in principal payments on our outstanding debt obligations for the nine months ended September 30, 2008.
     We intend to use the proceeds from our equity financing transactions for pre-clinical and clinical studies for our VLP-based vaccines, internal research and development programs, working capital, capital expenditures and other general corporate purposes. In the first quarter of 2007, we entered into sponsored research and licensing agreements with two academic institutions to conduct early stage research in the vaccine area. These and similar arrangements that we may enter into may aggregate to a material amount of research and development spending that will accelerate the use of such proceeds. We will continue to fund our operations through the public or private sale of securities of the Company or the issuance of additional debt and through product licensing and, co-development arrangements on new products. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any transaction or financing will be satisfactory to us. We believe that we have sufficient cash and short-term investments to conduct operating activities through September 2009. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect.
     As of September 30, 2008, we had an aggregate principal amount of $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $4.00 per share; and mature on July 19, 2009. We may require that the Notes be converted into Company common stock if the weighted average price of the our common stock is greater than $7.00 in any 15 out of 30 consecutive trading days after July 19, 2007. The Notes come due July 15, 2009. Under the terms of the Notes, Novavax, at its option, can pay up to 50% of the outstanding Notes in Novavax common stock. As a result, the Company will have to pay up to $11.0 million in cash to satisfy the Notes on the due date unless the Notes are converted into common stock, redeemed or amended.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
     On June 15, 2007, we entered into amendments (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (“Notes”) to amend the terms of the Notes. As of June 30, 2007, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. We determined the change in the value of the conversion option and have reduced the convertible debt amount by $852,000 and re-classified this amount to additional paid-in capital. The difference in the option value of $852,000 is being accreted over the remaining term (through July 19, 2009) of the convertible notes as interest expense.
Contractual Obligations and Commitments
     We utilize different financing instruments, such as debt and operating leases, to finance various equipment and facility needs. The following table summarizes our current financing obligations and commitments as of September 30, 2008 (unaudited, in thousands):

		Less				More
		than		1 - 3	4 - 5	than
Commitments and Obligations	Total	1 Year		Years	Years	5 Years
Convertible notes	$22,000	$22,000	*	$—	$—	$—
Operating leases	18,897	602		4,757	4,627	8,911
Notes payable	382	182		160	40	—

Total principal and lease payments	41,279	22,784		4,917	4,667	8,911
Less: Subleases	(675)	(135)		(540)	—	—

Net principal and lease payments	40,604	22,649		4,377	4,667	8,911
Interest	1,046	1,046		—	—	—

Total commitments and obligations	$41,650	$23,695		$4,377	$4,667	$8,911

*	This is the gross obligation for the convertible notes.
     On June 26, 2008, we amended the lease for our corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extends the term of the lease to January 31, 2017, (2) provides that the landlord will reimburse Novavax for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increases the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, we received $3.0 million from the landlord as reimbursement for leasehold improvements. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Commitments (continued)
amount was recorded in deferred rent on the balance sheet, and is being amortized as a credit to rent expense over the remaining lease term.
     Based on our available capital and cash burn rate, if we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce general and administrative infrastructure.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2008, we had cash and cash equivalents and short-term investments of $45.2 million as follows:

Cash and cash equivalents	$36.8 million
Short-term investments classified as available for sale	$ 8.4 million
     Our exposure to market risk is confined to our investment portfolio. Our short-term investments as of September 30, 2008 are classified as available for sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments and, therefore, could impact our cash flows and results of operations.
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
     Failures in auction rate securities have raised concerns about the liquidity of such investments. When auctions are not successful, the interest rate increases as does the risk of illiquidity. The principal amount of our auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, or the underlying security matures and is paid by a buyer outside the auction process. We have determined that we have both the ability and intent to hold these auction rate securities until the market recovers. We do not anticipate having to sell these securities in order to operate our business and, based upon available information, anticipate being able to recover the original cost basis of all the auction rate securities remaining on our balance sheet. Impairment assessments are made at the individual security level. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized. We have determined that there were no declines in the fair values of our short-term investments as of September 30, 2008.
     We continue to monitor the market for auction rate securities and consider its effect (if any) on the fair market value of our investments. If market conditions do not recover, we may be required to record impairment charges in 2008, which may affect our financial condition, cash flows and earnings. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We do not believe the carrying values of these auction rate securities are impaired and therefore expect the positions will eventually be liquidated without significant loss.
     We are headquartered in the United States where we conduct the vast majority of our business activities. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     For the quarterly period ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on this review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that, as of September 30, 2008, the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     Reference is made to the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Item 3 — Legal Proceedings” and in the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2008 under the heading “Item 1 — Legal Proceedings.”
Item 1A. — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, other than as mentioned below.
We may not be able to win government grants.
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
     Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at September 30, 2008 was $225 million. Our net revenues for the last three fiscal years from continuing operations were $1.5 million in 2007, $1.7 million in 2006 and $5.3 million in 2005. We have received a limited amount of related revenue from research contacts, licenses and agreements to provide vaccine candidates, services and technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in significant revenues to offset our expenses. Our net losses for the last three fiscal years were $34.8 million in 2007, $23.1 million in 2006 and $11.2 million in 2005.
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

Item 1A. — Risk Factors (continued)
     We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to:
•	complete our human Phase I/IIa clinical trial for our pandemic flu vaccines;

•	complete our Phase II clinical trials for our seasonal flu vaccine;

•	initiate additional preclinical studies for Varicella Zoster and our undisclosed product candidate using our VLP vaccine technology platform;

•	obtain validation from the Food and Drug Administration, or FDA as a product manufacturing facility and comply with the FDA’s manufacturing facility requirements;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel;

•	add operations, financial, accounting, facilities engineering and information systems personnel, consistent with expanding our operations; or

•	unable to capitalize on the value of our MNP technology.
     As a result, we expect our cumulative operating losses to increase until such time, if ever, that product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.
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

Item 1A. — Risk Factors (continued)
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
     In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, the Company approved an extension of the former director’s $448,000 note to December 31, 2007 or earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. On May 7, 2008, the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”). The Amendment restates the entire amount outstanding as of December 31, 2007, including accrued interest, or $578,848, as the new outstanding principal amount. Furthermore, the Amendment further extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning on June 30, 2008. We received the first payment of $50,000 in July 2008 for the first half of 2008 and a second payment of $5,000 in October 2008, with a balance due by December 31, 2008 of $45,000.
     In March 2007, the second director resigned from the Board of Directors before the maturity date. In an agreement dated May 7, 007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds a certain target at any time during the period between May 7, 2007 and June 30, 2009. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director.
     We do not know if the price of our common stock will reach the target prices allowing us to realize on the pledged collateral. By issuing additional shares in an equity fundraising transaction, the dilution could further lower the trading price of our stock reducing the likelihood of selling the collateral to satisfy the debts. Even if we are able to sell some or all of the pledged shares, we may not recover the full amount outstanding under either note. We continue to actively work with these two individuals to collect the amounts outstanding and reserve our rights to legal remedies available to us. There are no assurances that the former directors will be able to repay the notes when due under the terms of the current agreements.
We are expecting to announce clinical trial data from our seasonal influenza vaccine in the near future which could negatively affect the Company and the price of its common stock.
     We began a Phase IIa study of our seasonal vaccine in healthy adults in September 2008 to determine immunogenicity and safety data at various doses of the vaccine at 5 mcg., 15 mcg. and

Item 1A. — Risk Factors (continued)
30 mcg. We have disclosed in our filings with the Securities and Exchange Commission that data from this trial is anticipated in the fourth quarter of 2008. Once the raw clinical safety and immunogenicity data is received, we will take some period of time to analyze and confirm the data in order to fully understand the clinical data and its impact on the Company, before publicly disclosing it. In the event that safety or immunogenicity results are negative, or are viewed by the marketplace as negative, it will have a material adverse impact on the Company and the price of its common stock.
Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.
     The current economic conditions and related capital markets may have a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we are likely to access such markets, which would have a negative impact our business plans, including our pre-clinical studies and clinical trial schedules and other research and development activities. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.
Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.
     We may seek to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. In addition, current economic conditions may also negatively affect the desire or ability of potential collaborators to enter into transactions with us. They may also have to delay or cancel research and development projects or reduce their overall budgets.
Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.
     Our short-term investments are classified as either held to maturity or available for sale. At September 30, 2008, we held $8,400,000 of high grade, interest-bearing auction rate securities which were comprised of taxable municipal bonds and preferred shares. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since September 30, 2008, no assurance can be given that further deterioration in conditions of the global credit

Item 1A. — Risk Factors (continued)
and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities between 2010 and 2042. These auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals. Interest paid during a given period is based upon the interest rate determined during the prior auction.
     Failures in auction rate securities have raised concerns about the liquidity of such investments. When auctions are not successful, the interest rate increases as does the risk of illiquidity. The principal amount of our auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, or the underlying security matures and is paid by a buyer outside the auction process. No assurance can be given that the auction of any auction-rate securities that we hold will be successful.
Because we depend on third parties to conduct some of our laboratory testing and human studies, we may encounter delays in or lose some control over our efforts to develop products.
     We are dependent on third-party research organizations to conduct some of our laboratory testing and human studies. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we request. We may not be able to secure and maintain suitable research organizations to conduct our laboratory testing and human studies. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to replace or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities of clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.
Even if regulatory approval is received for our product candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

Item 1A. — Risk Factors (continued)
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
     Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other thing, their acceptance by physician, patients, third party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:
•	Our ability to provide acceptable evidence of safety and efficacy;

•	The prevalence and severity of adverse side effects;

•	Availability, relative cost and relative efficacy of alternative and competing treatments;

•	The effectiveness of our marketing and distribution strategy;

•	Publicity concerning our products or competing products and treatments; and

•	Our ability to obtain sufficient third party insurance coverage or reimbursement.

Item 1A. — Risk Factors (continued)
     If our product candidates do not become widely accepted by physicians, patients, third party payers and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.
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

Item 6 — Exhibits

10.1	Employment Agreement of Penny Heaton, dated October 2, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 8, 2008).

10.2	Employment Agreement of Len Stigliano, dated October 2, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 8, 2008).

10.3	Amendment to the Amended and Restated Employment Agreement of Raymond Hage, dated October 2, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 8, 2008).

10.4	Employment Agreement of James Robinson, dated October 2, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed October 16, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	This exhibit is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)
Date: November 10, 2008	By:	/s/ Len Stigliano
Len Stigliano
Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and Principal Financial Officer)