Form 10-K/A
period 2007-12-31
NOVAVAX INC
filed 2008-12-12
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Amendment No. 1)
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 0-26770
NOVAVAX, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2816046 (I.R.S. Employer Identification No.)

9920 Belward Campus Drive, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)
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

Explanatory Note
Novavax, Inc. (“the Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed on March 17, 2008, to (a) amend disclosure in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, related to the Wyeth Holdings license agreement and the University of Massachusetts license agreement, (b) add Exhibits 10.32, 10.33 and 10.34 to such Annual Report on Form 10-K to file Forbearance and Pledge Agreement, Amended and Restated Promissory Note and Amended and Restated Pledge Agreement between the Registrant and two former directors, and (c) insert additional disclosure to Item 11, Executive Compensation, related to individual goals of named executive officers.
Except as described above, no other amendments are being made to the Annual Report on Form 10-K, filed on March 17, 2008. This Form 10-K/A does not reflect events occurring after the March 17, 2008 filing of our Annual Report on Form 10-K or modify or update the disclosures contained in the Annual Report in any way other than as required to include such conformed signature as described above.
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
     License Agreement with Wyeth Holdings Corporation
          On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement to Wyeth as of December 31, 2007 aggregated $1.5 million and could aggregate up to an additional $6.5 million in 2008, depending on the achievement of clinical development milestones. The royalty to be paid by the Company under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.
     License Agreement with University of Massachusetts Medical School
          Effective February 26, 2007, we entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, we have the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of December 31, 2007, we made payments to UMMS in an aggregate amount that is not material to the Company. In addition, we will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology. The Company believes that all payments under the UMMS agreement will not be material to the Company in the foreseeable future. The UMMS agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by UMMS for an uncured breach by Novavax.
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

	2007			2006
		Change from			Change from
		2006			2005		2005

Interest income (expense)
Interest income	$3,287	$20	1%	$3,267	$2,937	890%	$330
Interest expense	(1,606)	121	(7)	(1,727)	(606)	(26)	(2,333)

	$1,681	$141	9%	$1,540	$2,331	117%	$(2,003)
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

	2007			2006
		Change from			Change from
		2006			2005		2005

Revenues	$1,913	$(1,032)	(35)%	$2,945	$900	44.0%	$2,045
Costs of products sold	6,758	2,071	44.2%	4,687	(694)	(12.9)%	5,381
Excess inventory costs over market	1,267	(282)	(18.2)%	1,549	30	2.0%	1,519
Research and development	63	(137)	(68.5)%	200	200	N/A	—
General and administrative	—	—	—	—	—	—	—

Total operating expenses	8,088	1,652	25.7%	6,436	(464)	(6.7)%	6,900

Net loss	$(6,175)	$(2,684)	76.9%	$(3,491)	$1,364	(28.1)%	$(4,855)

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

PART III
Item 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Compensation Discussion and Analysis (the “CD&A”) discusses the compensation of Novavax’s named executive officers for 2007. The named executive officers are Dr. Rahul Singhvi, President and Chief Executive Officer (the “CEO”), Len Stigliano, Vice President, Treasurer and Chief Financial Officer (the “CFO”), Jeffrey Church, former Vice President, Treasurer, Corporate Secretary and Chief Financial Officer, Raymond J. Hage, Senior Vice President of Commercial Operations, Dr. Penny Heaton, Vice President and Chief Medical Officer and James Robinson, Vice President of Technical and Quality Control Operations (collectively, the “Named Executive Officers”). Mr. Stigliano and Mr. Robinson were new hires for Novavax during 2007 and Mr. Church resigned from his position effective April 20, 2007.
The CD&A considers the Company’s executive compensation philosophy, the objectives and operation of the compensation program, how compensation was set for 2007 and the various elements of compensation paid to the Named Executive Officers during 2007.
Executive Compensation Philosophy
Novavax’s compensation program is designed to attract, retain and reward a performing workforce in a highly competitive recruitment and retention market to achieve the Company’s mission, vision and goals. This philosophy is reflected in the components of the Company’s compensation program, and includes:
•	providing a competitive salary upon hire;

•	a performance management process that defines objectives, tracks employee performance and ties into the reward process through merit pay and incentive bonuses;

•	an annual merit increase plan that rewards the individual employee’s contribution for the fiscal year;

•	individual promotions that reward strong performance;

•	an annual incentive bonus that rewards individual and company performance;

•	a stock option plan that provides initial stock option grants upon hire and additional grants for promotions, strong performance, and retention of high potential personnel; and

•	a market competitive benefits plan.

The Compensation Committee believes that these components provide many tools for retaining and rewarding high performing employees and covers the wide spectrum of employment needs.
Objectives of the Compensation Program
Attract and retain highly qualified executives.
The Compensation Committee believes that the compensation program for Novavax’s Named Executive Officers should be designed to attract, motivate and retain highly qualified executive officers responsible for the success of Novavax and should be determined within a framework that rewards performance and aligns the interests of the Named Executive Officers with the interests of the Company’s stockholders. Within this overall philosophy, the Compensation Committee’s objectives are to:
•	offer a total compensation program that enables Novavax to attract, motivate, recruit and retain, from a limited pool of resources, individuals who are highly experienced and successful, and to provide total compensation that is competitive with the Company’s peer companies within the biotech and pharmaceutical industry;

•	achieve an equitable balance in the compensation offered to each member of the executive team;

•	provide annual variable cash incentive awards that take into account the satisfaction of designated individual performance criteria based on the Company’s performance goals; and

•	make a significant portion of Named Executive Officers’ compensation dependent on Novavax’s long-term performance and on enhancing stockholder value by providing appropriate long-term, equity-based incentives and encouraging stock ownership.
Reflect performance and reward high performance.
The Compensation Committee believes that a significant portion of a Named Executive Officer’s total compensation should reflect performance in the areas of overall Company performance and individual performance. Incentives are based on meeting criteria in each of these categories and reflect the Named Executive Officer’s overall contribution to the Company.
Reward Named Executive Officers for meeting Novavax’s strategic goals and objectives.
The compensation program rewards the Company’s Named Executive Officers for achieving specified performance goals, building stockholder value, and maintaining long term careers with Novavax. Novavax rewards these three aspects so that the executive team makes balanced annual and long-term decisions that the Compensation Committee expects will result in financial performance, scientific and product development innovations, and the achievement of the strategic business objectives.

Align Named Executive Officers’ goals with Novavax’s stockholders’ goals.
The Committee believes that Novavax’s long-term success depends upon aligning executives’ and stockholders’ interest. To support this objective, Novavax provides the Named Executive Officers with equity accumulation opportunities, by awarding stock options and restricted stock. Stock option grants typically vest over three years to support long-term retention of Named Executive Officers and reinforce long-term consideration because Named Executive Officers cannot exercise the options until they have vested. Restricted stock generally vests over three years or as the executive achieves certain pre-established milestones. At times, the Company awards stock options or restricted stock that vest as the executive achieves certain milestones in order to incent the Named Executive Officer to achieve strategic Company goals within such Named Executive Officer’s area of responsibility.
Oversight and Operation of the Executive Compensation Program
The Compensation Committee is appointed by the Board of Directors to assist the Board with its responsibilities related to the compensation of the Company’s officers, directors and employees and the development and administration of the Company’s compensation plans. For details on the Compensation Committee’s oversight of the executive compensation program, see the section titled “Information Regarding the Board of Directors and Certain Committees — Compensation Committee” on page 8 of this Proxy Statement.
The CEO evaluates and provides performance assessments and compensation recommendations for each Named Executive Officer other than himself to the Compensation Committee. John Lambert, the Executive Chairman of the Company’s Board of Directors, evaluates the CEO’s performance and makes compensation recommendations for the CEO to the Compensation Committee. The Compensation Committee considers the Chief Executive Officer’s and the Executive Chairman’s recommendations and information provided by the human resources team (described below) in its deliberations regarding executive compensation and sets the compensation of the Named Executive Officers based on such deliberations. The Board of Directors ratifies the compensation set by the Compensation Committee. The Chief Executive Officer, Chief Financial Officer and the Executive Director of Human Resources and Administration generally attend Compensation Committee meetings but none are present for executive session or any discussion of their own compensation.
Setting Executive Compensation
Compensation packages for each Named Executive Officer are analyzed and discussed separately at the first Compensation Committee meeting each year. Prior to that meeting, the Company’s human resources team performs an analysis, considering the goals of market competitiveness, the executive’s performance and contribution to the company, and internal equity. The human resources team then benchmarks each Named Executive Officer’s current compensation against the 50th percentile of Survey Data, which is described in further detail below. The Compensation Committee believes this is a common benchmark among biotech companies similar in size to Novavax and therefore the Company remains competitive by targeting the 50th percentile of the Survey Data. At any time, the Compensation Committee and the Board of Directors may request additional information from the human resources team.

Salary Survey Data
When setting the compensation for the Named Executive Officers in 2007, the human resources team and the Compensation Committee reviewed wage surveys that were specific to the life sciences industry. These surveys include the Radford Global Life Sciences Survey and the Culpepper Life Sciences Wage Survey (collectively, the “Survey Data”). The Radford Global Life Sciences Survey provides total compensation and practices data for multinational life sciences companies for 575+ companies and more than 200,000 individuals. Reliable global market data is available for 25 countries and positions at the executive, management, professional, sales and support levels, as well as overall compensation practices. Target industries include biotechnology, pharmaceutical, medical device, diagnostic and clinical research organizations (CROs). The Radford Global Life Sciences Survey is the primary source of benchmark data used. The Culpepper Life Sciences Wage Survey is used as a secondary source for positions not accurately matched to the Radford survey data.
The Survey Data is used to determine whether or not a Named Executive Officer’s salary and bonus opportunity are competitive within the industry. The salary and bonus are compared to the 50th percentile, which Novavax considers to be within a competitive range of the market for a company of its size and stage of clinical development.
Internal Pay Equity
The Compensation Committee considers internal equity when determining compensation to ensure that the Company is fair in its pay practices across all levels and to ensure that there is no discrimination in pay practices among the protected classes. The Committee provided certain adjustments in 2007 to provide for internal equity and market competitiveness.
Radford Report
In January 2008, the Compensation Committee retained Radford Surveys and Consulting, a unit of Aon Consulting, an independent executive compensation consulting firm, to provide advice and assistance to the Committee and management in the area of executive compensation. The consultant was authorized by the Committee to work with certain executive officers of the Company as well as other employees in the Company’s human resources, legal, and finance departments in connection with the consultant’s work for the Committee. The consultant conducted a review of the total compensation of the Company’s executive officers and prepared reports for review by management and subsequently by the Compensation Committee that was used in determining appropriate levels of compensation for each executive officer for 2008 (the “Radford Report”).

What the Compensation Program is Designed to Reward
Company Performance
The executive compensation program is designed to reward both individual performance as well as corporate performance. A significant portion of a Named Executive Officer’s total compensation package is based on the Company’s performance and the achievement of certain corporate goals. Because of the key role the Named Executive Officers play in the success of the Company, a significant portion of the achievement of corporate goals is reflective of the Named Executive Officers’ individual performance. In March 2007, the Board of Directors and the executive committee jointly developed a set of objectives for 2007 which were based on the Company’s strategic plan (the “2007 Objectives”). These objectives, which were approved by the Board of Directors on April 26, 2007, include:
•	advancing the H5N1 (pandemic) vaccine to clinical trials in humans;

•	completing a non-dilutive financing transaction;

•	increasing VLP yield production;

•	completing and initiating certain preclinical studies related to the seasonal flu vaccine;

•	constructing, developing and testing of VLP’s for certain other disease targets; and

•	various organizational development projects, such as streamlining the production of lead vaccine candidates and the production of clinical material, retaining key employees, terminating the Estrasorb supply agreement, and upgrading certain business processes.
Individual Performance
Each year, the CEO reviews and evaluates the performance of the other Named Executive Officers and, together, they set performance goals and objectives for the following year. This review is typically conducted in the first quarter of the year. The Executive Chairman of the Board of Directors reviews and evaluates the performance of the CEO and works with the CEO to set his performance goals and objectives. These performance evaluations are used to determine merit salary increases, promotions, bonuses and other rewards. Each of the Named Executive Officers are evaluated on their leadership, team building, interpersonal, delegation and employee development skills and their budget control.
In addition, each officer has additional individual goals to support the 2007 Objectives or to further the Company’s strategic plan. More specifically, Mr. Stigliano had individual goals for activities needed to achieve the corporate 2007 Objectives of non-dilutive financing (e.g., evaluate financing options, prepare analyses and seek to consummate a transaction). Mr. Stigliano also had operational individual goals such as upgrading Sarbanes-Oxley compliance procedures, financial close procedures and information technology. Mr. Hage had individual goals for activities needed to achieve the corporate 2007 Objectives of advancing vaccine candidate to clinical trials and advancing other products in the pipeline (e.g., complete market assessments, evaluate potential corporate partners, complete licensing transaction) and complete non-dilutive financing (e.g., target potential corporate partners for early programs and seek to consummate a transaction). Mr. Hage also had individual goals of developing the Company’s strategic plan and monetizing non-core assets. Dr. Heaton had individual goals for activities need to achieve the corporate 2007 Objectives of advancing vaccine candidate to clinical trials and advancing other products in the pipeline (e.g., complete protocol and study documents, finalize contracts with vendors, submit investigational new drug application, review preclinical study design and documentation). Mr. Robinson had individual goals for activities need to achieve the corporate 2007 Objectives of advancing vaccine candidate to clinical trials and advancing other products in the pipeline (e.g., prepare, fill and release clinical batches, review investigational new drug application, complete development and scale up of preclinical lots, consult on development of new candidates) and increasing VLP yield production (e.g., map process for increased yields, design and implement improvement plan). Mr. Robinson had a further individual goal of establishing a new GMP manufacturing facility.

Based on the performance evaluations, each Named Executive Officer is given a performance rating. The performance rating determines the amount of any merit salary increase, adjustments to the incentive cash bonus awards and equity awards. The performance ratings used by the Company include: Outstanding, Exceeds Expectations, Meets Expectations, Improvement Needed and Marginal. Each of the Named Executive Officers that received a rating in March 2007 received a rating of at least “Meets Expectation.” Each of the Named Executive Officers that received a rating in March 2008 received a rating of at least “Exceeds Expectations.”
Elements of Compensation
The Compensation Committee believes that the most effective compensation program is one that provides a competitive base salary, rewards the achievement of established annual and long term goals and objectives and provides an incentive for retention. For this reason, the compensation program is comprised of three primary elements: base salary, a cash incentive bonus program and equity awards. The Compensation Committee believes that these three elements are the most effective combination to motivate and retain the Named Executive Officers.
The Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, but generally seeks to provide an overall executive compensation package designed to attract, motivate, and retain highly qualified executive officers, to reward them for performance over time, and to align the interests of the Named Executive Officers with the interests of the stockholders. Although equity compensation is an important component of the compensation program, particularly with respect to creating long-term stockholder value, in 2007, the Compensation Committee focused on ensuring that Named Executive Officer base salaries and bonus opportunities were in line with the median average salaries and annual incentives for comparable positions within the biotech industry.
Base Salary
The Compensation Committee’s philosophy is to maintain base salaries at a competitive level sufficient to recruit and retain individuals possessing the skills and capabilities necessary to achieve the Company’s goals over the long term.
Novavax provides an annual salary to each Named Executive Officer as an economic consideration for each person’s level of responsibility, expertise, skills, knowledge, and experience, which the Compensation Committee compares to other comparable companies within the biotech and pharmaceutical industry and adjust as appropriate, to ensure that the Company will retain this expertise, skill, and knowledge at Novavax.

Merit increases are awarded effective April 1st of each year, reflecting performance for the previous year. In 2007, salary increases were awarded to Mr. Church, Mr. Hage, and Ms. Heaton at the meeting of the Compensation Committee on March 6, 2007. The increases were determined by an annual performance review in light of the individual’s 2006 performance goals and achievement of Company objectives as well as by reference to the Survey Data. Effective April 1, 2007, the base salaries for these Named Executive Officers were:

	Base	Percentage
Executive	Salary	Increase

Rahul Singhvi	$350,000	0
Jeffrey Church	$249,180	2
Raymond J. Hage	$238,392	5
Penny M. Heaton	$262,905	2
Dr. Singhvi did not receive a merit increase because the Compensation Committee awarded Dr. Singhvi a larger bonus opportunity and larger equity award to further align his interests with those of Novavax’s stockholders and to make a larger component of his compensation dependent on the Company’s performance.
For Named Executive Officers that were not with the Company for the full year, the merit award was pro-rated based on the executive’s date of hire.
Mr. Stigliano and Mr. Robinson were hired by Novavax during 2007. As of their respective hire dates, the annual base salaries for Mr. Stigliano and Mr. Robinson were $250,000 and $220,000, respectively, which the Committee recommended to the Board based upon reference to the Survey Data.

On March 6, 2008, the Compensation Committee approved merit increases to each of the Named Executive Officers that remain officers with the Company. The increases were determined by an annual performance review in light of the individual’s 2007 performance goals and achievement of Company objectives as well as by reference to the Survey Data and the Radford Report. Effective April 1, 2008, the base salaries for the Named Executive Officers are:

	Base	Percentage
Executive	Salary	Increase

Rahul Singhvi	$425,000	18
Len Stigliano	$259,306	3.5
Raymond J. Hage	$250,312	5
Penny M. Heaton	$292,905	10
James Robinson	$236,127	7
The increases for Dr. Singhvi and Dr. Heaton were substantially higher than the other Named Executive Officers because the Radford Report indicated that their base salaries trailed the 25th percentile of the data used in that report and were considerably below the 50th percentile target. These higher increases allow the Company to meet the overall compensation targets within the 50th percentile range and to retain highly qualified and motivated executives. In connection with this salary increase, the Compensation Committee lowered Dr. Singhvi’s bonus target from 100% to 60% of his base salary.
For Named Executive Officers that were not with the Company for the full year, the merit award was pro-rated based on the executive’s date of hire.
Incentive Cash Bonus
The incentive cash bonus program is designed to motivate and reward the Named Executive Officers for the achievement of specific corporate goals. The purpose of the incentive cash bonus program is to align company, departmental and individual goals throughout the Company and to provide an incentive that further ties individual contribution and teamwork to compensation.
At the time that the Board of Directors approved the 2007 Objectives, the Board also weighted each Objective. The Board outlined specific metrics to determine whether the Company achieved 75%, 100% or 125% of the Objectives. Bonuses are not awarded if 75% of the corporate objectives are not achieved.

On March 6, 2008, the Compensation Committee reviewed the Company’s performance in relation to the 2007 Objectives. The Compensation Committee discussed each Objective and determined if the Company met the target, exceeded the target or did not meet the target. After this discussion, the Compensation Committee determined that the Company achieved 95% of the 2007 Objectives. The following table summarizes the Committee’s conclusions regarding meeting the 2007 Objectives:

Objective	Achievement	Explanation

Advancing the H5N1 vaccine to clinical trials in humans	Exceeded objective	Human clinical trials for the H5N1 vaccine began earlier than anticipated.
Completing a non-dilutive financing transaction	Did not meet objective	The Company did not meet this objective.
Increasing VLP yield production	Exceeded objective	The Company achieved an increase in process yields that exceeded the identified goal.
Completing preclinical studies related to the seasonal flu vaccine and beginning a toxicology study	Met objective	The initial pre-clinical study for the IND filing was completed with favorable results. The FDA agreed that the safety data from the H5N1 clinical trial was applicable to the seasonal flu vaccine program.
Constructing and testing in an animal probe study the use of VLP’s for certain other disease targets	Exceeded objective	Several VLP constructs were prepared to create vaccine candidates for two potential disease targets, VZV and an undisclosed target. Animal testing has begun for one disease target and patent applications were filed with respect to this research.
Various organizational development projects, such as streamlining the production of lead vaccine candidates and the production of clinical material, retaining key employees, terminating the Estrasorb supply agreement, and upgrading certain business processes
	Exceeded objective	Six out of six objectives were achieved.
The target bonus is a percentage of the named executive’s base salary. The target bonus percentages are determined based on market data. The 2007 bonus targets were as follows:

Percentage
of
Executive	Base Salary

Rahul Singhvi	100
Jeffrey Church	40
Len Stigliano	40
Raymond J. Hage	40
Penny M. Heaton	40
James Robinson	40

The CEO’s bonus is based solely on the achievements of the 2007 Objectives. The Compensation Committee believes the higher the individual’s position within Novavax, the more closely his or her bonus award should be tied to the Company’s success. For all of the other Named Executive Officers, the Compensation Committee considers both corporate achievements as well as individual performance. To be eligible for a bonus, the Named Executive Officers, other than the CEO, must achieve at least a “Meets Expectations” on his or her annual performance review. For these Named Executive Officers, 80% of the bonus is based on corporate achievement and 20% of the bonus is based on individual performance. Based on the analysis described above, the Compensation Committee assigned a 95% achievement to the corporate objectives for 2007. The CEO determined the individual achievement percentages for each Named Executive Officer, and the bonuses were calculated accordingly.
For Named Executive Officers that were not with the Company for the full year, the bonus award was pro-rated based on the executive’s date of hire. Mr. Church did not receive a bonus because he left employment with Novavax.
At the Compensation Committee meeting on March 6, 2008, Dr. Singhvi’s bonus percentage was reduced from 100% to a 60% target bonus opportunity in combination with his salary increase. This was done to more accurately align his target total compensation with benchmarks within the Radford Report.
Equity Awards
Equity incentive awards are a fundamental element in the executive compensation program because they emphasize long term performance, as measured by creation of stockholder value, and foster a commonality of interest between stockholders and key executives. In addition, they are crucial to a competitive compensation program for Named Executive Officers because they act as a powerful retention tool. The Compensation Committee views the Company as still facing significant risk, but with a potential for a high upside. Equity incentive awards are designed to provide the most meaningful component of executive compensation. The Named Executive Officers are motivated by the potential appreciation in the stock price above the exercise price of the stock options. To encourage continued employment, stock option grants to the Named Executive Officers typically include options that require the executive to remain a Novavax employee for three years before the options are fully vested. In addition, the Compensation Committee also awards options that vest as the Named Executive Officer achieves certain milestones. The Compensation Committee believes it is important to tie the long-term benefit potentially realizable by the executive to a long term commitment with Novavax.
Equity incentive awards may include stock options, stock appreciation rights, restricted or unrestricted stock awards, stock equivalent units and any other stock based awards under Section 162(m) of the Internal Revenue Code. Traditionally, the Company grants stock options as the primary form of equity compensation, but does, at times, grant restricted stock. Restricted stock grants are used at times to attract and retain key executive officers. Restricted grants are typically based on critical milestones to be achieved over a period of time or vest over three years.
Annual stock option grants are awarded to the Named Executive Officers at the discretion of the Compensation Committee. The Compensation Committee considered Company performance, competitive data and the individual’s scope of responsibility and continuing performance.
To be eligible to receive an award of stock options, the Named Executive Officer must have an overall performance rating of at least “Meets Expectations.” In March 2007, the stock options awarded to the Named Executive Officers were awarded in amounts intended to replenish options that had vested during the previous year. The Compensation Committee felt that this practice furthered the goals of retention and aligning the Named Executive Officer’s interest with the Company’s stockholders.

Perquisites and Other Personal Benefits
The Company provides the Named Executive Officers with certain perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with the overall compensation program and with competitive practice in the industry.
Novavax provides reimbursement for relocation and commuting expenses to certain Named Executive Officers due in part to the Company’s relocation from Malvern, PA and in part to the limited pool of resources in the local area with the knowledge, skill and expertise needed to fulfill the Company’s complex requirements. These expenses are typically “grossed up” to reimburse the Named Executive Officers for state and federal income taxes imposed on the relocation and commuting and lodging expenses. The Compensation Committee believes this is necessary so as to not provide a financial hardship on the executive during the transition process to Novavax.
In connection with joining the Company, Dr. Singhvi received a signing bonus of $55,000, which was designed to reimburse Dr. Singhvi for education costs paid by a previous employer which had become Dr. Singhvi’s responsibility in connection with leaving that employer. The amount of such bonus was amortized in 2007 for accounting purposes and is reflected in the Summary Compensation Table. The Company grossed up the signing bonus to reimburse Dr. Singhvi for state and federal income taxes imposed on the signing bonus.
All of the Named Executive Officers are eligible to participate in the Company’s employee benefit plans, including health, dental and vision insurance, a prescription plan, flexible spending accounts, short and long term disability, life insurance and a 401(k) plan. The Company matches 25% up to 6% of the Named Executive Officers’ contributions to the 401(k) plan. These plans are offered to all employees and do not discriminate in favor of Named Executive Officers.
Employment Agreements and Severance Benefits
The Company has entered into employment agreements with Dr. Singhvi, Mr. Church, Mr. Stigliano and Mr. Hage. The Company has also provided offer letters to Dr. Heaton and Mr. Robinson. The employment agreements and Dr. Heaton’s offer letter provide for certain payments if the Named Executive Officer is terminated by the Company without cause. The terms of these agreements are described in greater detail in the section entitled “Overview of Employment and Change of Control Agreements.” All of the Named Executive Officers are “at will” employees.

The Company has established a Change in Control Severance Benefit Plan, which provides for severance payments to participating employees if the participant’s employment is terminated in connection with a change in control. This plan is described in greater detail in the section entitled “Overview of Employment and Change of Control Agreements. The Compensation Committee believes it is important to provide such employees with an incentive to remain with the Company and consummate a strategic corporate sale or transaction that maximizes stockholder value. All of the Named Executive Officers participate in the Change in Control Severance Benefit Plan.
Tax and Accounting Implications
As part of its role, the Compensation Committee considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct non-performance based compensation of more than $1 million that is paid to certain executives. The Compensation Committee has considered the $1 million limit for federal income tax purposes on deductible executive compensation that is not performance based and believes that the compensation paid is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for the Company’s executive officers.

SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2007 and 2006 by the Company’s Chief Executive Officer, each person who served as the Chief Financial Officer during 2007, and the three other most highly compensated individuals serving as executive officers on December 31, 2007 (collectively, the “Named Executive Officers”):

									Non-Equity
									Incentive
					Stock		Option		Plan	All Other
		Salary	Bonus		Awards		Awards		Compensation	Compensation
Name and Principal Position	Year	(4)	(5)		(8)		(9)		(10)	(11)	Total
Rahul Singhvi, ScD.,MBA	2007	350,038	0		124,166		156,001		332,500	66,282	1,028,987
President & Chief Executive Officer	2006	337,510	0		117,778		331,283		100,000	117,409	1,003,980
Len Stigliano(1)	2007	182,015	7,200	(6)	0		29,666		72,659	21,814	313,354
VP, Treasurer & Chief Financial Officer	2006	0	0		0		0		0	0	0
Jeffrey Church(2)	2007	88,459	0		(11,472	)(7)	(48,309	)(7)	0	322	29,000
Former VP, Treasurer, Secretary and CFO	2006	79,939	10,000	(7)	11,472		48,309		23,022	0	172,742
Raymond J. Hage	2007	235,581	0		35,167		112,068		87,729	24,365	494,910
SVP of Commercial Operations	2006	225,286	0		35,167		128,717		81,103	2,632	472,905
Penny M. Heaton	2007	261,704	0		34,333		167,610		99,087	44,115	606,849
VP & Chief Medical Officer	2006	58,711	0		8,583		25,150		19,022	0	111,466
James Robinson(3)	2007	176,730	0		29,931		71,554		67,864	2,640	348,719
VP of Technical & Quality Control Operations	2006	0	0		0		0		0	0	0

(1)	Mr. Stigliano was appointed as Interim Chief Financial Officer of the Company on April 9, 2007 and was appointed Vice President, Treasurer and Chief Financial Officer of the Company on August 2, 2007.

(2)	Mr. Church resigned as the Company’s Vice President, Treasurer, Secretary and Chief Financial Officer effective April 20, 2007.

(3)	Mr. Robinson was appointed Vice President, Technical Operations and Quality Operations of the Company effective March 14, 2007.

(4)	Includes amounts earned but deferred at the election of the Named Executive Officer, such as salary deferrals under the Company’s
401(k) plan established under Section 401(k) of the Internal Revenue Code.

(5)	Performance-based bonuses are generally paid under the Company’s incentive cash bonus program and reported as Non-Equity Incentive Plan Compensation. Except as otherwise noted, amounts reported as Bonus represent discretionary bonuses awarded by the Compensation Committee in addition to any amount earned under the incentive cash bonus program.

(6)	Consists of a bonus paid to Mr. Stigliano for his performance while serving as Interim Chief Financial Officer.

(7)	Consists of a signing bonus paid to Mr. Church when he joined Novavax. Mr. Church repaid the bonus upon his separation from the Company. In connection with his separation, the Company also reversed the dollar amount recognized for financial reporting purposes in accordance with SFAS No. 123R for stock awards and stock option grants awarded to Mr. Church.

(8)	Reflects the dollar amount recognized for financial reporting purposes in accordance with FAS 123(R) and thus may include amounts from stock awards granted in and prior to the respective year. Expense recognized for financial reporting purposes is recognized on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. The fair value of the stock grants is based on the quoted market price for the Company’s common stock on the date of grant. Assumptions used in the calculation of this amount for years ended December 31, 2006 and 2007 are included in Note 9 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

(9)	Reflects the dollar amount recognized for financial reporting purposes in accordance with SFAS No. 123R and thus may include amounts from option awards granted in and prior to the respective year. Expense recognized for financial reporting purposes equals the number of shares attributable to the respective year of service multiplied by the fair value per share of the stock award as of the date of grant. Assumptions used in the calculation of this amount for years ended December 31 2006 and 2007 are included in Note 9 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

(10)	Represents bonus amounts earned in 2007 and 2006 under the Company’s incentive cash bonus program. For a description of the incentive cash bonus program, see page 24 of the Compensation Discussion and Analysis.

(11)	See the All Other Compensation table below for additional information.

All Other Compensation
Novavax provides the Named Executive Officers with additional benefits, reflected in the All Other Compensation table below for 2007, that the Company believes are reasonable, competitive and consistent with the Company’s overall executive compensation program. For more information regarding the perquisites paid by Novavax, see page 26 of the Compensation Discussion and Analysis.

		Company			Amortization	Tax
	Insurance	401(k)	Relocation	Commuting	of Sign on	Gross
	Premiums	Contributions	Expenses	Expenses	Bonus	Ups
	(1)	(2)	(3)	(4)	(5)	(6)	Total

Rahul Singhvi	420	3,375	13,517	0	17,870	31,100	66,282
Len Stigliano	1,501	938	0	13,656	0	5,719	21,814
Jeffrey Church	322	0	0	0	0	0	322
Raymond J. Hage	420	2,366	15,289	0	0	6,290	24,365
Penny M. Heaton	420	3,375	0	28,418	0	11,902	44,115
James Robinson	499	1,169	972	0	0	0	2,640

(1)	Represents the incremental cost to the Company of life insurance premiums to provide term life insurance benefits to the Named Executive Officers in the amount of two times the executive’s base salary, up to a maximum of $400,000.

(2)	Represents employer matching contributions to the Company’s 401(k) plan.

(3)	Represents the reimbursement of relocation expenses.

(4)	Represents the reimbursement of commuting and lodging expenses

(5)	Represents the amount of a $54,000 signing bonus received by Dr. Singhvi upon joining the Company that was amortized in 2007 for accounting purposes. The signing bonus was designed to reimburse Dr. Singhvi for education costs paid by a previous employer, which had become Dr. Singhvi’s responsibility in connection with his leaving that employer.

(6)	Includes amounts paid to reimburse the Named Executive Officers for state and federal income taxes imposed on relocation, commuting and lodging expenses and the signing bonus paid to Dr. Singhvi.

GRANTS OF PLAN BASED AWARDS TABLE
The following table sets forth information with respect to option awards and other plan-based awards granted during the fiscal year ended December 31, 2007 to the Company’s Named Executive Officers:

					All			Grant
					Other			Date
					Stock	All Other	Exercise	Fair
	Estimated Future				Awards:	Option	or	Value of
	Payouts				Number	Awards:	Base	Stock
	Under				of	Number of	Price of	and
	Non-Equity Incentive				Shares	Securities	Option	Option
	Plan Awards(1)			Grant	of	Underlying	Awards	Awards
Name	Threshold	Target	Maximum	Date	Stock	Options	(2)	(3)
Rahul Singhvi	262,500	350,000	437,500	3/7/2007		100,000	$2.77	$206,030
Len Stigliano	75,000	100,000	125,000	7/2/2007		225,000	$2.98	$500,782
Jeffrey Church	74,754	99,672	124,590	3/7/2007		25,000	$2.77	$51,507
Raymond J. Hage	71,518	95,357	119,196	3/7/2007		75,000	$2.77	$154,522
Penny M. Heaton	78,872	105,162	131,453	3/7/2007		40,000	$2.77	$82,412
James Robinson	66,000	88,000	110,000	3/7/2007	35,000			$96,950
				3/7/2007		160,000	$2.77	$329,648

(1)	The amounts reflect the minimum payment level under the cash bonus program which is 75% of the target amount. If 75% of the 2007 Objectives was not achieved, a cash bonus would not have been paid. The maximum amount is 125% of the target amount. The Compensation Committee reviewed the Company’s performance in relation to the 2007 Objectives and determined that the Company met 95% of the Objectives. The target amount is based on the individual’s current salary and represents 100% of Dr. Signhvi’s base salary and 40% of the base salary of each of Mr. Stigliano, Mr. Church, Mr. Hage, Ms. Heaton and Mr. Robinson. Mr. Church did not receive a bonus because he terminated his employment with the Company.

(2)	Options granted have an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant which, under the Company’s 2005 Stock Incentive Plan, is equal to the closing price of the Company’s Common Stock as reported on the NASDAQ Global Market on the date of grant.

(3)	Reflects the dollar amount the Company would expense in its financial statement over the award vesting schedule recognized for financial reporting purposes in accordance with SFAS No. 123R. Assumptions used in the calculation of this amount are included in Note 9 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth certain information with respect to the value of all unexercised options previously awarded to the Company’s Named Executive Officers as of December 31, 2007:

							Stock Awards
							Number
							of
							Shares	Market
		Number of	Option Awards				of	Value
		Securities	Number of				Stock	of Shares
		Underlying	Securities	Option Awards			That	That Have
		Unexercised	Underlying	Option	Option		Have	Not
	Grant	Options	Options	Exercise	Expiration		Not	Vested
Name	Date	Exercisable	Unexercisable	Price	Date		Vested	(6)(7)

Rahul Singhvi	4/6/2004	85,000	—	$6.18	4/6/2014	(1)
	2/24/2005	30,000	15,000	$2.21	2/24/2015	(1)
	3/31/2005	33,333	16,667	$1.41	3/31/2015	(1)
	5/4/2005	20,000	10,000	$1.48	5/4/2015	(2)
							11,261	$37,499
	8/10/2005	100,000	50,000	$0.74	8/10/2015	(2)
							41,667	$38,751
	8/26/2005	300,000	200,000	$1.34	8/26/2015	(3)
	2/17/2006	50,000	50,000	$4.60	2/17/2016	(4)
							33,333	$110,999
	3/7/2007	—	100,000	$2.77	3/17/2017	(2)

Len Stigliano	7/2/2007	—	225,000	$2.98	7/2/2017	(2)

Jeffrey Church(8)		—	—	—	—		—	—

Raymond J. Hage	1/5/2004	50,000	—	$6.00	1/5/2014	(1)
	3/9/2004	25,000	—	$5.95	3/9/2014	(1)
	2/24/2005	30,000	15,000	$2.21	2/24/2015	(1)
	5/4/2005	16,667	8,333	$1.48	5/4/2015	(2)
							11,261	$37,499
	8/10/2005	66,667	33,333	$0.74	8/10/2015	(2)
							25,000	$83,250
	8/26/2005	54,000	36,000	$1.34	8/26/2015	(3)
	2/17/2006	16,667	33,333	$4.60	2/17/2016	(2)
	3/7/2007	—	75,000	$2.77	2/17/2017	(2)

Penny M. Heaton	10/9/2006	64,000	96,000	$4.12	10/9/2016	(5)
							16,666	$55,498
	3/7/2006	—	40,000	$2.77	3/7/2017	(2)

James Robinson	3/7/2007	—	160,000	$2.77	3/7/2017	(2)
							35,000	$116,550

(1)	These options were awarded under the Company’s 1995 Stock Incentive Plan and vest in three equal increments on the first three anniversaries of the date of grant.

(2)	These options were awarded under the Company’s 2005 Stock Incentive Plan and vest in three equal increments on the first three anniversaries of the date of grant.

(3)	These options were awarded under the Company’s 2005 Stock Incentive Plan and vest (i) with respect to 20% of the shares, when the market capitalization of the Company exceeded $150 million; (ii) with respect to 20% of the shares, when the market capitalization of the Company exceeded $250 million; (iii) with respect to 20% of the shares, when the market capitalization of the Company exceeded $350 million; (iv) with respect to 20% of the shares, when $35 million principal amount of convertible notes made by the Company in favor of certain institutional investors are redeemed or repaid in full; and (v) with respect to 20% of the shares, when a Change in Control occurs.

(4)	These options were awarded under the Company’s 2005 Stock Incentive Plan and vest (i) with respect to 25% of the shares, when the market capitalization of the Company exceeded $250 million; (ii) with respect to 25% of the shares, when the market capitalization of the Company exceeded $350 million; (iii) with respect to 25% of the shares, when $35 million principal amount of convertible notes made by the Company in favor of certain institutional investors are redeemed or repaid in full; and (iv) with respect to 25% of the shares, when a Change in Control occurs.

(5)	The options vest in five equal tranches upon the achievement of certain milestones related to the Company’s vaccine development efforts.

(6)	These restricted stock grants were awarded under the Company’s 2005 Stock Incentive Plan and vest in three equal increments on the first three anniversaries of the date of grant.

(7)	Based on the closing price of the Company’s Common Stock of $3.33 as reported on the NASDAQ Global Market System on December 31, 2007.

(8)	Mr. Church resigned as Vice President, Treasurer, Secretary and Chief Financial Officer of the Company effective April 20, 2007. All unvested options (225,000) and restricted stock awards (25,000) were cancelled upon his date of resignation.

OPTIONS EXERCISED AND STOCK VESTED TABLE
The following table sets forth certain information concerning the vesting of the Company’s Common Stock held by the Named Executive Officers during the fiscal year ended December 31, 2007:

	Stock Awards
	Number of
	Shares	Value
	Acquired On	Realized On
Name	Vesting	Vesting(1)

Rahul Singhvi	11,261	$37,161
	41,666	$132,498
	16,666	$65,997
Len Stigliano	—	—
Jeffrey Church	—	—
Raymond J. Hage	11,261	$37,161
	25,000	$79,500
Penny M. Heaton	8,333	$31,665
James Robinson	—	—

(1)	Based on the closing price of the Company’s Common Stock, as reported on the NASDAQ Global Market on the date on which the stock vested, or, if the stock vested on a weekend or holiday, the closing price of the stock on the next day the Company’s stock was traded.
OVERVIEW OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS
Employment Agreement with Rahul Singhvi
In November 2005 and amended in August 2007, the Company entered into an employment agreement with Dr. Singhvi which provides that Dr. Singhvi will devote his full business time to the performance of services as the President and Chief Executive Officer of the Company. The agreement expires on September 1, 2009, unless earlier terminated and may be renewed upon the agreement of the Company and Dr. Singhvi.
Dr. Singhvi’s employment agreement provides for a base salary of $350,000, subject to annual performance reviews. In addition, he is entitled to receive a performance and incentive bonus each year, in an amount to be determined by the Board, or any committee thereof authorized to make such determination, which is based on Dr. Singhvi’s and the Company’s achievement of certain specified goals. The target bonus to which Dr. Singhvi is entitled was initially 100% of his salary. In 2008, the Compensation Committee decreased this amount to 60% of base salary in connection with the increase to Dr. Singhvi’s salary. The bonus may be paid partly in cash and partly in shares of restricted stock in the discretion of the Board.

On July 23, 2007, the Company agreed to reimburse Dr. Singhvi for the costs of relocating from Pennsylvania to Maryland in connection with the move of the Company’s headquarters in an amount not to exceed $225,000, inclusive of any tax gross ups.
Dr. Singhvi is also entitled to additional stock awards based upon performance and subject to the Board’s approval, reimbursement of reasonable expenses incurred by him in connection with the performance of his duties, and to participate in the Company’s Severance Plan (discussed below).
If Dr. Singhvi is terminated without “cause” or leaves the Company for “good reason” (as such terms are defined in Dr. Singhvi’s employment agreement), Dr. Singhvi may receive a lump sum separation payment equal to twelve (12) months of his then current salary. To be entitled to such a payment, Dr. Singhvi must execute and deliver to the Company a separation and release agreement, releasing the Company from any claims.
Dr. Singhvi has agreed to maintain the confidentiality of the Company’s proprietary information, and that all work product discovered or developed by him in the course of his employment belongs to the Company. In addition, he has agreed not to compete with the Company, directly or indirectly, within the United States or interfere with or solicit the Company’s contractual relationships, in each case during the term of his employment and for a period of one year following the termination of his employment.
Employment Agreement with Len Stigliano
In July 2007 and amended in August 2007, the Company entered into an employment agreement with Mr. Stigliano which provides that Mr. Stigliano will devote his full business time to the performance of services as the as Vice President, CFO and Treasurer of the Company. The agreement expires on July 1, 2008, unless earlier terminated and may be renewed upon the agreement of the Company and Mr. Stigliano.
Mr. Stigliano’s employment agreement provides for a base salary of $250,000, subject to annual performance reviews upon the completion of the year end audit. He is also entitled to receive a performance and incentive bonus each year, in an amount to be determined by the Board, or any committee thereof authorized to make such determination, which is based on Mr. Stigliano’s and the Company’s achievement of certain specified goals. The target bonus to which Mr. Stigliano is entitled is 40% of his salary. The bonus may be paid partly in cash and partly in shares of restricted stock in the discretion of the Board.
The Company has agreed to reimburse Mr. Stigliano for travel and lodging expenses incurred in his commute from Pennsylvania, in an amount not to exceed $25,000 per year. In addition, the Company will reimburse Mr. Stigliano for state and federal income taxes imposed on these reimbursable expenses.
Mr. Stigliano is also entitled to additional stock awards based upon performance and subject to the Board’s approval, reimbursement of reasonable expenses incurred by him in connection with the performance of his duties, and to participate in the Company’s Severance Plan (discussed below).
If Mr. Stigliano is terminated without “cause” (as such term is defined in Mr. Stigliano’s employment agreement), Mr. Stigliano may receive a lump sum separation payment equal to six (6) months of his then current salary. To be entitled to such a payment, Mr. Stigliano must execute and deliver to the Company a separation and release agreement, releasing the Company from any claims.

Mr. Stigliano has agreed to maintain the confidentiality of the Company’s proprietary information, and that all work product discovered or developed by him in the course of his employment belongs to the Company. In addition, he has agreed not to compete with the Company, directly or indirectly, within the United States or interfere with or solicit the Company’s contractual relationships, in each case during the term of his employment and for a period of one year following the termination of his employment.
Employment Agreement with Jeffrey Church
Effective April 20, 2007, the employment agreement between Mr. Church and the Company was terminated. Because Mr. Church was not terminated for “cause” and did not resign for “good reason,” he was not entitled to, and did not receive, any severance payment upon his termination. Mr. Church was required to repay his signing bonus in full in connection with his termination.
Employment Agreement with Raymond Hage
In November 2005 and amended in August 2007, the Company entered into an employment agreement with Mr. Hage which provides that Mr. Hage will devote his full business time to the performance of services as the Senior Vice President of Commercial Operations of the Company. The agreement expires on September 1, 2008, unless earlier terminated and may be renewed upon the agreement of the Company and Mr. Hage.
Mr. Hage employment agreement provides for a base salary of $238,392, subject to annual performance reviews. In addition, he is entitled to receive a performance and incentive bonus each year, in an amount to be determined by the Board, or any committee thereof authorized to make such determination, which is based on Mr. Hage’s and the Company’s achievement of certain specified goals. The target bonus to which Mr. Hage is entitled is 40% of his salary. The bonus may be paid partly in cash and partly in shares of restricted stock in the discretion of the Board.
On July 23, 2007, the Company agreed to reimburse Mr. Hage for the costs of relocating from Pennsylvania to Maryland in connection with the move of the Company’s headquarters in an amount not to exceed $100,000, inclusive of any tax gross ups.
Mr. Hage is also entitled to additional stock awards based upon performance and subject to the Board’s approval, reimbursement of reasonable expenses incurred by him in connection with the performance of his duties, and to participate in the Company’s Severance Plan (discussed below).
If Mr. Hage is terminated without “cause” or leaves the Company for “good reason” (as such terms are defined in Mr. Hage’s employment agreement), Mr. Hage may receive a lump sum separation payment equal to six (6) months of his then current salary. To be entitled to such a payment, Mr. Hage must execute and deliver to the Company a separation and release agreement, releasing the Company from any claims.

Mr. Hage has agreed to maintain the confidentiality of the Company’s proprietary information, and that all work product discovered or developed by him in the course of his employment belongs to the Company. In addition, he has agreed not to compete with the Company, directly or indirectly, within the United States or interfere with or solicit the Company’s contractual relationships, in each case during the term of his employment and for a period of six months following the termination of his employment.
Offer Letter to Penny Heaton
On September 6, 2006, the Company and Dr. Heaton entered into an offer letter, pursuant to which Dr. Heaton was hired as the Company’s Chief Medical Officer. Dr. Heaton’s arrangement provided for a base salary of $258,000, subject to annual performance reviews. In addition, she is entitled to receive a performance and incentive bonus each year, in an amount to be determined by the Board, or any committee thereof authorized to make such determination, which is based on Dr. Heaton’s and the Company’s achievement of certain specified goals. The target bonus to which Dr. Heaton is entitled is 40% of her salary.
Dr. Heaton is also entitled to reimbursement of reasonable expenses incurred by her in connection with the performance of her duties, including professional society fees and weekly literature services and to participate in the Company’s Severance Plan (discussed below). Dr. Heaton is permitted to work from home at times, but has agreed to work from Novavax’s headquarters at least three days a week. The Company also agreed to reimburse Dr. Heaton for lodging expenses when she joined Novavax. From March 2007 through March 2008, the Company paid $1,733 per month for a lease of an apartment. The Company has since stopped paying this expense.
If Dr. Heaton is terminated without “cause” (as such terms are defined Dr. Heaton’s offer letter), Dr. Heaton is entitled to a separation payment equal to six (6) months of her then current salary, payable in accordance with the Company’s payroll practices. To receive such a payment, Dr. Heaton must execute and deliver to the Company a separation and release agreement, releasing the Company from any claims.
Offer Letter to Jim Robinson
On February 19, 2007, the Company and Mr. Robinson entered into an offer letter, pursuant to which Mr. Robinson was hired as the Company’s Vice President, Technical and Quality Operations. Mr. Robinson’s arrangement provided for a base salary of $222,000, subject to annual performance reviews. In addition, he is entitled to receive a performance and incentive bonus each year, in an amount to be determined by the Board, or any committee thereof authorized to make such determination, which is based on Mr. Robinson’s and the Company’s achievement of certain specified goals. The target bonus to which Mr. Robinson is entitled is 40% of his salary.
Mr. Robinson is entitled to reimbursement of reasonable expenses incurred by him in connection with the performance of his duties and to participate in the Company’s Severance Plan (discussed below).

Amended and Restated Change in Control Severance Benefit Plan
In August 2005, the Board of Directors adopted a Change of Control Severance Benefit Plan (the “Severance Plan”). The Severance Plan was amended in July 2006, as described below. The purpose of the Severance Plan is to provide severance pay and benefits to a select group of employees whose employment with the Company may be terminated following a change in control event, to provide such employees with an incentive to remain with the Company and help the Company consummate a strategic corporate sale or transaction that maximizes stockholder value.
Participants in the Severance Plan are recommended by the President and CEO and approved by the Board of Directors. Selected participants with existing severance agreements will be given the choice to elect coverage under the Severance Plan or under their existing agreements, whichever is more favorable. Each of the Named Executive Officers that are currently officers of the Company participate in the Severance Plan. Mr. Church was a participant in the Severance Plan while employed by the Company and was not entitled to any severance benefits when he terminated his employment.
The Severance Plan provides for the payment of benefits upon certain triggering events. A triggering event occurs if a participant’s employment is terminated due to an “Involuntary Termination without Cause” for a reason other than death or disability or as a result of a “Constructive Termination” which occurs either (i) for a certain period (not to exceed 24 months) after the effective date of a “Change in Control” or (ii) before the Change in Control but after the first day on which the Board and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of the Change In Control. The specific period of time following the effective date of a Change in Control during which payment of benefits under the Severance Plan may be triggered is as follows:

Severance
Executive	Period

Rahul Singhvi	24 months
Len Stigliano	12 months
Raymond J. Hage	12 months
Penny M. Heaton	12 months
James Robinson	12 months
If a triggering event occurs, the participant is entitled to a lump sum severance payment, a bonus equal to 100% of the target annual performance bonus for the period in which the termination date occurred, and continuation of medical, dental, vision and hospitalization benefits for a certain period of time.

	Severance	Continuation of
Executive	Payment	Benefits Period

Rahul Singhvi	24 months salary	24 months
Len Stigliano	12 months salary	12 months
Raymond J. Hage	12 months salary	12 months
Penny M. Heaton	12 months salary	12 months
James Robinson	12 months salary	12 months
Initially, the Severance Plan provided that all outstanding equity awards held by participants became vested and exercisable upon a change in control of the Company (a “Single Trigger Acceleration”). In July 2006, the board amended and restated the Severance Plan to provide that, upon a termination of employment following a Change in Control, all awards granted thereafter and held by participants shall become vested and exercisable in full (a “Double Trigger Acceleration”). In April 2007, the Compensation Committee recommended and the Board of Directors adopted revised stock option agreements, restricted stock agreements and restricted stock unit agreements for all awards made in March 2007 and thereafter that provide for Double Trigger Acceleration to conform with the amended Severance Plan. This action did not alter awards granted before March 2007. The Severance Plan provides that all vested and exercisable options may be exercised within one year from the participant’s termination date, provided however that no exercise may occur later than the expiration date of the option as set forth in the applicable option agreement.
As used herein, the terms “Involuntary Termination without Cause,” “Constructive Termination” and “Change in Control” shall have the following meanings:
Involuntary Termination without Cause means the termination of an Eligible Employee’s employment which is initiated by the Company for a reason other than Cause.
Cause means (i) conviction of, a guilty plea with respect to, or a plea of nolo contendere to a charge that the Eligible Employee has committed a felony under the laws of the United States or of any state or a crime involving moral turpitude, including, but not limited to, fraud, theft, embezzlement or any crime that results in or is intended to result in personal enrichment at the expense of the Company; (ii) material breach of any agreement entered into between the Eligible Employee and the Company that impairs the Company’s interest therein; (iii) willful misconduct, significant failure to perform the Eligible Employee’s duties, or gross neglect by the Eligible Employee of the Eligible Employee’s duties; or (iv) engagement in any activity that constitutes a material conflict of interest with the Company.

Constructive Termination means a termination initiated by an Eligible Employee because any of the following events or conditions have occurred:

(a)	a change in the employee’s status, title, position or responsibilities (including reporting responsibilities) which represents an adverse change from the employee’s status, title, position or responsibilities as in effect immediately preceding the effective date of a Change in Control or at any time thereafter; the assignment to the employee of any duties or responsibilities which are inconsistent with the employee’s status, title, position or responsibilities as in effect immediately preceding the effective date of a Change in Control or at any time thereafter; except in connection with the termination of the employee’s employment for Cause or the termination of an employee’s employment because of an employee’s disability or death, or except as the result of a voluntary termination by the employee other than as a result of a Constructive Termination;

(b)	a reduction in the employee’s pay or any failure to pay the employee any compensation or benefits to which the employee is entitled within five (5) days of the date due;

(c)	the Company’s requiring the employee to relocate his principal worksite to any place outside a thirty (30) mile radius of the employee’s current worksite, except for reasonably required travel on the business of the Company or its affiliates which is not materially greater than such travel requirements prior to the Change in Control;

(d)	the failure by the Company to (A) continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or employee benefit plan in which the employee was participating immediately preceding the effective date of a Change in Control or at any time thereafter, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the employee, or (B) provide the employee with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the employee was participating immediately preceding the date of a Change in Control or at any time thereafter;

(e)	the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy of the Company, which petition is not dismissed within sixty (60) days;

(f)	any material breach by the Company of any provision of the Severance Plan; or

(g)	the failure of the Company to obtain an agreement, satisfactory to the employee, from any successors and assigns to assume and agree to perform the obligations created under this Plan as a result of a Change in Control.

Change in Control means (i) a sale, lease, license or other disposition of all or substantially all of the assets of the Company; (ii) a consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization, own less that fifty percent (50%) of the outstanding voting power of the surviving entity and its parent following the consolidation, merger or reorganization; (iii) any transaction or series of related transactions involving a person or entity, or a group of affiliated persons or entities (but excluding any employee benefit plan or related trust sponsored or maintained by the Company or an affiliate) in which such persons or entities that were not stockholders of the Company immediately prior to their acquisition of Company securities as part of such transaction become the owners, directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities other than by virtue of a merger, consolidation or similar transaction and other than as part of a private financing transaction by the Company; or (iv) a Change in the Incumbent Board. For purposes of the Severance Plan, a Change in the Incumbent Board shall occur if the existing members of the Board on the date this Plan is initially adopted by the Board (the “Incumbent Board”) cease to constitute at least a majority of the members of the Board, provided, however, that any new Board member shall be considered a member of the Incumbent Board for this purpose if the appointment or election (or nomination for such election) of the new Board member was approved or recommended by a majority vote of the members of the Incumbent Board who are then still in office.
Regular Termination Benefits
In addition to the benefits described above, the Named Executive Officers are also entitled to certain payments and benefits upon termination of employment that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:
•	Accrued salary and vacation pay;

•	Life insurance; and

•	Distribution of plan balances under the Company’s 401(k) plan.
POTENTIAL PAYMENTS UPON TERMINATION
Termination without Cause
Dr. Singhvi, Mr. Stigliano, Mr. Hage and Dr. Heaton have arrangements with Novavax that provide for a cash severance payment if the executive is terminated without “cause.” All vested and exercisable stock options must be exercised within three months following the termination date. If such termination had occurred on December 31, 2007, the Company would have made the following payments:

Severance
Executive	Payment

Rahul Singhvi	$350,000
Len Stigliano	$125,000
Raymond Hage	$119,196
Penny Heaton	$131,453

Cause is defined to mean (i) the executive’s willful failure or refusal to perform in all material respects the services required by him; (ii) executive’s willful failure or refusal to carry out any proper and material direction by the President and CEO or Board of Directors with respect to the services to be rendered by him or the manner of rendering such services; (iii) executive’s willful misconduct or gross negligence in the performance of his duties; (iv) executive’s commission of an act of fraud, embezzlement or theft or felony involving moral turpitude, (v) executive’s use of confidential information, other than for the benefit of the Company in the course of rendering services to the Company or (iv) a breach of executive’s non-competition obligations.
Termination for Good Reason
Dr. Singhvi and Mr. Hage have employment agreements with Novavax that provide for a lump sum cash severance payment if the executive terminates his employment for good reason. All vested and exercisable stock options must be exercised within three months following the termination date. If such termination had occurred on December 31, 2007, the Company would have made the following payments:

Severance
Executive	Payment

Rahul Singhvi	$350,000
Raymond Hage	$119,196
Good Reason is defined to mean the Company’s material reduction or diminution of executives responsibilities and authority, other than for cause, without his consent.
Termination for Cause
In the event a Named Executive Officer is terminated for cause, the Company has no further obligation to the executive other than the obligation to pay any unpaid base salary accrued through the termination date. All vested and exercisable stock options must be exercised within three months following the termination date.
Termination as a Result of Death or Disability
In the event a Named Executive Officer is terminated for death or disability, the Company has no further obligation to the executive other than the obligation to pay any unpaid base salary accrued through the termination date. If the executive dies while in the employ of the Company (or within three months after the date on which the executive ceases to be an employee) vested and exercisable options may be exercised by the executive’s estate for one year following the executive’s death. If the executive becomes disabled while in the employ of the Company, vested and exercisable options may be exercised by the executive for a period of one year after the executive ceases to be an employee due to a disability.

Termination in Connection with a Change in Control
Each of the Named Executive Officers participate in the Severance Plan. The following table sets forth the payments the Company would have made had the Named Executive Officers been terminated in connection with a Change in Control in accordance with the Severance Plan:

Name	Benefit	Amount

Rahul Singhvi	Severance Payment	$700,000
	Bonus(1)	$350,000
	Equity Awards(2)	$650,800
	Health Insurance Benefits(3)	$28,134
	Total	$1,728,934
Len Stigliano	Severance Payment	$250,000
	Bonus(1)	$100,000
	Equity Awards(2)	$78,750
	Health Insurance Benefits(3)	$14,067
	Total	$442,817
Raymond Hage	Severance Payment	$238,392
	Bonus(1)	$95,357
	Equity Awards(2)	$222,905
	Health Insurance Benefits(3)	$14,067
	Total	$570,721
Penny Heaton	Severance Payment	$262,905
	Bonus(1)	$105,162
	Equity Awards(2)	$22,400
	Health Insurance Benefits(3)	$4,269
	Total	$394,736
James Robinson	Severance Payment	$220,000
	Bonus(1)	$88,000
	Equity Awards(2)	$89,600
	Health Insurance Benefits(3)	$0
	Total	$397,600

(1)	Bonus equals 100% of the Named Executive Officer’s target annual bonus award.

(2)	Reflects the premiums for health, dental and vision coverage under the Company’s group health insurance program. Amounts are based on the premiums in effect at December 31, 2007.

(3)	Represents the value of all unvested equity awards at the closing price on December 31, 2007, minus any applicable exercise price. As described above, depending on when the options were granted, certain options are Single Trigger Options and others are Double Trigger Options. For the purpose of this table, the Company has assumed that both the Change in Control and the termination occurred on December 31, 2007.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of the Annual Report:
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
          All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 21, 1997 (the “1996 Form 10-K”)), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 29, 2001 (the “2000 Form 10-K”)), as further amended by the Certificate of Amendment dated July 8, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004 (the “2004 2Q Form 10-Q”))
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 8, 2007), as amended on August 2, 2007

4.1	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”))
4.2	Rights Agreement, dated as of August 8, 2002, by and between the Company and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 9, 2002)
4.3	Registration Rights Agreement, dated as of July 16, 2004, by and between the Company and the Buyers identified therein. (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3, File No. 333-118210, filed August 13, 2004)
10.1††	Novavax, Inc. 1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 31, 2003 in connection with the Annual Meeting held on May 7, 2003)
10.2††	Novavax, Inc. 1995 Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10)
10.3††	Novavax, Inc. 2005 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed April 30, 2007 in connection with the Annual Meeting held on June 20, 2007)
10.4††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective November 9, 2005, by and between the Company and Rahul Singhvi (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10.5††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective November 9, 2005, by and between the Company and Raymond J. Hage, Jr. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10.6††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective July 2, 2007, by and between the Company and Len Stigliano (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10.7††	Consulting Agreement, dated as of April 27, 2007, effective as of March 7, 2007, between the Company and John Lambert (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 10, 2007)
10.8††	Amended and Restated Change in Control Severance Benefit Plan, as adopted July 26, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10.9††	Form of Indemnity Agreement, as authorized August 10, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed

August 16, 2005)
10.10	Facilities Reservation Agreement, dated as of February 11, 2002, by and between the Company and Packaging Coordinators, Inc. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)
10.11	Letter Agreement by and between Novavax, Inc. and Catalent Pharma Solutions, Inc., dated February 12, 2008 and effective February 19, 2008 amending the Facilities Reservation Agreement dated February 11, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed February 25, 2007)
10.12	Lease Agreement, dated as of July 15, 2004, between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.1 to the 2004 2Q Form 10-Q)
10.13	Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006)
10.14	Amendment dated as of October 25, 2006 to the Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10.15	Lease, commencing April 1, 2005, by and between United Health Care Services, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005)
10.16	Sublease Agreement by and between Human Genome Sciences, Inc., and the Company dated October 6, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2006)
10.17	License Agreement between IGEN, Inc. and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed April 1, 1996)
10.18	HIV Vaccine Design and Development Agreement, effective September 26, 2003, by and between the Company and the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, an agency of the Department of Health and Human Services (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2004, filed March 15, 2005)
10.19	Form of Senior Convertible Note (Incorporated by reference to Exhibits 99.4 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.20	Amendment Agreement by and between Novavax, Inc. and Smithfield Fiduciary LLC, dated June 15, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.21	Amendment Agreement by and between Novavax, Inc. and SF Capital Partner Ltd., dated June 15, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.22	Amendment Agreement by and between Novavax, Inc. and Portside Growth and Opportunity Fund, dated June 15, 2007 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.23	Exchange Agreement, dated July 16, 2004, between the Company, King Pharmaceuticals, Inc. and Parkedale Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.24	Termination Agreement, dated as of July 16, 2004 among King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and the Company (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.25	Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2005)
10.26	Amendment dated and entered into as of July 5, 2006, to Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2006, filed November 14, 2006)
10.27***	Exclusive License Agreement, dated February 26, 2007, between the Company and the University of Massachusetts (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 14, 2007)
10.28***	License Agreement, dated July 5, 2007, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10.29***	Asset Purchase Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2007)
10.30***	Supply Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2007)
10.31***	License Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2007)
10.32*	Forbearance and Pledge Agreement among Denis O’Donnell and the Company, dated May 7, 2007, relating to Secured Promissory Note and Pledge Agreement, each dated March 21, 2002 and filed as Exhibits 10.11 and 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10.33*	Amended and Restated Promissory Note by Mitchell J. Kelly to the Company, dated May 7, 2008, relating to Secured Promissory Note, dated March 21, 2002 and filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the

fiscal year ended December 31, 2002
10.34*	Amended and Restated Pledge Agreement among Mitchell J. Kelly and the Company, dated May 7, 2008, relating to Pledge Agreement, dated March 21, 2002 and filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 15, 2004)
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 UNITED STATES C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Rahul Singhvi, President and Chief Executive Officer of the Company
32.2	Certification Pursuant to 18 UNITED STATES C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Len Stigliano, Vice President, Chief Financial Officer and Treasurer of the Company

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2008	NOVAVAX, INC.
	By:	/s/ Rahul Singhvi
President and Chief Executive Officer and Director