Form 10-K
period 2008-12-31
NOVAVAX INC
filed 2009-03-31
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-26770
NOVAVAX, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	22-2816046 (I.R.S. Employer Identification No.)

9920 Belward Campus Drive, Rockville, Maryland (Address of principal executive offices)	20850

Registrant’s telephone number, including area code:
(240) 268-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2008 on the NASDAQ Global Market) was $108,995,283.

As of March 23, 2009, there were 68,855,091 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2008 in connection with the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”) was incorporated in 1987, and is a clinical-stage biopharmaceutical company focused on creating differentiated, value-added vaccines that improve upon current preventive options for a range of infectious diseases. These vaccines leverage our virus-like particle (“VLP”) platform technology coupled with a unique, disposable production technology. In 2005, Novavax transitioned from a specialty pharmaceutical company that sold and marketed women’s health products to an innovative, biopharmaceutical company focused on vaccines. The Company is now firmly focused on its VLP vaccine technology platform.

VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. Our VLPs resemble the virus but lack the genetic material to replicate the virus. Our proprietary production technology uses insect cells rather than chicken eggs or mammalian cells. Our current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and Respiratory Syncytial Virus (“RSV”). This RSV vaccine was recently announced on October 30, 2008.

We made significant progress in 2008 and 2007 in the development of our vaccine that targets the H5N1 avian influenza with pandemic potential. In June 2007, we released results from an important preclinical study in which ferrets that received Novavax’s pandemic vaccine were protected from a lethal challenge of the H5N1 virus. After filing an Investigational New Drug application (IND), Novavax initiated its Phase I/IIa human clinical trial in July 2007. We released interim human data from the first portion of this clinical trial in December 2007. These interim results demonstrated that Novavax’s pandemic influenza vaccine can generate a protective immune response. We conducted the second portion of the Phase I/IIa trial in March 2008 to gather additional subject immunogenicity and safety data and determine a final dose through the completion of this clinical trial. In August 2008, we reported favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across all three doses tested. Although the safety data is still blinded at the subject level (pending complete safety follow-up), there were no serious adverse events reported. In February 2009, we announced that the vaccine induced robust hemagglutination inhibition (“HAT”) responses, which have been shown to be important for protection against influenza disease. We only intend to initiate further human clinical trials for our pandemic influenza vaccine, which would be required for regulatory approval, with a collaborative partner.

We progressed development of our VLP trivalent vaccine that targets seasonal influenza virus in 2007 and 2008. In December 2007, we announced results from a preclinical study in mice. In April 2008, we announced that we received positive results from an immunogenicity study in ferrets inoculated with our trivalent seasonal influenza vaccine candidate. In September 2008, we began Phase II clinical trials to evaluate the safety and immunogenicity of different doses of our seasonal influenza vaccine. In November 2008, we announced a delay of our seasonal influenza dose ranging study in the elderly (>65 years of age) from fourth quarter of 2008 to 2009, pending top line safety and immunogenicity results from our ongoing seasonal influenza study in healthy adults. We had observed a slightly different safety profile (non-serious adverse events) from our Phase IIa trial of our pandemic VLP vaccine, and decided to review and analyze the dose response curve as well as the safety data from the healthy adult seasonal trial prior to commencing a study in the elderly. In December 2008, we announced favorable safety and immunogenicity results from our Phase IIa seasonal study in healthy adults. Further seasonal studies are planned in 2009 including the aforementioned study in elderly adults in the second half of 2009. We intend to seek a collaborative partner for our seasonal influenza vaccine upon completion of additional Phase II clinical studies, which are expected to be completed by the end of 2009.

We have also developed vaccine candidates for both RSV and VZV, both of which are currently being evaluated in preclinical studies. To date, preliminary data have shown that an RSV vaccine candidate has shown positive results in two separate studies with mice. In December 2008, Novavax and the University of Massachusetts jointly announced favorable results from a preclinical study to evaluate the immunogenicity and efficacy of an RSV vaccine candidate in mice. The RSV VLP vaccine induced strong antibody responses against RSV. We have licensed exclusive worldwide rights from the University of Massachusetts Medical School to certain technology for the development and commercialization of vaccines. In February 2009, we announced favorable results from an RSV preclinical study performed in mice against the viral fusion (F) protein, which fuses with cells in the respiratory tract and causes illness. The vaccine induced neutralizing antibodies against the viral fusion protein and also protected against RSV infection, reducing the quantity of RSV virus found in the lungs of immunized mice after a challenge with live virus. A VZV vaccine candidate has also induced antibody and T-cell responses. We plan on moving forward with further preclinical development of both vaccines in 2009.

Importantly, we have developed a unique production process for making our recombinant VLP-based vaccines using portable, disposable manufacturing technology that has advantages over traditional egg-based vaccine manufacturing and other vaccines in development. Because the equipment is both portable and disposable, a facility to produce VLP-based vaccines can be constructed and validated for production use in 12-18 months (depending on the capacity) as compared to current egg-based facilities which can take four or more years to deploy. Our manufacturing technology requires substantially less capital costs than traditional egg-based manufacturing (currently estimated at up to 75% less capital cost). Due to the use of the Company’s proprietary VLP approach in developing recombinant vaccines, the current production yields up to 10 times the yields of traditional egg-based or mammalian cell culture manufacturing are encouraging compared to currently used egg-based vaccines as well as developing mammalian cell growth approaches.

The following table shows the current stage of each product candidate in Novavax’s vaccine pipeline:

	Discovery	Preclinical	Phase I/IIa	Phase IIb/III

Pandemic Influenza	✓	✓	✓
Seasonal Influenza	✓	✓	✓
Varicella Zoster “Shingles”	✓	✓
Respiratory Syncyntial Virus (“RSV”)	✓	✓

We also had a drug delivery platform based on micellar nanoparticles (“MNPs”), proprietary oil and water nanoemulsions used for the topical delivery of drugs. The MNP technology was the basis for Novavax’s first FDA - approved estrogen replacement product, Estrasorb®. In October 2005, we entered into license and supply agreements for Estrasorb with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc. (“Allergan”), under which we manufactured Estrasorb, and Allergan had an exclusive license to sell Estrasorb in North America. In 2007, the Company and Allergan terminated the supply agreement. In April 2006, the Company entered into a License and Development Agreement and a Supply Agreement with Allergan to co-develop, supply and commercialize our MNP-based testosterone product candidate for the treatment of female hypoactive sexual desire disorder. In October 2007, these agreements were mutually terminated. In February 2008, we entered into asset purchase and supply agreements with Graceway Pharmaceuticals, LLC related to Estrasorb and supply of additional units of Estrasorb and terminated the Estrasorb license agreement with Allergan. We engaged an investment bank to aid us in the search for potential buyers or licensees of the technology, but we were not successful in attempts to sell or license the technology in fields of use outside vaccines. In 2008, we recorded an impairment charge of the remaining MNP assets we held totaling $846,000. We may not be successful in our efforts to divest the MNP assets and, if we are, it may not be on favorable terms. The operations related to our Estrasorb product are shown as discontinued operations in our financial statements.

Our Strategy

We are creating novel vaccines to address a broad range of infectious diseases across the globe using advanced, proprietary virus-like particle (VLP) technology. We are producing these VLP-based, highly potent, recombinant vaccines utilizing a new, efficient manufacturing solution.

In creating VLPs, our researchers genetically engineer three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. Our VLPs resemble a virus but lack the genetic material that would cause infection. VLP technology is a proven technology. For example Merck’s Gardasil® utilizes VLP technology. Our propriety VLPs include multiple proteins and lipids and can be tailored to induce robust and broad immune responses similar to natural infections.

Our advanced VLP technology has the potential to develop vaccines for a wide range of human infectious diseases where there are significant unmet medical needs, some of which have not been addressed by other technologies. We have used formal criteria based upon medical need, technical feasibility and commercial value to select our vaccine candidates.

Our recombinant VLP platform allows us to utilize ready-to-use and disposable equipment which enable production capacity anywhere in the world for a fraction of the cost of traditional vaccine plants. Our manufacturing platform offers several significant advantages over traditional vaccine production: (1) higher yields than traditional mammalian or egg-based systems, (2) faster facility commissioning time, (3) significantly lower capital expenditures, and (4) competitive cost of goods.

Based upon our proprietary VLP platform and manufacturing system, the key components to the business strategy are as follows:

•	Leverage our proven technologies to develop differentiated influenza vaccines

The world-wide seasonal influenza market place is projected to exceed $6 billion by 2013. Although there are several significant companies in the vaccine market, there are unmet needs related to effectiveness in certain populations, speed to market, and reliable and cost effective supply.

An influenza pandemic is considered by experts and governments to be a critical public health threat. Governments and non-government organizations have spent billions of dollars to stockpile vaccines and anti-viral drugs and to enact a variety of other measures to prepare for a pandemic. Although these measures are important, there are opportunities to do more. Specifically, there are needs related to more effective vaccines, vaccines that can be matched to a pandemic strain in time to address or halt the first-wave of a pandemic, and vaccines that can be produced in sufficient quantities to address the needs of people in areas that do not have local or domestic vaccine supply.

We believe that our influenza vaccines are designed to address many of the significant unmet needs related to seasonal and pandemic influenza. This past year our pandemic and seasonal influenza VLP vaccines generated strong Phase IIa data. Specifically, the pandemic influenza VLP vaccine induced strong neutralizing antibody titers across all three doses tested and increasing antibody titers with escalation of dose. In addition, the vaccine induced strong hemagglutination inhibition (“HAI”) responses and was well tolerated with no reports of serious adverse events. The seasonal influenza VLP vaccine study also showed robust HAI responses against each of the strains in the vaccine including H3N2, H1N1, and B strains. Cross-reactivity was observed against drifted H3N2 and H1N1 strains, a response typically not seen without an adjuvant. Safety follow-up for this study is ongoing; no vaccine-related serious adverse events have been reported to date.

There are several points of differentiation of our influenza vaccines when compared to traditional egg-based, or new mammalian based approaches that form the basis to address unmet medical needs and capitalize on commercial opportunities.

Our influenza VLPs contain components that provide a broad and robust immune response. Specifically, the VLPs contain the viral components hemagglutinin (HA), neuraminidase (NA) and matrix protein (M1). Traditional egg-based vaccines contain meaningful levels of HA but not NA or M1. The HA sequence in our VLPs is the same as in the wild-type virus and could prove more effective/immunogenic than flu vaccines produced using egg or mammalian cell lines, which alter HA. In addition the NA and M1 in our VLPs may play a role in reducing the severity of the disease by inducing antibody responses and cell mediated immunity. NA and M1 are both highly conserved, and immunity to these viral components should help provide additional protection throughout an entire flu season even as strains mutate. Finally, because of the VLPs’ structure and components, they may have greater immunogenicity in two vulnerable populations — pediatric and elderly patients.

Our influenza VLPs may provide important time to market advantages. Once an influenza virus strain is identified, our VLP vaccines can be produced in about half the time of other influenza vaccines. This can be a critical advantage in rapidly addressing a pandemic outbreak, providing a vaccine earlier in the season (including potential availability for back-to-school doctor visits) and addressing a late-breaking influenza strain.

•	Build a robust pipeline of products based upon our VLP technology

Our VLP technology is a platform technology which provides an efficient system to select lead candidates, refine manufacturing processes and optimize development across product candidates. In addition to influenza, we currently have two vaccines in discovery that are ready for preclinical development. The first vaccine is for respiratory syncytial virus (RSV) and the second is for varicella zoster virus (VZV).

RSV is the leading cause of hospitalizations in children and second only to flu as the leading cause of hospitalizations for pneumonia in the elderly. VZV is the virus that causes shingles and the associated pain that may linger for up to 6 months, called post-herpetic neuralgia. Preclinical studies of these candidates have shown consistently robust antibody responses and activation of cell mediated immunity. Further, mice vaccinated with our RSV vaccine candidates and then infected with live RSV were protected, with no virus replication in the lungs. We are now in the process of selecting one or more RSV candidates for preclinical studies to support an IND and future clinical trials.

•	Maximize the potential of our unique and efficient manufacturing process

The baculovirus expression system manufacturing process for VLP vaccines has been developed using a portable, ready-to-use approach which requires less labor and infrastructure than egg-based vaccine manufacturing processes. In addition, using process development techniques, the vaccines under development are providing yields which will lower cost of production, and also allow the possibility of higher dose products that are commercially viable. We can maximize these advantages in the near term by producing vaccines for preclinical and clinical studies of our vaccine pipeline of products, and in the long term through potential commercialization advantages.

•	Seek strategic collaborations and partnerships to advance and set the stage for the commercialization of our products and technologies

We believe proprietary VLP technology affords us a range of traditional and non-traditional commercial options that are broader than those of existing vaccine companies. Our primary strategy for maximizing the value of our early vaccine candidates is to complete early to mid stage development and at the right time, partner with an organization that has complementary capabilities to maximize the commercial value of the product.

Although the primary strategy is to create major partnerships for commercialization, the manufacturing technology affords us the option to commercialize products directly or through local partnerships. These opportunities are not possible using traditional vaccine and manufacturing approaches because of the capital investment, scale and other resources needed for industrial operations and commercialization. For example, we have a pilot launch facility capable of producing ten million-plus doses of seasonal influenza vaccines within six months of strain identification. This capacity can be used to commercialize influenza in the U.S. and other attractive markets. Another example of our strategic relationships is our collaboration with GE Healthcare (GEHC). In many countries there are significant unmet needs related to pandemic influenza.

It is highly likely that borders would close in the event of a pandemic; access to vaccine could be limited, putting populations at risk. Because of the VLP technology and the manufacturing benefits, it is cost-effective (both in terms of capital expenditures and operating costs) for a country to have an in-border solution for pandemic. Because our solution utilizes a platform technology, a country is able to adapt the manufacturing facility to create not only a seasonal vaccine, but other VLP vaccines as well. A third example is to work with government or non-government organizations (NGOs) to offer unique vaccines and vaccine solutions to countries and populations in need that currently have no or limited access.

Research and Development Technology and Activities

Vaccines

VLPs.  We develop and produce biopharmaceutical proteins for use as vaccines against pandemic and seasonal influenza and other infectious diseases. These proteins, as tolerogens, are used to prevent inflammatory responses in the initiation and progression of stroke and other illnesses. Our lead vaccine technology platform is based on VLP, which are self-assembling protein structures that resemble viruses. These are noninfectious particles that, for many viral diseases, have been shown in animal and human studies to make effective vaccines. VLPs closely mimic natural virus particles with repeating protein structures that can elicit broad and strong antibody and cellular immune responses, but lack the genetic material required for replication. We have several ongoing development programs involving VLP vaccines that address urgent medical needs, including pandemic and seasonal influenza, Varicella Zoster Virus, RSV and other infectious diseases.

Pandemic Influenza VLP Vaccine.  In the recent past, unexpected influenza subtypes of avian origin have resulted in severe morbidity and mortality in a limited number of people. Highly pathogenic H5N1 influenza viruses which are now widespread in poultry in Asia and have spread to some European countries, have been linked to human infection. Genetic reassortment between avian and human influenza subtypes, or genetic mutations, may lead to the emergence of a virus capable of causing worldwide illness, a pandemic. Proof-of-concept of the VLP approach in H5N1 pandemic influenza has been demonstrated by the Phase I/IIa human clinical trial interim results released by us in December 2007. We reported that our VLP vaccine for H5N1 influenza is immunogenic, that elicited immune responses at both 15 and 45 mcg doses. We began subject enrollment in the second portion of the Phase I/IIa trial in March 2008 to gather additional subject immunogenicity and safety data and determine a final dose through the completion of this clinical trial. In August 2008, we reported favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across all three doses tested. Although the safety data are still blinded at the subject level (pending complete safety follow-up), there were no serious adverse events reported. In February 2009, we announced that the vaccine induced robust hemagglutination inhibition (“HAI”) responses, which have been shown to be important for protectioni against influenza disease. We only intend to initiate further human clinical trials for our pandemic influenza vaccine, which would be required for regulatory approval, with a collaborative partner.

Seasonal Influenza VLP Vaccine.  According to the Center for Disease Control, every year between 5% and 20% of the United States population is infected by the influenza virus. While the severity of illness varies, influenza causes an estimated 36,000 deaths in the United States and 500,000 worldwide annually. These seasonal outbreaks have in recent years been caused by subtypes of influenza virus designated as H3N2 and H1N1. In December 2007, we announced results from a preclinical study in mice. In April 2008, we announced that we received positive results from an immunogenicity study in ferrets inoculated with our trivalent seasonal influenza vaccine candidate. In September 2008, we began Phase II clinical trials to evaluate the safety and immunogenicity of different doses of our seasonal influenza vaccine. In November 2008, we announced a delay of our seasonal influenza dose ranging study in the elderly (>65 years of age) from the fourth quarter of 2008 to 2009, pending top line safety and immunogenicity results from our ongoing seasonal influenza study in healthy adults. We had observed a slightly different safety profile (non-serious adverse events) from our Phase IIa trial of our pandemic VLP vaccine, and decided to review and analyze the dose response curve as well as the safety data from the healthy adult seasonal trial prior to commencing a study in the elderly. In December 2008, we announced favorable safety and immunogenicity results from our Phase IIa seasonal study in healthy adults. Further seasonal studies are planned in 2009 including the aforementioned study in elderly adults in the second half of 2009. We intend to seek a collaborative partner for our seasonal influenza vaccine upon completion of additional Phase II clinical studies, which are expected to be completed by the end of 2009.

Varicella Zoster VLP Vaccine.  In September 2007, we announced a new discovery-phase product indication target for the prevention of a disease associated with Varicella Zoster virus in older patients, commonly referred to as Shingles. Shingles, a skin rash often accompanied by painful blisters, is caused by the same virus that causes chickenpox. Anyone who has had chicken pox can develop Shingles because VZV remains dormant in the nerve cells and may re-emerge many years later causing the illness. Shingles most frequently occurs in patients 60 years or older and manifests itself with acute pain (post-herpetic neuralgia-PHN) occurring in 65% of affected patients. Shingles-associated pain may last months or even years and can have a negative impact on quality of life. It is also associated with high rates of hospitalization in older adults. The Advisory Committee on Immunization Practices (“ACIP”), a federal body of immunization experts, currently recommends vaccination for all individuals 60 years of age or older. With only one vaccine currently approved for use, the potential market for a Varicella Zoster vaccine is significant.

Respiratory Syncytial Virus (“RSV”).  RSV is the most commonly identified cause of lower respiratory tract infection in infants and young children with repeated infections causing moderate to severe cold-like symptoms throughout their lives. High risk individuals (including the elderly over age 65 years, people with cardiovascular disease and children less than four years of age) may also develop lower respiratory tract infections leading to bronchiolitis and pneumonia. It is estimated that more than 8.5 million adults, including the elderly over age 65 years, are infected and 900,000 patients are hospitalized annually due to RSV infection in the United States and major European countries. In the United States alone there are 177,500 hospitalizations of high risk adults including the elderly over age 65, resulting in annual medicals costs exceeding $1 billion. In addition, there are up to 125,000 infants in the United States who are hospitalized annually due to RSV.

On December 9, 2008, Novavax and the University of Massachusetts Medical School announced results from a preclinical study of an RSV vaccine candidate. Novavax has licensed exclusive worldwide rights from the University of Massachusetts Medical School to certain technology for the development and commercialization of Paramyxovirus vaccines incorporating certain VLPs. This vaccine candidate is our first recombinant VLP for the prevention of RSV disease. The preclinical study evaluated the immunogenicity and efficacy of the RSV VLP vaccine candidate in mice. The RSV VLP vaccine induced strong antibody responses against RSV, protected mice against RSV replication in the lungs, and did not lead to enhanced inflammation of the airways. These data support continued development of this and additional RSV VLP vaccine candidates containing other proteins (i.e., Gb and F) important for immunity.

VLP Vaccine Manufacturing.  All currently approved influenza vaccines are produced by growing virus in chicken eggs, from which the virus is extracted and further processed. This 50-year-old egg-based production method requires a minimum of a six-month lead time for production of a new strain of virus and significant investment in fixed production facilities, with relatively low production yields. The vaccine shortage during the 2004 flu season (caused in part by a contamination issue at a facility in the United Kingdom) highlighted the limitations of current production methods and the need for increased vaccine manufacturing capacity. It also heightened concerns regarding manufacturers’ capacity to respond to a pandemic, when the number of vaccine doses required will be higher than the number required for seasonal flu vaccines and manufacturing lead times will be even shorter. We produce VLPs using a baculovirus expression system in insect cells with disposable, low-cost equipment that can be readily dispersed both nationally and internationally. By not requiring significant production batch sizes, production capacity can be employed quickly; estimated to be built and validated within twelve to eighteen months compared to the current approved manufacturing technology that can take four years or more to deploy. Lead times for production against new virus strains are measured in weeks, not months.

In 2007, we streamlined operations by consolidating our offices and laboratories into our new corporate headquarters in Rockville, Maryland where we leased a 51,000 square foot, stand-alone facility. This facility has ample office space, state of the art laboratory space, as well as utilities that allow for operating a Good Manufacturing Practice (“GMP”) pilot plant. In late 2007, we embarked on making leasehold improvements to create a GMP pilot plant in this facility, and in May 2008, we celebrated the opening of our new state-of-the-art vaccine facility. On January 26, 2009, we announced that all equipment in our pilot plant is installed and ready for operations supporting scale-up and validation. The 5,000 square-foot, $5.0 million pilot and commercial-scale manufacturing plant will initially supply influenza vaccine for our current clinical programs with planned annual capacity of 10 million doses. This facility showcases the capability of our disposable production technology to create vaccine production capacity rapidly, in a low infrastructure environment, at a fraction of the cost required to bring traditional vaccine facilities on line. In addition to lower capital costs, we have made substantial improvement in our production yields during 2007 which allows us to remain highly competitive from a cost perspective even at higher vaccine doses. We continued to operate our manufacturing operations for producing Phase I/II vaccine materials at our Taft Court facility, also located in Rockville, Maryland, until October 2008, when we closed the Taft Court location.

VLP Intellectual Property Rights.  In March 2007, we secured additional intellectual property through the licensing of additional VLP technology through a license agreement with the University of Massachusetts using their proprietary paramyxoviruses as a core for building VLP vaccines. In July 2007, we entered into a non-exclusive license agreement with Wyeth Holdings Corporation to obtain rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use.

Other VLP Projects.  We are working on certain other vaccine projects with sponsoring organizations. These projects, described below, are currently funded and controlled by other parties. As is typical with these research contracts, we do not currently have commercial rights to these products.

HIV-1/AIDS VLP Vaccine.  The human toll of AIDS is staggering and now kills more people worldwide than any other infectious disease. Nearly 34 million people are infected with HIV-1, including 2.5 million people who were newly infected in 2007, according to the World Health Organization (“WHO”). Under a five-year National Institutes of Health (“NIH”) grant, which was awarded in 2003, we are working in collaboration with leading scientists from the University of Alabama — Birmingham, Emory University and Harvard Medical School in the development of a second-generation AIDS vaccine. In January 2007, we announced that it has significantly enhanced both the quality and purity of its VLP vaccine for HIV/AIDS. This second generation AIDS vaccine is based on the HIV-1 viral envelope with a natural three-dimensional structure to trigger a protective immune response. Preclinical studies are under way using the improved HIV-1 vaccine, and planning has begun to advance this new vaccine to human clinical trials in collaboration with the United States government potentially as early as 2009. Early versions of Novavax’s VLP vaccine were successful in triggering immune responses in preclinical studies, however, attempts to develop a vaccine against this disease has proven to be elusive to date. Novavax scientists and its collaborators discovered a way to optimize the expression of the HIV-1 envelope, which is a principal target for immunity in humans. We do not have commercial rights to this potential vaccine; however, the project does demonstrate the breadth of potential application of VLPs to various infectious diseases. This contract ended in the first quarter of 2008.

SARS VLP Vaccine.  Severe acute respiratory syndrome (“SARS”) is a viral respiratory illness cased by a coronavirus and was first reported in Asia in February 2003. According to the World Health Organization (WHO), subsequent to the 2003 breakout, over 8,000 people were infected, with 774 reported deaths. While there is currently no known reported SARS transmission globally, WHO and other such agencies continue to monitor the SARS situation on a global basis as health officials remain concerned that SARS or similar disease could reemerge. In 2005, the NIH awarded us a $1.1 million, three-year grant to develop a vaccine to prevent SARS. SARS is a severe form of pneumonia, accompanied by a fever and caused by a coronavirus. Our SARS VLP vaccine is also based on the production of coronavirus-like VLPs in insect cells. In May 2008, we announced we had created a new proprietary process to develop a vaccine candidate against SARS. Novavax does not have the commercial rights to this product and continues to work with NIH funding to support its development. This contract ended in January 2009. We intend to apply for a no cost extension and to seek additional funding from NIH on the SARS grant.

E-Selectin Tolerogen.  In collaboration with the National Institute of Neurological Disorders and Stroke (“NINDS”), we have been developing E-selectin-based molecularly-derived products for the prevention of strokes. In September 2002, a published report in the professional journal “Stroke” provided experimental evidence on prevention of stroke in stroke-prone rats. These results provided supportive evidence that E-selectin tolerization may help in the prevention of strokes and other illness where inflammatory and immune responses are involved in the initiation and progression of disease. We were awarded a government contract for the formulation development and manufacture of E-selectin for Phase I clinical trials to be run by the NINDS and the NIH. Formulation and product has been produced by the Company for future preclinical and human clinical trials. We do not have commercial rights to this product.

Research and Development Funding

Total externally contracted research and development costs were $0.3 million in 2008, $1.0 million in 2007 and $0.9 million in 2006. Externally contracted research and development costs were primarily related to our HIV, SARS and E-Selectin project. Total internally sponsored research and development costs were $24.0 million in 2008, $16.6 million in 2007 and $10.4 million in 2006.

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

In general, competition among pharmaceutical products is based in part on product efficacy, safety, reliability, availability, price and patent position. An important factor is the relative timing of the market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is an important competitive factor. Our competitive position also depends upon our ability to show differentiation in the seasonal flu space with a product that is more efficacious, particularly in the elderly population, and/or be less expensive and quicker to manufacture. It also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the often substantial period between technological conception and commercial sale.

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

Patent rights; licenses.  We have intellectual property (patents, licenses, know-how) related to its vaccine, drug delivery, adjuvant and other technologies. Currently, we have or have rights to over 99 United States patents and corresponding foreign patents and patent applications relating to vaccines and biologics. Our core vaccine related intellectual property extends beyond 2010. On November 6, 2008, we entered into an option agreement with SGN Biopharma which allows SGN Biopharma to license certain intellectual property rights from us related to our drug delivery technology.

In March 2007, we secured additional intellectual property through the licensing of additional VLP technology through a license agreement with the University of Massachusetts using their proprietary paramyxoviruses as a core for building VLP vaccines. In July 2007, we entered into a non-exclusive license agreement with Wyeth Holdings Corporation to obtain rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use.

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

Trade Secrets.  To a more limited extent, we rely on trade secret protection and confidentiality agreements to protect our interests. It is our policy to require employees, consultants, contractors, manufacturers, collaborators, and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with us. We also require signed confidentiality agreements from any entity that is to receive confidential information from us. With respect to employees, consultants and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property.

Government Regulations

The development, production and marketing of pharmaceutical and biological products developed by Novavax or our collaborators are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation both under provisions of that Act and under the Public Health Service Act. The Food and Drug Administration (“FDA”) assesses the safety and efficacy of products and regulates, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion. The process of obtaining FDA approval for a new product is costly and time-consuming.

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

Clinical trials may take several years to complete.  After the completion of the required phases of clinical trials, if the data indicate that the drug or biologic product is safe and effective, a BLA or NDA (depending on whether the product is a biologic or pharmaceutical product) is filed with the FDA to approve the marketing and commercial shipment of the drug. This process takes substantial time and effort and the FDA may not accept the BLA or NDA for filing. Even if filed, the FDA might not grant approval. FDA approval of a BLA or NDA may take up to two years and may take longer if substantial questions about the filing arise. The FDA may require post-marketing testing and surveillance to monitor the safety of the applicable products.

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

Manufacturing

During the fourth quarter of 2007, we commenced the build out of a manufacturing suite in our Rockville, Maryland corporate headquarters for a 5,000 square foot GMP facility to produce clinical trial material as well as modest commercialization quantities of our VLP vaccines. Due to our unique manufacturing platform, we believe we are able to produce vaccines at up to 10 times the yields of traditional manufacturing methods (i.e. egg-based), depending on the vaccine dose, and at significantly lower capital costs than currently available vaccine technologies. Construction for this GMP suite was completed and a ribbon cutting ceremony was held in May 2008. This facility was ready for use in January 2009, when we announced that all equipment in the pilot plant was installed and ready for operations supporting scale up and validation. Any plans to further expand our manufacturing capabilities at our Rockville, Maryland facilities, including the facilities necessary to expand manufacturing quantities, test and package an adequate supply of finished products in order to meet any long term commercial needs, will require additional resources and will be subject to ongoing government approval and oversight.

We had a GMP facility in our other facility in Maryland which incorporated disposable cell culture equipment that supported the manufacturing requirements for early stage clinical trial materials for our VLP vaccine candidates, including pandemic and seasonal influenza vaccine candidates, and other biologic products. This facility was used through September 2008, when we consolidated our research and development and manufacturing activities into one facility.

We also had a manufacturing facility in Philadelphia, Pennsylvania. Estrasorb, our first FDA-approved commercial product, was being manufactured at this facility. In February 2008, we entered into an agreement with Graceway Pharmaceuticals, LLC (“Graceway”) to sell our manufacturing equipment and other assets related to Estrasorb. In addition to the sale of assets, we agreed to produce additional lots of Estrasorb on behalf of Graceway, which was completed in August 2008, at which time we closed down this operation and exited the facility.

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

Business Development

We continue to explore opportunities for corporate alliances and partners to help develop and ultimately commercialize and market our technologies and product candidates. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for some or all aspects of product development, manufacturing, marketing and sales of our products that will require broad marketing capabilities and overseas marketing. Specifically, we are working with GE Healthcare to engage foreign countries in discussions of in-border solutions to a pandemic threat. We also are seeking to collaborate with global vaccine and other large pharmaceutical companies for our seasonal product. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of later stage clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for rights to market specific products in particular geographic territories.

Employees

As of March 10, 2009, we had 69 full-time employees and 1 part-time employee for a total of 70 employees, 20 of whom hold M.D. or Ph.D. degrees and 15 of whom hold other advanced degrees. Of our total workforce, 51 are engaged primarily in research, development and manufacturing activities and 19 are engaged primarily in business development, finance and accounting and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

Executive Officers

Our executive officers hold office until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws.

The following table provides certain information with respect to our executive officers.

		Principal Occupation and Other Business
Name	Age	Experience During the Past Five Years

Rahul Singhvi	44	President and Chief Executive Officer and Director of Novavax since August 2005. Senior Vice President and Chief Operating Officer of Novavax from April 2005 to August 2005 and Vice President, Pharmaceutical Development and Manufacturing Operations from April 2004 to April 2005. For 10 years prior to joining the Company, served in several positions with Merck & Co., culminating as Director of the Merck Manufacturing Division from 1999 to 2004.
Raymond J. Hage, Jr.	41	Senior Vice President, Commercial Operations since October 2006. Senior Vice President and Chief Operating Officer from August 2005 to October 2006 and Vice President of Marketing and Corporate Development of Novavax from January 2004 to August 2005. Prior to joining the Company, served in several positions including an independent marketing consultant with CHS, Inc. in 2003, Director of Marketing with Cephalon, Inc. from 2002 to 2003 and for 10 years held various marketing and sales roles at Eli Lilly culminating as Director of US Women’s Health from 2001 to 2002.
Penny Heaton	44	Vice President, Research & Development and Chief Medical Officer of Novavax since October 2006. Prior to joining the Company, served as Sr. Director and Director of Vaccine Clinical Research at Merck & Co., Inc. from 1999 to September 2006.
James Robinson	48	Vice President, Technical Operations and Quality Operations at Novavax since March 2007. Served at sanofi pasteur, Inc. in its US Vaccine Division in various positions, most recently, as Vice President, Industrial Operations from June 1986 to December 2006.
Thomas Johnston	38	Vice President, Strategy of Novavax since April 2008. Prior to joining the Company in March 2007, and from August 2003 served as independent strategic business consultant and Gemalto employee for multiple industries including banking, government security and mobile telecommunications. Prior to this, served as VP of Emerging Technology for Fleet Bank, and additional roles within Microsoft Corporation and Comcast Corporation.
Evdoxia Kopsidas	44	Director of Finance, since October 2006. Prior to joining the Company, served as Controller of BioVeris Corporation from June 2004 through October 2006 and Controller of BioReliance Corporation between April 1998 and June 2004. Appointed as Interim Principal Accounting Officer in February 2009.

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

You should carefully consider the following risk factors in evaluating our business. There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RISKS RELATED TO OUR BUSINESS

We have a history of losses and our future profitability is uncertain.

Our expenses have exceeded our revenues since our formation in 1987, and our accumulated deficit at December 31, 2008 was $235.8 million. Our net revenues from continuing operations for the last three fiscal years were $1.1 million in 2008, $1.5 million in 2007, and $1.7 million in 2006. We have received a limited amount of related revenue from research contracts, licenses and agreements to provide vaccine candidates, services and technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in significant revenues to offset our expenses. Our net losses for the last three fiscal years were $36.0 million in 2008, $34.8 million in 2007, and $23.1 million in 2006, including discontinued operations.

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

We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to:

•	pay our outstanding $22 million principal amount of 4.75% senior convertible notes due July 15, 2009 (the “convertible notes”);

•	complete Phase II clinical trials for our seasonal flu vaccine;

•	complete our human Phase I/IIa clinical trial for our pandemic flu vaccines;

•	conduct additional preclinical studies for Varicella Zoster and RSV product candidates using our VLP vaccine technology platform;

•	obtain validation from the Food and Drug Administration as a product manufacturing facility and comply with the FDA’s manufacturing facility requirements; and

•	maintain, expand and protect our intellectual property portfolio.

As a result, we expect our cumulative operating losses to increase until such time, if ever, that product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our continuing operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

We have limited financial resources and we are not certain that we will be able to maintain our current level of operations or be able to fund the further development of our product candidates.

We do not expect to generate revenues from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fund our operations, and we will therefore use our cash resources and expect to require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings, collaborative licensing and development arrangements and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, further downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of existing stockholders’ percentage ownership in the Company. Given the current market price of our common stock, such dilution would likely be substantial. These future offerings also could have a material and adverse effect on the price of our common stock.

Our convertible notes mature on July 15, 2009 and the use of our cash and common stock to satisfy this debt could adversely affect our cash flow, dilute stockholders, cause the price of our common stock to go down and limit our ability to raise capital.

As of December 31, 2008, we had $22.0 million principal amount of our convertible notes outstanding, although for financial reporting purposes the value was held at $21.8 million, net of a $200,000 debt discount, that will be accrued to the principal amount over the remaining term of the debt. Under the terms of the convertible notes, at our option, we can pay up to 50% of the outstanding convertible notes in Novavax common stock on the due date, subject to the satisfaction of certain conditions, including, among other things, a requirement that the shares issued upon conversion be registered or freely tradable without registration, that the shares of common stock have not been suspended from trading on NASDAQ during the applicable measurement period and there is no threatened delisting or suspension, and that we are otherwise in compliance with our agreements with the noteholders. The amount of shares that may be issued at maturity may be subject to adjustment depending on the noteholder’s percentage ownership of the Company on an as-converted basis and if the Company’s stock price falls below $2.00 during the measurement period. As a result, the Company will have to pay at least $11.0 million in cash to satisfy the convertible notes on the due date unless the notes are converted into common stock, redeemed or amended.

We believe that the pending maturity date, potential dilution and use of cash to pay the principal and interest due July 15, 2009 may be a factor in the recent reduction in the Company’s common stock market price. Until the convertible notes are paid, converted, redeemed or amended, it is likely to cause the market price to remain depressed or further decrease. In addition, the outstanding convertible notes and the pending maturity date may be having additional negative consequences. It could

•	affect our ability to raise additional capital, either through the issuance of additional debt or sales or equity securities;

•	influence a potential strategic or collaborative partner’s willingness to enter into collaborative licensing or development arrangements with us;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry, which may place us at a competitive disadvantage compared with competitors that have less indebtedness.

We may incur additional indebtedness in the future for various reasons, including restructuring the convertible notes, which could extend or increase the risks associated with our substantial leverage.

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock, our ability to access the capital markets and our ability to convert our convertible debt

In December 2008, NASDAQ extended its suspension of the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares. Given the continued extraordinary market conditions, NASDAQ is extending the suspension of the bid price and market value of publicly held shares requirements. Enforcement of these rules is scheduled to resume on Monday, April 20, 2009. Our stock price has not closed above the minimum $1.00 bid price since February 26, 2009.

Additionally, we must maintain stockholders’ equity of at least $30 million to be in compliance with the continued listing standards for the NASDAQ Global Market. At December 31, 2008, our consolidated stockholders’ equity was approximately $45 million. We cannot guarantee that we will be able to meet this listing standard in the future. If we fail to meet this NASDAQ listing requirement in the future and are unable to successfully appeal to the NASDAQ Listing Qualification Staff and Hearings Panel for an extension of time to regain compliance, our common stock could be delisted from the NASDAQ Global Market, and we may apply to have our stock traded on the Over-The-Counter Bulletin Board, an electronic quotation system that displays stock quotes by market makers. There can be no assurance that our common stock would be timely admitted for trading on that market. This alternative may result in a less liquid market available for existing and potential shareholders to buy and sell shares of our stock and could further depress the price of our stock. In addition, it is a condition to our ability to pay up to half of our convertible notes in shares of common stock that our shares not be suspended from trading on NASDAQ and there is no threatened suspension or delisting.

The current capital and credit market conditions may adversely affect the company’s access to capital, cost of capital, and ability to execute its business plan as scheduled

Access to capital markets is critical to our ability to operate. Traditionally, biopharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past year have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our product candidates and clinical trials. The general economic and capital market conditions, both in the United States and worldwide have deteriorated significantly and have adversely affected our access to capital and increased the cost of capital, and there is no certainty that a recovery in the capital and credit markets, enabling us to raise capital, will occur in the 2009 fiscal year. If these economic conditions continue or become worse, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, an inability by the Company to access the capital markets on favorable terms due to our low stock price, or upon our delisting from the NASDAQ Global Market if we fail to satisfy a listing requirement, could affect our ability to execute our business plan as scheduled. Moreover, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers, and certain other important vendors and consultants. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

We are limited in our ability to raise additional capital and any sale of common stock could be significantly dilutive to existing stockholders.

We will need to engage in capital raising activities in the near term. Current economic and market conditions, as well as our convertible notes (as described above), significantly restrict our ability to raise capital through common stock sales and additional indebtedness. Due to these and other conditions, we may not be able to sell shares of our common stock at a price favorable to us or we may need to sell a large block of stock to raise sufficient capital or be able to sell any stock at all. The sale of common stock would cause an immediate and substantial equity dilution for our existing stockholders. This may further depress the market price of our common stock and further impair our ability to raise additional capital by selling our common stock. Based on the current trading price of our common stock, we may face challenges selling equity to raise sufficient funds to execute our business plan due to NASDAQ’s Marketplace rules.

A portion of our investments are auction rate securities which present potential liquidity concerns.

As of December 31, 2008, we had $8.2 million invested in auction rate securities, which were classified as short-term investments available for sale and carried at their estimated fair value of $7.0 million. Auction rate securities are long-term debt instruments that provide liquidity through a competitive bidding process known as a “Dutch Auction” that resets the applicable interest rates at pre-determined calendar intervals. Due to recent uncertainties in the credit markets, we may be unable to liquidate some or all of our auction rate securities when we are in need of the cash to fund operations at prices that are acceptable to us. Even if we are able to liquidate the investments, the sales may be at a loss. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in the ultimate sale. It is uncertain as to when the liquidity issues relating to these investments will improve.

We have repositioned ourselves from a specialty pharmaceutical company and face all the risks inherent in the implementation of a new business strategy.

In 2005, we changed the focus of the Company from the development and commercialization of specialty pharmaceutical products to the research and development of new products using our proprietary virus-like particle vaccine technology platform. We cannot predict whether we will be successful in implementing our new business strategy.

We focus our research and development activities on vaccines, an area in which we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biotechnology development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to market and sell, a product candidate. Product candidates that initially appear promising often fail to yield successful products. In many cases, preclinical or clinical studies will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials will likely lead to increased investment, accelerating cumulative losses, to bring such products to market. Even after a product is approved and launched, general usage or post-marketing studies may identify safety or other previously unknown problems with the product, which may result in regulatory approvals being suspended, limited to narrow indications or revoked, which may otherwise prevent successful commercialization.

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

There are many seasonal flu vaccines currently approved and marketed. Competition in the sale of these seasonal flu vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal flu space, a product must be more efficacious, particularly in the elderly population, and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, often by adding an adjuvant that is used to increase the efficacy of the current product, each of which is intended to be more efficacious than products currently being marketed. Our seasonal flu product may not prove to be more efficacious than current products or products under development by our competitors. Further, our manufacturing system may not provide enough savings of time or money to provide the required differentiation for commercial success.

Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical or other companies. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product development and commercialization efforts. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

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

We depend on our senior executive officers as well as key scientific and other personnel. The loss of these individuals could harm our business and significantly delay or prevent the achievement of research, development or business objectives. Our Chief Financial Officer resigned effective January 28, 2009 to pursue opportunities closer to home. While we have retained an executive search firm to recruit a replacement Chief Financial Officer, however, we may not be able to attract a qualified individual on terms acceptable to us. We have not purchased key-man life insurance on any of our executive officers or key personnel, and therefore may not have adequate funds to find acceptable replacements for them. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

We also rely from time-to-time on outside advisors who assist us in formulating our research and development and clinical strategy. We may not be able to attract and retain these individuals on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operations.

We have experienced significant management turnover.

Our current President and Chief Executive Officer, Rahul Singhvi, assumed this responsibility in August 2005. Most of our executive officers have joined us since that time. As mentioned above, our Chief Financial Officer resigned effective January 28, 2009, and efforts are underway to find a replacement. This lack of management continuity, and the resulting lack of long-term history with our Company, could result in operational and administrative inefficiencies and added costs. If we were to experience additional turnover at the executive level, these risks would be exacerbated.

We may have product liability exposure.

The administration of drugs to humans, whether in clinical trials or after marketing clearances are obtained, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $10 million for claims arising from the use of our currently marketed products and products in clinical trials prior to FDA approval. Coverage is relatively expensive, and the market pricing can significantly fluctuate. Therefore, we may not be able to maintain insurance at a reasonable cost. There can be no assurance that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert management’s attention.

Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to subjects or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

There are outstanding loans owed by certain of our former directors, which if not repaid, would result in a loss to the Company.

We have two outstanding notes to former directors which are secured by shares of our common stock. The notes were initially due upon the earlier of (a) the date the individual ceased to be a director of Novavax, (b) in whole or in part, to the extent of net proceeds on the date on which the director sold all or a portion of the pledged shares, or (c) March 21, 2007.

In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, we approved an extension of the former director’s $448,000 note to December 31, 2007 or earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. On May 7, 2008, the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”). The Amendment restates the entire amount outstanding as of December 31, 2007, including accrued interest, or $578,848, as the new outstanding principal amount. Furthermore, the Amendment further extends the maturity date of the note to June 30, 2009, permits us to sell the pledged shares if the market price of the common stock exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning on June 30, 2008.

In March 2007, the second director resigned from the Board of Directors before the maturity date. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, we have the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds a certain target at any time during the period between May 7, 2007 and June 30, 2009. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director.

We are uncertain about the collectability of these notes. We do not know if the price of our common stock will reach the target prices allowing us to realize on the pledged collateral. Even if we are able to sell some or all of the pledged shares, we may not recover the full amount outstanding under either note. We continue to actively work with these two individuals to collect the amounts outstanding and reserve our rights to legal remedies available to us. There are no assurances that the former directors will be able to repay the notes when due under the terms of the current agreements.

We may not be able to win government, institution or non-profit grants.

From time to time, we may apply for grants from academic institutions, government agencies and non-profit entities. Such grants can be highly attractive because they provide capital to fund the ongoing development of our technologies and product candidates without diluting our stockholders. However, there is often significant competition for these grants. Grantors may have requirements to apply for or to otherwise be eligible to receive certain grants that our competitors may be able to satisfy that we cannot. In addition, grantors may make arbitrary decisions as to whether to make grants, to whom the grants will be awarded and the size of the grants to each awardee. Therefore, we may not be able to win grants.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to raise capital and may adversely affect our business and liquidity.

The current economic conditions and related capital markets may have a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has led to an extended worldwide recession. We may face significant challenges in selling shares of common stock or in obtaining debt financing if conditions in the capital markets do not improve.

If we are not able to enter into a collaborative licensing and development arrangement with a third party or win a government grant, we will need to raise money through additional debt or equity offerings. Our ability to access the capital markets may be severely restricted at a time when we are accessing such markets, which would have a negative impact on our business plans, including our pre-clinical studies and clinical trial schedules and other research and development activities. Even if we are able to raise additional capital, it may not be at a price or on terms that are favorable to us and it may cause a substantial dilution to our existing stockholders. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

If we are unable to partner with a third party to advance the development of one or more of our vaccine candidates, we will need to raise money through additional debt or equity financings. To the extent that we raise additional capital by issuing equity securities, our stockholders will experience immediate and significant dilution. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. In addition, current economic conditions may also negatively affect the desire or ability of potential collaborators to enter into transactions with us. They may also have to delay or cancel research and development projects or reduce their overall budgets.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our short-term investments consist primarily of auction rate securities and are classified as available for sale. While as of the date of this filing, we have recorded a reduction in the value of these securities due to their illiquidity of approximately $1.2 million, we cannot assure you that further deterioration in conditions of the global credit and financial markets will not occur. Such a further deterioration could negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. As described above under “A portion of our investments are auction rate securities which present potential liquidity concerns”, we hold some auction rate securities that could have additional liquidity concerns.

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

We have not completed the development of vaccine products and we may not succeed in obtaining the FDA approval necessary to sell additional products.

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

The processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our products to the satisfaction of such regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of our control. Safety concerns may emerge that could lengthen the ongoing trials or require additional trials to be conducted. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical studies. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved drugs may not be approved, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our product candidates, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our drug candidates are not approved, our ability to generate revenues will be limited and our business will be adversely affected.

We must identify products and product candidates for development with our VLP technology and establish successful third-party relationships.

The near and long-term viability of our vaccine product candidates will depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies and government agencies. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. We will only initiate further human clinical trials for our pandemic influenza vaccine with a collaborative partner and will seek a collaborative partner for our seasonal influenza vaccine upon completion of additional Phase II clinical studies. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, our products’ ability to address these areas or other reasons beyond our expectations or control. If we fail to establish a sufficient number of collaborations or government relationships on acceptable terms, we may not be able to commercialize our vaccine product candidate or generate sufficient revenue to fund further research and development efforts.

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

We are dependent on third-party research organizations to conduct some of our laboratory testing and human studies. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we request. We may not be able to secure and maintain suitable research organizations to conduct our laboratory testing and human studies. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities of clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

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

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, losing any potential marketing advantage of being early to market and increased trial costs. The speed with which we begin and complete our preclinical trials necessary to begin human studies, human clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	our ability to manufacture or obtain sufficient quantities of materials for use in necessary preclinical studies and clinical trials;

•	prior regulatory agency review and approval;

•	Institutional Review Board approval of the protocol and the informed consent form;

•	the rate of subject or patient enrollment and retention, which is a function of many factors, including the size of the subject or patient population, the proximity of subjects and patients to clinical sites, the eligibility criteria for the study and the nature of the protocol;

•	negative test results or side effects experienced by trial participants;

•	analysis of data obtained from preclinical and clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent further studies or regulatory approval;

•	the availability of skilled and experienced staff to conduct and monitor clinical studies and to prepare the appropriate regulatory applications; and

•	changes in the policies of regulatory authorities for drug or vaccine approval during the period of product development.

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

Our facility in Maryland is subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, microorganisms and various hazardous compounds used in connection with our research and development activities. In the United States, these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets, including our proprietary drug delivery and biological technologies. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or allowing third parties infringe our rights. We currently have or have rights to over 99 United States patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

Although our patents include claims covering various features of our products and product candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information.

If we infringe or are alleged to infringe the intellectual property rights of third parties, it will adversely affect our business, financial condition and results of operations.

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

Our license agreement with Wyeth Holdings Corporation, which gives us rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use, is non-exclusive. These applications are very significant to our business. Payments since inception, under this agreement, have aggregated $4.8 million as of December 31, 2008 and are expected to aggregate an additional $0.3 million during 2009, based on current planned clinical development and therefore, related milestones achieved under the agreement. If each milestone is achieved for any particular product candidate, we would be obligated to pay an aggregate of $14 million to Wyeth Holdings for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in these “Risk Factors.” Annual license maintenance fees under the Wyeth Holdings agreement aggregate $0.3 million per year. Our license with the University of Massachusetts gives us exclusive rights to develop and commercialize vaccines incorporating certain virus-like particles for use in human vaccines.

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

Our stock price has been highly volatile.  The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2008 through March 23, 2009, the closing price of our common stock has been as low as $0.56 per share and as high as $3.71 per share. The market price of our common stock may be influenced by many factors, including:

•	future announcements about our Company or our collaborators or competitors, including the results of testing, technological innovations or new commercial products;

•	clinical trial results;

•	depletion of our cash reserves;

•	the approach of the maturity of our convertible notes on July 15, 2009 if additional capital is not raised, or the payment and/or conversion of our convertible notes;

•	sale of equity securities or issuance of additional debt;

•	announcement by us of significant strategic partnerships, collaborations, joint ventures, capital commitments or acquisitions;

•	changes in government regulations;

•	developments in our relationships with our collaboration partners;

•	announcements relating to health care reform and reimbursement levels for new drugs;

•	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);

•	litigation;

•	public concern as to the safety of our products;

•	significant set-backs or concerns with the industry or the market as a whole; and

•	the other factors described in this “Risk Factor” section.

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

We have current operations in one leased facility. We lease approximately 51,200 square feet in Rockville, Maryland, which serves as our corporate headquarters and includes administrative offices, vaccine research and development, as well as manufacture of early stage clinical supplies. We lease approximately 13,900 square feet at another facility in Rockville, Maryland which was used for contract vaccine research, development and manufacturing of early stage clinical supplies through September 2008, when we consolidated our research and development and manufacturing activities into our one corporate facility. We continue to lease approximately 32,900 square feet for administrative office and research and development space at our former corporate headquarters in Malvern, Pennsylvania of which approximately 28,000 square feet is being subleased. Our manufacturing facility for Estrasorb and other contract manufacturing was located in Philadelphia, Pennsylvania, where we leased approximately 24,000 square feet of manufacturing space. This facility was vacated in August 2008. We believe that our corporate facility in Rockville, Maryland is sufficient for our current needs. We have additional space in our current facility to accommodate our anticipated growth over the next several years.

A summary of our current facilities is set forth below.

	Approximate
Property Location	Square Footage

Rockville, MD	51,200	Corporate headquarters and vaccine research and development
Rockville, MD	13,900	Former vaccine research and development and early clinical phase manufacturing
Malvern, PA	32,900	Former corporate headquarters and research and development

Total square footage	98,000
Malvern, PA sublease	(32,900)

Net square footage	70,000

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The NASDAQ Global Market under the symbol “NVAX”. The following table sets forth the range of high and low closing sale prices for our common stock as reported on The NASDAQ Global Market for each quarter in the two most recent years:

Quarter Ended	High	Low

January 1, 2009 to March 23, 2009	$2.04	$0.56
December 31, 2008	$3.03	$1.22
September 30, 2008	$3.42	$2.05
June 30, 2008	$3.10	$2.24
March 31, 2008	$3.71	$2.30
December 31, 2007	$4.20	$3.00
September 30, 2007	$3.72	$2.74
June 30, 2007	$3.46	$2.71
March 31, 2007	$4.50	$2.59

On March 23, 2009, the last sale price reported on The NASDAQ Global Market for our common stock was $0.80. Our common stock was held by approximately 554 stockholders of record as of March 23, 2009, one of which is Cede & Co., a nominee for Depository Trust Company (or “DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We have not paid any cash dividends on our common stock since our inception. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under our Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12. of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities

On July 31, 2008, we completed a registered direct offering of 6,686,650 units (the “Units”), with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit (or $2.8425 per unit for units sold to affiliates of the Company). The warrants represent the right to acquire 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 30, 2009 and July 31, 2013. The net proceeds were approximately $17.4 million. The purchasers in the offering were comprised of current and new institutional shareholders and affiliates of the Company. The securities described above were offered by the Company pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission (the “SEC”). As of December 31, 2008, all of the proceeds of this offering have been used for pre-clinical studies and clinical trials of our VLP-based vaccines, internal research and development programs, working capital, capital expenditures and other general corporate purposes.

On January 12, 2009 the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”), with Wm Smith & Co. (“Wm Smith”), under which the Company may sell an aggregate of up to $25,000,000 in gross proceeds of the Company’s common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. The board of directors has authorized the sale of up to 12,500,000 shares of common stock under the Sales Agreement. Based on the trading price of our common stock, we may not be able to sell all 12,500,000 shares or we may not be able to raise the full $25,000,000 in gross proceeds permitted under the Sales Agreement. Wm Smith may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. As of March 23, 2009, the Company sold 70,500 shares and received net proceeds in the amount of $121,457 under the Sales Agreement. The securities described above were offered by the Company pursuant to a registration statement previously filed and declared effective by the SEC. All of the proceeds of this offering will be used for pre-clinical studies and clinical trials of our VLP-based vaccines, internal research and development programs, working capital, capital expenditures and other general corporate purposes.

On March 31, 2009, the Company entered into a binding non-cancellable stock purchase agreement to sell 12.5 million shares of common stock to a wholly-owned subsidiary of Cadila for $0.88 per share. The Company expects to receive net proceeds in the amount of $10.65 million. This transaction is expected to close on April 1, 2009. These securities were offered by the Company pursuant to a registration statement previously filed and declared effective with the SEC. The proceeds will be used to pay a portion of the Company’s convertible notes due on July 15, 2009 and for a variety of other corporate purposes, including internal research and development programs, working capital, and other general corporate purposes.

The graph below compares the cumulative total stockholders return on the Common Stock of the Company for the last fiscal years with the cumulative total return on the NASDAQ Stock Market (United States and Foreign) Index and the NASDAQ Pharmaceutical Index (which includes Novavax) over the same period, assuming the investment of $100 in the Company’s Common Stock, the NASDAQ Stock Market (United States and Foreign) Index and the NASDAQ’s Pharmaceutical Index on December 31, 2003, and investments of all dividends. The graph and note below assume the investment of $100 on December 31, 2003 in our common stock, the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index and assumes any dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Novavax, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Novavax, Inc.	$100	$54.33	$64.17	$68.33	$55.50	$31.50
NASDAQ Composite Index (United States and Foreign)	$100	$110.06	$112.92	$126.61	$138.33	$80.65
NASDAQ Pharmaceutical Index	$100	$110.37	$112.07	$115.01	$106.58	$97.41

This graph is not “soliciting material”, is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2008. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in the Annual Report on Form 10-K. These historical results are not necessarily indicative of results that may be expected for future periods.

	For The Years Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Statements of Operations Data:
Revenues	$6,498	$5,343	$1,738	$1,513	$1,064
Loss from operations	(21,933)	(4,316)	(21,116)	(30,271)	(34,360)
Loss from continuing operations	(23,389)	(6,319)	(19,577)	(28,590)	(36,322)
(Loss) income from discontinued operations	(2,531)	(4,855)	(3,491)	(6,175)	273
Net loss	(25,920)	(11,174)	(23,068)	(34,765)	(36,049)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.63)	$(0.15)	$(0.33)	$(0.47)	(0.53)
(Loss) income per share from discontinued operations	(0.07)	(0.11)	(0.06)	(0.10)	—
Basic and diluted net loss per share	$(0.70)	$(0.26)	$(0.39)	$(0.57)	(0.53)

Shares used in computing basic and diluted net loss per share	36,926,034	42,758,302	58,664,365	61,101,474	68,174,338

	As of December 31,
	2004	2005	2006	2007	2008

Balance Sheet Data:
Cash and investments	$17,876	$31,893	$73,595	$46,489	$33,900
Total current assets	23,937	37,611	77,342	49,016	35,096
Working capital	15,361	32,735	72,003	42,810	7,379
Total assets	77,993	84,382	121,877	91,291	76,625
Long term debt, less current portion	35,970	29,678	22,458	21,629	480
Accumulated deficit	(130,720)	(141,894)	(164,962)	(199,727)	(235,776)
Total stockholders’ equity	33,281	49,652	94,001	63,065	45,489

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements or historical experience include risks and uncertainties, including our ability to raise capital through public or private equity and/or debt financings; the maturity of our convertible notes on July 15, 2009, and our obligation to pay at least $11 million in cash upon maturity, absent a conversion or amendment to the convertible notes prior to their maturity, the failure by Novavax to secure and maintain relationships with collaborators; risks relating to the early stage of Novavax’s product candidates under development; uncertainties relating to commencing clinical trials and their outcome; risks relating to the supply and commercialization, if any, of Novavax’s proposed product candidates; dependence on the efforts of third parties; dependence on intellectual property; and competition for clinical resources and patient enrollment from drug candidates in development by other companies with greater resources and visibility.

All forward-looking statements contained in this annual report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage biopharmaceutical company focused on creating differentiated, value-added vaccines that improve upon current preventive options for a range of infectious diseases. These vaccines leverage the Company’s virus-like-particle (“VLP”) platform technology coupled with a unique, disposable production technology. The Company produces these VLP based, potent, recombinant vaccines utilizing new and efficient manufacturing approaches.

VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. Our VLPs resemble the virus but lack the genetic material to replicate the virus. Our proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes shingles, and a Respiratory Syncytial Virus (“RSV”). RSV vaccine was recently announced on October 30, 2008.

We made significant progress in 2008 and 2007 in our vaccine that targets the H5N1 avian influenza with pandemic potential. In December 2007, we announced favorable interim results for a Phase I clinical trial which began in July 2007 for our pandemic influenza vaccine, that demonstrated immunogenicity and safety. In August 2008, we received favorable results from a Phase I/IIa trial which was conducted to gather additional patient immunogenicity and safety data, as well as to determine a final dose, which demonstrated strong neutralizing antibody titers across all three doses tested. Although the safety data are still blinded pending complete safety follow-up, there were no serious adverse events reported. In February 2009, we announced that the vaccine induced robust hemagglutination inhibition (“HAI”) responses, which have been shown to be important for protection against influenza disease. We only intend to initiate further human clinical trials for our pandemic influenza vaccine, which would be required for regulatory approval, with a collaborative partner.

We also progressed development of our VLP trivalent vaccine that targets seasonal influenza virus in 2008 and 2007. In December 2008, we announced favorable safety and immunogenicity results from our Phase IIa seasonal study in healthy adults which we commenced in September 2008 to evaluate the safety and immunogenicity of different doses of our seasonal influenza vaccine. We observed a slightly different safety profile (non-serious adverse events) from our Phase IIa trial of our pandemic VLP vaccine, and plan to review and analyze the dose response curve as well as the safety data from the healthy adult seasonal trial before commencing a seasonal influenza dose ranging study in the elderly (>65 years of age) next year. Further seasonal studies are planned in 2009. We intend to seek a collaborative partner for our seasonal influenza vaccine upon completion of additional Phase II clinical studies, which are expected to be completed by the end of 2009.

We have also developed vaccine candidates for both RSV and VZV, both of which are currently being evaluated in preclinical studies. To date, preliminary data have shown that an RSV vaccine candidate has shown positive results in two separate studies with mice. In December 2008, Novavax and the University of Massachusetts jointly announced favorable results from a preclinical study to evaluate the immunogenicity and efficacy of an RSV vaccine candidate in mice. The RSV VLP vaccine induced strong antibody responses against RSV. In February 2009, we announced favorable results from an RSV preclinical study performed in mice against the viral fusion (“F”) protein, which fuses with cells in the respiratory tract and causes illness. A VZV vaccine candidate has also induced antibody and T-cell responses. We plan on moving forward with further preclinical development of both vaccines in 2009.

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

We also have a drug delivery platform based on our micellar nanoparticle (“MNP”) technology, proprietary oil and water nano emulsions used for the topical delivery of drug. The MNP technology was the basis for the development of our first FDA approval estrogen replacement product known as Estrasorb. In February 2008, we sold our assets related to Estrasorb in the United States, Canada and Mexico to Graceway Pharmaceuticals, LLC (“Graceway”) and terminated the Estrasorb license agreement with Allergan. We engaged an investment bank to aid in the search for potential buyers or licensees in fields of use outside vaccines, but were not successful. Accordingly, we fully impaired these assets by recording a charge in the amount of $846,000.

Summary of Significant Transactions

On March 31, 2009, Company and Cadila Pharmaceuticals Ltd., a company incorporated under the laws of India (“Cadila”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the Company and Cadila formed CPL Biologicals Limited, a joint venture (the “JV”), of which 80% will be owned by Cadila and 20% is owned by the Company. The JV must obtain approval from India’s Foreign Investment Promotion Board (the “FIPB”) prior to issuing shares to Novavax. The JV will develop and commercialize the Company’s seasonal influenza virus-like-particle (VLP)-based vaccine candidate and Cadila’s therapeutic vaccine candidates against cancer as well as its adjuvants, biogeneric products and other diagnostic products for the territory of India. Novavax will also contribute to the JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory, such as hepatitis E and chikungunya fever. Cadila will contribute approximately $8 million over three years to support the JV’s operations. The JV will be responsible for clinical testing and registration of products that will be marketed and sold in India.

The board of directors of the JV consists of five members, three of whom (including the Chairman of the board) are nominated by Cadila and two of whom are nominated by Novavax. If the board is not in unanimous agreement on an issue, the CEOs of the Company and Cadila will work to resolve the issue. If the CEOs cannot resolve the issue in five business days, a vote by the majority of the board will decide. However, the approval of the Company and Cadila, as shareholders of the JV, and the board of directors of the JV is required for (1) the sale of all or most of the assets of the JV, (2) a change in control of the JV, (3) the liquidation, dissolution, or winding up of the JV, (4) any occurrence of indebtedness that results in the JV having a debt-to-equity ratio of 3-to-1 or greater, or (5) most amendments of the JVA or the JV’s Articles of Association.

The JV has the right to negotiate a definitive agreement for rights to for certain future Novavax products (other than RSV) and certain future Cadila products in India prior to Novavax or Cadila licensing such rights to a third party. Novavax has the right to negotiate the licensing of vaccines developed by the joint venture using Novavax’s technology for commercialization in every country except for India and vaccines developed by the joint venture using Cadila’s technology for commercialization in certain other countries, including the United States.

In connection with the JVA, on March 31, 2009, the Company also entered into license agreement, an option to enter into a license agreement, a technical services agreement and a supply agreement with the JV.

Also on March 31, 2009, Novavax entered into a binding, non-cancellable Stock Purchase Agreement (the “SPA”) with Satellite Overseas (Holdings) Limited (“SOHL”), a subsidiary of Cadila, pursuant to which SOHL has agreed to purchase 12.5 million shares of Company common stock, par value $0.01 (the “Common Stock”) at the market price of $0.88 per share. Novavax expects to deliver the shares of Common Stock on April 1, 2009. The Company expects to raise gross proceeds of $11 million in the offering. The net proceeds to the Company from the sale of the Common Stock, after deducting estimated offering expenses payable by the Company, is approximately $10.65 million.

The SPA provides that, as long as SOHL owns more than 5% of the Company’s then-outstanding Common Stock, SOHL may purchase a pro-rata portion of any Company Common Stock sale or issuance. Under the SPA, certain issuances are exempt from SOHL’s pre-emptive right, including shares issued (1) as stock dividends, stock splits, or otherwise payable pro rata to all holders of Common Stock; (2) to employees, officers, directors or consultants of the Company pursuant to an employee benefit program; (3) upon the conversion or exercise of any options, warrants or other rights to purchase Common Stock; and (4) as consideration for a merger, consolidation, purchase of assets, or in connection with a joint venture or strategic partnership. However, any issuances pursuant to (4) above, must be approved by a majority of the full board and, if the transaction exceeds 5% of the Company’s then issued and outstanding shares of Common Stock, the per share purchase price cannot be less than $0.88.

Under the SPA, for so long as SOHL owns 5% of the Company’s Common Stock, SOHL may designate one member of the Company’s board of directors.

Finally, on March 31, 2009, Novavax and Cadila entered into a Master Services Agreement (the “Master Services Agreement”) pursuant to which Novavax may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services in India. If, at the third anniversary of the Master Services Agreement, the amount of services provided by Cadila is less than $7.5 million, Novavax will pay Cadila a portion of the shortfall. Novavax will have to pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project. The term of the Master Services Agreement is five years, but may be terminated by either party if there is a material breach that is not cured within 30 days of notice or, at any time after three years, provided that 90 days prior notice is given to the other party.

At the Market Issuance

On January 12, 2009 we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell an aggregate of up to $25 million in gross proceeds of our common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. The Board of Directors has authorized the sale of up to 12,500,000 shares of common stock under the Sales Agreement. Based on the trading price of our common stock, we may not be able to sell all 12,500,000 shares or we may not be able to raise the full $25 million in gross proceeds permitted under the Sales Agreement. Wm Smith may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. We will pay Wm Smith a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement. In the first quarter of 2009, we sold 70,500 shares and received net proceeds in the amount of $121,457, under the Sales Agreement.

Facility Exit Costs

In July 2007, we decided to consolidate our research and development and manufacturing activities into our facility at Belward Campus Drive in Rockville, Maryland by closing our Taft Court facility in Rockville, Maryland. The Taft Court location was used to support the manufacturing requirements for early stage clinical trial materials for our VLP vaccine candidates. Our new GMP pilot manufacturing facility located at our Belward Campus Drive location will be used to support clinical trials and may also be used for future commercialization quantities of our VLP vaccines. The move commenced in September 2008 and was completed on October 17, 2008.

For the year ended December 31, 2008, we included $356,000 in research and development costs in the accompanying consolidated statement of operations, which represents the fair value of the remaining lease payments. This amount has not been reduced by any estimated sublease rentals as we do not anticipate receiving and do not have any current proposals to sub-let this space.

Our accrued expenses on the consolidated balance sheet as of December 31, 2008 include $296,000 related to the remaining lease payments. For the year ended December 31, 2008, research and development costs on our consolidated statement of operations include $148,000 associated with the impairment of these leasehold improvements. In October 2008, we disposed of these leasehold improvements.

Registered Direct Offering

On July 31, 2008, we completed a registered direct offering of 6,686,650 units (the “Units”), with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit (or $2.8425 per unit for units sold to affiliates of the Company). The warrants represent the right to acquire 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 30, 2009 and July 31, 2013. The net proceeds were approximately $17.4 million. The purchasers in the offering were comprised of current and new institutional shareholders and affiliates of the Company. The securities described above were offered by the Company pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission (the “SEC”).

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

Belward Lease Amendment

On June 26, 2008, we amended the lease for our corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extended the terms of the lease to January 31, 2017, (2) provided that the landlord reimburse Novavax for $3.0 million in leasehold improvements (the “Allowance”) and (3) increased the monthly installments of base rent going forward by an amount equal to the monthly amortization of the allowance over the remaining term of the lease at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, we received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount was recorded as deferred rent on the balance sheet and is being amortized as a credit to rent expense over the remaining lease term.

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

In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. The license grant allows Novavax to make, use and sell licensed products and services in certain, limited fields.

The net cash proceeds from these transactions were in excess of $2.5 million for the year ended December 31, 2008. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.

License Agreement with Wyeth Holdings Corporation

On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular product candidate, the Company would be obligated to pay an aggregate of $14 million to Wyeth Holdings for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in the Company’s Risk Factors. Annual license maintenance fees under the Wyeth Holdings agreement aggregate $0.3 million per year. The royalty to be paid by the Company under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of December 31, 2008 aggregated $4.8 million and could aggregate up to an additional $0.3 million in 2009, depending on the achievement of clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.

License Agreement with University of Massachusetts Medical School

Effective February 26, 2007, we entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, we have the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of December 31, 2008 and 2007, we made payments to UMMS in an aggregate amount that is not material to the Company. In addition, we will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology. The Company believes that all payments under the UMMS agreement will not be material to the Company in the foreseeable future. The UMMS agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by UMMS for an uncured breach by Novavax.

Sublease Agreement with PuriCore, Inc.

In April 2006, we entered into a sublease agreement with Sterilox Technologies, Inc. (now known as PuriCore, Inc.) to sublease 20,469 square feet of the Company’s Malvern, Pennsylvania corporate headquarters at a premium price per square foot. The sublease, with a commencement date of July 1, 2006, expires on September 30, 2009. This sublease resulted from our corporate move to Rockville, Maryland. In October 2006, we entered into a lease for an additional 51,000 square feet in Rockville, Maryland. Accordingly, in October 2006, the Company entered into an amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires concurrent with the initial lease on September 30, 2009. In March 2009, the Company further amended the sublease with PuriCore. The amendment, which is effective as of November 1, 2008, extends the term of the sublease until September 30, 2011, expands the sublease premises to include all of the approximately 32,900 rentable square feet and grants PuriCore the option to renew the lease for an additional three-year term.

Convertible Notes

On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding 4.75% senior convertible notes (the “Notes”) to amend the terms of the Notes. As of December 31, 2008, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments

(i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. The number of shares to be issued as repayment is determined by dividing the amount of the maturity date payment to be paid in shares by the “redemption conversion price.” The redemption conversion price is 95% of the arithmetic average of the “weighted average price” of the common stock on each trading day during the “measurement period.” The weighted average price is the dollar volume-weighted price on NASDAQ as reported by Bloomberg. The measurement period is the 20 consecutive trading days ending on and including the second trading day preceding the maturity date.

We determined the change in the value of the conversion option and have reduced the convertible debt amount by $852,000 related to this amendment, which beginning on June 30, 2007, is being accreted over the remaining term (through July 15, 2009) of the convertible notes as interest expense.

The Notes mature on July 15, 2009. Under the terms of the Notes, Novavax, at its option, can pay up to 50% of the outstanding Notes in Novavax common stock on the due date of July 15, 2009, subject to the satisfaction of certain conditions, including, among other things, a requirement that the shares issued upon conversion be registered or freely tradable without registration, that Novavax’s shares of common stock have not been suspended from trading on NASDAQ during the applicable measurement period, there is no threatened delisting or suspension, and that the Company is otherwise in compliance with its agreements with the Note holders. The amount of shares that may be issued at maturity may be subject to adjustment depending on the Note holder’s percentage ownership of the Company on an as-converted basis and if our stock price falls below $2.00 during the measurement period. As a result, we will have to pay at least $11 million in cash to satisfy the Notes on the due date unless the notes are converted into common stock, redeemed or amended.

Notes with Former Directors

In March 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, we approved the payment of the exercise price of options by two of our directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The notes were secured by an aggregate of 261,667 shares of our common stock.

In May 2006, one of these directors resigned from the Company’s board of directors. Following his resignation, we approved an extension of the former director’s $448,000 note to be payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. We entered into negotiations with the former director to extend the loan in January 2008. As of December 31, 2007, the interest accrued on this note totaled $131,000 and was fully reserved since management believes the collectability of this amount is uncertain. On May 7, 2008 the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”).

The Amendment restates the entire amount outstanding as of December 31, 2007, including accrued interest, or $578,848, as the new outstanding principal amount. Furthermore, the Amendment extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global Market exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning June 30, 2008. We received the first payment of $50,000 in July 2008 and a second payment of $5,000 in October 2008. In January 2009, we received an additional payment of $10,000.

In March 2007, the other director resigned. Following his resignation, we approved an extension of the former director’s $1,031,668 note. The note continues to accrue interest at 5.07% per annum and is secured by shares of common stock owned by the former director and is payable on June 30, 2009, or earlier to the extent of the net proceeds from any sale of the pledged shares. In addition, we have the option to sell the pledged shares on behalf of the former director at any time that the market price of our common stock, as reported on NASDAQ Global Market, exceeds $7.00 per share. As of December 31, 2007, the interest accrued on this note totaled $302,000 and was fully reserved since management believes collectability of this amount is uncertain.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, accounting for stock based compensation, goodwill, valuation of net deferred tax assets, and the valuation of our investments, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

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

Stock Based Compensation

We account for our stock options in accordance with Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”). This standard requires us to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. Under the provisions of SFAS 123R, employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock, the expected term of the award, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2008 we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. Our estimate of the risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant. As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, as amended by FASB Staff Position No. 48-1 (“FIN 48”). Under SFAS 109 and FIN 48, we must recognize deferred tax assets and liabilities for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Income tax receivables and liabilities, and deferred tax assets and liabilities, are recognized based on the amounts that more likely than not would be sustained upon ultimate settlement with taxing authorities.

Developing our provision for income taxes and analyzing our tax positions requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, any valuation allowances that may be required for deferred tax assets.

We assess the likelihood of realizing our deferred tax assets to determine whether an income tax valuation allowance is required. Based on such evidence that can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

•	cumulative losses in recent years;

•	income/losses expected in future years; and

•	the applicable statute of limitations.

Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are reversed in the period in which the more likely than not recognition threshold is no longer satisfied.

A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized. We concluded that the realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Goodwill and Intangible Assets

Goodwill originally results from business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Other intangible assets are a result of product acquisitions, non-compete arrangements and internally discovered patents. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests annually, or more frequently should indicators of impairment arise. We utilize both the market approach and the income approach to determine if we have an impairment of our goodwill. The income approach was used as a confirming look to the market approach. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. In accordance with the requirements of SFAS No. 142, we initially tested our goodwill for impairment as of January 1, 2002 and determined that no impairment was present. We thereafter performed the required annual impairment test as of December 31 of each year on the carrying amount of its goodwill.

Our annual goodwill impairment assessment has historically been completed at December 31 of each year. Given the current economic conditions and the uncertainties regarding their impact on our Company, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing at December 31, 2008 will prove to be accurate predictions of the future, or that any change in the assumptions or the current economic conditions will not trigger another goodwill impairment test before December 31, 2009. If our assumptions are not achieved or economic conditions deteriorate further, we may be required to record goodwill impairment charges in future periods. These impairment charges may be a partial or full impairment of the current balance.

Disposal of Long-Lived Assets/Discontinued Operations

We account for the impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal (“SFAS No. 144”). SFAS No. 144 requires a periodic evaluation of the recoverability of the carrying value of long-lived assets and identifiable intangibles and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses, and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. We consider historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value. SFAS No. 144 also provides accounting and reporting provisions for components of an entity that are classified as discontinued operations. We recorded an impairment loss in connection with the discontinued operations of our Philadelphia, Pennsylvania manufacturing facility for the year ended December 31, 2007 (See Notes to Consolidated Financial Statements — Note 11 — Discontinued Operations).

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS No. 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for financial statements issued for fiscal years beginning January 1, 2008. The Company did not elect the fair value option under SFAS No. 159 for any of its financial instruments upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS No. 141R”) which replaces SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. In addition, the scope of SFAS No. 141R is broader than SFAS No. 141 because it applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008 and early adoption is not allowed. We are currently evaluating the effects that SFAS No. 141R may have on any future business combinations.

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

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

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

Results of Operations for Fiscal Years 2008, 2007 and 2006 (In thousands, except percentage changes and share and per share information)

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

	2008			2007
		Change from			Change from
Revenues:		2007			2006		2006

Total net product sales	$—	$—	—%	$—	$(641)	(100)%	$641
Contract research and development	966	(422)	(31)%	1,388	320	30%	1,068
Royalties, milestone and licensing fees	98	(27)	(22)%	125	96	331%	29

Total revenues	$1,064	$(449)	(30)%	$1,513	$(225)	(13)%	$1,738

Revenues for the year ended December 31, 2008 were $1.1 million as compared to $1.5 million for the year ended December 31, 2007, a decrease of $0.4 million, or 30%. The decrease in revenues during 2008 as compared to 2007 was principally due to lower contract research and development revenue.

Contract research and development revenue is comprised of revenue from government and commercial contracts and, for the year ended December 31, 2008, is comprised of revenue from two National Institutes of Health (“NIH”) grants. Contract research revenues were $1.0 million for 2008 as compared to $1.4 million in 2007, a decrease of $0.4 million, or 31%. The decrease in contract research revenues was primarily due to the completion of a third government contract during the first quarter of 2008.

We did not record any product sales in 2008 and 2007 due to the discontinuation of the sale of Gynodiol in 2007. We recorded the excess of returns on our 2007 product sales as costs of goods sold.

Revenues for 2007 consisted of contract research revenues of $1.4 million and royalties and milestone fees from licensed products of $125,000 compared to contract research revenue of $1.1 million and royalties and milestone fees from licensed products of $29,000 in 2006. Revenues for 2006 also included product sales of $641,000. For the year ended December 31, 2007, total revenues were $1.5 million as compared to $1.7 million for the year ended December 31, 2006, a decrease of $0.2 million, or 13%. The decrease in product sales during 2007 as compared to 2006 was principally due to the discontinued sale of Gynodiol in 2007. We recorded the excess of returns on our 2007 product sales as cost of goods sold. Net product sales in 2006 were $0.6 million consisting primarily of Gynodiol. The increase in contract research revenues in 2007 as compared to 2006 was primarily due to higher government reimbursement for projects and milestones achieved in 2007. The increase in royalties and milestone payments in 2007 of $96,000 as compared to 2006 was primarily due to additional fees in 2007 of $50,000 for a development project and additional royalties from a prior sales agreement.

Contract research and development revenues for 2006 totaled $1.1 million. Revenues in 2006 were recognized under a National Institutes of Health (“NIH”) grant to develop a second generation HIV/AIDS vaccine, three manufacturing contracts and one additional government contract. Royalties, milestone and licensing fees for 2006 of $29,000 was principally due to fees from a development project.

Operating Costs and Expenses:

	2008			2007
		Change from			Change from
Operating Costs and Expenses:		2007			2006		2006

Cost of products sold	$—	$(221)	(100)%	$221	$(16)	(7)%	$237
Research and development	24,334	6,734	38%	17,600	6,271	55%	11,329
Selling, general and administrative	11,090	(2,873)	(21)%	13,963	2,675	24%	11,288

	$35,424	$3,640	11%	$31,784	$8,930	39%	$22,854

Cost of Products Sold

We did not have any cost of products sold in 2008. Costs of products sold were $163,000 in 2007, which represents the cost of products sold for Gynodiol. In June 2007, we decided to discontinue the sale of Gynodiol.

Cost of products sold decreased to $221,000 in 2007, compared to $237,000 in 2006. The decrease was entirely due to lower gross sales of Gynodiol due to the discontinued sale of the product during the third quarter of 2007, as discussed above.

Research and Development Expenses

Research and development costs increased from $17.6 million for year ended December 31, 2007 to $24.3 million for the year ended December 31, 2008, an increase of $6.7 million, or 38%. This increase was due primarily to higher research and development spending to support our strategic focus on creating differentiated, value-added vaccines that leverage our proprietary VLP technology. Outside-testing costs (including outsourced clinical trial costs, sponsored research and consulting agreements) associated with expanded preclinical testing, human clinical trials, process development, manufacturing and quality-related programs necessary to move our influenza vaccine candidates into human clinical trials and license fees paid to Wyeth account for $2.9 million of the increase. The remaining increase of $3.8 million can be attributed to an increase in employee related costs of $1.1 million, an increase in facility costs of $1.5 million and $0.4 million accrued in 2008 related to future lease payments for our Taft Court facility in Rockville, Maryland. Research and development costs in 2008 also include $0.1 million related to the revision of the useful life of the leasehold improvements at the Taft Court facility. The costs associated with our Taft Court facility resulted from our decision to consolidate our research and development and manufacturing activities into our Belward Campus Drive facility in Rockville, Maryland.

Research and development costs increased from $11.3 million in 2006 to $17.6 million in 2007, an increase of $6.3 million, or 55%. Research and development expenses were significantly higher in 2007 due to a 3.9 million increase in outside-testing costs (including sponsored research and consulting agreements) associated with expanded preclinical testing and process development, manufacturing and quality-related programs, license fees paid to Wyeth Holdings Corporation and the initiation of human clinical trials necessary to advance our influenza vaccine candidates in clinical development. The remaining increase of $2.4 million can be attributed to a $1.9 million increase in employee related costs and a $0.4 million increase in lab supplies.

General and Administrative

General and administrative costs were $11.1 million in 2008 compared to $13.9 million in 2007. The decrease of $2.8 million, or 21%, was primarily due to the correction of the classification of the notes receivable due from former directors to show these notes as reductions of equity in the December 31, 2008 consolidated balance sheet. For the year ended December 31, 2008, general and administrative expenses include a $1.2 million credit to the allowance established for the notes receivable. During the year ended December 31, 2008, we concluded that the notes receivable from the former directors should be classified as a reduction of equity and had been erroneously reclassified to an asset during the prior fiscal years. Therefore, the reserve charges taken to the statement of operations during 2006 and 2007 and during the first two quarters of 2008, totaling $1.2 million were also determined to be incorrect. We are of the opinion that when evaluated qualitatively and quantitatively, the impact of the prior period error is not material to the financial statements during any period presented. As such, we have determined it is appropriate to record the correction of this matter in the third quarter results and to not make modifications to any prior filings. The credit to general and administrative expenses is a result of the adjustment recorded in the current year results to correct the cumulative impact of the prior period errors noted above.

General and administrative expenses for the year ended December 31, 2008 were also impacted by lower facility costs of approximately $0.6 million for the new facility in Rockville, Maryland and decreased employee costs of approximately $0.3 million as we implemented our plan to consolidate all operations into our Belward Campus Drive facility in Rockville, Maryland. The credit to general and administrative expenses discussed above and the decreases in facility and employee costs was partially offset by the impairment charge to the MNP assets of $0.8. Expenses for the year ended December 31, 2007 also included non-recurring costs for the adoption of FIN 48 of $0.2 million, consulting fees related to studies of the vaccine market of $0.2 million, and investment banker fees of $0.1 million related to our decision to divest our MNP technology.

General and administrative costs were $14.0 million in 2007 compared to $11.3 million in 2006. The increase of $2.7 million was primarily due to increased facility costs of approximately $1.2 million for the Company’s new facility in Rockville, Maryland which was leased in the fourth quarter of 2006.

	2008			2007
		Change from			Change from
Net Interest and Other (Expense) Income:		2007			2006		2006

Interest income (expense)
Interest income	$959	$(2,328)	71%	$3,287	$20	1%	$3,267
Interest expense	(1,683)	(77)	5%	(1,606)	121	(7)	(1,727)

Impairment loss on short-term investments	(1,238)	(1,238)	N/A %	—	—	—	—

	$(1,962)	$(3,643)	217%	$1,681	$141	9%	$1,540

The Company had net interest and other expense of $2.0 million for 2008 compared to net interest and other income of $1.7 million for 2007, a change of $3.6 million, or 217%. Interest income decreased from $3.3 million in 2007 to $1.0 million in 2008, due in part to the correction of a matter described above related to notes receivable from former directors along with a decrease in our cash, cash equivalents, and short-term investment balances. For the year ended December 31, 2008, interest income includes a $1.0 million adjustment related to the correction of our accounting for the notes receivable with two of our former directors, as discussed above. Additionally, our cash, cash equivalents, and short-term investment balances decreased primarily due to increased spending levels related to our vaccine development programs. Interest expense increased from $1.6 million in 2007 to $1.7 million in 2008, an increase of $0.1 million or 5%. The increase in interest expense is due to the increase in the amortization of debt discount of $0.3 million, related to the amendment of the convertible notes, which occurred in June 2007. The debt discount of $852,000 is being amortized over the remaining term of the convertible notes, through July 2009. Additionally, we recorded $1.2 million as an impairment loss on investments for the year ended December 31, 2008, related to an other than temporary impairment loss on our auction rate securities.

Net interest and other income increased from $1.5 million in 2006 to $1.6 million in 2007, an increase of $0.1 million, or 9%. Interest income remained constant at $3.3 million in both 2007 and 2006, despite lower cash and cash equivalent balances in 2007, due to offsetting higher interest rates earned on investments in 2007 as compared to 2006. Interest expense decreased to $1.6 million in 2007 from $1.7 million in 2006, a decrease of $0.1 million, or 7%. The decrease in interest expense in 2007 from 2006 was principally due to conversion of $7.0 million face amount of the convertible notes into equity in March 2006, partially offset by the amortization of debt discount of $0.2 million related to the amendments to convertible notes made in 2007. In connection with amendments to the convertible notes in 2007, we recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the convertible notes.

Discontinued Operations

In October 2007, we entered into agreements to terminate our supply agreements with Allergan, successor-in-interest to Esprit. In connection with the termination, we decided to wind down operations at our previously leased manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations.

	2008			2007
		Change from			Change from
		2007			2006		2006

Revenues	$3,776	$1,863	97%	$1,913	$(1,032)	(35)%	$2,945
Costs of products sold	2,955	(3,803)	56%	6,758	2,071	44%	4,687
Excess inventory costs over market	548	(719)	57%	1,267	(282)	(18)%	1,549
Research and development	—	(63)	100%	63	(137)	(69)%	200
General and administrative	—	—	—	—	—	—	—

Total operating expenses	3,503	(4,585)	57%	8,088	1,652	26%	6,436

Net income (loss)	$273	$(6,448)	104%	$(6,175)	$(2,684)	77%	$(3,491)

As part of the Graceway transaction, we sold our rights related to Estrasorb in the United States, Canada and Mexico to Graceway as well as certain manufacturing equipment for the production of Estrasorb. The assets sold also included certain patents related to MNP technology, trademarks, customer and supplier relations and goodwill. Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax agreed to manufacture additional quantities of Estrasorb with final delivery completed in July 2008. Graceway paid a preset transfer price per unit of Estrasorb for the supply of this product. The net cash impact from this transaction was in excess of $2.5 million for the year ended December 31, 2008. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.

We recorded net income from discontinued operations of $0.2 million compared to a loss of $6.2 million for the years ended December 31, 2008 and December 31, 2007, respectively. The change resulted from an increase in revenues and a decrease in operating expenses. Revenue from discontinued operations increased to $3.8 million for 2008 from $1.9 million for 2007, an increase of $1.8 million or 97% primarily due to the recognition of revenue related to the Graceway agreements. We completed our obligations under the Graceway agreements in August 2008.

Costs of products sold for the year ended December 31, 2008, which included fixed idle capacity costs, decreased from $6.8 million in 2007 to $3.0 million in 2008, a decrease of $3.8 million, or 56%. Of the $3.0 million cost of products sold in 2008, $1.3 million represented idle plant capacity costs at our manufacturing facility. The remaining $1.7 million represented the cost of Estrasorb sales to Graceway. Of the $6.8 million cost of products sold in 2007, $3.1 million represents idle plant capacity costs and the balance of $3.7 million represented $1.5 million related to the costs of Estrasorb sales to Allergan and a $2.2 million impairment charge related to the fixed assets at our manufacturing facility. In accordance with the Supply Agreement with Allergan, which terminated in February 2008, and with the supply agreement with Graceway, we were required to sell Estrasorb at a price that was lower than our manufacturing costs. These excess costs over the product cost totaled $0.5 million and $1.2 million for the years ended December 31, 2008 and 2007.

Research and development costs from discontinued operations were $0.1 million for the year ended December 31, 2007. There were no research and developments costs from discontinued operations for the year ended December 31, 2008.

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

Costs of products sold, which includes fixed idle capacity costs increased from $4.7 million in 2006 to $6.8 million in 2007, an increase of $2.1 million, or 44%. Of the $6.8 million cost of products sold in 2007, $3.1 million represented idle plant capacity costs at our manufacturing facility. The remaining $3.7 million represented $1.5 million related to the cost of Estrasorb sales to Allergan and a $2.2 million impairment charge related to the fixed assets at our manufacturing facility. Of the $4.7 million cost of products sold in 2006, $2.5 million represents idle plant capacity costs and the balance of $2.2 million represent the costs of Estrasorb sales to Allergan. We were required to complete the manufacture of the remaining orders of Estrasorb in accordance with our agreement with Allergan in October 2007 to terminate the Allergan Supply Agreement.

In accordance with the Supply Agreement with Allergan, during 2006 and 2007, we were required to sell Estrasorb at a price that is lower than our manufacturing costs. These excess costs over the product cost totaled $1.3 million for 2007 and $1.5 million for 2006.

Research and development costs from discontinued operations decreased to $0.1 million in 2007 from $0.2 million in 2006, primarily as a result of the termination of our agreements with Allergan.

We recorded research and development costs from discontinued operations in 2006 of $0.2 million related to costs incurred for contract research performed in our manufacturing facility.

Net Loss

	2008			2007
		Change from			Change from
		2007			2006		2006

Net Loss	$(36,049)	$(1,284)	(4)%	$(34,765)	$(11,697)	(51)%	$(23,068)

Net loss per share	$(0.53)	$0.04	7%	(0.57)	$(0.17)	(44)%	$(0.39)

Weighted shares outstanding	68,174,338	7,072,591	12%	61,101,747	2,437,382	4%	58,664,365

Net loss for the year ended December 31, 2008 was $36.0 million or $0.53 net loss per share, as compared to $34.8 million, or $0.57 net loss per share, for the year ended December 31, 2007, an increased loss of $1.2 million. The increased net loss was primarily due to an increase in operating expenses of $3.6 million, a decrease in interest and other income (expense) of $3.6 million, a decrease in revenues of $0.3 million, partially offset by an increase in income (loss) from discontinued operations of $6.4 million. The weighted shares outstanding increased from 61.1 million in 2007 to 68.2 million in 2008, primarily due to the shares issued as part of the equity financing completed in July 2008.

Our net loss for 2007 totaled $34.8 million or $0.57 net loss per share, which was an increase of $11.7 million, or $0.18 net loss per share more than the net loss for 2006 of $23.1 million, or $0.39 net loss per share. The increase in the net loss in 2007 was principally due to increases in research and development expenses of $6.0 million, increases in net losses from discontinued operations of $2.7 million, the cost of our new facility in Rockville, Maryland of $1.2 million, and an increase in reserves for two former Board members note receivables of $0.9 million.

Weighted shares outstanding increased in 2007 to 61.1 million shares from 58.7 million in 2006. The increase in weighted shares in 2007 was principally due to vesting of restricted stock and exercising of stock options.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including but not limited to, the maturity of our Notes on July 15, 2009, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and manufacturing costs. We plan to continue to have multiple vaccines and products in various stages of development and we believe our research and development as well as general and administrative expenses and capital requirements will continue to increase. We will need to engage in capital raising activities in the near term. Future activities, particularly vaccine and product development, are subject to our ability to raise funds through public or private financings using equity and/or debt securities, or collaborative licensing and development arrangements with industry partners and government agencies.

	Year Ended December 31, 2008
	Continuing	Discontinued
Summary of Cash Flows:	Operations	Operations	Total
	(In thousands)

Net cash (used in) provided by:
Operating activities	$(26,764)	$2,459	$(24,310)
Investing activities	28,552	1,354	29,906
Financing activities	16,992	—	16,992

Net increase in cash and cash equivalents	18,775	3,813	22,588
Cash and cash equivalents at beginning of year			4,350

Cash and cash equivalents at end of year			$26,938

During the three-year period ended December 31, 2008, we have funded our operations primarily from the following activities:

Net proceeds (In millions)	2006	2007	2008	Total

Sales of common stock in equity offerings, net	$56.0	$—	$17.0	$73.0
License payments received	2.5	—	—	2.5
Exercise of stock options and warrants	1.7	0.1	.3	2.1
Lease incentives received	—	—	3.0	3.0

	$60.2	$0.1	$20.3	$80.6

In additional to the net proceeds outlined above, as part of the Graceway transaction, we sold our rights related to Estrasorb in the United States, Canada and Mexico to Graceway as well as certain manufacturing equipment for the production of Estrasorb. We also manufactured additional quantities of Estrasorb with final delivery completed in July 2008. The net cash impact from this transaction was in excess of $2.5 million for the year ended December 31, 2008.

As of December 31, 2008, we held $33.9 million in cash, cash equivalents and short-term investments as compared to $46.5 million at December 31, 2007. Cash, cash equivalents and short-term investments as of December 31, 2008 are net of a $1.2 million realized loss related to the impairment of our auction rate securities recorded for the year ended December 31, 2008. The $12.6 million decrease in cash, cash equivalents and short-term investments during 2008 was primarily due to the operating losses from continuing operations of $36.3 million, principal payments on debt of $1.0 million, capital expenditures for our Belward Campus Drive Good Manufacturing Practices (“GMP”) facility project, partially offset by the proceeds of our equity financing completed on July 31, 2008 of $17.4 million, and the proceeds from the Graceway transaction. We also received a lease incentive totaling $3.0 million from our landlord related to the extension of our lease term at our corporate headquarters.

As of December 31, 2008, our working capital was $7.3 million compared to $42.8 million as of December 31, 2007. This $35.5 million decrease primarily resulted from our net loss and the reclassification of our convertible debt to current liabilities, partially offset by the proceeds of our equity financing completed on July 31, 2008, an upfront payment received from Graceway as part of the Estrasorb transaction in February 2008 and a $3.0 million lease incentive received from our landlord in June 2008. Additionally, we purchased $5.7 million of capital expenditures activities and made $1.0 million in principal payments on our outstanding debt obligations during the year ended December 31, 2008.

As of December 31, 2007, we held $46.5 million in cash and investments as compared to $73.6 million at December 31, 2006. The $27.1 million decrease in cash and investments during 2007, was due to the operating loss from continued operations of $28.6 million, cash used from discontinued operations of $1.0 million, and principal payments on debt of $0.8 million, partially offset by non-cash expenses of $4.6 million and net balance sheet changes of $0.6 million. In addition, capital expenses totaled $2.0 million in 2007, primarily for equipment for vaccine development and the initial investment in the build out of a new GMP facility in our corporate headquarters.

At December 31, 2008 we had cash totaling $26.9 million and auction rate securities with a face value of $8.2 million and a fair value of $7.0 million. There has been insufficient demand at auction for each of our five auction rate securities, which had a par value totaling $8.2 million. We recorded an impairment charge on these investments of $1.2 million in the fourth quarter of 2008 on these investments due primarily to their illiquidity, and believe the $7.0 million it has recorded at December 31, 2008 represents their fair market value and the value we could liquidate the investment for, if necessary. We are currently evaluating what purchase price it could get for these securities now and what the risks along with the benefits of holding verses selling these securities. Without liquidity of these auction rate securities, our cash position would be negatively affected.

We will seek to raise additional capital through public or private equity and/or debt financing. We intend to use the proceeds from these financing transactions to pay all or a portion of the principal and interest due on the Notes and for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our vaccine and other product candidates, the development of new technologies, capital improvements and general working capital. We will also seek to fund our operations through licensing and development arrangements. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to the Company. Any capital raised by an equity offering will likely be substantially dilutive to the stockholders and any licensing or development arrangement may require the Company to give up rights to a product or technology at less than its full potential value.

As of March 23, 2009, we have sold 70,500 shares of common stock and received net proceeds in the amount of $121 pursuant to the sales agreement with Wm Smith. On March 31, 2009, we entered into a binding, non-cancellable stock purchase agreement to sell 12.5 million shares to a wholly-owned subsidiary of Cadila for a market price of $0.88 per share. We expect to close this transaction on April 1, 2009 and expect to receive net proceeds in the amount of $10.65 million.

Based on the amount of funds on hand, the anticipated proceeds from the Cadila transaction, our intention to pay 50% of the outstanding Notes in Novavax common stock, and our planned business operations, we believe we will have adequate capital resources to operate at planned levels for at least the next twelve months. However, we are planning to raise additional capital during 2009 in order to continue its current level of operations and to pursue the business plan beyond 2009. We have not, however, secured any additional commitments for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. Any equity financing would cause significant dilution at current market prices. If the we are unable to immediately secure additional capital, we will continue to assess our capital resources and we may be required to downsize our operations, reduce general and administrative costs or to delay or reduce the scope of, or eliminate one or more of our product research and development programs, thereby causing delays in our efforts to introduce our future products to market. Should we be unable to accomplish these activities, we may not be able to continue its business.

As of December 31, 2008, we had $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $4.00 per share; and mature on July 15, 2009. Under the terms of the Notes, we can, at our option, pay up to 50% of the outstanding Notes in our common stock on the due date of July 15, 2009, subject to the satisfaction of certain conditions, including, among other things, a requirement that the shares issued upon conversion be registered or freely tradable without registration, that Novavax’s shares of common stock have not been suspended from trading on The NASDAQ

Global Market during the applicable measurement period and there is no threatened delisting or suspension, and that we are otherwise in compliance with its agreements with the Note holders. The amount of shares that may be issued at maturity may be subject to adjustment depending on the Note holder’s percentage ownership of the Company on an as-converted basis and if our stock price falls below $2.00 during the measurement period. As a result, we will have to pay a least $11.0 million in cash to satisfy the Notes on the due date unless the notes are converted into common stock, redeemed or amended.

Contractual Obligations and Commitments

We utilize different financing instruments, such as debt and operating leases, to finance various equipment and facility needs. The following table summarizes our current financing obligations and commitments as of December 31, 2008 (in thousands):

		Less than	1 - 3	4 - 5	More than
Commitments & Obligations	Total	1 Year	Years	Years	5 Years

Convertible notes*	$22,000	$22,000	$—	$—	—
Operating leases	17,148	2,263	6,307	4,330	$4,248
Notes payable	1,130	650	480		—

Total principal payments	40,278	24,913	6,787	4,330	4,248
Less: Subleases	(925)	(326)	(599)	—	—

Net principal payments	39,353	24,587	6,188	4,330	4,248
Interest	619	619	—	—	—

Total commitments & obligations	$39,972	$25,206	$6,188	$4,330	$4,248

*	Convertible notes are reflected at their par value.

On June 26, 2008, we amended the lease for our corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extended the term of the lease to January 31, 2017, (2) provided that the landlord reimburse Novavax for up to $3.0 million in leasehold improvements and (3) increases the monthly installments of base rent going forward, by an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, we received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount was recorded in deferred rent on the balance sheet, and is being amortized as a credit to rent expense over the remaining lease term.

In March 2009, we further amended the sublease with PuriCore. The amendment, which is effective as of November 1, 2008, extends the term of the sublease until September 30, 2011, expands the sublease premises to include all of the approximately 32,900 rentable square feet and grants PuriCore the option to renew the lease for an additional three-year term.

In addition to the amounts reflected in the table above in the future, we may owe royalties and other contingent payments to our collaborators or license holders based on the achievement product sales, milestones and other specific objectives.

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

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2008, we had cash and cash equivalents and short-term investments of $33.9 million as follows:

Cash and cash equivalents	$26.9 million
Short-term investments classified as available for sale	$7.0 million

Our exposure to market risk is confined to our investment portfolio. As of December 31, 2008, our short-term investments are classified as available for sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments and, therefore, could impact our cash flows and results of operations.

Short-term investments at December 31, 2008 consist of investments in five auction rate securities with a par value of $8.2 million and a fair value of $7.0 million. We recorded an other than temporary impairment charge to operating related to these securities during the fourth quarter of 2008 of $1.2 million because of the current turmoil in the credit markets and management’s belief these securities cannot presently be sold at par value but are saleable at a discount from their par value. The collateral for these AAA-rated securities is guaranteed by agencies of the United States against loss of principal and interest by bond insurers.

We have classified these securities as short-term investments and have accounted for our investments in these securities as available for sale securities under the guidance of Statement of Financial Accounting Standards, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Although the auction rate securities have variable interest rates which typically reset every 16 to 32 days through a competitive bidding process known as a “Dutch auction”, they have long-term contractual maturities. These investments are classified within current assets because we may need to liquidate these securities within the next year.

The available for sale securities are carried at fair value and unrealized gains and losses on these securities, if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity. We assess the recoverability of our available-for-sale securities and, if impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. Other than temporary impairments are included in the consolidated statements of operations. As noted above, during the year ended December 31, 2008, there was a $1.2 million impairment recorded against the available for sale securities. The impairment was concluded to be other than temporary, thus the charge was taken in the consolidated statement of operations.

We had invested in auction rate securities for short periods of time as part of our cash management program. Recent uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities subsequent to December 31, 2008 as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we considered various factors to assess the fair value and the classification of the securities as short-term assets. Fair value was determined through an independent valuation using two valuation methods — a discounted cash flow method and a market comparables method. Certain factors used in these methods include, but are not necessarily limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, our ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value, and other factors.

Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short-term investments are amortized or accreted to maturity and included in interest income. The specific identification method is used in computing realized gains and losses on sale of our securities.

We are headquartered in the United States where we conduct the vast majority of our business activities. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

On June 15, 2007, we entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. As of December 31, 2007, $22.0 million aggregate principal amount remained outstanding under the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. In connection with the Amendments, we recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the Notes. Interest expense included $259,000 and $221,000 for the years ended December 31, 2008 and 2007, respectively, related to the amortization of the debt discount.

At December 31, 2008, we had a total debt of $22.3 million, most of which bears interest at fixed interest rates. We do not believe that it is exposed to any material interest rate risk as a result of our borrowing activities.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and interim principal accounting officer, who performs functions similar to a principal financial officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that review and evaluation, which included the participation of management and certain other employees of the Company, the chief executive officer and interim principal accounting officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

Changes in Internal Control over Financial Reporting

The Company’s management, including our principal executive officer and interim principal accounting officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2008, and has concluded that there was no change that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROLS OVER FINANCIAL REPORTING

Board of Directors and Shareholders of
Novavax, Inc.

We have audited Novavax, Inc. (a Delaware Corporation) and subsidiary (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 31, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the information concerning our directors, officers and corporate governance to be included in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”). We expect to file the 2009 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2008.

Item 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2009 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2009 Proxy Statement.

The following table provides the Company’s equity compensation plan information as of December 31, 2008. Under these plans, the Company’s common stock may be issued upon the exercise of options. See also the information regarding stock options of the Company in Note 9, “Stock Options” to the Consolidated Financial Statements included herewith.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	Reflected in Column(a))(c)

Equity compensation plans approved by security holders(1)	6,078,478	$3.18	3,185,928
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes the Company’s 2005 Stock Incentive Plan, 1995 Stock Option Plan and 1995 Director Stock Option Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information concerning certain related party transactions set forth in Note 14 to our Consolidated Financial Statements included herewith. We incorporate herein by reference the information concerning certain other relationships and related transactions and director independence to be contained in the 2009 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2009 Proxy Statement.

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

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

Confidential treatment has been granted for portions of exhibits marked with a triple asterisk (***).

All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 21, 1997 (the “1996 Form 10-K”)), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 29, 2001 (the “2000 Form 10-K”)), as further amended by the Certificate of Amendment dated July 8, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004 (the “2004 2Q Form 10-Q”))
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 8, 2007), as amended on August 2, 2007
4.1	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995 (the “Form 10”))
4.2	Rights Agreement, dated as of August 8, 2002, by and between the Company and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 9, 2002)
4.3	Registration Rights Agreement, dated as of July 16, 2004, by and between the Company and the Buyers identified therein. (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3, File No. 333-118210, filed August 13, 2004)
4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 30, 2008)

10	.1††	Novavax, Inc. 1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 31, 2003 in connection with the Annual Meeting held on May 7, 2003)
10	.2††	Novavax, Inc. 1995 Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Form 10)
10	.3††	Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 5, 2009)
10	.4††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective November 9, 2005, by and between the Company and Rahul Singhvi (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10	.5††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective November 9, 2005, by and between the Company and Raymond J. Hage, Jr. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10	.6††	Employment Agreement of Penny Heaton, dated October 2, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 10, 2008)
10	.7††	Employment Agreement of Len Stigliano, dated October 2, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 10, 2008)
10	.8††	Amendment to the Amended and Restated Employment Agreement of Raymond Hage, dated October 2, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 10, 2008)
10	.9††	Employment Agreement of James Robinson, effective October 2, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 16, 2008)
10	.10††	Consulting Agreement, dated as of April 27, 2007, effective as of March 7, 2007, between the Company and John Lambert (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 10, 2007)
10	.11††	Consulting Agreement of Len Stigliano, effective January 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 20, 2009)
10	.12††	Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan, (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2009)
10	.13††	Form of Indemnity Agreement, as authorized August 10, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed August 16, 2005)
10.14		Facilities Reservation Agreement, dated as of February 11, 2002, by and between the Company and Packaging Coordinators, Inc. (Incorporated by reference to Exhibit 10.13 to the 2001 Form 10-K)
10.15		Letter Agreement by and between Novavax, Inc. and Catalent Pharma Solutions, Inc., dated February 12, 2008 and effective February 19, 2008 amending the Facilities Reservation Agreement dated February 11, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed February 25, 2008)
10.16		Lease Agreement, dated as of July 15, 2004, between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.1 to the 2004 2Q Form 10-Q)
10.17		Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006)
10.18		Amendment dated as of October 25, 2006 to the Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10.19		Lease, commencing April 1, 2005, by and between United Health Care Services, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005)

10.20		Sublease Agreement by and between Human Genome Sciences, Inc., and the Company dated October 6, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2006)
10.21		Termination of Sublease dated as of May 7, 2007 between Human Genome Sciences, Inc and Novavax, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed on August 11, 2008)
10.22		Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 7, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed on August 11, 2008)
10.23		First Amendment to Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed on August 11, 2008)
10.24		Second Amendment to Lease Agreement between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of June 26, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed on August 11, 2008)
10.25		License Agreement between IGEN, Inc. and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed April 1, 1996)
10.26		HIV Vaccine Design and Development Agreement, effective September 26, 2003, by and between the Company and the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health, an agency of the Department of Health and Human Services (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2004, filed March 15, 2005)
10.27		Form of Senior Convertible Note (Incorporated by reference to Exhibits 99.4 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.28		Amendment Agreement by and between Novavax, Inc. and Smithfield Fiduciary LLC, dated June 15, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.29		Amendment Agreement by and between Novavax, Inc. and SF Capital Partner Ltd., dated June 15, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.30		Amendment Agreement by and between Novavax, Inc. and Portside Growth and Opportunity Fund, dated June 15, 2007 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 18, 2007)
10.31		Exchange Agreement, dated July 16, 2004, between the Company, King Pharmaceuticals, Inc. and Parkedale Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.32		Termination Agreement, dated as of July 16, 2004 among King Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and the Company (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed July 19, 2004)
10.33		Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2005)
10.34		Amendment dated and entered into as of July 5, 2006, to Asset Purchase Agreement, dated and entered into as of September 22, 2005, by and among the Company, Fielding Pharmaceutical Company and Pharmelle, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2006, filed November 14, 2006)
10	.35***	Exclusive License Agreement, dated February 26, 2007, between the Company and the University of Massachusetts (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 14, 2007)
10	.36***	License Agreement, dated July 5, 2007, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)

10	.37**	Asset Purchase Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2008)
10	.38**	Supply Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 25, 2008)
10	.39**	License Agreement by and between Novavax, Inc. and Graceway Pharmaceuticals, LLC, dated February 19, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 25, 2008)
10.40		Form of Subscription Agreement dated July 28, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 30, 2008)
10.41		Form of Investor Rights Agreement dated July 29, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 30, 2008)
10.42		Forbearance and Pledge Agreement among Denis O’Donnell and the Company, dated May 7, 2007, relating to Secured Promissory Note and Pledge Agreement, each dated March 21, 2002 and filed as Exhibits 10.11 and 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 1on Form 10-K/A for the year ended December 31, 2007, filed on December 12, 2008)
10.43		Amended and Restated Promissory Note by Mitchell J. Kelly to the Company, dated May 7, 2008, relating to Secured Promissory Note, dated March 21, 2002 and filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 1on Form 10-K/A for the year ended December 31, 2007, filed on December 12, 2008)
10.42		Amended and Restated Pledge Agreement among Mitchell J. Kelly and the Company, dated May 7, 2008, relating to Pledge Agreement, dated March 21, 2002 and filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 1on Form 10-K/A for the year ended December 31, 2007, filed on December 12, 2008)
10.43		At Market Issuance Sales Agreement, dated January 12, 2009, by and between Novavax, Inc. and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 13, 2009)
14		Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 15, 2004)
21		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed March 6, 2006)
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of principal accounting officer (performing functions similar to a principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification Pursuant to 18 UNITED STATESC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Rahul Singhvi, President and Chief Executive Officer of the Company*
32.2		Certification Pursuant to 18 UNITED STATESC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Evdoxia Kopsidas, Director of Finance and Interim Principal Accounting Officer of the Company*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Rahul Singhvi
President and Chief Executive Officer
and Director

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ RAHUL SINGHVI Rahul Singhvi	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ EVDOXIA E. KOPSIDAS Evdoxia E. Kopsidas	Director of Finance and Interim Principal Accounting Officer (performing functions similar to a principal financial officer)	March 31, 2009

/s/ JOHN LAMBERT John Lambert	Chairman of the Board of Directors	March 31, 2009

/s/ GARY C. EVANS Gary C. Evans	Lead Director	March 31, 2009

/s/ JOHN O. MARSH, JR. John O. Marsh, Jr.	Director	March 31, 2009

/s/ MICHAEL A. MCMANUS Michael A. McManus	Director	March 31, 2009

/s/ THOMAS P. MONATH Thomas P. Monath	Director	March 31, 2009

/s/ JAMES B. TANANBAUM James B. Tananbaum	Director	March 31, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Novavax, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Novavax, Inc. (a Delaware Corporation) and subsidiary (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Baltimore, Maryland
March 31, 2009

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share information)

ASSETS
Current assets:
Cash and cash equivalents	$26,938	$4,350
Short-term investments available for sale	6,962	9,200
Short-term investments held to maturity	—	32,939
Accounts and other receivables, net of allowance for doubtful accounts of $218 and $168 as of December 31, 2008 and 2007, respectively	290	667
Inventory	42	25
Prepaid expenses and other current assets	732	1,304
Current assets of discontinued operations	132	531

Total current assets	35,096	49,016
Property and equipment, net	8,228	5,721
Goodwill	33,141	33,141
Assets held for sale	—	899
Non-current assets of discontinued operations	—	1,634
Other non-current assets	160	880

Total assets	$76,625	$91,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,750	$1,490
Accrued expenses and other current liabilities	2,969	2,980
Current liabilities of discontinued operations	242	616
Current portion of notes payable	650	1,120
Convertible notes, current portion net of discount	21,778	—
Deferred rent	328	—

Total current liabilities	27,717	6,206
Non-current portion of notes payable	480	260
Convertible notes, net of discount	—	21,369
Deferred rent	2,939	391

Total liabilities	31,136	28,226

Commitments and contingences (see Note 13)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 69,220,221 shares issued and 68,764,591 shares outstanding at December 31, 2008, and 62,356,977 shares issued and 61,949,881 shares outstanding at December 31, 2007	692	624
Additional paid-in capital	284,595	264,618
Notes receivable from directors	(1,572)	—
Accumulated deficit	(235,776)	(199,727)
Treasury stock, 455,430 and 407,096 shares at December 31, 2008 and December 31, 2007, respectively, cost basis	(2,450)	(2,450)

Total stockholders’ equity	45,489	63,065

Total liabilities and stockholders’ equity	$76,625	$91,291

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except share and
	per share information)

Revenues:
Net product sales	$—	$—	$641
Contract research and development	966	1,388	1,068
Royalties and milestone fees	98	125	29

Total revenues	1,064	1,513	1,738
Operating costs and expenses:
Cost of products sold	—	221	237
Research and development	24,334	17,600	11,329
General and administrative	11,090	13,963	11,288

Total operating costs and expenses	35,424	31,784	22,854

Loss from continuing operations before other income (expense)	(34,360)	(30,271)	(21,116)
Other income (expense):
Interest income	959	3,287	3,267
Interest expense	(1,683)	(1,606)	(1,728)
Impairment of short-term investments	(1,238)	—	—

Loss from continuing operations	(36,322)	(28,590)	(19,577)
Income (loss) from discontinued operations	273	(6,175)	(3,491)

Net loss	$(36,049)	$(34,765)	$(23,068)

Basic and diluted weighted average number of common shares outstanding	68,174,338	61,101,474	58,664,365

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.53)	$(0.47)	$(0.33)
Earnings (loss) per share from discontinued operations	—	(0.10)	(0.06)
Net loss per share	$(0.53)	$(0.57)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

					Notes
			Additional		Receivable			Total
	Common Stock		Paid-in	Unearned	From	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Directors	Deficit	Stock	Total
	(In thousands, except share information)

Balance, January 1, 2005	50,259,494	$503	$195,361	$(425)	$(1,480)	$(141,894)	$(2,413)	$49,652
Unearned compensation against costs for stock options in accordance with SFAS No. 123	—	—	(425)	425	—	—	—	—
Non-cash compensation costs for stock options	—	—	1,776		—	—	—	1,776
Exercise of stock options	497,613	5	1,713	—	—	—	—	1,718
Conversion of convertible debt	1,294,564	13	7,055	—	—	—	—	7,068
Restricted stock issued as compensation	285,000	3	(3)	—	—	—	—	—
Amortization of restricted stock for compensation	—	—	491	—	—	—	—	491
Treasury stock issued in lieu of payment of services rendered	—	—	(32)	—	—	—	57	25
Sales of common stock	9,803,180	98	57,902	—	—	—	—	58,000
Financing costs allocated to raising additional capital	—	—	(2,016)	—	—	—	—	(2,016)
Reclassification due to change in status of a director	—	—	—	—	449	—	—	449
Repurchase of common stock		—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(23,068)	—	(23,068)

Balance, December 31, 2006	62,139,851	622	261,822	—	(1,031)	(164,962)	(2,450)	94,001
Non-cash compensation costs for-stock options	—	—	1,345	—	—	—	—	1,345
Exercise of stock options	57,126	—	89	—	—	—	—	89
Restricted stock issued as compensation	160,000	2	(2)	—	—	—	—	—
Amortization of restricted stock for compensation	—	—	512	—	—	—	—	512
Reclassification due to change in status of a director	—	—	—	—	1,031	—	—	1,031
Debt discount from modification of convertible debt	—	—	852	—	—	—	—	852
Net loss		—	—	—	—	(34,765)	—	(34,765)

Balance, December 31, 2007	62,356,977	624	264,618	—	—	(199,727)	(2,450)	63,065
Non-cash compensation costs for stock options	—	—	1,814	—	—	—	—	1,814
Exercise of stock options	176,394	1	328	—	—	—	—	329
Amortization of restricted stock for compensation	—	—	256	—	—	—	—	256
Issuance of common stock, net of issuance costs of $420	6,686,650	67	17,436	—	—	—	—	17,503
Reclassification of former directors’ notes receivable	—	—	143	—	(1,572)	—	—	(1,429)
Net loss		—	—	—	—	(36,049)	—	(36,049)

Balance, December 31, 2008	69,220,021	$692	$284,595	—	$(1,572)	$(235,776)	$(2,450)	$45,489

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
		(In thousands)

Operating Activities:
Net Loss:	$(36,049)	$(34,765)	$(23,068)
Plus net loss (income) from discontinued operations	(273)	6,175	3,491

Net loss from continuing operation	(36,322)	(28,590)	(19,577)
Reconciliation of net loss to net cash used in operating activities:
Amortization of intangible assets	—	132	132
Depreciation	893	702	577
Amortization of deferred financing costs	258	259	797
Amortization of debt discount	409	221	—
Provision for bad debts	—	176	111
Loss on disposal of property and equipment	258	100	321
Impairment of long-lived assets	994	—	—
Amortization of net discounts on short-term investments	(181)	(2,320)	(1,135)
Reserve for notes receivable and accrued interest	(534)	875	167
Deferred rent	(123)	312	12
Non-cash expense for services	—	57	25
Non-cash stock compensation	2,070	1,800	2,267
Lease incentives received	3,000	—	—
Impairment of investments	1,238	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	438	(298)	2,684
Inventory	(17)	90	(96)
Prepaid expenses and other current assets	691	129	281
Accounts payable and accrued expenses	141	206	444
Other non-current assets	18	432	(435)

Net cash used in operating activities from continuing operations	(26,769)	(25,717)	(13,425)
Net cash provided by (used in) in operating activities from discontinued operations	2,459	(1,025)	(1,385)

Net cash used in operating activities	(24,310)	(26,742)	(14,810)

Investing Activities:
Capital expenditures	(5,689)	(1,961)	(1,406)
Proceeds from disposal of property and equipment	121	—	—
Purchases of short-term investments	(15,650)	(94,993)	(121,546)
Proceeds from maturities of short-term investments	49,770	121,608	56,247

Net cash provided by (used in) investing activities from continuing operations	28,552	24,654	(66,705)
Net cash used in investing activities from discontinued operations	1,354	(3)	(110)

Net cash provided by (used in) investing activities	29,906	24,651	(66,815)
Financing Activities:
Principal payments of notes payable	(1,040)	(809)	(715)
Proceeds from other borrowings	200	—	—
Net proceeds from sales of common stock	17,503	—	55,984
Proceeds from the exercise of stock options	329	89	1,718
Purchase of treasury stock	—	—	(94)

Net cash provided by (used in) financing activities from continuing operations	16,992	(720)	56,893

Net cash used in financing activities from discontinued operations	—	—	—
Net cash provided by (used in) by financing activities	16,992	(720)	56,893

Net increase (decrease) in cash and cash equivalents	22,588	(2,811)	(24,732)
Cash and cash equivalents at beginning of year	4,350	7,161	31,893

Cash and cash equivalents at end of year	$26,938	$4,350	7,161

Supplemental disclosure of non-cash activities:
Conversion of convertible debt and accrued interest to common stock	$—	$—	$7,068

Debt discount from modification of convertible debt	$—	$852	$—

Equipment purchases included in accounts payable	$—	$624	$59

Financed insurance premiums	$570	$600	$511

Supplemental disclosure of cash flow information:
Cash interest payments	$1,040	$1,073	$1,233

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(in thousands, except share and per share information)

1.	Organization

Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage biopharmaceutical company focused on creating differentiated, value-added vaccines that improve upon current preventive options for a range of infectious diseases. These vaccines leverage the Company’s virus-like-particle (“VLP”) platform technology coupled with a unique, disposable production technology.

VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. The Company’s VLPs resemble the virus but lack the genetic material to replicate the virus. The Company’s proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster, which causes Shingles and Respiratory Syncytial Virus (“RSV”). RSV vaccine was announced on October 30, 2008.

Liquidity Matters

The Company has incurred losses since its inception and as of December 31, 2008 has an accumulated deficit of $236 million.

The Company’s vaccine products currently under development or in clinical trials will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful or that any potential products will prove to be safe and effective in clinical trials. Even if developed, these vaccine products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The commercial launch of any vaccine product is subject to certain risks including but not limited to, manufacturing scale-up and market acceptance. The Company does not expect to generate revenue in the near future.

At December 31, 2008 the Company has cash totaling $26.9 million and auction rate securities with a face value of $8.2 million and a fair value of $7.0 million. There has been insufficient demand at auction for each of the Company’s five auction rate securities. The Company recorded an impairment charge on these investments of $1.2 million in the fourth quarter of 2008 on these investments due primarily to their illiquidity, and believes the $7.0 million it has recorded at December 31, 2008 represents their fair market value and the value the Company could liquidate these investments for, if necessary. The Company is currently evaluating what purchase price it could get for these securities now and what the risks along with the benefits of holding versus selling these securities. Without liquidity of these auction rate securities, the Company’s cash position would be negatively affected.

As of March 23, 2009, the Company sold 70,500 shares of common stock and received net proceeds in the amount of $121,457 pursuant to the Sales Agreement with Wm Smith. On March 31, 2009, the Company entered into a non-cancellable binding Stock Purchase Agreement for the sale of 12.5 million shares of common stock to a wholly-owned subsidiary of Cadila at the market price of $0.88 per share for a net purchase price of $10.65 million (See note 14 — Subsequent Events).

Based on the amount of funds on hand, the Company’s anticipated proceeds from the Cadila transaction, the Company’s intention to pay 50% of the outstanding principal balance of the convertible notes, as described below with its common stock, and the Company’s planned business operations, the Company believes it will have adequate capital resources to operate at planned levels for at least the next twelve months. The Company is planning to raise additional capital during 2009 in order to continue its current level of operations and to pursue its business plan beyond 2009. The Company has not, however, secured any additional commitments for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all. Any equity financing would cause significant dilution at current market prices. If the Company is unable to immediately secure additional capital, it will continue to assess its capital resources and the Company may be required to downsize its operations, reduce general and administrative costs or to delay or reduce the scope of, or eliminate one or more of its product research and development programs, thereby causing delays in the Company’s efforts to introduce its future products to market. Should the Company be unable to accomplish these activities, it may not be able to continue its business.

As of December 31, 2008, the Company had $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are currently convertible into shares of Novavax common stock at $4.00 per share; and mature on July 15, 2009. Under the terms of the Notes, The Company can, at our option, can pay up to 50% of the outstanding Notes in Novavax common stock on the due date of July 15, 2009, subject to the satisfaction of certain conditions, including, among other things, a requirement that the shares issued upon conversion be registered or freely tradable without registration, that Novavax’s shares of common stock have not been suspended from trading on the NASDAQ Global Market during the applicable measurement period and there is no threatened delisting or suspension, and that the Company is otherwise in compliance with its agreements with the Note holders. The amount of shares that may be issued at maturity may be subject to adjustment depending on the Note holder’s percentage ownership of the Company on an as-converted basis and if the Company’s stock price falls below $2.00 during the measurement period. As a result, the Company plans to pay at least $11.0 million in cash to satisfy the Notes on the due date unless the notes are converted into common stock, redeemed or amended.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fielding Pharmaceutical Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

In October 2007, Allergan, Inc. (“Allergan”) purchased Esprit Pharma, Inc. (“Esprit”) and subsequently entered into an agreement with Novavax, which among other things terminated the supply agreement for Estrasorb. In February 2008, the Company sold certain other assets related to Estrasorb in the United States, Canada and Mexico to Graceway Pharmaceutical, LLC (“Graceway”). In connection with the sale of Estrasorb assets to Graceway, Novavax terminated the Estrasorb license agreement with Allergan. The Company engaged an investment bank to aid in the search for potential buyers or licensees but has not been successful in attempts to sell or license the technology in fields of use outside vaccines. As a result, in Q4 2008, the Company fully impaired these assets by recording a charge in the consolidated statement of operations in the amount of $846. The Company has recorded this and is more fully described in Note 10, as discontinued operations.

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

Reclassifications

Certain amounts appearing in the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 have been reclassified to conform to the current year’s presentation.

The Company corrected the classification of certain notes receivable due from former directors to show these notes receivable as a reduction to stockholders’ equity during the third quarter of 2008. In addition, the Company

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced general and administrative expenses for the accumulated amounts previously reserved and charged to general and administrative expenses and a charge to interest income for the cumulative interest income related to the notes receivable during the year ended December 31, 2008, 2007 and 2006, netting to $670 by adjusting the related general and administrative expenses and interest income accounts for the year ended December 31, 2008. The Company evaluated the impact of this correction based on the operating results for the years ended December 31, 2008, 2007 and 2006 in accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality. Management’s evaluation indicated that the amount of the correction for the year ended December 31, 2008, when compared to the operating results for the years ended December 31, 2007 and 2006, is not considered to be material.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase.

Short-Term Investments

Short-term investments at December 31, 2008 consist of investments in five auction rate securities with a par value of $8.2 million and a fair value of $7.0 million. The Company recorded an other than temporary impairment charge to other expenses related to these securities during the fourth quarter of 2008 of $1.2 million because of the current turmoil in the credit markets and management’s belief these securities cannot presently be sold at par value, but are saleable at a discount from their par value. The collateral for these AAA-rated securities is guaranteed by agencies of the United States against loss of principal and interest by bond insurers.

The Company has classified these securities as short-term investments and has accounted for the investments in these securities as available for sale securities under the guidance of Statement of Financial Accounting Standards, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Although the auction rate securities have variable interest rates which typically reset every 16 to 32 days through a competitive bidding process known as a “Dutch auction”, they have long-term contractual maturities. These investments are classified within current assets because the Company may need to liquidate these securities within the next year.

The available for sale securities are carried at fair value and unrealized gains and losses on these securities, if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company assesses the recoverability of our available-for-sale securities and, if impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. Other than temporary impairments are included in the consolidated statements of operations. As noted above, during the year ended December 31, 2008, there was a $1.2 million impairment recorded against the available for sale securities. The impairment was concluded to be other than temporary, thus the charge was taken in the consolidated statement of operations.

The Company had invested in auction rate securities for short periods of time as part of its cash management program. Recent uncertainties in the credit markets have prevented the Company from liquidating certain holdings of auction rate securities subsequent to December 31, 2008 as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, the Company considered various factors to assess the fair value and the classification of the securities as short-term assets. Fair value was determined through an independent valuation using two valuation methods — a discounted cash flow method and a market comparables method. Certain factors used in these methods include, but are not necessarily limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, our ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value, and other factors.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short-term investments are amortized or accreted to maturity and included in interest income. The specific identification method is used in computing realized gains and losses on sale of the Company’s securities.

For short-term investments classified as held to maturity securities, the Company has the positive intent and ability to hold them until maturity. These investments are recorded at face value less any premiums or discounts. Income related to these securities is reported as a component of interest income. These premiums or discounts are then amortized over the remaining maturity periods of the investments using the straight-line method. The Company did not have any short-term investments classified as held to maturity at December 31, 2008. Included in net interest income on the consolidated statement of operations for the years ended December 31, 2007 and 2006 is $2,320 and $1,135 of amortization of premiums/discounts related to these short-term investments. As of December 31, 2007, short-term investments classified as held to maturity had original maturity dates of less than one year and were comprised of $1,997 of certificates of deposit, $22,057 of corporate bonds, and $8,884 of government agency bonds.

Financial Instruments and Concentration of Credit Risk

Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments, accounts receivable and convertible notes payable. The Company’s investment policy limits investments to certain types of instruments, including auction rate securities, high-grade corporate debt securities and money market instruments, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. The carrying value of cash and cash equivalents, and accounts receivable approximates their fair value based on their short-term maturities at December 31, 2008 and 2007. The Company has certain debt instruments at fixed rates, with lower interest rates than the prevailing market rates. The fair values of convertible notes approximate their carrying value as of December 31, 2008 and 2007 based on rates currently available to the Company for debt with similar terms and remaining maturities.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expends the disclosures on fair value measurements. In February 2008, the FASB issued FSP 157-2 that deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which, as outlined below, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

If inputs used to measure the financial assets and liabilities fall within the different levels described below, the categorization is based on the lowest level input that is significant to the fair value measurements of the instrument.

Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company does not have any Level 1 assets as of December 31, 2008.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company considers its auction rate securities to be a Level 2 assets.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company considers its goodwill to be a Level 3 asset.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets and liabilities measured at fair market value on a recurring basis for the year ended December 31, 2008 are summarized below:

	Fair Value Measurement at December 31, 2008 using
	Quoted Prices
	in Active	Significant
	Markets for	other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
	(In thousands)

Auction rate securities	$—	$6,962	$—	$6,962
Goodwill	—	—	33,141	33,141

Total Assets	$—	$6,962	$33,141	$40,103

The following table presents the Company’s assets measure at fair value on a recurring basis using level 2 inputs during the year ended December 31, 2008:

(In thousands)

Balance as of January 1, 2008	$9,200
Impairment losses included in earnings	(1,238)
Purchases	15,650
Redemptions at par	(16,650)

Balance as of December 31, 2008	$6,962

Accounts and Other Receivables

Accounts receivable are reported at their net realizable value. The Company charges off uncollectible receivables when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts that is determined based on historical experience and management’s expectations of future losses. Accounts deemed uncollectible are charged to the allowance based on specific identification. Provisions for bad debts and recoveries on reserved accounts are recorded within the allowance. As of December 31, 2008 and 2007, the Company had an allowance for doubtful accounts of approximately $218 and $168, respectively.

Inventories

Inventories are priced at the lower of cost or market using the first-in-first-out method and consist of the following at December 31:

	2008	2007
	(In thousands)

Raw materials	$—	$226
Materials and supplies	42	25
Finished goods	—	115
Reserve for inventory	—	(52)

	42	314
Less: inventory reclassified to current assets of discontinued operations	—	(289)

Total inventory	$42	$25

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Raw materials and finished goods were related to the production of Estrasorb. Materials and supplies are used in the Company’s research and development efforts. At December 31, 2007, raw materials and finished goods were included in current assets of discontinued operations.

Under Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), the Company allocates fixed production overhead costs to inventories based on the anticipated normal capacity of its manufacturing facility at the time. Included in cost of products sold from discontinued operations for the years ended December 31, 2008, 2007 and 2006 are $1.3 million, $3.1 million and $2.5 million, respectively, of idle capacity costs, which represent the excess of overhead costs over that allocated to inventories. The aforementioned costs are included in the cost of sales from discontinued operations.

During the years ended December 31, 2008, 2007 and 2006, $0.5 million, $1.3 million and $1.5 million, respectively, of inventory costs in excess of market value were included in the income (loss) from discontinued operations in the consolidated statement of operations related to the supply agreements with both Esprit and Graceway (see Note 3 — Summary of Significant Transactions). Under the terms of these supply agreements, the Company sold Estrasorb at a price below its manufacturing costs during the years ended December 31, 2008, 2007 and 2006.

In June 2007, the Company decided to discontinue the sale of Gynodiol. In connection with its decision, the Company recorded an inventory reserve totaling $52. During the year ended December 31, 2008, the Company destroyed the remaining Gynodiol inventory totaling $49 and wrote-off the remaining inventory balance against this reserve.

Based on the termination of the Supply Agreement with Allergan, the Company had planned to close its Philadelphia, Pennsylvania manufacturing facility at the end of 2007 and transfer production to a third party. However, in February 2008, the Company entered into an agreement with Graceway Pharmaceuticals, LLC (“Graceway”) to sell its manufacturing equipment and other assets related to Estrasorb in the United States, Canada and Mexico. In addition to the sale of assets, the Company agreed to produce additional lots of Estrasorb on behalf of Graceway. The production began in March 2008 and was completed in July 2008, with final delivery completed in August 2008. The Company closed this leased facility in August 2008. As a result, the Company no longer has any inventory related to the production of Estrasorb.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Property and equipment is comprised of the following at December 31:

	2008	2007
	(In thousands)

Construction in progress	$5,394	$1,601
Machinery and equipment	3,880	4,124
Leasehold improvements	637	7,759
Computer software and hardware	339	346

	10,250	13,830
Less accumulated depreciation and amortization	(2,022)	(8,109)

	$8,228	$5,721

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress is related to costs incurred in the construction of the Company’s GMP pilot manufacturing facility which started during the third quarter of 2007. The GMP pilot manufacturing facility was ready for use in January 2009, when the Company announced that all equipment in the pilot plants were installed and ready for operations supporting scale-up and validation.

Depreciation expense associated with continuing operations was approximately $893, $702 and $577 for the years ended December 31, 2008, 2007 and 2006, respectively.

Depreciation expense associated with discontinued operations was approximately $1,155, $2,095 and $2,344 for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets

Goodwill originally results from certain business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is deemed to have an indefinite life and is subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company’s judgments regarding the existence of impairment indicators are primarily dependent on the successful commercialization of its vaccine technologies, probability of success, growth and profitability. Achievability of prospective results is subject to a great deal of risk and because events or circumstances may not occur as expected, differences between actual and expected results may be material.

At December 31, 2008 and 2007, the Company used both the market approach and the income approach to determine if the Company had an impairment of its goodwill. The income approach was used as a confirming look to the market approach. The Company used a market approach to determine the market value of capitalization of its single reporting unit. Step one of the impairment test states that if the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not to be impaired. The Company’s forecasts were used to create a risk adjusted discounted cash flow analysis to indicate the market value capitalization. The fair value of the Company’s reporting unit was compared to the carrying amount of the reporting unit. Under both approaches, the fair value of the reporting unit was higher than the carrying value, resulting in no impairments recorded against goodwill at December 31, 2008 and 2007.

Long-Lived Assets and Discontinued Operations

The Company accounts for the impairment of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal (“SFAS No. 144”). SFAS No. 144 requires a periodic evaluation of the recoverability of the carrying value of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value.

During the third quarter of 2007, the Company began efforts to divest its MNP technology, which consisted of the patent that had been included as intangible assets on the Company’s consolidated balance sheet. In connection with the planned divestiture, the Company evaluated the recoverability of the carrying value of the patents and reclassified $846 into assets held for sale as of December 31, 2007. The Company was unable to sell the patents in 2008 so they were removed from assets held for sale and impaired for the full value of $846 during the year ended December 31, 2008.

SFAS No. 144 also provides accounting and reporting provisions for components of an entity that are classified as discontinued operations. The Company recorded an impairment loss in connection with the discontinued

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of its Philadelphia, Pennsylvania manufacturing facility for the year ended December 31, 2007 (See Note 10 — Discontinued Operations).

Revenue Recognition and Allowances

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). For product sales, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company recognizes these sales, net of allowances for returns and rebates. The Company estimates the amount of rebates and returns and records them as a liability and reduction of revenue upon sale of the products. Under the License and Supply Agreements with Allergan (See Significant Transactions- Graceway Agreements), the Company is no longer responsible for rebates related to Estrasorb or for returns of Estrasorb made subsequent to entering into the License Agreement on October 19, 2005.

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

Stock-Based Compensation

The Company accounts for its stock options in accordance with Statement of Financial Accounting Standard No. 123 (revised), Accounting for Share-based Payment (“SFAS No. 123R”). This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of options. The cost is recognized as compensation expense over the requisite service period (generally the vesting period) of the options.

The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from the vesting date. The expected volatility of the options granted was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the options. The forfeiture rate was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such, the dividend yield is zero.

Non-cash compensation expense related to all restricted stock issued to employees and directors has been recorded as compensation cost using the straight-line method of amortization. The Company accounts for stock-based awards issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. These pronouncements require the fair value of equity instruments given as consideration for services rendered be recognized as a non-cash operating expense over the shorter of the vesting or service periods. In cases where services are not fully rendered, the equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their estimated fair value.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company was part of a consortium that received a National Institutes of Health (“NIH”) project program grant to develop HIV vaccine candidates. As of December 31, 2008, the Company earned $3.0 million under this research contract. This contract ended in January 2008.

Income Taxes

The Company’s income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net deferred tax assets to the amount expected to be realized.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. Accounting for Income Taxes (“FIN 48”). FIN 48 gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Interest and penalties related to income tax matters are recorded as income tax expense. As of December 31, 2008 and 2007, we had no accruals for interest or penalties related to income tax matters.

Net Loss per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. Outstanding stock options with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 4.6 million outstanding stock options and 3.3 million outstanding warrants that were excluded from the Company’s diluted loss per share calculation for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, there were approximately 4.1 million and 2.3 million outstanding stock options, respectively, that were excluded from the calculation of diluted loss per share.

Comprehensive Loss

Under SFAS No. 130, Reporting Comprehensive Income, requires comprehensive loss and its components to be presented as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2008, 2007 and 2006.

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

Recent Accounting Pronouncements

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS No. 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for financial statements issued for fiscal years beginning January 1, 2008. The Company did not elect the fair value option under SFAS No. 159 for any of its financial instruments upon adoption.

SFAS No. 141 R

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is required to record and disclose business combinations following existing GAAP until January 1, 2009.

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

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

EITF Issue No. 07-5

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

Graceway Agreements

In February 2008, the Company entered into an asset purchase agreement with Graceway Pharmaceuticals, LLC (“Graceway”), pursuant to which Novavax sold to Graceway its assets related to Estrasorb in the United States, Canada and Mexico. The assets sold include certain patents related to the micellar nanoparticle technology (the “MNP Technology”), trademarks, know-how, manufacturing equipment, customer and supplier relations, goodwill and other assets. Novavax retained the rights to commercialize Estrasorb outside of the United States, Canada and Mexico.

In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax agreed to manufacture additional units of Estrasorb with final delivery completed in July 2008. Graceway paid a preset transfer price per unit of Estrasorb for the supply of this product. Once Novavax delivered the required quantity of Estrasorb, Novavax cleaned the manufacturing equipment and prepare the equipment for transport. Graceway removed the equipment from the manufacturing facility and Novavax exited the facility in August 2008. During the year ended December 31, 2008, the Company received payments for the manufacture and delivery of the additional units of Estrasorb delivered during the period and the related revenue was recognized upon completion of all components of the contractual obligation.

In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. The license grant allows Novavax to make, use and sell licensed products and services in certain, limited fields.

Upon commencement of the Graceway agreement the license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.

In connection with the closing of the transaction, Novavax received an upfront payment from Graceway. The Company determined that the Graceway agreements should be accounted for as a single arrangement with multiple elements as defined in EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if it has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would be accounted for separately as performed. If the fair value of undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting. The Company evaluated the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deliverables related to the Graceway supply and asset purchase agreements under the criteria of EITF 00-21 to determine whether they met the requirements for separation within a multi-element arrangement. The Company concluded that the deliverables would not be treated as separate units of accounting as there was no objective and reliable evidence of the fair value of the undelivered items related to the manufacture of the additional Estrasorb lots and the cleaning and preparation of the equipment under the terms of supply agreement. Accordingly, all revenue associated with the deliverables, under both the supply and asset purchase agreement, was deferred and was not recognized until the Company’s obligations were completed in August 2008.

License Agreement with University of Massachusetts Medical School

Effective February 26, 2007, the Company entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, the Company has the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of December 31, 2008 and 2007, the Company made payments to UMMS in an aggregate amount that is not material. In addition, the Company will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology. The Company believes that all payments under the UMMS agreement will not be material to the Company in the foreseeable future. The UMMS agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at the Company’s option or by UMMS for an unsecured breach by Novavax.

License Agreement with Wyeth Holdings Corporation

On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular product candidate, the Company would be obligated to pay an aggregate of $14.0 million to Wyeth Holdings for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in the Company’s Risk Factors. Annual license maintenance fees under the Wyeth Holdings agreement aggregate $0.3 million per year. The royalty to be paid by the Company under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of December 31, 2008 aggregated $4.8 million and could aggregate up to an additional $0.3 million in 2009, depending on the achievement of clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.

License and Supply Agreements with Allergan

In October 2005, the Company entered into License and Supply agreements for Estrasorb with Allergan, Inc. (“Allergan”), successor-in-interest to Esprit Pharma, Inc. (“Esprit”). Under the License Agreement, Allergan obtained exclusive rights to market Estrasorb in North America and under the Supply Agreement the Company was obligated to continue to manufacture Estrasorb. In consideration for the rights granted, Allergan paid the Company a cash consideration of $12.5 million, including $2.5 million during the year ended December 31, 2006.

In February 2008, in connection with the sale of the Estrasorb assets to Graceway, noted above, Novavax terminated the Estrasorb License Agreement with Allergan.

In April 2006, the Company entered into a second License and Supply Agreement with Allergan to co-develop, supply and commercialize an MNP testosterone product candidate for the treatment of female hypoactive sexual desire disorder. Under the terms of the License and Development Agreement, Esprit was granted exclusive rights to

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market the products in North America. In October 2007, Allergan purchased Esprit and subsequently entered into an agreement with Novavax, which among other things, terminated the license and supply agreement for testosterone and the supply agreement for Estrasorb.

4.	Supplemental Financial Data

Allowance for Doubtful Accounts

A roll-forward of the allowance for doubtful accounts is as follows:

(In thousands)

Balance, January 1, 2006	$429
Provision for bad debts	111
Write off bad debts	(423)

Balance, December 31, 2006	117
Provision for bad debts	176
Write off bad debts	(125)

Balance, December 31, 2007	168
Provision for bad debts	50
Write off bad debts	—

Balance, December 31, 2008	$218

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2008	2007
	(In thousands)

Prepaid insurance	$540	$568
Current portion of deferred financing costs	147	259
Notes receivable from former director, net of reserve	—	202
Interest receivable on directors’ notes	—	132
Other current assets	127	51
Interest receivable	50	229

	864	1,441
Less: prepaid expenses and other current assets reclassified to current assets of discontinued operations	(132)	(137)

	$732	$1,304

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other Liabilities

Accrued expenses consist of the following at December 31:

	2008	2007
	(In thousands)

Sales return and rebate allowance	$118	$371
Employee benefits and compensation	412	1,581
Operating expenses	697	695
Research and development accruals	1,297	299
Interest expense	478	475

	3,002	3,421
Less: accrued expense and other liabilities reclassified to current liabilities of discontinued operations	(33)	(441)

	$2,969	$2,980

5.	Long-term debt

Notes Payable

Notes payable consist of the following at December 31:

	2008	2007
	(In thousands)

Note payable; bears interest at 3.00% per annum; principal and interest due in monthly installments of $6,600, repaid February 2008	$—	$135
Note payable; bears interest at 2.850% per annum; principal and interest due in monthly installments of $6,573, repaid February 2008	—	153
Note payable; bears interest at 2.38% per annum; principal and interest due in monthly installments of $6,468, repaid February 2008	—	152
Note payable; insurance financing; bears interest at 6.00% per annum; principal and interest due in monthly installments of $51,385 through November 2008	—	600
Note payable; insurance financing; bears interest at 4.9% per annum; principal and interest due in monthly installments of $51,677 through September 2009	570	—
Opportunity Grant Fund notes payable; non-interest bearing; principal only payments due in monthly installments of $6,666 through May 2012	260	340
Other	300	—

Total	1,130	1,380
Less current portion	(650)	(1,120)

Long-term portion	$480	$260

The notes payable (except for the notes payable for financing insurance premiums and the Opportunity Grant Fund note payable) were secured by $2.4 million of the Company’s machinery and equipment located at its manufacturing facility in Philadelphia, Pennsylvania. In February 2008, in connection with the execution of the asset purchase agreement with Graceway, the Company repaid the outstanding balances plus any accrued interest on the 3.00%, 2.850% and 2.38% notes payable totaling $423,886 and received a release for the equipment which served as collateral.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Opportunity Grant Fund Note Payable

In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of the Company’s corporate headquarters and product development activities to Malvern, Pennsylvania. These funds were included as an offset to general and administrative expenses included in the Consolidated Statement of Operations for the year ended December 31, 2005. The Opportunity Grant had the following conditions: (i) the Company would create 95 full time jobs at the Malvern facility within three years; (ii) the Company would invest at least $9.4 million in capital improvements and fixtures and equipment at the Malvern facility within three years; and, (iii) the Company would operate at the Malvern facility for a minimum of five years. If the Company failed to meet these conditions, it would be obligated to repay the full amount of the grant.

In line with its new business strategy, the Company announced in December 2006 that it had signed a long-term lease for its new corporate headquarters and research and development facility in Rockville, Maryland, where its vaccine operations were then and now currently located. As a result of the Company’s failure to comply with the conditions of the grant, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant.

In April, 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through DCED, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The loan was reclassified to notes payable. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest does not accrue on the outstanding balance. During the years ended December 31, 2008 and 2007, the Company made payments totaling $80 and $60 respectively. The outstanding balance is included in notes payable on the consolidated balance sheets as of December 31, 2008 and 2007.

Convertible Notes

Convertible notes consist of the following on December 31:

	2008	2007
	(In thousands)

Note payable; 4.75% senior convertible, issued July 19, 2004, due July 15, 2009, currently convertible by the holders into 4,029,304 shares of Novavax common stock at $4.00 per share	$22,000	$22,000
Less: Discount	(222)	(631)

Note payable, net	$21,778	$21,369

In July 2004, the Company entered into definitive agreements for the private placement of $35.0 million aggregate principal amount of senior convertible notes (the “Notes”) to a group of institutional investors. The notes carry a 4.75% coupon, payable semi-annually, mature in five years on July 15, 2009 and are convertible into shares of common stock, originally at $5.46 per share. On June 15, 2007, the Company entered into amendment agreements (the “Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. The Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. The Notes are also redeemable upon the occurrence of specified events of default as well as a “change of control” (as that term is defined in the Notes) of Novavax. At December 31, 2008 and 2007, the Company had accrued interest of $475 and $478, respectively, relating to these notes.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the Notes, Novavax, at its option, can pay up to 50% of the outstanding Notes in Novavax common stock on the due date of July 15, 2009, subject to the satisfaction of certain conditions, including, among other things, a requirement that the shares issued upon conversion be registered or freely tradable without registration, that Novavax’s shares of common stock have not been suspended from trading on NASDAQ during the applicable measurement period and there is no threatened delisting or suspension, and that the Company is otherwise in compliance with its agreements with the Note holders. The amount of shares that may be issued at maturity may be subject to adjustment depending on the Note holder’s percentage ownership of the Company on an as-converted basis and if the Company’s stock price falls below $2.00 during the measurement period. As a result, the Company will have to pay at least $11.0 million in cash to satisfy the Notes on the due date unless the Notes are converted into common stock, redeemed or amended.

In October 2005 and May 2006, certain holders of $13.0 million face amount of the Company’s senior convertible notes exercised their optional conversion right to convert their notes plus accrued interest into 2,365,200 shares of Novavax common stock, at the per share conversion price then in effect of $5.68 in 2005 and $5.46 in 2006. This reduced the aggregate principal amount of such notes outstanding from $35.0 million to $22.0 million.

In connection with the Amendments in June 2007, the Company recorded a debt discount of $852 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the Notes. Interest expense includes $259 and $221 related to the amortization of the debt discount for the years ended December 31, 2008 and 2007, respectively. The Company did not record any amortization of the debt discount for the year ended December 31, 2006.

Aggregate future minimum principal payments on debt at December 31, 2008 are as follows:

Year	Amount
(In thousands)

2009	$22,641
2010	382
2011	80
2012	27
2013	—

$23,130

6.	Sale of Common Stock

In February 2006, the Company sold 4,597,700 shares of common stock at $4.35 per share for net proceeds of $19.9 million and in March 2006, the Company sold 5,205,480 shares of common stock at $7.30 per share for net proceeds of $36.1 million. These shares were offered and sold pursuant to an existing shelf registration statement. The stock was offered and sold pursuant to an existing shelf registration statement.

During 2006, the Company received net proceeds of $1.7 million for the exercise of 497,613 common stock options at a range of $0.74 to $5.81 per share. During 2007, the Company received net proceeds of $89 from the exercise of 57,126 shares of common stock options at a range of $1.34 to $2.21 per share. During 2008, the Company received net proceeds of $329 from the exercise of 176,394 common stock options at a range of $1.34 to $2.77 per share.

On July 31, 2008, the Company completed a registered direct offering of 6,686,650 units (the “Units”), with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit (or $2.8425 per unit for units sold to affiliates of the Company). The warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 31, 2009 and July 31, 2013. The net proceeds were approximately $17.4 million. The

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchasers in the offering were comprised of current and new institutional shareholders and affiliates of the Company. The securities described above were offered by the Company pursuant to a registration statement previously filed and declared effective by the Securities and Exchange Commission (the “SEC”).

The Company estimated the fair value attributable to the warrants of approximately $4.1 million as of the date of grant by applying the Black-Scholes pricing valuation model. The Black-Scholes pricing valuation model utilized the following assumptions: a risk-free interest rate of 3.30%, expected volatility of 80.32%, and expected term of 5.0 years, dividend yield of 0.0% and a warrant issue date stock price of $2.52. The fair value of the warrants is included in additional paid-in-capital on the Company’s consolidated balance sheet.

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

8.	Stock Options and Restricted Stock Awards

The Company recorded stock-based compensation costs in the consolidated statement of operation as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of products sold	$—	$35	$48
Research and development	750	573	$561
General and administrative	1,064	737	$1,167

Total stock-based compensation costs	$1,814	$1,345	$1,776

The Company has granted stock option incentive awards under several plans. Under the 2005 Stock Incentive Plan (the “2005 Plan”), approved in May 2005 and amended in June 2007 by the stockholders of the Company, options may be granted to officers, directors, employees, consultants and advisors to Novavax and any present or future subsidiary to purchase a maximum of 5.0 million shares of Novavax common stock and an additional 565,724 shares of common stock that had been held in reserve under the Company’s 1995 Stock Option Plan (the “1995 Plan”), were unused and were transferred to the Company 2005 Plan upon adoption. In addition, a maximum 5,746,468 shares of common stock subject to existing options under the 1995 Plan may revert to and become

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuable under the 2005 Plan if such existing options granted under the 1995 Plan should for any reason expire or otherwise terminate unexercised.

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

Activity under the 2005 Plan, the 1995 Plan and the Director Plan for the years ended December 31, 2006, 2007, and 2008 was as follows:

	2005 Stock Option Plan
		Weighted
		Average	1995 Stock Option Plan		1995 Director Stock Option Plan
		Exercise		Weighted Average		Weighted Average
	Stock Options	Price	Stock Options	Exercise Price	Stock Options	Exercise Price

Balance, January 1, 2006	2,103,925	$1.21	3,120,161	$5.3	170,000	$3.95
Granted	1,409,500	4.50	—	—	—	—
Exercised	(235,571)	3.21	(242,042)	3.69	(20,000)	3.44
Expired or canceled	(241,916)	2.41	(352,150)	5.46	—	—

Balance, December 31, 2006	3,035,938	2.49	2,525,969	5.43	150,000	4.01
Granted	1,633,900	2.88	—	—	—	—
Exercised	(42,125)	1.34	(15,001)	2.21	—	—
Expired or canceled	(509,025)	3.74	(459,136)	4.98	(30,000)	5.00

Balance, December 31, 2007	4,118,688	$2.50	2,051,832	$5.55	120,000	$3.77
Granted	934,900	2.58	—		—
Exercised	(91,394)	1.56	(85,000)	2.20	—
Expired or canceled	(357,685)	3.59	(532,863)	6.26	(80,000)	2.84

Balance, December 31, 2008	4,604,509	$2.46	1,433,969	$5.43	40,000	$5.63
Shares exercisable at December 31, 2008	2,252,461	$2.24	1,433,969	$5.43	40,000	$5.63

Available for grant at December 31, 2008	3,185,928

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the stock options granted for the years ended December 31, 2008, 2007 and 2006, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Weighted average fair value of options granted	$1.59	$1.76	$2.75
Risk-free interest rate	1.97% - 3.29%	3.93% - 4.62%	4.28% - 5.10%
Dividend yield	0.0%	0.0%	0.0%
Volatility	81.14% - 87.78%	86.11% - 93.80%	85.0%
Expected life (in years)	3.62-6.37	4.03 - 5.94	4.4
Expected forfeiture rate	21.96%	20.34%	20.37%

As of December 31, 2008, there was approximately $4,203,000 of total unrecognized compensation expense (net of estimate forfeitures) related to non vested options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2008 and 2007 was approximately $916 and $2,658, respectively. The aggregate intrinsic value of options exercisable and vested, and options expected to vest was $916 and $197 at December 31, 2008.

During the year ended December 31, 2008, the Company did not grant any shares of restricted common stock, but did redeem 16,667 shares of restricted common stock, totaling $13 in value from the date of grant related to the termination of employees.

During the year ended December 31, 2007, the Company granted 160,000 shares of restricted common stock under the 2005 Stock Incentive Plan totaling $443 in value at the date of grant to an employee, an officer and a board member of the Company. During the year ended December 31, 2007, the Company also redeemed 60,001 shares of restricted Common Stock, totaling $237 in value from the date of grant related to the termination of employees.

During the year ended December 31, 2006, the Company granted 285,500 shares of restricted Common Stock under the 2005 Stock Incentive Plan totaling $1,453 in value at the date of grant to various employees, officers and a consultant to the Company. During the year ended December 31, 2006, the Company also redeemed 81,532 shares of restricted Common Stock, totaling $84 in value from the date of grant related to the termination of employees. In accordance with APB No. 25 and using the straight-line method of amortization, for the year ended December 31, 2006, $490 of non-cash stock compensation expense was included in total operating costs and expenses related to this restricted stock and additional paid-in capital was increased accordingly.

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

The Company currently matches 25% of the first 6% of the participants’ deferral. Contributions to the 401(k) plan vest equally over a three-year period. The Company has expensed approximately $770, $59 and $47 in 2008, 2007 and 2006, respectively.

10.	Discontinued Operations

In October 2007, the Company entered into agreements to terminate its supply agreements with Allergan. In connection with the termination, the Company decided to wind down operations at its leased manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations and the consolidated statements of operations for prior periods have been adjusted to reflect this presentation.

The assets and liabilities related to the Company’s manufacturing of Estrasorb at a previously leased manufacturing facility in Philadelphia, Pennsylvania had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and the Company did not have a significant continuing involvement beyond one year after the closing of the Graceway transaction.

Therefore, in accordance with SFAS No. 144, the accompanying consolidated balance sheets report the assets and liabilities related to the Company’s previously leased Philadelphia manufacturing facility as discontinued operations in all periods presented, and the results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The following table presents summarized financial information for the Company’s discontinued manufacturing operations presented in the consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(In thousands)

Revenues	$3,776	$1,913	$2,945
Cost of products sold	2,955	6,758	4,687
Excess inventory costs over market	548	1,267	1,549
Research and development	—	63	200
General and administrative	—	—	—

Total operating expenses	3,503	8,088	6,436

Net income (loss)	$273	$(6,175)	$(3,491)

The following table presents major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets.

	2008	2007
	(In thousands)

Accounts and other receivables, net	$—	$105
Inventory	—	289
Prepaid expenses and other current assets	132	137

Current assets of discontinued operations	$132	$531

Non-current assets held for sale	$—	$1,634

Accounts payable	$209	$175
Accrued expenses and other liabilities	33	441

Current liabilities of discontinued operations	$242	$616

In February 2008, the Company completed the sale of certain assets used in the production of Estrasorb to Graceway (See Note 3). As discussed above, the Company received an upfront payment from Graceway in connection with the execution of the agreements. As part of the asset purchase agreement, the Company transferred to Graceway the title to manufacturing equipment valued at $1.1 million with historical cost of $2.7 million related to the production of Estrasorb on the closing date, which had been included as assets of discontinued operations in the Company’s consolidated balance sheet as of December 31, 2007. During the year ended December 31, 2008, the Company received an additional $242 (in addition to the $1.1 million noted above) from the sale of non-current assets held for sale included within discontinued operations. The remaining balance of $258 was impaired as of December 31, 2008 and operating expenses related to discontinued operations include $258 related to the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment. Assets held for sale relate to discontinued operations and were recorded at their estimated net realizable value of $1,634 and are included in non-current assets of discontinued operations in the Company’s consolidated balance sheet at December 31, 2007.

The Company accrued $137,000 of estimated severance costs in its December 31, 2007 financial statements, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The liability was subsequently adjusted to $147,000. The corresponding liability was included in accrued expenses and other liabilities of discontinued operations and totaled $137 as of December 31, 2007. The severance payments covered seven employees associated with the production of Estrasorb, who were required to be employed until their employment was involuntarily terminated by the Company in order to receive the severance. During the year ended December 31, 2008, the Company paid the severance and terminated the employees.

11.	Income Taxes

For the years ended December 31, 2008, 2007 and 2006, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances. The difference between the amounts and income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

Deferred tax assets (liabilities) consist of the following at December 31:

	2008	2007
	(In thousands)

Net operating losses	$73,585	$62,436
Research tax credits	3,278	2,794
FAS 123R stock option compensation	836	584
Alternative minimum tax credit	94	94
Intangibles from acquisition	101	119
Allowance for doubtful accounts	86	369
Accrued vacation	129	111
Accrued bonuses	—	—
Deferred rent	1,284	153
Impairment of assets held for sale	391	929
Reserve for auction rate securities	486	—
State tax benefit	838	838
Restricted stock grants	72	122
Other	331	27

Total deferred tax assets	81,511	68,576
Convertible debt	(88)	(246)
Deferred patent costs	—	(335)
Depreciation	(624)	(604)

Total deferred tax liabilities	(712)	(1,185)

Net deferred tax assets	80,799	67,391
Less valuation allowance	(80,799)	(67,391)

Deferred tax assets, net	$—	$—

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	2008	2007	2006

Statutory federal tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(6)%	(7)%	(5)%
Research and development credit	(1)%	—%	—%
Other	—%	1%	1%
Change in valuation allowance	41%	40%	38%

	—%	—%	—%

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2008 and 2007.

As such, the Company has recorded no net benefit for income taxes in 2008, 2007 and 2006 in the accompanying consolidated financial statements due to the uncertainty regarding ultimate realization of certain net operating losses and other tax credit carryforwards.

Federal net operating losses per the company tax returns and tax credits available to the Company as of December 31, 2008 are as follows:

(In thousands)

Federal net operating losses expiring through the year 2028	$193,574

State net operating losses expiring through the year 2028	$193,574

Research tax credits expiring through the year 2028	$3,278

Alternative-minimum tax credit (no expiration)	$94

The Federal net operating losses above are net of the FIN 48 liability net operating losses of $6,416 and the $1,683 excess benefits associated with equity-based compensation. The research and development credits are net of the FIN 48 liability credits of $801.

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

Beginning in 2006, the windfall equity-based compensation deductions will be tracked off balance sheet in conformity with SFAS No. 123R, Footnote 82. During 2008, 2007 and 2006, the Company recorded $167, $379 and $1,137, respectively, of windfall stock compensation deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with these deductions will be credited to additional paid-in capital. These excess benefit deductions are included in the total Federal net operating losses disclosed above.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

Unrecognized tax benefits — as of January 1, 2007	$5,495
Gross increases — tax positions in prior period	—
Gross decreases — tax position in prior period	(67)
Gross increases — current-period tax positions	685
Increases (decreases) from settlements	—

Unrecognized tax benefits — as of December 31, 2007	6,113
Gross increases — tax positions in prior period	—
Gross decreases — tax position in prior period	(193)
Gross increases — current-period tax positions	619
Increases (decreases) from settlements	—

Unrecognized tax benefits — as of December 31, 2008	$6,539

As a result of the adoption of FIN 48, the Company recorded $5.0 million of gross unrecognized tax benefits. The $4.2 million of net unrecognized tax benefits was accounted for as a $4.2 million reduction to the balance of deferred tax assets and a corresponding $4.2 million dollar reduction of the valuation allowances. Therefore, we did not record any adjustment to the beginning balance of retained earnings in our balance sheet. To the extent these unrecognized tax benefits are ultimately recognized it would affect the annual effective income tax rate. The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and in various states. The Company had tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these attribute carryforwards may remain subject to examination.

The table above also reflects unrecognized windfall tax benefits from the exercise of stock options and the vesting of restricted stock. The amounts were $467, $155 and $68 as of adoption, December 31, 2007 and December 31, 2008, respectively.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

12.	Commitments and Contingencies

Operating Leases

In July 2004, the Company entered into a lease agreement for a 32,900 square foot facility in Malvern, Pennsylvania for the consolidation and expansion of its corporate headquarters and product development activities. The lease, with a commencement date of September 15, 2004, has an initial term of ten years with two five-year renewal options. Standard annual escalation rental rates were in effect during the initial lease term. In April 2006, the Company entered into a sublease agreement with Sterilox Technologies, Inc., now known as PuriCore, Inc., to sublease 20,469 square feet of the Malvern corporate headquarters at premium price per square foot. The sublease had a commencement date of July 1, 2006 and expires on September 30, 2009.

In October 2006, the Company entered into an Amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment expires on September 30, 2009. In March 2009, the Company further amended the sublease with PuriCore. The amendment, which is effective as of November 1, 2008, extends the term of the sublease until September 30, 2011, expands the sublease premises to include all of the approximately 32,900 rentable square feet

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and grants PuriCore the option to renew the lease for an additional three year term. As a result of the premium price received on these sublease agreements, there were no facility exit costs associated with these transactions.

On October 6, 2006, the Company and Human Genome Sciences, Inc. executed a sublease agreement (the “HGS Sublease”) for approximately 51,000 square feet of office, laboratory and administrative space in Rockville, Maryland. The office space is being used as the Company’s corporate headquarters, laboratory facilities and the Company’s recently built-out manufacturing facility. The term of the HGS Sublease commenced on December 12, 2006, or the date on which a certain portion of the leased space was delivered to the Company, and expires in December 2012.

On June 26, 2008, the Company amended the HGS Sublease. The amendment (1) extended the terms of the lease to January 31, 2017, (2) provided that the landlord reimburse Novavax for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increased the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term of the lease at 11% interest, or an additional $45 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, the Company received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount received was recorded as deferred rent on the balance sheet and is being amortized as a credit to rent expense over the remaining lease term.

In October 2008, the Company vacated its Taft Court facility in Rockville, Maryland. The Company accrued $356 related to the remaining lease payments for this facility. See Note 3 — Summary of Significant Accounting Policies — Facility Exit Costs.

Total rent expenses approximated $2,719, $2,373 and $1,115 for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense for the year ended December 31, 2008 includes the accrual related to the Taft Court facility discussed above.

Future minimum rental commitments under non-cancellable leases as of December 31, 2008 are as follows (in thousands):

	Operating		Net Operating
Year	Leases	Sub-Leases	Leases

2009	$2,263	$326	$1,937
2010	2,088	338	1,750
2011	2,087	261	1,826
2012	2,132	—	2,132
2013	2,179	—	2,179
Thereafter	6,399	—	6,399

Total minimum lease payments	$17,148	$925	$16,223

13.	Related Party Transactions

On March 21, 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480. The borrowings accrue interest at 5.07% per annum and are secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes were payable upon the earlier to occur of the following: (i) the date on which the director ceases for any reason to be a director of the Company, (ii) in whole, or in part, to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007.

In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, the Company approved an extension of the former director’s $448 note to December 31, 2007 or

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company. As of December 31, 2007, the interest accrued on this note totaled $131 and was fully reserved since management believes collectability of this amount was uncertain.

On May 7, 2008, the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”). The Amendment restates the entire amount outstanding as of December 31, 2007, including accrued interest, or $579, as the new outstanding principal amount. Furthermore, the Amendment extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global Market exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning on June 30, 2008. The Company received a first payment of $50 in July 2008 and a second payment of $5 in October 2008. In January 2009, the Company received an additional payment of $10.

In March 2007, the second director resigned from the Board of Directors. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. As of December 31, 2007, the interest accrued on the note totaled $302 and was fully reserved since management believed collectability of this amount was uncertain.

The Company continues to actively work with these two individuals to collect the amounts outstanding and reserves its rights to legal remedies available to it.

On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation is $220 in consideration for his consulting services. Additionally, on March 7, 2007, the Company granted Mr. Lambert 100,000 shares of restricted common stock, under the 2005 Plan totaling $277 in value at the date of grant and 250,000 stock options under the 2005 Plan with a fair value of approximately $420. Both the restricted stock and stock options vest upon the achievement of certain milestones. On March 6, 2008, the Company granted Mr. Lambert 25,000 stock options under the 2005 Plan with a fair value of approximately $41. For the years ended December 31, 2008 and 2007, the Company recorded consulting expenses for Mr. Lambert of $220, and $180 respectively, in accordance with the consulting agreement. The Company did not record any consulting fees to Mr. Lambert for the year ended December 31, 2006.

Several affiliates of the Company participated in the registered direct offering that was completed on July 31, 2008. Affiliates that participated in the offering purchased units, consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock, at a purchase price of $2.8425 per unit. Kleiner Perkins Caufield & Beyers, a shareholder holding more than 5% of the outstanding common stock of the Company, purchased 351,803 units for $1.0 million and Gary Evans, the Company’s lead director, purchased 67,756 units for $193. Thomas Monath, a director of the Company, is also a partner of Kleiner Perkins Caufield & Beyers.

The other affiliates that participated included Michael McManus, Thomas Monath, and John Lambert, directors of the Company, Rahul Singhvi, President and Chief Executive Officer, Len Stigliano, former Vice President, Chief Financial Officer and Treasurer, Penny Heaton, Chief Medical Officer, James Robinson, Vice President of Technical and Quality Operations, Thomas Johnston, Vice President of Strategy and Prospect Venture

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partners III, LP, a shareholder then holding more than 5% of the outstanding common stock of the Company. Jim Tananbaum, a director of the Company, is also a managing director of Prospect Venture Partners. These affiliates purchased an aggregate of 115,974 units for $330.

14.	Subsequent Events

On March 31, 2009, Company and Cadila Pharmaceuticals Ltd., a company incorporated under the laws of India (“Cadila”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the Company and Cadila formed CPL Biologicals Limited, a joint venture (the “JV”), of which 80% will be owned by Cadila and 20% is owned by the Company. The JV must obtain approval from India’s Foreign Investment Promotion Board (the “FIPB”) prior to issuing shares to Novavax. The JV will develop and commercialize the Company’s seasonal influenza virus-like-particle (VLP)-based vaccine candidate and Cadila’s therapeutic vaccine candidates against cancer as well as its adjuvants, biogeneric products and other diagnostic products for the territory of India. Novavax will also contribute to the JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory, such as hepatitis E and chikungunya fever. Cadila will contribute approximately $8 million over three years to support the JV’s operations. The JV will be responsible for clinical testing and registration of products that will be marketed and sold in India.

The board of directors of the JV consists of five members, three of whom (including the Chairman of the board) are nominated by Cadila and two of whom are nominated by Novavax. If the board is not in unanimous agreement on an issue, the CEOs of the Company and Cadila will work to resolve the issue. If the CEOs cannot resolve the issue in five business days, a vote by the majority of the board will decide. However, the approval of the Company and Cadila, as shareholders of the JV, and the board of directors of the JV is required for (1) the sale of all or most of the assets of the JV, (2) a change in control of the JV, (3) the liquidation, dissolution, or winding up of the JV, (4) any occurrence of indebtedness that results in the JV having a debt-to-equity ratio of 3-to-1 or greater, or (5) most amendments of the JVA or the JV’s Articles of Association.

The JV has the right to negotiate a definitive agreement for rights to for certain future Novavax products (other than RSV) and certain future Cadila products in India prior to Novavax or Cadila licensing such rights to a third party. Novavax has the right to negotiate the licensing of vaccines developed by the joint venture using Novavax’s technology for commercialization in every country except for India and vaccines developed by the joint venture using Cadila’s technology for commercialization in certain other countries, including the United States.

In connection with the JVA, on March 31, 2009, the Company also entered into license agreement, an option to enter into a license agreement, a technical services agreement and a supply agreement with the JV.

Also on March 31, 2009, Novavax entered into a binding, non-cancellable Stock Purchase Agreement (the “SPA”) with Satellite Overseas (Holdings) Limited (“SOHL”), a subsidiary of Cadila, pursuant to which SOHL has agreed to purchase 12.5 million shares of Company common stock, par value $0.01 (the “Common Stock”) at the market price of $0.88 per share. Novavax expects to deliver the shares of Common Stock on April 1, 2009. The Company expects to raise gross proceeds of $11 million in the offering. The net proceeds to the Company from the sale of the Common Stock, after deducting estimated offering expenses payable by the Company, is approximately $10.65 million.

The SPA provides that, as long as SOHL owns more than 5% of the Company’s then-outstanding Common Stock, SOHL may purchase a pro-rata portion of any Company Common Stock sale or issuance. Under the SPA, certain issuances are exempt from SOHL’s pre-emptive right, including shares issued (1) as stock dividends, stock splits, or otherwise payable pro rata to all holders of Common Stock; (2) to employees, officers, directors or consultants of the Company pursuant to an employee benefit program; (3) upon the conversion or exercise of any options, warrants or other rights to purchase Common Stock; and (4) as consideration for a merger, consolidation, purchase of assets, or in connection with a joint venture or strategic partnership. However, any issuances pursuant to (4) above, must be approved by a majority of the full board and, if the transaction exceeds 5% of the Company’s then issued and outstanding shares of Common Stock, the per share purchase price cannot be less than $0.88.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the SPA, for so long as SOHL owns 5% of the Company’s Common Stock, SOHL may designate one member of the Company’s board of directors.

Finally, on March 31, 2009, Novavax and Cadila entered into a Master Services Agreement (the “Master Services Agreement”) pursuant to which Novavax may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services in India. If, at the third anniversary of the Master Services Agreement, the amount of services provided by Cadila is less than $7.5 million, Novavax will pay Cadila a portion of the shortfall. Novavax will have to pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project. The term of the Master Services Agreement is five years, but may be terminated by either party if there is a material breach that is not cured within 30 days of notice or, at any time after three years, provided that 90 days prior notice is given to the other party.

At the Market Issuance

On January 12, 2009 the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”), with Wm Smith & Co. (“Wm Smith”), under which the Company may sell an aggregate of up to $25.0 million in gross proceeds of the Company’s common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. The board of directors has authorized the sale of up to 12.5 million shares of common stock under the Sales Agreement. Based on the trading price of the Company’s common stock, the Company may not be able to raise the full $25.0 million in gross proceeds permitted under the Sales Agreement. Wm Smith may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Wm Smith a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Sales Agreement. In the first quarter of 2009, the Company sold 70,500 shares and received net proceeds in the amount of $121, under the Sales Agreement.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Information (Unaudited)

The Company’s unaudited quarterly information is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2008 Summary Statement of Operations:
Revenues	$458	$342	$194	$70
Cost of products sold	—	—	—	—
Research and developments	4,434	5,380	8,655	5,865
Selling, general and administrative	3,244	3,166	1,265	3,415
Net Interest and other expense (income), net	(117)	110	604	1,365
Loss from continuing operations	(7,103)	(8,314)	(10,330)	(10,575)
(Loss) income from discontinued operations	(652)	(1,058)	2,488	(505)
Net loss	$(7,755)	$(9,372)	$(7,842)	$(11,080)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.12)	$(0.14)	$(0.16)	$(0.11)
(Loss) income from discontinued operations	(0.01)	(0.02)	0.04	(0.04)

Net loss per share	$(0.13)	$(0.15)	$(0.12)	$(0.15)
2007 Summary Statement of Operations:
Revenues	$257	$111	$762	$383
Cost of products sold	(154)	428	(40)	(13)
Research and developments	3,653	3,992	5,778	4,177
Selling, general and administrative	4,597	3,362	3,085	2,919
Net Interest and other (income), net	(604)	(531)	(291)	(255)
Loss from continuing operations	(7,235)	(7,140)	(7,770)	(6,445)
Loss from discontinued operations	(1,153)	(1,054)	(1,196)	(2,772)
Net loss	$(8,388)	$(8,194)	$(8,966)	$(9,217)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.12)	$(0.11)	$(0.13)	$(0.16)
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.01)

Net loss per share	$(0.14)	$(0.13)	$(0.15)	$(0.16)

The net income (loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income (loss) per share for the four quarters does not equal the net income (loss) per share for the respective twelve-month period.