Form 10-Q
period 2009-03-31
NOVAVAX INC
filed 2009-05-11
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-26770
NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2816046 (I.R.S. Employer Identification No.)

9920 Belward Campus Drive, Rockville, MD (Address of principal executive offices)	20850 (Zip code)
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated flier,” “accelerated flier” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Shares of Common Stock Outstanding at May 5, 2009: 86,518,220

NOVAVAX, INC.
Form 10-Q
For the Quarters Ended March 31, 2009 and 2008 (unaudited)

i

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,629	$26,938
Short-term investments classified as available for sale	5,958	6,962
Accounts and other receivables, net of allowance for doubtful accounts of $218 as of March 31, 2009 and December 31, 2008	61	290
Prepaid expenses and other current assets	994	774
Current assets of discontinued operations	—	132

Total current assets	26,642	35,096

Property and equipment, net	8,019	8,228
Goodwill	33,141	33,141
Other non-current assets	160	160

Total assets	$67,962	$76,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,024	1,750
Accrued expenses and other current liabilities	3,208	2,969
Current portion of notes payable	385	650
Current liabilities of discontinued operations	—	242
Convertible notes, current	21,881	21,778
Deferred rent	334	328

Total current liabilities	26,832	27,717

Non-current portion of notes payable	468	480
Deferred rent	2,868	2,939

Total liabilities	30,168	31,136

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 69,310,521 shares issued and 68,855,091 shares outstanding at March 31, 2009 and 69,220,221 shares issued and 68,764,591 shares outstanding at December 31, 2008	693	692
Additional paid-in capital	285,248	284,595
Notes receivable from directors	(1,572)	(1,572)
Accumulated deficit	(244,125)	(235,776)
Treasury stock, 455,430 shares at March 31, 2009 and December 31, 2008, cost basis	(2,450)	(2,450)

Total stockholders’ equity	37,794	45,489

Total liabilities and stockholders’ equity	$67,962	$76,625

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Revenues	$21	$458

Operating costs and expenses:
Research and development	4,266	4,434
Selling, general and administrative	2,892	3,244

Total operating costs and expenses	7,158	7,678

Loss from continuing operations before other (expense) income, net	(7,137)	(7,220)

Other (expense) income, net	(1,212)	117

Loss from continuing operations	(8,349)	(7,103)
Loss from discontinued operations	—	(652)

Net loss	$(8,349)	$(7,755)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.12)	$(0.12)
Loss per share from discontinued operations	—	(0.01)

Net loss per share	$(0.12)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	68,692,455	61,280,155

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009
(in thousands, except share information)
(unaudited)

			Additional	Notes			Total
	Common Stock		Paid-in	Receivable	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	From Directors	Deficit	Stock	Equity
Balance, December 31, 2008	69,220,021	$692	$284,595	$(1,572)	$(235,776)	$(2,450)	$45,489

Non-cash compensation costs for stock options	—	—	350	—	—	—	350
Exercise of stock options	20,000	—	35	—	—	—	35
Issuance of stock	70,500	1	121	—	—	—	122
Amortization of restricted stock for compensation	—	—	147	—	—	—	147
Net loss	—	—	—	—	(8,349)	—	(8,349)

Balance, March 31, 2009	69,310,521	$693	$285,248	$(1,572)	$(244,125)	$(2,450)	$37,794

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Operating Activities:
Net loss	$(8,349)	$(7,755)
Plus net income from discontinued operations	—	652

Net loss from continuing operations	(8,349)	(7,103)
Reconciliation of net loss to net cash used in operating activities:	—	—
Depreciation	294	209
Amortization of debt discount	103	102
Loss on disposal of property and equipment	29	18
Amortization of net discounts on short-term investments	—	(147)
Reserve for notes receivable and accrued interest	—	194
Amortization of deferred financing costs	64	65
Deferred rent	(66)	(1)
Impairment of short-term investments	879	—
Non-cash stock compensation	497	450
Changes in operating assets and liabilities:
Accounts and other receivables	216	20
Inventory	(2)	(18)
Prepaid expenses and other current assets	(150)	196
Accounts payable and accrued expenses	(242)	(1,172)
Other non-current assets	—	(28)

Net cash used in operating activities from continuing operations	(6,727)	(7,215)
Net cash provided by operating activities from discontinued operations	—	2,013

Net cash used in operating activities	(6,727)	(5,202)

Investing Activities:
Capital expenditures	(63)	(1,631)
Proceeds from disposal of property and equipment	6	—
Purchases of short-term investments	—	(15,650)
Proceeds from maturities of short-term investments	125	31,745

Net cash provided by investing activities from continuing operations	68	14,464
Net cash provided by investing activities from discontinued operations	—	1,134

Net cash provided by investing activities	68	15,598

Financing Activities:
Principal payments of notes payable	(807)	(658)
Net proceeds from sales of common stock	122	—
Proceeds from the exercise of stock options	35	35
Bank overdraft	—	579

Net cash (used in) financing activities	(650)	(44)

Net (decrease) increase in cash and cash equivalents	(7,309)	10,352
Cash and cash equivalents at beginning of period	26,938	4,350

Cash and cash equivalents at end of period	$19,629	$14,702

Supplemental disclosure of cash flow information:
Cash interest payments	$523	$688

Supplemental disclosure of non-cash activities:
Equipment purchases included in accounts payable	$47	$1,128

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
     VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. The Company’s VLPs resemble the virus but lack the genetic material to replicate the virus. The Company’s proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster (“VZV”), which causes Shingles, and Respiratory Syncytial Virus (“RSV”).
Subsequent Events
Cadila Pharmaceuticals Ltd.
     On March 31, 2009, the Company and Cadila Pharmaceuticals Ltd., a company incorporated under the laws of India (“Cadila”), entered into a Joint Venture Agreement (the “JVA”) pursuant to which the Company and Cadila formed CPL Biologicals Limited, a joint venture (the “JV”), of which 80% will be owned by Cadila and 20% is owned by the Company. The JV must obtain approval from India’s Foreign Investment Promotion Board (the “FIPB”) prior to issuing shares to Novavax. The JV will develop and commercialize the Company’s seasonal influenza virus-like-particle (VLP)-based vaccine candidate and Cadila’s therapeutic vaccine candidates against cancer as well as its adjuvants, biogeneric products and other diagnostic products for the territory of India. Novavax will also contribute to the JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory, such as hepatitis E and chikungunya fever. Cadila will contribute approximately $8 million over three years to support the JV’s operations. The JV will be responsible for clinical testing and registration of products that will be marketed and sold in India.
     The board of directors of the JV consists of five members, three of whom (including the Chairman of the board) are nominated by Cadila and two of whom are nominated by Novavax. If the board is not in unanimous agreement on an issue, the Chief Executive Officers (“CEOs”) of the Company and Cadila will work to resolve the issue. If the CEOs cannot resolve the issue in five business days, a vote by the majority of the board will decide. However, the approval of the Company and Cadila, as shareholders of the JV, and the board of directors of the JV is required for (1) the sale of all or most of the assets of the JV, (2) a change in control of the JV, (3) the liquidation, dissolution, or winding up of the JV, (4) any occurrence of indebtedness that results in the JV having a debt-to-equity ratio of 3-to-1 or greater, or (5) most amendments of the JVA or the JV’s Articles of Association.
     The JV has the right to negotiate a definitive agreement for rights to certain future Novavax products (other than RSV) and certain future Cadila products in each case for the territory of India prior to Novavax or Cadila licensing such rights to a third party. Novavax has the right to negotiate the licensing of vaccines developed by the joint venture using Novavax’s technology for commercialization in every country except for India and vaccines developed by the joint venture using Cadila’s technology for commercialization in certain countries, including the United States.
     In connection with the JVA, on March 31, 2009, the Company also entered into license agreement, an option to enter into a license agreement, a technical services agreement and a supply agreement with the JV.
     Also on March 31, 2009, Novavax entered into a binding, non-cancellable Stock Purchase Agreement (the “SPA”) with Satellite Overseas (Holdings) Limited (“SOHL”), a subsidiary of Cadila, pursuant to which SOHL agreed to purchase 12.5 million shares of Company common stock, par value $0.01 (the “Common Stock”) at the market price of $0.88 per share.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The stock purchase was consummated on April 1, 2009. The Company raised gross proceeds of $11 million in the offering. The net proceeds to the Company from the sale of the Common Stock, after deducting estimated offering expenses payable by the Company, was approximately $10.5 million.
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
     As a result of the contribution of the intellectual property to the joint venture, the company could recognize a taxable gain. Furthermore, since the Company has not analyzed whether it has had a change in ownership under Internal Revenue Code section 382, a gain could result in a tax liability to the Company since the Company’s tax net operating losses could be limited by section 382.
At the Market Issuance
     On January 12, 2009 the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”), with Wm Smith & Co. (“Wm Smith”), under which the Company may sell an aggregate of up to $25.0 million in gross proceeds of the Company’s common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. The board of directors has authorized the sale of up to 12.5 million shares of common stock under the Sales Agreement. Based on the trading price of the Company’s common stock, the Company may not be able to raise the full $25.0 million in gross proceeds permitted under the Sales Agreement. Wm Smith may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Wm Smith a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Sales Agreement. During the first quarter of 2009, the Company sold 70,500 shares and received net proceeds in the amount of $121,457, under the Sales Agreement. As of May 5, 2009, the Company sold approximately an additional 3.1 million shares for net proceeds approximately of $7.5 million.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amendments to Convertible Notes
     As of March 31, 2009, the Company had $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carried a 4.75% coupon; are convertible into shares of Novavax common stock at $4.00 per share; and mature on July 15, 2009. On April 29, 2009, the Company entered into amendment agreements (the “2009 Amendments”) with holders of the outstanding 4.75% Note representing $17.0 million of the $22.0 million outstanding principal amount of the Notes to amend the terms of the Notes to allow for early payment under specific terms described below.
     The 2009 Amendments (i) provide for payment of $17.0 million aggregate principal amount of the Notes on April 29, 2009, (ii) provide for 70% of this principal amount plus accrued and unpaid interest to be paid in cash and (iii) provide for the remaining portion of this principal amount to be paid in that number of shares of common stock that equals 30% of this principal amount divided by $2.50. The Company paid $12.1 million in principal and accrued interest and issued 2,040,000 shares in accordance with the 2009 Amendments on April 29, 2009. After payment of this $17.0 million in principal amount, $5.0 million aggregate principal amount remains outstanding under the Notes and will mature on July 15, 2009.
     Under the terms of the Notes, Novavax, at its option, can pay up to 50% of the remaining $5.0 million outstanding Notes in Novavax common stock on the due date of July 15, 2009, subject to the satisfaction of certain conditions, including, among other things, a requirement that the shares issued upon conversion be registered or freely tradable without registration, that Novavax’s shares of common stock have not been suspended from trading on NASDAQ Global Market during the applicable measurement period and there is no threatened delisting or suspension, and that the Company is otherwise in compliance with its agreements with the Note holders. The amount of shares that may be issued at maturity may be subject to adjustment depending on the Note holder’s percentage ownership of the Company on an as-converted basis and if the Company’s stock price falls below $2.00 during the measurement period. As a result, the Company will have to pay at least $2.5 million in cash to satisfy the remaining Notes on the due date unless the notes are converted into common stock, redeemed or amended prior to July 15, 2009.
Liquidity Matters
     The Company has incurred losses since its inception and as of March 31, 2009 has an accumulated deficit of $244 million.
     The Company’s vaccine products currently under development or in clinical trials will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial use. There can be no assurance that the Company’s research and development efforts will be successful or that any potential products will prove safe and effective in clinical trials. Even if developed, these vaccine products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The commercial launch of any vaccine product is subject to certain risks including, but not limited to, manufacturing scale-up and market acceptance. The Company does not expect to generate revenue in the near future.
     At March 31, 2009 the Company had cash and cash equivalents totaling $19.6 million and auction rate securities with a face value of $8.1 million and a fair value of $6.0 million. There has been insufficient demand at auction for each of the Company’s five auction rate securities. The Company recorded impairment charges of $1.2 million in the fourth quarter of 2008 and $0.9 million during the first quarter of 2009 due primarily to their illiquidity and believes the $6.0 million it has recorded at March 31, 2009 represents their fair market value and the value the Company could liquidate the investments for, if necessary. The Company is currently evaluating what purchase price it could get for these securities currently, along with the risks and benefits of holding versus selling these securities. Without liquidity of these auction rate securities, the Company’s cash position will be negatively affected.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     During the three months ended March 31, 2009, the Company sold 70,500 shares of common stock and received net proceeds in the amount of $121,457 pursuant to the Sales Agreement with Wm Smith. On March 31, 2009, the Company entered into a non-cancellable binding Stock Purchase Agreement for the sale of 12.5 million shares of common stock to a wholly-owned subsidiary of Cadila Pharmaceuticals Ltd., at the market price of $0.88 per share for a net purchase price of $10.5 million (See Subsequent Events — At the Market Issuance and Cadila Pharmaceuticals, Ltd.). These proceeds were received on April 1, 2009.
     As of May 5, 2009, the Company has sold approximately 3.1 million shares under the Sales Agreement with Wm Smith for net proceeds of approximately $7.5 million.
     As of March 31, 2009, the Company had $22.0 million of senior convertible notes outstanding (the “Notes”). (See Subsequent Events — Amendments to Convertible Notes).
     The 2009 Amendments (i) provide for payment of $17.0 million aggregate principal amount of the Notes on April 29, 2009, (ii) provide for 70% of this principal amount plus accrued and unpaid interest to be paid in cash and (iii) provide for the remaining portion of this principal amount to be paid in that number of shares of common stock that equals 30% of this principal amount divided by $2.50. The Company paid $12.1 million in principal and accrued interest and issued 2,040,000 shares in accordance with the 2009 Amendments on April 29, 2009. After payment of this $17.0 million in principal amount, $5.0 million aggregate principal amount remains outstanding under the Notes and will mature on July 15, 2009.
     Based on the amount of funds on hand and the Company’s proceeds from the Cadila transaction and the sales of shares under the Sales Agreement with Wm Smith, the Company believes that its cash and cash equivalents, excluding the value of its current illiquid auction rate securities, will be sufficient to cover its estimated funding needs for at least twelve months. The Company is planning to raise additional capital in order to continue its current level of operations and to pursue the business plan beyond 2009. The Company has not, however, secured any additional commitments for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to immediately secure additional capital, it will continue to assess its capital resources and the Company may be required to downsize its operations, reduce general and administrative costs or delay or reduce the scope of, or eliminate one or more of its product research and development programs, thereby causing delays in the Company’s efforts to introduce its future products to market.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Fielding Pharmaceutical Company). All significant inter-company accounts and transactions have been eliminated in consolidation. They have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Novavax believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.
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
Net Loss per Share
     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted loss per share only when the effect of the inclusion would be dilutive. Outstanding stock options with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. For the three months ended March 31, 2009, there were approximately 5.5 million outstanding stock options and 3.3 million outstanding warrants that were excluded from the calculation of net loss per share. For the three months ended March 31, 2008, there were approximately 4.3 million outstanding stock options that were excluded from the calculation of net loss per share.
Short-term investments
     Short-term investments at March 31, 2009 and December 31, 2008 consist of investments in five auction rate securities with a par value of $8.1 million and $8.2 million, respectively, and a fair value of $6.0 million and $7.0 million, respectively. The Company recorded an other than temporary impairment charge to other expenses related to these securities during the three months ended March 31, 2009 of $0.9 million as a result of the current turmoil in the credit markets and management’s belief these securities cannot presently be sold at par value, but are saleable at a discount from their par value. The Company did not record any impairment charges during the three months ended March 31, 2008. The auction rate securities are AAA-rated securities.
     The Company has classified these securities as short-term investments and have accounted for the investments in these securities as available for sale securities under the guidance of Statement of Financial Accounting Standards, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Although the auction rate securities have variable interest rates, which typically reset every 16 to 32 days through a competitive bidding process known as a “Dutch auction,” they have long-term contractual maturities. These investments are classified within current assets because the Company may need to liquidate these securities within the next year to fund working capital requirements.
     The available for sale securities are carried at fair value and unrealized gains and losses on these securities, if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company assesses the recoverability of its available-for-sale securities and, if impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. Other than temporary impairments are included in the consolidated statements of operations. The impairment for the three months ended March 31, 2009 was concluded to be other than temporary, thus the charge was recorded in the consolidated statement of operations.
     The Company had invested in auction rate securities for short periods of time as part of its cash management program. Uncertainties in the credit markets have prevented the Company from liquidating certain holdings of auction rate securities subsequent to December 31, 2008 as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, the Company considered various factors to assess the fair value and the classification of the securities as short-term assets. Fair value was determined through independent valuation using two valuation methods — a discounted cash flow method and a market comparables method. Certain factors used in these methods include, but are not limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, our ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value, and other factors.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short-term investments are amortized or accreted to maturity and included in interest income. The specific identification method is used in computing realized gains and losses on sale of the Company’s securities.
Fair Value Measurements
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
Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company does not have any Level 1 assets as of March 31, 2009.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company considers its auction rate securities to be Level 2 assets.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets are composed of goodwill.
     If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Financial assets and liabilities measured at fair market value on a recurring basis as of March 31, 2009 are summarized below:

	Fair Value Measurement at
	March 31, 2009 using
	(in thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
Auction rate securities	$—	$5,958	$—	$5,958
Goodwill	—	—	33,141	33,141

Total assets	$—	$5,958	$33,141	$39,099

Property and Equipment
     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the respective lease. Repairs and maintenance costs are expensed as incurred.
     Property and equipment are comprised of the following:

	As of
	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Construction in progress	$1,219	$5,394
Machinery and equipment	4,037	3,880
Leasehold improvements	4,523	637
Computer software and hardware	338	339

	10,117	10,250
Less accumulated depreciation and amortization	(2,098)	(2,022)

	$8,019	$8,228

     Construction in progress is related to costs incurred in the construction of the Company’s Good Manufacturing Practice (“GMP”) pilot manufacturing facility, which started during the third quarter of 2007. The GMP pilot manufacturing facility was ready for use in January 2009, when the Company announced that all equipment in the pilot plant was installed and ready for operations supporting scale-up and validation.
Goodwill and Other Intangible Assets
     Goodwill originally results from certain business acquisitions. Assets acquired and liabilities assumed are recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is deemed to have an indefinite life and is subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company’s judgments regarding the existence of impairment indicators are primarily dependent on the successful commercialization of its vaccine technologies, probability of success, growth and profitability. Achievability of prospective results is subject to a great deal of risk and, because events or circumstances may not occur as expected, differences between actual and expected results may be material.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Due to continued volatility in the financial and credit markets including the Company’s stock price, the Company determined it should perform an interim test for impairment of the Company’s goodwill as of March 31, 2009.
     At March 31, 2009 and December 31, 2008, the Company used both the market approach and the income approach to determine if the Company had an impairment of its goodwill. The income approach was used as a confirming look to the market approach. The Company used a market approach to determine the market value of capitalization of its single reporting unit. Step one of the impairment test states that if the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not to be impaired. The Company’s forecasts were used to create a risk adjusted discounted cash flow analysis to indicate the market value capitalization. The fair value of the Company’s reporting unit was compared to the carrying amount of the reporting unit. Under both approaches, the fair value of the reporting unit was higher than the carrying value, resulting in no impairment recorded against goodwill at March 31, 2009.
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
Stock-Based Compensation
     Stock Options
     The Company accounts for its stock options in accordance with Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”). This standard requires the Company to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period (generally the vesting period) of the options. Compensation cost included in operating expenses was $350,000 and $365,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.
     As of March 31, 2009, there were 6,771,669 stock options outstanding with the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $345,471 (net of estimated forfeitures). This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average period of 1.58 years. During the three months ended March 31, 2009, the Company granted 751,025 stock options, with a fair value of approximately $292,468 (net of estimated forfeitures), and 65,734 options were forfeited. During the three months ended March 31, 2008, the Company granted 784,150 options, with a fair value of approximately $1,072,000 (net of estimated forfeitures), and 156,950 options were forfeited.
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three months ended March 31, 2009 and 2008, using the Black-Scholes options valuation model, were as follows:

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Weighted average fair value of options granted	$0.39	$1.72
Expected life (years)	4.0 — 6.29	4.03 — 5.94
Expected volatility	85.68% — 95.08%	81.14% — 89.34%
Risk free interest rate	1.56% — 2.27%	2.37% — 2.50%%
Expected dividend	0.0%	0.0%
Expected forfeiture rate	21.96%	20.34%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from the vesting date. The expected volatility of the options granted during the three months ended March 31, 2009 and 2008 was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
     Restricted Stock
     Non-cash compensation expense related to all restricted stock issued to employees and directors has been recorded as compensation using the straight-line method of amortization. The Company accounts for stock-based awards issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. For the three months ended March 31, 2009, $147,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three months ended March 31, 2008, $85,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid in capital was increased accordingly.
Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The Company is reviewing this pronouncement as it relates to its recent agreement Joint Venture (JV) with Cadila Pharmaceuticals Ltd. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position and results from operations.
     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company does not expect this pronouncement to have a material effect on the Company’s financial position and results of operations.
     In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
This pronouncement is effective for periods ending after June 15, 2009. The Company does not expect this pronouncement to have a material effect on the Company’s financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009. The Company does not believe this pronouncement will have a material impact on the financial position and results of operations.
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
     In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax agreed to manufacture additional units of Estrasorb with final delivery completed in August 2008. Graceway will pay a preset transfer price per unit of Estrasorb for the supply of this product. Once Novavax delivered the required quantity of Estrasorb, Novavax cleaned the manufacturing equipment and prepared the equipment for transport. Graceway removed the equipment from the manufacturing facility and Novavax exited the facility in August 2008.
     In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. The licensed grant allows Novavax to make, use and sell licensed products and services in certain, limited fields. Upon commencement of the Graceway agreement, the license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, the Company entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, the Company has the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of March 31, 2009 and December 31, 2008, the Company made payments to UMMS in an aggregate amount that is not material. In addition, the Company will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology. The Company believes that all payments under the UMMS agreement will not be material to the Company in the foreseeable future. The UMMS agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at the Company’s option or by UMMS for an uncured breach by Novavax.
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, the Company entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular product candidate, the Company would be obligated to pay an aggregate of $14 million to Wyeth Holdings for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in the Company’s risk factors described in Item 1A of Part I of the Company’s Annual Report of Form 10-K for the year ended in December 31, 2008. Annual license maintenance fees under the Wyeth Holdings agreement aggregate $0.3 million per year. The royalty to be paid by the Company under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of March 31, 2009 aggregated $4.8 million and could aggregate up to an additional $0.3 million in 2009, depending on the achievement of clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at Novavax’s option or by Wyeth for an uncured breach by Novavax.
Notes Payable
     Notes payable consist of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
	(In thousands)
Note payable; insurance financing; bears interest at 4.9% per annum; principal and interest due in monthly installments of $51,677 through September 2009	$305	$570
Notes payable; Opportunity Grant Funds; non-interest bearing; principal only payments due in monthly installments of $6,666 through May 2012	240	260
Other	308	300

Total	853	1,130
Less current portion	(385)	(650)

Long-term portion	$468	$480

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Opportunity Grant Funds
     In July 2005, the Company received a $400,000 Opportunity Grant from the Commonwealth of Pennsylvania for the reimbursement of certain costs incurred in connection with the move of the Company’s corporate headquarters and product development activities to Malvern, Pennsylvania.
     The Company announced in December 2006, that it had signed a long-term lease for its then new corporate headquarters and research and development facility in Rockville, Maryland. As a result of the Company’s failure to comply with the conditions of the grant, the Department of Community & Economic Development (“DCED”) of the Commonwealth of Pennsylvania requested that the Company repay the full amount of the Opportunity Grant.
     In April 2007, the Company entered into a Settlement and Release Agreement with the Commonwealth of Pennsylvania, acting by and through DCED, whereby the Company agreed to repay the sum of the original grant in 60 monthly installments starting on May 1, 2007. The loan was reclassified to notes payable. The terms of the agreement stipulate the amount of the monthly repayment to be $6,667 for 60 months. Interest does not accrue on the outstanding balance. During the three months ended March 31, 2009 and 2008, the Company made payments totaling $20,000. The $240,000 balance of the loan is included in notes payable at March 31, 2009.
Convertible Notes
     Convertible notes consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(In thousands)
Note payable; 4.75% senior convertible, issued July 19, 2004, due July 15, 2009, currently convertible by the holders into 4,029,304 shares of Novavax common stock at $4.00 per share	$22,000	$22,000
Less: Discount	(119)	(222)

Note payable, net	$21,881	$21,778

     As of March 31, 2009 and December 31, 2008, the Company had an aggregate principal amount of $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are convertible into shares of Novavax common stock at $4.00 per share; and mature in five years on July 15, 2009. On June 15, 2007, the Company entered into amendment agreements (the “2007 Amendments”) with each of the holders of the outstanding Notes to amend the terms of the Notes. The 2007 Amendments (i) lowered the conversion price from $5.46 to $4.00 per share, (ii) eliminated the holders’ right to require the Company to redeem the Notes if the weighted average price of the Company’s common stock is less than the conversion price on 30 of the 40 consecutive trading days preceding July 19, 2007 or July 19, 2008 and (iii) mandated that the Notes be converted into Company common stock if the weighted average price of the Company’s common stock is greater than $7.00 (a decrease from $9.56) in any 15 out of 30 consecutive trading days after July 19, 2007. The Notes are also redeemable upon the occurrence of specified events of default as well as a “change of control” (as that term is defined in the Notes) of Novavax. At March 31, 2009 and December 31, 2008, the Company had accrued interest of $213,000 and $478,123, respectively, relating to these Notes.
     On April 29, 2009, the Company entered into amendment agreements (the “2009 Amendments”) with holders of the outstanding 4.75% Notes representing $17.0 million of the $22.0 million outstanding principal amount of the Notes to amend the terms of the Notes to allow for early payment under specific terms described below.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The 2009 Amendments (i) provide for payment of $17,000,000 aggregate principal amount of the Notes on April 29, 2009, (ii) provide for 70% of this principal amount plus accrued and unpaid interest to be paid in cash and (iii) provide for the remaining portion of this principal amount to be paid in that number of shares of Common Stock that equals 30% of this principal amount divided by $2.50. On April 29, 2009, the Company paid $12.1 million in principal and accrued interest and issued 2,040,000 shares of common stock in accordance with the terms of the 2009 Amendments. After payment of this $17.0 million in principal amount, $5.0 million aggregate principal amount remains outstanding under the Notes and will mature on July 15, 2009.
     Under the terms of the Notes, Novavax, at its option, can pay up to 50% of the remaining $5.0 million outstanding Notes in Novavax common stock on the due date of July 15, 2009, subject to the satisfaction of certain conditions, including, among other things, a requirement that the shares issued upon conversion be registered or freely tradable without registration, that Novavax’s shares of common stock have not been suspended from trading on NASDAQ Global Market during the applicable measurement period and there is no threatened delisting or suspension, and that the Company is otherwise in compliance with its agreements with the Note holders. The amount of shares that may be issued at maturity may be subject to adjustment depending on the Note holder’s percentage ownership of the Company on an as-converted basis and if the Company’s stock price falls below $2.00 during the measurement period. As a result, the Company will have to pay at least $2.5 million in cash to satisfy the Notes on the due date unless the Notes are converted into common stock, redeemed or amended.
     In connection with the 2007 Amendments, the Company recorded a debt discount of $852,000 and increased additional paid-in capital accordingly. The debt discount is being amortized over the remaining term of the Notes. Interest expense includes $102,000 related to the amortization of the debt discount for the three months ended March 31, 2009 and 2008.
Operating Leases
     Future minimum rental commitments under non-cancelable leases as of March 31, 2009 are as follows (in thousands):

	Operating		Net Operating
Year	Leases	Sub-Leases	Leases

2009	$1,701	$248	$1,453
2010	2,088	338	1,750
2011	2,087	259	1,828
2012	2,132	—	2,132
2013	2,179	—	2,179
Thereafter	6,399	—	6,399

Total minimum lease payments	$16,586	$845	$15,741

     In April 2009, we negotiated an amendment to our sublease with PuriCore to expand the term of the sublease until September 30, 2011, to expand the sublease premises to include all of the approximately 32,900 rentable square feet and to grant PuriCore the option to renew the sublease for an additional three-year term. We are currently awaiting the landlord’s approval of this amendment, which is required before it can become effective.
Sales and Issuance of Common Stock
     During the three months ended March 31, 2008, the Company received net proceeds of $35,000 from the exercise of 20,571 shares of common stock options, at a range of $1.34 to $2.67 per share.
     During the three months ended March 31, 2009, the Company received net proceeds of $35,000 for the exercise of 20,000 shares of common stock options at $1.75 per share.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Income Taxes
     The American Recovery and Reinvestment Act of 2009 was enacted and signed into law on February 17, 2009. The Act include the extension of a provision passed by the United States Congress in 2008 which allows companies to accelerate the recognition of a portion of research and development (“R&D”) credits in lieu of bonus depreciation and convert the R&D credits carry forward into currently refundable credits. The amount that may be converted is based on the amount invested in property that would otherwise qualify for bonus depreciation and is capped at the lesser of 6% of historic R&D credits or $30 million. The Company is evaluating the R&D credit provisions of the Act but has not yet reached a decision whether it will forego the bonus depreciation to obtain any R&D credit that may be refundable.

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
     The assets and liabilities related to the Company’s manufacturing facility in Philadelphia, Pennsylvania had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and the Company did not have a significant continuing involvement beyond one year after the closing of the Graceway transaction.
     Therefore, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the accompanying consolidated balance sheets report the assets and liabilities related to the Company’s Philadelphia manufacturing facility as discontinued operations in all periods presented, and the results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company delivered the required quantity of Estrrasorb as required under the Graceway agreements, and exited the facility in August 2008.
     The following table presents summarized financial information for the Company’s discontinued manufacturing operations presented in the consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	2009	2008
	(Unaudited)
	(In thousands)
Revenues	$—	$86

Cost of products sold	—	738

Net loss	$—	$(652)

     The following table presents major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Prepaid expenses and other current assets	$—	$132

Current assets of discontinued operations	$—	$132

Accounts payable	$—	$209
Accrued expenses and other liabilities	—	33

Current liabilities of discontinued operations	$—	$242

     In February 2008, the Company completed the sale of certain assets used in the production of Estrasorb to Graceway (See Note 2). As discussed above, the Company received an upfront payment from Graceway in connection with the execution of the agreements. As part of the asset purchase agreement, the Company transferred to Graceway, manufacturing equipment valued at $1.1 million related to the production of Estrasorb on the closing date, which had been included as assets held for sale in the Company’s consolidated balance sheet.

4. Related Party Transactions
     Effective April 1, 2009, the Board elected Rajiv I. Modi Ph.D., managing director of Cadila, as a Class I director. Dr. Modi was elected to the board pursuant to the Stock Purchase Agreement dated March 31, 2009 between Novavax and SOHL, a subsidiary of Cadila, which requires that, for so long as SOHL owns 5% of the Company’s Common Stock, SOHL may designate one member of the Board.
     On March 31, 2009, Novavax entered into several material agreements with Cadila, SOHL and CPL Biologicals Limited, the JV formed by the Company and Cadila, 80% of which will be owned by Cadila (the “JV”). Cadila has committed to fund approximately $8 million of working capital to the JV over three years. Dr. Modi serves as managing director of Cadila and his family has a substantial ownership interest in Cadila and therefore he has an indirect material interest in these material agreements further described below. Due to Dr. Modi’s interest in Cadila and the JV, he is not “independent” as that term is defined in the NASDAQ listing standards.
     As stated above, on March 31, 2009, Novavax entered into a Stock Purchase Agreement (the “SPA”) with SOHL, pursuant to which SOHL agreed to purchase 12.5 million shares of Company Common Stock at $0.88 per share, which closed on April 1, 2009. The Company raised gross proceeds of $11 million in the offering. The net proceeds to the Company from the sale of the Common Stock, after deducting estimated offering expenses payable by the Company, is approximately $10.5 million. The SPA provides that, as long as SOHL owns more than 5% of the Company’s then-outstanding Common Stock, SOHL may purchase a pro-rata portion of most Company Common Stock sales or issuances.
     Finally, on March 31, 2009, Novavax and Cadila entered into a Master Services Agreement (the “Master Services Agreement”) pursuant to which Novavax may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services in India. If, at the third anniversary of the Master Services Agreement, the amount of services provided by Cadila is less than $7.5 million, Novavax will pay Cadila a portion of the shortfall. Novavax will have to pay Cadila the portion of the shortfall amount that is equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project.
     The aggregate dollar value of the these agreements above is approximately $11 million for the Stock Purchase Agreement, $7.5 million for the Master Services Agreement, and $8 million for the Joint Venture Agreement.
     On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation is $220,000 in consideration for his consulting services. On March 6, 2008, the Company granted Mr. Lambert 25,000 stock options under the 2005 Plan with a fair value of approximately $41,000. On March 5, 2009, the Company granted Mr. Lambert 25,000 stock options under the 2005 plan with a fair value of approximately, 10,000. For the three months ended March 31, 2009 and 2008, the Company recorded consulting expenses for Mr. Lambert of $55,000 in accordance with the consulting agreement.
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
     On May 7, 2008, the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”). The Amendment restates the entire amount outstanding as of December 31, 2007, including accrued interest, or $578,848, as the new outstanding principal amount. Furthermore, the Amendment extends the maturity date of the note to June 30, 2009, permits the Company to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global Market exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning on June 30, 2008. The Company received a first payment of $50,000 in July 2008 and a second payment of $5,000 in October 2008, with a balance due by December 31, 2008 of $45,000. In January 2009, the Company received an additional payment of $10,000.
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
     Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements or historical experience include risks and uncertainties, including the Company’s ability to raise capital through public or private equity and/or debt financings; the maturity of the convertible notes on July 15, 2009, the failure by Novavax to secure and maintain relationships with collaborators; risks relating to the early stage of Novavax’s product candidates under development; uncertainties relating to commencing clinical trials and their outcome; risks relating to the supply and commercialization, if any, of Novavax’s proposed product candidates; dependence on the efforts of third parties; dependence on intellectual property; competition for clinical resources and patient enrollment from drug candidates in development by other companies with greater resources and visibility and other factors referenced herein.
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
     VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. Our VLPs resemble the virus but lack the genetic material to replicate the virus. Our proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, human seasonal influenza, Varicella Zoster (“VZV”), which causes shingles, and a Respiratory Syncytial Virus (“RSV”).
     We made significant progress since 2007 in our vaccine that targets the H5N1 avian influenza with pandemic potential. In December 2007, we announced favorable interim results for a Phase I clinical trial which began in July 2007 for our pandemic influenza vaccine, that demonstrated immunogenicity and safety. In August 2008, we received favorable results from a Phase I/IIa trial which was conducted to gather additional patient immunogenicity and safety data, as well as to determine a final dose, which demonstrated strong neutralizing antibody titers across all three doses tested. Although the safety data are still blinded pending complete safety follow-up, there were no serious adverse events reported. In February 2009, we announced that the vaccine induced robust hemagglutination inhibition (“HAI”) responses, which have been shown to be important for protection against influenza disease. In April 2009, we reported preclinical study results, conducted by scientists from both the Centers for Disease Control and Prevention, and the Company under a Collaborative Research and Development Agreement showing that an investigational H1N1 VLP vaccine based on the 1918 Spanish influenza strain protected against both the Spanish flu and a highly pathogenic H5N1 avian influenza strain. We have begun the work on creating a VLP vaccine candidate against the 2009 H1N1 swine flu virus and expect to complete production of the first batch of vaccine within 12 weeks of receiving the protein sequences. This faster cycle time from strain identification to first vaccine batch would be another demonstration of our abilities to create strain specific vaccines to potential pandemic influenza viruses. Over the past few years, we have gone through the process of creating recombinant VLP vaccines for multiple strains of influenza, both of seasonal as well as avian strains. This experience and knowledge has prepared us to execute this real life challenge.
     We only intend to initiate further human clinical trials for our pandemic influenza vaccine, which would be required for regulatory approval, with a collaborative partner.

     We also progressed development of our VLP trivalent vaccine that targets seasonal influenza virus in 2008 and 2007. In December 2008, we announced favorable safety and immunogenicity results from our Phase IIa seasonal study in healthy adults which we commenced in September 2008 to evaluate the safety and immunogenicity of different doses of our seasonal influenza vaccine. We observed a slightly different safety profile (non-serious adverse events) from our Phase IIa trial of our pandemic VLP vaccine, and are reviewing and analyzing the dose response curve as well as the safety data from the healthy adult seasonal trial before commencing a seasonal influenza dose ranging study in the elderly (>65 years of age) in the second half of 2009.
     On May 5, 2009, we announced the initiation of enrollment in the second Phase II study of its trivalent seasonal influenza VLP vaccine candidate. This clinical trial is designed to evaluate the safety and immunogenicity of a broader range of vaccine doses and to provide data to help select doses for future studies in older adults and a Phase III efficacy study. The Company plans to report top-line immunogenicity and safety results from this study by the fourth quarter of this year. We continue to seek a collaborative partner for our seasonal influenza vaccine upon completion of additional Phase II clinical studies, which are expected to be completed by the end of 2009.
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
Subsequent Events
Cadila Pharmaceuticals Ltd.
     On March 31, 2009, Company and Cadila Pharmaceuticals Ltd., a company incorporated under the laws of India (“Cadila”) entered into a Joint Venture Agreement (the ‘JVA”) pursuant to which the Company and Cadila formed CPL Biologicals Limited, a joint venture (the “JV”), of which 80% will be owned by Cadila and 20% is owned by the Company. The JV must obtain approval from India’s Foreign Investment Promotion Board (the “FIPB”) prior to issuing shares to Novavax. The JV will develop and commercialize our seasonal influenza virus-like-particle (VLP)-based vaccine candidate and Cadila’s therapeutic vaccine candidates against cancer as well as its adjuvants, biogeneric products and other diagnostic products for the territory of India. We will also contribute to the JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory, such as hepatitis E and chikungunya fever. Cadila will contribute approximately $8 million over three years to support the JV’s operations. The JV will be responsible for clinical testing and registration of products that will be marketed and sold in India.
     The board of directors of the JV consists of five members, three of whom (including the Chairman of the board) are nominated by Cadila and two of whom are nominated by Novavax. If the board is not in unanimous agreement on an issue, the Chief Executive Officers (“CEOs”) of the Company and Cadila will work to resolve the issue. If the CEOs cannot resolve the issue in five business days, a vote by the majority of the board will decide. However, the approval of the Company and Cadila, as shareholders of the JV, and the board of directors of the JV is required for (1) the sale of all or most of the assets of the JV, (2) a change in control of the JV, (3) the liquidation, dissolution, or winding up of the JV, (4) any occurrence of indebtedness that results in the JV having a debt-to-equity ratio of 3-to-1 or greater, or (5) most amendments of the JVA or the JV’s Articles of Association.

     The JV has the right to negotiate a definitive agreement for rights to certain future Novavax products (other than RSV) and certain future Cadila products in India prior to Novavax or Cadila licensing such rights to a third party. Novavax has the right to negotiate the licensing of vaccines developed by the joint venture using Novavax’s technology for commercialization in every country except for India and vaccines developed by the joint venture using Cadila’s technology for commercialization in certain other countries, including the United States.
     In connection with the JVA, on March 31, 2009, we also entered into license agreement, an option to enter into a license agreement, a technical services agreement and a supply agreement with the JV.
     Also on March 31, 2009, we entered into a binding, non-cancellable Stock Purchase Agreement (the “SPA”) with Satellite Overseas (Holdings) Limited (“SOHL”), a subsidiary of Cadila, pursuant to which SOHL has agreed to purchase 12.5 million shares of our common stock, par value $0.01 (the “Common Stock”) at the market price of $0.88 per share. We delivered the shares of Common Stock on April 1, 2009. We raised gross proceeds of $11 million in the offering. The net proceeds to us from the sale of the Common Stock, after deducting estimated offering expenses payable by us, is approximately $10.5 million.
     The SPA provides that, as long as SOHL owns more than 5% of the Company’s then-outstanding Common Stock, SOHL may purchase a pro-rata portion of any Company common stock sale issuance. Under the SPA, certain issuances are exempt from SOHL’s pre-emptive right, including shares issued (1) as stock dividends, stock splits, or otherwise payable pro rata to all holders of Common Stock; (2) to our employees, officers, directors or consultants pursuant to an employee benefit program; (3) upon the conversion or exercise of any options, warrants or other rights to purchase Common Stock; and (4) as consideration for a merger, consolidation, purchase of assets, or in connection with a joint venture or strategic partnership. However, any issuances pursuant to (4) above, must be approved by a majority of the full board and, if the transaction exceeds 5% of our then issued and outstanding shares of Common Stock, the per share purchase price cannot be less than $0.88. Under the SPA, for so long as SOHL owns 5% of our common stock, SOHL may designate one member of our board of directors.
     Finally, on March 31, 2009, Novavax and Cadila entered into a Master Services Agreement (the “Master Services Agreement”) pursuant to which we may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services in India. If, at the third anniversary of the Master Services Agreement, the amount of services provided by Cadila is less than $7.5 million, we will pay Cadila a portion of the shortfall. We will have to pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project. The term of the Master Services Agreement is five years, but may be terminated by either party if there is a material breach that is not cured within 30 days of notice or, at any time after three years, provided that 90 days prior notice is given to the other party.
At the Market Issuance
     On January 12, 2009, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell an aggregate of up to $25 million in gross proceeds of our common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. The Board of Directors has authorized the sale of up to 12,500,000 shares of common stock under the Sales Agreement. Based on the trading price of our common stock, we may not be able to sell all 12,500,000 shares or we may not be able to raise the full $25 million in gross proceeds permitted under the Sales Agreement. Wm Smith may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to our prior approval. We will pay Wm Smith a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Agreement. In the first quarter of 2009, we sold 70,500 shares and received net proceeds in the amount of $121,457, under the Sales Agreement. As of May 5, 2009, we sold approximately an additional 3.1 million shares for net proceeds of approximately $7.5 million.

Amendments to Convertible Notes
     On April 29, 2009, we entered into amendment agreements (the “2009 Amendments”) with holders of the outstanding 4.75% senior convertible notes (the “Notes”) representing $17.0 million of the $22.0 million outstanding principal amount of the Notes to amend the terms of the Notes to allow for early payment under specific terms described below.
     The 2009 Amendments (i) provide for payment of $17,000,000 aggregate principal amount of the Notes on April 29, 2009, (ii) provide for 70% of this principal amount plus accrued and unpaid interest to be paid in cash and (iii) provide for the remaining portion of this principal amount to be paid in that number of shares of Common Stock that equals 30% of this principal amount divided by $2.50. On April 29, 2009, we paid $12.1 million in principal and accrued interest and issued 2,040,000 shares in accordance with the terms of the 2009 Amendments.
     After payment of this $17.0 million in principal amount, $5.0 million aggregate principal amount remains outstanding under the Notes and will mature on July 15, 2009. Under the terms of the Notes, Novavax, at its option, can pay up to 50% of the remaining $5.0 million outstanding Notes in Novavax common stock on the due date of July 15, 2009, subject to the satisfaction of certain conditions, including, among other things, a requirement that the shares issued upon conversion be registered or freely tradable without registration, that Novavax’s shares of common stock have not been suspended from trading on NASDAQ Global Market during the applicable measurement period and there is no threatened delisting or suspension, and that the Company is otherwise in compliance with its agreements with the Note holders.
Significant Transactions in 2009 and 2008
Facility Exit Costs
     In July 2008, we decided to consolidate our research and development and manufacturing activities into our facility at Belward Campus Drive in Rockville, Maryland by closing our Taft Court facility in Rockville, Maryland. The Taft Court location was used to support the manufacturing requirements for early stage clinical trial materials for our VLP vaccine candidates. Our new GMP pilot manufacturing facility located at our Belward Campus Drive location will be used to support clinical trials and may also be used for future commercialization quantities of our VLP vaccines. The move commenced in September 2008 and was completed on October 17, 2008. Our accrued expenses on the consolidated balance sheet as of March 31, 2009 and December 31, 2008 include $237,000 and $296,000, respectively, related to the remaining lease payments.
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
     In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax had agreed to manufacture additional units of Estrasorb. Final delivery was made in July 2008. Graceway paid a preset transfer price per unit of Estrasorb for the supply of this product. After we delivered the required quantity of Estrasorb, we were required to clean the manufacturing equipment and prepare the equipment for transport. Graceway removed the equipment from the manufacturing facility and we exited the facility in August 2008.
     In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted us an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that Novavax sold to Graceway pursuant to the asset purchase agreement. The licensed grant allows us to make, use and sell licensed products and services in certain, limited fields.

     The net cash proceeds from these transactions were in excess of $2.5 million. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, we entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, we have the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of March 31, 2009 and December 31, 2008, we made payments to UMMS in an aggregate amount that is not material. In addition, we will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology. We believe that all payments under the UMMS agreement will not be material to us in the foreseeable future. The UMMS agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at our option or by UMMS for an uncured breach by Novavax.
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular product candidate, we would be obligated to pay an aggregate of $14 million to Wyeth Holdings for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in our Item IA of Part I of our annual report on Form 10-K for the year ended December 31, 2008. Annual license maintenance fees under the Wyeth Holdings agreement aggregate $0.3 million per year. The royalty to be paid by us under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of March 31, 2009 aggregated $4.8 million and could aggregate up to an additional $0.3 million in 2009, depending on the achievement of clinical development milestones. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at our option or by Wyeth for an uncured breach by Novavax.
Sublease Agreement with PuriCore, Inc.
     In April 2006, we entered into a sublease agreement with Sterilox Technologies, Inc. (now known as PuriCore, Inc.) to sublease 20,469 square feet of the Company’s Malvern, Pennsylvania corporate headquarters at a premium price per square foot. The sublease, with a commencement date of July 1, 2006, expires on September 30, 2009. This sublease resulted from our corporate move to Rockville, Maryland. In October 2006, we entered into a lease for an additional 51,000 square feet in Rockville, Maryland. Accordingly, in October 2006, we entered into an amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. This amendment has a commencement date of October 25, 2006 and expires concurrent with the initial lease on September 30, 2009. In April 2009, we negotiated an amendment to our sublease with PuriCore to expand the term of the sublease until September 30, 2011, to expand the sublease premises to include all of the approximately 32,900 rentable square feet and to grant PuriCore the option to renew the sublease for an additional three-year term. We are currently awaiting the landlord’s approval of this amendment, which is required before it can become effective.
Notes with Former Directors
     In March 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, we approved the payment of the exercise price of options by two of directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The notes were secured by an aggregate of 261,667 shares of our common stock.

     In May 2006, one of these directors resigned from our board of directors. Following his resignation, we approved an extension of the former director’s $448,000 note to be payable on December 31, 2007, or earlier to the extent of the net proceeds from any sale of the pledged shares. We entered into negotiations with the former director to extend the loan in January 2008. On May 7, 2008 the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”).
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
     For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to Critical Accounting Policies and Use of Estimates included in Item 7 and Summary of Significant Accounting Policies (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008. Since December 31, 2008, there have been no significant changes to our critical accounting estimates and policies.
Recent Accounting Standards
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R).

Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. We are reviewing this pronouncement as it relates to our recent agreements with Cadila Pharmaceuticals Ltd. The adoption of these pronouncements is not expected to have a material effect on the Company’s financial position and results from operations.
     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. We do not expect this pronouncement to have a material effect on our financial position and results of operations.
     In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. We do not expect this pronouncement to have a material effect on our financial position and results of operations.
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
Three months ended March 31, 2009 (“Q1 2009”) compared to the three months ended March 31, 2008 (“Q1 2008”): (Amounts in the tables are presented in thousands, except percentage changes and share and per share information)
Revenues:

	Q1	Q1
	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)

Revenues	$21	$458	$(437)	(95)%

     Revenues for the first quarter 2009 were $21,000 as compared to $458,000 in the comparable period in 2008. The decrease in revenue from the comparable period in 2008 was principally due to lower contract revenue. Contract research and development revenue is comprised of revenue from government and commercial contracts and for the three months ended March 31, 2008 is comprised of revenue from two National Institutes of Health (“NIH”) grants, one of which was completed in 2008. Contract research and development revenue for the three months ended March 31, 2009 is comprised of revenue from one NIH contract, which was completed in 2009.
Operating costs and expenses:

	Q1	Q1
	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Research and development	$4,266	$4,434	$(168)	(4)%
General and administrative	2,892	3,244	(352)	(11)%

	$7,158	$7,678	$(520)	(7)%

Research and Development Expenses
     Research and development costs decreased from $4.4 million in 2008 to $4.3 million in 2009, a decrease of $0.1 million or 4%. Our research and development costs are incurred in support of the development of VLP based vaccines. A portion of the decrease can be attributed to a $0.2 million decrease in employee costs and a $0.1 million decrease associated with the closing of our Taft Court facility. In October 2008, we consolidated our manufacturing operations into our facility at Belward Campus Drive in Rockville, Maryland and accrued the remaining lease payments related to our Taft Court facility.
     These decreases were partially offset by a $0.1 million increase in outside testing costs associated with the continuing preclinical testing, human clinical trials, process development, manufacturing and quality-related programs and a $0.1 million increase in facility costs. The increase in facility costs relate to increased rent and depreciation charges.
General and Administrative Expenses
     General and administrative costs were $2.9 million in 2009 compared to $3.2 million in 2008. The $0.3 million decrease in general and administrative costs can be attributed to a $0.1 million decrease in employee costs and a $0.1 million decrease in facility costs associated with general and administrative functions. General and administrative costs for the three months ended March 31, 2008 included $0.2 million related to the allowance established for two notes receivable from former directors. During 2008, we determined that the notes receivable should be classified as a reduction of equity. We have not recorded any reserved charges during the three months ended March 31, 2009. These decreases were partially offset by an increase of $0.1 million related to professional fees associated with the preparation of SEC filings during the three months ended March 31, 2009.
Other income (expense):

	Q1	Q1
	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$104	$543	$(439)	(81)%
Interest expense	(437)	(426)	(11)	(3)%
Impairment loss on short-term investments	(879)	—	(879)	(100)%

	$(1,212)	$117	$(1,329)	(1,136)%

     Net interest income was $0.1 million for 2009 compared to interest income of $0.5 million for 2008. The $0.4 million decrease in net interest income in the first quarter of 2009 as compared to the quarter ended March 31, 2008, was principally due to a decrease in the average balance outstanding for cash and short-term investments. The average cash and short-term investment balances outstanding decreased as a result of our continuing investment in our research and development activities surrounding our vaccine candidates. Interest expense for the three months ended March 31, 2009 and 2008 primarily represents interest on the outstanding convertible debt of $22.0 million and the amortization of the debt discount of $102,000. The debt discount resulted from the amendment of our convertible notes in June 2007, which resulted in the recording of a debt discount, which is being amortized over the remaining period of the notes. Additionally, we recorded $0.9 as an impairment loss for the quarter ended March 31, 2009, related to an other than temporary impairment loss on our auction rate securities.
Discontinued Operations:
     In October 2007, we entered into agreements to terminate our supply agreements with Allergan, successor-in-interest to Esprit. In connection with the termination, we decided to wind down operations at our manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations. In August 2008, we completed our final obligation to Graceway and exited the facility.
     The following table presents summarized financial information for our discontinued operations for the three months ended March 31, 2009 and 2008:

	Q1	Q1
	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)

Revenues	$—	$86	$(86)	100%

Costs of products sold	—	738	(738)	100%

Net loss	$—	$652	$(652)	100%

     We recorded a loss from discontinued operations of $0.7 million for the three months ended March 31, 2008. We recorded revenue from discontinued operations of $86,000 for 2008 from the sale of Estrasorb.
     Costs of products sold, which includes fixed idle capacity costs, were $0.7 million for the three months ended March 31, 2008. Of the $0.7 million cost of products sold in 2008, $0.6 million represented idle plant capacity costs at our manufacturing facility. The remaining $0.1 million represented the cost of Estrasorb sales to Allergan. In accordance with the Supply Agreement with Allergan, which terminated in February 2008, we were required to sell Estrasorb at a price that is lower than our manufacturing costs.
Net loss:

	Q1	Q1
	2009	2008	$ Change	%Change
	(unaudited)	(unaudited)

Net loss	$(8,349)	$(7,755)	$(594)	(8)%

Net loss per share	$(0.12)	$(0.13)	$0.01	8%

Weighted shares outstanding	68,692,455	61,280,155	6,952,264	11%

     Our net loss for the three months ended March 31, 2009 was $8.3 million, or 0.12 per share, as compared to $7.8 million, or $0.13 per share, for the three months ended March 31, 2008, an increase in the net loss of $0.6 million. The increase was principally due to the impairment loss on short-term investments recorded for the three months ended March 31, 2009, and a decrease in contract revenue, partially offset by a decrease in operating expenses.
Liquidity and Capital Resources
     Our future capital requirements depend on numerous factors including but not limited to the maturing of the remaining Notes on July 15, 2009, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and manufacturing cost. We plan to continue to have multiple vaccines and products in various stages of development and we believe our research and development as well as general and administrative expenses and capital requirements will continue to increase. We will need to engage in capital raising transactions in the near term. Future activities, particularly vaccine and product development, are subject to our ability to raise funds through public or private financings using equity and/or debt securities, or collaborative licensing and development arrangements with industry partners and government agencies.

Three Months Ended
March 31, 2009
(unaudited)
Summary of Cash Flows:	(In thousands)
Net cash (used in) provided by:
Operating activities	$(6,727)
Investing activities	68
Financing activities	(650)

Net decrease in cash and cash equivalents	(7,309)
Cash and cash equivalents at beginning of period	26,938

Cash and cash equivalents at end of period	$19,629

     As of March 31, 2009, we held $19.6 million in cash and investments as compared to $26.9 million at December 31, 2008. The $7.3 million decrease in cash and investments during 2008 was primarily due to the operating loss of $8.3 million and principal payments on debt of $0.9 million. As of March 31, 2009, our working capital deficit was $0.2 million compared to $7.3 million surplus as of December 31, 2008. This $7.5 million decrease primarily resulted from our net loss. Additionally, our working capital was used for $0.8 million in principal payments on our outstanding debt obligations for the three months ended March 31, 2009.
     We will seek to raise additional capital through public or private equity and/or debt financing. We intend to use the proceeds from these financing transactions to pay all or a portion of the principal and interest due on the Notes and for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our vaccine and other product candidates, the development of new technologies, capital improvements and general working capital. We will also seek to fund our operations through licensing and development arrangements. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to us. Any capital raised by an equity offering will likely be substantially dilutive to the stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value.
     As of May 5, 2009, we have sold approximately 3.1 million shares of common stock and received net proceeds of approximately $7.5 million pursuant to the sales agreement with Wm Smith. On March 31, 2009, we entered into a binding, non-cancellable stock purchase agreement to sell 12.5 million shares to a wholly-owned subsidiary of Cadila for a market price of $0.88 per share. We closed this transaction on April 1, 2009 and received net proceeds in the amount of $10.5 million.
     As of March 31, 2009, we had $22.0 million of senior convertible notes outstanding (the “Notes”). The Notes carry a 4.75% coupon; are convertible into shares of Novavax common stock at $4.00 per share; and mature on July 15, 2009. We may require that the Notes be converted into our common stock if the weighted average price of the our common stock is greater than $7.00 in any 15 out of 30 consecutive trading days after July 19, 2007. On April 29, 2009, we entered into amendment agreements (the “ 2009 Amendments”) with holders of the outstanding Notes representing $17.0 million of the $22.0 million outstanding principal amount of the Notes to amend the terms of the Notes to allow for early payment under specific terms described below.
     The 2009 Amendments (i) provide for payment of $17.0 million aggregate principal amount of the Notes on April 29, 2009, (ii) provide for 70% of this principal amount plus accrued and unpaid interest to be paid in cash and (iii) for the remaining portion of this principal amount to be paid in that number of shares of Common Stock that equals 30% of this principal amount divided by $2.50.
     Based on the amount of funds on hand, the proceeds from the Cadila transaction and the sale of stock under the Wm Smith agreement, our intention to pay 50% of the remaining $5.0 million outstanding Notes in Novavax common stock, and our planned business operations, we believe we will have adequate capital resources to operate at planned levels for at least the next twelve months. We are planning to raise additional capital in 2009 in order to continue our current level of operations and to pursue the business plan beyond 2009. We have not, however, secured any additional commitments for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all.

Any equity financing would cause significant dilution to our shareholders at current market prices. If we are not able to secure additional capital, we will continue to assess our capital resources and we may be required to downsize our operations, reduce general and administrative costs or to delay or reduce the scope of, or eliminate one or more of our product research and development programs, thereby causing delays in our efforts to introduce our future products to market. Should we be unable to accomplish these activities, we may not be able to continue our business.
Contractual Obligations and Commitments
     We utilize different financing instruments, such as debt and operating leases, to finance various equipment and facility needs. The following table summarizes our current financing obligations and commitments (in thousands) as of March 31, 2009:

		Less than		1 - 3	4 - 5	More than
Commitments and Obligations	Total	1 Year		Years	Years	5 Years
	(unaudited)
Convertible notes	$22,000	$22,000	*	$—	$—	$—
Operating leases	16,586	2,253		6,296	4,288	3,749
Notes payable	853	385		468	—	—

Total principal payments	39,439	24,638		6,764	4,288	3,749
Less: Subleases	(845)	(328)		(517)	—	—

Total commitments and obligations	38,594	24,310		6,247	4,288	3,749

*	This is the gross obligation for the convertible notes at March 31, 2009.
     On March 31, 2009, we entered into a Master Service Agreement with Cadila in which we may request services from Cadila in areas of biologics research, preclinical development, clinical development, process development, manufacturing scale up and general related services in India. This commitment is for $7.5 million in services over the next three years. If, at the third anniversary of the Master Service Agreement, the amount of services provided by Cadila is less than $7.5 million, we will pay Cadilia a portion of the shortfall. We will have to pay Cadilia the portion of the shortfall amount that is less than or equal to the shortfall amount that exceeds $2.0 million and 50% of the portion of the shortfall that exceeds $2.0 million.
     In April 2009, we negotiated an amendment to our sublease with PuriCore to expand the term of the sublease until September 30, 2011, to expand the sublease premises to include all of the approximately 32,900 rentable square feet and to grant PuriCore the option to renew the sublease for an additional three-year term. We are currently awaiting the landlord’s approval of this amendment, which is required before it can become effective.

     In addition to the amounts reflected in the table above in the future, we may owe royalties and other contingent payments to our collaborators or license holders based on the achievement product sales, milestones and other specific objectives.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2009, we had cash and cash equivalents and short-term investments of $25.6 million as follows:

Cash and cash equivalents	$19.6 million

Short-term investments classified as available for sale	$6.0 million
     Our exposure to market risk is confined to our investment portfolio. As of March 31, 2009, our short-term investments are classified as available for sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments and, therefore, could impact our cash flows and results of operations.
     Short-term investments at March 31, 2009 consist of investments in five auction rate securities with a par value of $8.1 million and a fair value of $6.0 million. We recorded an additional other than temporary impairment charge to operating related to these securities during the first quarter of 2009 of $0.9 million because of the current turmoil in the credit markets and management’s belief these securities cannot presently be sold at par value but are saleable at a discount from their par value.
     We have classified these securities as short-term investments and have accounted for our investments in these securities as available for sale securities under the guidance of Statement of Financial Accounting Standards, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Although the auction rate securities have variable interest rates which typically reset every 16 to 32 days through a competitive bidding process known as a “Dutch auction,” they have long-term contractual maturities. These investments are classified within current assets because we may need to liquidate these securities within the next year.
     The available for sale securities are carried at fair value and unrealized gains and losses on these securities, if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity. We assess the recoverability of our available-for-sale securities and, if impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. Other than temporary impairments are included in the consolidated statements of operations. Our cumulative other than temporary impairment charges approximate $2.1 million, which include an impairment charge of 1.2 million recorded in 2008.
     We had invested in auction rate securities for short periods of time as part of our cash management program. Recent uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities subsequent to December 31, 2008 as the amount of securities submitted for sale during the auction has exceeded the amount of the purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we considered various factors to assess the fair value and the classification of the securities as short-term assets. Fair value was determined through an independent valuation using two valuation methods -— a discounted cash flow method and a market comparables method. Certain factors used in these methods include, but are not necessary limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, our ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value, and other factors.

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
     At March 31, 2009, we had a total debt of $22.7 million, most of which bears interest at fixed interest rates. We do not believe that it is exposed to any material interest rate risk as a result of our borrowing activities.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and interim principal accounting officer, who performs functions similar to a principal financial officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that review and evaluation, which included the participation of management and certain other employees of the Company, the chief executive officer and interim principal accounting officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
     Changes in Internal Control over Financial Reporting
     The Company’s management, including our principal executive officer and interim principal accounting officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2009, and has concluded that there was no change that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     The Company does not have any pending legal matters at this time.
Item 1A. — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, other than as mentioned below.
Item 6 — Exhibits
Confidential treatment has been requested for portions of exhibits marked with a double asterisk (**).

10.1	Stock Purchase Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009

10.2	Registration Rights Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009

10.3**	Joint Venture Agreement between Novavax Inc. and Cadila Pharmaceuticals Limited, dated March 31, 2009

10.4**	Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited, dated March 31, 2009

10.5**	Supply Agreement between Novavax, Inc. and CPL Biologicals Limited, dated March 31, 2009

10.6**	Technical Services Agreement between Novavax, Inc. and CPL Biologicals Limited, dated March 31, 2009

10.7**	Seasonal / Other License Agreement between Novavax, Inc. and CPL Biologicals Limited, dated March 31, 2009

10.8**	Option to Obtain License between Novavax, Inc. and CPL Biologicals Limited, dated March 31, 2009

10.9	At the Market Issuance Sales Agreement, dated January 12, 2009, by & between Novavax, Inc. and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 13, 2009)

10.10	Consulting Agreement of Len Stigliano, effective January 28, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 20, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Principal Accounting Officer (performing functions similar to a principal financial officer) pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Interim Principal Accounting Officer (performing functions similar to a principal financial officer), pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)
Date: May 11, 2009	By:	/s/ Rahul Singhvi
Rahul Singhvi
President and Chief Executive Officer (Principal Executive Officer)

Date May 11, 2009	By:	/s/ Evdoxia E. Kopsidas
Evdoxia E. Kopsidas
Director of Finance and Interim Principal Accounting Officer (performing functions similar to a principal financial officer)