Form 10-Q
period 2009-06-30
NOVAVAX INC
filed 2009-08-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009
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
Shares of Common Stock Outstanding at July 31, 2009 90,813,798

NOVAVAX, INC.
Form 10-Q
For the Quarter Ended June 30, 2009 and 2008 (unaudited)

i

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,216	$26,938
Short-term investments classified as available for sale	5,978	6,962
Accounts and other receivables, net of allowance for doubtful accounts of $218 as of June 30, 2009 and December 31, 2008, respectively	41	290
Prepaid expenses and other current assets	806	774
Current assets of discontinued operations	—	132

Total current assets	32,041	35,096

Property and equipment, net	7,879	8,228
Goodwill	33,141	33,141
Other non-current assets	160	160

Total assets	$73,221	$76,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,460	1,750
Accrued expenses and other current liabilities	3,229	2,969
Current portion of notes payable	234	650
Convertible notes, current	4,996	21,778
Current liabilities of discontinued operations	—	242
Deferred rent	273	328

Total current liabilities	10,192	27,717

Non-current portion of notes payable	450	480
Deferred rent	2,858	2,939

Total liabilities	13,500	31,136

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares and 100,000,000 shares authorized at June 30, 2009 and December 31, 2008; 89,229,598 shares issued and 88,774,168 outstanding at June 30, 2009, and 69,220,221 shares issued and 68,764,591 outstanding at December 31, 2008	892	692
Additional paid-in capital	315,037	284,595
Notes receivable from directors	(1,572)	(1,572)
Accumulated deficit	(252,665)	(235,776)
Treasury stock of 455,430 shares at June 30, 2009 and at December 31, 2008, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	479	—

Total stockholders’ equity	59,721	45,489

Total liabilities and stockholders’ equity	$73,221	$76,625

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$29	$342	$50	$800

Operating costs and expenses:
Research and development	5,297	5,380	9,563	9,814
General and administrative	2,562	3,166	5,454	6,410

Total operating costs and expenses	7,859	8,546	15,017	16,224

Loss from operations before other (expense) Income	(7,830)	(8,204)	(14,967)	(15,424)

Other (expense) income, net	(710)	(110)	(1,922)	7

Loss from continuing operations	(8,540)	(8,314)	(16,889)	(15,417)
Loss from discontinued operations	—	(1,058)	—	(1,710)

Net loss	$(8,540)	$(9,372)	$(16,889)	$(17,127)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.10)	$(0.14)	$(0.22)	$(0.25)
Loss per share from discontinued operations	—	(0.02)	—	(0.03)

Net loss per share	$(0.10)	$(0.15)	$(0.22)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	84,832,226	61,329,699	76,806,926	61,286,169

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2009
(in thousands, except share information)
(unaudited)

				Notes			Accumulated
			Additional	Receivable			Other	Total
	Common Stock		Paid-in	From	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Directors	Deficit	Stock	Income	Equity
Balance, December 31, 2008	69,220,021	$692	$284,595	$(1,572)	$(235,776)	$(2,450)	$—	$45,489

Non-cash compensation costs for stock options	—	—	658	—	—	—	—	658

Issuance of stock to Cadila, net of issuance costs of $0.3 million	12,500,000	125	10,529	—	—	—	—	10,654

Redemption of convertible debt	2,040,000	36	5,080	—	—	—	—	5,116

Sales of stock under ATM, net of offering costs of $0.7 million	5,449,577	39	13,944	—	—	—	—	13,983

Exercise of stock options	20,000	—	35	—	—	—	—	35

Amortization of restricted stock for compensation	—	—	196	—	—	—	—	196

Unrealized gain on short-term investments	—	—	—	—	—	—	479	479

Net loss	—	—	—	—	(16,889)	—	—	(16,889)

Balance, June 30, 2009	89,229,598	$892	$315,037	$(1,572)	$(252,665)	$(2,450)	$479	$59,721

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2009	2008
Operating Activities:
Net loss	$(16,889)	$(17,127)
Plus net loss from discontinued operations	—	1,710

Net loss from continuing operations	(16,889)	(15,417)
Reconciliation of net loss from continuing operations to net cash used in operating activities:
Depreciation	602	420
Amortization of debt discount	218	204
Reserve for notes receivable and accrued interest	—	270
Loss and disposal of property and equipment	28	73
Impairment of short-term investments	1,338	—
Impairment of long lived assets	21	148
Amortization of net discounts on short-term investments	—	(178)
Amortization of deferred financing costs	145	129
Deferred rent	(137)	2,995
Non-cash stock compensation	854	1,146
Changes in operating assets and liabilities:
Accounts receivable	236	577
Inventory	—	(22)
Prepaid expenses and other assets	(45)	250
Accounts payable and accrued expenses	(398)	953
Other assets	—	(12)

Net cash used in operating activities from continuing operations	(14,027)	(8,464)
Net cash provided by operating activities from discontinued operations	—	1,292

Net cash used in operating activities	(14,027)	(7,172)

Investing Activities:
Capital expenditures	(168)	(4,273)
Purchases of short-term investments	—	(15,650)
Proceeds from disposal of property and equipment	7	—
Proceeds from maturities of short-term investments	125	45,595

Net cash (used in) provided by investing activities from continuing operations	(36)	25,672
Net cash provided by investing activities from discontinued operations	—	1,354

Net cash (used in) provided by investing activities	(36)	27,026

Financing Activities:
Principal payments of notes payable	(12,346)	(828)
Proceeds from the exercise of stock options	35	137
Net proceeds from the sales of common stock, net of offering costs of $1.0 million	24,652	—

Net cash provided (used in) by financing activities	12,341	(691)

Net (decrease) increase in cash and cash equivalents	(1,722)	19,163
Cash and cash equivalents at beginning of period	26,938	4,350

Cash and cash equivalents at end of period	$25,216	$23,513

Supplemental disclosure of cash flow information:
Cash interest payments	$761	$654

Supplemental disclosure of non-cash activities:
Equipment purchases included in accounts payable	$84	$201

Repayment of notes payable through issuance of common stock	$5,100	$—

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
     VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. The Company’s VLPs resemble the virus but lack the genetic material to replicate the virus. The Company’s proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, H1N1, human seasonal influenza, Varicella Zoster (“VZV”), which causes Shingles, and Respiratory Syncytial Virus (“RSV”).
Subsequent Events
     The Company evaluated its June 30, 2009 consolidated financial statements for subsequent events through August 10, 2009, the date the financial statements were available to be issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
At the Market Issuance
     Pursuant to the At Market Issuance Sales Agreement (the “Sales Agreement”), with Wm Smith & Co. (“Wm Smith”), the Company may sell an aggregate of up to $25.0 million in gross proceeds of the Company’s common stock from time to time through Wm Smith. During the three and six months ended June 30, 2009, the Company sold 5,379,077 shares and 5,449,577 shares and received net proceeds of $13.8 million and $14.0 million, respectively. Subsequent to June 30, 2009, the Company sold approximately an additional 2.0 million shares for net proceeds of approximately $8.0 million.
Convertible Notes
     As of June 30, 2009, the Company had $5.0 million of senior convertible notes outstanding (the “Notes”). The Notes carried a 4.75% coupon; were convertible into shares of Novavax common stock at $4.00 per share plus all accrued interest; and matured on July 15, 2009. On July 15, 2009, the Company repaid the $5.0 million balance of its convertible notes. Under the terms of the Notes, Novavax elected to repay the remaining balance of principal and accrued interest for approximately $2.6 million of cash and issued 1,016,939 shares of common stock representing the remaining $2.6 million of the principal plus accrued and unpaid interest due by dividing that principal amount by $2.5163.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
ROVI Pharmaceuticals
     On June 30, 2009, Novavax announced the signing of a letter of intent to license its proprietary, recombinant VLP vaccine technology to ROVI Pharmaceuticals of Spain (“ROVI”) for influenza vaccines. ROVI will use the VLP technology to create a comprehensive influenza vaccine solution for the Spanish government under a new 60 million-euro program sponsored and led by the Spanish Ministry of Health and other government groups to develop pandemic and seasonal flu vaccines while also establishing its only in-border facility.
     Under separate agreements that are in the process of being finalized, ROVI will receive exclusive licenses to Novavax’s VLP vaccine and manufacturing technology to commercialize flu vaccines in Spain and Portugal, and non-exclusive licenses in Europe, Latin America and Africa. On July 6, 2009, under a stock purchase agreement, ROVI made a $3.0 million equity investment in Novavax at $2.74 per share, a 10% premium to the June 29, 2009 closing bid price on the NASDAQ Global Market. Under a definitive agreement yet to be finalized, a non-profit foundation, jointly sponsored by ROVI and the Spanish authorities, will be formed. It is anticipated that the non-profit foundation will initially be funded with a 25 million euro credit line from the Spanish government, to support Phase III clinical development and other studies necessary to achieve marketing authorization of the VLP influenza vaccines in the European Union in 2012. Additional clinical development funds will be contributed by ROVI if required, but are not anticipated at this time. In addition, the State of Andalucía will support ROVI in building a new VLP vaccine plant in the city of Granada at a cost of approximately 20 million euro with plans to bring it on-line in 2012. The plant, with certain licensed manufacturing rights from Novavax, is expected to have enough manufacturing capacity to supply Spain and other parts of Europe, Latin America, and Africa. As part of the final agreements, it is anticipated ROVI will be authorized to manufacture and sell an unlimited annual number of doses in Spain, Portugal, Latin America, and Africa, but will be limited to 5.0 million annual doses in other parts of Europe.
Liquidity Matters
     The Company has incurred losses since its inception and has an accumulated deficit of $253 million, as of June 30, 2009.
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
     At June 30, 2009, the Company had cash and cash equivalents totaling $25.2 million and auction rate securities with a face value of $8.1 million and a fair value of $6.0 million. There has been insufficient demand at auction for each of the Company’s five auction rate securities originally purchased from Oppenheimer & Co. Inc. The Company recorded other than temporary impairment charges, which have been recorded in the Statement of Operations, of $1.2 million in the fourth quarter of 2008, $0.8 million during the first quarter of 2009, and $0.5 million during the second quarter of 2009,

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
due primarily to their illiquidity. During the three months ended June 30, 2009 the Company recorded $0.5 million as a recovery of losses previously recorded as impairment losses related to four of its auction rate securities and recorded this recovery as unrealized gains in other comprehensive income. The Company believes the fair value of its auction rate securities of $6.0 million as of June 30, 2009 represents the fair value and the value at which the Company would liquidate the investments, if necessary, at the present time. The Company is currently evaluating what a buyer might pay for these securities currently, along with the risks and benefits of holding versus selling these securities. Without liquidity of these auction rate securities, the Company’s cash position will be negatively affected.
     During the three months and six months ended June 30, 2009, the Company has sold 5,379,077 and 5,449,577 shares of common stock and received net proceeds in the amount of $13.8 million and $14.0 million, respectively under the Sales Agreement with Wm Smith.
     On June 30, 2009 the Company entered into a stock purchase agreement with ROVI for the purchase of $3.0 million of Novavax common stock at $2.74 per share. The Company issued approximately 1.1 million shares and received the proceeds on July 6, 2009. (See Subsequent Events — Rovi.)
     As of June 30, 2009, the Company had $5.0 million of its Notes outstanding. The Company repaid the Notes on July 15, 2009. (See Subsequent Events —Convertible Notes).
     Based on the amount of funds on hand, the $3.0 million in proceeds from the ROVI transaction, the sales of stock under the Wm Smith Sales Agreement subsequent to the end of the quarter, and the Company’s planned business operations, the Company believes it will have adequate capital resources to operate at planned levels for at least the next twelve months. The Company is planning to raise additional capital in 2009 in order to continue its current level of operations and to pursue the business plan beyond 2009. The Company has not, however, secured any additional commitments for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (Fielding Pharmaceutical Company). All significant inter-company accounts and transactions have been eliminated in consolidation. They have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although Novavax believes that the disclosures are adequate to make the information presented herein not misleading, certain information and footnote disclosures, including a description of significant accounting policies, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Certain information and disclosures required by accounting principles generally

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ended December 31, 2009.
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
Net Loss per Share
     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. Outstanding stock options with an exercise price above market are excluded from the Company’s diluted computation as their effect would be anti-dilutive. For the three and six months ended June 30, 2009, there were approximately 4.2 million and 4.4 million outstanding stock options, respectively, along with 3.3 million outstanding warrants that were excluded from the calculation of diluted loss per share. For the three and six months ended June 30, 2008, there were approximately 4.9 million and 4.8 million outstanding stock options, respectively, that were excluded from the calculation of diluted loss per share.
Comprehensive Loss
     Under SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of its consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s comprehensive loss (in thousands, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(8,540)	$(9,372)	$(16,889)	$(17,127)
Unrealized gains on short-term investments classified as available for sale	479	—	479	—

Comprehensive loss	$(8,061)	$(9,372)	$(16,410)	$(17,127)

Short-Term Investments
     Short-term investments at June 30, 2009 and December 31, 2008 consist of investments in five auction rate securities with a par value of $8.1 million and $8.2 million, and a fair value of $6.0 million and $7.0 million, respectively. The Company recorded other than temporary impairment charges to other expenses related to these securities during the three and six months ended June 30, 2009 of $0.5 million and $1.4 million, respectively, as a result of the liquidity issues in the credit markets and management’s belief these securities cannot presently be sold at par value, but are saleable at a discount from their par value. During the three and six months ended June 30, 2009, the Company also recorded a temporary unrealized gain of $0.5 million related to the increase in fair value for four of the Company’s auction rate securities. The Company did not record any changes in fair value during the three and six months ended June 30, 2008.
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
     The Company had invested in auction rate securities for short periods of time as part of its cash management program. Uncertainties in the credit markets have prevented the Company from liquidating certain holdings of auction rate securities subsequent to June 30, 2009 as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, the Company considered various factors to assess the fair value and the classification of the securities as short-term assets. Fair value was determined through independent valuation using two valuation methods — a discounted cash flow method and a market comparables

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
method. Certain factors used in these methods include, but are not limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, our ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value, and other factors. Such factors have been consistently applied in our quarterly valuation of the Company’s auction rate securities.
     Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short-term investments are amortized or accreted to maturity and included in interest income. The specific identification method is used in computing realized gains and losses on sale of the Company’s securities.
Fair Value Measurements
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, SFAS 157 permits the use of various valuation approaches, including market, income and cost approaches. SFAS No. 157 also establishes a fair value hierarchy, which is outlined below, that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value by requiring that the observable inputs be used when available.
     The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities. Valuations of these products do not require a significant amount of judgment. The Company does not have any level 1 assets at June 30, 2009.
Level 2 — These valuations are based primarily on a “market approach” using quoted prices in markets that are not very active, broker or dealer quotations, or alternative pricing sources with reasonable levels of transparency. The Company considers its auction rate securities to be Level 2 assets.
Level 3 — These valuations are based primarily on unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets are comprised of goodwill.
     If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Financial assets and liabilities, measured at fair market value on a recurring basis as of June 30, 2009, are summarized below:

	Fair Value Measurement at June 30, 2009
	(Unaudited)
	(in thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
	Level 1	Level 2	Level 3	At Fair Value
Assets
Auction rate securities	$—	$5,978	$—	$5,978
Goodwill	—	—	33,141	33,141

Total assets	$—	$5,978	$33,141	$39,119

     The following table represents a roll forward of the activity related to the credit loss component recognized in earnings on auction rate securities held by the Company for which a portion of other than temporary impairment was recognized in other comprehensive loss.

Six Months Ended
June 30, 2009
Beginning balance, January 1	$1,237

Additions for other than temporary impairments where credit losses have been recognized prior to the beginning of the period	1,338

Reductions for securities that had a portion of other than temporary impairment recorded in other comprehensive income	(478)

Ending balance	$2,097

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
Property and equipment are comprised of the following:

	As of
	June 30, 2009	December 31, 2008
	(Unaudited)
	(in thousands)
Construction in progress	$1,118	$5,394
Furniture, machinery and equipment	4,305	3,880
Leasehold improvements	4,525	637
Computer software and hardware	334	339

	10,282	10,250
Less accumulated depreciation and amortization	(2,403)	(2,022)

	$7,879	$8,228

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Construction in progress is primarily related to costs incurred in the construction of the Company’s Good Manufacturing Practice (“GMP”) pilot manufacturing facility which started during the third quarter of 2007. The GMP pilot manufacturing facility was ready for use in January 2009, when the Company announced that all equipment in the pilot plant was installed and ready for operations supporting scale-up and validation. Amounts included in construction in progress will be placed in service upon completion of validation, which is expected to occur by December 31, 2009.
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
     Due to continued volatility in the financial and credit markets including the Company’s stock price, the Company determined it should perform an interim test for impairment of the Company’s goodwill as of March 31, 2009. The Company did not perform an interim test for impairment of the Company’s goodwill as of June 30, 2009 due to the Company’s increasing stock price.
     At March 31, 2009 and December 31, 2008, the Company used both the market approach and the income approach to determine if the Company had an impairment of its goodwill. The income approach was used as a confirming look to the market approach. The Company used a market approach to determine the market value of capitalization of its single reporting unit. Step one of the impairment test states that if the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not to be impaired. The Company’s forecasts were used to create a risk adjusted discounted cash flow analysis to indicate the market value capitalization. The fair value of the Company’s reporting unit was compared to the carrying amount of the reporting unit. Under both approaches, the fair value of the reporting unit was higher than the carrying value, resulting in no impairment recorded against goodwill at March 31, 2009 or December 31, 2008.
Stock-Based Compensation
Stock Options
     The Company accounts for its stock options in accordance with Statement of Financial Accounting Standard No. 123 (revised), Accounting for Stock-Based Compensation (“SFAS No. 123R”). This standard requires the Company to measure the cost of employee services received

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period (generally the vesting period) of the options. Compensation cost included in operating expenses was $309,000 and $658,000 for the three and six months ended June 30, 2009, and $612,000 and $977,000 for the three and six months ended June 30, 2008.
     As of June 30, 2009, there were stock options outstanding for the purchase of 6,384,556 shares of common stock. At June 30, 2009, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $3,565,076 (net of estimated forfeitures). This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average period of 1.88 years.
     During the three and six months ended June 30, 2009, the Company granted stock options for the purchase of 37,500 and 788,525 shares of common stock, respectively, with a fair value of approximately $71,730 and $364,198 (net of estimated forfeitures). Stock options for the purchase of 379,038 and 490,347 shares of common stock were forfeited during the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2008, the Company granted stock options for the purchase of 66,750 and 850,900 shares of common stock, respectively, with a fair value of approximately $112,000 and $1,370,000 (net of estimated forfeitures), respectively. Stock options for the purchase of 231,033 and 344,650 shares of common stock were forfeited during the three and six months ended June 30, 2008, respectively.
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three and six months ended June 30, 2009 and 2008, using the Black-Scholes option valuation model were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average fair value of options granted	$1.91	$2.62	$0.46	$2.61
Expected life (years)	4.17-7.05	4.12	4.00-7.05	3.62-6.37
Expected volatility	100.36-111.83%	84.75-84.89%	85.68-111.83%	81.14-87.78%
Risk free interest rate	2.09-3.19%	3.29%	1.56-3.19%	1.97-3.29%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Expected forfeiture rate	21.96%	21.96%	21.96%	21.96%
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from vesting date. The expected volatility of the options granted during the three and six months ended June 30, 2009 and 2008 was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock
     Non-cash compensation expense related to all restricted stock issued to employees and directors has been recorded as compensation using the straight-line method of amortization. The Company accounts for stock-based awards issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. For the three and six months ended June 30, 2009, $49,000 and $196,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three and six months ended June 30, 2008, $84,000 and 169,000, respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly.
Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The Company is reviewing this pronouncement as it relates to its recently entered Joint Venture (JV) with Cadila Pharmaceuticals Ltd. The pronouncement is effective January 1, 2009, to be applied prospectively for all business combinations for which the acquisition date is on or after January 1, 2009. This pronouncement will significantly change our accounting and reporting for business combination transactions completed on or after January 1, 2009. The adoption of this pronouncement did not have an impact on our consolidated financial statements for the six months ended June 30, 2009, because we did not complete any business combination transactions during this period but it will impact our consolidated financial statements if such transactions occur in future periods.
     In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The Company adopted FSP FAS 157-4 effective April 1, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operations. The

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
additional disclosures related to FSP FAS 157-4 are included in Note 2 — Short Term Investments and Fair Value Measurements.
     In April 2009, the FASB issued FSP SFAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security or whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis. The Company adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operations. The additional disclosures related to FSP FAS 115-2 and FAS 124-2 are included in Note 2 — Short Term Investments and Fair Value Measurements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009. This pronouncement has not had a material impact on the financial position and results of operations.
     In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165 Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. This requirement is effective for statements issued for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have any impact on the Company’s consolidated results of operations and financial position.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 will become the source for authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change current US GAAP. SFAS No. 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS No. 168 is not expected to have any impact on the Company’s consolidated results of operations and financial position.
Significant Transactions
Cadila Pharmaceuticals Ltd.
     On March 31, 2009, the Company and Cadila Pharmaceuticals Ltd., a private company incorporated under the laws of India (“Cadila”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the Company and Cadila formed CPL Biologicals Limited, a joint venture (the “JV”), of which 80% is owned by Cadila and 20% is owned by the Company. The JV will develop and commercialize the Company’s seasonal influenza VLP-based vaccine candidate and Cadila’s therapeutic vaccine candidates against cancer as well as its adjuvants, biogeneric products and other diagnostic products for the territory of India. The Company also contributed to the JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory, such as hepatitis E and chikungunya fever. Cadila will contribute approximately $8 million over three years to support the JV’s operations. The JV is responsible for clinical testing and registration of products that will be marketed and sold in India.
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
     The JV has the right to negotiate a definitive agreement for rights to certain future Novavax products (other than RSV) and certain future Cadila products in India prior to Novavax or Cadila licensing such rights to a third party. Novavax has the right to negotiate the licensing of vaccines developed by the JV using Novavax’s technology for commercialization in every country except for India and vaccines developed by the JV using Cadila’s technology for commercialization in certain other countries, including the United States.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In connection with the JVA, on March 31, 2009, the Company also entered into license agreement, and an option to enter into a license agreement, a technical services agreement and a supply agreement with the JV.
     Also on March 31, 2009, the Company entered into a binding, non-cancellable Stock Purchase Agreement (the “SPA”) with Satellite Overseas (Holdings) Limited (“SOHL”), a subsidiary of Cadila, pursuant to which SOHL agreed to purchase 12.5 million shares of our common stock, par value $0.01 at the market price of $0.88 per share. The Company delivered the shares of common stock on April 1, 2009. The net proceeds to the Company from the sale of the common stock, after deducting estimated offering expenses payable by the Company, is approximately $10.5 million.
     The SPA provides that, as long as SOHL owns more than 5% of the Company’s then-outstanding common stock, SOHL may purchase a pro-rata portion of any Company common stock sale issuance. Under the SPA, certain issuances are exempt from SOHL’s pre-emptive right, including shares issued (1) as stock dividends, stock splits, or otherwise payable pro rata to all holders of common stock; (2) to the Company employees, officers, directors or consultants pursuant to an employee benefit program; (3) upon the conversion or exercise of any options, warrants or other rights to purchase common stock; and (4) as consideration for a merger, consolidation, purchase of assets, or in connection with a joint venture or strategic partnership. However, any issuances pursuant to (4) above, must be approved by a majority of the full board and, if the transaction exceeds 5% of our then issued and outstanding shares of common stock, the per share purchase price cannot be less than $0.88. Under the SPA, for so long as SOHL owns 5% of the Company’s common stock, SOHL may designate one member of the Company’s board of directors. SOHL designated Rajiv I. Modi, Ph.D., who was elected to the board of directors effective April 1, 2009.
     Finally, on March 31, 2009, Novavax and Cadila entered into a Master Services Agreement (the “Master Services Agreement”) pursuant to which the Company may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services in India. If, at the third anniversary of the Master Services Agreement, the amount of services provided by Cadila is less than $7.5 million, the Company will pay Cadila a portion of the shortfall, as defined in the Master Services Agreement. The Company will have to pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project. The term of the Master Services Agreement is five years, but may be terminated by either party if there is a material breach that is not cured within 30 days of notice or, at any time after three years, provided that 90 days prior notice is given to the other party. As of June 30, 2009, the Company has not incurred any expenses related to the Master Services Agreement.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At the Market Issuance
     On January 12, 2009 the Company entered into the Sales Agreement, with Wm Smith, under which the Company may sell an aggregate of up to $25.0 million in gross proceeds of the Company’s common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. The board of directors has authorized the sale of up to 12.5 million shares of common stock under the Sales Agreement. Wm Smith may sell the common stock “at the market” as defined in Rule 415 of the Securities Act, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company pays Wm Smith a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Sales Agreement. During the three and six months ended June 30, 2009, the Company sold 5,379,077 shares and 5,449,577 shares and received net proceeds of $13.8 million and $14.0 million, respectively.
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, the Company entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular product candidate, the Company would be obligated to pay an aggregate of $14 million to Wyeth Holdings for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in the Company’s risk factors described in Item 1A of Part I of the Company’s Annual Report of Form 10-K for the year ended in December 31, 2008. Annual license maintenance fees under the Wyeth Holdings agreement aggregate $0.3 million per year. The royalty to be paid by the Company under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of June 30, 2009 aggregated $5.1 million. The agreement will remain effective (i) as long as there is at least one claim of the licensed patent rights cover the manufacture, sale or use of any product, (ii) unless Novavax has not terminated the agreement at its option or, (iii) Wyeth has not terminated the agreement for an uncured breach by Novavax.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, the Company entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, the Company has the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans.
     As of June 30, 2009 and December 31, 2008, the Company made payments to UMMS in an aggregate amount that is not material. In addition, the Company will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology. The Company believes that all future payments under the UMMS

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
agreement will not be material to the Company in the foreseeable future. The UMMS agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at the Company’s option or by UMMS for an uncured breach by Novavax.
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
     In connection with the closing of the transaction, Novavax received an upfront payment from Graceway. The Company determined that the Graceway agreements should be accounted for as a single arrangement with multiple elements as defined in EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if it has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would be accounted for separately as performed. If the fair value of undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting. The Company evaluated the deliverables related to the Graceway supply and asset purchase agreements under the criteria of EITF 00-21 to determine whether they met the requirements for separation within a multi-element arrangement. The Company concluded that the deliverables would not be treated as separate units of accounting as there was no objective and reliable evidence of the fair value of the undelivered items related to the manufacture of the additional Estrasorb lots and the cleaning and preparation of the equipment under the terms of the supply agreement. Accordingly, all revenue associated with the deliverables, under both the

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
supply and asset purchase agreement, was deferred and was not recognized until the Company’s obligations were completed in August 2008.
Sales and Issuance of Common Stock
      On July 15, 2009, the Company issued 1,016,939 shares in connection with the repayment of the remaining portion of its convertible notes. (See Subsequent Events — Convertible Notes).
      On July 6, 2009, the Company received net proceeds of $3.0 million from the issuance of 1,094,891 shares to ROVI at $2.74 per share (See Subsequent Events — ROVI Pharmaceuticals).
      During the three and six months ended June 30, 2009, the Company repaid as portion of the principal outstanding on its convertible notes by issuing 2,040,000 shares at a conversion price of $2.50.
     During the three and six months ended June 30, 2009, the Company received net proceeds of $34,800 from the exercise of 20,000 shares of common stock options at $1.75 per share.
     During the three and six months ended June 30, 2009, the company received net proceeds of $10.7 million from the sale of 12.5 million shares to Cadila at $0.88 per share. (See Significant Transactions — Cadila Pharmaceuticals).
     During the three and six months ended June 30, 2009, the Company received net proceeds of $13.8 million and $14.0 million, from the sale of stock of 5,379,077 shares and 5,449,577 shares at a range of $1.75 to $5.03 per share. (See Significant Transactions — At the Market Issuance).
     During the three and six months ended June 30, 2008, the Company received net proceeds of $102,000 and $137,000, respectively, from the exercise of 45,467 and 66,038 shares of common stock options, at a range of $1.34 to $2.77 per share.
Convertible Notes
     As of June 30, 2009 and December 31, 2008, the Company had $5.0 million and $22 million, respectively, of senior convertible notes outstanding (the “Notes”). The Notes carried a 4.75% coupon, were convertible into shares of Novavax common stock at $4.00 per share, and matured on July 15, 2009. On April 29, 2009, the Company entered into amendment agreements (the “2009 Amendments”) with holders of the outstanding 4.75% Notes representing $17.0 million of the $22.0 million outstanding principal amount of the Notes to amend the terms of the Notes to allow for early payment under specific terms described below.
     The 2009 Amendments (i) provided for payment of $17.0 million aggregate principal amount of the Notes on April 29, 2009, (ii) provided for 70% of this principal amount plus accrued and unpaid interest to be paid in cash and (iii) provided for the remaining portion of this principal amount to be paid in that number of shares of common stock that equals 30% of this principal amount divided by $2.50. The Company paid $12.1 million in principal and accrued interest and issued 2,040,000 shares in accordance with the 2009 Amendments on April 29, 2009.
     Under the terms of the Notes, Novavax, at its option, could pay up to 50% of the remaining $5.0 million outstanding Notes in Novavax common stock on the due date of July 15, 2009, subject to the satisfaction of certain conditions. On July 15, 2009, the Company repaid the $5.0 million balance of the Notes. (See Note 1 — Subsequent Events — Convertible Notes).

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Operating Leases
     Future minimum rental commitments under non-cancelable leases as of June 30, 2009 are as follows:
(in thousands)

	Operating		Net Operating
Year	Leases	Sub-Leases	Leases
2009	$1,134	$166	$968
2010	2,088	339	1,749
2011	2,087	259	1,828
2012	2,132	—	2,132
2013	2,179	—	2,179
Thereafter	6,400	—	6,400

Total minimum lease payment	$16,020	$764	$15,256

     In April 2009, the Company negotiated an amendment to its sublease with PuriCore to expand the term of the sublease until September 30, 2011, to expand the sublease premises to include all of the approximately 32,900 rentable square feet and to grant PuriCore the option to renew the sublease for an additional three year term.
     On June 26, 2008, Novavax amended the lease for its corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extends the terms of the lease to January 31, 2017, (2) provides that the landlord will reimburse Novavax for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increases the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term of the lease at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, the Company received $3.0 million from the landlord as reimbursement for leasehold improvements. The amount is included in deferred rent on the balance sheet at June 30, 2009 and December 31, 2008 and is being amortized as a credit to rent expense over the remaining lease term.
Income Taxes
     The American Recovery and Reinvestment Act of 2009 was enacted and signed into law on February 17, 2009. The Act includes the extension of a provision passed by the United States Congress in 2008 which allows companies to accelerate the recognition of a portion of research and development (“R&D”) credits in lieu of bonus depreciation and convert the R&D credits carry forward into currently refundable credits. The amount that may be converted is based on the amount invested in property that would otherwise qualify for bonus depreciation and is capped at the lesser of 6% of historic R&D credits or $30 million. The Company is evaluating the R&D credit provisions of the Act but has not yet reached a decision whether it will forego the bonus depreciation to obtain any R&D credit that may be refundable.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     Therefore, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the accompanying consolidated balance sheets report the assets and liabilities related to the Company’s Philadelphia manufacturing facility as discontinued operations in all periods presented, and the results of operations have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company delivered the required quantity of Estrasorb as required under the Graceway agreements, and exited the facility in August 2008.
     The following table presents summarized financial information for the Company’s discontinued manufacturing operations presented in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Revenues	$—	$143	$—	$229

Cost of products sold	—	736	—	1,474
Excess inventory costs over market	—	465	—	465

Total operating expenses	—	1,201	—	1,939

Net loss	$—	$(1,058)	$—	$(1,710)

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table presents major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Prepaid expenses and other current assets	$—	$132

Current assets of discontinued operations	$—	$132

Accounts payable	$—	$209
Accrued expenses and other liabilities	—	33

Current liabilities of discontinued operations	$—	$242

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
4. Related Parties
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
     As stated above, on March 31, 2009, Novavax entered into several material agreements with Cadila, SOHL and CPL Biologicals Limited, the JV formed by the Company and Cadila, 80% of which is owned by Cadila (the “JV”). Dr. Modi serves as managing director of Cadila and his family has a substantial ownership interest in Cadila and therefore he has an indirect material interest in these material agreements further described below. Due to Dr. Modi’s interest in Cadila and the JV, he is not “independent” as that term is defined in the NASDAQ listing standards.
     Additionally, on March 31, 2009, Novavax entered into a Stock Purchase Agreement (the “SPA”) with SOHL, pursuant to which SOHL agreed to purchase 12.5 million shares of Company common stock at $0.88 per share, which closed on April 1, 2009.
     Finally, on March 31, 2009, Novavax and Cadila entered into a Master Services Agreement (the “Master Services Agreement”) pursuant to which Novavax may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services in India.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The aggregate dollar value of these agreements is approximately $11 million for the Stock Purchase Agreement, $7.5 million for the Master Services Agreement, and $8 million for the Joint Venture Agreement.
     On April 27, 2007 and effective as of March 31, 2007, the Company entered into a consulting agreement with Mr. John Lambert, the Chairman of the Company’s Board of Directors. The agreement terminates on March 8, 2010, unless terminated sooner by either party upon 30 days written notice. Under the agreement, Mr. Lambert is expected to devote one-third of his time to the Company’s activities. As a consultant, Mr. Lambert is required to work closely with the senior management of the Company on matters related to clinical development of its vaccine products, including manufacturing issues, FDA approval strategy and commercialization strategy. His annual compensation is $220,000 in consideration for his consulting services. Additionally, on March 7, 2007, the Company granted Mr. Lambert 100,000 shares of restricted common stock, under the 2005 Plan totaling $277,000 in value at the date of grant and 250,000 stock options under the 2005 Plan with a fair value of approximately $420,000. Both the restricted stock and stock options vest upon the achievement of certain milestones. On March 6, 2008, the Company granted Mr. Lambert 25,000 stock options under the 2005 Plan with a fair value of approximately $41,000. On March 5, 2009, the Company granted Mr. Lambert 25,000 stock options under the 2005 plan with a fair value of approximately $10,000. For the three and six months ended June 30, 2009, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $110,000 respectively, in accordance with the consulting agreement. For the three and six months ended June 30, 2008, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $110,000, respectively.
     On March 21, 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, the Company approved the payment of the exercise price of options by two of its directors, through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The borrowings accrued interest at 5.07% per annum and were secured by an aggregate of 261,667 shares of common stock owned by the directors. The notes were payable upon the earlier to occur of the following: (i) the date on which the director ceases for any reason to be a director of the Company, (ii) in whole, or in part, to the extent of net proceeds, upon the date on which the director sells all or any portion of the pledged shares or (iii) payable in full on March 21, 2007. As of June 30, 2009, the outstanding principal and interest for these two footnotes was $1,992,000.
     In May 2006, one of these directors resigned from the Company’s Board of Directors. Following his resignation, the Company approved an extension of the former director’s $448,000 note to December 31, 2007 or earlier to the extent of the net proceeds of the pledged shares. In connection with this extension, the former director executed a general release of all claims against the Company.
     On May 7, 2008 the Company and the former director entered into an Amended and Restated Promissory Note and an Amended and Restated Pledge Agreement (the “Amendment”). The Amendment restated the entire amount outstanding as of December 31, 2007, including accrued interest, or $578,848, as the new outstanding principal amount. Furthermore, the Amendment extended the maturity date of the note to June 30, 2009, permitted the Company to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global market

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
exceeded certain targets, increased the interest rate to 8.0% and stipulated quarterly payments beginning on June 30, 2008. The Company received a first payment of $50,000 in July 2008 and a second payment of $5,000 in October 2008, with a balance due by December 31, 2008 of $45,000. In January 2009 the Company received an additional payment of $10,000. The note is currently in default.
     In March 2007, the second director resigned from the Board of Directors. In an agreement dated May 7, 2007, the Board agreed to extend the note that was due March 21, 2007 to June 30, 2009 and secured additional collateral in the form of a lien on certain outstanding stock options. Also under the May 7, 2007 agreement, the Company has the right to exercise the stock options, sell the acquired shares and the other shares held as collateral and use the proceeds to pay the debt, if the share price exceeds $7.00 at any time during the period between May 7, 2007 and June 30, 2009. As of December 31, 2007, the note and the corresponding accrued interest receivable totaling $1,334,117 was included in non-current other assets in the accompanying consolidated balance sheet. The note continues to accrue interest at 5.07% per annum and continues to be secured by 166,666 shares of common stock owned by the former director. The note is currently in default.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements herein relating to future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding revenues, operating expenses, cash burn, and clinical developments and anticipated milestones are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Novavax cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements or historical experience include risks and uncertainties, including the Company’s ability to progress any product candidates in preclinical or clinical trials; the scope, rate and progress of its preclinical studies and clinical trials and other research and development activities; clinical trial results; current results may not be predictive of future results; even if the data from preclinical studies or clinical trials is positive, the product may not prove to be safe and efficacious; Novavax’s pilot plant facility is subject to extensive validation and FDA inspections, which may result in delays and increased costs; the success of the Company’s foreign joint venture and licensing agreements; the Company’s ability to enter into future collaborations with industry partners and the government and the terms, timing and success of any such collaboration; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; our ability to obtain rights to technology; competition for clinical resources and patient enrollment from drug candidates in development by other companies with greater resources and visibility; our ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; general business conditions; competition; business abilities and judgment of personnel; and the availability of qualified personnel.
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
     VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. Our VLPs resemble the virus but lack the genetic material to replicate the virus. Our proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, H1N1, human seasonal influenza, Varicella Zoster (“VZV”), which causes shingles, and a Respiratory Syncytial Virus (“RSV”).
     We have made significant progress in our vaccine that targets the H5N1 avian influenza with pandemic potential. In December 2007, we announced favorable interim results for a Phase I clinical trial which began in July 2007 for our pandemic influenza vaccine that demonstrated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
immunogenicity and safety. In August 2008, we received favorable results from a Phase I/IIa trial which was conducted to gather additional patient immunogenicity and safety data, as well as to determine a final dose, which demonstrated strong neutralizing antibody titers across all three doses tested. A final Clinical Study Report has been completed. The vaccine was well tolerated at all dosages as compared with placebo. No serious adverse events were reported. More reports of injection site pain were received from vaccine as compared with placebo recipients; however, the majority of reactions were categorized as mild or moderate. All dose levels elicited HAI and neutralizing antibody responses as compared with placebo. The highest seroconversion (>4-fold rise in titer from baseline to postvaccination) rates for the HAI (64%; 95% CI:45,80) and neutralizing antibody (97%; 95% CI:84,100) responses were observed with the 90 µg dose.
     We only intend to initiate further human clinical trials for our pandemic influenza vaccine, which would be required for regulatory approval, with a collaborative partner. We entered into a letter of intent with ROVI Pharmaceuticals which, among other things, will support Phase III Clinical development, however, a definitive agreement is yet to be finalized.
     We are working to develop and test a VLP vaccine against the novel influenza H1N1 virus which was first detected in April 2009 and is now causing a worldwide pandemic. We began production of the H1N1 VLPs in our manufacturing facility on June 5, 2009 and have completed production of the first batch of vaccine within 12 weeks from the receipt of the viral H1N1 RNA. This faster cycle time from strain identification to first vaccine batch is another demonstration of our ability to create strain specific vaccines to potential pandemic influenza viruses. Over the past few years, we have gone through the process of creating recombinant VLP vaccines for multiple strains of influenza, both of seasonal as well as avian strains. This experience and knowledge has prepared us to execute this real life challenge.
     Unrelated to the discovery of the 2009 pandemic H1N1 virus, in April 2009, we reported preclinical study results from work conducted by scientists from both the Centers for Disease Control and Prevention, and the Company under a Collaborative Research and Development showing that an investigational VLP vaccine against the 1918 H1N1 influenza strain (that caused the Spanish flu virus and a highly pathogenic 2004 H5N1 avian influenza strain.
     We also progressed development of our VLP trivalent vaccine that targets seasonal influenza virus. In December 2008, we announced favorable safety and immunogenicity results from our Phase IIa seasonal study in healthy adults which we commenced in September 2008 to evaluate the safety and immunogenicity of different doses of our seasonal influenza vaccine. We observed a slightly different safety profile (non-serious adverse events) from our Phase IIa trial of our pandemic VLP vaccine, and thus reviewed and analyzed the dose response curve as well as the safety data from the healthy adult seasonal trial. A final Clinical Study Report has been completed. No vaccine-related serious adverse events were reported. Non-serious adverse events were reported more commonly in vaccine as compared with placebo recipients although the differences in rates between the two groups were not statistically significant. The majority of adverse events were categorized as mild or moderate. The seasonal influenza VLP vaccine was also immunogenic. Among subjects who received either the 15 or 30 µg/HA/strain/dose, the vaccine induced HAI responses ≥1:40 against one or more vaccine strains in more than 80% of the subjects. HAI responses were highest to the H3N2 strain, followed by the H1N1 and B strains. High HAI titers, similar to those seen with the vaccine strains, were also observed against drifted H3N2 and H1N1 strains, demonstrating the potential for the vaccine to be cross-protective.
     In May, 2009, we enrolled subjects in the second Phase II study of our trivalent seasonal influenza VLP vaccine candidate. This clinical trial is designed to evaluate the safety and immunogenicity of a broader range of vaccine doses and to provide data to help select doses for future studies in older adults and a Phase III efficacy study. We plan to report top-line immunogenicity and safety results from this study by the fourth quarter of this year. We intend to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
commence a seasonal influenza dose ranging study in the elderly (>65 years of age) in the second half of 2009. We continue to seek a collaborative partner for our seasonal influenza vaccine upon completion of these additional Phase II clinical studies.
     We have also developed vaccine candidates for both RSV and VZV, both of which are currently being evaluated in preclinical studies.
     On July 22, 2009 we announced final selection of an RSV vaccine candidate that will be advanced into additional preclinical studies to support an Investigational New Drug (“IND”) application. We had been evaluating a number of RSV vaccine candidates, all of which had successfully induced antibody responses in mice. Our scientists have now engineered a new vaccine candidate which has been shown to protect mice against RSV disease and can be produced at sufficient yields to allow commercial manufacture. This new candidate is directed against a protein on the surface of the virus, the “F” or “fusion” protein, which is the protein that the virus uses to infect and fuse with cells in the respiratory tract and cause disease. The new RSV-F vaccine candidate consists of novel three dimensional particles containing the F protein. The structure of the F protein in these particles is identical to the configuration in which it exists on the surface of the native virus. The particle nature of the vaccine holds the promise for inducing a broad set of immune responses including antibody and cell mediated immune responses to prevent infection of the respiratory tract and attack respiratory cells that may already be infected with RSV. The first preclinical study of this new vaccine candidate in mice, the results of which we announced in February 2009, showed that it induced production of antibodies that neutralized live RSV. In addition, the vaccine protected mice against replication of RSV in the lungs. A VZV vaccine candidate has also induced antibody and T-cell responses. We plan on moving forward with further preclinical development of both vaccines in 2009.
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
Subsequent Events
At the Market Issuance
     Pursuant to the At Market Issuance Sales Agreement (the “Sales Agreement”), with Wm Smith & Co. (“Wm Smith”), we may sell an aggregate of up to $25.0 million in gross proceeds of our common stock from time to time through Wm Smith. During the three and six months ended June 30, 2009, we sold 5,379,077 shares and 5,449,577 shares and received net proceeds of $13.8 million and $14.0 million, respectively. Subsequent to June 30, 2009, we sold approximately an additional 2.0 million shares for net proceeds of approximately $8.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Convertible Notes
     As of June 30, 2009, we had $5.0 million of senior convertible notes outstanding (the “Notes”). The Notes carried a 4.75% coupon; were convertible into shares of Novavax common stock at $4.00 per share; and matured on July 15, 2009. On July 15, 2009, we repaid the remaining $5.0 million balance of its convertible notes. Under the terms of the Notes, we elected to pay the remaining balance of the principal plus accrued and unpaid interest for approximately $2.6 million in cash and issued 1,016,939 shares of common stock representing the remaining $2.6 million of the principal plus accrued and unpaid interest due by dividing that principal amount by $2.5163.
ROVI Pharmaceuticals
     On June 30, 2009 we announced the signing of a letter of intent to license its proprietary, VLP vaccine technology to ROVI Pharmaceuticals of Spain (“ROVI”) for influenza vaccines. ROVI will use the VLP technology to create a comprehensive influenza vaccine solution for the Spanish government under a new 60 million-euro program sponsored and led by the Spanish Ministry of Health and other government groups to develop pandemic and seasonal flu vaccines while also establishing its only in-border facility.
     Under separate agreements that are in the process of being finalized, ROVI will receive exclusive licenses to our VLP vaccine and manufacturing technology to commercialize flu vaccines in Spain and Portugal, and non-exclusive licenses in Europe, Latin America and Africa. Furthermore, under a stock purchase agreement, ROVI made a $3.0 million equity investment in Novavax at $2.74 per share, a 10% premium to the June 29, 2009 closing bid price on the NASDAQ Global Market. Under a definitive agreement, to be finalized, a non-profit Foundation, jointly sponsored by ROVI and the Spanish authorities, will be formed. It is anticipated that the non-profit foundation will initially be funded with a 25 million euro credit line from the Spanish government, to support Phase III clinical development and other studies necessary to achieve marketing authorization of the VLP influenza vaccines in the European Union in 2012. Additional clinical development funds will be contributed by ROVI if required, but are not anticipated at this time. In addition, the State of Andalucía will support ROVI in building a new VLP vaccine plant in the city of Granada at a cost of approximately 20 million euro with bring it on-line in 2012 at a cost of approximately 20 million euro. The plant, with certain licensed manufacturing rights from us, is expected to have enough manufacturing capacity to supply Spain and other parts of Europe, Latin America, and Africa. As part of the final agreements, it is anticipated ROVI will be authorized to manufacture and sell an unlimited annual number of doses in Spain, Portugal, Latin America, and Africa, but will be limited to 5.0 million annual doses in other parts of Europe.
Significant Transactions in 2009 and 2008
Cadila Pharmaceuticals Ltd.
     On March 31, 2009, Company and Cadila Pharmaceuticals Ltd., a private company incorporated under the laws of India (“Cadila”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the Company and Cadila formed CPL Biologicals Limited, a joint venture (the “JV”), of which 80% will be owned by Cadila and 20% is owned by the Company. The JV will develop and commercialize our seasonal influenza VLP-based vaccine candidate and Cadila’s therapeutic vaccine candidates against cancer as well as its adjuvants, biogeneric products and other diagnostic products for the territory of India. We will also contribute to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory, such as hepatitis E and chikungunya fever. Cadila will contribute approximately $8 million over three years to support the JV’s operations. The JV will be responsible for clinical testing and registration of products that will be marketed and sold in India.
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
     Also on March 31, 2009, we entered into a binding, non-cancellable Stock Purchase Agreement (the “SPA”) with Satellite Overseas (Holdings) Limited (“SOHL”), a subsidiary of Cadila, pursuant to which SOHL has agreed to purchase 12.5 million shares of our common stock, par value $0.01 at the market price of $0.88 per share. We delivered the shares of common stock on April 1, 2009. We raised gross proceeds of $11 million in the offering. The net proceeds to us from the sale of the common stock, after deducting estimated offering expenses payable by us, is approximately $10.7 million.
     The SPA provides that, as long as SOHL owns more than 5% of the Company’s then-outstanding common stock, SOHL may purchase a pro-rata portion of any Company common stock sale issuance. Under the SPA, certain issuances are exempt from SOHL’s pre-emptive right, including shares issued (1) as stock dividends, stock splits, or otherwise payable pro rata to all holders of common stock; (2) to our employees, officers, directors or consultants pursuant to an employee benefit program; (3) upon the conversion or exercise of any options, warrants or other rights to purchase common stock; and (4) as consideration for a merger, consolidation, purchase of assets, or in connection with a joint venture or strategic partnership. However, any issuances pursuant to (4) above, must be approved by a majority of the full board and, if the transaction exceeds 5% of our then issued and outstanding shares of common stock, the per share purchase price cannot be less than $0.88. Under the SPA, for so long as SOHL owns 5% of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
common stock, SOHL may designate one member of our board of directors. SOHL designated Rajiv I. Modi, Ph.D., who was elected to the board of directors effective April 1, 2009.
     Finally, on March 31, 2009, Novavax and Cadila entered into a Master Services Agreement (the “Master Services Agreement”) pursuant to which we may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services in India. If, at the third anniversary of the Master Services Agreement, the amount of services provided by Cadila is less than $7.5 million, we will pay Cadila a portion of the shortfall, as defined in the Master Services Agreement. We will have to pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project. The term of the Master Services Agreement is five years, but may be terminated by either party if there is a material breach that is not cured within 30 days of notice or, at any time after three years, provided that 90 days prior notice is given to the other party. As of June 30, 2009, we have not incurred any expenses related to the Master Services Agreement.
At the Market Issuance
     On January 12, 2009 we entered into the Sales Agreement with Wm Smith under which we may sell an aggregate of up to $25.0 million in gross proceeds of the our common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. The board of directors has authorized the sale of up to 12.5 million shares of common stock under the Sales Agreement. Wm Smith may sell the common stock “at the market” as defined in Rule 415 of the Securities Act, including without limitation sales made directly on NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to our prior approval. We pay Wm Smith a commission equal to 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the Sales Agreement. During the three and six months ended June 30, 2009, we sold 5,379,077 shares and 5,449,577 shares and received net proceeds of $13.8 million and $14.0 million, respectively.
Amendments to Convertible Notes
     On April 29, 2009, we entered into amendment agreements (the “2009 Amendments”) with holders of the outstanding 4.75% senior convertible notes (the “Notes”) representing $17.0 million of the $22.0 million outstanding principal amount of the Notes to amend the terms of the Notes to allow for early payment under specific terms described below.
     The 2009 Amendments (i) provided for payment of $17.0 million aggregate principal amount of the Notes on April 29, 2009, (ii) provided for 70% of this principal amount plus accrued and unpaid interest to be paid in cash and (iii) provided for the remaining portion of this principal amount to be paid in that number of shares of common stock that equals 30% of this principal amount divided by $2.50. On April 29, 2009, we paid $12.1 million in principal and accrued interest and issued 2,040,000 shares in accordance with the terms of the 2009 Amendments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     On July 15, 2009, we repaid the remaining $5.0 million balance of the Notes. (See Subsequent Events — Convertible Notes).
Sublease Agreement with PuriCore, Inc.
     We have entered into a sublease agreement with Sterilox Technologies, Inc. (now known as PuriCore, Inc.) to sublease 20,469 square feet of the Company’s Malvern, Pennsylvania former corporate headquarters at a premium price per square foot. The sublease, with a commencement date of July 1, 2006, expires on September 30, 2009. In October 2006, we entered into an amendment to the Sublease Agreement with PuriCore, Inc. to sublease an additional 7,500 square feet of the Malvern corporate headquarters at a premium price per square foot. In April 2009, we negotiated an amendment to our sublease with PuriCore to expand the term of the sublease until September 30, 2011, to expand the sublease premises to include all of the approximately 32,900 rentable square feet and to grant PuriCore the option to renew the sublease for an additional three-year term.
Facility Exit Costs
     In July 2008, we decided to consolidate our research and development and manufacturing activities into our facility at Belward Campus Drive in Rockville, Maryland by closing our Taft Court facility in Rockville, Maryland. Our new GMP pilot manufacturing facility located at our Belward Campus Drive location is being used to support clinical trials and may also be used for future commercialization quantities of our VLP vaccines. The move commenced in September 2008 and was completed on October 17, 2008. Our accrued expenses on the consolidated balance sheet as of June 30, 2009 and December 31, 2008 include $178,000 and $296,000, respectively, related to the remaining lease payments.
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
     In February 2008, Novavax and Graceway also entered into a supply agreement, pursuant to which Novavax manufactured additional units of Estrasorb. Final delivery was made in July 2008. Graceway paid a preset transfer price per unit of Estrasorb for the supply of this product. After we delivered the required quantity of Estrasorb we were required to clean the manufacturing equipment and prepare the equipment for transport. Graceway removed the equipment from the manufacturing facility and we exited the facility in August 2008.
     In February 2008, Novavax and Graceway also entered into a license agreement, pursuant to which Graceway granted Novavax an exclusive, non-transferable (except for certain allowed assignments and sublicenses), royalty-free, limited license to the patents and know-how that

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Novavax sold to Graceway pursuant to the asset purchase agreement. The license allows Novavax to make, use and sell licensed products and services in certain, limited fields.
     The net cash impact from these transactions were in excess of $2.5 million. The license and supply agreements with Allergan, Inc., successor-in-interest to Esprit Pharma, Inc., were terminated in February 2008 and October 2007, respectively.
License Agreement with Wyeth Holdings Corporation
     On July 5, 2007, we entered into a License Agreement with Wyeth Holdings Corporation, a subsidiary of Wyeth (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular product candidate, we would be obligated to pay an aggregate of $14 million to Wyeth Holdings for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in our Item IA of Part I of our annual report on Form 10-K for the year ended December 31, 2008. Annual license maintenance fees under the Wyeth Holdings agreement aggregate $0.3 million per year. The royalty to be paid by us under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of June 30, 2009 aggregated $4.8 million and could aggregate up to an additional $0.3 million in 2009, depending on the achievement of clinical development milestones. The agreement will remain effective (i) as long as there is at least one claim of the licensed patent rights cover the manufacture, sale or use of any product, (ii) unless Novavax has not terminated the agreement at its option or, (iii) Wyeth has not terminated the agreement for an uncured breach by Novavax.
License Agreement with University of Massachusetts Medical School
     Effective February 26, 2007, we entered into a worldwide agreement to exclusively license a VLP technology from the University of Massachusetts Medical School (“UMMS”). Under the agreement, we have the right to use this technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of June 30, 2009 and December 31, 2008, we made payments to UMMS in an aggregate amount that is not material. In addition, we will make certain payments based on development milestones as well as future royalties on any sales of products that may be developed using the technology. We believe that all payments under the UMMS agreement will not be material to us in the foreseeable future. The UMMS agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at our option or by UMMS for an uncured breach by Novavax.
Notes with Former Directors
     In March 2002, pursuant to the Novavax, Inc. 1995 Stock Option Plan, we approved the payment of the exercise price of options by two of directors through the delivery of full-recourse, interest-bearing promissory notes in the aggregate amount of $1,480,000. The notes were secured by an aggregate of 261,667 shares of our common stock. As of June 30, 2009, the outstanding principal and interest for these two notes was $1,992,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
     The Amendment restates the entire amount outstanding as of December 31, 2007, including accrued interest, or $578,848, as the new outstanding principal amount. Furthermore, the Amendment extends the maturity date of the note to June 30, 2009, permits us to sell the pledged shares if the market price of the common stock as reported on NASDAQ Global Market exceeds certain targets, increases the interest rate to 8.0% and stipulates quarterly payments beginning June 30, 2008. We received the first payment of $50,000 in July 2008 for the first half of 2008 and a second payment of $5,000 in October 2008, with a balance for the next payment due by December 31, 2008 or $45,000. In January 2009, we received an additional payment of $10,000. This note is currently in default.
     In March 2007, the other director resigned. Following his resignation, we approved an extension of the former director’s $1,031,668 note. The note continues to accrue interest at 5.07% per annum and is secured by shares of common stock owned by the former director and is payable on June 30, 2009, or earlier to the extent of the net proceeds from any sale of the pledged shares. In addition, we have the option to sell the pledged shares on behalf of the former director at any time that the market price of our common stock, as reported on NASDAQ Global Market, exceeds $7.00 per share. This note is currently in default.
     We continue our efforts to collect the amounts outstanding and reserve our rights to pursue the remedies available to us. Due to heightened sensitivity in the current environment surrounding related-party transactions and the extensions of the maturity dates, these transactions could be viewed negatively in the market and our stock price could be negatively affected.
Critical Accounting Policies and Changes to Accounting Policies
     Our discussion and analysis for our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to accounting for stock based compensation, goodwill, valuation of net deferred tax assets, and valuation of marketable securities, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.
     We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
Three months ended June 30, 2009 (“2009”) compared to the three months ended June 30, 2008 (“2008”): (Amounts in the tables are presented in thousands, except percentage changes and share and per share information)
Revenues:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Revenues	$29	$342	$(313)	(92)%

     Revenues for the three months ended June 30, 2009 were $29,000 as compared to $342,000 for the three months ended June 30, 2008, a decrease of $313,000, or 92%. The decrease in revenue from the comparable period in 2008 is due to lower contract research and development revenue. Contract research and development revenue is comprised of revenue from government and commercial research and development contracts and for the three months ended June 30, 2008 was comprised of revenue from two National Institutes of Health (“NIH”) contracts, of which one of these ended in the first quarter of 2009.
Operating costs and expenses:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Research and development	$5,297	$5,380	$(83)	(2)%
General and administrative	2,562	3,166	(604)	(19)%

	$7,859	$8,546	$(687)	(8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Research and Development Expenses
     Research and development costs decreased from $5.4 million for the three months ended June 30, 2008 to $5.3 million for the three months ended June 30, 2009, a decrease of $0.1 million, or 2%. Our research and development costs are incurred in support of the development of VLP based vaccines. The decrease can be attributed to a $0.2 million decrease in employee costs from 2008 to 2009. This decrease is partially offset by a $0.1 million increase in outside testing costs associated with the continuing preclinical testing, human clinical trials, process development, manufacturing and quality-related programs.
General and Administrative Expenses
     General and administrative costs were $2.6 million for the three months ended June 30, 2009 compared to $3.2 million for the three months ended June 30, 2008. The decrease of $0.6 million, or 19%, was primarily due to decrease in employee related expenses of $0.2 million, and a decrease of $0.1 million in our facility costs associated with general and administrative functions.
     General and administrative costs for the three months ended June 30, 2008 included $0.1 million related to the allowance established for two notes receivable from former directors. The general and administrative cost for the first half of 2008 also included a public relations campaign of $0.1 million for our influenza vaccine program. We did not have this expense in 2009. During 2008, we determined that the notes receivable should be classified as a reduction of equity. Accordingly, we have not recorded any reserve charges for the three months ended June 30, 2009. In 2009, we had a slight decrease in our legal and accounting fees.
Other (Expense) Income, net:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$75	$323	$(248)	(77)%
Interest expense	(326)	(433)	107	25%
Impairment loss on short-term investments	(459)	—	(459)	N/A

Net other expense	$(710)	$(110)	$(600)	(545)%

     Our net other expense was $0.7 million for the three months ended June 30, 2009 compared to net other expense of $0.1 million for the three months ended June 30, 2008. The increase in net interest and other expense resulted from an additional other than temporary impairment in the amount of $0.5 million related to one of the Company’s auction rate securities due primarily to its continued illiquidity and a $0.2 million decrease in interest income due to a decrease in the average cash and short-term investments balance during the quarter. Interest expense for the three months ended June 30, 2009 decreased to $0.3 million from $0.4 million for the three months ended June 30, 2008, a decrease of $0.1 million, or 25%. The decrease in interest expense is due to the 2009 Amendments to the Notes which resulted in early retirement of $17.0 million of the Notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Discontinued Operations:
     In October 2007 we entered into agreements to terminate our supply agreement with Allergan, successor-in-interest to Esprit. In connection with the termination, we decided to wind down operations at our manufacturing facility in Philadelphia, Pennsylvania. The results of operations for the manufacturing facility are being reported as discontinued operations. In August 2008, we completed our final obligation to Graceway and exited the facility.
     The following table presents summarized financial information for our discontinued operations for the three months ended June 30, 2009 and 2008.

	2009	2008	$ Change	%Change
	(unaudited)	(unaudited)
Revenues	$—	$143	$(143)	(100)%

Costs of products sold	—	736	(736)	(100)%
Excess inventory costs over market	—	465	(465)	(100)%

Total operating expenses	—	1,201	(1,201)	(100)%

Net loss	$—	$(1,058)	$(1,058)	(100)%

     We recorded a loss from discontinued operations of $1.1 million for the three months ended June 30, 2008. We recorded revenue from discontinued operations of $0.1 million which related to the sale of Estrasorb. In the costs of products sold of $0.7 million in 2008, $0.2 million represents idle capacity costs at our manufacturing facility. The remaining $0.5 million represents the cost of Estrasorb sales to Graceway. In accordance with the supply agreement with Graceway, we sold Estrasorb at a price that was lower than our manufacturing costs. The excess cost over the product cost totaled $0.5 million for the three months ended June 30, 2008.
Net loss:

	2009	2008	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(8,540)	$(9,372)	$832	9%

Net loss per share	$(0.10)	$(0.15)	$0.05	33%

Weighted shares outstanding	84,832,226	61,329,699	23,502,527	38%

     Net loss for the three months ended June 30, 2009 was $8.5 million or $0.10 per share, as compared to $9.4 million or $0.15 per share for the three months ended June 30, 2008, a decrease of $0.8 million or $0.05 per share. The decreased net loss was primarily due to the conclusion of our discontinued operations, which accounted for $1.1 million of the net loss during the first six months of 2008 and an overall decrease in operating expenses, primarily attributable to employee related costs. This decrease is partially offset by a $0.6 million increase in net other expense, primarily related to impairment losses on our auction rate securities and a decrease in revenues. The weighted shares outstanding increased from 61,329,699 for the six months ended June 30, 2008 to 84,832,226 for the six months ended June 30, 2009 primarily as a result of the 12.5 million shares issued to Cadila, 5.4 million shares sold under the Sales

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
agreement with Wm Smith and the conversion of $5.1 million of the Notes into 2,040,000 shares of our common stock.
Six months ended June 30, 2009 (“2009”) compared to the six months ended June 30, 2008 (“2008”): (Amounts in the tables are presented in thousands, except percentage changes and share and per share information.)
Revenues:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Revenues	$50	$800	$(750)	(94)%

     Total revenues for the six months ended June 30, 2009 were $0.1 million, a decrease in revenues of $0.7 million from revenues of $0.8 million for the six months ended June 30, 2008. The decrease in revenues is attributable to a decrease in contract related research and development revenues principally due to the completion of a National Institutes of Health (“NIH”) grant in January 2009. We are currently seeking a no cost extension on this grant to cover the remainder of 2009.
Operating costs and expenses:

	2009	2008
	(unaudited)	(unaudited)	$ Change	% Change
Research and development	$9,563	$9,814	$(251)	(3)%
General and administrative	5,454	6,410	(956)	(15)%

	$15,017	$16,224	$(1,207)	(7)%

Research and Development Expenses
     Research and development costs decreased from $9.8 million in 2008 to $9.6 million in 2009, a decrease of $0.3 million, or 3%. This decrease was primarily due to a $0.5 million employee related services. This decrease was partially offset by a $0.2 million increase in outside testing costs.
General and Administrative Expenses
     General and administrative costs were $5.5 million in 2009 compared to $6.4 million in 2008. The decrease of $1.0 million or 15% was partially due to a decrease in employee related expenses of $0.3 million. We also decreased our facility costs by $0.3 million associated with the general and administrative function. General and administrative costs for the six months ended June 30, 2008 included $0.3 million related to the allowance established for two notes receivable from former directors discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other (Expense) Income, (net):

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$180	$866	$(686)	(79)%
Interest expense	(764)	(859)	95	(11)%
Impairment loss on short-term investments	(1,338)	—	(1,338)	100%

Net other (expense) income	$(1,922)	$7	$(1,929)	(27,557)%

     Interest income was $0.2 million for 2009 compared to $0.9 million for 2008, a decrease of $0.7 million. The decrease is primarily due to the decrease in our average cash, cash equivalents and short-term investment balances from 2008 to 2009 resulting from our continuing investment in research and development activities surrounding our vaccine candidates. Interest expense decreased from $0.9 million in 2008 to $0.8 million in 2009, a decrease of $0.1 million or 11%. The decrease in interest expense is due to the early extinguishment of $17.0 million in convertible notes in April 2009. Additionally, we recorded $1.3 million as other expense related to other than temporary impairment losses on our auction rate securities.
Discontinued Operations:
     The following table presents summarized financial information for our discontinued operations for the six months ended June 30, 2009 and 2008:

	2009	2008	$ Change	%Change
	(unaudited)	(unaudited)
Revenues	$—	$229	$(229)	(100)%

Costs of products sold	—	1,474	(1,474)	(100)%
Excess inventory costs over market	—	465	(465)	(100)%

Total operating expenses	—	1,939	(1,939)	(100)%

Net loss	$—	$(1,710)	$(1,710)	(100)%

     We recorded a loss from discontinued operations of $1.7 million for the six months ended June 30, 2008. We recorded revenue from discontinued operations of $0.2 million related to the sale of Estrasorb. Costs of products sold, which include fixed idle capacity costs of $0.8 million at our manufacturing facility were $1.5 million. The remaining $1.1 million represents the cost of Estrasorb sales to Graceway. In accordance with the supply agreement with Graceway, we sold Estrasorb at a price that was lower than our manufacturing costs. The excess over market cost were $0.5 million for the six months ended 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net loss:

	2009	2008	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(16,889)	$(17,127)	$238	1%

Net loss per share	$(0.22)	$(0.28)	$(0.06)	21%

Weighted shares outstanding	76,806,926	61,286,169	15,520,757	25%

     Net loss for the six months ended June 30, 2009 was $16.9 million or $0.22 per share, as compared to $17.1 million or $0.28 per share for the six months ended June 30, 2008, a decrease of $0.2 million. The decrease in net loss was primarily due to the conclusion of our discontinued operations which accounted for a net loss of $1.7 million in the first six months of 2008 and a decrease in our operating expenses. These decreases were partially offset by an impairment loss of $1.3 million we recorded related to our auction rate securities. The weighted shares outstanding increased from 61,286,169 for the six months ended June 30, 2008 to 76,806,926 for the six months ended June 30, 2009 primarily as a result of the issuance of 12.5 million shares issued to Cadila, 5.4 million shares sold under the Wm Smith Sales Agreement and the conversion of a portion of two convertible notes into equity.
Liquidity and Capital Resources
     Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and manufacturing costs. We plan to continue to have multiple vaccines and products in various stages of development and we believe our research and development as well as general and administrative expenses and capital requirements will continue to increase. We will need to engage in capital raising transactions in the near term. Future activities, particularly vaccine and product development, are subject to our ability to raise funds through public or private debt or equity financing or collaborative licensing, and development arrangements with industry partners and government agencies.

Six Months Ended
June 30, 2009
(unaudited)
(In thousands)
Summary of Cash Flows:
Net cash (used in) provided by Operating activities	$(14,027)
Investing activities	(36)
Financing activities	12,341

Net decrease in cash and cash equivalents	(1,722)
Cash and cash equivalents at beginning of period	26,938

Cash and cash equivalents at end of period	$25,216

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     As of June 30, 2009, we held $31.2 million in cash, cash equivalents and short-term investments as compared to $33.9 million at December 31, 2008. The $2.7 million decrease in cash, cash equivalents and short-term investments during 2009 was primarily due to the operating loss from continuing operations of $16.9 million and principal payments on debt of $12.3 million, partially offset by proceeds received from the Cadila SPA and sales of common stock under the Sales Agreement with Wm Smith. As of June 30, 2009, our working capital was $21.8 million compared to $7.4 million as of December 31, 2008. This $14.4 million increase primarily resulted from the proceeds from the Cadila transaction and sales of common stock discussed above. Additionally, our working capital was used for $0.2 million in capital expenditures activities and $12.3 million in principal payments primarily for the repayment of a portion of our Notes during the six months ended June 30, 2009.
     On July 6, 2009 ROVI purchased 1.1 million shares at $2.74 per share and we received net proceeds of $3.0 million.
     Between July 1 and July 31, 2009, we have sold approximately 2.0 million additional shares of common stock and received net additional proceeds of approximately $8.0 million pursuant to the sales agreement with Wm Smith. Under the current sales agreement, we may raise an additional approximately $3.0 million and no arrangements have been made at this time to increase such amount.
     As of June 30, 2009, we had $5.0 million of senior convertible notes outstanding (the “Notes”). The Notes carried a 4.75% coupon; were convertible into shares of Novavax common stock at $4.00 per share; and matured on July 15, 2009. On July 15, 2009, we repaid the remaining $5.0 million balance of our convertible notes in cash and common stock.
     We will seek to raise additional capital through public or private equity and/or debt financing. We used an additional $2.6 million of cash to repay the remaining outstanding Notes on July 15, 2009 and intend to use the remaining proceeds from these financing transactions for general corporate purposes, including but not limited to our internal research and development programs, such as preclinical and clinical testing and studies for our vaccine and other product candidates, the development of new technologies, capital improvements and general working capital. We will also seek to fund our operations through additional licensing and development arrangements. There can be no assurance that we will be able to obtain additional capital or, if such capital is available, that the terms of any financing will be satisfactory to us. Any capital raised by an equity offering will likely be substantially dilutive to the stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value.
     Based on the amount of funds on hand as of June 30, 2009, the $3.0 million in proceeds from the ROVI transaction, the additional sales of stock under the Wm Smith Sales Agreement in July 2009, and our planned business operations, we believe we will have adequate capital resources to operate at planned levels for at least the next twelve months. We are planning to raise additional capital in 2009 in order to continue our current level of operations and to pursue the business plan beyond 2009. We have not, however, secured any additional commitments for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Commitments
     We utilize different financing instruments, such as debt and operating leases, to finance various equipment and facility needs. The following table summarizes our current financing obligations and commitments (in thousands) as of June 30, 2009:

		Less than	1 - 3	4 5	More than
Commitments & Obligations	Total	1 Year	Years	Years	5 Years
			(unaudited)
Convertible notes	$5,000	$5,000	$—	$—	$—
Operating leases	16,020	2,197	6,330	4,251	3,242
Notes payable	684	234	450	—	—
Purchase obligations (1)	9,300	1,800	7,500	—	—

Total principal payments	31,004	9,231	14,280	4,251	3,242
Less: Subleases	(764)	(335)	(429)	—	—

Total commitments & obligations	$30,240	$8,896	$13,851	$4,251	$3,242

(1)	Our purchase obligations consist of $7.5 million. We are required to purchase from Cadila for biologic research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services pursuant to the Master Service Agreement. The $1.8 million consists of contractual agreements with outside providers for our preclinical and clinical development.
     On June 26, 2008, we amended the lease for its corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extends the term of the lease to January 31, 2017, (2) provides that the landlord will reimburse Novavax for up to $3 million in leasehold improvements (the “Allowance”) and (3) increases the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, we received $3 million from the Landlord as reimbursement for leasehold improvements. The amount is included in deferred rent on the balance sheet at June 30, 2009, and will be amortized as a credit to rent expense over the remaining lease term.
     In April 2009, we negotiated an amendment to our sublease with PuriCore to extend the term of the sublease until September 30, 2011, to expand the sublease premises to include all of the approximately 32,900 rentable square feet and to grant PuriCore the option to renew the sublease for an additional three-year term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2009, we had cash, cash equivalents and short-term investments of $31.2 million as follows:

Cash and cash equivalents	$25.2 million
Short-term investments classified as available for sale	$6.0 million

     Our exposure to market risk is confined to our investment portfolio. As of June 30, 2009, our short-term investments are classified as available for sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments and, therefore, could impact our cash flows and results of operations.
     Short-term investments at June 30, 2009 consist of investments in five auction rate securities with a par value of $8.1 million and a fair value of $6.0 million. We recorded an additional other than temporary impairment charge to earnings related to these securities during the first six months of 2009 of $1.3 million (offset by recovery of $0.5 million of unrealized gain through other comprehensive income) because of the current liquidity issues in the credit markets and management’s belief these securities cannot presently be sold at par value but are saleable at a discount from their par value.
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
     The available for sale securities are carried at fair value and unrealized gains and losses on these securities, if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity. We assess the recoverability of our available-for-sale securities and, if impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. Other than temporary impairments are included in the consolidated statements of operations. Our cumulative other than temporary impairment charges through June 30, 2009 approximate $2.1 million (net of unrealized gain of $0.5 million), which include an impairment charge of $1.2 million recorded in 2008.
     We had invested in auction rate securities for short periods of time as part of our cash management program with Oppenheimer & Co. Inc. Recent uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities subsequent to December 31, 2008 as the amount of securities submitted for sale during the auction has exceeded the amount of the purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we considered various factors to assess the fair value and the classification of the securities as short-term assets. Fair value was determined through an independent valuation using two valuation methods; a discounted cash flow method and a market comparables method. Certain factors used in these methods include, but are not necessarily limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, our ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value, and other factors.

     Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short-term investments are amortized or accreted to maturity and included in interest income. The specific identification method is used in computing realized gains and losses on sale of our securities.
     We are headquartered in the United States where we have conducted the vast majority of our business activities. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. We have entered into agreements with Cadila Pharmaceuticals in India and ROVI Pharmaceuticals in Spain which may expose us to foreign currency rate fluctuations. We cannot currently determine whether the exposure will have a material impact on our operations, financial condition or cash flows.
     At June 30, 2009 we had total debt of $5.7 million, most of which bears interest at fixed interest rates. We do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s Chief Executive Officer and the Principal Accounting Officer, who performs functions similar to a principal financial officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly report. Based on that review and evaluation, which included the participation of management and certain other employees of the Company, the Chief Executive Officer and the Principal Accounting Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
     The Company’s management, including our principal executive officer and principal accounting officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2009, and has concluded that there was no change that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     The Company does not have any pending legal matters at this time.
Item 1A. — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, other than as mentioned below.
Novavax’s collaborations with Cadila Pharmaceuticals and ROVI Pharmaceuticals expose the Company to additional risks associated with doing business outside the United States, and any adverse event could have a material negative impact on operations.
     On March 31, 2009, we and Cadila Pharmaceuticals Ltd., a company incorporated under the laws of India (“Cadila”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which we and Cadila formed CPL Biologicals Limited, a joint venture (the “JV”), of which 80% will be owned by Cadila and 20% is owned by us. The JV will develop and commercialize our seasonal influenza VLP based vaccine candidate and Cadila’s therapeutic vaccine candidates against cancer as well as its adjuvants, biogeneric products and other diagnostic products for the territory of India. We also contributed to the JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory, such as hepatitis E and chikungunya fever. Cadila has committed to contribute approximately $8 million over three years to support the JV’s operations. The JV will be responsible for clinical testing and registration of products that will be marketed and sold in India.
     On June 30, 2009, we announced our initial agreement to license our VLP vaccine technology to ROVI Pharmaceuticals of Spain (“ROVI”). ROVI will use the VLP technology to create a comprehensive influenza vaccine solution for the Spanish government under a new 60 million-euro program sponsored and led by the Spanish Ministry of Health and other government groups to develop pandemic and seasonal flu vaccines and establish its only in-border facility.
     Risks of conducting business outside the United States include:
•	Multiple regulatory requirements could affect the ability to develop, manufacture and sell products in such local markets;

•	Compliance with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	Trade protections measures and import and export licensing requirements;

•	Different labor regulations;

•	Changes in environmental, health and safety laws;

•	Potentially negative consequences from changes in or interpretations of tax laws;

•	Political instability and actual or anticipated military or potential conflicts;

•	Economic instability, inflation, recession, and interest rate fluctuations;

•	Minimal or diminished protection of intellectual property in some countries; and

•	Possible nationalization and expropriation.
These risks, individually or in the aggregate, could have a material adverse effect on our business, financial conditions, results of operations and cash flows.
Item 4 — Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of stockholders held on May 13, 2009, the following proposals were adopted by the votes specified below:
1.	To elect three directors as Class II directors to serve on the Board of Directors for a three-year term expiring at the 2012 Annual Meeting of Stockholders.

	FOR	WITHHELD
Gary C. Evans	70,352,223	914,575
John O. Marsh	70,481,742	785,056
James B. Tananbaum, MD	69,954,290	1,312,508
In addition to the three Class II directors elected at this year’s Annual Meeting of Stockholders, the Board is composed of three Class I Directors and two Class III Directors. The continuing Class I Directors, whose term will expire at the Company’s 2011 Annual Meeting, are John Lambert, Rahul Singhvi, Sc.D, and Rajiv I. Modi, Ph.D. The continuing Class III directors, whose terms will expire at the Company’s 2010 Annual Meeting, are Michael A. McManus and Thomas P. Monath, MD.
On June 26, 2009, the Company appointed Stanley Erck to the Company’s Board of Directors. Mr. Erck will serve as a Class III director and his term will expire in 2010.
2.	To ratify the appointment of Grant Thornton LLP, an independent registered accounting firm, as the independent auditor for the Company for the year ended December 31, 2009.

For	70,958,791
Against	116,678
Abstain	191,329
Broker Non-Votes	0
3.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company by 100,000,000 shares from 100,000,000 shares to 200,000,000 shares.

For	64,060,965
Against	6,860,354
Abstain	345,479
Broker Non-Votes	0

Item 6 — Exhibits
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Novavax, Inc., dated May 13, 2009

10.1	Amendment Agreement by and between Novavax, Inc. and Smithfield Fiduciary LLC, dated as of April 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 29, 2009)

10.2	Amendment Agreement by and between Novavax, Inc. and Portside Growth and Opportunity Fund, dated as of April 28, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 29, 2009)

10.3	Second Amendment to Sublease Agreement between Novavax, Inc. and PuriCore, Inc., dated April 22, 2009

10.4**	Amended and Restated Joint Venture Agreement between Novavax Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009

10.5**	Amended and Restated Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009

10.6**	Amended and Restated Supply Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009

10.7**	Amended and Restated Technical Services Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009

10.8**	Amended and Restated Seasonal / Other License Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009

10.9**	Amended and Restated Option to Obtain License between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009

10.10	Stock Purchase Agreement between Novavax, Inc. and Laboratorios Farmaceuticos ROVI S.A., dated June 30, 2009

10.11	Amended and Restated Employment Agreement of Rahul Singhvi, effective July 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 22, 2009)

10.12	Second Amendment to Amended and Restated Employment Agreement of Raymond Hage, effective July 20, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 22, 2009)

10.13	Employment Agreement of Frederick Driscoll, dated August 6, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 7, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Accounting Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	This exhibit is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	Confidential treatment has been requested for portions of this exhibit.

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)
Date: August 10, 2009	By:	/s/ Rahul Singhvi
Rahul Singhvi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Evdoxia E. Kopsidas
Director of Finance and Principal
Accounting Officer (Performing functions similar to a principal financial officer)