Form 10-Q
period 2009-09-30
NOVAVAX INC
filed 2009-11-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009
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
(240) 268-2000
(Registrant's telephone number, including area code)
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
Shares of Common Stock Outstanding at November 4, 2009: 93,489,568

NOVAVAX, INC.
Form 10-Q
Table of Contents

i

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,984	$26,938
Short-term investments classified as available for sale	4,391	6,962
Accounts and other receivables, net of allowance for doubtful accounts of $218 as of September 30, 2009 and December 31, 2008, respectively	173	290
Prepaid expenses and other current assets	387	774
Current assets of discontinued operations	—	132

Total current assets	34,935	35,096

Property and equipment, net	7,644	8,228
Goodwill	33,141	33,141
Other non-current assets	160	160

Total assets	$75,880	$76,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,544	1,750
Accrued expenses and other current liabilities	3,544	2,969
Current portion of notes payable	281	650
Convertible notes, current	—	21,778
Current liabilities of discontinued operations	—	242
Deferred rent	278	328

Total current liabilities	5,647	27,717

Non-current liabilities	433	480
Deferred rent	2,783	2,939

Total liabilities	8,863	31,136

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares and 100,000,000 shares authorized at September 30, 2009 and December 31, 2008; 93,843,442 shares issued and 93,388,012 outstanding at September 30, 2009, and 69,220,021 shares issued and 68,764,591 outstanding at December 31, 2008	938	692
Additional paid-in capital	329,646	284,595
Notes receivable from directors	(1,572)	(1,572)
Accumulated deficit	(260,195)	(235,776)
Treasury stock of 455,430 shares at September 30, 2009 and at December 31, 2008, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	650	—

Total stockholders’ equity	67,017	45,489

Total liabilities and stockholders’ equity	$75,880	$76,625

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$201	$194	$251	$994

Operating costs and expenses:
Research and development	5,256	8,655	14,819	18,469
General and administrative	3,207	1,265	8,661	7,675

Total operating costs and expenses	8,463	9,920	23,480	26,144

Loss from operations before other (expense) income	(8,262)	(9,726)	(23,229)	(25,150)

Other income(expense), net	732	(604)	(1,190)	(597)

Loss from continuing operations	(7,530)	(10,330)	(24,419)	(25,747)
Income from discontinued operations	—	2,488	—	778

Net loss	$(7,530)	$(7,842)	$(24,419)	$(24,969)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.08)	$(0.16)	$(0.30)	$(0.41)
Income per share from discontinued operations	—	0.04	—	0.01

Net loss per share	$(0.08)	$(0.12)	$(0.30)	$(0.40)

Basic and diluted weighted average number of common shares outstanding	92,297,263	66,521,776	82,027,113	62,820,068

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2009
(in thousands, except share information)
(unaudited)

				Notes			Accumulated
			Additional	Receivable			Other	Total
	Common Stock		Paid-in	From	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Directors	Deficit	Stock	Income	Equity

Balance, December 31, 2008	69,220,021	$692	$284,595	$(1,572)	$(235,776)	$(2,450)	$—	$45,489

Non-cash compensation costs for stock options and restricted stock	—	—	1,270	—	—	—	—	1,270

Issuance of stock to Cadila, net of issuance costs of $0.5 million	12,500,000	125	10,469	—	—	—	—	10,594

Redemption of convertible debt	3,056,939	31	7,629	—	—	—	—	7,660

Issuance of stock to ROVI	1,094,891	11	2,966	—	—	—	—	2,977

Sales of stock under ATM, net of offering costs of $0.7 million	7,489,207	74	21,930	—	—	—	—	22,004

Exercise of stock options	472,384	5	787	—	—	—	—	792

Restricted stock issued as compensation	10,000	—	—	—	—	—	—	—

Unrealized gain on short-term investments	—	—	—	—	—	—	650	650

Net loss	—	—	—	—	(24,419)	—	—	(24,419)

Balance, September 30, 2009	93,843,442	$938	$329,646	$(1,572)	$(260,195)	$(2,450)	$650	$67,017

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008

Operating Activities:
Net loss	$(24,419)	$(24,969)
Less net income from discontinued operations	—	(778)

Net income from continuing operations	(24,419)	(25,747)
Reconciliation of net loss from continuing operations to net cash used in operating activities:
Depreciation	899	581
Amortization of debt discount	147	307
Reserve for notes receivable and accrued interest	—	(1,041)
Loss and disposal of property and equipment	28	250
Impairment of short-term investments	646	—
Impairment of long lived assets	21	296
Amortization of net discounts on short-term investments	—	(181)
Amortization of deferred financing costs	222	181
Deferred rent	(207)	(65)
Non-cash stock compensation	1,270	1,646
Changes in operating assets and liabilities:
Accounts receivable	105	432
Inventory	—	(30)
Deferred revenue	201	—
Prepaid expenses and other assets	371	401
Accounts payable and accrued expenses	272	2,387
Other assets	—	—

Net cash used in operating activities from continuing operations	(20,444)	(20,583)
Net cash provided by operating activities from discontinued operations	—	2,993

Net cash used in operating activities	(20,444)	(17,590)

Investing Activities:
Proceeds from leasehold improvement allowance	—	3,000
Capital expenditures	(356)	(5,051)
Purchases of short-term investments	—	(15,650)
Proceeds from disposal of property and equipment		7 40
Proceeds from maturities of short-term investments	2,575	49,520

Net cash provided by investing activities from continuing operations	2,226	31,859
Net cash provided by investing activities from discontinued operations	—	1,354

Net cash provided by investing activities	2,226	33,213

Financing Activities:
Principal payments of notes payable	(15,088)	(998)
Proceeds from the exercise of stock options	792	249
Net proceeds from the sales of common stock, net of offering costs of $1.0 million and $0.4 million	35,560	17,570

Net cash provided by financing activities	21,264	16,821

Net increase in cash and cash equivalents	3,046	32,444
Cash and cash equivalents at beginning of period	26,938	4,350

Cash and cash equivalents at end of period	$29,984	$36,794

Supplemental disclosure of cash flow information:
Cash interest payments	$879	$1,065

Supplemental disclosure of non-cash activities:
Equipment purchases included in accounts payable	$5	$616

Repayment of notes payable through issuance of common stock	$7,660	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
     Novavax, Inc., a Delaware corporation (“Novavax” or the “Company”), was incorporated in 1987, and is a clinical-stage biopharmaceutical company focused on creating differentiated, value-added vaccines that improve upon current preventive options for a range of infectious diseases. These vaccines leverage the Company’s virus-like-particle (“VLP”) platform technology coupled with a unique disposable production technology.
     VLPs are genetically engineered three-dimensional nanostructures which incorporate immunologically important lipids and recombinant proteins. The Company’s VLPs resemble the virus but lack the genetic material to replicate the virus. The Company’s proprietary production technology uses insect cells rather then chicken eggs or mammalian cells. The Company’s current product targets include vaccines against the H5N1 and other subtypes of avian influenza with pandemic potential, H1N1, human seasonal influenza, Varicella Zoster (“VZV”), which causes shingles, and Respiratory Syncytial Virus (“RSV”).
2. Summary of Significant Accounting Policies
Basis of Presentation
     Except for the consolidated balance sheet of Novavax as of December 31, 2008, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.
     The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 6, 2009, the date the financial statements were issued. Please see Note 8 — Subsequent Events.
     The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business, as determined pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360. “Property, Plant and Equipment” (“ASC 360”) (formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets, “ or SFAS 144). In February 2008, the Company sold its Estrasorb business. Historical financial information presented in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current year presentation.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Net Loss per Share
     The Company calculates basic loss per share on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of the inclusion would be dilutive. Outstanding stock options with an exercise price above market are excluded from the Company’s diluted computation as their effect would be anti-dilutive. For the three and nine months ended September 30, 2009, there were approximately 1.7 million and 4.1 million outstanding stock options, respectively, along with 3.3 million outstanding warrants that were excluded from the calculation of diluted loss per share. For both the three and nine months ended September 30, 2008, there were approximately 4.8 million outstanding stock options along with 3.3 million outstanding warrants that were excluded from the calculation of diluted loss per share.
Comprehensive Loss
     The Company discloses comprehensive loss and its components as part of its consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from the net loss.
     The following table summarizes the Company’s comprehensive loss (in thousands, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(7,530)	$(7,842)	$(24,419)	$(24,969)
Unrealized gains on short-term investments classified as available for sale	171	—	650	—

Comprehensive loss	$(7,359)	$(7,842)	$(23,769)	$(24,969)

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Short-Term Investments
     Short-term investments at September 30, 2009 and December 31, 2008 consist of investments in three and five auction rate securities, respectively, with a par value of $5.6 million and $8.2 million, and a fair value of $4.4 million and $7.0 million, respectively. The auction rate securities remaining as of September 30, 2009 have been in an unrealized loss position for less than 12 months. The Company recorded other than temporary impairment charges to other expenses related to these securities during the nine months ended September 30, 2009 of $1.4 million as a result of illiquidity issues that presently exist in the credit markets and management’s belief these securities cannot currently be sold at par value, but are saleable at a discount from their par value. During the three and nine months ended September 30, 2009, the Company also recorded temporary unrealized gains, through comprehensive loss, of $0.2 million and $0.6 million related to the increase in estimated fair value for three of the Company’s auction rate securities and the redemption of two of its investments at par value. The Company did not record any changes in estimated fair value during the three and nine months ended September 30, 2008.
     During the three months ended September 30, 2009, two of the auction rate securities were redeemed at par value resulting in a realized gain of approximately $692,000.
Fair Value Measurements
     Effective January 1, 2008, the Company adopted a newly issued accounting standard which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The Company defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company permits the use of various valuation approaches, including market, income and cost approaches.
     The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities. Valuations of these products do not require a significant amount of judgment. The Company does not have any Level 1 assets at September 30, 2009.
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

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
     Financial assets and liabilities measured a fair market value on a recurring basis as of September 30, 2009 are summarized below:

	Fair Value Measurements at September 30, 2009
	(Unaudited)
	(in thousands)
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Assets
Assets	Level 1	Level 2	Level 3	At Fair Value
Auction rate securities	$—	$4,391	$—	$4,391
Goodwill	—	—	33,141	33,141

Total assets	$—	$4,391	$33,141	$37,532

Property and Equipment
     Property and equipment are comprised of the following:

	As of
	September 30, 2009	December 31, 2008
	(Unaudited)
	(in thousands)
Construction in progress	$1,022	$5,394
Furniture, machinery and equipment	4,464	3,880
Leasehold improvements	4,525	637
Computer software and hardware	333	339

	10,344	10,250
Less accumulated depreciation and amortization	(2,700)	(2,022)

	$7,644	$8,228

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
     Due to continued volatility in the financial and credit markets and the Company’s stock price, the Company determined it should perform an interim test for impairment of the Company’s goodwill as of March 31, 2009. The Company did not perform an interim test for impairment of the Company’s goodwill as of September 30, 2009 due to the Company’s higher stock price at that time.
     At March 31, 2009 and December 31, 2008, the Company used both the market approach and the income approach to determine if the Company had an impairment of its goodwill. The income approach was used as a confirming look to the market approach. The Company used a market approach to determine the market value of capitalization of its single reporting unit. Step one of the impairment test states that if the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not to be impaired. The Company’s forecasts were used to create a risk adjusted discounted cash flow analysis to indicate the market value capitalization. The fair value of the Company’s reporting unit was compared to the carrying amount of the reporting unit. Under both approaches, the fair value of the reporting unit was higher than the carrying value, resulting in no impairment recorded against goodwill.
Equity Method Investments
     In June 2009, the Company transferred certain intellectual property, with no book value, to CPL Biologicals Private Limited (“CPLB”) in exchange for a 20% interest. The Company accounts for this investment using the equity method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions up to the amount initially invested or advanced. At September 30, 2009, the Company did not record its portion of CPLB’s loss, as it is nominal.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-Based Compensation
Stock Options
     The Company measures the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. The cost is recognized as compensation expense over the requisite service period (generally the vesting period) of the options. Compensation cost included in operating expenses was $366,000 and $1,024,000 for the three and nine months ended September 30, 2009, and $446,000 and $1,443,000 for the three and nine months ended September 30, 2008.
     As of September 30, 2009, there were stock options outstanding for the purchase of 6,377,391 shares of common stock. At September 30, 2009, the aggregate fair value of the remaining compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was approximately $4,331,000 (net of estimated forfeitures). This unrecognized compensation cost of unvested options is expected to be recognized over a weighted average period of 1.91 years.
     During the three and nine months ended September 30, 2009, the Company granted stock options for the purchase of approximately 484,000 and 1,272,000 shares of common stock, respectively, with a fair value of approximately $1,272,000 and $1,597,000 (net of estimated forfeitures). Stock options for the purchase of approximately 65,000 and 555,000 shares of common stock were forfeited during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2008, the Company granted stock options for the purchase of approximately 84,000 and 935,000 shares of common stock, respectively, with a fair value of approximately $120,000 and $1,490,000 (net of estimated forfeitures), respectively. Stock options for the purchase of approximately 369,000 and 714,000 shares of common stock were forfeited during the three and nine months ended September 30, 2008, respectively.
     The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options issued during the three and nine months ended September 30, 2009 and 2008, using the Black-Scholes option valuation model were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average fair value of options granted	$2.60	$1.43	$1.25	$1.59
Expected life (years)	3.89-4.02	4.12	3.89-7.05	3.62-6.37
Expected volatility	90.90-90.33%	84.73-85.25%	85.68-111.83%	81.14-87.78%
Risk free interest rate	1.57-2.00%	2.60-3.09%	1.56-3.19%	1.97-3.29%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Expected forfeiture rate	21.07%	21.96%	21.07-21.96%	21.96%

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The expected life of options granted was based on the Company’s historical share option exercise experience using the historical expected term from vesting date. The expected volatility of the options granted during the three and nine months ended September 30, 2009 and 2008 was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The forfeiture rate was determined using historical rates since the inception of the plans. The Company has never paid a dividend, and as such the dividend yield is zero.
Restricted Stock
     Non-cash compensation expense related to all restricted stock issued to employees and directors has been recorded as compensation using the straight-line method of amortization. The Company accounts for stock-based awards issued to non-employees by revaluing the options based on shorter period of either the reporting period or the vesting period. For the three and nine months ended September 30, 2009, $50,000 and $246,000 of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly. For the three and nine months ended September 30, 2008, $34,000 and $203,000, respectively, of non-cash stock compensation expense was included in total operating costs and expenses and additional paid-in capital was increased accordingly.
Recently Adopted Accounting Guidance
     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009. This pronouncement did not have any material impact on the Company’s financial position and consolidated results of operations.
     In June 2009, the FASB issued guidance which will become the source for authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change current guidance and is effective for interim and annual periods ending on or after September 15, 2009. The adoption of this guidance did not have any impact on the Company’s consolidated results of operations and financial position.
Recent Accounting Guidance Not Yet Adopted
     In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on the Company’s financial position and results of operations.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Income Taxes
     The American Recovery and Reinvestment Act of 2009 (the “Act”) was enacted and signed into law on February 17, 2009. The Act includes the extension of a provision passed by the United States Congress in 2008 which allows companies to accelerate the recognition of a portion of research and development (“R&D”) credits in lieu of bonus depreciation and convert the R&D credits carry forward into currently refundable credits. The amount that may be converted is based on the amount invested in property that would otherwise qualify for bonus depreciation and is capped at the lesser of 6% of historic R&D credits or $30 million. The Company is evaluating the R&D credit provisions of the Act but has not yet reached a decision whether it will forego the bonus depreciation to obtain any R&D credit that may be refundable.
3. Significant Transactions
     On January 12, 2009, the Company entered into an At the Market Sales Agreement (the “January Sales Agreement”) with Wm Smith & Co. (“Wm Smith”), under which the Company may sell an aggregate of up to $25.0 million in gross proceeds of the Company’s common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. During the three and nine months ended September 30, 2009, the Company sold 2,039,630 shares and 7,489,207 shares at a range of $1.75-$5.03 and received net proceeds of $8.0 million and $22.0 million, respectively, under the January Sales Agreement.
     On September 15, 2009, the Company entered into a second At Market Issuance Sales Agreement (the “September Sales Agreement”), with Wm Smith, under which the Company may sell an aggregate of up to $10.0 million in gross proceeds of the Company’s common stock from time to time through Wm Smith. The Company has not sold any common stock under the September Sales Agreement.
     On June 30, 2009 the Company entered into a stock purchase agreement with ROVI for the purchase of $3.0 million of Novavax common stock at $2.74 per share. The Company issued approximately 1.1 million shares and received the proceeds on July 6, 2009.
4. Convertible Notes
     As of December 31, 2008, the Company had $22 million of senior convertible notes outstanding (the “Notes”). The Notes carried a 4.75% coupon; were convertible into shares of Novavax common stock at $4.00 per share; and matured on July 15, 2009. On April 29, 2009, the Company entered into amendment agreements (the “2009 Amendments”) with holders of the outstanding Notes representing $17.0 million of the $22.0 million outstanding principal amount of the Notes to amend the terms of the Notes to allow for early retirement and 70% of this principal amount plus accrued and unpaid interest was paid in cash, $12.1 million, and 30% was paid through issuance of 2,040,000 shares of common stock at $2.50 per share.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On July 15, 2009, the Company paid the $5.0 million balance of the Notes. Under the terms of the Notes, the Company paid approximately $2.6 million of principal and accrued interest in cash and issued 1,016,939 shares of common stock to pay the remaining $2.6 million of principal and accrued and unpaid interest, based on a price of $2.5163 per share. As of July 15, 2009, the Notes were fully paid and extinguished.
5. Operating Leases
     Future minimum rental commitments under non-cancelable leases as of September 30, 2009 are as follows (in thousands):

	Operating		Net Operating
Year	Leases	Sub-Leases	Leases
2009	$568	$84	$484
2010	2,088	339	1,749
2011	2,087	259	1,828
2012	2,132	—	2,132
2013	2,179	—	2,179
Thereafter	6,400	—	6,400

Total minimum lease payments	$15,454	$682	$14,772

     In April 2009, the Company negotiated an amendment to its sublease with PuriCore to extend the term of the sublease until September 30, 2011, to expand the sublease premises to include all of the approximately 32,900 rentable square feet and to grant PuriCore the option to renew the sublease for an additional three year term.
6. Discontinued Operations
     In February 2008, the Company sold certain assets used in the production of Estrasorb, an estrogen product currently licensed by Graceway Pharmaceuticals, LLC, to Graceway. In connection with the sale, the Company agreed to manufacture and supply additional units of Estrasorb for Graceway, which the Company completed in August 2008. The Company received an upfront payment from Graceway upon the execution of the transaction agreements. As part of the transaction, once the Company satisfied its supply obligations, the Company transferred to Graceway manufacturing equipment related to the production of Estrasorb, valued at $1.1 million on the closing date, which had been included as assets held for sale in the Company’s consolidated balance sheet.
     The results of operations for the Company’s manufacturing facility in Philadelphia, Pennsylvania are being reported as discontinued operations and the consolidated statements of operations for prior periods have been adjusted to reflect this presentation.
     The assets and liabilities related to the Company’s discontinued manufacturing operations had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and the Company did not have a significant continuing involvement beyond one year after the closing of the Graceway transaction.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company delivered the required quantity of Estrasorb as required under the Graceway agreements and exited the facility in August 2008.
     The following table presents summarized financial information for the Company’s discontinued manufacturing operations presented in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Revenues	$—	$3,546	$—	$3,775

Cost of products sold	—	976	—	2,450
Excess inventory costs over market	—	83	—	548

Total operating expenses	—	1,059	—	2,998

Net income	$—	$2,487	$—	$777

     The following table presents major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Prepaid expenses and other current assets	$—	$132

Current assets of discontinued operations	$—	$132

Accounts payable	$—	$209
Accrued expenses and other liabilities	—	33

Current liabilities of discontinued operations	$—	$242

7. Related Party Transactions
     Dr. Rajiv Modi, a director of Novavax, is also a managing director of Cadila Pharmaceuticals. As reported by the Company on March 31, 2009, Novavax and Cadila have formed a joint venture called CPL Biologicals Private Limited, of which Novavax owns 20%. Novavax and Cadila have also entered into a Master Services Agreement, pursuant to which Cadila may perform certain research, development and manufacturing services for Novavax up to $7.5 million. A subsidiary of Cadila owns 18% of our outstanding common stock. The aggregate amount of these agreements is approximately $26.5 million. For the three and nine months ended September 30, 2009, the Company incurred $41,000 related to the Master Services Agreement.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     John Lambert, the Chairman of the Board of Directors, has a consulting agreement with the Company, pursuant to which he assists the Company with issues regarding the development and commercialization of its vaccine product candidates. His annual compensation for these services is $220,000. The Company also pays Mr. Lambert $30,000 annually for his service as Chairman of the Board of Directors and may also be granted equity awards. For the three and nine months ended September 30, 2009, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $165,000 respectively, in accordance with the consulting agreement. For the three and nine months ended September 30, 2008, the Company recorded consulting expenses for Mr. Lambert of $55,000 and $165,000, respectively.
     Two of the Company’s former directors have outstanding notes due to the Company in the aggregate principal amount of $1,572,000, as reflected on the Company’s balance sheet as of September 30, 2009. The notes, in the initial principal amount of $1,479,268, were initially delivered by the former directors to the Company in March 2002 as payment of the exercise price of options. In May 2008, one of the Notes was amended and restated to, among other things, include accrued interest in the principal amount, bringing the aggregate principal amount outstanding to $1,610,516. As of September 30, 2009, the Company received payments of $65,000. As security, the former directors pledged shares of the Company’s common stock as collateral. The Company has the right to sell the pledged shares if the trading price of the common stock reaches certain targets. As of September 30, 2009, the outstanding principal and interest for these two notes was $2,017,000. The Company has not accrued interest due to collection concerns. Both notes are currently in default and the Company is pursuing the collection of these promissory notes.
8. Subsequent Events
     On October 21, 2009, Novavax entered into a binding term sheet (the “Xcellerex Agreement”) with Xcellerex, Inc. Pursuant to the Xcellerex Agreement, Xcellerex will manufacture a fixed quantity of bulk drug substance of Novavax’s 2009 H1N1 vaccine for potential use and sale in Mexico. As consideration, the Company paid Xcellerex a fixed non-refundable payment and will pay a “per dose” fee for each dose equivalent of bulk materials delivered to Novavax. A portion of the fixed payment, and the actual cost of materials supplied by Novavax, will be credited against the payment due for each batch of bulk material. Xcellerex is the exclusive contract manufacturer for the bulk material for sale in Mexico until February 15, 2010.
     On October 20, 2009, Novavax entered into a Materials Transfer Agreement with Laboratorio Avi-Mex S.A. de C.V. (“Avimex”), pursuant to which Novavax will supply Avimex with certain amounts of its 2009 H1N1 vaccine candidate. Avimex will use the H1N1 vaccine to conduct clinical trials and seek regulatory approval in Mexico. Avimex will make certain milestone payments to Novavax and will pay the Company a transfer fee for the H1N1 vaccine based on the Company’s production cost. Novavax also granted Avimex an irrevocable right and option to enter into a non-exclusive distribution agreement to distribute the 2009 H1N1 vaccine in Mexico.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements herein regarding future financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding revenues, operating expenses, cash burn, future product development and related clinical trials and future research and development, including regulatory approval in the United States and other countries and product sales, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Novavax cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among other things, the following: our ability to progress any product candidates into pre-clinical or clinical trials; the scope, initiation, rate and progress of our preclinical studies and clinical trials and other research and development activities; clinical trial results; even if the data from preclinical studies or clinical trials is positive, the product may not prove to be safe and efficacious; regulatory approval is needed before any vaccines can be sold in or outside the United States; the 2009 H1N1 vaccine has not been approved by the Mexican authorities; approval of the 2009 H1N1 vaccine may not be timely and thus may not be granted until after the 2009/2010 flu season has ended; sales of the 2009 H1N1 vaccine are not scheduled begin until late in the 2009/2010 flu season which could result in poor sales; the 2009 H1N1 vaccine must be manufactured quickly, or it may not be sold until after the 2009/2010 flu season has ended; the rate and progress of manufacturing scale-up; Xcellerex has not manufactured Novavax’s 2009 H1N1 vaccine at commercial levels and Novavax has not manufactured any vaccine at a commercial level; Novavax’s pilot plant facility is subject to standard FDA inspections, which may result in increased costs and production delays; the success of the Company’s joint ventures, collaborations, partnerships and licensing agreements; the Company’s dependence on third parties to manufacture and distribute its vaccines; risks associated with conducting business outside of the United States; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; our ability to obtain rights to technology; competition for clinical resources and patient enrollment from drug candidates in development by other companies with greater resources and visibility; our ability to enter into future collaborations with industry partners and the terms, timing and success of any such collaboration; the cost, timing and success of regulatory filings and approvals; our ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financing or otherwise; general business conditions; competition; business abilities and judgment of personnel; availability of qualified personnel; and other factors referenced herein. Further information on the factors and risks that could affect Novavax’s business, financial conditions and results of operations, is contained in Novavax’s filings with the U.S. Securities and Exchange Commission, which are available at www.sec.gov. These forward-looking statements speak only as of the date of this quarterly report, and Novavax assumes no duty to update forward-looking statements.

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
     We began production of the H1N1 VLPs in our manufacturing facility on June 5, 2009 and completed production of the first batch of vaccine within 12 weeks from the receipt of the viral H1N1 RNA. On August 18, 2009, we announced positive preclinical results with our novel H1N1 influenza VLP vaccine. The study, conducted by scientists from Novavax and the Centers for Disease Control and Prevention (“CDC”) based in Atlanta, Georgia represents the first efficacy report of a 2009 novel H1N1 vaccine in ferrets.
     On October 20, 2009, we announced the initiation of a two-stage clinical study of our VLP H1N1 influenza vaccine in Mexico in collaboration with Avimex and GE Healthcare. Avimex is providing financial support for the trial and is expected to distribute the H1N1 vaccine in Mexico if it is approved for commercial sale. The randomized blinded, placebo-controlled clinical trial in Mexico City will evaluate the safety, immunogenicity and efficacy of our 2009 H1N1 VLP vaccine in healthy adults. The first stage will evaluate the vaccine’s safety, immunogenicity and efficacy among 1,000 subjects. Pending favorable results from the first stage, the second stage of the study will be initiated to evaluate the safety of the vaccine in a larger cohort of 3,000 subjects. The primary safety and immunogenicity results are expected in January 2010, which is within three months of the start of this study. If the results are clinically acceptable, they will be used to seek registration of our 2009 H1N1 pandemic flu vaccine in Mexico. These data are also expected to support development of our pandemic and seasonal flu VLP vaccines in other countries, including the United States.
     In May, 2009, we enrolled subjects in the second Phase II study of our trivalent seasonal influenza VLP vaccine candidate. This clinical trial was designed to evaluate the safety and immunogenicity of a broader range of vaccine doses and to provide data to help select doses for future studies in older adults and a Phase III efficacy study. In September, 2009, we announced positive results in our human clinical trial. Our influenza VLP vaccine candidate was well tolerated and the HAI responses met the seroconversion criteria for licensure as outlined in the FDA guidance document for influenza vaccine development. We expect to begin a seasonal influenza close ranging study in the elderly (>65 years of age) in the fourth quarter of 2009.

     We have also developed vaccine candidates for both RSV and VZV, both of which are currently being evaluated in preclinical studies. On July 22, 2009, we announced final selection of an RSV vaccine candidate that will be advanced into additional preclinical studies to support an Investigational New Drug (“IND”) application. The first preclinical study of this vaccine candidate in mice, the results of which we announced in February 2009, showed that it induced production of antibodies that neutralized live RSV. In addition, the vaccine protected mice against replication of RSV in the lungs. On October 13, 2009, we announced the receipt of a Small Business and Innovation Research (“SBIR”) grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the National Institutes of Health (“NIH”). The grant from the NIAID is to support a segment of our preclinical research program for RSV particle-based vaccine. The SBIR grant, valued at approximately $246,000, will support continued preclinical development of the RSV-F vaccine candidate utilizing the bovine calf model.
     A VZV vaccine candidate has also induced antibody and T-cell responses. We plan on moving forward with further preclinical development of both vaccines in 2009 and 2010.
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
Significant Transactions
     On September 15, 2009, we entered into a second At Market Issuance Sales Agreement (the “September Sales Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell an aggregate of up to $10.0 million in gross proceeds of our common stock from time to time through Wm Smith. We have not sold any common stock under the September Sales Agreement. During the three and the nine months ended September 30, 2009, the Company received net proceeds of $8.0 million and $22.0 million respectively from the sale of stock of 2,039,630 shares and 7,489,207 shares at a range of $1.75 to $5.03 per share pursuant to the January sales agreement with Wm Smith.
     On July 15, 2009, we paid the $5.0 million balance of the senior convertible notes (the “Notes”). Under the terms of the Notes, we paid approximately $2.6 million of principal and accrued interest in cash and issued 1,016,939 shares of common stock to pay the remaining $2.6 million of principal and accrued and unpaid interest, based on a price of $2.5163 per share. The Notes are now fully paid and extinguished.

Subsequent Events
     On October 21, 2009, we entered into a binding term sheet (the “Xcellerex Agreement”) with Xcellerex, Inc. Pursuant to the Xcellerex Agreement, Xcellerex will manufacture a fixed quantity of bulk drug substance of our 2009 H1N1 vaccine for potential use and sale in Mexico. As consideration, we paid Xcellerex a fixed non-refundable payment and will pay a “per dose” fee for each dose equivalent of bulk materials delivered to us. A portion of the fixed payment, and the actual cost of materials supplied by us, will be credited against the payment due for each batch of bulk material. Xcellerex is the exclusive contract manufacturer for the bulk material for sale in Mexico until February 15, 2010. For markets where Xcellerex could be a low cost manufacturer of bulk material, we will appoint Xcellerex as the co-exclusive producer through June 2010.
     On October 20, 2009, we entered into a Materials Transfer Agreement with Laboratorio Avi-Mex S.A. de C.V. (“Avimex”), pursuant to which we will supply Avimex with certain amounts of its 2009 H1N1 vaccine candidate. Avimex will use the H1N1 vaccine to conduct clinical trials in Mexico. Avimex will make certain milestone payments to us and will pay us a transfer fee for the H1N1 vaccine based on our production cost. We also granted Avimex an irrevocable right and option to enter into a non-exclusive distribution agreement to distribute the 2009 H1N1 vaccine in Mexico.
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
Three months ended September 30, 2009 (“2009”) compared to the three months ended September 30, 2008 (“2008”): (Amounts in the tables are presented in thousands, except percentage changes and share and per share information)
Revenues:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Revenues	$201	$194	$7	4%

     Revenues for the three months ended September 30, 2009 and 2008 remained constant at $0.2 million. Revenue is comprised of revenue from government and commercial research and development contracts. During the three months ended September 30, 2009, we completed billing on one of the National Institutes of Health (“NIH”) contracts and we were awarded one additional contract. For the three months ended September 30, 2008, we recorded revenue from two contracts.
Operating costs and expenses:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Research and development	$5,256	$8,655	$(3,399)	(39)%
General and administrative	3,207	1,265	1,942	154%

	$8,463	$9,920	$(1,457)	(15)%

Research and Development Expenses
     Research and development costs decreased from $8.7 million for the three months ended September 30, 2008 to $5.3 million for the three months ended September 30, 2009, a decrease of $3.4 million, or 39%. Our research and development costs are incurred in support of the development of our VLP based vaccines. Research and development costs for the three months ended September 30, 2008 included $0.5 million related to the accrual of the remaining lease payments for the Company’s Taft Court facility in Rockville, Maryland and $3.0 million related to milestone fees. The balance of the decrease can be attributed to a $0.1 million decrease in employee costs from 2008 to 2009.

General and Administrative Expenses
     General and administrative costs were $3.2 million for the three months ended September 30, 2009 compared to $1.3 million for the three months ended September 30, 2008. The increase of $1.9 million, or 154%, was primarily due to the correction of an error related to the classification of the notes receivable due from former directors to show these notes as reductions of equity in the September 30, 2008 consolidated balance sheet. For the three months ended September 30, 2008, general and administrative expenses include a $1.3 million credit to the allowance established for the notes receivable. During the three months ended September 30, 2008, we concluded that the notes receivable from the former directors should be classified as a reduction of equity. Therefore, the reserve charges taken to the statement of operations during 2006 and 2007 and during the first two quarters of 2008, totaling $1.2 million were also determined to be errors. The credit to general and administrative expenses is a result of the adjustment recorded in the quarterly results to correct the cumulative impact of the prior period errors noted above.
     General and administrative expenses for the three months ended September 30, 2009 were also impacted by an increase in professional fees incurred in connection with the Company’s expanded operations and a $0.2 million increase in facility costs associated with general and administrative functions.
Other Income (Expense), net:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$60	$(170)	$230	135%
Interest expense	(20)	(434)	414	95%
Realized gains	692	—	692	N/A

Net other income (expense)	$732	$(604)	$1,336	221%

     Our net other income was $0.7 million for the three months ended September 30, 2009 compared to net other expense of $0.6 million for the three months ended September 30, 2008. The change in net interest other income (expense) resulted from an increase in interest income, a decrease in interest expense and realized gains related to three of the Company’s auction rate securities due primarily to their redemption at par value. Interest income for the three months ended September 30, 2008 included the impact of the correction of an error previously discussed related to notes receivable from former directors. Interest expense for the three months ended September 30, 2009 decreased to $20,000 from $0.4 million for the three months ended September 30, 2008, a decrease of $0.4 million, or 95%. The decrease in interest expense is due to early retirement of $17.0 million of the Notes in April 2009 and the payment of the balance of the Notes in July 2009.

Discontinued Operations:
     The following table presents summarized financial information for our discontinued operations at our manufacturing facility in Philadelphia, Pennsylvania for the three months ended September 30, 2009 and 2008.

	2009	2008	$ Change	%Change
	(unaudited)	(unaudited)
Revenue	$—	$3,546	$(3,546)	(100)%

Costs of products sold	—	975	975	100%
Excess inventory costs over market	—	83	83	100%

Net income	$—	$2,488	$(2,488)	(100)%

     We recorded income from discontinued operations of $2.5 million for the three months ended September 30, 2008, which included revenue from discontinued operations of $3.5 million which related to the sale of Estrasorb. In the costs of products sold of $1.0 million in 2008, $0.5 million represents idle capacity costs at our manufacturing facility. The remaining $0.5 million represents the cost of Estrasorb sales to Graceway. In accordance with the supply agreement with Graceway, we sold Estrasorb at a price that was lower than our manufacturing costs. The excess cost over the product cost totaled $0.1 million for the nine months ended September 30, 2008. In August 2008, we completed our obligations to Graceway and exited the facility.
Net loss:

	2009	2008	$ Change	%Change
	(unaudited)		(unaudited)
Net loss	$(7,530)	$(7,842)	$312	4%

Net loss per share	$(0.08)	$(0.12)	$0.04	57%

Weighted shares outstanding	92,297,263	66,521,776	25,775,487	39%

     Net loss for the three months ended September 30, 2009 was $7.5 million or $0.08 per share, as compared to $7.8 million or $0.12 per share for the three months ended September 30, 2008, a decrease of $0.3 million or $0.04 per share. The decreased net loss was primarily due to an overall decrease in operating expenses and the change in net other income (expenses), partially offset by the conclusion of our discontinued operations. The weighted shares outstanding increased from 66,521,776 for the three months ended September 30, 2008 to 92,297,263 for the three months ended September 30, 2009 primarily as a result of the 12.5 million shares issued to Cadila, approximately 1.1 million shares issued to ROVI, approximately 5.4 million shares sold under the January Sales Agreement through Wm Smith, approximately 2.0 million shares issued in connection with the early retirement of $17.0 million of the Notes and approximately 1.0 million shares for the payment of the balance of the Notes.

Nine months ended September 30, 2009 (“2009”) compared to the nine months ended September 30, 2008 (“2008”): (Amounts in the tables are presented in thousands, except percentage changes and share and per share information.)
Revenues:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Revenues	$251	$994	$(743)	(75)%

     Total revenues for the nine months ended September 30, 2009 were $0.3 million, a decrease of $0.7 million from $1.0 million for the nine months ended September 30, 2008. The decrease in revenues is attributable to a decrease in contract related research and development revenues principally due to the completion of a NIH grant in January 2009.
Operating costs and expenses:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Research and development	$14,819	$18,469	$(3,650)	(20)%
General and administrative	8,661	7,675	986	13%

	$23,480	$26,144	$(2,664)	(10)%

Research and Development Expenses
     Research and development costs decreased from $18.5 million in 2008 to $14.8 million in 2009, a decrease of $3.7 million, or 20%. Research and development costs for the nine months ended September 30, 2008 included $0.5 million related to the accrual of the remaining lease payments for the Company’s Taft Court facility in Rockville, Maryland and $3.0 million related to milestone fees. The remaining decrease was primarily due to a $0.1 million decrease in employee related costs.
General and Administrative Expenses
     General and administrative costs were $8.7 million in 2009 compared to $7.7 million in 2008. The increase of $1.0 million, or 13%, was primarily due to the $1.0 million credit recorded in 2008 related to the correction of an error for notes receivable from two former directors.
Other (Expense) Income, net:

	2009	2008	$ Change	% Change
	(unaudited)	(unaudited)
Interest income	$240	$695	$(455)	(65)%
Interest expense	(784)	(1,292)	508	39%
Impairment loss on short-term investments	(1,338)	—	(1,338)	N/A
Realized gains	692	—	692	N/A

Net other (expense) income	$(1,190)	$(597)	$(593)	99%

     Net other expense increased from $0.6 million for 2008 to $1.2 million for 2009, an increase of $0.6 million, or 99%. Interest income decreased to $0.2 million for 2009 from $0.7 million for 2008, a decrease of $0.5 million. The decrease is primarily due to the correction of an error previously discussed related to notes receivable from former directors and a decrease in our average cash, cash equivalents and short-term investment balances, resulting from our continuing investment in research and development activities surrounding our vaccine candidates. Interest expense decreased from $1.3 million in 2008 to $0.8 million in 2009, a decrease of $0.5 million or 39%. The decrease in interest expense is due to the early retirement of $17.0 million of the Notes in April 2009 and the payment of the balance of the Notes in July 2009. Additionally, we recorded $1.3 million as other expense related to other than temporary impairment losses on our auction rate securities, which was partially offset by $0.7 million in realized gains.
Discontinued Operations:
     The following table presents summarized financial information for our discontinued operations related to our manufacturing facility in Philadelphia, Pennsylvania for the nine months ended September 30, 2009 and 2008:

	2009	2008	$ Change	%Change
	(unaudited)	(unaudited)
Revenues	$—	$3,775	$3,775	(100)%

Costs of products sold	—	2,449	2,449	100%
Excess inventory costs over market	—	548	548	100%

Total operating expenses	—	2,997	(2,997)	(100)%

Net income	$—	$778	$(778)	(100)%

     We recorded income from discontinued operations of $0.8 million for the nine months ended September 30, 2008 which included revenue from discontinued operations of $3.8 million related to the sale of Estrasorb. Costs of products sold, which include fixed idle capacity costs of $1.3 million at our manufacturing facility were $2.4 million. The remaining $1.1 million represents the cost of Estrasorb sales to Graceway. In accordance with the supply agreement with Graceway, we sold Estrasorb at a price that was lower than our manufacturing costs. The excess cost over market cost was $0.5 million for the nine months ended September 30, 2008. In August 2008, we completed our obligations to Graceway and exited the facility.
Net loss:

	2009	2008	$ Change	%Change
	(unaudited)	(unaudited)
Net loss	$(24,419)	$(24,969)	$550	2%

Net loss per share	$(0.30)	$(0.40)	$0.10	25%

Weighted shares outstanding	82,027,113	62,820,068	19,207,045	31%

     Net loss for the nine months ended September 30, 2009 was $24.4 million, or $0.30 per share, as compared to $25.0 million or $0.40 per share for the nine months ended September 30, 2008, a decrease of $0.6 million. The decrease in the net loss was primarily due to a decrease in our operating expenses as a result of staff reductions and other cost cutting initiatives. This decrease was partially offset by an increase in net other expenses, a decrease in revenue, and the conclusion of our discontinued operations. The weighted shares outstanding increased from 62,820,068 for the nine months ended September 30, 2008 to 82,027,113 for the nine months ended September 30, 2009 primarily as a result of the 12.5 million shares issued to Cadila, approximately 1.1 million shares issued to ROVI, approximately 5.4 million shares sold under the January Sales Agreement through Wm Smith, approximately 2.0 million shares issued in connection with the early retirement of $17 million of the Notes and approximately 1.0 million shares for the payment of the balance of the Notes.
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

Nine Months
Ended
September 30, 2009
(In thousands)
Summary of Cash Flows:
Net cash (used in) provided by
Operating activities	$(20,444)
Investing activities	2,226
Financing activities	21,264

Net increase in cash and cash equivalents	3,046
Cash and cash equivalents at beginning of period	26,938

Cash and cash equivalents at end of period	$29,984

     Net Cash Used In Operating Activities. Net cash used in operating activities was $20.4 million and $17.6 million during the nine months ended September 30, 2009 and 2008, respectively. The major components of net cash used in operating activities for the nine months ended September 30, 2009 were $24.4 million of net loss from continuing operations offset by non-cash charges of approximately $3.1 million and changes in operating assets and liabilities of $0.9 million. The most significant non-cash charges were stock based compensation of $1.3 million along with depreciation and amortization charges totaling $1.3 million. The decrease in net cash used in operating activities during the nine months ended September 30, 2009, as compared to the same period in the prior year, was primarily attributable to the impact of discontinued operations.

     Net Cash Provided By Investing Activities. Net cash provided by investing activities was $2.2 million and $33.2 million during the nine months ended September 30, 2009 and September 30, 2008, respectively. The major components of net cash provided by investing activities for the nine months ended September 30, 2009 consisted of $2.6 million sales of investments offset by purchases of capital expenditures of $356,000. The decrease in net cash provided by investing activities during the nine months ended September 30, 2009, as compared to the same period in the prior year, was primarily attributable to the sale of investments in 2008 to fund operations along with the impact of discontinued operations.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities was $21.3 million and $16.8 million during the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by financing activities for the nine months ended September 30, 2009 consisted of proceeds from the sale of common stock and the exercise of stock options totaling $36.4 million offset by payments of notes payable of $15.1 million. The increase in net cash provided by financing activities during the nine months ended September 30, 2009, as compared to the same period in the prior year, was primarily attributable to the increased proceeds from the sale of common stock.
     Based on the amount of funds on hand as of September 30, 2009, and our current business operations, we believe we will have adequate capital resources available to operate at planned levels for the next twelve months. Additional capital will be required in the future to develop our product candidates through clinical development, manufacturing, and commercialization. We may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. Any capital raised by an equity offering will likely be substantially dilutive to the stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value. We have not secured any additional commitments for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce our general and administrative infrastructure.
     The Company has licensed certain rights from Wyeth Holdings Corporation (“Wyeth”) and the University of Massachusetts Medical School (“UMMS”). The Wyeth license, which provided for an upfront payment, annual license fees, milestone payments and royalties on any product sales, is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. Payments under the agreement to Wyeth as of September 30, 2009 aggregated $5.1 million and could aggregate an additional $17.0 million in the next twelve months, depending on the achievement of clinical and commercial milestones. The UMMS license, which provides for milestone payments and royalties on product sales, is an exclusive worldwide license of VLP technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of September 30, 2009, the Company made payments to UMMS in an aggregate amount that is not material. The Company believes that all payments under the UMMS agreement will not be material to the Company in the next twelve months.

Contractual Obligations and Commitments
     We utilize different financing instruments, such as debt and operating leases, to finance various equipment and facility needs. The following table summarizes our current financing obligations and commitments as of September 30, 2009 (in thousands):

		Less
		than	1 – 3	4 – 5	More than
Commitments & Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$15,454	$2,142	$6,365	$4,209	$2,738
Notes payable	518	26	492	—	—
Purchase obligations	9,001	5,271	3,730	—	—

Total principal payments	24,973	7,439	10,587	4,209	2,738
Less: Subleases	(682)	(336)	(346)	—	—

Total commitments and obligations	$24,291	$7,103	$10,241	$4,209	$2,738

     Our purchase obligations include $7.5 million related to future purchases for services pursuant to the Master Services Agreement with Cadila. We are required to purchase from Cadila for biologic research, preclinical development, clinical development, process development, manufacturing scale up, and general manufacturing related services. Additionally our contractual obligations include $1.5 million due to a vendor for orders placed on capital equipment. We made a non-refundable payment in October 2009 as consideration towards the agreement with Xcellerex.
     Subsequent to September 30, 2009, we entered into agreements with outside providers to support clinical development in the aggregate amount of $9.0 million. We have made payments of $1.0 million towards these obligations. Under the terms of the agreements, we have the option to terminate, but we would be obligated to pay the provider for all costs incurred through the effective date of termination.
     On June 26, 2008, we amended the lease for our corporate headquarters at 9920 Belward Campus Drive in Rockville, Maryland. The amendment (1) extended the term of the lease to January 31, 2017, (2) provided that the landlord will reimburse us for up to $3.0 million in leasehold improvements (the “Allowance”) and (3) increased the monthly installments of base rent going forward by an amount equal to the monthly amortization of the Allowance over the remaining term at 11% interest, or an additional $45,132 per month. The additional monthly rent is subject to the annual 2.125% escalation included in the original lease. On June 27, 2008, we received the Allowance. The Allowance is included in deferred rent on the balance sheet at September 30, 2009, and is being amortized as a credit to rent expense over the remaining lease term.

     In April 2009, we negotiated an amendment to our sublease with PuriCore to extend the term of the sublease until September 30, 2011, to expand the sublease premises to include all of the approximately 32,900 rentable square feet and to grant PuriCore the option to renew the sublease for an additional three-year term.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2009, we had cash, cash equivalents and short-term investments of $34.4 million as follows:

Cash and cash equivalents	$30.0 million
Short-term investments classified as available for sale	$4.4 million
     Our exposure to market risk is confined to our investment portfolio. As of September 30, 2009, our short-term investments are classified as available for sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments and, therefore, could impact our cash flows and results of operations.
     We had previously invested in auction rate securities for short periods of time as part of our cash management program. Short-term investments at September 30, 2009 consist of investments in three auction rate securities with a par value of $5.6 million and a fair value of $4.4 million. We recorded an additional other than temporary impairment charge to earnings related to these securities during the first nine months of 2009 of $1.4 million (offset by recovery of $0.6 million of unrealized gain through other comprehensive income) because of the current illiquidity issues in the credit markets and management’s belief these securities cannot presently be sold at par value but are saleable at a discount from their par value. These investments are classified within current assets because we may need to liquidate these securities within the next year to fund our ongoing operations.
     We are headquartered in the United States where we have conducted the vast majority of our business activities. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. We have entered into agreements with Avimex in Mexico and Cadila Pharmaceuticals in India and are negotiating definitive agreements with ROVI in Spain which may expose us to foreign currency rate fluctuations. We cannot currently determine whether the exposure will have a material impact on our operations, financial condition or cash flows.
     We do not have material debt and, as such, do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and the chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly report. Based on that review and evaluation, which included the participation of management and certain other employees of the Company, the chief executive officer and the chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.
Changes in Internal Control over Financial Reporting
     The Company’s management, including our principal executive officer and chief financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2009, and has concluded that there was no change that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     The Company does not have any pending legal matters at this time.
Item 1A. — Risk Factors
     There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, other than as mentioned below.
     Novavax’s collaborations with regional partners, such as Cadila Pharmaceuticals and Avimex, expose the Company to additional risks associated with doing business outside the United States, and any adverse event could have a material negative impact on operations.
     We have formed a joint venture with Cadila in India and have entered into agreements with Avimex which could lead to the sale of our 2009 H1N1 vaccine in Mexico. We are currently negotiating definitive license agreements with ROVI in Spain. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in other parts of the world. Risks of conducting business outside the United States include:
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

     We have not yet reached a final agreement with ROVI regarding the definitive license of our technology to commercialize our flu vaccines or related supply agreements and we may not be successful in reaching a final agreement.
     On June 30, 2009, we announced a letter of intent to license our proprietary VLP vaccine technology to ROVI Pharmaceuticals in Spain. ROVI intends to use the technology to create a comprehensive vaccine solution for the Spanish government. The negotiation of a license agreement and related supply agreements with ROVI is ongoing and there are no assurances that we will reach a final agreement. Before we can execute a definitive agreement, we must reach agreement on all material terms, including milestones, royalties, indemnification, and termination rights. If we and ROVI cannot agree on terms acceptable to each of us, the definitive agreements will not be executed.
     If we are unable to manufacture our vaccines in sufficient quantities or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials and commercial distribution.
     Completion of our clinical trials and commercialization of our vaccine product candidates require access to, or development of, facilities to scale up and manufacture our product candidates at sufficient yields. We have limited experience manufacturing any of our product candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality.
     If we are unable to manufacture our product candidates in clinical quantities or, when necessary, in commercial quantities, at sufficient yields, then we must rely on third parties. These third-party manufacturers must also receive FDA approval before they can produce clinical material or commercial products. Our vaccines may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we have to enter into technical transfer agreements and share our know-how with the third party manufacturers, which can be time consuming and may result in delays.
     Xcellerex currently constitutes the sole source of our H1N1 commercial bulk production. Our reliance on a contract manufacturer may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our bulk vaccines on a commercial scale, replacement of a manufacturer may be expensive and time consuming and may cause interruptions in the production of our vaccine. A third-party manufacturer may also encounter difficulties in production. These problems may include:
•	Difficulties with production costs, scale-up and yields;

•	Availability of raw materials and supplies;

•	Quality control and assurance;

•	Shortages of qualified personnel;

•	Compliance with strictly enforced federal, state and foreign regulations; and

•	Lack of capital funding.
     As a result, any delay or interruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We are continuing to build our management team and have experienced turnover within management.
     We appointed John J. Trizzino as Senior Vice President, International and Government Alliances, on July 21, 2009. Our Chief Financial Officer, Frederick Driscoll, assumed this responsibility in August 24, 2009. On October 16, 2009, our Vice President and Chief Medical Officer, Penny Heaton, M.D. resigned effective November 15, 2009 and efforts are underway to find a replacement. This lack of management continuity, the resulting lack of long-term history with our Company and the learning curve that executives experience when they join our management team, could result in operational and administrative inefficiencies and added costs. If we were to experience additional turnover at the executive level, these risks would be exacerbated.

Item 6 — Exhibits
10.1	Amended and Restated Employment Agreement of Rahul Singhvi, effective July 20, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on July 22, 2009).

10.2	Second Amendment to Amended and Restated Employment Agreement of Raymond Hage, effective July 20, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on July 22, 2009).

10.3	Employment Agreement between Novavax, Inc. and Frederick Driscoll dated August 6, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 7, 2009).

10.4	Stock Purchase Agreement between Novavax, Inc. and Laboratorios Farmaceuticos ROVI S.A., dated June 30, 2009 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.5	At Market Issuance Sales Agreement, dated September 15, 2009, by and between Novavax, Inc. and Wm. Smith & Co. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on September 15, 2009).

10.6**	Materials Transfer Agreement by and between Novavax, Inc. and Laboratorio Avi-Mex S.A. de C.V., dated October 19, 2009.

10.7**	Proposal and Binding Term Sheet by and between Novavax, Inc. and Xcellerex, Inc., dated October 20, 2009.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAVAX, INC. (Registrant)

Date: November 9, 2009	By:	/s/ Rahul Singhvi
Rahul Singhvi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Frederick W. Driscoll
Vice President, Chief Financial Officer,
and Treasurer (Principal Financial Officer)