Form 10-Q
period 2010-09-30
NOVAVAX INC
filed 2010-11-08
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 111,101,416 as of October 31, 2010.

NOVAVAX, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,215	$38,757
Short-term investments available-for-sale	20,648	4,193
Accounts and other receivables	599	258
Prepaid expenses and other current assets	348	1,295
Total current assets	37,810	44,503
Property and equipment, net	8,203	7,801
Goodwill	33,141	33,141
Other non-current assets	160	160
Total assets	$79,314	$85,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,350	$2,098
Accrued expenses and other current liabilities	5,761	5,417
Current portion of notes payable	80	80
Deferred revenue	7	150
Deferred rent	330	282
Total current liabilities	9,528	8,027
Non-current portion of notes payable	340	406
Deferred rent	2,453	2,707
Total liabilities	12,321	11,140

Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; and 111,111,792 shares issued and 110,644,695 shares outstanding at September 30, 2010 and 100,717,890 shares issued and 100,262,460 shares outstanding at December 31, 2009	1,111	1,007
Additional paid-in capital	374,384	350,810
Notes receivable from former directors	(1,572)	(1,572)
Accumulated deficit	(305,344)	(274,150)
Treasury stock, 467,097 and 455,430 shares at September 30, 2010 and December 31, 2009, respectively, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	864	820
Total stockholders’ equity	66,993	74,465
Total liabilities and stockholders’ equity	$79,314	$85,605

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$175	$201	$292	$251

Operating expenses:
Research and development	7,870	5,256	23,226	14,819
General and administrative	2,844	3,207	8,528	8,661
Total operating expenses	10,714	8,463	31,754	23,480
Loss from operations	(10,539)	(8,262)	(31,462)	(23,229)
Other income (expense):
Interest income	50	59	138	239
Interest expense	(2)	(19)	(6)	(783)
Other income	136	—	136	—
Impairment of short-term investments	—	—	—	(1,338)
Realized gains on short-term investments	—	692	—	692
Net loss	$(10,355)	$(7,530)	$(31,194)	$(24,419)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.30)	$(0.30)

Basic and diluted weighted average number of common shares outstanding	107,092	92,297	102,683	82,027

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net loss:	$(31,194)	$(24,419)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	991	899
Amortization of debt discount	—	147
Amortization of deferred financing costs	—	222
Amortization of short-term investments premium (discount)	134	—
Loss on disposal of property and equipment	32	28
Impairment of property and equipment	127	21
Deferred rent	(206)	(207)
Non-cash stock-based compensation	1,141	1,270
Impairment of short-term investments	—	1,338
Realized gains on short-term investments	—	(692)
Changes in operating assets and liabilities:
Accounts and other receivables	(341)	105
Prepaid expenses and other current assets	947	371
Accounts payable and accrued expenses	1,468	272
Deferred revenue	(143)	201
Net cash used in operating activities	(27,044)	(20,444)

Investing Activities:
Capital expenditures	(1,424)	(356)
Proceeds from disposal of property and equipment	—	7
Proceeds from maturities of short-term investments	11,000	2,575
Purchases of short-term investments	(27,545)	—
Net cash (used in) provided by investing activities	(17,969)	2,226

Financing Activities:
Principal payments of notes payable	(66)	(15,088)
Net proceeds from sales of common stock, net of offering costs of $0.4 million and $1.0 million, respectively	22,114	35,560
Proceeds from the exercise of stock options	423	792
Net cash provided by financing activities	22,471	21,264
Net (decrease) increase in cash and cash equivalents	(22,542)	3,046
Cash and cash equivalents at beginning of period	38,757	26,938
Cash and cash equivalents at end of period	$16,215	$29,984

Supplemental disclosure of non-cash activities:
Equipment purchases included in accounts payable	$128	$5
Payment of notes payable through issuance of common stock	$—	$7,660

Supplemental disclosure of cash flow information:
Cash interest payments	$—	$879

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 1 – Organization

Novavax, Inc. (the “Company”), is a clinical-stage biopharmaceutical company focused on developing novel, highly potent recombinant vaccines. These vaccines leverage the Company’s virus-like-particle (“VLP”) platform technology coupled with a unique disposable production technology. VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. The Company’s VLPs resemble a live virus, but lack the genetic material to replicate the virus, and its proprietary production technology uses insect cells rather than chicken eggs or mammalian cells. The Company’s current product targets include vaccines against pandemic influenza (including H5N1 pandemic strain), seasonal influenza, Respiratory Syncytial Virus (“RSV”) and Varicella Zoster Virus (“VZV”), which causes shingles.

In 2009, the Company formed a joint venture (the “JV”) with Cadila Pharmaceuticals Ltd. (“Cadila”) named CPL Biologicals Private Limited to develop and manufacture vaccines, biological therapeutics and diagnostics in India. The Company owns 20% of the JV, and Cadila owns the remaining 80%.

Note 2 – Liquidity Matters

Since its inception, the Company has incurred, and continues to incur, significant losses from operations. At September 30, 2010, the Company had cash and cash equivalents of $16.2 million and short-term investments with a fair value of $20.6 million. Since September 30, 2010 through November 5, 2010, the Company has sold additional shares of common stock under its At Market Issuance Sales Agreement, discussed below, at an average sales price of $2.20 per share, resulting in $1.0 million in net proceeds.

The Company’s vaccine candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing, and regulatory approval, prior to commercial use. The Company’s research and development efforts may not be successful and any potential vaccine candidates may not prove to be safe and effective in clinical trials. Even if developed, these vaccine candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The commercial launch of any vaccine is subject to significant risks including, but not limited to, manufacturing scale-up and market acceptance.

Based on the Company’s cash, cash equivalents and short-term investments balances as of September 30, 2010, anticipated proceeds from sales of the Company’s common stock under its At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC (“MLV”) and its current business operations, the Company believes it will have adequate capital resources available to operate at planned levels for at least the next twelve months. Additional capital will be required in the future to develop its vaccine candidates through clinical trials and commercialization. The Company’s ability to raise funds under its At Market Issuance Sales Agreement is subject to market conditions. Further, the Company will seek additional capital through public or private equity offerings, debt financing, strategic alliance and licensing arrangements, government contracts, collaborative arrangements, or some combination of these financing alternatives. Any capital raised by an equity offering, whether public or private, will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require the Company to give up rights to a product or technology at less than its full potential value. The Company has not secured any additional commitments for new financing nor can the Company provide any assurance the Company’s financing will be available on commercially acceptable terms, if at all. If the Company is unable to obtain additional capital, it will assess its capital resources and will likely be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, and/or downsize the organization, including its general and administrative infrastructure.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The consolidated balance sheet as of September 30, 2010, consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Financial assets and liabilities measured at fair market value on a recurring basis as of September 30, 2010 are summarized below (in thousands):

	Fair Value Measurement at September 30, 2010 using Fair Value Hierarchy
Assets	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$16,215	$—	$—	$16,215
Short-term investments	—	20,648	—	20,648
Total	$16,215	$20,648	$—	$36,863

The amounts in the Company’s consolidated balance sheet for accounts and other receivables, accounts payable and notes payable approximate fair value due to their short-term nature.

Short-Term Investments

Short-term investments at September 30, 2010 consist of investments in commercial paper, corporate notes and three auction rate securities. The auction rate securities have a par value of $5.1 million. The Company has classified these securities as available-for-sale since the Company may need to liquidate these securities within the next year. The available-for-sale securities are carried at fair value and unrealized gains and losses, if determined to be temporary, on these securities are included in accumulated other comprehensive income (loss) in stockholders’ equity. Investments available for sale are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities until market recovery, to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded in the consolidated statements of operations. The specific identification method is used in computing realized gains and losses on sale of the Company’s securities.

Short-term investments classified as available-for-sale as of September 30, 2010 were comprised of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$3,373	$862	$—	$4,235
Corporate debt securities	16,411	2	—	16,413
Total	$19,784	$864	$—	$20,648

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding warrants, stock options and unvested restricted stock awards totaling 9,761,587 shares and 9,671,366 shares at September 30, 2010 and 2009, respectively, are excluded from the computation, as their effect is antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners. Total comprehensive loss, including unrealized gains (losses) on the Company’s available-for-sale investments, was $10.2 million and $7.4 million for the three months ended September 30, 2010 and 2009, respectively. Total comprehensive loss, including unrealized gains (losses) on the Company available-for-sale investments, was $31.2 million and $23.8 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Note 4 – Stock-Based Compensation

Under the Company’s stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), equity awards may be granted to officers, directors, employees, consultants and advisors to the Company and any present or future subsidiary. The 2005 Plan currently authorizes the grant of equity awards for up to 11,312,192 shares of common stock, which included, at the time of approval of the 2005 Plan, a maximum 5,746,468 shares of common stock subject to stock options outstanding under the Company’s 1995 Stock Option Plan (the “1995 Plan”) that may revert to and become issuable under the 2005 Plan if such options should expire or otherwise terminate unexercised. The term of the Company’s previous stock-based compensation plan, the 1995 Plan, has expired. Outstanding stock options remain in existence in accordance with their terms and no new awards will be made under the 1995 Plan. The Company’s 1995 Director Stock Option Plan (the “1995 Director Plan”) has expired, and no stock options under this plan remain outstanding at September 30, 2010.

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$207	$165	$215	$501
General and administrative	425	252	926	769
Total stock-based compensation expenses	$632	$417	$1,141	$1,270

During the three months ended March 31, 2010, the Company recorded a stock-based compensation benefit of ($0.1) million due to the reversal of previously recognized expense for unvested stock options that were cancelled due to employees leaving the Company.

Stock Options Awards

The following is a summary of option activity under the 2005 Plan, the 1995 Plan and the 1995 Director Plan for the nine months ended September 30, 2010:

	2005 Stock Incentive Plan		1995 Stock Option Plan		1995 Director Stock Option Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	4,878,675	$2.38	1,086,319	$5.72	30,000	$5.63
Granted	1,877,250	$2.33	—	$—	—	$—
Exercised	(211,774)	$1.53	(45,000)	$2.21	—	$—
Canceled	(830,739)	$2.69	(461,469)	$7.04	(30,000)	$5.63
Outstanding at September 30, 2010	5,713,412	$2.35	579,850	$4.97	—	$—
Shares exercisable at September 30, 2010	2,615,399	$2.32	579,850	$4.97	—	$—

Shares available for grant at September 30, 2010	2,094,205

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average fair value of stock options granted	$1.43	$2.60	$1.47	$1.25
Risk-free interest rate	1.11%-1.28%	1.57%-2.00%	1.11%-2.89%	1.56%-3.19%
Dividend yield	0%	0%	0%	0%
Volatility	97.79%-105.26%	90.09%-90.33%	97.79%-108.02%	85.68%-111.83%
Expected life (in years)	3.34-4.47	3.89-4.02	3.06-6.26	3.89-7.05
Expected forfeiture rate	21.07%	21.07%	21.07%	21.07%-21.96%

The aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding as of September 30, 2010 was approximately $1.9 million and 7.1 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable as of September 30, 2010 was approximately $1.3 million and 5.6 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount is subject to change based on changes to the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2010 and 2009 was $0.3 million and $0.8 million, respectively.

Restricted Stock Awards

Under the 2005 Plan, the Company has granted restricted stock awards subject to certain performance-based and time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the nine months ended September 30, 2010:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2010	90,000	$3.04
Restricted stock granted	75,000	$2.20
Restricted stock vested	(28,333)	$2.77
Restricted stock forfeited	(11,667)	$2.77
Outstanding at September 30, 2010	125,000	$2.62

As of September 30, 2010, there was approximately $3.0 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested options and restricted stock awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.6 years. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 5 – At Market Issuance Sales Agreement

On March 15, 2010, the Company terminated its previous At Market Issuance Sales Agreements entered into in 2009 with Wm Smith & Co. and entered into a new sales agreement with MLV, as sales agent, under which the Company may sell an aggregate of $50 million in gross proceeds of its common stock. The Company’s Board of Directors has authorized the sale of up to 25 million shares of the Company’s common stock pursuant to this agreement. The shares of common stock are being offered pursuant to a shelf registration statement filed with the SEC. Through September 30, 2010, the Company sold 10.1 million shares at an average sales price of $2.24 per share, resulting in $22.1 million in net proceeds. Since September 30, 2010 through November 5, 2010, the Company has sold an additional 0.5 million shares at an average sales price of $2.20 per share, resulting in $1.0 million in net proceeds.

Note 6 – Related Party Transactions

Mr. Lambert, a current member of the Company’s Board of Directors and its former Executive Director, had a consulting agreement with the Company, pursuant to which he assisted the Company with issues regarding the development and commercialization of its vaccine candidates and assisted with business development predominantly in the international markets. On March 8, 2010, Mr. Lambert’s consulting agreement expired by its original terms. During the three months ended March 31, 2010, the Company incurred an expense of $41,398 for these services.  In June 2010, the Company entered into a new consulting agreement with Mr. Lambert, pursuant to which, as of April 1, 2010 and concluding on September 23, 2010, he acted as a Novavax representative on the board of directors of CPL Biologicals Private Limited. During the nine months ended September 30, 2010, the Company incurred $17,250 for these services, which was reimbursed by the JV.

The Company’s activities relating to the JV during the nine months ended September 30, 2010 consisted of the purchase by the Company of laboratory equipment for $0.2 million and the reimbursement by the JV of travel and administrative costs and services provided to the JV totaling $0.1 million. The reimbursement of these costs and services are recorded as a reduction to operating expenses.

Note 7 – Subsequent Events

The Company evaluated its September 30, 2010 financial statements for subsequent events through the date the financial statements were issued. In July 2010, the Company submitted its applications for qualifying therapeutic discovery project credits under §48D of the Internal Revenue Code, as amended (the “Code”), as added to the Code by section 9023(a) of the Patient Protection and Affordable Care Act of 2010. In October 2010, the Company was awarded grants totaling $1.0 million related to it applications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained or incorporated by reference herein constitute forward-looking statements. In some cases, these statements can be identified by the use of forward-looking terminology such as “expect(s)”, “intends”, “plans”, “seeks”, “estimates”, “could”, “should”, “feel(s)”, “believe(s)”, “will”, “would”, “may”, “can”, “anticipate(s)”, “potential” and similar expressions or the negative of these terms.  Such forward-looking statements are subject to risks and uncertainties that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements. We refer you to Item 1A Risk Factors in this Quarterly Report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2009, which we incorporate herein by reference, for identification of important factors with respect to risks and uncertainties.

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

•	our expectations on clinical development and anticipated milestones, including a Department of Health and Human Services (HHS), Biomedical Advanced Research and Development Authority (BARDA) contract;
•	our expectations that our trivalent seasonal influenza VLP vaccine could potentially address an unmet medical need in older adults;
•	our expectations for the use of results from our clinical trial in Mexico to support the development of vaccines in other countries, including the United States;
•	our expectations for the use of pre-clinical safety and efficacy studies to support an RSV Investigational New Drug (IND) application;
•	the impact of new accounting pronouncements; and
•	our expectations concerning payments under existing license agreements.

Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements or historical experience include, among others, the following:

•	our ability to progress any vaccine candidates into pre-clinical studies or clinical trials;
•	the scope, initiation, rate and progress of our pre-clinical studies and clinical trials and other research and development activities;
•	clinical trial results;
•	even with positive data from pre-clinical studies or clinical trials, the vaccine candidate may not prove to be safe and efficacious;
•	decisions by regulatory agencies may delay or prevent our development programs or increase the costs of such programs;
•	regulatory approval is needed before any vaccines can be sold in or outside the United States and, to date, no governmental authority has approved any of our vaccine candidates for sale;
•
influenza is seasonal in nature, and if approval or commercial launch after approval is not timely in relation to the influenza season, we may not be able to manufacture or sell our influenza vaccines on terms favorable to us until the next influenza season, if at all;

•	RSV is a difficult disease to prevent and there is significant activity by many companies toward the development of a suitable vaccine;
•	we have not manufactured any of our vaccine candidates at a commercial level;

•	we utilize a unique manufacturing process and the scale-up of that process may prove difficult and/or costly;
•	our dependence on third parties to manufacture and distribute our vaccines;
•	risks associated with conducting business outside of the United States;
•	the cost and our ability of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	competition for clinical resources and patient enrollment from drug candidates in development by other companies with greater resources and visibility;
•	our ability to enter into future collaborations with industry partners and the terms, timing and success of any such collaboration;
•	our ability to obtain adequate financing in the future through product licensing, co-promotional arrangements, public or private equity or debt financings or otherwise;
•	our ability to win any government contracts/grants, including from HHS BARDA, in a timely manner or at all; and
•	other factors referenced herein.

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

VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important lipids and recombinant proteins. Our VLPs resemble a live virus, but lack the genetic material to replicate the virus and our proprietary production technology uses insect cells rather than chicken eggs or mammalian cells. Our current product targets include vaccines against pandemic influenza (including the H5N1 pandemic strain), seasonal influenza, Respiratory Syncytial Virus (RSV) and Varicella Zoster Virus (VZV), which causes shingles.

We have completed a two-stage clinical trial of our 2009 H1N1 influenza VLP vaccine in Mexico in collaboration with Laboratorio Avi-mex S.A. de C.V. and GE Healthcare. The randomized blinded, placebo-controlled clinical trial was designed to evaluate the safety and immunogenicity of our 2009 H1N1 influenza VLP vaccine in healthy adults. We completed enrollment of the first stage and reported positive results on the vaccine’s safety and immunogenicity in the first 1,000 subjects. Due to the favorable results from the first stage, we initiated the second stage of the trial to evaluate the safety of the vaccine in a larger cohort and completed enrollment of more than 3,500 subjects. The 6-month safety evaluation of the subjects in the second stage of the clinical trial was completed in September 2010 and no vaccine-related serious adverse events were reported. The final Clinical Study Report (CSR) is expected to be completed by the end of 2010. These results are expected to support development of our pandemic and seasonal influenza VLP vaccines in other countries, including the United States.

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

We have also developed vaccine candidates for both RSV and VZV. We completed a pre-clinical safety and efficacy study of our RSV vaccine in cotton rats; the results of which were used to support an Investigational New Drug application that we filed with the FDA in September 2010. We received a specific question from the FDA around our chemistry, manufacturing and controls (CMC) that caused the agency to put our planned Phase I trial on clinical hold. We expect to receive the FDA's written communication detailing their concerns by the middle of November 2010. We plan to work with the FDA to address these questions so that we can continue to move ahead with our Phase I trial as soon as possible.

We submitted our proposal in September 2009 in response to United States Government RFP solicitation number HHS BARDA-09-32 for the advanced development of recombinant influenza vaccines in a U.S.-based manufacturing facility. In April 2010, HHS BARDA determined that our proposal to provide recombinant influenza vaccines and manufacturing capabilities for pandemic preparedness was in the competitive range for award of an advanced development contract. In September 2010, in response to a request from HHS BARDA, we submitted our Final Proposal Revision (FPR) and currently await a determination by HHS BARDA.

Our vaccine candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing, and regulatory approval, prior to commercial use. Our research and development efforts may not be successful and any potential vaccine candidates may not prove to be safe and effective in clinical trials. Even if developed, these vaccine  candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. The commercial launch of any vaccine is subject to significant risks including, but not limited to, manufacturing scale-up and market acceptance. We may not generate sufficient product revenue to become profitable or generate positive cash flow. We continue to fund our operations through the sales of our common stock. We terminated our previous At Market Issuance Sales Agreements entered into in 2009 with Wm Smith & Co. and entered into a new sales agreement with McNicoll, Lewis & Vlak LLC (“MLV”), as sales agent, under which we may sell an aggregate of $50 million. Our Board of Directors has authorized the sale of up to 25 million shares of our common stock pursuant to this agreement. Since entering into the agreement with MLV on March 15, 2010 and through November 5, 2010, we have sold 10.5 million shares of our common stock for aggregate net proceeds of $23.1 million.

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

Three Months Ended September 30, 2010 and 2009 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended September 30,
	2010	2009	Change 2009 to 2010
Revenue:
Total revenue	$175	$201	$(26)

Revenue for the three months ended September 30, 2010 and 2009 was $0.2 million. Revenue is comprised primarily of services performed under contracts with United States government agencies.

Operating Expenses:

	Three Months Ended September 30,
	2010	2009	Change 2009 to 2010
Operating Expenses:
Research and development	$7,870	$5,256	$2,614
General and administrative	2,844	3,207	(363)
Total operating expenses	$10,714	$8,463	$2,251

Research and Development Expenses

Research and development expenses increased to $7.9 million for the three months ended September 30, 2010 from $5.3 million for the same period in 2009, an increase of $2.6 million, or 50%, primarily due to higher research and development spending to support our clinical trials related to our H1N1 and seasonal influenza vaccine candidates. The increase is primarily a result of increased employee and outside-testing costs (including outsourced clinical trial costs, sponsored research and consulting agreements).

General and Administrative Expenses

General and administrative expenses decreased to $2.8 million for the three months ended September 30, 2010 from $3.2 million for the same period in 2009, a decrease of $0.4 million, or 11%, primarily due to lower professional service fees.

Other Income (Expense):

	Three Months Ended September 30,
	2010	2009	Change 2009 to 2010
Other Income (Expense):
Interest income	$50	$59	$(9)
Interest expense	(2)	(19)	17
Other income	136	—	136
Gains on short-term investments	—	692	(692)
Total other income (expense)	$184	$732	$(548)

We had total other income of $0.2 million for the three months ended September 30, 2010 compared to total other income of $0.7 million for the same period in 2009, a change of $0.5 million. In the three months ended September 30, 2009, we recorded a gain of $0.7 million relating to redemptions of several of our auction rate securities.

Net Loss:

	Three Months Ended September 30,
	2010	2009	Change 2009 to 2010
Net Loss:
Net loss	$(10,355)	$(7,530)	$(2,825)
Net loss per share	$(0.10)	$(0.08)	$0.02
Weighted shares outstanding	107,092	92,297	14,795

Net loss for the three months ended September 30, 2010 was $10.4 million, or $0.10 per share, as compared to $7.5 million, or $0.08 per share, for the same period in 2009, an increased net loss of $2.9 million. The increased net loss was primarily due to higher research and development spending to support our clinical trials related to our H1N1 and seasonal influenza vaccine candidates in the three months ended September 30, 2010.

The increase in weighted shares outstanding for the three months ended September 30, 2010 is primarily a result of sales of our common stock through an underwritten public offering and under our At Market Issuance Sales Agreements.

Nine Months Ended September 30, 2010 and 2009 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Nine Months Ended September 30,
	2010	2009	Change 2009 to 2010
Revenue:
Total revenue	$292	$251	$41

Revenue for the nine months ended September 30, 2010 and 2009 was $0.3 million. Revenue is comprised primarily of services performed under contracts with United States government agencies.

Operating Expenses:

	Nine Months Ended September 30,
	2010	2009	Change 2009 to 2010
Operating Expenses:
Research and development	$23,226	$14,819	$8,407
General and administrative	8,528	8,661	(133)
Total operating expenses	$31,754	$23,480	$8,274

Research and Development Expenses

Research and development expenses increased to $23.2 million for nine months ended September 30, 2010 from $14.8 million for the same period in 2009, an increase of $8.4 million, or 57%, primarily due to higher research and development spending to support our clinical trials related to our H1N1 and seasonal influenza vaccine candidates. The increase is primarily a result of increased employee and outside-testing costs (including outsourced clinical trial costs, sponsored research and consulting agreements).

General and Administrative Expenses

General and administrative expenses were relatively unchanged at $8.5 million for the nine months ended September 30, 2010 as compared to $8.7 million for the same period in 2009.

Other Income (Expense):

	Nine Months Ended September 30,
	2010	2009	Change 2009 to 2010
Other Income (Expense):
Interest income	$138	$239	$(101)
Interest expense	(6)	(783)	777
Other income	136	—	136
Impairment of short-term investments	—	(1,338)	1,338
Gains on short-term investments	—	692	(692)
Total other income (expense)	$268	$(1,190)	$1,458

We had total other income of $0.3 million for the nine months ended September 30, 2010 compared to total other expense of $1.2 million for the same period in 2009, a change of $1.5 million. Interest expense decreased $0.8 million to less than $0.1 million for the nine months ended September 30, 2010 from $0.8 million for the same period in 2009 as a result of the payment of our convertible notes in 2009. In the nine months ended September 30, 2009, we recorded an impairment of $1.3 million relating to our auction rate securities, which was partially offset by realized gains of $0.7 million relating to redemptions of several auction rate securities.

Net Loss:

	Nine Months Ended September 30,
	2010	2009	Change 2009 to 2010
Net Loss:
Net loss	$(31,194)	$(24,419)	$(6,775)
Net loss per share	$(0.30)	$(0.30)	$—
Weighted shares outstanding	102,683	82,027	20,656

Net loss for the nine months ended September 30, 2010 was $31.2 million, or $0.30 per share, as compared to $24.4 million, or $0.30 per share, for the same period in 2009, an increased net loss of $6.8 million. The increased net loss was primarily due to higher research and development spending to support our clinical trials related to our H1N1 and seasonal influenza vaccine candidates.

The increase in weighted shares outstanding for the nine months ended September 30, 2010 is primarily a result of sales of our common stock through direct stock offerings, in an underwritten public offering and under our At Market Issuance Sales Agreements.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing costs. We plan to continue to have multiple vaccine candidates in various stages of development, and we believe our research and development, as well as general and administrative expenses and capital requirements will fluctuate depending upon the timing, scope and progress of our pre-clinical studies and clinical trials and other research and development activities.

As of September 30, 2010, we had $16.2 million in cash and cash equivalents and $20.6 million in short-term investments as compared to $38.8 million and $4.2 million, respectively, at December 31, 2009. The following table summarizes cash flows for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change 2009 to 2010
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(27,044)	$(20,444)	$(6,600)
Investing activities	(17,969)	2,226	(20,195)
Financing activities	22,471	21,264	1,207
Net (decrease) increase in cash and cash equivalents	(22,542)	3,046	(25,588)
Cash and cash equivalents at beginning of period	38,757	26,938	11,819
Cash and cash equivalents at end of period	$16,215	$29,984	$(13,769)

Net cash used in operating activities increased to $27.0 million for the nine months ended September 30, 2010 from $20.4 million for the same period in 2009, primarily due to our increased loss, resulting primarily from our higher research and development spending to support our clinical trials related to our H1N1 and seasonal influenza vaccine candidates.

During the nine months ended September 30, 2010 and 2009, our investing activities consisted primarily of purchases and maturities of short-term investments and capital expenditures. Capital expenditures for the nine months ended September 30, 2010 and 2009 were $1.4 million and $0.4 million, respectively. The increase in capital expenditures was primarily due to the purchase of laboratory equipment relating to our manufacturing scale-up. We purchased short-term investments in the nine months ended September 30, 2010 to increase our rate of return on our funds. For 2010, as compared to 2009, we expect our level of capital expenditures to increase modestly.

During the nine months ended September 30, 2010, our financing activity consisted primarily of $22.1 million in net proceeds from the sale of our common stock pursuant to our At Market Issuance Sales Agreement with MLV. During the same period in 2009, our financing activity consisted primarily of $35.6 million in net proceeds from sale of our common stock pursuant to stock purchase agreements and our previous At Market Issuance Sales Agreement that was subsequently terminated, partially offset by payments of our convertible notes. We continue to sell our common stock under our current At Market Issuance Sales Agreement with MLV and since September 30, 2010 through November 5, 2010, we have sold an additional 0.5 million shares for $1.0 million in net proceeds.

We have entered into agreements with outside clinical research organization providers to support our clinical development. As of September 30, 2010, $4.8 million remains unpaid on certain of these agreements in the event our outside providers complete their services in 2010. However, under the terms of the agreements, we have the option to terminate, but we would be obligated to pay the provider(s) for all costs incurred through the effective date of termination.

We have licensed certain rights from Wyeth Holdings Corporation (Wyeth) and the University of Massachusetts Medical School (UMMS). The Wyeth license, which provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales, is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use; the license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In May 2010, we amended the license, effective as of March 17, 2010, under which the parties agreed that we would not be obligated to make a milestone payment in the event our H1N1 vaccine candidate received regulatory approval in the country of Mexico, provided that we increase certain subsequent milestone payments. Payments under the agreement to Wyeth from 2007 through September 30, 2010 aggregated $5.1 million. We do not expect to make a milestone payment to Wyeth in the next twelve months. The UMMS license, which provides for milestone payments and royalties on product sales, is an exclusive worldwide license of VLP technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of September 30, 2010, our payments made to UMMS in the aggregate are not material. Also, we believe that all payments under the UMMS agreement will not be material in the next twelve months.

Based on our cash, cash equivalents and short-term investments balances as of September 30, 2010, anticipated proceeds from the sale of our common stock under our At Market Issuance Sales Agreement and our current business operations, we believe we will have adequate capital resources available to operate at planned levels for at least the next twelve months. Additional capital will be required in the future to develop our vaccine candidates through clinical trials and commercialization. Our ability to raise funds under our At Market Issuance Sales Agreement is subject to market conditions. Further, we will seek additional capital through public or private equity offerings, debt financing, strategic alliance and licensing arrangements, government contracts, collaborative arrangements, or some combination of these financing alternatives. Any capital raised by an equity offering will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value. We have not secured any additional commitments for new financing nor can we provide any assurance our financing will be available on commercially acceptable terms, if at all. If we are unable to obtain additional capital, we will assess our capital resources and will likely be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, and/or downsize our organization, including our general and administrative infrastructure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2010, we had cash and cash equivalents of $16.2 million, short-term investments of $20.6 million and working capital of $28.3 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of September 30, 2010, our short-term investments are classified as available-for-sale. We do not believe that a change in the market rates of interest would have significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments and, therefore, could impact our cash flows and results of operations.

Short-term investments at September 30, 2010 consist of investments in commercial paper, corporate notes and auction rate securities. We had previously invested in auction rate securities for short periods of time as part of our cash management program. The auction rate securities have a par value of $5.1 million and a fair value of $4.2 million. In 2009, we recorded an other-than-temporary impairment charge of $1.3 million related to these securities, which was partially offset by realized gains of $0.8 million relating to redemptions of several auction rate securities. At September 30, 2010, we have $0.9 million in unrealized gains on the auction rate securities in accumulated other comprehensive income on the consolidated balance sheet. These investments are classified within current assets because we may need to liquidate these securities within the next year to fund our ongoing operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the third quarter of 2010, and has concluded that there was no change that occurred during the third quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Since March 2010, when we initiated legal proceedings against Mr. Mitch Kelly in the state of New York and Dr. Denis O’Donnell in the Commonwealth of Massachusetts for collection of their respective indebtedness due to the Company, we have been actively pursuing these lawsuits and attending to pretrial matters. Mr. Kelly and Dr. O’Donnell are former directors of the Company that have each defaulted on outstanding notes due to the Company in the aggregate principal amount of $1,572,000. Preliminary discovery has been conducted on these matters and, subject to each State court’s schedule, we plan to go to trial on these matters in 2011.

Item 1A. Risk Factors

There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC, other than as mentioned below.

We may not be awarded a contract with HHS BARDA.

Although we have been notified by HHS BARDA that our response to United States Government RFP solicitation number HHS BARDA-09-32 for a contract award for the advanced development of recombinant influenza vaccines is within the competitive range for award consideration, and have submitted a Final Proposal Revision (FPR), we may not win a contract with HHS BARDA. A contract with HHS BARDA would also be attractive to our competitors, so we anticipate there to be significant competition in the competitive range for this contract, potentially from companies that have more experience, capital and human resources and overall capabilities than we do. In addition, HHS BARDA may elect to limit a contract or to not award any contract to us for a number of potential reasons including, but not limited to, concerns resulting from unsatisfactory on-site inspections or subsequent technical or business discussions; safety or efficacy issues not seen to date may be encountered before HHS BARDA makes its decision; we have not yet manufactured, or relied on third parties to manufacture, any vaccines at a commercial scale; and HHS BARDA may elect to contract with multiple companies that may or may not include us, and even if we were included in a contract, the amount of the contract could be comparatively smaller than we currently anticipate. Even if we were awarded the contract with HHS BARDA for a comparatively larger amount, such a contract is unlikely to fully address our liquidity issues.

Item 5.   Other Information

None.

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

NOVAVAX, INC.

Date: November 8, 2010	By:	/s/ Rahul Singhvi
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: November 8, 2010	By:	/s/ Frederick W. Driscoll
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)