Form 10-K
period 2010-12-31
NOVAVAX INC
filed 2011-03-28
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File No. 0-26770

NOVAVAX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	9920 Belward Campus Drive, Rockville, Maryland 20850	22-2816046
(State of incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (240) 268-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2010 on the NASDAQ Global Market) was $160,600,000.

As of March 22, 2011, there were 111,570,284 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2010 in connection with the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

In July 2008, we completed a registered direct offering of 6,686,650 units, raising approximately $17.5 million in net proceeds. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock (the Warrants) at a price of $2.68 per unit. The Warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 31, 2009 and July 31, 2013. The Company previously recorded the fair value of the Warrants in stockholders’ equity.

On December 21, 2010, we received a comment letter from the Securities and Exchange Commission (SEC) concerning its review of our Annual Report on Form 10-K for the year ended December 31, 2009. The comment letter specifically noted the Company’s classification of the Warrants in the Stockholders’ equity section of the Consolidated Financial Statements. After review, the Company concluded that because the Warrant agreements do not explicitly preclude net cash settlement in the event registered shares are not available to satisfy exercise of the Warrants, the Warrants should be classified as a liability, with changes in the fair value of the Warrants reported in our statements of operations. When we initially assessed the impact of reclassifying the Warrants as a liability and marking the Warrants to fair value at each reporting period, we utilized a Black-Scholes option-pricing model to estimate the fair value. Based upon discussions with the SEC staff and further review of the Warrant agreement, we determined that a more dynamic pricing model would be appropriate to estimate the fair value of the Warrants because the Warrants provide for a net cash settlement in the event of certain Fundamental Transactions, which include a consolidation or merger with or into another corporation or the sale, transfer or other disposition of all or substantially all our property, assets or business to another corporation. Because the Monte Carlo Simulation model of estimating the fair value of our Warrants can include a probability of a Fundamental Transaction occurring in valuing a warrant, we concluded that it would be the appropriate valuation methodology for the Warrants.

As a result, on March 14, 2011, our Audit Committee determined that the previously issued consolidated financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2009, June 30, 2009, September 30, 2009 and September 30, 2008 should not be relied upon, which we reported under a Current Report on Form 8-K filed on March 17, 2011. We have restated such financial statements in this Annual Report of Form 10-K for the year ended December 31, 2010.

The adjustments made as a result of the restatement are more fully discussed in Note 2 — Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

i

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

Overview

Novavax, Inc. (“Novavax,” the “Company,” “we” or “us”) is a clinical stage biopharmaceutical company focused on developing novel, highly potent recombinant vaccines. Our goal is to become a profitable vaccine company that is aggressively driving towards development, licensure and commercialization of important vaccine candidates.

Our technology platform is based on proprietary virus-like particles (VLPs). Our VLPs are genetically engineered three-dimensional nanostructures, which incorporate immunologically important recombinant proteins. Recombinant protein-based vaccines are widely used and accepted. Examples of vaccines currently available that use recombinant protein particle technology include Recombivax® HB (Merck) and Engerix® (GlaxoSmithKline), which protect against Hepatitis B, and Gardasil® (Merck) and Cervarix® (GlaxoSmithKline), which protect against human papillomavirus. Our product pipeline targets several infectious diseases. Currently, we have vaccine product candidates that are in or have completed clinical trials that target pandemic influenza (H5N1), seasonal influenza and Respiratory Syncytial Virus (RSV).

Influenza Vaccines

We have a significant amount of experience in developing recombinant VLP influenza vaccines. To date, among other things, we have:

•	conducted five clinical trials for our seasonal and pandemic influenza vaccine candidates;
•	administered our seasonal and pandemic influenza VLPs (seven distinct strains) to over 4,200 subjects demonstrating vaccine tolerability and immunogenicity;
•	completed four animal toxicology studies without any safety issues;
•	conducted multiple ferret studies demonstrating efficacy of VLP influenza vaccine candidates;
•	conducted vaccine production under current good manufacturing practices (cGMP) and manufactured more than 35 batches of VLP vaccine with over a dozen different influenza strains; and
•	scaled-up vaccine production to 1,000 liter single-use bioprocessing capacity.

We believe our influenza VLP vaccines have potential immunological advantages over currently available products. Our influenza VLPs contain three of the major structural influenza virus proteins, which we believe are important to combat influenza: hemagglutinin (HA) and neuraminidase (NA), both of which stimulate the body to produce antibodies that neutralize the influenza virus and prevent its spread through the cells in the respiratory tract, and matrix 1 (M1), which stimulates cytotoxic T lymphocytes to kill cells that may already be infected. Further, our VLPs are not made from a live virus and have no genetic nucleic material in their inner core, which renders them incapable of replicating and causing disease.

Our production technology uses insect cells rather than chicken eggs or mammalian cells. This platform offers several potential significant advantages over traditional vaccine production methods, including: (1) higher yields than traditional mammalian or egg-based system, (2) faster facility commissioning time, (3) significantly lower capital expenditures on infrastructure, (4) competitive cost of goods, (5) shorter lead time to produce vaccine than egg-based technology, and (6) a scalable production process that can respond rapidly to pandemic outbreaks.

Pandemic Influenza (H1N1)

Pandemic influenza refers to a situation where there is a significant disease outbreak resulting from an influenza virus appearing in humans for which the majority have no immunities. Pandemic influenzas are a major concern to world health groups because such diseases can quickly and easily spread worldwide and can cause serious illness or death before there are vaccines available to prevent the disease. There have been notorious examples of pandemic influenza crises; most recently the H1N1 strain of influenza was announced by the World Health Organization (WHO) as a pandemic in 2009 (the H1N1 strain of influenza has been referred to in the media as the “swine flu”). During 2009, we dedicated significant resources to develop a recombinant VLP vaccine against H1N1 influenza.

In May 2009, we announced that we had produced a first batch of non-cGMP influenza A (H1N1) VLP vaccine candidate three weeks after the Center for Disease Control and Protection (CDC) announced the genetic sequence of the novel H1N1 virus. Our purified H1N1 VLP vaccine candidate was sent to scientists at the CDC and an agreement was made with the Division of Microbiology and Infectious Diseases (DMID) of the National Institute of Allergy and Infectious Diseases and the National Institutes of Health (NIH) for further studies. To further demonstrate the capability of recombinant VLP technology, we manufactured an H1N1 VLP vaccine candidate under cGMP at our vaccine manufacturing facility in Rockville, MD within eleven weeks after receiving the gene sequence from the CDC.

In 2011, we publicized the final data results from our Phase II trial of our H1N1 VLP vaccine candidate that we initiated in 2009 in Mexico in collaboration with Laboratorio Avi-Mex S.A. de C.V. and GE Healthcare. We presented the final data in February 2011 at the World Health Organization (WHO) Meeting for the Evaluation of Pandemic Influenza Vaccines in Clinical Trials. The first stage of the study evaluated the vaccine’s safety, immunogenicity and efficacy in 1,000 subjects, including 750 vaccine recipients and 250 placebo recipients, which we reported that at all dose levels robust immune responses were observed and that the vaccine was well-tolerated. The second stage of the study was conducted to evaluate the safety of the vaccine in a larger cohort of 3,500 subjects (2,500 vaccine and 1,000 placebo recipients). The final data results we reported indicated that H1N1 VLP vaccine exceeded the immunogenicity criteria for seasonal influenza vaccine licensure at all dose levels, including the lowest 5μg dose. Additionally, we reported that a single administration of the VLP vaccine induced high levels of hemagglutinin inhibition (HAI) titers in subjects without pre-existing detectable immunity to H1N1 influenza. The data indicate that our H1N1 VLP vaccine was both well-tolerated and immunogenic.

H1N1 influenza has been officially categorized by WHO as being in “post-pandemic” status. The H1N1 strain of influenza is now being addressed by WHO and CDC as an active strain in the determination of ongoing seasonal trivalent influenza strains, and thus the need for a monovalent H1N1 vaccine has been largely eliminated. Going forward, we expect that the data from our H1N1 clinical trials will be used to support our pandemic (H5N1) and seasonal influenza VLP vaccine programs in the United States and in other countries.

Pandemic Influenza (H5N1)

Although not currently a pandemic, the H5N1 strain of influenza has been identified by WHO as having the potential for a pandemic concern (the H5N1 strain of influenza has commonly been referred to in the media as the “avian flu”). We have made significant progress in the development of our vaccine that targets the H5N1 influenza. In 2007, we released results from an important pre-clinical study in which ferrets that received our H5N1 vaccine candidate were protected from a lethal challenge of the H5N1 virus. After filing an Investigational New Drug (IND) application, we initiated a Phase I/IIa clinical trial. We released interim human data from the first portion of this clinical trial in December 2007. These interim results demonstrated that our pandemic influenza vaccine can generate a protective immune response. We conducted the second portion of the Phase I/IIa trial in 2008 to gather additional subject immunogenicity and safety data and determine a final dose through the completion of this clinical trial. In August 2008, we reported favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across all three doses tested. A final clinical study report was completed and the vaccine was well-tolerated at all dosages as compared with placebo. No serious adverse events were reported. In February 2009, we announced that the vaccine induced robust hemagglutination inhibition (HAI) responses, which have been shown to be important for protection against influenza disease.

Seasonal Influenza

We continue to progress the development of our VLP trivalent vaccine that targets the seasonal influenza virus. In 2008, we announced positive results from an immunogenicity study in ferrets inoculated with our seasonal influenza vaccine candidate. Subsequently, we conducted a Phase IIa clinical trial to evaluate the safety and immunogenicity of different doses of our seasonal influenza vaccine. In December 2008, we announced favorable safety and immunogenicity results from this Phase IIa seasonal trial in healthy adults (aged between 18 and 49 years). A final clinical study report was completed and no vaccine-related serious adverse events were reported. In May 2009, we enrolled subjects in a second Phase II trial in healthy adults. In September 2009, we announced favorable safety and immunogenicity results from this Phase II trial in healthy adults that supported a Phase II dose-ranging trial in elderly patients (60 years of age or older), head-to-head with a marketed vaccine that we commenced in November 2009.

In April 2010, we reported the final results of our Phase II trial in older adults (60 years or higher in age) in a dose-ranging study comparing our trivalent seasonal influenza VLP vaccine with a commercially available inactivated trivalent influenza vaccine (TIV). The results showed that the vaccine was both safe and immunogenic against the 2009 – 2010 seasonal influenza virus strains in older adults. The Center for Disease Control and Prevention (CDC) has indicated that currently approved seasonal influenza vaccines have shown to be only 30% to 70% effective in preventing hospitalization for pneumonia and influenza in older adults; however, we believe that our trivalent seasonal influenza VLP vaccine has the potential to address this unmet medical need.

HHS BARDA Contract Award for Recombinant Influenza Vaccines

In September 2009, we responded to the United States government, through the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA) request for proposal (RFP) for a potential contract award for the advanced development of recombinant influenza vaccines. In April 2010, we were notified by HHS BARDA that our proposal was within the competitive range for award consideration. On September 30, 2010, at the request of HHS BARDA, we submitted final technical and business proposal revisions to the RFP. In February 2011, we were awarded a contract from HHS BARDA valued at $97 million for the first 36 month base-period, with an option period of 24 months valued at $82 million, for a total contract value of up to $179 million. The HHS BARDA contract award provides significant funding for the continued ongoing clinical development and product scale-up of our seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee reimbursement contract in which HHS BARDA will reimburse us for direct contract costs incurred plus allowable indirect costs and a fee earned in the further development of our seasonal and pandemic H5N1 influenza vaccines.

Respiratory Syncytial Virus (RSV)

We also have developed a vaccine candidate for RSV that has demonstrated positive results in two separate studies with mice, later confirmed in two additional studies in cotton rats, which are generally accepted as the best model to evaluate the safety of candidate RSV vaccines. In February 2009, we announced favorable results from an RSV pre-clinical study performed in mice against the viral fusion (F) protein, which fuses with cells in the respiratory tract and causes illness. The vaccine induced neutralizing antibodies against the viral fusion protein and also protected against RSV infection. In January 2010, we announced positive pre-clinical results with a recombinant RSV fusion (F) particle vaccine in cotton rats. The RSV F vaccine candidate completely protected the vaccinated animals and there was no evidence of enhanced disease in the lungs of vaccinated animals following challenge with live RSV, an effect that was observed in an earlier version of RSV vaccines developed by other companies. We also announced the successful scale-up and cGMP manufacturing of the vaccine and the initiation of a rabbit toxicology study in preparation for submission of an RSV IND application that we filed with the FDA in September 2010. We addressed a specific question from the FDA around our chemistry, manufacturing and controls (CMC) that caused the agency to put our planned Phase I trial on temporary clinical hold, and in December 2010, the temporary clinical hold was lifted. In December 2010, we began patient enrollment in our Phase I clinical trial to assess the safety, immunogenicity and tolerability of our RSV vaccine candidate. This blinded, placebo-controlled, escalating-dose study of healthy adults (18 to 49 years in age) will be tested in a total of 100 subjects.

Other Projects

We worked on certain other vaccine projects with sponsoring organizations. These projects, described below, were funded and controlled by other parties. As is typical with these research contracts, we do not currently have commercial rights to these products.

SARS VLP Vaccine.  Severe acute respiratory syndrome (SARS) is a viral respiratory illness cased by a corona virus. In 2005, the NIH awarded us a $1.1 million, three year grant to develop a vaccine to prevent SARS. We successfully completed the NIH grant in January 2009 and successfully demonstrated that a SARS VLP vaccine candidate was effective in inducing immunity in an animal model that fully protected against a lethal challenge with SARS virus.

E-Selectin Tolerogen.  In collaboration with the National Institute of Neurological Disorders and Stroke (NINDS) and the NIH, we developed E-selectin-based molecularly-derived products for the prevention of strokes and successfully completed a contract with NINDS for the development and manufacture of E-selectin tolerogen for preclinical use. NINDS scientists have shown in a stroke-prone rat animal model that the Novavax E-selectin can induce immunological tolerance and significantly reduce strokes in treated animals.

Research and Development Technology

Virus Like Particles (VLPs)

Our vaccine technology platform is based on VLPs, which are self-assembling protein structures that resemble viruses. These are noninfectious particles that, for many viral diseases, have been shown in animal studies and clinical trials to make effective vaccines. VLPs closely mimic natural virus particles with repeating protein structures that can elicit broad and strong antibody and cellular immune responses, but lack the genetic material required for replication. VLP technology is a proven technology that is employed in currently marketed products such as Merck’s Gardasil®. Our proprietary VLPs are more advanced than earlier approaches and they include multiple proteins and lipids and can be tailored to induce robust and broad immune responses similar to natural infections. Our advanced VLP technology has the potential to develop vaccines for a wide range of human infectious diseases where there are significant unmet medical needs, some of which have not been addressed by other technologies. We have used formal criteria based upon medical need, technical feasibility and commercial value to select vaccine candidates. We believe that our influenza vaccines are designed to address many of the significant unmet needs related to seasonal and pandemic influenza. There are several points of differentiation of our influenza vaccines when compared to traditional egg-based, or new mammalian-based approaches that form the basis to address unmet medical needs and capitalize on commercial opportunities. Our influenza VLPs contain components that provide a broad and robust immune response. Specifically, the VLPs contain the viral components hemagglutinin (HA), neuraminidase (NA) and matrix protein (M1). Traditional egg-based vaccines contain meaningful levels of HA, but not of NA or M1. The HA sequence in our VLPs is the same as in the wild-type virus and could prove more effective/immunogenic than influenza vaccines produced using egg or mammalian cell lines, which alter HA. In addition, the NA and M1 in our VLPs may play a role in reducing the severity of the disease by inducing antibody responses and cell mediated immunity. NA and M1 are both highly conserved, and immunity to these viral components may help provide additional protection throughout an entire influenza season, even as strains mutate. Data from our Phase IIa trial in healthy adults showed that 50 to 73% of the volunteers immunized with our VLP vaccine had a 4-fold increase in the antibody that blocks NA activity. Finally, because of the VLP structure and components, they may have greater immunogenicity in two vulnerable populations — pediatric and elderly patients.

VLP Vaccine Manufacturing

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

Our production process involves the use of genetic information and no viral seed is required. This shortens the time of creating a new vaccine by several weeks compared to the egg-based process. Furthermore, the production process for manufacturing our VLP vaccines is also unique because the equipment we use in the cell culture process is largely portable and utilizes single-use bioprocessing disposables. A facility to produce VLP-based vaccines can be constructed and validated in significantly less time as compared to traditional egg-based facilities.

We produce VLPs using a baculovirus expression system in insect cells with low cost equipment that can be readily dispersed both nationally and internationally. By not requiring significant production batch sizes, production capacity can be employed quickly; estimated to be built and validated within twelve to eighteen months compared to the current approved manufacturing technology that can take four years or more to deploy.

Competition

The biopharmaceutical industry and the vaccine market are intensely competitive and are characterized by rapid technological progress. There are a number of companies developing and selling vaccines for pandemic and seasonal influenza employing current technology with some modifications, as well as new technologies. Our technology is based upon utilizing the baculovirus expression system in insect cells to make VLPs. We believe this system offers many advantages when compared to other technologies and is uniquely suited for developing pandemic and seasonal influenza vaccines, as well as other infectious diseases. The table below provides a list of major vaccine competitors and corresponding influenza vaccine technologies.

Company	Competing Technology Description
sanofi pasteur, Inc.	Inactivated sub-unit (egg-based)
MedImmune, LLC (a subsidiary of AstraZeneca PLC)	Nasal, live attenuated (egg-based)
GlaxoSmithKline plc	Inactivated (egg-based)
Novartis, Inc.	Inactivated sub-unit (cell and egg-based)
Merck & Co., Inc.	Inactivated sub-unit (egg-based)

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

There are many seasonal influenza vaccines currently approved and marketed. Competition in the sale of these seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza space, a product should be more efficacious, particularly in the elderly population, and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, often by adding an adjuvant that is used to increase the efficacy of the current product, each of which is intended to be more efficacious than products currently being marketed. Our seasonal influenza product may not prove to be more efficacious than current products or products under development by our competitors. Further, our manufacturing system may not provide enough savings of time or money to provide the required differentiation for commercial success.

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

Patent rights; licenses.  We have intellectual property (patents, licenses, know-how) related to our vaccines, manufacturing process and other technologies. Currently, we have or have rights to over 105 United States patents and corresponding foreign patents and patent applications relating to vaccines and biologics. Our core vaccine-related intellectual property extends beyond the year 2025.

In March 2007, we secured additional intellectual property through a license agreement with the University of Massachusetts Medical School (UMMS) using their proprietary paramyxoviruses as a core for building VLP vaccines. In July 2007, we entered into a non-exclusive license agreement with Wyeth Holdings Corporation, a subsidiary of Pfizer Inc (Wyeth), to obtain rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use.

In July 2010, U.S. Patent No. 7,763,450 for Functional Influenza Virus-Like Particles was issued by the U.S. Patent & Trademark Office. The patent covers the use of influenza gene sequences for high-yield production of consistent influenza VLP vaccines to protect against current and future seasonal and pandemic strains of influenza viruses.

The Federal Technology Transfer Act of 1986 and related statutory guidance encourages the dissemination of science and technology innovation. While our recent contract with HHS BARDA provides us with the right to retain ownership in our inventions that may arise during performance of that contract, with respect to certain other collaborative research efforts with the United States government (for example, our SARS and e-selectin programs), certain developments and results that may have commercial potential are to be freely published, not treated as confidential and we may be required to negotiate a license to developments and results in order to commercialize products.

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

Vaccine clinical development follows the same general pathway as drugs and other biologics. Before applying for FDA approval to market any new vaccine candidate, we must first submit an IND that explains to the FDA the results of pre-clinical testing conducted in laboratory animals, the method of manufacture and quality control tests for release and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the vaccine in humans. We must then conduct Phase I clinical trials and larger-scale Phase II and III clinical trials that demonstrate the safety and efficacy of our vaccine candidate to the satisfaction of the FDA. Once these trials are complete, a Biologics License Application (BLA) (the biologic equivalent to a New Drug Application or NDA) can be filed with the FDA requesting approval of the vaccine for marketing based on the vaccine’s effectiveness and safety.

During the FDA’s review of a BLA, the proposed manufacturing facility undergoes a pre-approval inspection during which production of the vaccine as it is in progress is examined in detail. Vaccine approval also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, many vaccines undergo Phase IV trials after a BLA has been approved and the vaccine is licensed and on the market.

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

Manufacturing

We have constructed a 10,000 square foot cGMP facility to produce clinical trial material, as well as modest commercialization quantities of our VLP vaccines at our corporate headquarters. Construction for the pilot plant facility commenced in the fourth quarter of 2007 and was completed within 120 days of ground breaking. The total cost of the project, including demolition, construction and installation of laboratory and production equipment, was approximately $5 million. The facility had existing mechanical systems in place (pharmaceutical air and water system) that were not included in the total cost. Any plans to further expand our manufacturing capabilities at our corporate headquarters, including the facilities necessary to expand manufacturing quantities, test and package an adequate supply of finished products in order to meet any long-term commercial needs, will require additional resources and will be subject to ongoing government approval and oversight.

Although we have scaled-up our bioprocessing production to commercial levels, we have not yet manufactured vaccine product candidates at full capacity and the process requires further scale-up and yield improvement. In October 2009, we engaged Xcellerex, Inc. (Xcellerex) to perform scale-up activities and manufacture our 2009 H1N1 VLP vaccine candidate for potential sale in Mexico. The agreement with Xcellerex expired by its own terms on February 15, 2010. Although the H1N1 manufacturing campaign with Xcellerex did not result in the manufacturing of acceptable vaccine to Novavax, we did achieve proof of concept by scaling-up to a commercial grade bioreactor. The success in scaling-up our VLPs in stir tank bioreactors using single-use disposables potentially provides an additional path to large-scale, commercially viable vaccine production. During 2010, we manufactured multiple large-scale VLP production runs using our 1,000 liter bioreactor in our Rockville, MD facility and have successfully demonstrated that we can produce VLPs at high-yields, a competitive cost per dose of manufactured vaccine at acceptable quality standards. Nevertheless, we may encounter unexpected expenses or delays as we, or our third-party vendors, continue our efforts to improve efficiencies of our manufacturing process.

Sources of Supply

Most of the raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs. In some cases, we have only qualified one supplier for certain of our manufacturing components. We have plans in place to qualify multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production. One of our major suppliers is GE Healthcare (GEHC), which supplies disposable components used in our manufacturing process. GEHC utilizes a sophisticated, in depth process to qualify multiple vendors for the products that are supplied to us. All the materials and vendors that supply manufacturing materials to the Company are audited for compliance with cGMP standards.

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

In addition to our aforementioned contract with HHS BARDA, some examples of our strategic relationships are our collaboration with GEHC, our joint venture with Cadila Pharmaceuticals, Ltd. and our recently announced licensing agreement with LG Life Sciences, Ltd. (LGLS).

We have entered into a co-marketing agreement with GEHC for a pandemic influenza vaccine solution for select international countries. The collaboration incorporates GEHC’s bioprocess solutions and design expertise with Novavax’s VLP manufacturing platform.

In March 2009, we entered into a Joint Venture Agreement with Cadila Pharmaceuticals Ltd., a private company incorporated under the laws of India (Cadila), pursuant to which we and Cadila formed CPL Biologicals Private Limited, a joint venture (the JV), of which 80% is owned by Cadila and 20% is owned by Novavax. The JV will develop and manufacture our pandemic and seasonal influenza vaccine candidates and Cadila’s biogeneric products and other diagnostic products for the territory of India. We also contribute and plan to contribute to the JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory. Cadila has committed to contribute approximately $8 million over three years to support the JV’s operations. The JV is responsible for clinical testing and registration of products that will be marketed and sold in India. In June 2010, the JV opened its newly constructed state-of-the-art manufacturing facility, 100% funded by Cadila, to be used to produce pandemic and seasonal influenza vaccines.

In June 2009, we announced that we had signed a non-binding letter of intent to license our VLP vaccine technology to ROVI Pharmaceuticals of Spain (ROVI). On February 5, 2010, we terminated negotiations with ROVI. The decision to terminate negotiations was made because of the companies’ inability to agree on acceptable terms of the proposed collaboration and to obtain the necessary funding commitments for the program. We are free to seek a new partner for our pandemic and seasonal influenza vaccine development efforts in Europe in the future.

In February 2011, we entered into a licensing agreement with LGLS that will allow LGLS to use our VLP technology to develop and commercially sell our influenza vaccines in South Korea and certain other emerging-market countries. LGLS received an exclusive license to our influenza VLP technology in South Korea and a non-exclusive license in the other specified countries. At its own cost, LGLS is responsible for funding its clinical development of the influenza VLP vaccines and completing a manufacturing facility in South Korea. Novavax receives upfront payment and potential milestone payments in addition to double-digit royalty payments from LGLS’s future commercial sales.

Employees

As of March 22, 2011, we had 88 full-time employees and 1 part-time employee for a total of 89 employees, of whom 15 hold M.D. or Ph.D. degrees and 23 of whom hold other advanced degrees. Of our total workforce, 67 are engaged primarily in research, development and manufacturing activities and 22 are engaged primarily in executive, business development, finance and accounting and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our employee relations to be good.

Executive Officers

Our executive officers hold office until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws.

The following table provides certain information with respect to our executive officers.

Name	Age	Principal Occupation and Other Business Experience During the Past Five Years
Stanley C. Erck	62	Executive Chairman and Director of Novavax since February 2010, and a Director since June 2009. From 2000 to 2008, Mr. Erck served as President and Chief Executive Officer of Iomai Corporation, a developer of vaccines and immune system therapies, which was acquired in 2008 by Intercell. He also previously held leadership positions at Procept, a publicly traded immunology company, Integrated Genetics, now known as Genzyme, and Baxter International. Mr. Erck also serves on the Board of Directors of BioCryst Pharmaceuticals, MaxCyte, Inc. and MdBio Foundation.
Rahul Singhvi, Sc.D.	46	President and Chief Executive Officer and Director of Novavax since August 2005. Senior Vice President and Chief Operating Officer of Novavax from April 2005 to August 2005 and Vice President, Pharmaceutical Development and Manufacturing Operations from April 2004 to April 2005. For 10 years prior to joining the Company, Dr. Singhvi served in several positions with Merck & Co., culminating as Director of the Merck Manufacturing Division from 1999 to 2004.
Frederick W. Driscoll	60	Vice President, Chief Financial Officer and Treasurer of Novavax since August 2009. Prior to joining the Company, Mr. Driscoll served as Chief Executive Officer of Genelabs Technologies, Inc. from September 2008 to January 2009, as Interim Chief Executive Officer from February 2008 to August 2008 and as Chief Financial Officer from September 2007 to February 2008. Prior to that, from 2000 to 2006, Mr. Driscoll was employed by OXIGENE, Inc., where he served as President and Chief Executive Officer from 2002 to 2006.
John Trizzino	51	Senior Vice President, Business Development of Novavax since April, 2010. Senior Vice President, International and Government Alliances of the Company from July 2009 to April, 2010. Prior to joining the Company, Mr. Trizzino served as Vice President of the vaccine franchise at MedImmune, Inc. from 2006 to 2009, Senior Vice President of business development at ID Biomedical from 2004 to 2006, and served as Vice President within the Henry Schein, Inc. medical division in business development and General Manager of their GIV division from 1997 to 2004.
Gregory Glenn, M.D.	57	Senior Vice President, Chief Medical Officer of Novavax since January 2011. Senior Vice President and Chief Scientific Officer from July 2010 to January 2011. Prior to joining the Company, Dr. Glenn was the Chief Scientific Officer and founder of IOMAI (now Intercell), an associate in international health at Johns Hopkins University’s School of Public Health and a clinical and basic research scientist at Walter Reed Army Institute of Research.

Availability of Information

Novavax was incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 9920 Belward Campus Drive, Rockville, Maryland, 20850. Our telephone number is (240) 268-2000 and our website address is www.novavax.com. The contents of our website are not part of this Annual Report on Form 10-K.

We make available, free of charge and through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filed with or furnished to the Securities and Exchange Commission. Previously filed Annual Reports on Form 10-K and Quarterly Reports on 10-Q for periods affected by the restatement have not been amended, nor does the Company plan to amend such previously filed reports. Accordingly, investors should no longer rely upon the previously issued consolidated financial statements for these periods and any earnings release or similar communications for those periods.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors in evaluating our business. There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K.

RISKS RELATED TO OUR BUSINESS

We have a history of losses and our future profitability is uncertain.

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2010 was $310.3 million (including restated amounts from prior periods). Our revenue for the last three fiscal years from continuing operations was $0.3 in 2010, $0.3 million in 2009 and $1.1 million in 2008. We have recorded limited revenue from research contracts, licenses and agreements to provide vaccine candidates, services and technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in significant revenue to offset our expenses. Our net losses for the last three fiscal years were $35.7 million in 2010, $40.3 million (as restated) in 2009 and $34.5 million (as restated) in 2008, including discontinued operations.

Our recent historical losses have predominantly resulted from research and development expenses for our vaccine product candidates, manufacturing-related expenses, costs related to protection of our intellectual property and for other general operating expenses. Our expenses have exceeded our revenue since inception. We believe our expenses will continue to increase, as a result of higher research and development efforts to support the development of our vaccines, particularly our pandemic and seasonal influenza vaccines.

Although certain specified costs associated with the development of our influenza vaccines may be reimbursed under the contract with HHS BARDA, nevertheless we expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to:

•	complete Phase II and initiate Phase III clinical trials for our seasonal influenza vaccine;
•	conduct clinical trials for RSV;
•	conduct pre-clinical studies for other early-stage vaccine candidates;
•	comply with the FDA’s manufacturing facility requirements;
•	scale-up our manufacturing process for commercial scale and cost efficiency; and
•	maintain, expand and protect our intellectual property portfolio.

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

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future, and we will therefore use our cash resources and expect to require additional funds to maintain our operations, continue our research and development programs, commence future pre-clinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings, collaborative licensing and development arrangements, government grants and other sources. While we continue to apply for grants from academic institutions, non-profits and governmental entities, there are no assurances that we would be successful. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

The current capital and credit market conditions may adversely affect our access to capital, cost of capital, and ability to execute our business plan as scheduled.

Access to capital markets is critical to our ability to operate. Traditionally, biopharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our product candidates and clinical trials. The general economic and capital market conditions, both in the United States and worldwide, have been extremely volatile over the past thirty months and have adversely affected our access to capital and increased the cost of capital, and any recovery will likely be very slow. There is no certainty that the capital and credit markets will recover to the point where we could raise additional capital on terms similar to the terms that companies raised capital prior to the deterioration. If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, our inability to access the capital markets on favorable terms due to our low stock price, could affect our ability to execute our business plan as scheduled. Moreover, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers and certain other important vendors and consultants. As a result of the global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

We may not be able to win government, academic institution or non-profit grants.

From time to time, we may apply for grants from academic institutions, government agencies and non-profit entities. Such grants or contracts can be highly attractive because they provide capital to fund the ongoing development of our technologies and product candidates without diluting our stockholders. However, there is often significant competition for these grants. Grantors may have requirements to apply for or to otherwise be eligible to receive certain grants that our competitors may be able to satisfy that we cannot. In addition, grantors may make arbitrary decisions as to whether to make grants, to whom the grants will be awarded and the size of the grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any grants in a timely manner, if at all.

Even with the HHS BARDA contract award, we may not be able to fully fund our influenza programs.

The HHS BARDA contract is a cost-plus-fixed-fee reimbursement contract that only reimburses certain specified activities that have been previously authorized by HHS BARDA. There is no guarantee that additional activities will not be needed and, if so, that HHS BARDA will reimburse us for these activities. Additionally, we have no experience meeting the significant requirements of a federal government contractor, which includes having appropriate accounting, project tracking and earned-value management systems implemented and operational, and we may not be able to meet these requirements in a timely way or at all. Performance under the HHS BARDA contract requires that we comply with appropriate regulations and operational mandates, with which we have minimal or no operational experience. Our ability to be regularly and fully reimbursed for our activities will depend on our ability to comply and demonstrate compliance with such requirements.

A portion of our investments are auction rate securities which present potential liquidity concerns.

As of December 31, 2010, we had $5.1 million invested in three auction rate securities, which were classified as short-term investments available-for-sale and carried at their estimated fair value of $4.1 million. Auction rate securities are long-term debt instruments that provide liquidity through a competitive bidding process known as a “Dutch Auction” that resets the applicable interest rates at pre-determined calendar intervals. Although two auction rate securities were redeemed during the year ended December 31, 2009, as a result of the issues that presently exist in the credit markets, we may be unable to liquidate some or all of our remaining auction rate securities when we are in need of the cash to fund operations at prices that are acceptable to us. Even if we are able to liquidate the investments, the sales may be at a loss. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in the ultimate sale. It is uncertain as to when the liquidity issues relating to these investments will improve.

Our collaborations with regional partners, such as Cadila and LGLS, expose us to additional risks associated with doing business outside the United States, and any adverse event could have a material negative impact on our operations.

We have formed a joint venture with Cadila in India, entered into a license agreement with LGLS in South Korea, and have entered into other agreements and arrangements with companies in other countries. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in other parts of the world. Risks of conducting business outside the United States include:

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

We have entered into regional collaborations to develop our product candidates in certain parts of the world, and we may enter into additional regional collaborations. Our relationships with Cadila and LGLS are examples of this strategy. These relationships are likely to involve the licensing of our technology to our partner or entering into a distribution agreement, frequently on an exclusive basis. Generally, these exclusive agreements are restricted to certain territories. Because we have entered into exclusive license and distribution agreements, larger companies may not be interested, or able, to enter into collaborations with us on a worldwide scale. Also, these regional relationships may make us an unattractive target for an acquisition.

We are a biopharmaceutical company and face significant risk in developing, manufacturing and commercializing our products.

We focus our research and development activities on vaccines, an area in which we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a product candidate. Product candidates that initially appear promising often fail to yield successful products. In many cases, pre-clinical studies or clinical trials will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in pre-clinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials will likely lead to increased investment, accelerating cumulative losses, to bring such products to market. Even if clinical trial results are positive, we may face challenges when scaling-up the production process to commercial levels. Even after a product is approved and launched, general usage or post-marketing trials may identify safety or other previously unknown problems with the product, which may result in regulatory approvals being suspended, limited to narrow indications or revoked, which may otherwise prevent successful commercialization. Intense competition in the vaccine industry could also limit the successful commercialization of our products.

The HHS BARDA contract award does not guarantee that we will be successful in future clinical trials or that the vaccine candidates will be licensed by the FDA.

The HHS BARDA contract provides a cost-plus-fixed-fee reimbursement opportunity for certain specified clinical and development activities, but Novavax remains fully responsible for conducting these activities. The award of the HHS BARDA contract does not guarantee that any of these activities will be successful. Novavax’s inability to be successful with certain key clinical or development activities could jeopardize our ability to get FDA licensure to sell our vaccines.

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

Large and established companies such as Merck & Co., Inc., GlaxoSmithKline plc, Novartis, Inc., sanofi pasteur, Inc. and MedImmune, LLC (a subsidiary of AstraZeneca PLC), among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, and manufacturing such products on a broad scale and marketing approved products.

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

We depend on our senior executive officers, as well as key scientific and other personnel. The loss of these individuals could harm our business and significantly delay or prevent the achievement of research, development or business objectives. We have had several turnover situations in key executive positions and the lack of management continuity and resulting lack of long-term history with our Company along with the learning curve that executives experience when they join our management team could result in operational and administrative inefficiencies and added costs. If we were to experience additional turnover at the executive level, these risks would be exacerbated.

We may not be able to attract qualified individuals for other key management or other personnel positions on terms acceptable to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete clinical trials successfully and develop marketable products.

We also rely from time-to-time on outside advisors who assist us in formulating our research and development and clinical strategy. We may not be able to attract and retain these individuals on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operations.

We may have product liability exposure.

The administration of drugs or vaccines to humans, whether in clinical trials or after marketing clearances are obtained, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $20 million aggregate for all claims arising from the use of products in clinical trials prior to FDA approval. Coverage is relatively expensive, and the market pricing can significantly fluctuate. Therefore, we may not be able to maintain insurance at a reasonable cost. There can be no assurance that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert management’s attention.

Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to subjects or other claimants;
•	loss of revenue; and
•	inability to commercialize our product candidates.

The restatement of our historical financial statements has already consumed a significant amount of our time and resources and may continue to do so.

As described in Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Restatement of Consolidated Financial Statements, we have restated our consolidated financial statements for the periods discussed herein. The restatement process was highly time and resource-intensive and involved substantial attention from management, as well as significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated consolidated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and stockholder lawsuits related thereto.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the Sarbanes Oxley Act of 2002 to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls.

As described in Item 9A — Controls and Procedures elsewhere in this Annual Report on Form 10-K, in connection with the restatement process, we identified a material weakness in our internal control over financial reporting with regard to having sufficient technical resources to appropriately analyze and account for complex derivative instruments, specifically with regard to our prior interpretation of ASC 815, Derivatives and Hedging, as it related to the initial classification and subsequent accounting of registered warrants as equity instruments dating back to July 2008. Upon a reassessment, we determined that we should have accounted for these Warrants as liabilities instead of equity. Given this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

We plan to devote resources to the remediation and improvement of our internal control over financial reporting, in particular over handling of complex derivative accounting issues. As the Company enters into transactions that involve complex accounting issues, it will consult with third party professionals with expertise in these matters as necessary to insure appropriate accounting treatment for such transactions. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and Nasdaq, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

The value of our warrants outstanding is subject to potentially material increases and decreases based on fluctuations in the price of our common stock.

In July 2008, we completed a registered direct offering of 6,686,650 units, raising approximately $17.5 million in net proceeds. Each unit consisted of one share of common stock and a Warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit. The Warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at a price of $3.62 per share and are exercisable between January 31, 2009 and July 31, 2013. These Warrants are discussed above in the Explanatory Note — Restatement of Consolidated Financial Statements in this Annual Report on Form 10-K.

We account for the Warrants as a derivative instrument, and changes in the fair value of the Warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At December 31, 2010, the aggregate fair value of the Warrant liability included in the Company’s consolidated balance sheet was $2.8 million. We use the Monte Carlo Simulation model to determine the fair value of the Warrants. As a result, the valuation of this derivative instrument is subjective, and the option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and probability of a Fundamental Transaction. Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts significantly different than the carrying value.

There are outstanding loans owed by certain of our former directors which may not be repaid.

Two of our former directors have outstanding promissory notes due to the Company. The promissory notes were initially delivered by the former directors to us in March 2002 as payment of the exercise price of certain of their individual stock options. As security, the former directors pledged shares of our common stock as collateral. As of December 31, 2010, the outstanding principal and interest for these two promissory notes was $2.0 million. Both promissory notes are currently in default.

We are uncertain about the ultimate collectability of these promissory notes. At our current market prices, we do not expect to recover the full amount outstanding under either promissory note upon a sale of the pledged shares alone. We have initiated law suits to collect under both of these promissory notes, however litigation is uncertain and potentially expensive. Even with a successful verdict, there are no assurances that the former directors will be able to repay the promissory notes in full.

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

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous pre-clinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. None of our vaccine products have yet gained regulatory approval in the United States or elsewhere. We also have product candidates in clinical trials and pre-clinical laboratory or animal studies.

The steps required by the FDA before our proposed investigational products may be marketed in the United States include:

•	performance of pre-clinical (animal and laboratory) tests;

•	submissions to the FDA of an IND which must become effective before clinical trials may commence;
•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the investigational product in the intended target population;
•	performance of a consistent and reproducible manufacturing process intended for commercial use, including appropriate manufacturing data and regulatory inspections;
•	submission to the FDA of a BLA or a NDA; and
•	FDA approval of the BLA or NDA before any commercial sale or shipment of the product.

The processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our products to the satisfaction of regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of our control. Safety concerns may emerge that could lengthen the ongoing trials or require additional trials to be conducted. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical trials. Moreover, if the FDA or foreign regulatory body grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved products may not be approved, which could limit our revenue. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that pre-clinical and clinical data are sufficient to support regulatory approval for our product candidates, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our vaccine candidates are not approved, our ability to generate revenue will be limited and our business will be adversely affected.

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

Our vaccine products may contain adventitious agents.

Because our vaccines are produced in animal cell substrates, there are risks that infectious diseases that are unique to the animal substrates can be transmitted to human recipients. The FDA seeks to ensure that vaccine products do not contain adventitious agents or, if they do, that such adventitious agents create a benefit to the vaccine and are not harmful to the recipient. Identifying that adventitious agents in vaccines are not present or, if they are present, that they are not harmful is potentially difficult and expensive. Even with significant testing, we may not be able to demonstrate to the FDA that our vaccines are either free of adventitious agents or that any adventitious agents that do occur are beneficial to the vaccine and harmless to the recipient.

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

Our collaborators will be subject to the same regulatory approval of their manufacturing facility and process as Novavax. Before we could begin commercial manufacturing of any of our product candidates, we and our collaborators must pass a pre-approval inspection before FDA approval and comply with the FDA’s cGMP. If our collaborators fail to comply with these requirements, our product candidates would not be approved. If our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products.

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

Because we depend on third-parties to conduct some of our laboratory testing, clinical trials, and manufacturing, we may encounter delays in or lose some control over our efforts to develop products.

We are dependent on third-party research organizations to conduct some of our laboratory testing, clinical trials and manufacturing activities. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. We may lose some control over these activities and become too dependent upon these parties. These third-parties may not complete testing or manufacturing activities on schedule, within budget, or when we request. We may not be able to secure and maintain suitable research organizations to conduct our laboratory testing, clinical trials and manufacturing activities. We have not manufactured any of our product candidates at a commercial level and may need to identify additional third-party manufacturers to scale-up and manufacture our products.

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

We have entered into a co-marketing agreement with GEHC for a pandemic influenza vaccine solution for select international countries. The collaboration incorporates GEHC’s bioprocess solutions and design expertise with Novavax’s VLP manufacturing platform. We have formed a joint venture with Cadila in India. In connection with this joint venture, we agreed to a Master Services Agreement under which we currently are obligated to purchase $7.4 million of services from Cadila or pay Cadila all or a portion of the shortfall before March 2012. We have entered into a license agreement with LGLS that allows them to use our manufacturing and production technology to develop and sell our influenza vaccines. We cannot predict when, if at all, these relationships will lead to approved products, sales, or otherwise provide revenue to the Company or become profitable.

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

In particular, there are significant challenges to market acceptance for seasonal influenza vaccines. For our seasonal vaccine to be accepted in the market, we must demonstrate differentiation from other seasonal vaccines that are currently approved and marketed. This can mean that the vaccine is more effective in certain populations, such as the elderly, or cheaper and quicker to produce. There are no assurances that our vaccine will be more efficacious than other vaccines.

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

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, losing any potential marketing advantage of being early to market and increased trial costs. The speed with which we begin and complete our pre-clinical studies necessary to begin clinical trials, clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	our ability to manufacture or obtain sufficient quantities of materials for use in necessary pre-clinical studies and clinical trials;
•	prior regulatory agency review and approval;
•	Institutional Review Board approval of the protocol and the informed consent form;
•	the rate of subject or patient enrollment and retention, which is a function of many factors, including the size of the subject or patient population, the proximity of subjects and patients to clinical sites, the eligibility criteria for the trial and the nature of the protocol;
•	negative test results or side effects experienced by trial participants;
•	analysis of data obtained from pre-clinical and clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent further studies or regulatory approval;
•	the availability of skilled and experienced staff to conduct and monitor clinical trials and to prepare the appropriate regulatory applications; and
•	changes in the policies of regulatory authorities for drug or vaccine approval during the period of product development.

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

Regulatory agencies may require us or our collaborators to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, we or our collaborators may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we or our collaborators can commercialize the product described in the application. All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated costs or delays in our clinical trials could delay our ability to generate revenue and harm our financial condition and results of operations.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.

We intend to have our product candidates marketed outside the United States. In furtherance of this objective, we have entered into relationships with Cadila in India and LGLS in South Korea. In order to market our products in the European Union, India, Asia and many other non-United States jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 105 United States patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

Our license agreement with Wyeth, which gives us rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use, is non-exclusive. These applications are very significant to our business. If each milestone is achieved for any particular product candidate, we would be obligated to pay an aggregate of $14 million to Wyeth for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in these “Risk Factors.” Annual license maintenance fees under the Wyeth agreement aggregate to $0.2 million per year. Our license with UMMS gives us exclusive rights to develop and commercialize vaccines incorporating certain virus-like particles for use in human vaccines.

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

Our stock price has been highly volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2010 through December 31, 2010, the closing price of our common stock has been as low as $2.01 per share and as high as $3.02 per share. The market price of our common stock may be influenced by many factors, including:

•	future announcements about our Company or our collaborators or competitors, including the results of testing, technological innovations or new commercial products;
•	clinical trial results;
•	depletion of our cash reserves;
•	sale of equity securities or issuance of additional debt;
•	announcement by us of significant strategic partnerships, collaborations, joint ventures, capital commitments or acquisitions;
•	changes in government regulations;
•	developments in our relationships with our collaboration partners;
•	announcements relating to health care reform and reimbursement levels for new vaccines;
•	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);
•	development, spread or new announcements related to pandemic influenza;
•	litigation;
•	public concern as to the safety of our products;
•	significant set-backs or concerns with the industry or the market as a whole;

•	regulatory inquiries, reviews and potential action, including from the FDA or the SEC; and
•	the other factors described in this “Risk Factors” section.

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

Our organizational documents could hamper a third-party’s attempt to acquire, or discourage a third-party from attempting to acquire control of, the Company. We also have adopted a shareholder rights plan, or “poison pill,” that empowers our Board to delay or negotiate, and thereby possibly thwart, any tender offer or takeover attempt the Board opposes. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions also could limit the price investors are willing to pay in the future for our securities and make it more difficult to change the composition of our Board in any one year. These provisions include the right of the Board to issue preferred stock with rights senior to those of common stock without any further vote or action by stockholders, the existence of a staggered Board with three classes of directors serving staggered three-year terms and advance notice requirements for stockholders to nominate directors and make proposals.

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

Item 3. LEGAL PROCEEDINGS

Since March 2010, when we initiated legal proceedings against Mr. Mitchell Kelly in the Supreme Court of the State of New York, New York County, and Dr. Denis O’Donnell in the Superior Court of the Commonwealth of Massachusetts, Middlesex County for collection of their respective indebtedness due to the Company, we have been actively pursuing these lawsuits and attending to pretrial matters. Mr. Kelly and Dr. O’Donnell are former directors of the Company that have each defaulted on outstanding notes due to the Company in the aggregate principal amount of $1,572,000. Preliminary document discovery has been conducted on these matters and, subject to each State court’s schedule, we plan to go to trial on these matters in 2011.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The NASDAQ Global Market under the symbol “NVAX”. The following table sets forth the range of high and low closing sale prices for our common stock as reported on The NASDAQ Global Market for each quarter in the two most recent years:

Quarter Ended	High	Low
December 31, 2010	$2.67	$2.11
September 30, 2010	$2.34	$2.01
June 30, 2010	$2.97	$2.17
March 31, 2010	$3.02	$2.05
December 31, 2009	$4.41	$2.53
September 30, 2009	$6.65	$2.51
June 30, 2009	$3.28	$0.76
March 31, 2009	$2.04	$0.56

On March 22, 2011, the last sale price reported on The NASDAQ Global Market for our common stock was $2.62. Our common stock was held by approximately 495 stockholders of record as of March 22, 2011, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We have not paid any cash dividends on our common stock since our inception. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under our Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this Annual Report on Form 10-K.

The graph below compares the cumulative total stockholders return on our common stock for the last five fiscal years with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index (which includes Novavax) over the same period, assuming the investment of $100 in our common stock, the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index on December 31, 2005, and reinvestments of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Novavax, Inc., the NASDAQ Composite Index
and the NASDAQ Pharmaceutical Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Value of $100 invested on December 31, 2005 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Novavax, Inc.	$100.00	$106.49	$86.49	$49.09	$69.09	$63.12
NASDAQ Composite Index	$100.00	$111.16	$124.64	$73.80	$107.07	$125.99
NASDAQ Pharmaceutical Index	$100.00	$100.74	$97.94	$91.84	$98.07	$105.79

This graph is not “soliciting material”, is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2010, which has been derived from our audited consolidated financial statements. The financial data set forth below as of and for the years ended December 31, 2009 and 2008 have been restated to reflect adjustments to our previously issued consolidated financial statements as more fully discussed in Item 7 —  Management’s Discussion and Analysis of Financial Condition and Note 2 — Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of results that may be expected for future periods.

	For The Years Ended December 31,
	2010	2009	2008	2007	2006
		(As Restated)	(As Restated)
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue	$343	$325	$1,064	$1,513	$1,738
Loss from continuing operations	(35,708)	(40,346)	(34,784)	(28,590)	(19,577)
Income (loss) from discontinued operations	—	—	273	(6,175)	(3,491)
Net loss	$(35,708)	$(40,346)	$(34,511)	$(34,765)	$(23,068)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.34)	$(0.47)	$(0.51)	$(0.47)	$(0.33)
Loss per share from discontinued operations	—	—	—	(0.10)	(0.06)
Basic and diluted net loss per share	$(0.34)	$(0.47)	$(0.51)	$(0.57)	$(0.39)
Weighted average shares used in computing basic and diluted net loss per share	104,768	85,555	68,174	61,101	58,664

	As of December 31,
	2010	2009	2008	2007	2006
		(As Restated)	(As Restated)
Balance Sheet Data:
Cash and short-term investments	$31,676	$42,950	$33,900	$46,489	$73,595
Total current assets	33,337	44,503	35,096	49,016	77,342
Working capital(1)	23,071	36,476	7,379	42,810	72,003
Total assets	74,844	85,605	76,625	91,291	121,877
Long-term debt, less current portion	320	406	480	21,629	22,458
Accumulated deficit	(310,292)	(274,584)	(234,238)	(199,727)	(164,962)
Total stockholders’ equity	59,050	69,952	42,948	63,065	94,001

(1)	Working capital is computed as the excess of current assets over current liabilities.

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

Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	potential commercialization of our product candidates;
•	our expectation that we will have adequate capital resources available to operate at planned levels for at least the next twelve months;
•	our expected 2011 capital expenditures;
•	our expectations for future revenue under the contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA) and funding requirements and capital raising activity, including anticipated proceeds from our At Market Issuance Sales Agreement with MLV;
•	our expectations on financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding operating expenses, use of cash, and the fluctuations in expenses and capital requirements associated with pre-clinical studies, clinical trials and other research and development activities;
•	our expectations on clinical development and anticipated milestones, including under the contract with HHS BARDA;
•	our expectations that our trivalent seasonal influenza VLP vaccine could potentially address an unmet medical need in older adults;
•	our expectations regarding payments to Wyeth and UMMS;
•	our expectations for the use of results from our Pandemic H1N1 clinical trial in Mexico to support the development of our influenza vaccines in other countries, including the United States;
•	the impact of new accounting pronouncements; and
•	our expectations concerning payments under existing license agreements.

Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements or historical experience include, but are not limited to those described under Item 1A. Risk Factors of this Annual Report on Form 10-K.

The Company assumes no obligation to update any such forward-looking statements, except as required by law. We caution readers not to place considerable reliance on the forward-looking statements contained in this Annual Report on Form 10-K.

Restatement of Consolidated Financial Statements

In July 2008, we completed a registered direct offering of 6,686,650 units, raising approximately $17.5 million in net proceeds. Each unit consisted of one share of common stock and a Warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit. The Warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 31, 2009 and July 31, 2013. The Warrants do not explicitly preclude net cash settlement in the event registered shares are not available to satisfy exercise of the Warrants. In addition, the Warrants include a provision whereby in certain Fundamental Transactions, which include a consolidation or merger with or into another corporation or the sale, transfer or other disposition of all or substantially all our property, assets or business to another corporation, Warrant holders would be entitled to require the Company to purchase such Warrant in exchange for a cash payment as determined in accordance with the Warrant agreement. The Company previously recorded the fair value of the Warrants in stockholders’ equity.

On December 21, 2010, we received a comment letter from the SEC concerning its review of our Annual Report on Form 10-K for the year ended December 31, 2009. The comment letter specifically noted the treatment of the Warrants as equity. After further review, the Company concluded that because the Warrant agreements do not explicitly preclude net cash settlement in the event registered shares are not available to satisfy exercise of the Warrants, the Warrants should be classified as a liability, with changes in the fair value of the Warrants reported in our statements of operations. When we initially assessed the impact of reclassifying the Warrants as a liability and marking the Warrants to fair value at each reporting period, we utilized a Black-Scholes option-pricing model. Based upon discussions with the SEC staff and further review of the Warrant agreement, we determined that a more dynamic pricing model would be appropriate to estimate the fair value of the Warrants because the Warrants permit holders of such Warrants to require the Company to purchase the Warrant from its holder in exchange for a cash payment in the event of a Fundamental Transaction. Because the Monte Carlo Simulation model of estimating the fair value of our Warrants can include a probability of a Fundamental Transaction occurring in valuing a warrant, we concluded that it would be the appropriate valuation methodology for the Warrants.

As a result, on March 14, 2011, our Audit Committee determined that the previously issued consolidated financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2009, June 30, 2009, September 30, 2009 and September 30, 2008 should not be relied upon, which we reported under a Current Report on Form 8-K filed on March 17, 2011. We have restated such financial statements in this Annual Report of Form 10-K for the year ended December 31, 2010.

The adjustments made as a result of the restatement are more fully discussed in Note 2 — Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The restatements reflect the recalculation of the estimated fair value of the Warrants using a Monte Carlo Simulation model, applying critical assumptions provided by Management, including the possibility of a Fundamental Transaction occurring, reflecting conditions at each valuation date. The Company recomputed the estimated fair value of the Warrants at the end of each quarterly reporting period using subjective input assumptions consistently applied for each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value estimate could be materially different.

The revaluation of the estimated fair value of the Warrants at each subsequent balance sheet date results in a change in the carrying value of the liability, which is recorded as “Change in fair value of warrant liability” in our consolidated statements of operations. The net effect of these changes for the years ended December 31, 2009 and 2008, and for each of the three months ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, September 30, 2008 and December 31, 2008 are as follows:

Reporting Period	Warrant Liability (in thousands)	Other Income (Expense) Resulting from Change in Fair Value of Warrant Liability (in thousands)	Net Decrease (Increase) on Loss Per Share
Annual
Year ended December 31, 2009	$4,513	$(1,972)	$(0.02)
Year ended December 31, 2008	2,541	1,538	0.02
Interim (Unaudited)
Quarter ended September 30, 2010	2,742	133	0.00
Quarter ended June 30, 2010	2,875	569	0.00
Quarter ended March 31, 2010	3,444	1,069	0.01
Quarter ended December 31, 2009	4,513	3,678	0.04
Quarter ended September 30, 2009	8,191	(1,738)	(0.02)
Quarter ended June 30, 2009	6,453	(5,417)	(0.06)
Quarter ended March 31, 2009	1,036	1,505	0.02
Quarter ended December 31, 2008	2,541	2,374	0.02
Quarter ended September 30, 2008	4,915	(836)	(0.01)

We have not amended our previously filed Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2009, June 30, 2009, September 30, 2009 and September 30, 2008 to correct these misstatements, and thus the financial statements and related financial statement information contained in those previously filed reports should no longer be relied upon.

Overview

Novavax, Inc., a Delaware corporation (“Novavax,” the “Company,” “we,” or “us”), was incorporated in 1987, and is a clinical-stage biopharmaceutical company focused on developing novel, highly potent recombinant vaccines. These vaccines leverage our virus-like particle (VLP) platform technology coupled with a single-use bioprocessing production system.

VLPs are genetically engineered three-dimensional nanostructures that incorporate immunologically important lipids and recombinant proteins. Our VLPs resemble the virus they were engineered to mimic, but lack the genetic material to replicate the virus. Our single-use bioprocessing production technology uses insect cells rather than chicken eggs or mammalian cells. Our current product targets include vaccines against pandemic and seasonal influenza, including the H5N1 and H1N1 pandemic strains, and Respiratory Syncytial Virus (RSV).

CPL Biologicals Private Limited (the JV), our joint venture formed in 2009 between us and Cadila Pharmaceuticals Ltd., a private company incorporated under the laws of India (Cadila), is 80% owned by Cadila and 20% is owned by us. The JV will develop and manufacture our pandemic and seasonal influenza vaccine candidates and Cadila’s biogeneric products and other diagnostic products for the territory of India. In June 2010, the JV opened its newly constructed state-of-the-art manufacturing facility, 100% funded by Cadila, to be used to produce our pandemic and seasonal influenza vaccines. Because we do not control the JV, we account for our investment using the equity method. Since the carrying value of our contribution was nominal and there is no guarantee or commitment to provide future funding, we have not recorded nor do we expect to record losses related to this investment in the future.

A current summary of our significant research and development programs and status of development follows:

Program	Development Phase
Pandemic Influenza (H1N1)	Phase II (ended)
Pandemic Influenza (H5N1)	Phase II
Seasonal Influenza	Phase II
Respiratory Syncytial Virus (RSV)	Phase I

Pandemic Influenza (H1N1)

In 2010, we completed our clinical trial of our H1N1 influenza VLP vaccine in Mexico in collaboration with Laboratorio Avi-Mex S.A. de C.V. and GE Healthcare. This randomized, blinded, placebo-controlled clinical trial was designed to evaluate the safety and immunogenicity of our H1N1 influenza VLP vaccine in healthy adults. We initially completed enrollment of stage-one and reported positive results on the vaccine’s safety and immunogenicity in the first 1,000 subjects. We initiated stage-two of the trial to evaluate the safety of the vaccine in a larger cohort and completed enrollment of more than 3,500 subjects. The 6-month safety evaluation of the subjects in the second-stage of the clinical trial was completed in September 2010, and no vaccine-related serious adverse events were reported. The positive final results of this trial were presented in February 2011 at the 7th World Health Organization Meeting on Evaluation of Pandemic Influenza Vaccines in Clinical Trials. These results are expected to support development of our H5N1 pandemic and seasonal influenza VLP vaccines in other countries, including the United States.

Pandemic Influenza (H5N1)

In 2007, we released results from a pre-clinical study in which ferrets that received our H5N1 vaccine candidate were protected from a lethal challenge of the H5N1 virus. After filing an Investigational New Drug (IND) application, we initiated a Phase I/IIa clinical trial. We released interim data from the first portion of this clinical trial in December 2007. These interim results demonstrated that our pandemic influenza vaccine can generate a protective immune response. We conducted the second portion of the Phase I/IIa trial in 2008 to gather additional subject immunogenicity and safety data and determine a final dose through the completion of this clinical trial. In August 2008, we reported favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across all three doses tested. A final clinical study report was completed and the vaccine was well-tolerated at all dosages as compared with the placebo. No serious adverse events were reported. In February 2009, we announced that the vaccine induced robust hemagglutination inhibition (HAI) responses, which have been shown to be important for protection against influenza disease.

Seasonal Influenza

In April 2010, we reported the final results of our Phase II trial in older adults (60 years or higher in age) in a dose-ranging study comparing our trivalent seasonal influenza VLP vaccine with a commercially available inactivated trivalent influenza vaccine (TIV). The results showed that the vaccine was both safe and immunogenic against the 2009-2010 seasonal influenza virus strains in older adults. The Center for Disease Control and Prevention (CDC) has indicated that currently approved seasonal influenza vaccines have shown to be only 30% to 70% effective in preventing hospitalization for pneumonia and influenza in older adults; however, we believe that our trivalent seasonal influenza VLP vaccine has the potential to address this unmet medical need.

In March 2010, we released final results of the Phase II trial in healthy adults (18 to 49 years in age) immunized with our trivalent seasonal influenza VLP vaccine. The results showed the vaccine was well-tolerated and immunogenic.

Respiratory Syncytial Virus (RSV)

Our RSV vaccine candidate has completed a pre-clinical safety and efficacy study in cotton rats; the results of which were used to support an IND application that we filed with the FDA in September 2010. We addressed a specific question from the FDA around our chemistry, manufacturing and controls (CMC) that caused the agency to put our planned Phase I trial on temporary clinical hold, and in December 2010, the temporary clinical hold was lifted. In December 2010, we began patient enrollment in our Phase I clinical trial to assess the safety, immunogenicity and tolerability of our RSV vaccine candidate. This blinded, placebo-controlled, escalating-dose study of healthy adults (18 to 49 years in age) will be tested in a total of 100 subjects.

Summary of Significant Transactions in 2010 and First Quarter of 2011

HHS BARDA Contract Award for Recombinant Influenza Vaccines

In September 2009, we responded to the HHS BARDA request for proposal (RFP) for a potential contract award for the advanced development of recombinant influenza vaccines. In April 2010, we were notified by HHS BARDA that our proposal was within the competitive range for award consideration. On September 30, 2010, at the request of HHS BARDA, we submitted final technical and business proposal revisions to the RFP. In February 2011, we were awarded a contract from HHS BARDA valued at $97 million for the first 36 month base-period, with an HHS BARDA option for an additional period of 24 months valued at $82 million, for a total contract value of up to $179 million. The HHS BARDA contract award provides significant funding for our continued ongoing clinical development and product scale-up of our seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee reimbursement contract in which HHS BARDA will reimburse us for direct contract costs incurred plus allowable indirect costs and a fee earned in the further development of our seasonal and pandemic H5N1 influenza vaccines. Billings under the contract will be based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect rates will be subject to review by HHS BARDA’s auditor on an annual basis. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly.

License Agreement with LG Life Sciences, Ltd.

In February 2011, we entered into a licensing agreement with LG Life Sciences, Ltd. (LGLS) that allows LGLS to use our VLP technology to develop and commercially sell our influenza vaccines in South Korea and certain other emerging-market countries. LGLS received an exclusive license to our influenza VLP technology in South Korea and a non-exclusive license in the other specified countries. At its own cost, LGLS is responsible for funding its clinical development of the influenza VLP vaccines and completing a manufacturing facility in South Korea. We will receive (i) a guaranteed upfront payment, (ii) potential milestone payments and (iii) double-digit royalty payments from LGLS’s future commercial sales of influenza VLP vaccines.

At the Market Sales Issuances

In March 2010, we terminated previous At the Market Sales Agreements with Wm Smith & Co. and entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC (MLV), as sales agent, under which we could sell an aggregate of $50 million in gross proceeds of our common stock. Our Board of Directors has authorized the sale of up to 25 million shares of our common stock pursuant to the At the Market Sales Agreement. During 2010, we sold 10,513,849 shares of our common stock at a range of $2.10 –$2.55 and received net proceeds of approximately $23 million under the At the Market Sales Agreement.

Therapeutic Tax Credit

In July 2010, we submitted applications for qualifying therapeutic discovery project credits under §48D of the Internal Revenue Code, as amended (the “Code”), as added to the Code by section 9023(a) of the Patient Protection and Affordable Care Act of 2010. In October 2010, we were awarded grants totaling approximately $1.0 million related to our applications, of which $0.8 million was received in 2010. The remainder of such grants could be received in 2011.

ROVI Pharmaceuticals of Spain (ROVI)

In February 2010, we terminated negotiations on a licensing arrangement with ROVI. The decision to terminate negotiations was made because of our inability to agree on acceptable terms of the proposed collaboration and to obtain the necessary funding commitment for the program. As a result, we are free to seek a new partner for our pandemic and seasonal influenza vaccine development efforts in Europe.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for the valuation of our short-term investments, stock-based compensation, long-lived assets, goodwill, and valuation of our Warrants and net deferred tax assets have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Short-Term Investments

Our short-term investments are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses on these securities, if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity. We assess the recoverability of our short-term investments and, if an impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. Other-than-temporary impairments are included in the consolidated statements of operations. We invested in auction rate securities for short periods of time as part of our cash management program. Uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we consider various factors to assess the fair value and the classification of the securities as short-term investments. Fair value was determined with the assistance of an independent valuation firm using two valuation methods — a discounted cash flow method and a market comparable method. Certain factors used in these methods include, but are not necessarily limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, our ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value and other factors. We recorded an other-than-temporary impairment charge of $1.3 million related to these securities in 2009, which was partially offset by realized gains of $0.8 million relating to redemptions of several auction rate securities. Since that time, changes in the fair value of our auction rate securities have been included in other comprehensive income on the consolidated balance sheets. At December 31, 2010, we have recorded $0.8 million in unrealized gains on the auction rate securities held by us at year-end. The remainder of our short-term investments are corporate debt securities with maturities of one year or less.

Stock-Based Compensation

We account for our stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. This standard requires us to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option-pricing model and is recognized as an expense on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our common stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility over the look-back period corresponding to the expected life. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2010, we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting exercise and forfeiture history. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option cancellations.

Impairments of Long-Lived Assets

We account for the impairment of long-lived assets by performing a periodic evaluation of the recoverability of the carrying value of long-lived assets and identifiable intangibles and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses, and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. We consider historical performance and anticipated future results in our evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value.

Goodwill

Goodwill originally resulted from a business acquisition in 2000. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Goodwill is not amortized, but is subject to impairment tests annually, or more frequently should indicators of impairment arise. We utilize the market approach and, if considered necessary, the income approach to determine if we have an impairment of our goodwill. The market approach serves as the primary approach and is based on market value of invested capital. The concluded fair value significantly exceeded the carrying value of our goodwill at December 31, 2010 and 2009. The income approach is used as a confirming look to the market approach. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. We perform the required annual impairment test in our fourth quarter of each year.

Given the current economic conditions and the uncertainties regarding their impact on us, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future, or that any change in the assumptions or the current economic conditions will not trigger more frequently than on an annual basis. If our assumptions are not achieved or economic conditions deteriorate further, we may be required to record goodwill impairment charges in future periods.

Warrant Accounting

We account for Warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities. As such, Warrants have been classified as a non-current liability in the Company’s consolidated statements of operations. In compliance with applicable accounting standards, registered warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We use the Monte Carlo Simulation model to determine the fair value of the Warrants. As a result, the valuation of Warrants is subjective, and the option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and probability of a Fundamental Transaction. Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts significantly different than the carrying value.

Income Taxes

We recognize deferred tax assets and liabilities for expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Income tax receivables and liabilities, and deferred tax assets and liabilities, are recognized based on the amounts that more likely than not would be sustained upon ultimate settlement with taxing authorities.

Developing our provision for income taxes and analyzing our tax position requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required for deferred tax assets.

We assess the likelihood of realizing our deferred tax assets to determine whether an income tax valuation allowance is required. Based on such evidence that can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include: cumulative losses in recent years; income/losses expected in future years; the applicable statute of limitations; and potential limitations on available net operating loss and tax credit carryforwards.

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

Recent Accounting Guidance Not Yet Adopted

In September 2009, ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, was issued and changed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The impact of ASU 2009-13 on our consolidated financial statements will depend on the nature and terms of our revenue arrangements entered into or materially modified after the adoption date. However, based on our current customer arrangements, we do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which amends Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU was effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not believe the adoption of Level 3 activity will have a material impact on our consolidated financial statements.

In March 2010, ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force, was issued and will amend the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective on a prospective basis for milestones achieved on or after January 1, 2011, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. We expect to prospectively apply the amended guidance to milestones achieved on or after January 1, 2011. The new guidance is consistent with our current revenue recognition policies for arrangements with milestones. As a result, we do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

Results of Operations for Fiscal Years 2010, 2009 and 2008 (amounts in tables are presented in thousands, except per share information)

The following is a discussion of the historical consolidated financial condition and results of operations of Novavax, Inc. and its wholly owned subsidiary and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Annual Report on Form 10-K. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is described under Item 1A. Risk Factors of this Annual Report on Form 10-K.

Revenue:

	2010	2009	2008	Change 2009 to 2010	Change 2008 to 2009
Revenue:
Total revenue	$343	$325	$1,064	$18	$(739)

Revenue for 2010 and 2009 was $0.3 million. Contract research and development revenue resulted from work under government contracts.

Revenue for 2009 was $0.3 million as compared to $1.1 million for 2008, a decrease of $0.8 million. The decrease in revenue in 2009, as compared to 2008, was due to lower contract research and development revenue primarily as a result of timing of work under a government contract.

Operating Expenses:

	2010	2009	2008	Change 2009 to 2010	Change 2008 to 2009
Operating Expenses:
Research and development	$28,032	$25,780	$24,334	$2,252	$1,446
General and administrative	10,805	11,928	11,090	(1,123)	838
Total operating expenses	$38,837	$37,708	$35,424	$1,129	$2,284

Research and Development Expenses

Research and development expenses increased to $28.0 million for 2010 from $25.8 million for 2009, an increase of $2.2 million, or 9%. The increase in expense was primarily due to higher employee-related costs of $1.4 million and increased depreciation expense of $0.2 million.

Research and development expenses increased to $25.8 million for 2009 from $24.3 million for 2008, an increase of $1.5 million, or 6%, primarily due to higher research and development spending to support our clinical trials related to our H1N1 and seasonal influenza product candidates. Our outside-testing costs increased by $1.9 million, which was partially offset by a decrease in facility costs of $0.4 million related to the exiting of our Taft Court facility in 2008.

We track our research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. These expenses consist primarily of salaries and related expenses for personnel, costs associated with contract research and manufacturing organizations, manufacturing supplies and outside animal and pre-clinical testing. At December 31, 2010, we had 66 employees dedicated to our research and development programs. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our research and development expenses by functional area for the year ended December 31, 2010 (in millions).

Manufacturing	$12.3
Vaccine Discovery	3.7
Clinical & Regulatory Affairs	12.0
Total research & development expenses	$28.0

We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with vaccine development. As we obtain data from pre-clinical studies and clinical trials, we may elect to discontinue or delay trials in order to focus our resources on more promising vaccine candidates. Completion of trials may take several years or more, but the length of time can vary substantially depending upon the phase, size of trial, primary and secondary endpoints and the intended use of the vaccine candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	if trial locations are domestic, international or both;
•	the time to enroll patients;
•	the duration of treatment and follow-up;
•	the safety and efficacy profile of the vaccine candidate; and
•	the cost and timing of, and the ability to secure, regulatory approvals.

As a result of these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when, and to what extent, we will generate future cash flows from our research projects.

General and Administrative Expenses

General and administrative expenses decreased to $10.8 million in 2010 from $11.9 million for 2009, a decrease of $1.1 million, or 9%. The decrease in expenses was primarily due to lower professional fees of $0.9 million.

General and administrative expenses were $11.9 million in 2009 compared to $11.1 million in 2008, an increase of $0.8 million, or 8%. The increase in expenses was primarily due to increased employee-related costs of $0.5 million and professional fees of $0.4 million.

Other Income (Expense):

	2010	2009	2008	Change 2009 to 2010	Change 2008 to 2009
		(As Restated)	(As Restated)
Other Income (Expense):
Interest income	$189	$285	$959	$(96)	$(674)
Interest expense	(9)	(786)	(1,683)	777	897
Other income (expense)	485	—	—	485	—
Impairment of short-term investments	—	(1,338)	(1,238)	1,338	(100)
Realized gains on short-term investments	—	848	—	(848)	848
Change in fair value of warrant liability	1,671	(1,972)	1,538	3,643	(3,510)
Total other income (expense)	$2,336	$(2,963)	$(424)	$5,299	$(2,539)

We had total other income of $2.3 million for 2010 compared to total other expense of $3.0 million for 2009, a change of $5.3 million. Interest expense decreased $0.8 million to less than $0.1 million for 2010 from $0.8 million for 2009 as a result of our payment of the convertible notes in 2009. Other income increased to $0.5 million for 2010 primarily resulting from the receipt of grants under our application of qualifying therapeutic discovery project credits. In 2009, we recorded an impairment of $1.3 million relating to our auction rate securities, which was partially offset by realized gains of $0.8 million relating to redemptions of several auction rate securities. At December 31, 2010, we have recorded $0.8 million in unrealized gains on the auction rate securities held by us at year-end in other comprehensive income on the consolidated balance sheet. We are required to calculate the fair value of our warrant liability at each reporting period. For 2010, the change in fair value of the warrant liability resulted in a $3.6 million increase in total other income (expense) as compared to 2009. We will continue to mark the warrant liability to fair value at each reporting period until the warrants are either exercised or otherwise expire.

We had total other expense of $3.0 million for 2009 compared to total other expense of $0.4 million for 2008, a change of $2.6 million. Interest income decreased by $0.7 million to $0.3 million in 2009 from $1.0 million in 2008 primarily due to the decline in our cash, cash equivalents and short-term investment balances and a decrease in the rates of return on our investments. Interest expense decreased by $0.9 million to $0.8 million in 2009 from $1.7 million in 2008 as a result of our payment of the convertible notes in 2009. We recorded an impairment of $1.3 million and $1.2 million in 2009 and 2008, respectively, relating to our auction rate securities, which was partially offset by realized gains of $0.8 million in 2009 relating to redemptions of several auction rate securities. For 2009, the change in fair value of the warrant liability resulted in a $3.5 million decrease in total other income (expense) as compared to 2008.

Discontinued Operations:

In February 2008, we sold certain assets related to our former Estrasorb business to Graceway Pharmaceuticals, LLC (Graceway) in exchange for an upfront payment. In connection with the sale, we agreed to manufacture and supply additional units of Estrasorb for Graceway, which we completed in August 2008. In 2008, we recorded income from discontinued operations of $0.3 million from our former Estrasorb business.

Income Tax:

	2010	2009	2008	Change 2009 to 2010	Change 2008 to 2009
Income Tax:
Income tax benefit	$450	$—	$—	$450	$—

During 2010, we recorded a deferred income tax provision of $0.5 million related to a refundable income tax credit received and grants received as a result of qualifying therapeutic discovery projects under Internal Revenue Code Section 48D.

Net Loss:

	2010	2009	2008	Change 2009 to 2010	Change 2008 to 2009
		(As Restated)	(As Restated)
Net Loss:
Net loss	$(35,708)	$(40,346)	$(34,511)	$4,638	$(5,835)
Net loss per share	$(0.34)	$(0.47)	$(0.51)	$0.13	$0.04
Weighted average shares outstanding	104,768	85,555	68,174	19,213	17,381

Net loss for 2010 was $35.7 million, or $0.34 per share, as compared to $40.3 million, or $0.47 per share, for 2009, a decreased net loss of $4.6 million. The decreased net loss, excluding the $3.6 million favorable impact from the change in fair value of warrant liability, was primarily due to increased total other income and lower general and administrative expenses, partially offset by higher research and development spending to support our clinical trials related to our H1N1 and seasonal influenza product candidates.

Net loss for 2009 was $40.3 million, or $0.47 per share, as compared to $34.5 million, or $0.51 per share, for 2008, an increased net loss of $5.8 million. The increased net loss, excluding the $3.5 million unfavorable impact from the change in fair value of warrant liability, was primarily due to higher research and development spending to support our clinical trials related to our H1N1 and seasonal influenza product candidates, partially offset by reduced total other expenses in 2009.

The increase in weighted average shares outstanding for 2010 and 2009 is primarily a result of sales of our common stock in the aggregate of 10,513,849 shares and 27,884,098 shares, respectively.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and manufacturing costs. We plan to continue to have multiple vaccines and products in various stages of development, and we believe our research and development, as well as general and administrative expenses and capital requirements will fluctuate depending upon the timing of certain events, such as the scope, initiation, rate and progress of our pre-clinical studies and clinical trials and other research and development activities.

As of December 31, 2010, we had $8.1 million in cash and cash equivalents and $23.6 million in short-term investments as compared to $38.8 million and $4.2 million, respectively, at December 31, 2009.

The following table summarizes cash flows for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009	Change 2009 to 2010
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(32,852)	$(32,830)	$(22)
Investing activities	(21,273)	2,355	(23,628)
Financing activities	23,429	42,294	(18,865)
Net increase (decrease) in cash and cash equivalents	(30,696)	11,819	(42,515)
Cash and cash equivalents at beginning of year	38,757	26,938	11,819
Cash and cash equivalents at end of year	$8,061	$38,757	$(30,696)

Net cash used in operating activities remained relatively flat with cash usage of $32.9 million for 2010 as compared to $32.8 million for 2009.

During 2010 and 2009, our investing activities consisted of purchases and maturities of short-term investments and capital expenditures. We purchased short-term investments in 2010 to increase our rate of return on our investments. Capital expenditures for 2010 and 2009 were $1.6 million and $0.7 million, respectively. The increase in capital expenditures was primarily due to the purchase of laboratory equipment relating to our production scale-up. For 2011, we expect our level of capital expenditures to increase in connection with the work to be performed under the HHS BARDA contract.

The decrease in our financing activities consists primarily of lower sales of our common stock. In 2010, we received net proceeds of approximately $23 million from the sale of our common stock through our At the Market Sales Agreement. In 2009, we received net proceeds of approximately $56 million from the sale of our common stock through our At the Market Sales Agreement, a public offering and sales to Cadila and ROVI, partially offset by the repayment of our convertible notes of $14.4 million.

We have entered into agreements with outside providers to support our clinical development. As of December 31, 2010, $4.4 million remains unpaid on certain of these agreements in the event our outside providers complete their services in 2011. However, under the terms of the agreements, we have the option to terminate, but we would be obligated to pay the provider for all costs incurred through the effective date of termination.

We have licensed certain rights from Wyeth and UMMS. The Wyeth license, which provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales, is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use; the license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In May 2010, we amended the license, effective as of March 17, 2010, under which the parties agreed that we would not be obligated to make a milestone payment in the event our H1N1 pandemic vaccine candidate received regulatory approval in the country of Mexico, provided that we increase certain subsequent milestone payments. Payments under the agreement to Wyeth from 2007 through 2010 aggregated $5.1 million. We do not expect to make a milestone payment to Wyeth in the next twelve months. The UMMS license, which provides for milestone payments and royalties on product sales, is an exclusive worldwide license of VLP technology to develop VLP vaccines for the prevention of any viral diseases in humans. As of December 31, 2010, our payments made to UMMS in the aggregate are not material. Also, we believe that all payments under the UMMS agreement will not be material in the next twelve months.

Based on our cash, cash equivalents and short-term investment balances as of December 31, 2010, anticipated revenue under the HHS BARDA contract awarded in February 2011, anticipated proceeds from the sales of our common stock under our At the Market Sales Agreement and our current business operations, we believe we will have adequate capital resources available to operate at planned levels for at least the next twelve months. Additional capital will be required in the future to develop our product candidates through clinical development, manufacturing and commercialization. Our ability to generate revenue under the HHS BARDA contract and raise funds under our At the Market Sales Agreement is subject to our business performance and market conditions. Further we will seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, non-dilutive government contracts, collaborative arrangements, or some combination of these financing alternatives. Any capital raised by an equity offering will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value. Other than our At the Market Sales Agreement with MLV, we have not secured any additional commitments for new financing nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to perform under the HHS BARDA contract and obtain additional capital, we will assess our capital resources and will likely be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization, or reduce our general and administrative infrastructure.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

Contractual Obligations:	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$12,797	$2,087	$4,311	$4,167	$2,232
Notes payable	400	80	320	—	—
Purchase obligations	7,384	994	6,390	—	—
Total contractual obligations	$20,581	$3,161	$11,021	$4,167	$2,232

Our purchase obligations include our anticipated timing of future purchases for services pursuant to the master services agreement with Cadila. We are required to purchase from Cadila through March 2012 services for biologic research, pre-clinical development, clinical development, process development, manufacturing scale-up, and general manufacturing related services. As of December 31, 2010, our remaining obligation to Cadila under the master services agreement is $7.4 million.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2010, we had cash and cash equivalents of $8.1 million, short-term investments of $23.6 million and working capital of $23.1 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of December 31, 2010, our short-term investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments when they mature and the proceeds are reinvested into new investments and, therefore, could impact our cash flows and results of operations.

We had previously invested in auction rate securities for short periods of time as part of our cash management program. Short-term investments at December 31, 2010 include investments in three auction rate securities with a par value of $5.1 million and a fair value of $4.1 million. We recorded an other-than-temporary impairment charge of $1.3 million and $1.2 million related to these securities in 2009 and 2008 respectively, which was partially offset by realized gains of $0.8 million in 2009 relating to redemptions of several auction rate securities. At December 31, 2010, we have recorded $0.8 million in unrealized gains on the auction rate securities included in other comprehensive income on the consolidated balance sheet. These investments are classified within current assets because we may need to liquidate these securities within the next year to fund our ongoing operations.

Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short-term investments are amortized or accreted to maturity and included in interest income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

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

The information required by this item is set forth on pages F-1 to F-35.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported, within time periods specified in the rules and forms of the Securities and Exchange Commission. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the Evaluation Date). Based on that evaluation and management’s identification of a material weakness in its internal control over financial reporting, as disclosed below, the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Such internal control includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness in internal control is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. In the course of making our assessment of the effectiveness of internal control over financial reporting, we identified one material weakness in our internal control over financial reporting. The material weakness related to having sufficient technical resources to appropriately analyze and account for complex derivative instruments, specifically with regard to our prior interpretation of ASC 815, Derivatives and Hedging, as it related to the initial classification and subsequent accounting of our Warrants as equity instruments dating back to July 2008. Given this material weakness with regard to our treatment of these Warrants, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

We plan to devote resources to the remediation and improvement of our internal control over financial reporting, in particular over handling of complex derivative accounting issues. As the Company enters into transactions that involve complex accounting issues, it will consult with third party professionals with expertise in these matters as necessary to insure appropriate accounting treatment for such transactions.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Registered Public Accounting Firm in Item 15.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2010, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

In December 2010, the Company amended its sublease agreement with PuriCore, Inc. (“PuriCore”) to extend the term of the sublease through August 2014 and modify PuriCore base rent amounts and its security deposit obligation.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the information concerning our directors, officers and corporate governance to be included in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders scheduled to be held on June 15, 2011 (the 2011 Proxy Statement). We expect to file the 2011 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2010.

Item 11. EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2011 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2011 Proxy Statement.

The following table provides our equity compensation plan information as of December 31, 2010. Under these plans, our common stock may be issued upon the exercise of options. See also the information regarding our stock options in Note 10 to the Consolidated Financial Statements included herewith.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a) (c)
Equity compensation plans approved by security holders(1)	5,794,644	$2.62	2,652,655
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes our 2005 Stock Incentive Plan and 1995 Stock Option Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information concerning certain related party transactions set forth in Note 15 to our Consolidated Financial Statements included herewith. We incorporate herein by reference the information concerning certain other relationships and related transactions and director independence to be contained in the 2011 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2011 Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the Annual Report on Form 10-K:
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

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

Confidential treatment has been granted for portions of exhibits marked with a triple asterisk (**).

All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 21, 1997), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001), as further amended by the Certificate of Amendment dated July 8, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004), as further amended by the Certificate of Amendment dated May 13, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
3.2	Amended and Restated By-Laws of the Company, as amended on August 2, 2007 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 8, 2007)
4.1	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995)
4.2	Rights Agreement, dated as of August 8, 2002, by and between the Company and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 9, 2002)

4.3	Registration Rights Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 30, 2008)
10.1††	Novavax, Inc. 1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 31, 2003 in connection with the Annual Meeting held on May 7, 2003)
10.2††	Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 5, 2009)
10.3††	Employment Agreement of Stanley C. Erck, dated as of February 15, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 1, 2010)
10.4††	Amended and Restated Employment Agreement of Rahul Singhvi, effective July 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 22, 2009)
10.5††	Amendment to Amended and Restated Employment Agreement of Rahul Singhvi, dated May 27, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 1, 2010)
10.6††	Amended and Restated Employment Agreement, dated as of August 2, 2007, originally effective November 9, 2005, by and between the Company and Raymond J. Hage, Jr. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10.7††	Amendment to the Amended and Restated Employment Agreement of Raymond Hage, Jr., dated October 2, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 10, 2008)
10.8††	Second Amendment to Amended and Restated Employment Agreement of Raymond Hage, Jr., effective July 20, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 22, 2009)
10.9††	Severance Agreement of Raymond J. Hage, Jr., dated April 7, 2010 (Incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010)
10.10††	Severance Agreement of James Robinson dated February 1, 2010 (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.11††	Employment Agreement between Novavax, Inc. and Frederick Driscoll dated August 6, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 7, 2009)
10.12††	Employment Agreement of Thomas Johnston dated September 23, 2008 (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.13††	Amendment to the Employment Agreement of Thomas Johnston dated as of July 20, 2009 (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.14††	Employment Agreement of John Trizzino dated July 16, 2009 (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.15††	Employment Agreement of Mark Thornton dated May 6, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 25, 2010)

10.16††	Employment Agreement of Gregory Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2010)
10.17††	Consulting Agreement, dated as of April 1, 2010, between the Company and John Lambert (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 6, 2010) )
10.18††	Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan, (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2009)
10.19††	Form of Indemnity Agreement, as of January 1, 2010 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.20	Lease Agreement, dated as of July 15, 2004, between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004)
10.21	Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (now PuriCore, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006)
10.22	Amendment dated as of October 25, 2006 to the Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (now PuriCore, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10.23	Second Amendment to Sublease Agreement between Novavax, Inc. and PuriCore, Inc., dated April 22, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the quarter ended June 30, 2009, filed August 10, 2009)
10.24*	Third Amendment to Sublease Agreement between Novavax, Inc. and PuriCore, Inc., dated December 29, 2010
10.25	Lease, commencing April 1, 2005, by and between United Health Care Services, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005)
10.26	Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 7, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)
10.27	First Amendment to Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)
10.28	Second Amendment to Lease Agreement between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of June 26, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)
10.29	License Agreement between IGEN, Inc. and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed April 1, 1996)
10.30**	Exclusive License Agreement, dated February 26, 2007, between the Company and the University of Massachusetts (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 14, 2007)
10.31**	License Agreement, dated July 5, 2007, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)

10.32**	Amendment No. 1 to License Agreement, effective as of March 17, 2010, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 6, 2010)
10.33	Form of Investor Rights Agreement dated July 29, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 30, 2008)
10.34	Forbearance and Pledge Agreement among Denis O’Donnell and the Company, dated May 7, 2007, relating to Secured Promissory Note and Pledge Agreement, each dated March 21, 2002 and filed as Exhibits 10.11 and 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 1on Form 10-K/A for the year ended December 31, 2007, filed on December 12, 2008)
10.35	Amended and Restated Promissory Note by Mitchell J. Kelly to the Company, dated May 7, 2008, relating to Secured Promissory Note, dated March 21, 2002 and filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 1on Form 10-K/A for the year ended December 31, 2007, filed on December 12, 2008)
10.36	Amended and Restated Pledge Agreement among Mitchell J. Kelly and the Company, dated May 7, 2008, relating to Pledge Agreement, dated March 21, 2002 and filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 1on Form 10-K/A for the year ended December 31, 2007, filed on December 12, 2008)
10.37	At Market Issuance Sales Agreement, dated September 15, 2009, by and between Novavax, Inc. and Wm. Smith & Co. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2009)
10.38	At Market Issuance Sales Agreement, dated March 15, 2010, by and between Novavax, Inc. and McNicoll, Lewis and Vlak, LLC (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.39	Stock Purchase Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.40**	Amended and Restated Joint Venture Agreement between Novavax Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.41**	Amended and Restated Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.42**	Amended and Restated Supply Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.43**	Amended and Restated Technical Services Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.44**	Amended and Restated Seasonal / Other License Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)

10.45**	Amended and Restated Option to Obtain License between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.46**	H1N1 License to Agreement between Novavax, Inc. and CPL Biologicals Private Limited, dated October 6, 2009 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)
10.47**	Materials Transfer Agreement by and between Novavax, Inc. and Laboratorio Avi-Mex S.A. de C.V., dated October 19, 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009)
14	Code of Business Conduct and Ethics(Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 16, 2010)
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
32.1*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.
By: /s/ Rahul Singhvi President and Chief Executive Officer and Director

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Rahul Singhvi Rahul Singhvi	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2011
/s/ Frederick W. Driscoll Frederick W. Driscoll	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2011
/s/ Stanley C. Erck Stanley C. Erck	Executive Chairman of the Board of Directors	March 28, 2011
/s/ Gary C. Evans Gary C. Evans	Lead Independent Director	March 28, 2011
/s/ Richard H. Douglas Richard H. Douglas	Director	March 28, 2011
/s/ John O. Marsh, Jr. John O. Marsh, Jr.	Director	March 28, 2011
/s/ Michael A. McManus Michael A. McManus	Director	March 28, 2011
/s/ Rajiv Modi Rajiv Modi	Director	March 28, 2011
/s/ James F. Young James F. Young	Director	March 28, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009 and 2008

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Novavax, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Novavax, Inc. (a Delaware corporation) and its subsidiary (collectively the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novavax, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the 2009 and 2008 consolidated financial statements have been restated to correct a misstatement related to the accounting for registered warrants.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2011 expressed an adverse opinion thereon.

/s/ Grant Thornton LLP

McLean, Virginia
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Novavax, Inc. and Subsidiary

We have audited Novavax, Inc. (a Delaware Corporation) and its subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novavax Inc. and its subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Novavax Inc. and its subsidiary’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Novavax, Inc. and its subsidiary did not have sufficient technical resources to appropriately analyze and account for complex derivative instruments. Specifically, the process and procedures for the classification and subsequent accounting of registered warrants as liabilities or equity instruments were not effective.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Novavax, Inc and its subsidiary have not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Novavax Inc. and subsidiary for each of the three years in the period ended December 31, 2010. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 28, 2011 which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

McLean, VA
March 28, 2011

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
		(As Restated)
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$8,061	$38,757
Short-term investments available-for-sale	23,615	4,193
Accounts and other receivables	54	258
Prepaid expenses and other current assets	1,607	1,295
Total current assets	33,337	44,503
Property and equipment, net	8,206	7,801
Goodwill	33,141	33,141
Other non-current assets	160	160
Total assets	$74,844	$85,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,572	$2,098
Accrued expenses and other current liabilities	6,273	5,417
Current portion of notes payable	80	80
Deferred revenue	—	150
Deferred rent	341	282
Total current liabilities	10,266	8,027
Warrant liability	2,842	4,513
Non-current portion of notes payable	320	406
Deferred rent	2,366	2,707
Total liabilities	15,794	15,653
Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; and 111,492,014 shares issued and 111,036,584 shares outstanding at December 31, 2010 and 100,717,890 shares issued and 100,262,460 shares outstanding at December 31, 2009	1,115	1,007
Additional paid-in capital	371,477	346,731
Notes receivable from former directors	(1,572)	(1,572)
Accumulated deficit	(310,292)	(274,584)
Treasury stock, 455,430 shares, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	772	820
Total stockholders’ equity	59,050	69,952
Total liabilities and stockholders’ equity	$74,844	$85,605

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2010	2009	2008
		(As Restated)	(As Restated)
	(in thousands, except per share information)
Revenue	$343	$325	$1,064
Operating expenses:
Research and development	28,032	25,780	24,334
General and administrative	10,805	11,928	11,090
Total operating expenses	38,837	37,708	35,424
Loss from continuing operations before other income (expense)	(38,494)	(37,383)	(34,360)
Other income (expense):
Interest income	189	285	959
Interest expense	(9)	(786)	(1,683)
Other income (expense)	485	—	—
Impairment of short-term investments	—	(1,338)	(1,238)
Realized gains on short-term investments	—	848	—
Change in fair value of warrant liability	1,671	(1,972)	1,538
Loss from continuing operations before income tax	(36,158)	(40,346)	(34,784)
Income tax benefit	450	—	—
Loss from continuing operations	(35,708)	(40,346)	(34,784)
Income from discontinued operations	—	—	273
Net loss	$(35,708)	$(40,346)	$(34,511)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.34)	$(0.47)	$(0.51)
Loss per share from discontinued operations	—	—	—
Net loss per share	$(0.34)	$(0.47)	$(0.51)
Basic and diluted weighted average number of common shares outstanding	104,768	85,555	68,174

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2010, 2009 and 2008

	Common Stock		Additional Paid-in Capital	Notes Receivable From Former Directors	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
			(As Restated)		(As Restated)			(As Restated)
	(in thousands, except share information)
Balance at January 1, 2008	62,356,977	624	264,618	—	(199,727)	(2,450)	—	63,065
Non-cash compensation costs for stock options and restricted stock	—	—	2,070	—	—	—	—	2,070
Exercise of stock options	176,394	1	328	—	—	—	—	329
Issuance of common stock, net of issuance costs of $420	6,686,650	67	13,357	—	—	—	—	13,424
Reclassification of former directors’ notes receivable	—	—	143	(1,572)		—	—	(1,429)
Net loss		—	—	—	(34,511)		—	(34,511)
Balance at December 31, 2008	69,220,021	692	280,516	(1,572)	(234,238)	(2,450)	—	42,948
Non-cash compensation cost for stock options and restricted stock	—	—	1,533	—	—	—	—	1,533
Exercise of stock options	546,832	5	947	—	—	—	—	952
Restricted stock issued as compensation	10,000	—	—	—	—	—	—	—
Issuance of common stock to Cadila, net of issuance costs of $406	12,500,000	125	10,469	—	—	—	—	10,594
Issuance of common stock to Rovi, net of issuance costs of $23	1,094,891	11	2,966	—	—	—	—	2,977
Conversion of convertible debt	3,056,939	31	7,629	—	—	—	—	7,660
Issuance of common stock under ATM, net of issuance costs of $682	7,489,207	75	21,930	—	—	—	—	22,005
Issuance of common stock, net of issuance costs of $1,631	6,800,000	68	20,741	—	—	—	—	20,809
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	820	820
Net loss		—	—	—	(40,346)	—	—	(40,346)
Balance at December 31, 2009	100,717,890	1,007	346,731	(1,572)	(274,584)	(2,450)	820	69,952
Non-cash compensation costs for stock options and restricted stock	—	—	1,339	—	—	—	—	1,339
Exercise of stock options	261,942	3	423	—	—	—	—	426
Restricted stock issued as compensation	75,000	1	(1)	—	—	—	—	—
Restricted stock cancelled	(76,667)	(1)	1	—	—	—	—	—
Issuance of common stock under ATM, net of issuance costs of $468	10,513,849	105	22,984	—	—	—	—	23,089
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	(48)	(48)
Net loss		—	—	—	(35,708)	—	—	(35,708)
Balance at December 31, 2010	111,492,014	1,115	$371,477	$(1,572)	$(310,292)	$(2,450)	$772	$59,050

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2010	2009	2008
		(As Restated)	(As Restated)
	(in thousands)
Operating Activities:
Net loss	$(35,708)	$(40,346)	$(34,511)
Less income from discontinued operations	—	—	(273)
Net loss from continuing operations	(35,708)	(40,346)	(34,784)
Reconciliation of net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,671)	1,972	(1,538)
Depreciation and amortization	1,372	1,194	893
Amortization of deferred financing costs	—	147	258
Amortization of debt discount	—	222	409
Loss on disposal of property and equipment	35	21	258
Impairment of long-lived assets	162	23	994
Amortization of net premiums (discounts) on short-term investments	247	—	(181)
Reserve for notes receivable and accrued interest	—	—	(534)
Deferred rent	(282)	(279)	(123)
Non-cash stock-based compensation	1,339	1,533	2,070
Lease incentives received	—	—	3,000
Net impairment of short-term investments	—	490	1,238
Changes in operating assets and liabilities:
Accounts and other receivables	204	32	438
Prepaid expenses and other current assets	(312)	(536)	674
Other non-current assets	—	—	18
Accounts payable and accrued expenses	1,912	2,547	141
Deferred revenue	(150)	150	—
Net cash used in operating activities from continuing operations	(32,852)	(32,830)	(26,769)
Net cash provided by operating activities from discontinued operations	—	—	2,459
Net cash used in operating activities	(32,852)	(32,830)	(24,310)
Investing Activities:
Capital expenditures	(1,556)	(745)	(5,689)
Proceeds from disposal of property and equipment	—	—	121
Purchases of short-term investments	(38,717)	—	(15,650)
Proceeds from maturities of short-term investments	19,000	3,100	49,770
Net cash (used in) provided by investing activities from continuing operations	(21,273)	2,355	28,552
Net cash provided by investing activities from discontinued operations	—	—	1,354
Net cash (used in) provided by investing activities	(21,273)	2,355	29,906
Financing Activities:
Principal payments of notes payable	(86)	(15,043)	(1,040)
Proceeds from other borrowings	—	—	200
Net proceeds from sales of common stock	23,089	56,385	17,503
Proceeds from the exercise of stock options	426	952	329
Net cash provided by financing activities	23,429	42,294	16,992
Net (decrease) increase in cash and cash equivalents	(30,696)	11,819	22,588
Cash and cash equivalents at beginning of year	38,757	26,938	4,350
Cash and cash equivalents at end of year	$8,061	$38,757	$26,938
Supplemental disclosure of non-cash activities:
Conversion of convertible debt and accrued interest to common stock	$—	$7,660	$—
Equipment purchases included in accounts payable	$418	$66	$—
Financed insurance premiums	$—	$—	$570
Supplemental disclosure of cash flow information:
Cash interest payments	$—	$817	$1,040

The accompanying notes are an integral part of these consolidated financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Restatement

The accompanying Consolidated Balance Sheet as of December 31, 2009 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended December 31, 2009 and 2008, have been restated in this Annual Report on Form 10-K to reclassify certain warrants as a liability and to mark such liability to fair value for each reporting period based on a reassessment of the applicable accounting guidance, as discussed further in Note 2.

Note 1 — Organization

Novavax, Inc. (the “Company”), is a clinical-stage biopharmaceutical company focused on developing novel, highly potent recombinant vaccines. These vaccines leverage the Company’s virus-like particle (“VLP”) platform technology coupled with a single-use bioprocessing production system. VLPs are genetically engineered three-dimensional nanostructures that incorporate immunologically important lipids and recombinant proteins. The Company’s VLPs resemble the virus they were engineered to mimic, but lack the genetic material to replicate the virus and its single-use bioprocessing production technology uses insect cells rather than chicken eggs or mammalian cells. The Company’s current product targets include vaccines against pandemic and seasonal influenza, including H5N1 and H1N1 pandemic strains, and Respiratory Syncytial Virus (“RSV”).

In 2009, the Company formed a joint venture (the “JV”) with Cadila Pharmaceuticals Ltd. (“Cadila”) named CPL Biologicals Private Limited to develop and manufacture vaccines, biological therapeutics and diagnostics in India. The Company owns 20% of the JV, and Cadila owns the remaining 80% (see Note 5).

Note 2 — Restatement of Consolidated Financial Statements

In July 2008, the Company completed a registered direct offering of 6,686,650 units, raising approximately $17.5 million in net proceeds. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock (the “Warrants”) at a price of $2.68 per unit. The Warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 31, 2009 and July 31, 2013. The Company previously recorded the fair value of the Warrants in stockholders’ equity.

During the fourth quarter in 2010, the Company concluded that because the Warrant agreements do not explicitly preclude net cash settlement in the event registered shares are not available to satisfy exercise of the Warrants, the Warrants should have been classified as a liability, with changes in the fair value of the Warrants reported in its statements of operations. When the Company initially assessed the impact of reclassifying the Warrants as a liability and marking the Warrants to fair value at each reporting period, it utilized a Black-Scholes option-pricing model. Based upon further review of the Warrant agreement, the Company determined that a dynamic pricing model would be more appropriate to estimate the fair value of the Warrants because the Warrants permit Warrant holders to require the Company to purchase such Warrants in exchange for a cash payment in the event of certain Fundamental Transactions, which include a consolidation or merger with or into another corporation or the sale, transfer or other disposition of all or substantially all our property, assets or business to another corporation. Because the Monte Carlo Simulation model of estimating the fair value of the Company’s Warrants can include a probability of a Fundamental Transaction occurring, the Company concluded that it would be the appropriate valuation methodology for the Warrants.

As a result, on March 14, 2011, the Company’s Audit Committee determined that the previously issued consolidated financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008 and in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2009, June 30, 2009, September 30, 2009 and September 30, 2008 should not be relied upon. The Company has restated such consolidated financial statements in this Annual Report of Form 10-K for the year ended December 31, 2010.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 2 — Restatement of Consolidated Financial Statements  – (continued)

The restatements reflect the recalculation of the estimated fair value of the Warrants using a Monte Carlo Simulation model, applying critical assumptions provided by Management, including the possibility of a Fundamental Transaction occurring, reflecting conditions at each valuation date. The Company recomputed the fair value of the Warrants at the end of each quarterly reporting period using subjective input assumptions consistently applied for each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting estimated fair value could be materially different.

The fair value of the Warrants at the end of each reporting period from September 30, 2008 to December 31, 2010 was estimated using the following assumptions:

	January 1, 2010 through December 31, 2010	January 1, 2009 through December 31, 2009	July 31, 2008 through December 31, 2008
Underlying price of common stock per share	$2.17 – $2.43	$1.02 – $3.96	$1.89 – $2.90
Exercise price per share	$3.62	$3.62	$3.62
Risk-free interest rate	0.60% – 1.76%	1.50% – 2.13%	1.44% – 3.25%
Dividend yield	None	None	None
Volatility	75.2% – 82.9%	76.6% – 84.3%	65.8% – 69.5%
Expected life (in years)	2.58 – 3.33 years	3.58 – 4.33 years	4.58 – 5.00 years
Probability of a Fundamental Transaction	0% – 5%	0% – 60%	5% – 20%

The revaluation of the estimated fair value of warrants at each subsequent balance sheet date results in a change in the carrying value of the liability, which is recorded as “Change in fair value of warrant liability” in the Company’s consolidated statements of operations. The net effect of these changes for the years ended December 31, 2009 and 2008, and for each of the three months ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, September 30, 2008 and December 31, 2008 are as follows:

Reporting Period	Warrant Liability (in thousands)	Other Income (Expense) Resulting from Change in Fair Value of Warrant Liability (in thousands)	Net Decrease (Increase) on Loss Per Share
Annual
Year ended December 31, 2009	$4,513	$(1,972)	$(0.02)
Year ended December 31, 2008	2,541	1,538	0.02
Interim (Unaudited)
Quarter ended September 30, 2010	2,742	133	0.00
Quarter ended June 30, 2010	2,875	569	0.00
Quarter ended March 31, 2010	3,444	1,069	0.01
Quarter ended December 31, 2009	4,513	3,678	0.04
Quarter ended September 30, 2009	8,191	(1,738)	(0.02)
Quarter ended June 30, 2009	6,453	(5,417)	(0.06)
Quarter ended March 31, 2009	1,036	1,505	0.02
Quarter ended December 31, 2008	2,541	2,374	0.02
Quarter ended September 30, 2008	4,915	(836)	(0.01)

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 2 — Restatement of Consolidated Financial Statements  – (continued)

The Company has not amended its previously filed Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008 or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2009, June 30, 2009, September 30, 2009 and September 30, 2008 to correct these misstatements, and thus the financial statements and related financial statement information contained in these previously filed reports should no longer be relied upon.

The following tables summarize the effects of the restatement on each affected line item in the accompanying consolidated financial statements as of and for the years ended December 31, 2009 and 2008, and for each of the three months ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, September 30, 2008 and December 31, 2008:

Annual Consolidated Balance Sheets (in thousands)	(As Previously Reported)	(As Restated)
December 31, 2009
Warrant liability	$—	$4,513
Total liabilities	11,140	15,653
Stockholders’ equity:
Additional paid-in-capital	350,810	346,731
Accumulated deficit	(274,150)	(274,584)
Total stockholders’ equity	74,465	69,952
December 31, 2008
Warrant liability	$—	$2,541
Total liabilities	31,136	33,677
Stockholders’ equity:
Additional paid-in-capital	284,595	280,516
Accumulated deficit	(235,776)	(234,238)
Total stockholders’ equity	45,489	42,948

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 2 — Restatement of Consolidated Financial Statements  – (continued)

Interim (Unaudited) Consolidated Balance Sheets (in thousands)	(As Previously Reported)	(As Restated)
September 30, 2010
Warrant liability	$—	$2,742
Total liabilities	12,321	15,063
Stockholders’ equity:
Additional paid-in-capital	374,384	370,305
Accumulated deficit	(305,344)	(304,007)
Total stockholders’ equity	66,993	64,251
June 30, 2010
Warrant liability	$—	$2,875
Total liabilities	11,422	14,297
Stockholders’ equity:
Additional paid-in-capital	354,776	350,697
Accumulated deficit	(294,988)	(293,784)
Total stockholders’ equity	57,523	54,648
March 31, 2010
Warrant liability	$—	$3,444
Total liabilities	12,238	15,682
Stockholders’ equity:
Additional paid-in-capital	350,957	346,878
Accumulated deficit	(285,562)	(284,927)
Total stockholders’ equity	63,139	59,695
September 30, 2009
Warrant liability	$—	$8,191
Total liabilities	8,863	17,054
Stockholders’ equity:
Additional paid-in-capital	329,646	325,567
Accumulated deficit	(260,195)	(264,307)
Total stockholders’ equity	67,017	58,826
June 30, 2009
Warrant liability	$—	$6,453
Total liabilities	13,500	19,953
Stockholders’ equity:
Additional paid-in-capital	315,037	310,958
Accumulated deficit	(252,665)	(255,039)
Total stockholders’ equity	59,721	53,268
March 31, 2009
Warrant liability	$—	$1,036
Total liabilities	30,168	31,204
Stockholders’ equity:
Additional paid-in-capital	285,248	281,169
Accumulated deficit	(244,125)	(241,082)
Total stockholders’ equity	37,794	36,758
September 30, 2008
Warrant liability	$—	$4,915
Total liabilities	33,387	38,302
Stockholders’ equity:
Additional paid-in-capital	284,158	280,079
Accumulated deficit	(224,696)	(225,532)
Total stockholders’ equity	56,132	51,217

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 2 — Restatement of Consolidated Financial Statements  – (continued)

Annual Consolidated Statements of Operations (in thousands)	(As Previously Reported)	(As Restated)
Year Ended December 31, 2009
Change in fair value of warrant liability	$—	$(1,972)
Net loss	(38,374)	(40,346)
Loss per share	(0.45)	(0.47)
Year Ended December 31, 2008
Change in fair value of warrant liability	$—	$1,538
Net loss	(36,049)	(34,511)
Loss per share	(0.53)	(0.51)

The following tables, which reflect unaudited quarterly statements for each quarter during the nine month period ended September 30, 2010 and for each quarter of during the years ended December 31, 2009 and 2008, summarize the effects of the restatement starting with the subtotal prior to the affected line item in the accompanying quarterly statements of operations:

	Quarter Ended
	March 31	June 30	September 30
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
	(in thousands, except per share data)
2010:
Loss from operations before other income (expense)	$(11,454)	$(9,468)	$(10,539)
Interest income	44	44	50
Interest (expense)	(2)	(2)	(2)
Other income (expense)	—	—	136
Change in fair value of warrant liability	—	—	—
Loss before income tax	(11,412)	(9,426)	(10,355)
Income tax benefit	—	—	—
Net loss	$(11,412)	$(9,426)	$(10,355)
Net loss per share	$(0.11)	$(0.09)	$(0.10)

	Quarter Ended
	March 31	June 30	September 30
	(As Restated)	(As Restated)	(As Restated)
	(in thousands, except per share data)
2010:
Loss from operations before other income (expense)	$(11,454)	$(9,468)	$(10,539)
Interest income	44	44	50
Interest (expense)	(2)	(2)	(2)
Other income (expense)	—	—	— (1)
Change in fair value of warrant liability	1,069	569	133
Loss before income tax	(10,343)	(8,857)	(10,358)
Income tax benefit	—	—	136 (1)
Net loss	$(10,343)	$(8,857)	$(10,222)
Net loss per share	$(0.10)	$(0.09)	$(0.10)

(1)	The Company reclassified a refundable income tax credit received in the three months ended September 30, 2010.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 2 — Restatement of Consolidated Financial Statements  – (continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
	(in thousands, except per share data)
2009:
Loss from operations before other income (expense)	$(7,137)	$(7,830)	$(8,262)	$(14,154)
Interest income	104	75	59	45
Interest (expense)	(437)	(326)	(19)	(2)
Other income (expense)	—	—	—	—
Impairment of short-term investments	(879)	(459)	—	—
Realized gains on short-term investments	—	—	692	156
Change in fair value of warrant liability	—	—	—	—
Net loss	$(8,349)	$(8,540)	$(7,530)	$(13,955)
Net loss per share	$(0.12)	$(0.10)	$(0.08)	$(0.15)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(in thousands, except per share data)
2009:
Loss from operations before other income (expense)	$(7,137)	$(7,830)	$(8,262)	$(14,154)
Interest income	104	75	59	45
Interest (expense)	(437)	(326)	(19)	(2)
Other income (expense)	—	—	—	—
Impairment of short-term investments	(879)	(459)	—	—
Realized gains on short-term investments	—	—	692	156
Change in fair value of warrant liability	1,505	(5,417)	(1,738)	3,678
Net loss	$(6,844)	$(13,957)	$(9,268)	$(10,277)
Net loss per share	$(0.10)	$(0.16)	$(0.10)	$(0.11)

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 2 — Restatement of Consolidated Financial Statements  – (continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
	(in thousands, except per share data)
2008:
Loss from continuing operations before other income (expense)	$(7,220)	$(8,204)	$(9,726)	$(9,210)
Interest income	543	322	(170)	264
Interest (expense)	(426)	(432)	(434)	(391)
Impairment of short-term investments	—	—	—	(1,238)
Change in fair value of warrant liability	—	—	—	—
Loss from continuing operations	(7,103)	(8,314)	(10,330)	(10,575)
(Loss) income from discontinued operations	(652)	(1,058)	2,488	(505)
Net loss	$(7,755)	$(9,372)	$(7,842)	$(11,080)
Net loss per share	$(0.13)	$(0.15)	$(0.12)	$(0.15)

	Quarter Ended
	September 30	December 31
	(As Restated)	(As Restated)
	(in thousands, except per share data)
2008:
Loss from continuing operations before other income (expense)	$(9,726)	$(9,210)
Interest income	(170)	264
Interest (expense)	(434)	(391)
Impairment of short-term investments	—	(1,238)
Change in fair value of warrant liability	(836)	2,374
Loss from continuing operations	(11,166)	(8,201)
(Loss) income from discontinued operations	2,488	(505)
Net loss	$(8,678)	$(8,706)
Net loss per share	$(0.13)	$(0.13)

The net income (loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income (loss) per share for the four quarters may not equal the net income (loss) per share for the respective twelve-month period.

Note 3 — Liquidity Matters

Since its inception, the Company has incurred, and continues to incur, significant losses from operations. At December 31, 2010, the Company had cash and cash equivalents of $8.1 million and short-term investments with a fair value of $23.6 million.

The Company’s vaccine candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing, and regulatory approval prior to commercial use. The Company’s research and development efforts may not be successful and any potential vaccine candidates may not prove to be safe and effective in clinical trials. Even if developed, these vaccine candidates may not receive regulatory approval or be successfully introduced and marketed at prices

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 3 — Liquidity Matters  – (continued)

that would permit the Company to operate profitably. The commercial launch of any vaccine is subject to significant risks including, but not limited to, manufacturing scale-up and market acceptance.

Based on the Company’s cash, cash equivalents and short-term investments balances as of December 31, 2010, anticipated revenue under the HHS BARDA contract awarded in February 2011, anticipated proceeds from sales of the Company’s common stock under its At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC (“MLV”) and its current business operations, the Company believes it will have adequate capital resources available to operate at planned levels for at least the next twelve months. Additional capital will be required in the future to develop its vaccine candidates through clinical development, manufacturing and commercialization. The Company’s ability to generate revenue under the HHS BARDA contract and raise funds under its At Market Issuance Sales Agreement is subject to its business performance and market conditions. Further, the Company will seek additional capital through public or private equity offerings, debt financing, strategic alliance and licensing arrangements, government contracts, collaborative arrangements, or some combination of these financing alternatives. Any capital raised by an equity offering, whether public or private, will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require the Company to give up rights to a product or technology at less than its full potential value. The Company has not secured any additional commitments for new financing nor can the Company provide any assurance the Company’s financing will be available on commercially acceptable terms, if at all. If the Company is unable to perform under the HHS BARDA contract and obtain additional capital, it will assess its capital resources and will likely be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, and/or downsize the organization, including its general and administrative infrastructure.

Note 4 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fielding Pharmaceutical Company (“Fielding”). All significant intercompany accounts and transactions have been eliminated in consolidation. Fielding had been an inactive subsidiary with no assets or liabilities for several years, and effective December 31, 2010, the Company dissolved this legal entity.

As a result of the Company’s sale of its Estrasorb business in 2008, the consolidated financial statements and the related note disclosures reflect the operations of the Estrasorb business as a discontinued operation. In 2008, the Company recorded income from discontinued operations of $0.3 million from its former Estrasorb business.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase.

Short-Term Investments

Short-term investments at December 31, 2010 consist of commercial paper, corporate notes and investments in three auction rate securities. All marketable securities had original maturities greater than 90 days, but less than one year. In 2009 and 2008, the Company recorded other-than-temporary impairment

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4 — Summary of Significant Accounting Policies  – (continued)

charges related to its auction rate securities of $1.3 million and $1.2 million, respectively, because of the uncertainties in the credit markets and management’s belief these securities could not be sold at par value, but are saleable at a discount from their par value. In 2009, the Company realized gains of $0.8 million relating to redemptions of several auction rate securities from its portfolio.

The Company had invested in auction rate securities for short periods of time as part of its cash management program. Uncertainties in the credit markets have prevented the Company from liquidating certain holdings of auction rate securities as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, the Company considered various factors to assess the fair value and the classification of the securities as short-term investments. Fair value was determined through an independent valuation using two valuation methods — a discounted cash flow method and a market comparable method. Certain factors used in these methods include, but are not necessarily limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, the Company’s ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value, and other factors.

The Company has classified its short-term investments as available-for-sale since the Company may need to liquidate these securities within the next year. The available-for-sale securities are carried at fair value and unrealized gains and losses on these securities, if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity. Short-term investments are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities until market recovery, to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded in the consolidated statements of operations. The specific identification method is used in computing realized gains and losses on sale of the Company’s securities.

Short-term investments classified as available-for-sale as of December 31, 2010 and 2009 were comprised of (in thousands):

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$3,373	$773	$—	$4,146	$3,373	$820	$—	$4,193
Corporate debt securities	19,470	—	(1)	19,469	—	—	—	—
Total	$22,843	$773	$(1)	$23,615	$3,373	$820	$—	$4,193

Financial Instruments and Concentration of Credit Risk

Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents and short-term investments. The Company’s investment policy limits investments to certain types of instruments, including auction rate securities, high-grade corporate debt securities and money market instruments, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. At times, the Company maintains cash balances in financial institutions, which may exceed federally insured limits. The Company has not

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4 — Summary of Significant Accounting Policies  – (continued)

experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities at December 31, 2010 and 2009.

Fair Value Measurements

The Company adopted Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.

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

Financial assets and liabilities measured a fair market value on a recurring basis as of December 31, 2010 and 2009 are summarized below (in thousands):

	Fair Value at December 31, 2010			Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Corporate debt securities	$—	$23,615	$—	$—	$4,193	$—
Total Short-term investments	$—	$23,615	$—	$—	$4,193	$—
Liabilities
Warrant liabilities	$—	$—	$2,842	$—	$—	$4,513

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended December 31, 2010 (in thousands):

Fair Value Measurements of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$4,513
Change in fair value of Warrant liability	(1,671)
Balance at December 31, 2010	$2,842

The amounts in the Company’s consolidated balance sheet for accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4 — Summary of Significant Accounting Policies  – (continued)

Accounts Receivable

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

Property and equipment is comprised of the following at December 31 (in thousands):

	2010	2009
Construction in progress	$522	$1,351
Machinery and equipment	6,697	4,348
Leasehold improvements	4,531	4,531
Computer software and hardware	554	333
	12,304	10,563
Less accumulated depreciation and amortization	(4,098)	(2,762)
Property and equipment, net	$8,206	$7,801

Depreciation and amortization expense was approximately $1.4 million, $1.2 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill and Intangible Assets

Goodwill originally resulted from a business acquisition in 2000. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired was recorded as goodwill. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests annually, or more frequently should indicators of impairment arise. The Company utilizes primarily the market approach and, if considered necessary, the income approach to determine if it has an impairment of its goodwill. The market approach is based on market value of invested capital. The income approach is used as a confirming look to the market approach. Goodwill impairment is deemed to exist if the carrying value of the reporting unit exceeds its estimated fair value.

At December 31, 2010 and 2009, the Company used the market approach to determine if the Company had an impairment of its goodwill. Step one of the impairment test states that if the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not to be impaired. The fair value of the Company’s reporting unit was substantially higher than the carrying value, resulting in no impairment to goodwill at December 31, 2010 and 2009.

Equity Method Investments

The Company has an equity investment in CPL Biologicals Private Limited. The Company accounts for this investment using the equity method (see Note 5). Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions up to the amount initially invested or advanced.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4 — Summary of Significant Accounting Policies  – (continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires grants of employee stock options and restricted stock awards to be recognized in the financial statements based upon their respective grant-date fair values. The Company recognizes compensation expense on a straight-line basis over the requisite service period (generally the vesting period) of the equity awards, which typically occurs ratably over periods ranging from six months to four years. See Note 10 for a further discussion on stock-based compensation.

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4 — Summary of Significant Accounting Policies  – (continued)

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

Research and Development Expenses

Research and development expenses are expensed as incurred. These expenses consist primarily of salaries and related expenses for personnel, costs associated with contract research and manufacturing organizations, manufacturing supplies and outside animal and pre-clinical testing.

Warrant Accounting

The Company accounts for the Warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities. As such, the Warrants have been classified as a non-current liability in the Company’s consolidated statements of operations. In compliance with applicable accounting standards, registered warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company uses the Monte Carlo Simulation model to determine the fair value of the Warrants.

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

Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2010 and 2009, the Company had no accruals for interest or penalties related to income tax matters.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding warrants, stock options and unvested restricted stock awards totaling 9,344,635, 9,428,319 and 9,570,135 shares at December 31, 2010, 2009 and 2008, respectively, are excluded from the computation for 2010, 2009 and 2008, as their effect is anti-dilutive.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4 — Summary of Significant Accounting Policies  – (continued)

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) as prescribed by ASC 220, Comprehensive Income. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners. Total comprehensive loss was $35.8 million, $39.5 million (as restated) and $34.5 million (as restated) for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the Company’s other comprehensive income consists of $0.8 million related to its available-for-sale securities. During 2008 and early 2009, the Company experienced a decrease in its auction rate securities and recorded other-than-temporary impairment charges and adjusted the carrying value of these securities.

Segment Information

The Company manages its business as one operating segment: developing novel, highly potent recombinant vaccines. The Company does not operate separate lines of business with respect to its vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC 280, Segment Reporting.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of variable interest entities, which was effective for the Company beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which amends Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU was effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption, except for the requirement to provide the Level 3 activity, did not have a material impact on the Company’s financial position and results of operations. The Company does not believe the adoption of the Level 3 activity will have a material impact on its consolidated financial statements.

In September 2009, ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, was issued and changed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The impact of ASU 2009-13 on the Company’s

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4 — Summary of Significant Accounting Policies  – (continued)

consolidated financial statements will depend on the nature and terms of its revenue arrangements entered into or materially modified after the adoption date. However, based on the Company’s current customer arrangements, the Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

In March 2010, ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force, was issued and will amend the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective on a prospective basis for milestones achieved on or after January 1, 2011, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The Company expects to prospectively apply the amended guidance to milestones achieved on or after January 1, 2011. The new guidance is consistent with the Company’s current revenue recognition policies for arrangements with milestones. As a result, the Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

Note 5 — Joint Venture

In March 2009, the Company entered into a Joint Venture Agreement (the “JVA”) with Cadila Pharmaceuticals Ltd., a private company incorporated under the laws of India (“Cadila”) pursuant to which the Company and Cadila formed CPL Biologicals Private Limited, a joint venture (the “JV”), of which 80% is owned by Cadila and 20% is owned by Novavax. The JV will develop and manufacture the Company’s seasonal influenza and pandemic vaccine candidates and Cadila’s biogeneric products and other diagnostic products for the territory of India. The JV has the right to negotiate a definitive agreement for rights to certain future Novavax products (other than RSV) and certain future Cadila products in India, prior to Novavax or Cadila licensing such rights to a third party. Novavax has the right to negotiate the licensing of vaccines developed by the JV using Novavax’s technology for commercialization in every country except for India and vaccines developed by the JV using Cadila’s technology for commercialization in certain other countries, including the United States. Cadila has committed to contribute approximately $8 million over three years to support the JV’s operations. In connection with the JVA, in March 2009, the Company also entered into a license agreement, an option to enter into a license agreement, a technical services agreement and a supply agreement with the JV and a master services agreement with Cadila. Because the Company does not control the JV, the Company accounts for its investment using the equity method. Since the carrying value of the Company’s contribution was nominal and there is no guarantee or commitment to provide future funding, the Company has not recorded nor expects to record losses related to this investment in the future.

Also in March 2009, the Company entered into a Stock Purchase Agreement with Satellite Overseas (Holdings) Limited (“SOHL”), a subsidiary of Cadila, pursuant to which SOHL purchased 12.5 million shares of the Company’s common stock at the market price of $0.88 per share, resulting in net proceeds of approximately $10.6 million.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2010	2009
Employee benefits and compensation	$2,293	$1,726
Research and development accruals	3,421	2,638
Other accrued expenses	535	1,038
Accrued interest	24	15
Accrued expenses and other current liabilities	$6,273	$5,417

Note 7 — Long-Term Debt

Notes Payable

Notes payable consist of the following at December 31 (in thousands):

	2010	2009
Opportunity Grant Fund notes payable; non-interest bearing; principal only payments due in monthly installments of $6,667 through April 2012	$100	$186
Loan agreements; bear interest at 3% per annum; repayment is conditional	300	300
Total	400	486
Less current portion	(80)	(80)
Long-term portion	$320	$406

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

Aggregate future minimum principal payments on long-term debt at December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$80
2012	20
2013	300
Total minimum principal payments	$400

Convertible Notes

At December 31, 2008, the Company had convertible notes (“Notes”) outstanding, net of a discount, totaling $21.8 million. These notes had a face value of $22 million, with interest at 4.75%, due July 15, 2009 and were convertible by the holders into 4,029,304 shares of the Company’s common stock at $4.00 per share.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 7 — Long-Term Debt  – (continued)

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

Note 8 — Sales of Common Stock

In March 2010, the Company terminated the January Sales Agreement and the September Sales Agreement with Wm Smith & Co. (“Wm Smith”) and entered into an At the Market Sales Agreement with McNicoll, Lewis & Vlak LLC, as sales agent, under which the Company may sell an aggregate of $50 million of gross proceeds of the Company’s common stock. The Company’s Board of Directors authorized the sale of up to 25 million shares of common stock pursuant to the At the Market Sales Agreement. In 2010, the Company sold 10,513,849 shares at a range of $2.10 – $2.55 and received net proceeds of approximately $23.1 million under the At the Market Sales Agreement.

In November 2009, the Company issued 6,800,000 shares of common stock at $3.30 per share in an underwritten public offering. The Company received net proceeds of approximately $21 million.

In June 2009, the Company entered into a stock purchase agreement with ROVI Pharmaceuticals of Spain for the purchase of $3 million of common stock at $2.74 per share and issued approximately 1,094,891 shares of its common stock in this transaction.

In March 2009, the Company entered into a stock purchase agreement with SOHL, pursuant to which SOHL purchased 12.5 million shares of common stock at the market price of $0.88 per share. The Company received net proceeds of approximately $10.6 million.

In January 2009, the Company entered into an At the Market Sales Agreement (the “January Sales Agreement”) with Wm Smith, under which the Company could sell an aggregate of up to $25 million in gross proceeds of its common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. During 2009, the Company sold 7,489,207 shares at a range of $1.75 – $5.03 and received net proceeds of approximately $22 million under the January Sales Agreement. On September 15, 2009, the Company entered into a second At Market Issuance Sales Agreement (the “September Sales Agreement”), with Wm Smith, under which the Company could sell an aggregate of up to $10 million in gross proceeds of the Company’s common stock from time to time through Wm Smith. These agreements were terminated by the Company in 2010.

In July 2008, the Company completed a registered direct offering of 6,686,650 units, with each unit consisting of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit (or $2.8425 per unit for units sold to affiliates of the Company). The warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable between January 31, 2009 and July 31, 2013 (the “Warrants”). At December 31, 2010, 3,343,325 Warrants remain outstanding. The Company received net proceeds of approximately $17.5 million in connection with the registered direct offering (See Note 2).

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 9 — Stockholders’ Equity

On August 7, 2002, the Company adopted a Shareholder Rights Plan, which provides for the issuance of rights to purchase shares of Series D Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company. Under the Shareholder Rights Plan, the Company distributed one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The Rights were distributed to stockholders of record on August 16, 2002.

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

Note 10 — Stock-Based Compensation

The Company has granted equity awards under several plans. Under the 2005 Stock Incentive Plan (the “2005 Plan”), approved in May 2005 and amended in June 2007 by the Company’s stockholders, equity awards may be granted to officers, directors, employees, consultants and advisors to the Company and any present or future subsidiary to purchase a maximum of 5,565,724 shares of the Company’s common stock. In addition, at the time of approval of the 2005 Plan, a maximum 5,746,468 shares of common stock subject to stock options outstanding under the Company’s 1995 Stock Option Plan (the “1995 Plan”) may revert to and become issuable under the 2005 Plan, if such options should expire or otherwise terminate unexercised. Although the term of the 1995 Plan has expired and no new awards may be made under the plan, stock options previously granted remain in existence in accordance with their terms.

Under the 2005 Plan, the 1995 Plan and the 1995 Director Stock Option Plan (the “1995 Director Plan”) incentive stock options, having a maximum term of 10 years, can be or were granted at no less than 100% of the fair value of the Company’s common stock at the time of grant and are generally exercisable over periods ranging from six months to four years. There is no minimum exercise price for non-statutory stock options. The 1995 Director Plan has expired and no stock options remain outstanding.

The Company recorded stock-based compensation expense in the consolidated statement of operation as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Research and development	$335	$539	$861
General and administrative	1,004	994	1,209
Total stock-based compensation expenses	$1,339	$1,533	$2,070

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 10 — Stock-Based Compensation  – (continued)

Stock Options Awards

The following is a summary of option activity under the 2005 Plan, the 1995 Plan and the 1995 Director Plan for the year ended December 31, 2010:

	2005 Stock Incentive Plan		1995 Stock Option Plan		1995 Director Stock Option Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	4,878,675	$2.38	1,086,319	$5.72	30,000	$5.63
Granted	1,898,250	$2.33	—	$—	—	$—
Exercised	(216,942)	$1.50	(45,000)	$2.21	—	$—
Canceled	(1,345,189)	$2.59	(461,469)	$7.04	(30,000)	$5.63
Outstanding at December 31, 2010	5,214,794	$2.34	579,850	$4.97	—	$—
Vested and expected to vest at December 31, 2010	4,811,509	$2.35	579,850	$4.97	—	$—
Shares exercisable at December 31, 2010	2,697,481	$2.35	579,850	$4.97	—	$—
Shares available for grant at December 31, 2010	2,652,655

The fair value of the stock options granted for the years ended December 31, 2010, 2009 and 2008, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Weighted average fair value of options granted	$1.47	$1.29	$1.59
Risk-free interest rate	0.93% – 2.89%	1.56% – 3.19%	1.97% – 3.29%
Dividend yield	0%	0%	0%
Volatility	97.00 – 108.02%	85.68 – 119.53%	81.14% – 87.78%
Expected life (in years)	3.06 – 6.26	3.89 – 7.05	3.62 – 6.37
Expected forfeiture rate	21.07%	21.07%	21.96%

The aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable as of December 31, 2010 was approximately $1.6 million and 5.5 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of options vested and expected to vest as of December 31, 2010 was $2.3 million and 6.7 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount is subject to change based on changes to the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for 2010, 2009 and 2008 was $0.3 million, $0.9 million and $0.1 million, respectively.

Restricted Stock Awards

Under the 2005 Plan, the Company granted restricted stock awards subject to certain performance-based or time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 10 — Stock-Based Compensation  – (continued)

The following is a summary of restricted stock awards activity for the year ended December 31, 2010:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2010	90,000	$3.04
Restricted stock granted	75,000	$2.20
Restricted stock vested	(31,667)	$3.03
Restricted stock forfeited	(76,667)	$2.64
Outstanding at December 31, 2010	56,666	$2.47

As of December 31, 2010, there was approximately $2.3 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested options and restricted stock awards. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.3 years.

Note 11 — Employee Benefits

The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed 90 days of service may elect to contribute up to 15% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

The Company currently matches 25% of the first 6% of the participants’ deferral. Contributions to the 401(k) plan vest equally over a three-year period. The Company has expensed, net of forfeitures, approximately $71,000, $37,000 and $77,000 in 2010, 2009 and 2008, respectively.

Note 12 — Therapeutic Tax Credit

In July 2010, the Company submitted applications for qualifying therapeutic discovery project credits under §48D of the Internal Revenue Code, as amended (the “Code”), as added to the Code by section 9023(a) of the Patient Protection and Affordable Care Act of 2010. In October 2010, the Company was awarded grants totaling $1.0 million related to it applications, of which $0.8 million was received in 2010. The remainder of such grants could be received in 2011.

Note 13 — Income Taxes

The Company recorded a current income tax expense for foreign and state income taxes of approximately $0 and $0.1 million and a deferred federal income tax benefit of $0.5 million and $0 for the years ended December 31, 2010 and 2009, respectively. The components of the income tax provision (benefit) are as follows (in thousands):

	2010	2009
Current	$—	$92
Deferred	(450)	—
Net provision	$(450)	$92

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 13 — Income Taxes  – (continued)

Deferred tax assets (liabilities) consist of the following at December 31 (in thousands):

	2010	2009
Net operating losses	$99,999	$87,698
Research tax credits	4,924	3,880
Other	3,290	3,539
Total deferred tax assets	108,213	95,117
Other	(209)	(264)
Total deferred tax liabilities	(209)	(264)
Net deferred tax assets	108,004	94,853
Less valuation allowance	(108,004)	(94,853)
Deferred tax assets, net	$—	$—

The differences between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	2010	2009	2008
Statutory federal tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)%	—%	(6)%
Research and development credit	(2)%	(1)%	(1)%
Other	3%	(4)%	—%
Change in valuation allowance	36%	39%	41%
	(1)%	—%	—%

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2010 and 2009 as management believes it is more likely than not that the assets will not be realizable.

During the year ended December 31, 2010, as a result of new legislation allowing for the partial refund of research and development credits, the Company requested and received a refund of approximately $0.1 million. In addition, during the year ended December 31, 2010, the Company received grants totaling $0.8 million for qualifying therapeutic discovery projects under Internal Revenue Code Section 48D. The combination of the refundable research and development credits and the Internal Revenue Code Section 48D grant resulted in the Company recording a deferred federal income tax benefit of $0.5 million during the year ended December 31, 2010.

As of December 31, 2010, the Company had tax return reported federal net operating losses and tax credits available as follows (in thousands):

Amount
Federal net operating losses expiring through the year 2030	$271,052
Research tax credits expiring through the year 2030	5,578
Alternative-minimum tax credit (no expiration)	94

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 13 — Income Taxes  – (continued)

carryforwards and credits attributable to periods before the change and could result in a reduction in the total net operating losses and credits available.

Beginning in 2006, the windfall equity-based compensation deductions are tracked off balance sheet. During 2010, 2009 and 2008, the Company recorded $0, $0.5 million and $0.2 million, respectively, of windfall stock compensation deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with these deductions will be credited to additional paid-in capital. These excess benefit deductions are included in the total Federal net operating losses disclosed above.

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

Amount
Unrecognized tax benefits as of January 1, 2009	$6,539
Gross increases – tax positions in prior period	—
Gross decreases – tax position in prior period	(2,105)
Gross increases – current-period tax positions	425
Increases (decreases) from settlements	—
Unrecognized tax benefits as of December 31, 2009	$4,859
Gross increases – tax positions in prior period	105
Gross decreases – tax position in prior period	(54)
Gross increases – current-period tax positions	—
Increases (decreases) from settlements	—
Unrecognized tax benefits as of December 31, 2010	$4,910

To the extent these unrecognized tax benefits are ultimately recognized, it would affect the annual effective income tax rate.

The Company and its subsidiary file income tax returns in the United States federal jurisdiction and in various states. The Company had tax net operating losses and credit carryforwards that are subject to examination for a number of years beyond the year in which they are generated for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards remain subject to examination.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010 and December 31, 2009, the Company had no accruals for interest or penalties related to income tax matters.

Note 14 — Commitments and Contingencies

Operating Leases

The Company conducts its operations from a leased facility, under an operating lease with a term expiring in 2017, in Rockville, Maryland. The lease obligates the Company to pay building operating costs. The Company also leased space in Malvern, Pennsylvania, its former corporate headquarters, under an operating lease with a term expiring in 2014. The Company has subleased this facility under an amended sublease agreement expiring in 2014.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 14 — Commitments and Contingencies  – (continued)

Future minimum rental commitments under non-cancelable leases as of December 31, 2010 are as follows (in thousands):

Year	Operating Leases	Sublease	Net Operating Leases
2011	$2,087	$(281)	$1,806
2012	2,132	(288)	1,844
2013	2,179	(295)	1,884
2014	2,151	(201)	1,950
2015	2,016	—	2,016
Thereafter	2,232	—	2,232
Total minimum lease payments	$12,797	$(1,065)	$11,732

Total rent expenses approximated $1.6 million, $1.5 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense for the year ended December 31, 2008 includes an accrual of $0.4 million related to the exit of the Taft Court facility.

Purchase Obligations

In March 2009, the Company and Cadila entered into a master services agreement (the “Master Services Agreement”) pursuant to which the Company may request services from Cadila in the areas of biologics research, pre-clinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services in India. If, at the third anniversary of the Master Services Agreement, the amount of services provided by Cadila is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project. The term of the Master Services Agreement is five years, but may be terminated by either party if there is a material breach that is not cured within 30 days of notice or, at any time after three years, provided that 90 days prior notice is given to the other party. As of December 31, 2010, the Company’s remaining obligation to Cadila under the Master Services Agreement is $7.4 million.

Contingencies

License Agreement with Wyeth Holdings Corporation

The Company entered into a license agreement in 2007 with Wyeth Holdings Corporation, a subsidiary of Pfizer Inc (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular product candidate, the Company would be obligated to pay an aggregate of $14.0 million to Wyeth for each product candidate developed and commercialized under the agreement. In May 2010, the Company amended the license, effective as of March 17, 2010, under which the parties agreed that the Company would not be obligated to make a milestone payment in the event its H1N1 pandemic vaccine candidate received regulatory approval in the country of Mexico, provided that the Company increase certain subsequent milestone payments. Annual license maintenance fees under the agreement total $0.2 million per annum. The royalty to be paid by the Company under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of December 31, 2010 aggregated $5.1 million. The agreement

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 14 — Commitments and Contingencies  – (continued)

will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at the Company’s option or by Wyeth for an uncured breach by the Company.

License Agreement with University of Massachusetts Medical School

The Company entered into an exclusive license agreement in 2007 with the University of Massachusetts Medical School (“UMMS”). The license is an exclusive, worldwide license of VLP technology to develop VLP vaccines for the prevention of any viral diseases in humans. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. Payments under the agreement as of December 31, 2010 were not material. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at the Company’s option or by either party for an uncured breach by the other party.

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers and key employees. The employment agreements have one year terms that automatically renew annually and provide for base salaries and other incentives. The agreements include a provision whereby if the Company terminates the employment of such an employee other than for cause, including pursuant to a change of control under its severance plan, or the employee leaves the Company for good reason, such employee shall be entitled to receive payment of existing salary and benefits for a period that ranges from six to 24 months.

Note 15 — Related Party Transactions

Dr. Rajiv Modi, a director of Novavax, is also a managing director of Cadila Pharmaceuticals Ltd. (“Cadila”). The Company and Cadila have formed a joint venture called CPL Biologicals Private Limited, of which the Company owns 20%. The Company and Cadila also have entered into a Master Services Agreement, pursuant to which Cadila may perform certain research, development and manufacturing services for the Company up to $7.5 million. A subsidiary of Cadila owns 12.5 million shares of the Company’s outstanding common stock. Since entering into the Master Services Agreement and through December 31, 2010, the Company has incurred $0.1 million under the agreement. In addition, during 2010 the Company’s activities relating to the JV consisted of the purchase by the Company of laboratory equipment for $0.2 million and the reimbursement by the JV of travel and administrative costs and services provided to the JV totaling $0.2 million. The reimbursement of these costs and services are recorded as a reduction to operating expenses.

Mr. Lambert, a former member and Executive Chairman of the Company’s Board of Directors, had a consulting agreement with the Company, pursuant to which he assisted the Company with issues regarding the development and commercialization of its vaccine candidates and assisted with business development predominantly in the international markets. For the years ended December 31, 2010, 2009 and 2008, the Company recorded consulting expenses of $41,000, $220,000 and $220,000, respectively, in accordance with the consulting agreement. On March 8, 2010, Mr. Lambert’s consulting agreement expired by its original terms. In June 2010, the Company entered into a new consulting agreement with Mr. Lambert, pursuant to which, as of April 1, 2010 and concluding on September 23, 2010, he acted as a Novavax representative on the board of directors of CPL Biologicals Private Limited. During 2010, the Company incurred $32,250 for these services, of which $17,250 has been reimbursed by the JV.

On February 15, 2010, the Board of Directors elected Mr. Stanley Erck as its new Executive Chairman. Mr. Erck will be paid a salary of $300,000 per annum and has been granted equity awards.

Two of the Company’s former directors have outstanding notes due to the Company in the aggregate principal amount of $1,572,000, as reflected on the Company’s balance sheet as of December 31, 2010. The notes, in the initial principal amount of $1,479,268, were initially delivered by the former directors to the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 15 — Related Party Transactions  – (continued)

Company in March 2002 as payment of the exercise price of options. In May 2008, one of the Notes was amended and restated to, among other things, include accrued interest in the principal amount, bringing the aggregate principal amount outstanding to $1,610,516. As of December 31, 2010, the Company received payments of $65,000. As security, the former directors pledged shares of the Company’s common stock as collateral. The Company has the right to sell the pledged shares. As of December 31, 2010, the outstanding principal and interest for these two notes was $2.0 million. The Company has not accrued interest due to collection concerns. Both notes are currently in default and the Company is pursuing the collection of these promissory notes.

Note 16 — Subsequent Events

HHS BARDA Contract Award for Recombinant Influenza Vaccines

In September 2009, the Company responded to the HHS BARDA request for proposal (“RFP”) for a potential contract award for the advanced development of recombinant influenza vaccines. In April 2010, the Company was notified by HHS BARDA that its proposal was within the competitive range for award consideration. On September 30, 2010, at the request of HHS BARDA, the Company submitted final technical and business proposal revisions to the RFP. In February 2011, the Company was awarded a contract from HHS BARDA valued at $97 million for the first 36 month base-period, with an HHS BARDA option for an additional period of 24 months valued at $82 million, for a total contract value of up to $179 million. The HHS BARDA contract award provides significant funding for the Company’s continued ongoing clinical development and product scale-up of its seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee reimbursement contract in that HHS BARDA will reimburse the Company for direct contract costs incurred plus allowable indirect costs and a fee earned in the further development of its seasonal and pandemic H5N1 influenza vaccines. Billings under the contract will be based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect rates will be subject to review by the HHS BARDA’s auditor on an annual basis. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly.

License Agreement with LG Life Sciences, Ltd.

In February 2011, the Company entered into a licensing agreement with LG Life Sciences, Ltd. (“LGLS”) that allows LGLS to use its VLP technology to develop and commercially sell its influenza vaccines in South Korea and certain other emerging-market countries. LGLS received an exclusive license to the Company’s influenza VLP technology in South Korea and a non-exclusive license in the other specified countries. At its own cost, LGLS is responsible for funding its clinical development of the influenza VLP vaccines and completing a manufacturing facility in South Korea. The Company will receive (i) a guaranteed upfront payment, (ii) potential milestone payments and (iii) double-digit royalty payments from LGLS’s future commercial sales of influenza VLP vaccines.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 17 — Quarterly Financial Information (Unaudited)

The following tables summarize the effects of the restatement starting with the subtotal prior to each affected line item in the accompanying quarterly statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
	(in thousands, except per share data)
2010:
Revenue	$110	$7	$175	$51
Loss from operations before other income (expense)	(11,454)	(9,468)	(10,539)	(7,034)
Interest income	44	44	50	50
Interest (expense)	(2)	(2)	(2)	(2)
Other income (expense)	—	—	136	485
Change in fair value of warrant liability	—	—	—	(100)
Loss before income tax	(11,412)	(9,426)	(10,355)	(6,601)
Income tax benefit	—	—	—	315
Net loss	$(11,412)	$(9,426)	$(10,355)	$(6,286)
Net loss per share	$(0.11)	$(0.09)	$(0.10)	$(0.06)

	Quarter Ended
	March 31	June 30	September 30
	(As Restated)	(As Restated)	(As Restated)
	(in thousands, except per share data)
2010:
Revenue	$110	$7	$175
Loss from operations before other income (expense)	(11,454)	(9,468)	(10,539)
Interest income	44	44	50
Interest (expense)	(2)	(2)	(2)
Other income (expense)	—	—	— (1)
Change in fair value of warrant liability	1,069	569	133
Loss before income tax	(10,343)	(8,857)	(10,358)
Income tax benefit	—	—	136 (1)
Net loss	$(10,343)	$(8,857)	$(10,222)
Net loss per share	$(0.10)	$(0.09)	$(0.10)

(1)	The Company reclassified a refundable income tax credit received in the three months ended September 30, 2010.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 17 — Quarterly Financial Information (Unaudited)  – (continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
	(in thousands, except per share data)
2009:
Revenue	$21	$29	$201	$75
Loss from operations before other income (expense)	(7,137)	(7,830)	(8,262)	(14,154)
Interest income	104	75	59	45
Interest (expense)	(437)	(326)	(19)	(2)
Other income (expense)	—	—	—	—
Impairment of short-term investments	(879)	(459)	—	—
Realized gains on short-term investments	—	—	692	156
Change in fair value of warrant liability	—	—	—	—
Net loss	$(8,349)	$(8,540)	$(7,530)	$(13,955)
Net loss per share	$(0.12)	$(0.10)	$(0.08)	$(0.15)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(in thousands, except per share data)
2009:
Revenue	$21	$29	$201	$75
Loss from operations before other income (expense)	(7,137)	(7,830)	(8,262)	(14,154)
Interest income	104	75	59	45
Interest (expense)	(437)	(326)	(19)	(2)
Other income (expense)	—	—	—	—
Impairment of short-term investments	(879)	(459)	—	—
Realized gains on short-term investments	—	—	692	156
Change in fair value of warrant liability	1,505	(5,417)	(1,738)	3,678
Net loss	$(6,844)	$(13,957)	$(9,268)	$(10,277)
Net loss per share	$(0.10)	$(0.16)	$(0.10)	$(0.11)

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 17 — Quarterly Financial Information (Unaudited)  – (continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
	(in thousands, except per share data)
2008:
Revenue	$458	$342	$194	$70
Loss from continuing operations before other income (expense)	(7,220)	(8,204)	(9,726)	(9,210)
Interest income	543	322	(170)	264
Interest (expense)	(426)	(432)	(434)	(391)
Impairment of short-term investments	—	—	—	(1,238)
Change in fair value of warrant liability	—	—	—	—
Loss from continuing operations	(7,103)	(8,314)	(10,330)	(10,575)
(Loss) income from discontinued operations	(652)	(1,058)	2,488	(505)
Net loss	$(7,755)	$(9,372)	$(7,842)	$(11,080)
Net loss per share	$(0.13)	$(0.15)	$(0.12)	$(0.15)

	Quarter Ended
	September 30	December 31
	(As Restated)	(As Restated)
	(in thousands, except per share data)
2008:
Revenue	$194	$70
Loss from continuing operations before other income (expense)	(9,726)	(9,210)
Interest income	(170)	264
Interest (expense)	(434)	(391)
Impairment of short-term investments	—	(1,238)
Change in fair value of warrant liability	(836)	2,374
Loss from continuing operations	(11,166)	(8,201)
(Loss) income from discontinued operations	2,488	(505)
Net loss	$(8,678)	$(8,706)
Net loss per share	$(0.13)	$(0.13)

The net income (loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income (loss) per share for the four quarters may not equal the net income (loss) per share for the respective twelve-month period.

NOVAVAX, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010, 2009 and 2008
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2010	$—	$—	$—	$—
2009	218	—	(218)	—
2008	168	54	(4)	218
Net Deferred Tax Asset Valuation Allowance:
2010	$94,853	$13,151	$—	$108,004
2009	80,799	14,054	—	94,853
2008	67,391	13,408	—	80,799
Sales Return and Rebate Allowance:
2010	$40	$—	$(40)	$—
2009	118	68	(146)	40
2008	371	53	(306)	118