Form 10-Q/A
period 2011-03-31
NOVAVAX INC
filed 2011-11-04
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

This Form 10-Q/A (“Amendment No. 1”) to Novavax, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2011 (the “Original Filing”), is being filed as an exhibit-only filing in response to communications received from the SEC in connection with the confidential treatment requests made with respect to Exhibits 10.1 (Contract, effective as of February 24, 2011, between the Company and HHS/OS/ASPR/BARDA)  and 10.2 (License Agreement, entered in February 25, 2011, effective as of December 9, 2010, between the Company and LG Life Sciences, Ltd.). Item 6 of Part II of the Original filing is hereby amended to include revised redacted versions of Exhibits 10.1 and 10.2.

The Original Filing has not been updated other than for the change to Part II, Item 6 indicated above. No other items included in the Form 10-Q have been amended, and such items remain in effect as of the filing date of the Form 10-Q. This Amendment No. 1 does not purport to provide an update or a discussion of any developments at the Company subsequent to the original filing date of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

Item 6. Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

Confidential treatment has been requested for portions of exhibits marked with a double asterisk (**).

10.1**	Contract, effective as of February 24, 2011, between the Company and HHS/OS/ASPR/BARDA
10.2**	License Agreement, entered in February 25, 2011, effective as of December 9, 2010, between the Company and LG Life Sciences, Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: November 4, 2011	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Frederick W. Driscoll
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)