Form 10-K
period 2011-12-31
NOVAVAX INC
filed 2012-03-14
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2011 on the NASDAQ Global Market) was $172,600,000.

As of March 8, 2012, there were 121,571,186 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2011 in connection with the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

When used in this Annual Report on Form 10-K, except where the context otherwise requires, the terms “we,” “us,” “our,” “Novavax” and “the Company” refer to Novavax, Inc.

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

Overview

Novavax, Inc. (“Novavax,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on developing novel recombinant vaccines to address a broad range of infectious diseases. Our goal is to become a profitable vaccine company that is aggressively driving towards development, licensure and commercialization of important vaccines worldwide.

Our technology platform is based on proprietary recombinant vaccine technology that includes virus-like particles (VLPs) and recombinant nanoparticle vaccines. Our vaccine candidates are genetically engineered three-dimensional nanostructures, which incorporate immunologically important recombinant proteins. There are a number of recombinant protein-based vaccines currently marketed and widely-used, including Recombivax® HB (Merck) and Engerix® (GlaxoSmithKline), which protect against Hepatitis B, Gardasil® (Merck) and Cervarix® (GlaxoSmithKline), which protect against human papilloma virus and Provenge® (Dendreon), which treats certain types of prostate cancer. Our product pipeline targets a variety of infectious diseases and our vaccine candidates are currently in or have completed clinical trials that target pandemic influenza (H5N1), seasonal influenza and respiratory syncytial virus (RSV). Further, CPL Biologics Private Limited (the JV), our joint venture company in India, is actively developing a rabies vaccine candidate that was genetically engineered by Novavax. The JV recently completed initial pre-clinical immunogenicity studies on this new vaccine candidate and is progressing with pre-clinical toxicology studies.

Influenza Vaccines

We have a significant amount of experience in developing recombinant VLP influenza vaccines. Highlights of our experience include the following:

•	eight clinical trials for our seasonal and pandemic influenza vaccine candidates (including one currently ongoing seasonal influenza trial) and two imminent pandemic influenza trials scheduled to start in the second quarter of 2012;
•	administering our seasonal and pandemic influenza VLPs (nine distinct strains, including both influenza A and B and strains of avian and swine origin) to over 4,200 subjects demonstrating vaccine tolerability and immunogenicity;
•	five animal toxicology studies without any safety issues;
•	two ferret immunization and challenge studies demonstrating control of viral shedding with a seasonal virus strain, and prevention of clinical signs, weight loss and mortality for a highly pathogenic avian strain;
•	vaccine production under current good manufacturing practices (cGMP) resulting in 45 batches of VLP vaccine with over a dozen different influenza strains; and
•	scaled-up vaccine production with our 1,000 liter single-use bioprocessing capacity.

We believe our influenza VLP vaccines have potential immunological advantages over currently available products because our influenza VLPs contain three of the major structural influenza virus proteins, which we believe are important to combat influenza: hemagglutinin (HA) and neuraminidase (NA), both of which stimulate the body to produce antibodies that neutralize the influenza virus and prevent its spread through the cells in the respiratory tract, and matrix 1 (M1), which stimulates cytotoxic T lymphocytes to kill cells that may already be infected. Further, our VLPs are not made from a live virus and have no genetic nucleic material in their inner core, which renders them incapable of replicating and causing disease.

Novavax’s insect cell culture based platform production technology, combined with single-use bioprocessing technology employed strategically throughout the manufacturing process, is a key strength. This distinctive combination of technology has advantages over traditional vaccine production methods that use chicken eggs or mammalian cells, including: (1) smaller facility footprint to achieve comparable yields to traditional egg-based or mammalian cell-based systems, (2) faster facility commissioning, (3) significantly lower capital expenditures on infrastructure, (4) competitive cost of goods and (5) the potential for advance seed production, which could provide a shorter lead time to produce vaccine than egg-based technology in the face of strain changes.

HHS BARDA Contract Award for Recombinant Influenza Vaccines

In February 2011, we were awarded a contract from the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA) of the U.S. government valued at $97 million for the first 36 month base-period, with an HHS BARDA option period of 24 months valued at $82 million, for a total contract value of up to $179 million. The HHS BARDA contract award provides significant funding for the continued ongoing clinical development and product scale-up of both our seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee contract in which HHS BARDA will reimburse us for direct contract costs incurred plus allowable indirect costs and a fee earned in the further development of our seasonal and pandemic (H5N1) influenza vaccines. During 2011, we recognized revenue of approximately $15 million, made significant progress in product characterization and production scale-up and are progressing forward with our multi-year clinical development program.

Pandemic Influenza (H1N1)

Pandemic influenza refers to a situation where there is a significant disease outbreak resulting from an influenza virus appearing in humans for which the majority have little or no immunity. Pandemic influenzas are a major concern to world health groups because such diseases can quickly and easily spread worldwide and can cause serious illness or death before vaccines are available to limit the spread of the disease. There have been notorious examples of pandemic influenza crises; in 2009, the World Health Organization (WHO) declared a pandemic of the H1N1 strain of influenza (this strain has been referred to in the media as “swine flu”).

During 2009 and 2010, we dedicated significant resources to demonstrate our ability to develop a recombinant VLP vaccine against this latest pandemic influenza strain:

•	three (3) weeks after the Center for Disease Control and Prevention (CDC) announced the genetic sequence of the novel H1N1 virus, we produced a first batch of non-cGMP H1N1 VLP vaccine candidate that was made available to the CDC for analysis;
•	eleven (11) weeks after receiving the sequence, we manufactured our H1N1 VLP vaccine candidate under cGMP;
•	using this vaccine candidate, we conducted a Phase II clinical trial in Mexico, in collaboration with Laboratorio Avi-Mex S.A. de C.V. and GE Healthcare (GEHC); and
•	final data results, published last year and presented at the World Health Organization (WHO) Meeting for the Evaluation of Pandemic Influenza Vaccines in Clinical Trials, showed that our H1N1 VLP vaccine exceeded the immunogenicity criteria for licensure at all dose levels, including the lowest 5μg dose and that a single administration of the VLP vaccine induced high levels of hemagglutinin inhibition (HAI) titers in subjects without pre-existing detectable immunity to H1N1 influenza.

H1N1 influenza is no longer considered a pandemic (WHO categorizes H1N1 as “post-pandemic”) and the strain is being addressed as an active strain in WHO and CDC’s determination of ongoing seasonal influenza strains. Nevertheless, we expect that the data from our H1N1 clinical trial will be used to support our active pandemic (H5N1) and seasonal influenza VLP vaccine programs in the U.S. and in other countries.

Pandemic Influenza (H5N1)

The H5N1 strain of influenza has been identified by WHO as having the potential to cause a pandemic (the H5N1 strain of influenza has commonly been referred to in the media as the “avian flu”). Most recently, the Center for Infectious Disease Research & Policy (CIDRAP) announced that animal health officials in Nepal reported H5N1 avian influenza outbreaks, while Vietnam and India reported more detection in poultry. In November 2011, CIDRAP also reported poultry outbreaks in Indonesia and Egypt with human fatal infections in Bali. According to the United Nations Food and Agriculture Organization (FAO), 14 countries reported H5N1 outbreaks in 2011.

We have made significant progress in the development of our vaccine that targets the H5N1 influenza strain. In 2007, we released results from an important pre-clinical study in which ferrets that received our H5N1 vaccine candidate were protected from a lethal challenge of the H5N1 virus. After filing an Investigational New Drug (IND) application, we initiated a Phase I/IIa clinical trial. We released interim human data from the first portion of this clinical trial in December 2007. These interim results demonstrated that our pandemic influenza vaccine can generate a protective immune response. We conducted the second portion of the Phase I/IIa trial in 2008 to gather additional subject immunogenicity and safety data and determine a final dose through the completion of this clinical trial. In August 2008, we reported favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across three doses tested. The vaccine was well-tolerated at all dose levels as compared with placebo, and no serious adverse events were reported. The vaccine also induced robust HAI responses, which have been shown to be important for protection against influenza disease. In conjunction with our BARDA contract, in 2012, we expect to launch two Phase I trials of our H5N1 vaccine candidate in combination with several alternative adjuvant candidates. These trials will evaluate the safety and tolerability of the vaccines in the presence and absence of adjuvants; the ability of VLP vaccine antigens with and without adjuvants to generate antibody levels that fulfill the Food and Drug Administration’s (FDA) criteria for accelerated approval and the ability of these vaccines to provide an expanded number of doses and possible cross-protection against other virus strains to the U.S. population.

Seasonal Influenza

We are actively developing our VLP vaccine that targets the seasonal influenza virus. In 2008, we announced positive results from an immunogenicity study in ferrets inoculated with our seasonal influenza vaccine candidate. Subsequently, we conducted a Phase IIa clinical trial to evaluate the safety and immunogenicity of different doses of our seasonal trivalent (three strain) influenza vaccine candidate. In December 2008, we announced favorable safety and immunogenicity results from this Phase IIa seasonal trial in healthy adults (aged between 18 and 49 years) with no vaccine-related serious adverse events reported. In May 2009, we enrolled subjects in a second Phase II trial in healthy adults using our trivalent seasonal influenza vaccine candidate. In September 2009, we announced favorable safety and immunogenicity results from this Phase II trial in healthy adults that supported a Phase II dose-ranging trial in older adults (60 years of age or older), head-to-head with a marketed trivalent vaccine that we commenced in November 2009.

In April 2010, we reported the final results of our Phase II trial in older adults in a dose-ranging study comparing our trivalent seasonal influenza VLP vaccine with a commercially available inactivated trivalent influenza vaccine. The results showed that the vaccine was both safe and immunogenic against the 2009 – 2010 seasonal influenza virus strains in older adults. The CDC has indicated that currently approved seasonal influenza vaccines may be suboptimally effective in preventing hospitalization for pneumonia and influenza in older adults; however, we believe that some features of our seasonal influenza VLP vaccine have the potential to address this unmet medical need.

In 2012, we initiated a seasonal influenza Phase II dose-ranging trial using both trivalent and quadrivalent (four strain) formulations. We developed a quadrivalent formulation of our seasonal influenza vaccine candidate as many influenza vaccine manufacturers move from trivalent to quadrivalent formulations, an industry move that has been acknowledged by WHO and the FDA. At the conclusion of the trial, we will select the optimal quadrivalent dose and expect to initiate a dose-confirmatory Phase II trial in the second half of 2012. A Phase III registration trial is expected to begin in late 2013.

Respiratory Syncytial Virus (RSV)

RSV causes infection of the lungs and breathing passages. In adults, RSV generally only produce cold-like symptoms; however, it is the leading cause of bronchiolitis (inflammation of the small airways) and pneumonia in infants and children under one year of age. In premature babies and children with diseases that affect the lungs, heart or immune system, RSV can lead to more serious illnesses. It is a highly contagious virus that often causes epidemics that last from late fall through early spring in the U.S. and other northern hemisphere regions. Currently, there is no approved RSV vaccine available.

We have developed a recombinant nanoparticle vaccine for the prevention of RSV. In pre-clinical studies, we have demonstrated positive results in models designed to test the safety and efficacy of our RSV vaccine candidate. In February 2009, we announced favorable results from an RSV pre-clinical study performed in mice against the viral fusion (F) protein, which fuses with cells in the respiratory tract and causes illness. The vaccine induced neutralizing antibodies against the viral fusion protein and also protected against RSV infection. In January 2010, we announced positive pre-clinical results with a recombinant RSV fusion (F) particle vaccine in cotton rats, which are generally accepted as the best model to evaluate the safety of candidate RSV vaccines. The RSV F vaccine candidate completely protected the vaccinated animals and there was no evidence of enhanced disease in the lungs of vaccinated animals following challenge with live RSV, an effect that was observed in an earlier version of RSV vaccines developed by other companies.

In December 2010, we initiated a blinded, placebo-controlled, dose-escalating Phase I trial to assess the safety and tolerability of aluminum phosphate-adjuvanted and unadjuvanted formulations of our RSV vaccine candidate. A secondary objective of the study was to evaluate total and neutralizing anti-RSV antibody responses and assess the impact of the adjuvant. The study enrolled 150 healthy adults 18 to 49 years old who were allocated to six cohorts that included four dose levels of vaccine. The primary safety findings were local pain and tenderness at the site of injection, the majority of which were mild in nature with no dose-related increase observed. There were no observed vaccine-related serious adverse events or trends for related systemic side effects. The antibody response to the RSV F protein was significantly increased compared to placebo (p<0.001) in all groups and increased by 19-fold in the highest-dose group at day 60. A significant dose-response pattern was observed. High rates of seroconversion were seen at all doses including a rate of 100% at the highest-dose-adjuvant group. In 2012, we expect to initiate two separate dose-ranging Phase II trials in older adults and women of child bearing age.

Foot-and-Mouth Disease (FMD)

In October 2011, we were awarded a $1.3 million contract with the U.S. Department of Homeland Security to develop to a VLP vaccine countermeasure to protect the U.S. from FMD, a highly contagious viral disease of livestock and a potential threat to U.S. agriculture. The Company will use these funds over the next two and a half years to develop a Novavax recombinant VLP-based vaccine which, unlike current FMD vaccines, would not require the use of infectious FMD virus to be manufactured. This would address the potential risk of releasing infectious virus during vaccine production and stockpiling in the U.S. or other FMD-free countries.

Vaccine Platform Technologies

Currently approved influenza vaccines are typically produced by growing virus in chicken eggs, from which the virus is extracted and further processed. This 50-year-old egg-based production method requires four to six months of lead time for production of a new strain of virus and significant investment in fixed production facilities, with production yields that vary from strain to strain. In addition, sometimes the influenza virus strain must be changed in order for it to be produced efficiently in the egg. The vaccine shortage during the 2004 influenza season (caused in part by a contamination issue at a facility in the

United Kingdom) highlighted the limitations of current production methods and the need for increased vaccine manufacturing capacity. It also heightened concerns regarding manufacturers’ capacity to respond to a pandemic, when the number of vaccine doses required will be higher than the number required for seasonal influenza vaccines and manufacturing lead times will be even shorter. This concern was borne out again in the 2009 H1N1 pandemic as, even with expedited regulatory approvals for companies that already had approved vaccines, production of H1N1 vaccines took six months before significant doses were distributed.

Compared with traditional egg-based influenza vaccine production, we believe our processes allow for faster production of vaccine. Because our process uses genetic information and no viral seed is required, we can quickly construct clones of the influenza virus as soon as the genetic information is available and without needing to adjust the strain. This factor alone can shorten the time for creating new vaccine by several weeks compared to traditional egg-based manufacturing. Importantly, we also believe that a manufacturing facility that produces our vaccines can be validated in significantly less time than cell-based vaccine manufacturing facilities. We produce our vaccine candidates using a baculovirus expression system in insect cells with low cost equipment that can be readily deployed both nationally and internationally. By not requiring significant production batch sizes, production capacity can be employed quickly. We estimate the time to qualify a facility that utilizes our processes can be six to nine months faster than a fixed-pipe bioreactor facility used in cell-based manufacturing.

Virus-Like Particles

Our VLP vaccine technology platform is based on self-assembling protein structures that resemble viruses. These are non-infectious particles that, for many viral diseases, have been shown in animal studies and clinical trials to make effective vaccines. VLPs closely mimic natural virus particles with repeating protein structures that can elicit broad and strong antibody and cellular immune responses, but lack the genetic material required for replication. VLP technology is a proven technology that is employed in currently marketed products such as Merck’s Gardasil®. Our proprietary VLPs are more advanced than earlier approaches and they include multiple proteins and lipids and can be tailored to induce robust and broad immune responses similar to natural infections. Our advanced VLP technology has the potential to develop vaccines for a wide range of human infectious diseases where there are significant unmet medical needs, some of which have not been addressed by other technologies. We have used formal criteria based upon medical need, technical feasibility and commercial value to select vaccine candidates.

We believe that our influenza vaccines are designed to address many of the significant unmet needs related to seasonal and pandemic influenza. There are several points of differentiation of our influenza vaccines when compared to traditional egg-based, or new mammalian-based approaches that form the basis to address unmet medical needs and capitalize on commercial opportunities. Our influenza VLPs contain components that provide a broad and robust immune response. Specifically, the VLPs contain the viral components HA, NA and M1. Traditional egg-based vaccines contain meaningful levels of HA, but not of NA or M1. The HA sequence in our VLPs is the same as in the wild-type virus and could prove more effective/immunogenic than influenza vaccines produced using egg or mammalian cell lines, which alter HA. In addition, the NA and M1 in our VLPs may play a role in reducing the severity of the disease by inducing antibody responses and cell mediated immunity. NA and M1 are both highly conserved, and immunity to these viral components may help provide additional protection throughout an entire influenza season, even as strains mutate. Data from our seasonal influenza Phase IIa trial in healthy adults showed that 50 to 73% of the volunteers immunized with our VLP vaccine had a four-fold increase in the antibody that blocks NA activity. Finally, because of the VLP structure and components, they may have greater immunogenicity in two vulnerable populations — the pediatric and the elderly.

Recombinant Nanoparticle Vaccines

Our recombinant nanoparticle vaccine technology is also based on self-assembling protein structures but differ from traditional VLPs in that these particles do not generally occur in nature and can be made from proteins from any pathogenic organism including viruses, bacteria, parasites or even cancer cells. Protein nanoparticles closely resemble the natural structure of surface antigens of disease organisms but lack the genetic material required for replication and therefore are not infectious. An advantage of this technology is the formation of nanoparticles is done in vitro or outside of cells thereby making it possible to assemble nanoparticles from one or more very higher purified proteins. This results in high purity vaccines with certain manufacturing advantages over more traditional products. Potential immunological advantages of protein nanoparticle vaccines are presentation of epitopes (antibody binding sites) in a more native configuration for improved efficacy, efficient recognition by the immune system’s antigen presenting cells (APCs) and triggering robust immune responses, recognition of the nanoparticle vaccine’s repeating protein patterns by the APCs Toll-like receptors to stimulate innate immunity and the high purity and lack of synthetic material adds to the potential safety of recombinant nanoparticle vaccines. Recombinant nanoparticle vaccine technology has expanded our early-stage vaccines in development to include both virus and non-virus disease targets. Our most advanced recombinant nanoparticle vaccine candidate is our RSV fusion (F) protein vaccine candidate, which is manufactured from highly purified F protein.

Competition in Influenza and RSV Vaccines

The biopharmaceutical industry and the vaccine market are intensely competitive and are characterized by rapid technological progress. Our technology is based upon utilizing the baculovirus expression system in insect cells to make VLPs and recombinant nanoparticle vaccines. We believe this system offers many advantages when compared to other technologies and is uniquely suited for developing pandemic and seasonal influenza vaccines, as well as other infectious diseases, including our vaccine candidate against RSV.

There are a number of companies developing and selling vaccines for seasonal and pandemic influenza employing historic vaccine technology, as well as new technologies. The table below provides a list of major vaccine competitors and corresponding influenza vaccine technologies.

Company	Competing Technology Description
sanofi pasteur, Inc.	Inactivated sub-unit (egg-based)
MedImmune, LLC (a subsidiary of AstraZeneca PLC)	Nasal, live attenuated (egg-based)
GlaxoSmithKline plc	Inactivated (egg-based)
Novartis, Inc.	Inactivated sub-unit (cell and egg-based)
Merck & Co., Inc.	Inactivated sub-unit (egg-based)

There are many seasonal influenza vaccines currently approved and marketed. Competition in the sale of these seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product should be more efficacious, particularly in older adults, and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, some by adding an adjuvant that is used to increase the efficacy of that product, each of which is intended to be more efficacious than currently marketed products. We believe that our seasonal influenza product will be as efficacious or more so than current products or products being developed by our competitors, and that our manufacturing system provides savings in both time and money; however, there can be no guarantee that our seasonal influenza vaccine will prove to be efficacious or that our manufacturing system will prove to be sufficiently differentiated to ensure commercial success.

Unlike influenza, there is no currently approved RSV vaccine for sale in the world; however, a number of vaccine manufacturers currently have, or have had, programs to develop such a vaccine to prevent disease caused by RSV. In addition, many other companies are developing products to prevent disease caused by RSV using a variety of technology platforms, including various virus vector technologies and competitive virus-like particle technologies. Although early in clinical development, we believe that our RSV vaccine candidate, which utilizes recombinant F-protein antigens as recombinant nanoparticle vaccines, could be more effective than RSV vaccine candidates in development by our competitors; however, such efficaciousness cannot be guaranteed. Although we aren’t aware of all our competitors efforts, we believe that MedImmune, a subsidiary of AstraZeneca, has the most advanced RSV vaccine program, as it has reported testing in Phase I clinical trials, an intranasal, recombinant, live attenuated, RSV vaccine for the prevention of lower respiratory tract disease caused by RSV, as well as a combination intranasal vaccine for the prevention of several infant respiratory illnesses, including RSV.

In general, competition among pharmaceutical products is based in part on product efficacy, safety, reliability, availability, price and patent position. An important factor is the relative timing of the market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is an important competitive factor. Our competitive position also depends upon our ability to show differentiation with a product that is more efficacious, particularly in the relevant target populations and/or be less expensive and quicker to manufacture. It also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sale.

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

Patent rights; licenses.  We have intellectual property (patents, licenses, know-how) related to our vaccines, manufacturing process and other technologies. Currently, we have or have rights to over 115 U.S. patents and corresponding foreign patents and patent applications relating to vaccines and biologics. Our core vaccine-related intellectual property extends beyond the year 2025.

In July 2007, we entered into a non-exclusive license agreement with Wyeth Holdings Corporation, a subsidiary of Pfizer Inc. (Wyeth), to obtain rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields.

In July 2010, U.S. Patent No. 7,763,450 for Functional Influenza Virus-Like Particles was issued by the U.S. Patent & Trademark Office. The patent covers, in part, the use of influenza gene sequences for high-yield production of consistent influenza VLP vaccines to protect against current and future seasonal and pandemic strains of influenza viruses. In December 2011, European Patent No. 1644037 was issued by the European Patent Office covering this technology.

In December 2011, U.S. Patent No. 8,080,255 for Functional Influenza Virus-Like Particles was issued by the U.S. Patent & Trademark Office. The patent covers, in part, a method of inducing substantial immunity to an influenza virus infection in a human and administering to the human a VLP comprising M1, HA and NA proteins. The M1 protein is derived from a particular avian influenza strain, A/Indonesia/5/05.

The Federal Technology Transfer Act of 1986 and related statutory guidance encourages the dissemination of science and technology innovation. While our recent contract with HHS BARDA provides us with the right to retain ownership in our inventions that may arise during performance of that contract, with respect to certain other collaborative research efforts with the U.S. government, certain developments and results that may have commercial potential are to be freely published, not treated as confidential and we may be required to negotiate a license to developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost, or that such development and results will not be made available to our competitors on an exclusive or non-exclusive basis.

Trade secrets.  To a more limited extent, we rely on trade secret protection and confidentiality agreements to protect our interests. It is our policy to require employees, consultants, contractors, manufacturers, collaborators and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with us. We also require confidentiality agreements from any entity that is to receive confidential information from us. With respect to employees, consultants and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property.

Government Regulations

The development, production and marketing of pharmaceutical and biological products developed by Novavax or our collaborators are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation under provisions of that Act and the Public Health Service Act. The FDA not only assesses the safety and efficacy of these products but it also regulates, among other things, the testing, manufacture, labeling, storage, record-keeping, advertising and promotion of such products. The process of obtaining FDA approval for a new product is costly and time-consuming.

Vaccine clinical development follows the same general regulatory pathway as drugs and other biologics. Before applying for FDA approval to market any new vaccine candidate, we must first submit an IND that explains to the FDA, among other things, the results of pre-clinical testing conducted in laboratory animals, the method of manufacture, quality control tests for release and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the vaccine in humans. We must then conduct Phase I clinical trials and larger-scale Phase II and III clinical trials that demonstrate the safety and efficacy of our vaccine candidate to the satisfaction of the FDA. Once these trials are complete, a Biologics License Application (BLA) (the biologic equivalent to a New Drug Application or NDA) can be filed with the FDA requesting approval of the vaccine for marketing based on the vaccine’s effectiveness and safety.

During the FDA’s review of a BLA, the proposed manufacturing facility undergoes a pre-approval inspection during which the FDA examines in detail the production of the vaccine as it is in progress. Vaccine approval also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents, and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, many vaccines are required by the FDA to undergo Phase IV confirmatory trials after the BLA has been approved and the vaccine is on the market.

The FDA continues to oversee the production of vaccines after the vaccine and the manufacturing processes are approved, in order to ensure continuing safety. For example, monitoring of the vaccine and of production activities, including periodic facility inspections, must continue as long as the manufacturer holds an approved BLA for the product. Manufacturers may also be required to submit to the FDA the results of their own tests for potency, safety and purity for each vaccine lot, if requested by the FDA. They may also be required to submit samples of each vaccine lot to the FDA for testing.

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

The development process for a new drug or biological product, such as a vaccine, typically takes a long period of time to complete. Pre-clinical studies may take several years to complete and there is no guarantee that the FDA will permit an IND to become effective and allow the product to advance to clinical testing. Clinical trials may take several years to complete. After the completion of the required phases of clinical trials, if the data indicate that the drug or biologic product is safe and effective, a BLA or NDA (depending on whether the product is a biologic or pharmaceutical product) is filed with the FDA to approve the marketing and commercial shipment of the drug. This process takes substantial time and effort and the FDA may not accept the BLA or NDA for filing. Even if filed and accepted, the FDA might not grant approval. FDA approval of a BLA or NDA may take up to two years and may take longer if substantial questions about the filing arise. The FDA may require post-marketing testing and surveillance to monitor the safety of the applicable products.

In 1992, the FDA instituted regulations that allow approval of certain products that treat serious or life-threatening illnesses and provide meaningful therapeutic benefit over existing treatments based on a surrogate endpoint, versus a clinical outcome, which can take many more years to demonstrate. Surrogate endpoints, generally a laboratory measurement or other physical sign, can considerably shorten the time development time leading up to FDA approval. The FDA bases its decision on whether to accept a proposed surrogate endpoint on the scientific support for that endpoint. The company developing the product is required to conduct further studies to verify and describe its clinical benefit in Phase IV confirmatory trials. Based on commentary from the FDA, we expect that our seasonal influenza vaccine candidate should qualify for accelerated approval using surrogate endpoints described in published FDA guidance documents. We would thus expect to perform Phase IV confirmatory trials that will demonstrate the clinical benefit of our seasonal influenza vaccine candidate after the BLA is approved. However, there can be no guarantee that the FDA will grant accelerated approval of our seasonal influenza vaccine candidate.

In addition to regulatory approvals that must be obtained in the U.S., an investigational product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate marketing application. FDA approval does not assure approval by other regulatory authorities. In addition, in many countries, the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by our operations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. Additionally, for formulations containing controlled substances, we are subject to Drug Enforcement Act regulations.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biological products, government control and other changes to the healthcare system of the U.S. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for medical goods and services may take in response to any healthcare reform proposals or legislation. We cannot predict the effect medical or healthcare reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Manufacturing

We constructed a 10,000 square foot cGMP pilot facility to produce clinical trial material at our current corporate headquarters in Rockville, MD. Construction for the pilot plant facility commenced in the fourth quarter of 2007 and was completed within 120 days of ground breaking. The total cost of the project, including demolition, construction and installation of laboratory and production equipment, was approximately $5 million. The facility had existing mechanical systems in place that were not included in the total cost.

In November 2011, we announced that we had entered into a long-term lease arrangement to occupy 74,000 square feet of manufacturing, laboratory and office space in two facilities in Gaithersburg, MD. The main facility, located at 20 Firstfield Road in Gaithersburg, MD, will become the primary commercial-scale manufacturing facility for production of our vaccines after moderate modifications that are expected to be completed in 2012. Our corporate offices will relocate to the same campus at 22 Firstfield Road.

We are currently considering our plans for the Rockville, MD facility subsequent to relocation to the Gaithersburg, MD facilities. These plans may include remarketing the facility through the end of the remaining lease term of January 31, 2017.

Sources of Supply

Most of the raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs. In some cases, we have only qualified one supplier for certain of our manufacturing components. Where feasible, we plan to seek qualification of multiple suppliers for all critical supplies before the time we would put any of our product candidates into commercial production. Two of our major suppliers are GEHC, which supplies disposable components used in our manufacturing process, and Xcellerex, Inc., which supplies our single-use bioreactor production system and related supplies. The vendors that supply our key manufacturing materials are or will be audited for compliance with cGMP standards based on a schedule of when such materials would be needed during our own cGMP bioprocessing efforts.

Business Development

We believe our proprietary vaccine technology affords us a range of traditional and non-traditional commercialization options that are broader than those of existing vaccine companies. We strive to create sustainable value by working to obtain non-dilutive funding for conducting Phase III trials for both seasonal and pandemic influenza, to continue development of our vaccine product candidates until such vaccines can be licensed on a regional basis, to retain commercial rights in major markets and generate product sales revenue and, in certain markets, to commercialize our products through partners and other strategic relationships.

In addition to our aforementioned contract with HHS BARDA, some examples of our strategic relationships are our collaboration with GEHC, our joint venture with Cadila Pharmaceuticals, Ltd. and our licensing agreement with LG Life Sciences, Ltd. (LGLS).

In December 2007, we entered into a co-marketing agreement with GEHC for a pandemic influenza vaccine solution for select international countries. The collaboration incorporates GEHC’s bioprocessing/manufacturing solutions and design expertise with Novavax’s VLP manufacturing platform.

In March 2009, we entered into a Joint Venture Agreement with Cadila Pharmaceuticals Ltd., a private company incorporated under the laws of India (Cadila), pursuant to which we and Cadila formed CPL Biologicals Private Limited, a joint venture (the JV), of which 20% is owned by us and 80% is owned by Cadila. The JV will develop and manufacture our seasonal and pandemic influenza vaccine candidates and Cadila’s biogeneric products and other diagnostic products for the territory of India. We also contributed and plan to contribute to the JV technology for the development of several other VLP vaccine candidates against diseases of public health concern in the territory. Cadila has committed to contribute approximately $8 million over three years to support the JV’s operations. The JV is responsible for clinical testing and registration of products that will be marketed and sold in India. In June 2010, the JV opened its newly constructed state-of-the-art manufacturing facility, 100% funded by Cadila, to be used to produce pandemic and seasonal influenza vaccines.

In February 2011, we entered into a licensing agreement with LGLS that allows LGLS to use our VLP technology to develop and commercially sell our influenza vaccines in South Korea and certain other emerging-market countries. LGLS received an exclusive license to our influenza VLP technology in South Korea and a non-exclusive license in the other specified countries. At its own cost, LGLS is responsible for funding its clinical development of the influenza VLP vaccines and completing a manufacturing facility in South Korea. We received an upfront payment and may receive reimbursements of certain development and product costs and royalty payments between 10 and 20% from LGLS’s future commercial sales of influenza VLP vaccines.

Employees

As of March 8, 2012, we had 112 full-time employees, of whom 24 hold M.D. or Ph.D. degrees and 22 of whom hold other advanced degrees. Of our total workforce, 86 are engaged primarily in research, development and manufacturing activities and 26 are engaged primarily in executive, business development, finance and accounting and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our employee relations to be good.

Executive Officers

Our executive officers hold office until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws.

The following table provides certain information with respect to our executive officers.

Name	Age	Principal Occupation and Other Business Experience During the Past Five Years
Stanley C. Erck	63	President and Chief Executive Officer and Director of Novavax since April 2011, formerly Executive Chairman since February 2010, and a Director since June 2009. From 2000 to 2008, Mr. Erck served as President and Chief Executive Officer of Iomai Corporation, a developer of vaccines and immune system therapies, which was acquired in 2008 by Intercell AG. He also previously held leadership positions at Procept, a publicly traded immunology company, Integrated Genetics, now known as Genzyme and Baxter International. Mr. Erck also serves on the Board of Directors of BioCryst Pharmaceuticals, MaxCyte, Inc. and MdBio Foundation.
Frederick W. Driscoll	61	Vice President, Chief Financial Officer and Treasurer of Novavax since August 2009. Prior to joining the Company, Mr. Driscoll served as Chief Executive Officer of Genelabs Technologies, Inc. from September 2008 to January 2009, as Interim Chief Executive Officer from February 2008 to August 2008 and as Chief Financial Officer from September 2007 to February 2008. Prior to that, from 2000 to 2006, Mr. Driscoll was employed by OXIGENE, Inc., where he served as President and Chief Executive Officer from 2002 to 2006.
Gregory Glenn, M.D.	58	Senior Vice President, Chief Medical Officer of Novavax since January 2011. Senior Vice President and Chief Scientific Officer from July 2010 to January 2011. Prior to joining the Company, Dr. Glenn was the Chief Scientific Officer and founder of IOMAI (now Intercell), an associate in international health at Johns Hopkins University’s School of Public Health and a clinical and basic research scientist at Walter Reed Army Institute of Research.
Timothy Hahn, Ph.D.	48	Senior Vice President, Manufacturing and Process Development of Novavax since June 2011. Prior to joining the Company, Dr. Hahn was Vice President of Antibody Manufacturing and later Vice President of Vaccine Manufacturing at MedImmune, LLC, with responsibilities for both U.S. and non-U.S. manufacturing sites. Dr. Hahn spent more than 15 years in vaccine manufacturing with Merck & Co.
Russell P. Wilson	52	Senior Vice President, Business Development of Novavax since November 2011. Mr. Wilson was most recently the Chief Financial Officer at Supernus Pharmaceuticals beginning in 2009. He was previously Senior Vice President, Chief Financial Officer and General Counsel of Iomai Corporation, which was acquired in 2008 by Intercell AG. He was the Acting General Counsel of North American Vaccine, Inc. until its acquisition by Baxter International in 2000.

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

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2011 was $330 million. Our revenue for the last three fiscal years was $14.7 million in 2011, $0.3 million in 2010 and $0.3 million in 2009. Prior to 2011, we recorded limited revenue from research contracts, licenses and agreements to provide vaccine candidates, services and technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies that will result in significant revenue to offset our expenses. Our net losses for the last three fiscal years were $19.4 million in 2011, $35.7 million in 2010 and $40.3 million in 2009.

Our recent historical losses have predominantly resulted from research and development expenses for our vaccine product candidates, manufacturing-related expenses, costs related to protection of our intellectual property and for other general operating expenses. Our expenses have exceeded our revenue since inception. We believe our expenses will continue to increase, as a result of higher research and development efforts to support the development of our vaccine candidates.

Although certain specified costs associated with the development of our influenza vaccines may be reimbursed under the contract with HHS BARDA, nevertheless we expect to continue to incur significant operating expenses and anticipate that our losses will increase in the foreseeable future as we seek to:

•	conduct clinical trials for RSV;
•	conduct pre-clinical studies for other early-stage vaccine candidates;
•	comply with the FDA’s manufacturing facility requirements;
•	scale-up our manufacturing process for commercial-scale and cost-efficiency; and
•	maintain, expand and protect our intellectual property portfolio.

As a result, we expect our cumulative operating losses to increase until such time, if ever, that product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

We have limited financial resources and we are not certain that we will be able to maintain our current level of operations or be able to fund the further development of our product candidates.

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future, and we will therefore use our cash resources and expect to require additional funds to maintain our operations, continue our research and development programs, commence future pre-clinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings, collaborative licensing and development arrangements, non-dilutive government contracts and grants and other sources. While we continue to apply for contracts or grants from academic institutions, non-profits and governmental entities, there are no assurances that we would be successful. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

Capital and credit market conditions may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

Access to capital markets is critical to our ability to operate. Traditionally, biopharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our product candidates and clinical trials. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and have adversely affected our access to capital and increased the cost of capital. There is no certainty that the capital and credit markets will be available to raise additional capital on favorable terms. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, our inability to access the capital markets on favorable terms due to our low stock price, could affect our ability to execute our business plan as scheduled. Moreover, we rely and intend to rely on third-parties, including our clinical research organizations and certain other important vendors and consultants. As a result of the global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Even with the HHS BARDA contract award, we may not be able to fully fund our influenza programs.

The HHS BARDA contract is a cost-plus-fixed-fee contract that only reimburses certain specified activities that have been previously authorized by HHS BARDA. There is no guarantee that additional activities will not be needed and, if so, that HHS BARDA will reimburse us for these activities. Additionally, we have no experience meeting the significant requirements of a federal government contractor, which includes having appropriate accounting, project tracking and earned-value management systems implemented and operational, and we may not be able to meet these requirements in a timely way or at all. Performance under the HHS BARDA contract requires that we comply with appropriate regulations and operational mandates, with which we have minimal or no operational experience. Our ability to be regularly and fully reimbursed for our activities will depend on our ability to comply and demonstrate compliance with such requirements.

The HHS BARDA contract award does not guarantee that we will be successful in future clinical trials, that the vaccine candidates will be licensed by the FDA, or that the contract award will continue to be available throughout the contract period.

The HHS BARDA contract provides a cost-plus-fixed-fee reimbursement opportunity for certain specified clinical and development activities, but we remain fully responsible for conducting these activities. The award of the HHS BARDA contract does not guarantee that any of these activities will be successful. Our inability to be successful with certain key clinical or development activities could jeopardize our ability to get FDA licensure to sell our vaccines. In addition, the HHS BARDA contract has milestones that will be reviewed by HHS BARDA on an interim basis and if these milestones are not achieved, the HHS BARDA contract may be cancelled.

Our expectation that our seasonal influenza vaccine candidate will be granted accelerated approval by the FDA is not guaranteed and if we don’t get accelerated approval, development of this vaccine will take longer and cost significantly more prior to BLA approval.

FDA regulations allow for the accelerated approval of a recombinant vaccine based on surrogate endpoints for products that treat serious diseases and fill an unmet medical need, which can allow developers to obtain licensure well ahead of the timeline for demonstrating clinical results in a traditional efficacy trial. There is no guarantee the FDA will view the development of our seasonal influenza vaccine as meeting an unmet medical need, nor is there any guarantee the FDA will agree to our proposal for utilizing our surrogate endpoints as a basis for BLA approval. If our seasonal influenza vaccine does not get accelerated approval from the FDA, it is likely that we will need to conduct larger and more expensive efficacy clinical trials and that licensure of our seasonal vaccine will be materially delayed for a year or more, assuming such licensure occurs at all.

Our collaborations with regional partners, such as Cadila and LGLS, as well as contracts with international providers, expose us to additional risks associated with doing business outside the U.S., and any adverse event could have a material negative impact on our operations.

We have formed a joint venture with Cadila in India, entered into a license agreement with LGLS in South Korea, and have entered into other agreements and arrangements with companies in other countries. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in other parts of the world. Risks of conducting business outside the U.S. include:

•	multiple regulatory requirements could affect our ability to develop, manufacture and sell products in such local markets;
•	compliance with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	trade protections measures and import and export licensing requirements;
•	different labor regulations;
•	changes in environmental, health and safety laws;
•	exchange rates;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	political instability and actual or anticipated military or potential conflicts;
•	economic instability, inflation, recession and interest rate fluctuations;
•	minimal or diminished protection of intellectual property in some countries; and
•	possible nationalization and expropriation.

These risks, individually or in the aggregate, could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Our strategy to enter into regional relationships may hinder our ability to engage in a larger transaction.

We have entered into regional collaborations to develop our product candidates in certain parts of the world, and we may enter into additional regional collaborations. Our relationships with Cadila and LGLS are examples of this strategy. These relationships are likely to involve the licensing of our technology to our partner or entering into a distribution agreement, frequently on an exclusive basis. Generally, these exclusive agreements are restricted to certain territories. Because we have entered into exclusive license and distribution agreements, larger companies may not be interested, or able, to enter into collaborations with us on a worldwide-scale. Also, these regional relationships may make us an unattractive target for an acquisition.

We are a biopharmaceutical company and face significant risk in developing, manufacturing and commercializing our products.

We focus our research and development activities on vaccines, an area in which we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a product candidate. Product candidates that initially appear promising often fail to yield successful products. In many cases, pre-clinical studies or clinical trials will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in pre-clinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials will likely lead to increased investment, accelerating cumulative losses to bring such products to market. Even if clinical trial results appear positive, regulatory approval may not be obtained if the FDA does not agree with our interpretation of the results and we may face challenges when scaling-up the production process to commercial levels. Even after a product is approved and launched, general usage or post-marketing trials may identify safety or other previously unknown problems with the product, which may result in regulatory approvals being suspended, limited to narrow indications or revoked, which may otherwise prevent successful commercialization. Intense competition in the vaccine industry could also limit the successful commercialization of our products.

Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.

The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial and technical resources, experience and expertise in:

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

Large and established companies such as Merck & Co., Inc., GlaxoSmithKline plc, Novartis, Inc., sanofi pasteur, Pfizer Inc. and MedImmune, LLC (a subsidiary of AstraZeneca PLC), among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products.

There are many seasonal influenza vaccines currently approved and marketed. Competition in the sale of these seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product must be more efficacious, particularly in older adults, and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, each of which is intended to be more efficacious than products currently being marketed. Our seasonal influenza product may not prove to be more efficacious than current products or products under development by our competitors. Further, our manufacturing system may not provide enough savings of time or money to provide the required differentiation for commercial success.

We are also aware that there are as many as ten companies with active RSV vaccine programs at various stages of development. Thus, while there is no RSV vaccine currently on the market, there is likely to be significant and consistent competition as these active programs mature. Different RSV vaccines may work better for different segments of the population, so it may be difficult for a single RSV vaccine manufacturer to provide a vaccine that is marketable to multiple segments of the population. Geographic markets are also likely to vary significantly which may make it difficult to market a single RSV vaccine worldwide. Even if a manufacturer brings an RSV vaccine to license, it is likely that competitors will continue to work on new products that could be more efficacious and/or less-expensive. Our RSV vaccine may not be as far along in development as other active RSV vaccine programs, nor as efficacious as products under development by competing companies.

Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product development and commercialization efforts. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject registration for clinical trials and in acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

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

If we are unable to attract or retain key management or other personnel, we may experience delays in product development.

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

We also rely from time to time on outside advisors who assist us in formulating our research and development and clinical strategy. We may not be able to attract and retain these individuals on acceptable terms, which could have a material adverse effect on our business, financial condition and results of operations.

We may have product liability exposure.

The administration of drugs or vaccines to humans, whether in clinical trials or after marketing clearances are obtained, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $20 million aggregate for all claims arising from the use of products in clinical trials prior to FDA approval. Coverage is relatively expensive, and the market pricing can significantly fluctuate. Therefore, we may not be able to maintain insurance at a reasonable cost. There can be no assurance that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace and would likely divert management’s attention.

Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to subjects or other claimants;
•	loss of revenue; and
•	inability to commercialize our product candidates.

We may not be able to win government, academic institution or non-profit contracts or grants.

From time to time, we may apply for contracts or grants from academic institutions, government agencies and non-profit entities. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our technologies and product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible to receive certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

The value of our warrants outstanding is subject to potentially material increases and decreases based on fluctuations in the price of our common stock.

In July 2008, we completed a registered direct offering of 6,686,650 units, raising approximately $17.5 million in net proceeds. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock at a price of $2.68 per unit. The warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at a price of $3.62 per share and are exercisable through July 31, 2013.

We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At December 31, 2011, the aggregate fair value of the warrant liability included in the Company’s balance sheet was $0.4 million. We use the Monte Carlo Simulation model to determine the fair value of the Warrants. As a result, the valuation of this derivative instrument is subjective, and the option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

If we are unable to partner with a third-party to advance the development of one or more of our vaccine candidates, we will need to raise money through additional debt or equity financings. To the extent that we raise additional capital by issuing equity securities, our stockholders will experience immediate dilution, which may be significant. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that may not be favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. In addition, current economic conditions may also negatively affect the desire or ability of potential collaborators to enter into transactions with us. They may also have to delay or cancel research and development projects or reduce their overall budgets.

Our investments consist of auction rate securities, which present potential liquidity concerns.

As of December 31, 2011, we had $5.1 million invested in three auction rate securities, which were classified as short-term investments available-for-sale and carried at their estimated fair value of $4.2 million. Auction rate securities are long-term debt instruments that provide liquidity through a competitive bidding process known as a “Dutch Auction” that resets the applicable interest rates at pre-determined calendar intervals. As a result of the issues that presently exist in the credit markets, we may be unable to liquidate some or all of our auction rate securities when we are in need of the cash to fund operations at prices that are acceptable to us. Even if we are able to liquidate the investments, the sales may be at a loss. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in the ultimate sale. It is uncertain as to when the liquidity issues relating to these investments will improve.

PRODUCT DEVELOPMENT RISKS

Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our vaccine product development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Commercialization of our vaccine products could fail for a variety of reasons, and include the possibility that:

•	our VLP and recombinant nanoparticle vaccine technologies, any or all of the products based on such technologies or our proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or commercial viability;

•	we are unable to scale-up our manufacturing capabilities in a cost-effective manner;
•	the products, if safe and effective, will be difficult to manufacture on a large-scale or uneconomical to market;
•	our manufacturing facility will fail to continue to pass regulatory inspections;
•	proprietary rights of third-parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and
•	third-party competitors will gain greater market share due to superior products or marketing capabilities.

We have not completed the development of vaccine products and we may not succeed in obtaining the FDA approval necessary to sell such vaccine products.

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation in the U.S. and other countries. In the U.S. and most foreign countries, we must complete rigorous pre-clinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. None of our vaccine products have yet gained regulatory approval in the U.S. or elsewhere. We also have product candidates in clinical trials and pre-clinical laboratory or animal studies.

The steps required by the FDA before our proposed investigational products may be marketed in the U.S. include:

•	performance of pre-clinical (animal and laboratory) tests;
•	submissions to the FDA of an IND, which must become effective before clinical trials may commence;
•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the investigational product in the intended target population;
•	performance of a consistent and reproducible manufacturing process intended for commercial use, including appropriate manufacturing data and regulatory inspections;
•	submission to the FDA of a BLA or a NDA; and
•	FDA approval of the BLA or NDA before any commercial sale or shipment of the product.

The processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our products to the satisfaction of regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of our control. For example, when we filed an IND for our RSV vaccine candidate in 2010, the FDA asked us questions about our chemistry, manufacturing and controls; the FDA put our planned Phase I trial on temporary clinical hold until we provided complete and appropriate answers and the hold was lifted. Safety concerns may emerge that could lengthen the ongoing trials or require additional trials to be conducted. Promising results in early trials may not be replicated in subsequent studies. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical trials. Moreover, if the FDA or a foreign regulatory body grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved products may not be approved, which could limit our revenue. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that pre-clinical and clinical data are sufficient to support regulatory approval for our product candidates, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our vaccine candidates are not approved, our ability to generate revenue will be limited and our business will be adversely affected.

If we are unable to manufacture our vaccines in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

Completion of our clinical trials and commercialization of our vaccine product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our product candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality.

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

Influenza vaccines are seasonal in nature. If a vaccine is not available early enough in the influenza season, we would likely have difficulty selling the vaccine. Further, pandemic outbreaks present only short-term opportunities for us. There is no way to predict when there will be a pandemic outbreak, the strain of the influenza or how long the pandemic will last. For these reasons, any delay in the delivery of an influenza vaccine could result in lower sales volumes, lower sale prices, or no sales. Because the strain of the seasonal influenza changes annually, inventory of seasonal vaccine cannot be sold during a subsequent influenza season. Any delay in the manufacture of our influenza vaccines could adversely affect our ability to sell the vaccines.

Our reliance on contract manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our bulk vaccines on a commercial-scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our vaccine. A third-party manufacturer may also encounter difficulties in production. These problems may include:

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

Because our vaccines are produced in animal cell substrates, there are risks that infectious diseases that are unique to the animal substrates can be transmitted to human recipients. The FDA seeks to ensure that vaccine products do not contain adventitious agents or, if they do, that such adventitious agents are not harmful to the recipient. Demonstrating that adventitious agents in vaccines are not present or, if they are present, that they are not harmful, is potentially difficult and expensive. Even with significant testing, we may not be able to demonstrate to the FDA that our vaccines are either free of adventitious agents or that any adventitious agents that do occur are harmless to the recipient.

Our new manufacturing facility may not be available in a timely way, which may impede or delay our ability to manufacture one or more vaccine candidates for subsequent clinical trials or obtain BLA for such vaccines.

Although we have obtained a new manufacturing facility that we believe is capable of manufacturing Phase III vaccine candidates under our influenza program, the new facility requires moderate refurbishing in order to implement and optimize our manufacturing process. This work is expected to be completed in 2012; however, there are risks associated with such refurbishment, that include but are not limited to, unforeseeable construction delays, contractor issues, subcontractor delays, licensing and permitting delays or rejections, limitations and delays on the installation of new or custom-ordered equipment, issues associated with validating equipment, processes or other aspects of insuring cGMP manufacturing, delays or disputes related to obtaining landlord consent, and delays associated with moving equipment from our current facility to the new facility. Even if we meet all the scheduled activities associated with bringing the new facility online, there are many aspects of the project that rely on third party contractors and subcontractors and independent regulatory reviewers, and there can be no guarantee that they will meet expected timeframes.

We may not utilize our current manufacturing facility, and if so, we may not be able to defray the lease payments and operating expenses of that facility.

With our new manufacturing facility in Gaithersburg, we expect to move out of our current facility in Rockville, Maryland in 2012. We do not yet know whether and to what extent we may need to utilize a portion of the Rockville facility after we move. The expenses of owning two manufacturing facilities are significant and while we have structured our new facility arrangement to limit our financial exposure over the next two to three years, we expect to sublease all or a portion of the Rockville facility prior to the end of our lease on January 31, 2017. However, there is no guarantee that we will be able to defray the expense of owning two manufacturing facilities long term. Subleasing the Rockville facility may prove difficult and even if we do so, the sublease payments may not fully cover our lease payments and operating expenses.

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

Even if we establish new collaborations or obtain government funding, these relationships may never result in the successful development or commercialization of any vaccine product candidates for several reasons, including the fact that:

•	we may not have the ability to control the activities of our partner and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development and commercialization of products and product candidates, in a timely manner or at all;
•	such partners may not devote sufficient resources to our products and product candidates or properly maintain or defend our intellectual property rights;
•	any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our products and product candidates and affect our ability to realize product revenue; and

•	disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.

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

We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. The FDA and foreign regulatory agencies also require us to comply with good manufacturing practices. Our reliance on third-parties does not relieve us of these responsibilities and requirements. If these third-parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third-parties need to be replaced or if the quality or accuracy of the data they obtain is compromised or the product they manufacture is contaminated due to the failure to adhere to our clinical and manufacturing protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval of, or commercially manufacture, our product candidates.

Our collaborations may not be profitable.

We have entered into a co-marketing agreement with GEHC for a pandemic influenza vaccine solution for select international countries. The collaboration incorporates GEHC’s bioprocessing/manufacturing solutions and design expertise with our manufacturing platform.

We have formed a joint venture with Cadila in India. In connection with this joint venture, we entered into a master services agreement pursuant to which we may request services from Cadila in the areas of biologics research, pre-clinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services in India. We and Cadila amended the master services agreement in July 2011 to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 2013, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. Through December 31, 2011, we have purchased $0.2 million in services from Cadila pursuant to this agreement. See also the information regarding the master services agreement in Note 15 to the financial statements included herewith.

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

In particular, there are significant challenges to market acceptance for seasonal influenza vaccines. For our seasonal vaccine to be accepted in the market, we must demonstrate differentiation from other seasonal vaccines that are currently approved and marketed. This can mean that the vaccine is more effective in certain populations, such as in older adults, or cheaper and quicker to produce. There are no assurances that our vaccine will be more efficacious than other vaccines.

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

We have limited experience in conducting and managing the pre-clinical studies and clinical trials necessary to obtain regulatory marketing approvals. We may not be permitted to continue or commence additional clinical trials. We also face the risk that the results of our clinical trials may be inconsistent with the results obtained in pre-clinical studies or clinical trials of similar products or that the results obtained in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical and product development industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing.

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

We intend to have our product candidates marketed outside the U.S. In furtherance of this objective, we have entered into relationships with Cadila in India and LGLS in South Korea. In order to market our products in the European Union, India, Asia and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by a regulatory agency, such as the FDA, does not ensure approval by any other regulatory agencies, for example in other foreign countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

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

Our facilities in Maryland are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, microorganisms and various hazardous compounds used in connection with our research and development activities. In the U.S., these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third-parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 115 U.S. patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

Competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file infringement claims to counter infringement for unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at the risk of not issuing.

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

Our license agreement with Wyeth, which gives us rights to a family of patent applications covering VLP technology for use in human vaccines in certain fields of use, is non-exclusive. These applications are very significant to our business. If each milestone is achieved for any particular product candidate, we would be obligated to pay an aggregate of $14 million to Wyeth for each product candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in these Risk Factors. Annual license maintenance fees under the Wyeth agreement aggregate to $0.2 million per year.

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

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biopharmaceutical products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. Litigation or administrative proceedings may be necessary to determine the validity and scope of certain of our and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third-parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot provide assurance that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

RISKS RELATED TO OUR COMMON STOCK AND ORGANIZATIONAL STRUCTURE

Because our stock price has been and will likely continue to be highly volatile, the market price of our common stock may be lower or more volatile than expected.

Our stock price has been highly volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2011 through December 31, 2011, the closing sale price of our common stock has been as low as $1.18 per share and as high as $2.96 per share. The market price of our common stock may be influenced by many factors, including:

•	future announcements about our Company or our collaborators or competitors, including the results of testing, technological innovations or new commercial products;
•	clinical trial results;
•	depletion of our cash reserves;
•	sale of equity securities or issuance of additional debt;
•	announcement by us of significant strategic partnerships, collaborations, joint ventures, capital commitments or acquisitions;
•	changes in government regulations;
•	developments in our relationships with our collaboration partners;
•	announcements relating to health care reform and reimbursement levels for new vaccines;

•	sales of substantial amounts of our stock by existing stockholders (including stock by insiders or 5% stockholders);
•	development, spread or new announcements related to pandemic influenza;
•	litigation;
•	public concern as to the safety of our products;
•	significant set-backs or concerns with the industry or the market as a whole;
•	regulatory inquiries, reviews and potential action, including from the FDA or the Securities and Exchange Commission; and
•	the other factors described in this Risk Factors section.

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

Our organizational documents could hamper a third-party’s attempt to acquire, or discourage a third-party from attempting to acquire control of, the Company. We also have adopted a shareholder rights plan, or “poison pill,” that empowers our Board to delay or negotiate, and thereby possibly thwart, any tender offer or takeover attempt the Board opposes, and we expect to extend, amend, or replace this plan during the coming year. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions also could limit the price investors are willing to pay in the future for our securities and make it more difficult to change the composition of our Board in any one year. These provisions include the right of the Board to issue preferred stock with rights senior to those of common stock without any further vote or action by stockholders, the existence of a staggered Board with three classes of directors serving staggered three-year terms and advance notice requirements for stockholders to nominate directors and make proposals.

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

Item 2. PROPERTIES

We lease approximately 51,200 square feet in Rockville, Maryland, which serves as our corporate headquarters and includes administrative offices, vaccine research and development, as well as a manufacturing facility. In 2011, we entered into a long-term lease arrangement for 74,000 square feet of manufacturing, laboratory and office space in two facilities in Gaithersburg, MD. We continue to lease approximately 32,900 square feet of administrative office and research and development space at our former corporate headquarters in Malvern, Pennsylvania, all of which is currently subleased. A summary of our current facilities is set forth below.

Property Location	Approximate Square Footage
Rockville, MD	51,200	Current corporate headquarters and vaccine research and development and manufacturing facility
Gaithersburg, MD	74,000	Future corporate headquarters and vaccine research and development and manufacturing facility
Malvern, PA	32,900	Former corporate headquarters and research and development
Total square footage	158,100
Malvern, PA sublease	(32,900)
Net square footage	125,200

Item 3. LEGAL PROCEEDINGS

In September 2011, we settled the lawsuits we had initiated in 2010 against former Novavax Directors, Mitchell Kelly and Denis O’Donnell; these settlements had no significant impact on our financial position or results of operations.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The NASDAQ Global Market under the symbol “NVAX.” The following table sets forth the range of high and low closing sale prices for our common stock as reported on The NASDAQ Global Market for each quarter in the two most recent years:

Quarter Ended	High	Low
December 31, 2011	$1.71	$1.25
September 30, 2011	$2.13	$1.18
June 30, 2011	$2.61	$1.97
March 31, 2011	$2.96	$2.15
December 31, 2010	$2.67	$2.11
September 30, 2010	$2.34	$2.01
June 30, 2010	$2.97	$2.17
March 31, 2010	$3.02	$2.05

On March 8, 2012, the last sale price reported on The NASDAQ Global Market for our common stock was $1.31. Our common stock was held by approximately 485 stockholders of record as of March 8, 2012, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We have not paid any cash dividends on our common stock since our inception. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under our Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this Annual Report on Form 10-K.

The graph below compares the cumulative total stockholders return on our common stock for the last five fiscal years with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index (which includes Novavax) over the same period, assuming the investment of $100 in our common stock, the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index on December 31, 2006, and reinvestments of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Novavax, Inc., the NASDAQ Composite Index
and the NASDAQ Pharmaceutical Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Value of $100 invested on December 31, 2006 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Novavax, Inc.	$100.00	$81.22	$46.10	$64.88	$59.27	$30.73
NASDAQ Composite Index	$100.00	$110.38	$65.58	$95.27	$112.22	$110.58
NASDAQ Pharmaceutical Index	$100.00	$95.32	$90.11	$99.36	$105.18	$114.32

This graph is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2011, which has been derived from our audited financial statements. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. These historical results are not necessarily indicative of results that may be expected for future periods.

	For The Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue	$14,688	$343	$325	$1,064	$1,513
Loss from continuing operations	(19,364)	(35,708)	(40,346)	(34,784)	(28,590)
Income (loss) from discontinued operations	—	—	—	273	(6,175)
Net loss	$(19,364)	$(35,708)	$(40,346)	$(34,511)	$(34,765)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.17)	$(0.34)	$(0.47)	$(0.51)	$(0.47)
Income (loss) per share from discontinued operations	—	—	—	—	(0.10)
Basic and diluted net loss per share	$(0.17)	$(0.34)	$(0.47)	$(0.51)	$(0.57)
Weighted average shares used in computing basic and diluted net loss per share	113,610	104,768	85,555	68,174	61,101

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$18,309	$31,676	$42,950	$33,900	$46,489
Total current assets	26,109	33,337	44,503	35,096	49,016
Working capital(1)	18,530	23,071	36,476	7,379	42,810
Total assets	66,576	74,844	85,605	76,625	91,291
Long-term debt, less current portion	300	320	406	480	21,629
Accumulated deficit	(329,656)	(310,292)	(274,584)	(234,238)	(199,727)
Total stockholders’ equity	53,849	59,050	69,952	42,948	63,065

(1)	Working capital is computed as the excess of current assets over current liabilities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained or incorporated by reference herein constitute forward-looking statements. In some cases, these statements can be identified by the use of forward-looking terminology such as “expect(s),” “intends,” “plans,” “seeks,” “estimates,” “could,” “should,” “feel(s),” “believe(s),” “will,” “would,” “may,” “can,” “anticipate(s),” “potential” and similar expressions or the negative of these terms. Such forward-looking statements are subject to risks and uncertainties that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed or implied by such forward-looking statements.

Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	potential benefits, regulatory approval and commercialization of our vaccine candidates;
•	our expectation that we will have adequate capital resources available to operate at planned levels for at least the next twelve months;
•	our expected 2012 capital expenditures;
•	our expectations for future revenue under the contract with HHS BARDA and funding requirements and capital raising activity, including possible proceeds from our At Market Issuance Sales Agreement;
•	our expectations on financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding operating expenses, use of cash, and the fluctuations in expenses and capital requirements associated with pre-clinical studies, clinical trials and other research and development activities;
•	our expectations on clinical development and anticipated milestones, including under the contract with HHS BARDA and our planned clinical trials;
•	our expectations that our product candidates will prove to be safe and effective;
•	our expectations that our multivalent seasonal influenza VLP vaccine could potentially address an unmet medical need in older adults or children;
•	our expectations that our RSV vaccine could potentially address unmet medical needs;
•	our expectation that we will utilize the amount of services that is required to be provided by Cadila Pharmaceuticals Limited (Cadila) under the master services agreement;
•	our expectations regarding payments to Wyeth;
•	our expectations for the use of results from our Pandemic H1N1 clinical trial in Mexico to support the development of our influenza vaccines in other countries, including the U.S.;
•	the impact of new accounting pronouncements; and
•	our expectations concerning payments under existing license agreements.

Factors that may cause actual results to differ materially from the results discussed in the forward-looking statements or historical experience include, but are not limited to, those described under Item 1A. Risk Factors of this Annual Report on Form 10-K.

The Company assumes no obligation to update any such forward-looking statements, except as required by law. We caution readers not to place considerable reliance on the forward-looking statements contained in this Annual Report on Form 10-K.

Overview

Novavax, Inc., a Delaware corporation (“Novavax,” the “Company,” “we,” or “us”), was incorporated in 1987, and is a clinical-stage biopharmaceutical company focused on developing novel recombinant vaccines to address a broad range of infectious diseases. Our goal is to become a profitable vaccine company that is aggressively driving towards development, licensure and commercialization of important vaccines worldwide.

Our technology platform is based on proprietary recombinant vaccine technology that includes VLPs and recombinant nanoparticle vaccines combined with a single-use bioprocessing production system. Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important recombinant proteins. Our product pipeline targets a variety of infectious diseases and our vaccine candidates are currently in or have completed clinical trials that target pandemic influenza (H5N1), seasonal influenza and RSV.

CPL Biologicals Private Limited (the JV), our joint venture formed in 2009 between us and Cadila, of which 20% is owned by us and 80% is owned by Cadila. The JV will develop and manufacture our pandemic and seasonal influenza vaccine candidates and Cadila’s biogeneric products and other diagnostic products for the territory of India. In June 2010, the JV opened its newly constructed state-of-the-art manufacturing facility, 100% funded by Cadila, to be used to produce pandemic and seasonal influenza vaccines, as well as other vaccine candidates. The JV is actively developing a rabies vaccine candidate that was genetically engineered by Novavax; it recently completed initial pre-clinical immunogenicity studies on this vaccine candidate and is progressing with pre-clinical toxicology studies. Because we do not control the JV, we account for our investment using the equity method. Since the carrying value of our contribution was nominal and there is no guarantee or commitment to provide future funding, we have not recorded nor do we expect to record losses related to this investment in the future.

A current summary of our significant research and development programs and status of development follows:

Program	Development Phase
Pandemic Influenza (H1N1)	Phase II (ended)
Pandemic Influenza (H5N1)	Phase II
Seasonal Influenza	Phase II
Respiratory Syncytial Virus (RSV)	Phase I
Rabies (through JV)	Pre-clinical

HHS BARDA Contract Award for Recombinant Influenza Vaccines

In February 2011, we were awarded a contract from HHS BARDA valued at $97 million for the first 36 month base-period, with an HHS BARDA option for an additional period of 24 months valued at $82 million, for a total contract value of up to $179 million. The HHS BARDA contract award provides significant funding for our ongoing clinical development and product scale-up of both our seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee contract in which HHS BARDA will reimburse us for direct contract costs incurred plus allowable indirect costs and a fee earned in the further development of our seasonal and pandemic (H5N1) influenza vaccines. During 2011, we recognized revenue of approximately $15 million, made significant progress in product characterization and production scale-up and are progressing forward with our multi-year clinical development program.

Pandemic Influenza (H1N1)

In 2009 and 2010, we dedicated significant resources to demonstrate our ability to develop a recombinant VLP vaccine against this latest pandemic influenza strain. We produced a non-cGMP H1N1 VLP vaccine candidate within 3 weeks after the genetic sequence of the novel H1N1 virus was announced and manufactured a cGMP vaccine candidate within 11 weeks of the announcement. We conducted a Phase II clinical trial in Mexico, in collaboration with Laboratorio Avi-Mex S.A. de C.V. and GE Healthcare; and published the final data results last year and presented at the World Health Organization (WHO) Meeting for the Evaluation of Pandemic Influenza Vaccines in Clinical Trials. Our results showed that our H1N1 VLP vaccine exceeded the immunogenicity criteria for seasonal influenza vaccine licensure at all dose levels, including the lowest 5μg dose and that a single administration of the VLP vaccine induced high levels of HAI titers in subjects without pre-existing detectable immunity to H1N1 influenza. Although H1N1 influenza is no longer considered a pandemic and is being addressed as an active strain in the determination of ongoing seasonal influenza strains, we nevertheless expect that the data from our H1N1 clinical trials will be used to support our pandemic (H5N1) and seasonal influenza VLP vaccine programs in the U.S. and in other countries.

Pandemic Influenza (H5N1)

We have made significant progress in the development of our vaccine that targets the H5N1 influenza strain. In 2007, we released results from an important pre-clinical study in which ferrets that received our H5N1 vaccine candidate were protected from a lethal challenge of the H5N1 virus. After filing an IND, we initiated a Phase I/IIa clinical trial. We released interim data from the first portion of this clinical trial in December 2007. These interim results demonstrated that our pandemic influenza vaccine can generate a protective immune response. We conducted the second portion of the Phase I/IIa trial in 2008 to gather additional subject immunogenicity and safety data and determine a final dose through the completion of this clinical trial. In August 2008, we reported favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across all three doses tested. The vaccine was well-tolerated at all dose levels as compared with placebo, and no serious adverse events were reported. The vaccine also induced robust HAI responses, which have been shown to be important for protection against influenza disease. In conjunction with our HHS BARDA contract, in 2012, we expect to launch two Phase I trials of our vaccine candidate in combination with several alternative adjuvant candidates. These trials will evaluate the safety and tolerability of the vaccines in the presence and absence of adjuvants; the ability of VLP vaccine antigens with and without adjuvants to generate antibody levels that fulfill the FDA’s criteria for accelerated approval, and the ability of these vaccines to provide an expanded number of doses and possible cross-protection against other virus strains to the U.S. population.

Seasonal Influenza

We are actively developing our VLP vaccine that targets the seasonal influenza virus. In April 2010, we reported the final results of our Phase II trial in older adults (60 years of age or older) in a dose-ranging study comparing our seasonal trivalent (three strain) influenza VLP vaccine with a commercially available inactivated trivalent influenza vaccine (TIV). The results showed that the vaccine was both safe and immunogenic against the 2009-2010 seasonal influenza virus strains in older adults. The CDC has indicated that currently approved seasonal influenza vaccines may be suboptimally effective in preventing hospitalization for pneumonia and influenza in older adults; however, we believe that some features of our seasonal influenza VLP vaccine have the potential to offer improved efficacy.

In 2012, we initiated a seasonal influenza Phase II dose-ranging trial using both trivalent and quadrivalent (four strains) formulations. We developed a quadrivalent formulation of our seasonal influenza vaccine candidate as many influenza vaccine manufacturers move from trivalent to quadrivalent formulations, an industry move that has been acknowledged by WHO and the FDA. At the conclusion of the trial, we will select the optimal quadrivalent dose and expect to initiate a dose-confirmatory Phase II trial in the second half of 2012. A Phase III registration trial is expected to begin in late 2013.

Respiratory Syncytial Virus (RSV)

We have developed a recombinant nanoparticle vaccine to prevent RSV. In pre-clinical studies, we have demonstrated positive results in models designed to test the safety and efficacy of our RSV vaccine candidate. In December 2010, we initiated a blinded, placebo-controlled, dose-escalating Phase I trial to assess the safety and tolerability of aluminum phosphate-adjuvanted and unadjuvanted formulations of our RSV vaccine candidate. A secondary objective of the study was to evaluate total and neutralizing anti-RSV antibody responses and assess the impact of the adjuvant. The study enrolled 150 healthy adults 18 to 49 years old who were allocated to six cohorts that included four dose levels of vaccine. The primary safety findings were local pain and tenderness at the site of injection, the majority of which were mild in nature with no dose-related increase observed. There were no observed vaccine-related serious adverse events or trends for related systemic side effects. The antibody response to the RSV F protein was significantly increased compared to placebo (p<0.001) in all groups and increased by 19-fold in the highest-dose group at day 60. A significant dose-response pattern was observed. High rates of seroconversion were seen at all doses including a rate of 100% at the highest-dose-adjuvant group. In 2012, we expect to initiate two separate dose-ranging Phase II trials in older adults and women of child bearing age.

License Agreement with LGLS

In February 2011, we entered into a licensing agreement with LGLS that allows LGLS to use our VLP technology to develop and commercially sell our influenza vaccines in South Korea and certain other emerging-market countries. LGLS received an exclusive license to our influenza VLP technology in South Korea and a non-exclusive license in the other specified countries. At its own cost, LGLS is responsible for funding its clinical development of the influenza VLP vaccines and completing a manufacturing facility in South Korea. We received an upfront payment and may receive reimbursements of certain development and product costs and royalty payments between 10 and 20% from LGLS’s future commercial sales of influenza VLP vaccines.

At Market Sales

In March 2010, we entered into an At Market Issuance Sales Agreement, under which we could sell an aggregate of $50 million in gross proceeds of our common stock. Our Board of Directors has authorized the sale of up to 25 million shares of our common stock pursuant to the At Market Issuance Sales Agreement. During 2011, we sold 6,001,841 shares of our common stock at a range of $1.25-$2.75 and received net proceeds of $11.8 million (with $0.8 million received in early 2012) under the At Market Issuance Sales Agreement. Since entering into the At Market Issuance Sales Agreement through March 8, 2012, we have sold 21,053,564 shares of our common stock and received gross proceeds of $42.1 million.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for revenue, the valuation of our short-term investments, stock-based compensation, long-lived assets, goodwill and valuation of our warrants and net deferred tax assets have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Revenue

We currently derive revenue from a cost-plus-fixed-fee contract in which HHS BARDA will reimburse us for direct contract costs incurred plus allowable indirect costs and a fee earned in the further development of our seasonal and pandemic (H5N1) influenza vaccines. Revenue on this cost-plus-fixed-fee contract is recognized as costs are incurred plus allowable indirect costs and the fee earned. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect rates will be subject to audit by HHS BARDA on an annual basis. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly.

Short-Term Investments

Our short-term investments are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses on these securities, if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity. We assess the recoverability of our short-term investments and, if an impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. Other-than-temporary impairments are included in the statements of operations. In 2007, we invested in auction rate securities as part of our cash management program. Since that time, uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we consider various factors to assess the fair value and the classification of the securities as short-term investments. Fair value was determined with the assistance of an independent valuation firm using two valuation methods — a discounted cash flow method and a market comparable method. Certain factors used in these methods include, but are not necessarily limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, our ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value and other factors. We recorded an other-than-temporary impairment charge of $1.3 million related to these securities in 2009, which was partially offset by realized gains of $0.8 million relating to redemptions of several auction rate securities. Since that time, changes in the fair value of our auction rate securities have been included in other comprehensive income on the balance sheets. At December 31, 2011, we have recorded $0.8 million in unrealized gains on the auction rate securities held by us at year-end.

Stock-Based Compensation

We account for our stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. This standard requires us to measure the cost of employee services received in exchange for equity share options granted based on the grant-date fair value of the options. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option-pricing model and is recognized as an expense on a straight-line basis over the requisite service period for those awards expected to vest. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our common stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility over the look-back period corresponding to the expected term. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2011, we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting exercise and forfeiture history. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option cancellations.

Impairments of Long-Lived Assets

We account for the impairment of long-lived assets by performing a periodic evaluation of the recoverability of the carrying value of long-lived assets and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. We consider historical performance and anticipated future results in our evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value.

Goodwill

Goodwill originally resulted from a business acquisition in 2000. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired is recorded as goodwill. Goodwill is not amortized, but is subject to impairment tests annually, or more frequently should indicators of impairment arise. We utilize the market approach and, if considered necessary, the income approach to determine if we have an impairment of our goodwill. The market approach serves as the primary approach and is based on market value of invested capital. The concluded fair value significantly exceeded the carrying value of our goodwill at December 31, 2011 and 2010. The income approach is used as a confirming look to the market approach. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value, which we test annually at December 31.

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

Warrant Accounting

We account for warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities. As such, warrants have been classified as a non-current liability in the Company’s statements of operations. In compliance with applicable accounting standards, registered warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. We use the Monte Carlo Simulation model to determine the fair value of the warrants. As a result, the valuation of warrants is subjective, and the option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts significantly different than the carrying value.

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

Recent Accounting Guidance Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single-statement or two-statement approach. This ASU is effective for us beginning January 1, 2012. The adoption of ASU 2011-05 will not have a material effect on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), to give both public and non-public entities the option to qualitatively determine whether they can bypass the two-step goodwill impairment test. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple reporting units may utilize a mix of qualitative assessments and quantitative tests among its reporting units. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of ASU 2011-08 will not have a material effect on our financial statements.

Results of Operations for Fiscal Years 2011, 2010 and 2009 (amounts in tables are presented in thousands, except per share information)

The following is a discussion of the historical financial condition and results of operations of Novavax, Inc. and should be read in conjunction with the financial statements and notes thereto set forth in this Annual Report on Form 10-K. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is described under Item 1A. Risk Factors of this Annual Report on Form 10-K.

Revenue:

	2011	2010	2009	Change 2010 to 2011	Change 2009 to 2010
Revenue:
Total contract revenue	$14,688	$343	$325	$14,345	$18

Revenue for 2011 was $14.7 million as compared to $0.3 million for 2010, an increase of $14.4 million. Revenue for 2011 is comprised of services performed under the HHS BARDA contract that was awarded in February 2011 and revenue for 2010 resulted from work under other government contracts. For 2012, we expect to generate significant revenue as we continue to perform under the HHS BARDA contract.

Revenue for 2010 and 2009 was $0.3 million. Contract revenue resulted from work under other government contracts.

Costs and Expenses:

	2011	2010	2009	Change 2010 to 2011	Change 2009 to 2010
Costs and Expenses:
Cost of contract revenue	$7,003	$—	$—	$7,003	$—
Research and development	17,885	28,032	25,780	(10,147)	2,252
General and administrative	11,379	10,805	11,928	574	(1,123)
Total costs and expenses	$36,267	$38,837	$37,708	$(2,570)	$1,129

Cost of Contract Revenue

Cost of contract revenue increased to $7.0 million for 2011 due to the development work performed under the HHS BARDA contract that was awarded in February 2011. These costs include direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. For 2012, we expect a significant increase in the cost of contract revenue as we plan to conduct multiple clinical trials, including the manufacture of such clinical materials, under the HHS BARDA contract.

Research and Development Expenses

Research and development expenses decreased to $17.9 million for 2011 from $28.0 million for 2010, a decrease of $10.1 million, or 36%. These expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs such as, fringe benefits and overhead expenses, are also included in research and development expenses. The decrease in research and development expenses was primarily due to work performed under the HHS BARDA contract and as such, is being recorded as cost of contract revenue, and to a lesser extent lower outside-testing costs (including outsourced clinical trial costs, sponsored research and consulting agreements) as a result of fewer clinical trials on-going during 2011. For 2012, we expect a significant decrease in research and development expenses due to our focus on the HHS BARDA contract, partially offset by two anticipated clinical trials in RSV (an internally funded program at this time).

Research and development expenses increased to $28.0 million for 2010 from $25.8 million for 2009, an increase of $2.2 million, or 9%. The increase in expense was primarily due to higher employee-related costs of $1.4 million and increased depreciation expense of $0.2 million.

Costs and Expenses by Functional Area

We track our cost of contract revenue and research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At December 31, 2011, we had 88 employees dedicated to our research and development programs. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our cost of contract revenue and research and development expenses by functional area for the year ended December 31 (in millions).

	2011	2010
Manufacturing	$14.7	$12.3
Vaccine Discovery	3.2	3.7
Clinical & Regulatory	7.0	12.0
Total cost of contract revenue and research and development expenses	$24.9	$28.0

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

General and Administrative Expenses

General and administrative expenses increased to $11.4 million in 2011 from $10.8 million for 2010, an increase of $0.6 million, or 5%. The increase in expenses was primarily due to higher employee-related costs, including severance expenses, partially offset by lower professional fees. For 2012, we expect a moderate increase in general and administrative expenses primarily due to costs associated with our new manufacturing, laboratory and office facility prior to our occupancy, which is expected to occur in 2012.

General and administrative expenses decreased to $10.8 million in 2010 from $11.9 million for 2009, a decrease of $1.1 million, or 9%. The decrease in expenses was primarily due to lower professional fees of $0.9 million.

Other Income (Expense):

	2011	2010	2009	Change 2010 to 2011	Change 2009 to 2010
Other Income (Expense):
Interest income	$136	$189	$285	$(53)	$(96)
Interest expense	(9)	(9)	(786)	—	777
Other income	26	485	—	(459)	485
Impairment of short-term investments	—	—	(1,338)	—	1,338
Realized gains on short-term investments	—	—	848	—	(848)
Change in fair value of warrant liability	2,474	1,671	(1,972)	803	3,643
Total other income (expense)	$2,627	$2,336	$(2,963)	$291	$5,299

We had total other income of $2.6 million for 2011 compared to total other income of $2.3 million for 2010, a change of $0.3 million. Other income decreased to less than $0.1 million for 2011 primarily resulting from the receipt of grants under our application of qualifying therapeutic discovery project credits in 2010. We are required to calculate the fair value of our warrant liability at each reporting period. For 2011, the change in fair value of the warrant liability resulted in a $0.8 million increase in total other income (expense) as compared to 2010. We will continue to mark the warrant liability to fair value at each reporting period until the warrants are either exercised or otherwise expire.

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

Income Tax:

	2011	2010	2009	Change 2010 to 2011	Change 2009 to 2010
Income Tax:
Income tax expense (benefit)	$412	$(450)	$—	$862	$(450)

In 2011, we incurred a foreign withholding tax related to a payment received in accordance with a license agreement. In 2010, we recorded a deferred income tax benefit of $0.5 million related to a refundable income tax credit received and grants received as a result of qualifying therapeutic discovery projects under Internal Revenue Code Section 48D.

Net Loss:

	2011	2010	2009	Change 2010 to 2011	Change 2009 to 2010
Net Loss:
Net loss	$(19,364)	$(35,708)	$(40,346)	$16,344	$4,638
Net loss per share	$(0.17)	$(0.34)	$(0.47)	$0.17	$0.13
Weighted average shares outstanding	113,610	104,768	85,555	8,842	19,213

Net loss for 2011 was $19.4 million, or $0.17 per share, as compared to $35.7 million, or $0.34 per share, for 2010, a decreased net loss of $16.3 million. The decreased net loss was primarily due to revenue recognized under the HHS BARDA agreement, as well as lower research and development spending as a result of fewer clinical trials on-going during 2011.

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

The increase in weighted average shares outstanding for 2011 and 2010 is primarily a result of sales of our common stock in the aggregate of 6,001,841 shares in 2011 and 10,513,849 shares in 2010, as well as sales of our common stock in 2009, respectively.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing costs. We plan to continue to have multiple vaccines and products in various stages of development, and we believe our operating expenses and capital requirements will fluctuate depending upon the timing of certain events, such as the scope, initiation, rate and progress of our pre-clinical studies and clinical trials and other research and development activities.

As of December 31, 2011, we had $14.1 million in cash and cash equivalents and $4.2 million in short-term investments as compared to $8.1 million and $23.6 million, respectively, at December 31, 2010.

The following table summarizes cash flows for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010	Change 2010 to 2011
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(23,629)	$(32,852)	$9,223
Investing activities	18,543	(21,273)	39,816
Financing activities	11,129	23,429	(12,300)
Net increase (decrease) in cash and cash equivalents	6,043	(30,696)	36,739
Cash and cash equivalents at beginning of year	8,061	38,757	(30,696)
Cash and cash equivalents at end of year	$14,104	$8,061	$6,043

Net cash used in operating activities decreased to a cash usage of $23.6 million for 2011 as compared to $32.9 million for 2010. The decrease in cash usage was primarily due to a decreased net loss as a result of revenue recognized under the HHS BARDA contract, partially offset by the timing of our customer and vendor payments.

During 2011 and 2010, our investing activities consisted of purchases and maturities of short-term investments and capital expenditures. In 2011, we utilized our short-term investments to fund operations and increase our cash balances. In 2010, we purchased short-term investments to increase our rate of return on our investments. Capital expenditures for 2011 and 2010 were $0.6 million and $1.6 million, respectively. The decrease in capital expenditures was primarily due to the purchase of laboratory equipment relating to our production scale-up in 2010. For 2012, we expect our level of capital expenditures to increase in connection with the scale-up of our new manufacturing, laboratory and office facility.

The decrease in our financing activities consists primarily of lower sales of our common stock. We received net proceeds of $11.0 million in 2011 as compared to $23.1 million in 2010 from the sale of our common stock through our At Market Issuance Sales Agreement. We continue to sell our common stock under our At Market Issuance Sales Agreement and since December 31, 2011 through March 8, 2012, we have sold an additional 5.2 million shares for $7.2 million in net proceeds.

In November 2011, we entered into lease agreements, under which we will lease our new manufacturing, laboratory and office space in Gaithersburg, Maryland. The lease agreements provide that, among other things, as of January 1, 2012, we sublease from the current facility tenant, and subsequently lease from the landlord approximately 74,000 total square feet, with rent payments for such space commencing April 1, 2014. Under the terms of one of the lease agreements, the Landlord will provide us with a tenant improvement allowance of $2.5 million and an additional tenant improvement allowance of $3 million dollars, which additional tenant improvement allowance would be paid back to the Landlord during the remainder of the term of such lease agreement (collectively, the Improvement Allowance). Since December 31, 2011 through March 8, 2012, we have been funded $1.3 million under the Improvement Allowance. In addition, we entered into an agreement with the current facility tenant to purchase laboratory equipment to be used at the space and $0.5 million is owed under the agreement as of December 31, 2011.

We have entered into agreements with outside providers to support our clinical development. As of December 31, 2011, $3.2 million remains unpaid on certain of these agreements in the event our outside providers complete their services in 2012. However, under the terms of the agreements, we have the option to terminate, but we would be obligated to pay the provider for all costs incurred through the effective date of termination.

We have licensed certain rights from Wyeth. The Wyeth license, which provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales, is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields; the license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. We do not expect to make a milestone payment to Wyeth in the next twelve months.

In connection with our JV with Cadila, we entered into a master services agreement, which we and Cadila amended in July 2011 to extend the term by one year for which services can be provided by Cadila under this agreement. Under the recently revised terms, if, by March 2013, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. Through December 31, 2011, we have purchased $0.2 million in services from Cadila pursuant to this agreement.

Based on our cash and cash equivalents and short-term investment balances as of December 31, 2011, anticipated revenue under the contract with HHS BARDA that was awarded in February 2011, possible proceeds from the sales of our common stock under our At Market Issuance Sales Agreement and our current business operations, we believe we have adequate capital resources available to operate at planned levels for at least the next twelve months. Additional capital will be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to generate revenue under the HHS BARDA contract is subject to our performance under the contract; our ability to raise funds under our At Market Issuance Sales Agreement is subject to both our business performance and market conditions. Further we will seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, non-dilutive government contracts, collaborative arrangements or some combination of these financing alternatives. Any capital raised by an equity offering will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value. Other than our At Market Issuance Sales Agreement and the Improvement Allowance, we have not secured any additional commitments for new financing nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to perform under the HHS BARDA contract or obtain additional capital, we will assess our capital resources and will likely be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization or reduce our general and administrative infrastructure.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$31,624	$2,680	$5,728	$7,948	$15,268
Notes payable	320	20	300	—	—
Purchase obligations	7,800	3,500	4,300	—	—
Total contractual obligations	$39,744	$6,200	$10,328	$7,948	$15,268

Our purchase obligations include our anticipated timing of future purchases for services pursuant to the master services agreement with Cadila and $0.5 million related to an equipment purchase agreement associated with our new manufacturing, laboratory and office space. We are required to purchase from Cadila through March 2013 services for biologic research, pre-clinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services. As of December 31, 2011, our remaining obligation to Cadila under the master services agreement is $7.3 million.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2011, we had cash and cash equivalents of $14.1 million, short-term investments of $4.2 million and working capital of $18.5 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of December 31, 2011, our short-term investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments when they mature and the proceeds are reinvested into new investments and, therefore, could impact our cash flows and results of operations.

In 2007, we invested in auction rate securities as part of our cash management program. Short-term investments at December 31, 2011 are comprised of investments in three auction rate securities with a par value of $5.1 million and a fair value of $4.2 million. We recorded an other-than-temporary impairment charge of $1.3 million related to these securities in 2009, which was partially offset by realized gains of $0.8 million in 2009 relating to redemptions of several auction rate securities. At December 31, 2011, we have recorded $0.8 million in unrealized gains on the auction rate securities included in other comprehensive income on the balance sheet. These investments are classified within current assets because we may need to liquidate these securities within the next year to fund our ongoing operations.

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

The Company’s management, with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the Evaluation Date). Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Such internal control includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management had determined that, as of December 31, 2011, out internal controls over financial reporting is effective based on those criteria.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2011, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the information concerning our directors, officers and corporate governance to be included in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders scheduled to be held on June 11, 2012 (the 2012 Proxy Statement). We expect to file the 2012 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2011.

Item 11. EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2012 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2012 Proxy Statement.

The following table provides our equity compensation plan information as of December 31, 2011. Under these plans, our common stock may be issued upon the exercise of options. See also the information regarding our stock options in Note 11 to the financial statements included herewith.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	7,887,396	$2.36	3,311,224
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes our 2005 Stock Incentive Plan and 1995 Stock Option Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information concerning certain related party transactions set forth in Note 16 to our financial statements included herewith. We incorporate herein by reference the information concerning certain other relationships and related transactions and director independence to be contained in the 2012 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2012 Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the Annual Report on Form 10-K:
(1)	Index to Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

Confidential treatment has been granted for portions of exhibits marked with a double asterisk (**).

All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 21, 1997), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001), as further amended by the Certificate of Amendment dated July 8, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004), as further amended by the Certificate of Amendment dated May 13, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
3.2	Amended and Restated By-Laws of the Company, as amended on August 2, 2007 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 8, 2007)
4.1	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995)
4.2	Rights Agreement, dated as of August 8, 2002, by and between the Company and Equiserve Trust Company, which includes the Form of Summary of Rights to Purchase Series D Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Certificate of Designation of Series D Junior Participating Preferred Stock as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 9, 2002) (File No. 000-26770)

4.3	Registration Rights Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 30, 2008)
10.1††	Novavax, Inc. 1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 31, 2003 in connection with the Annual Meeting held on May 7, 2003) (File No. 000-26770)
10.2††	Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended June 30, 2011, filed August 9, 2011)
10.3††	Employment Agreement of Stanley C. Erck, dated as of February 15, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 1, 2010)
10.4††	Employment Agreement of Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the quarter ended June 30, 2011, filed August 9, 2011)
10.5††	Amended and Restated Employment Agreement of Rahul Singhvi, effective July 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 22, 2009)
10.6††	Amendment to Amended and Restated Employment Agreement of Rahul Singhvi, dated May 27, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 1, 2010)
10.7*††	Severance Agreement of Rahul Singhvi, dated as of April 19, 2011
10.8††	Employment Agreement between Novavax, Inc. and Frederick Driscoll dated August 6, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 7, 2009)
10.9††	Employment Agreement of John Trizzino dated July 16, 2009 (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.10††	Employment Agreement of Gregory Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2010)
10.11††	Employment Agreement of Russell Wilson dated November 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 14, 2011)
10.12*††	Employment Agreement of Timothy Hahn dated June 22, 2011
10.13††	Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan, (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2009)
10.14††	Form of Indemnity Agreement, as of January 1, 2010 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.15	Lease Agreement, dated as of July 15, 2004, between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004)
10.16	Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (now PuriCore, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006)

10.17	Amendment dated as of October 25, 2006 to the Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (now PuriCore, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10.18	Second Amendment to Sublease Agreement between Novavax, Inc. and PuriCore, Inc., dated April 22, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the quarter ended June 30, 2009, filed August 10, 2009)
10.19	Third Amendment to Sublease Agreement between Novavax, Inc. and PuriCore, Inc., dated December 29, 2010 (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended December 31, 2010, filed March 28, 2011)
10.20	Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 7, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)
10.21	First Amendment to Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)
10.22	Second Amendment to Lease Agreement between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of June 26, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)
10.23*	Lease Agreement for space at 20 Firstfield between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011
10.24*	Sublease Agreement for space at 20 Firstfield between Intercell USA, Inc. and Novavax, Inc., dated as of October 21, 2011 and effective as of November 18, 2011
10.25*	Lease Agreement for space at 22 Firstfield between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011
10.26**	Contract, effective as of February 24, 2011, between the Company and HHS/OS/ASPR/BARDA (Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011, filed November 4, 2011)
10.27**	License Agreement, entered in February 25, 2011, effective as of December 9, 2010, between the Company and LG Life Sciences, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011, filed November 4, 2011)
10.28**	License Agreement, dated July 5, 2007, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10.29**	Amendment No. 1 to License Agreement, effective as of March 17, 2010, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 6, 2010)
10.30	Form of Investor Rights Agreement dated July 29, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 30, 2008)
10.31	At Market Issuance Sales Agreement, dated March 15, 2010, by and between Novavax, Inc. and McNicoll, Lewis and Vlak, LLC (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.32	Stock Purchase Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.33**	Amended and Restated Joint Venture Agreement between Novavax Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.34**	Amended and Restated Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.35	Amendment to Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited dated July 27, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)
10.36**	Amended and Restated Supply Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.37**	Amended and Restated Technical Services Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.38**	Amended and Restated Seasonal / Other License Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.39**	Amended and Restated Option to Obtain License between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.40**	H1N1 License to Agreement between Novavax, Inc. and CPL Biologicals Private Limited, dated October 6, 2009 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011)
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
32.1*	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.
By: /s/ Stanley C. Erck President and Chief Executive Officer and Director

Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Stanley C. Erck Stanley C. Erck	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012
/s/ Frederick W. Driscoll Frederick W. Driscoll	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2012
s/ James F. Young James F. Young	Chairman of the Board of Directors	March 14, 2012
/s/ Richard H. Douglas Richard H. Douglas	Director	March 14, 2012
/s/ Gary C. Evans Gary C. Evans	Director	March 14, 2012
/s/ John O. Marsh, Jr. John O. Marsh, Jr.	Director	March 14, 2012
/s/ Michael A. McManus Michael A. McManus	Director	March 14, 2012
/s/ Rajiv Modi Rajiv Modi	Director	March 14, 2012

INDEX TO FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010 and 2009

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Novavax, Inc.

We have audited the accompanying balance sheets of Novavax, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novavax, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

McLean, Virginia
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Novavax, Inc.

We have audited Novavax, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Novavax Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Novavax Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Novavax, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Novavax, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

McLean, VA
March 14, 2012

NOVAVAX, INC.

BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$14,104	$8,061
Short-term investments available-for-sale	4,205	23,615
Accounts receivables	1,965	54
Unbilled receivables	1,836	—
Prepaid expenses	2,441	1,342
Other current assets	1,558	265
Total current assets	26,109	33,337
Property and equipment, net	6,857	8,206
Goodwill	33,141	33,141
Other non-current assets	469	160
Total assets	$66,576	$74,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,645	$3,572
Accrued expenses and other current liabilities	4,528	6,273
Current portion of notes payable	20	80
Deferred rent	386	341
Total current liabilities	7,579	10,266
Warrant liability	368	2,842
Deferred revenue	2,500	—
Non-current portion of notes payable	300	320
Deferred rent	1,980	2,366
Total liabilities	12,727	15,794
Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; and 117,480,867 shares issued and 117,025,437 shares outstanding at December 31, 2011 and 111,492,014 shares issued and 111,036,584 shares outstanding at December 31, 2010	1,175	1,115
Additional paid-in capital	383,948	371,477
Notes receivable from former directors	—	(1,572)
Accumulated deficit	(329,656)	(310,292)
Treasury stock, 455,430 shares, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	832	772
Total stockholders’ equity	53,849	59,050
Total liabilities and stockholders’ equity	$66,576	$74,844

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2011	2010	2009
	(in thousands, except per share information)
Contract revenue	$14,688	$343	$325
Costs and expenses:
Cost of contract revenue	7,003	—	—
Research and development	17,885	28,032	25,780
General and administrative	11,379	10,805	11,928
Total costs and expenses	36,267	38,837	37,708
Loss from operations before other income (expense)	(21,579)	(38,494)	(37,383)
Other income (expense):
Interest income	136	189	285
Interest expense	(9)	(9)	(786)
Other income	26	485	—
Impairment of short-term investments	—	—	(1,338)
Realized gains on short-term investments	—	—	848
Change in fair value of warrant liability	2,474	1,671	(1,972)
Loss from operations before income tax	(18,952)	(36,158)	(40,346)
Income tax expense (benefit)	412	(450)	—
Net loss	$(19,364)	$(35,708)	$(40,346)
Basic and diluted net loss per share:	$(0.17)	$(0.34)	$(0.47)
Basic and diluted weighted average number of common shares outstanding	113,610	104,768	85,555

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Notes Receivable From Former Directors	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
	(in thousands, except share information)
Balance at December 31, 2008	69,220,021	$692	$280,516	$(1,572)	$(234,238)	$(2,450)	$—	$42,948
Non-cash compensation costs for stock options and restricted stock	—	—	1,533	—	—	—	—	1,533
Exercise of stock options	546,832	5	947	—	—	—	—	952
Restricted stock issued as compensation	10,000	—	—	—	—	—	—	—
Issuance of common stock to Cadila, net of issuance costs of $406	12,500,000	125	10,469	—	—	—	—	10,594
Issuance of common stock to Rovi, net of issuance costs of $23	1,094,891	11	2,966	—	—	—	—	2,977
Conversion of convertible debt	3,056,939	31	7,629	—	—	—	—	7,660
Issuance of common stock under ATM, net of issuance costs of $682	7,489,207	75	21,930	—	—	—	—	22,005
Issuance of common stock, net of issuance costs of $1,631	6,800,000	68	20,741	—	—	—	—	20,809
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	820	820	$820
Net loss	—	—	—	—	(40,346)	—	—	(40,346)	(40,346)
Comprehensive loss	—	—	—	—	—	—	—	—	$(39,526)
Balance at December 31, 2009	100,717,890	1,007	346,731	(1,572)	(274,584)	(2,450)	820	69,952
Non-cash compensation cost for stock options and restricted stock	—	—	1,339	—	—	—	—	1,339
Exercise of stock options	261,942	3	423	—	—	—	—	426
Restricted stock issued as compensation	75,000	1	(1)	—	—	—	—	—
Restricted stock cancelled	(76,667)	(1)	1	—	—	—	—	—
Issuance of common stock under ATM, net of issuance costs of $468	10,513,849	105	22,984	—	—	—	—	23,089
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	(48)	(48)	$(48)
Net loss	—	—	—	—	(35,708)	—	—	(35,708)	(35,708)
Comprehensive loss	—	—	—	—	—	—	—	—	$(35,756)
Balance at December 31, 2010	111,492,014	1,115	371,477	(1,572)	(310,292)	(2,450)	772	59,050
Non-cash compensation costs for stock options and restricted stock	—	—	2,047	—	—	—	—	2,047
Exercise of stock options	198,679	2	177	—	—	—	—	179
Restricted stock issued as compensation	50,000	1	(1)	—	—	—	—	—
Cancellation of common stock issued to former directors	(261,667)	(3)	(1,519)	1,572	—	—	—	50
Issuance of common stock under ATM, net of issuance costs of $246	6,001,841	60	11,767	—	—	—	—	11,827
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	60	60	$60
Net loss	—	—	—	—	(19,364)	—	—	(19,364)	(19,364)
Comprehensive loss	—	—	—	—	—	—	—	—	$(19,304)
Balance at December 31, 2011	117,480,867	$1,175	$383,948	$—	$(329,656)	$(2,450)	$832	$53,849

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2011	2010	2009
	(in thousands)
Operating Activities:
Net loss	$(19,364)	$(35,708)	$(40,346)
Reconciliation of net loss to net cash used in operating activities:
Change in fair value of warrant liability	(2,474)	(1,671)	1,972
Depreciation and amortization	1,613	1,372	1,194
Amortization of deferred financing costs	—	—	147
Amortization of debt discount	—	—	222
Loss on disposal of property and equipment	—	35	21
Impairment of long-lived assets	360	162	23
Amortization of net premiums on short-term investments	317	247	—
Deferred rent	(341)	(282)	(279)
Non-cash stock-based compensation	2,047	1,339	1,533
Net impairment of short-term investments	—	—	490
Changes in operating assets and liabilities:
Accounts receivables	(1,911)	204	32
Unbilled receivables	(1,836)	—	—
Prepaid expenses and other assets	(1,854)	(312)	(536)
Accounts payable and accrued expenses	(2,686)	1,912	2,547
Deferred revenue	2,500	(150)	150
Net cash used in operating activities	(23,629)	(32,852)	(32,830)
Investing Activities:
Capital expenditures	(610)	(1,556)	(745)
Purchases of short-term investments	(2,082)	(38,717)	—
Proceeds from maturities of short-term investments	21,235	19,000	3,100
Net cash provided by (used in) by investing activities	18,543	(21,273)	2,355
Financing Activities:
Principal payments of notes payable	(80)	(86)	(15,043)
Proceeds from settlement of notes receivable from former directors	50	—	—
Net proceeds from sales of common stock, net of offering costs of $0.2 million, $0.5 million and $2.7 million, respectively	10,980	23,089	56,385
Proceeds from the exercise of stock options	179	426	952
Net cash provided by financing activities	11,129	23,429	42,294
Net increase (decrease) in cash and cash equivalents	6,043	(30,696)	11,819
Cash and cash equivalents at beginning of year	8,061	38,757	26,938
Cash and cash equivalents at end of year	$14,104	$8,061	$38,757
Supplemental disclosure of non-cash activities:
Conversion of convertible debt and accrued interest to common stock	$—	$—	$7,660
Equipment purchases included in accounts payable and accrued expenses	$14	$418	$66
Settlement of notes receivable from former directors	$1,522	$—	$—
Sale of common stock under the At Market Issuance Sales Agreement not settled at year-end	$847	$—	$—
Supplemental disclosure of cash flow information:
Cash interest payments	$—	$—	$817

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 1 — Organization

Novavax, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing novel recombinant vaccines to address a broad range of infectious diseases. The Company’s goal is to become a profitable vaccine company that is aggressively driving towards development, licensure and commercialization of important vaccines worldwide. The Company’s technology platform is based on proprietary recombinant vaccine technology that includes virus-like particles (“VLPs”) and recombinant nanoparticle vaccines combined with a single-use bioprocessing production system. These vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important recombinant proteins. The Company’s product pipeline targets a variety of infectious diseases and its vaccine candidates are currently in or have completed clinical trials that target pandemic influenza (H5N1), seasonal influenza and respiratory syncytial virus (“RSV”).

In 2009, the Company formed a joint venture with Cadila Pharmaceuticals Limited named CPL Biologicals Private Limited to develop and manufacture vaccines, biological therapeutics and diagnostics in India. The joint venture is owned 20% by the Company and 80% by Cadila Pharmaceuticals Limited (see Note 5).

Note 2 — Liquidity Matters

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

Since its inception, the Company has incurred, and continues to incur, significant losses from operations. At December 31, 2011, the Company had cash and cash equivalents of $14.1 million and short-term investments with a fair value of $4.2 million. Since December 31, 2011 through March 8, 2012, the Company has sold 5.2 million shares under its At Market Issuance Sales Agreement for $7.2 million in net proceeds.

Based on the Company’s cash and cash equivalents and short-term investments balances as of December 31, 2011, anticipated revenue under the contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) that was awarded in February 2011, possible proceeds from sales of the Company’s common stock under its At Market Issuance Sales Agreement and its current business operations, the Company believes it has adequate capital resources available to operate at planned levels for at least the next twelve months. Additional capital will be required in the future to develop its vaccine candidates through clinical development, manufacturing and commercialization. The Company’s ability to generate revenue under the HHS BARDA contract is subject to its performance under the contract; its ability to raise funds under its At Market Issuance Sales Agreement is subject to both its business performance and market conditions. Further, the Company may seek additional capital through public or private equity offerings, debt financing, strategic alliance and licensing arrangements, non-dilutive government contracts, collaborative arrangements, or some combination of these financing alternatives. Any capital raised by an equity offering, whether public or private, will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require the Company to give up rights to a product or technology at less than its full potential value. Other than the Company’s At Market Issuance Sales Agreement and the Improvement Allowance (see Note 15), the Company has not secured any additional commitments for new financing, nor can the Company provide any assurance that financing will be available on commercially acceptable terms, if at all. If the Company is unable to perform under the HHS BARDA contract or obtain additional capital, it will assess its capital resources and will likely

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 2 — Liquidity Matters  – (continued)

be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, and/or downsize the organization, including its general and administrative infrastructure.

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase.

Short-Term Investments

Short-term investments at December 31, 2011 consist of three auction rate securities. All marketable securities had original maturities greater than 90 days, but less than one year. In 2009, the Company recorded other-than-temporary impairment charges related to its auction rate securities of $1.3 million because of the uncertainties in the credit markets and management’s belief these securities could not be sold at par value, but are saleable at a discount from their par value. In 2009, the Company realized gains of $0.8 million relating to redemptions of several auction rate securities from its portfolio.

In 2007, the Company had invested in auction rate securities as part of its cash management program. Uncertainties in the credit markets have prevented the Company from liquidating certain holdings of auction rate securities as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, the Company considered various factors to assess the fair value and the classification of the securities as short-term investments. Fair value was determined through an independent valuation using two valuation methods — a discounted cash flow method and a market comparable method. Certain factors used in these methods include, but are not necessarily limited to, comparable securities traded on secondary markets, timing of the failed auction, specific security auction history, quality of underlying collateral, rating of the security and the bond insurer, the Company’s ability and intent to retain the securities for a period of time to allow for anticipated recovery in the market value and other factors.

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

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 3 — Summary of Significant Accounting Policies  – (continued)

Short-term investments classified as available-for-sale as of December 31, 2011 and 2010 were comprised of (in thousands):

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$3,373	$832	$—	$4,205	$3,373	$773	$—	$4,146
Corporate debt securities	—	—	—	—	19,470	—	(1)	19,469
Total	$3,373	$832	$—	$4,205	$22,843	$773	$(1)	$23,615

Concentration of Credit Risk

Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents and short-term investments. The Company’s investment policy limits investments to certain types of instruments, including auction rate securities, high-grade corporate debt securities and money market instruments, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. At times, the Company maintains cash balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities at December 31, 2011 and 2010. As discussed below, the fair value of short-term investments is based upon Level 2 data.

Fair Value Measurements

The Company applies Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.

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

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 3 — Summary of Significant Accounting Policies  – (continued)

Financial assets and liabilities measured a fair value on a recurring basis as of December 31, 2011 and 2010 are summarized below (in thousands):

	Fair Value at December 31, 2011			Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Corporate debt securities and auction rate securities	$—	$4,205	$—	$—	$23,615	$—
Total Short-term investments	$—	$4,205	$—	$—	$23,615	$—
Liabilities
Warrant liabilities	$—	$—	$368	$—	$—	$2,842

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended December 31, 2011 (in thousands):

Fair Value Measurements of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$2,842
Change in fair value of Warrant liability	(2,474)
Balance at December 31, 2011	$368

The amounts in the Company’s balance sheet for accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.

Accounts Receivable

Accounts receivable arise primarily from the Company’s contract with HHS BARDA and are reported at amounts expected to be collected in future periods. No allowance for doubtful accounts is deemed necessary.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the improvements or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Goodwill and Intangible Assets

Goodwill originally resulted from a business acquisition in 2000. Assets acquired and liabilities assumed were recorded at their fair values; the excess of the purchase price over the identifiable net assets acquired was recorded as goodwill. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests annually or more frequently should indicators of impairment arise. The Company utilizes primarily the market approach and, if considered necessary, the income approach to determine if it has an impairment of its goodwill. The market approach is based on market value of invested capital. When utilized, the income approach is used as a confirming look to the market approach. Goodwill impairment is deemed to exist if the carrying value of the reporting unit exceeds its estimated fair value.

At December 31, 2011 and 2010, the Company used the market approach to determine if the Company had an impairment of its goodwill. Step one of the impairment test states that if the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not to be impaired. The fair value of the Company’s reporting unit was substantially higher than the carrying value, resulting in no impairment to goodwill at December 31, 2011 and 2010.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 3 — Summary of Significant Accounting Policies  – (continued)

Equity Method Investment

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

Long-Lived Assets

The Company accounts for the impairment of its long-lived assets in accordance with ASC 360, Property, Plant and Equipment. This financial standard requires a periodic evaluation of the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value, and losses are determined based upon the excess carrying value of the assets over its fair value.

Revenue Recognition

The Company performs research and development for U.S. government agencies. The Company recognizes revenue under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is considered probable. Revenue is earned under cost reimbursable and fixed price contracts. Direct contract costs are expensed as incurred.

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

Cost of Contract Revenue

Cost of contract revenue includes direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with the Company’s process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. Cost of contract revenue does not include allocations of indirect costs.

Stock-Based Compensation

The Company accounts for stock-based compensation related to grants of stock options and restricted stock awards at fair value. The Company recognizes compensation expense related to such awards on a straight-line basis over the requisite service period (generally the vesting period) of the equity awards that are expected to vest, which typically occurs ratably over periods ranging from six months to four years. See Note 11 for a further discussion on stock-based compensation.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 3 — Summary of Significant Accounting Policies  – (continued)

The expected term of stock options granted was based on the Company’s historical option exercise experience and post-vesting forfeiture experience using the historical expected term from the vesting date. The expected volatility of the options granted was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected term. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected term of the options. The forfeiture rate was determined using historical pre-vesting forfeiture rates since the inception of the plans. The Company has never paid a dividend, and as such, the dividend yield is zero.

Restricted stock awards to employees and directors have been recorded as compensation expense over the expected vesting period based on the fair value at the award date and the number of shares ultimately expected to vest using the straight-line method of amortization. The Company accounts for share-based awards issued to non-employees by determining the fair value of equity awards given as consideration for services rendered to be recognized as compensation expense over the shorter of the vesting or service periods. In cases where an equity award is not fully vested, such equity award must be revalued on each subsequent reporting date until vesting is complete with a cumulative catch-up adjustment recognized for any changes in its estimated fair value.

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with the Company’s process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs such as, fringe benefits and overhead expenses, are also included in research and development expenses. These expenses exclude costs associated with cost of contract revenue.

Warrant Accounting

The Company accounts for the Warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities. As such, the Warrants have been classified as a non-current liability in the Company’s balance sheets. The term of the Warrants expire July 31, 2013. In compliance with applicable accounting standards, registered warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company uses the Monte Carlo Simulation model to determine the fair value of the Warrants, which requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale).

The fair value of the Warrants as of December 31 was estimated with the following assumptions:

	2011	2010
Underlying price of common stock per share	$1.26	$2.43
Exercise price per share	$3.62	$3.62
Risk-free interest rate	0.20%	0.85%
Dividend yield	0%	0%
Volatility	72.5%	75.2%
Expected term (in years)	1.58	2.58
Probability of a fundamental transaction	0% – 5%	0% – 5%

The revaluation of the estimated fair value of Warrants at each subsequent balance sheet date results in a change in the carrying value of the liability, which is recorded as “change in fair value of warrant liability” in the statements of operations.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 3 — Summary of Significant Accounting Policies  – (continued)

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

Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2011 and 2010, the Company had no accruals for interest or penalties related to income tax matters.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding warrants, stock options and unvested restricted stock awards totaling 11,284,054, 9,344,635 and 9,428,319 shares at December 31, 2011, 2010 and 2009, respectively, are excluded from the computation for 2011, 2010 and 2009, as their effect is anti-dilutive.

Segment Information

The Company manages its business as one operating segment: developing novel, recombinant vaccines. The Company does not operate separate lines of business with respect to its vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC 280, Segment Reporting.

Recent Accounting Pronouncements

Recently Adopted

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which amends Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU was effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption was permitted. The 2011 adoption for the requirement to provide the Level 3 activity did not have a material impact on the Company’s financial statements.

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

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 3 — Summary of Significant Accounting Policies  – (continued)

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

In March 2010, ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB Emerging Issues Task Force, was issued and amended the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. ASU 2010-17 became effective prospectively for milestones achieved within research and development arrangements on or after January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), to give both public and nonpublic entities the option to qualitatively determine whether they can bypass the two-step goodwill impairment test. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple reporting units may utilize a mix of qualitative assessments and quantitative tests among its reporting units. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of ASU 2011-08 will not have a material effect on the Company’s financial statements.

Note 4 — U.S. Government Agreement and Collaboration

HHS BARDA Contract Award for Recombinant Influenza Vaccines

In February 2011, the Company was awarded a contract from HHS BARDA valued at $97 million for the first 36 month base-period, with an HHS BARDA option for an additional period of 24 months valued at $82 million, for a total contract value of up to $179 million. The HHS BARDA contract award provides significant funding for the Company’s continued ongoing clinical development and product scale-up of both its seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee contract in which HHS BARDA will reimburse the Company for direct contract costs incurred plus allowable indirect costs and a fee earned in the further development of its seasonal and pandemic (H5N1) influenza vaccines. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect rates are subject

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 4 — U.S. Government Agreement and Collaboration  – (continued)

to audit by HHS BARDA on an annual basis. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly. During 2011, the Company recognized revenue of $14.7 million, made significant progress in product characterization and production scale-up and are progressing forward with its multi-year clinical development program.

License Agreement with LG Life Sciences, Ltd.

In February 2011, the Company entered into a License Agreement with LG Life Sciences, Ltd. (“LGLS”) that allows LGLS to use the Company’s VLP technology to develop and commercially sell influenza vaccines exclusively in South Korea and non-exclusively in certain other specified countries. At its own cost, LGLS is responsible for funding its clinical development of the influenza VLP vaccines and completing a manufacturing facility in South Korea. The term of the License Agreement is expected to terminate in 2027. Payments to the Company under the License Agreement include an upfront payment, reimbursements of certain development and product costs and royalty payments between 10 and 20% from LGLS’s future commercial sales of influenza VLP vaccines. The upfront payment has been deferred and will be recognized as revenue when certain obligations in the agreement are satisfied.

Note 5 — Joint Venture

In March 2009, the Company entered into a Joint Venture Agreement with Cadila Pharmaceuticals Ltd., a private company incorporated under the laws of India (“Cadila”) pursuant to which the Company and Cadila formed CPL Biologicals Private Limited, a joint venture (the “JV”), of which 20% is owned by the Company and 80% is owned by Cadila. The JV will develop and manufacture the Company’s seasonal influenza and pandemic vaccine candidates and Cadila’s biogeneric products and other diagnostic products for the territory of India. The JV has the right to negotiate a definitive agreement for rights to certain future Company products (other than RSV) and certain future Cadila products in India, prior to the Company or Cadila licensing such rights to a third party. The Company has the right to negotiate the licensing of vaccines developed by the JV using Novavax’s technology for commercialization in every country except for India and vaccines developed by the JV using Cadila’s technology for commercialization in certain other countries, including the U.S. Cadila has committed to contribute approximately $8 million over three years to support the JV’s operations. In connection with the Joint Venture Agreement, in March 2009, the Company also entered into a license agreement, an option to enter into a license agreement, a technical services agreement and a supply agreement with the JV and a master services agreement with Cadila. Because the Company does not control the JV, the Company accounts for its investment using the equity method. Since the carrying value of the Company’s contribution was nominal and there is no guarantee or commitment to provide future funding, the Company has not recorded nor expects to record losses related to this investment in the future.

Also in March 2009, the Company entered into a Stock Purchase Agreement with Satellite Overseas (Holdings) Limited (“SOHL”), a subsidiary of Cadila, pursuant to which SOHL purchased 12.5 million shares of the Company’s common stock at the market price of $0.88 per share, resulting in net proceeds of approximately $10.6 million.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 6 — Other Financial Information

Prepaid Expenses

Prepaid expenses consist of the following at December 31 (in thousands):

	2011	2010
Laboratory supplies	$1,616	$784
Other prepaid expenses	825	558
Prepaid expenses	$2,441	$1,342

Property and Equipment, net

Property and equipment is comprised of the following at December 31 (in thousands):

	2011	2010
Construction in progress	$56	$522
Machinery and equipment	7,131	6,697
Leasehold improvements	4,548	4,531
Computer software and hardware	669	554
	12,404	12,304
Less accumulated depreciation and amortization	(5,547)	(4,098)
Property and equipment, net	$6,857	$8,206

Depreciation and amortization expense was approximately $1.6 million, $1.4 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2011	2010
Employee benefits and compensation	$2,283	$2,293
Research and development accruals	1,213	3,421
Other accrued expenses	1,000	535
Accrued interest	32	24
Accrued expenses and other current liabilities	$4,528	$6,273

Note 7 — Warrant Liability

In July 2008, the Company completed a registered direct offering of 6,686,650 units, raising approximately $17.5 million in net proceeds. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock (the “Warrants”) at a price of $2.68 per unit. The Warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and are exercisable through July 31, 2013.

During 2011, 2010 and 2009, the Company recorded as other income (expense) in its statements of operations a change in fair value of warrant liability of $2.5 million, $1.7 million and ($2.0) million, respectively. As of December 31, 2011, the warrant liability recorded on the balance sheet was $0.4 million and all Warrants remain outstanding as of that date under this offering.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 8 — Long-Term Debt

Notes Payable

Notes payable consist of the following at December 31 (in thousands):

	2011	2010
Opportunity Grant Fund notes payable; non-interest bearing; principal only payments due in monthly installments of $6,667 through April 2012	$20	$100
Loan agreements; bear interest at 3% per annum; repayment is conditional	300	300
Total	320	400
Less current portion	(20)	(80)
Long-term portion	$300	$320

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

Loan Agreements

In May 2008, the Company entered into loan agreements with the State of Maryland and Montgomery County whereby the repayment of the loan amounts and accrued interest is conditioned upon the Company meeting the capital investment and employment requirements during the term of the loans through 2014, as amended.

Aggregate future minimum principal payments on long-term debt at December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$20
2013	—
2014	300
Total minimum principal payments	$320

Note 9 — Sales of Common Stock

In March 2010, the Company entered into an At Market Issuance Sales Agreement under which the Company may sell an aggregate of $50 million of gross proceeds of the Company’s common stock. The Company’s Board of Directors authorized the sale of up to 25 million shares of common stock pursuant to the At Market Issuance Sales Agreement. In 2011, the Company sold 6,001,841 shares at sales prices ranging from $1.25 – $2.75 and received net proceeds of $11.8 million (with $0.8 million received in early 2012) under the At Market Issuance Sales Agreement. In 2010, the Company sold 10,513,849 shares at a range of $2.10 – $2.55 and received net proceeds of $23.1 million under the At Market Issuance Sales Agreement. Since entering into the At Market Issuance Sales Agreement in March 2010, the Company has sold 21,053,564 shares and received gross proceeds of $42.1 million through March 8, 2012.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 10 — Stockholders’ Equity

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

Note 11 — Stock-Based Compensation

The Company has granted equity awards under several plans. Under the 2005 Stock Incentive Plan (the “2005 Plan”), equity awards may be granted to officers, directors, employees, consultants and advisors to the Company and any present or future subsidiary. The 2005 Plan, approved in May 2005 and amended in June 2007 and June 2011 by the Company’s stockholders, currently authorizes the grant of equity awards for up to 14,312,192 shares of common stock, which included, at the time of approval of the 2005 Plan, a maximum 5,746,468 shares of common stock subject to stock options outstanding under the Company’s 1995 Stock Option Plan (the “1995 Plan”) that may revert to and become issuable under the 2005 Plan if such options should expire or otherwise terminate unexercised. The term of the Company’s 1995 Plan has expired. Outstanding stock options remain in existence in accordance with their terms and no new awards will be made under the 1995 Plan.

Under the 2005 Plan and the 1995 Plan, incentive stock options, having a maximum term of 10 years, can be or were granted at no less than 100% of the fair value of the Company’s common stock at the time of grant and are generally exercisable over periods ranging from six months to four years. There is no minimum exercise price for non-statutory stock options.

The Company recorded stock-based compensation expense in the statements of operations as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Research and development	$610	$335	$539
General and administrative	1,437	1,004	994
Total stock-based compensation expenses	$2,047	$1,339	$1,533

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 11 — Stock-Based Compensation  – (continued)

Stock Options Awards

The following is a summary of option activity under the 2005 Plan and the 1995 Plan for the year ended December 31, 2011:

	2005 Stock Incentive Plan		1995 Stock Option Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2011	5,214,794	$2.34	579,850	$4.97
Granted	3,625,400	$2.08	—	$—
Exercised	(198,679)	$0.90	—	$—
Canceled	(1,228,769)	$2.54	(105,200)	$7.81
Outstanding at December 31, 2011	7,412,746	$2.22	474,650	$4.38
Vested and expected to vest at December 31, 2011	6,653,550	$2.25	474,650	$4.38
Shares exercisable at December 31, 2011	3,705,448	$2.39	474,650	$4.38
Shares available for grant at December 31, 2011	3,311,224

The fair value of the stock options granted for the years ended December 31, 2011, 2010 and 2009, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Weighted average fair value of options granted	$1.14	$1.47	$1.29
Risk-free interest rate	0.48% – 1.91%	0.93% – 2.89%	1.56% – 3.19%
Dividend yield	0%	0%	0%
Volatility	73.3% – 81.0%	97.0% – 108.0%	85.7% – 119.5%
Expected term (in years)	3.26 – 4.47	3.06 – 6.26	3.89 – 7.05
Expected forfeiture rate	0 – 23.15%	21.07%	21.07%

The aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable as of December 31, 2011 was approximately $0.2 million and 3.8 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of options vested and expected to vest as of December 31, 2011 was $0.3 million and 7.0 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount is subject to change based on changes to the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for 2011, 2010 and 2009 was $0.3 million, $0.3 million and $0.9 million, respectively.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 11 — Stock-Based Compensation  – (continued)

Restricted Stock Awards

Under the 2005 Plan, the Company granted restricted stock awards subject to certain performance-based or time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the year ended December 31, 2011:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2011	56,666	$2.47
Restricted stock granted	50,000	$1.39
Restricted stock vested	(53,333)	$2.30
Restricted stock forfeited	—	$—
Outstanding at December 31, 2011	53,333	$1.63

As of December 31, 2011, there was approximately $3.0 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested options and restricted stock awards. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

Note 12 — Employee Benefits

The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed 90 days of service may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

The Company currently matches 25% of the first 6% of the participants’ deferral. Contributions to the 401(k) plan vest equally over a three-year period. The Company has expensed, net of forfeitures, approximately $88,000, $71,000 and $37,000 in 2011, 2010 and 2009, respectively.

Note 13 — Therapeutic Tax Credit

In 2010, the Company submitted applications for qualifying therapeutic discovery project credits under §48D of the Internal Revenue Code, as amended (the “Code”), as added to the Code by section 9023(a) of the Patient Protection and Affordable Care Act of 2010, and was awarded grants totaling $1.0 million, of which $0.2 million was refunded due to a shortfall in qualified expenses relating to one of its applications.

Note 14 — Income Taxes

The Company recorded a current income tax expense for foreign taxes of $0.4 million in 2011, and a deferred federal income tax benefit of $0.5 million in 2010. The components of the income tax provision (benefit) are as follows (in thousands):

	2011	2010	2009
Current U.S.	$—	$—	$—
Current foreign	412	—	—
Deferred	—	(450)	—
Net provision	$412	$(450)	$—

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 14 — Income Taxes  – (continued)

Deferred tax assets (liabilities) consist of the following at December 31 (in thousands):

	2011	2010
Net operating losses	$116,492	$99,999
Research tax credits	5,904	4,924
Other	3,974	3,290
Total deferred tax assets	126,370	108,213
Other	(350)	(209)
Total deferred tax liabilities	(350)	(209)
Net deferred tax assets	126,020	108,004
Less valuation allowance	(126,020)	(108,004)
Deferred tax assets, net	$—	$—

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2011	2010	2009
Statutory federal tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(9)%	(4)%	—%
Research and development credit	(5)%	(2)%	(1)%
Expiration of net operating losses	10%	4%	—%
Other	(3)%	(1)%	(4)%
Change in valuation allowance	43%	36%	39%
	2%	(1)%	—%

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2011 and 2010 as management believes it is more likely than not that the assets will not be realizable.

During 2011, the Company incurred a $0.4 million foreign withholding tax related to a payment received in accordance with a license agreement. This withholding tax gives rise to an increase to the U.S. net operating loss for which a full valuation allowance has been recorded. During the year ended December 31, 2010, as a result of new legislation allowing for the partial refund of research and development credits, the Company requested and received a refund of approximately $0.1 million. In addition, during the year ended December 31, 2010, the Company received grants totaling $0.8 million for qualifying therapeutic discovery projects under Internal Revenue Code Section 48D. The combination of the refundable research and development credits and the Internal Revenue Code Section 48D grant resulted in the Company recording a deferred federal income tax benefit of $0.5 million during the year ended December 31, 2010.

As of December 31, 2011, the Company had tax return reported federal net operating losses and tax credits available as follows (in thousands):

Amount
Federal net operating losses expiring through the year 2031	$287,533
Research tax credits expiring through the year 2031	6,523
Alternative-minimum tax credit (no expiration)	94

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 14 — Income Taxes  – (continued)

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

Beginning in 2006, the windfall equity-based compensation deductions are tracked, but will not be recorded to the balance sheet until management determines more likely than not that such amounts will be utilized. During 2011 and 2010, the Company had $0.1 million and $0 million, respectively, of windfall stock compensation deductions. If and when realized, the tax benefit associated with these deductions will be credited to additional paid-in capital. These excess benefit deductions are included in the total federal net operating losses disclosed above.

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

Amount
Unrecognized tax benefits as of January 1, 2010	$4,859
Gross increases – tax positions in prior period	105
Gross decreases – tax position in prior period	(54)
Gross increases – current-period tax positions	—
Increases (decreases) from settlements	—
Unrecognized tax benefits as of December 31, 2010	$4,910
Gross increases – tax positions in prior period	—
Gross decreases – tax position in prior period	(35)
Gross increases – current-period tax positions	—
Increases (decreases) from settlements	—
Unrecognized tax benefits as of December 31, 2011	$4,875

To the extent these unrecognized tax benefits are ultimately recognized, it would affect the annual effective income tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company had tax net operating losses and credit carryforwards that are subject to examination for a number of years beyond the year in which they are generated for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards remain subject to examination.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and December 31, 2010, the Company had no accruals for interest or penalties related to income tax matters.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 15 — Commitments and Contingencies

Operating Leases

The Company conducts its operations from leased facilities, under operating leases with terms expiring through 2023, in Rockville/Gaithersburg, Maryland. The leases obligate the Company to also pay building operating costs. In November 2011, the Company entered into lease agreements, under which the Company will lease its new manufacturing, laboratory and office space in Gaithersburg, Maryland. The lease agreements provide that, among other things, as of January 1, 2012, the Company subleases from the current facility tenant, and subsequently leases from the landlord approximately 74,000 total square feet, with rent payments for such space commencing April 1, 2014. Under the terms of one lease agreement, the Landlord will provide the Company with a tenant improvement allowance of $2.5 million and an additional tenant improvement allowance of $3 million dollars, which additional tenant improvement allowance is paid back to the Landlord during the remainder of the term of such lease agreement (collectively, the “Improvement Allowance”). Since December 31, 2011 through March 8, 2012, the Company has been funded $1.3 million under the Improvement Allowance. In addition, the Company entered into an agreement with the current facility tenant to purchase laboratory equipment to be used at the space. The Company is currently considering its plans for the Rockville, Maryland facility subsequent to relocation to the Gaithersburg, Maryland facilities, which plans include remarketing the facility through the end of the remaining lease term of January 31, 2017. The Company also leased space in Malvern, Pennsylvania, its former corporate headquarters, under an operating lease with a term expiring in 2014. The Company has subleased this facility under an amended sublease agreement expiring in 2014.

Future minimum rental commitments under non-cancelable leases as of December 31, 2011 are as follows (in thousands):

Year	Operating Leases	Sublease	Net Operating Leases
2012	$2,680	$(288)	$2,392
2013	2,179	(295)	1,884
2014	3,549	(201)	3,348
2015	3,925	—	3,925
2016	4,023	—	4,023
Thereafter	15,268	—	15,268
Total minimum lease payments	$31,624	$(784)	$30,840

Total rent expenses approximated $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Purchase Obligations

In March 2009, the Company and Cadila entered into a master services agreement pursuant to which the Company may request services from Cadila in the areas of biologics research, pre-clinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services in India. In July 2011, the Company and Cadila amended the master services agreement to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 31, 2013, the amount of services provided by Cadila is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project. The term of the master services agreement is five years, but may be terminated by either party if there is a material breach that is not cured

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 15 — Commitments and Contingencies  – (continued)

within 30 days of notice or, at any time after three years, provided that 90 days prior notice is given to the other party. As of December 31, 2011, the Company’s remaining obligation to Cadila under the master services agreement is $7.3 million.

Contingencies

License Agreement with Wyeth Holdings Corporation

The Company entered into a license agreement in 2007 with Wyeth Holdings Corporation, a subsidiary of Pfizer Inc. (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular vaccine candidate, the Company would be obligated to pay an aggregate of $14 million to Wyeth for each product developed and commercialized under the agreement. Annual license maintenance fees under the agreement total $0.2 million per annum. The royalty to be paid by the Company under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of December 31, 2011 aggregated $5.1 million. The agreement will remain effective as long as at least one claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at the Company’s option or by Wyeth for an uncured breach by the Company.

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers and key employees. The employment agreements have one year terms that automatically renew annually and provide for base salaries and other incentives. The agreements include a provision whereby if the Company terminates the employment of such an employee other than for cause, including pursuant to a change of control under its severance plan, or the employee leaves the Company for good reason, such employee shall be entitled to receive payment of existing salary and benefits for a period that ranges from 12 to 24 months.

Note 16 — Related Party Transactions

Dr. Rajiv Modi, a director of Novavax, is also a managing director of Cadila. The Company and Cadila have formed a joint venture called CPL Biologicals Private Limited, of which the Company owns 20% and Cadila owns 80%. The Company and Cadila also have entered into a master services agreement, pursuant to which Cadila may perform certain research, development and manufacturing services for the Company up to $7.5 million. A subsidiary of Cadila owns 12.5 million shares of the Company’s outstanding common stock. Since entering into the master services agreement and through December 31, 2011, the Company has incurred $0.2 million under the agreement. During 2010, the Company was reimbursed by the JV for travel and administrative costs and services provided to the JV totaling $0.2 million. The reimbursement of these costs and services was recorded as a reduction to operating expenses. In addition, in 2010, the Company purchased from the JV laboratory equipment for $0.2 million. At December 31, 2011, the Company recorded $0.1 million as a payable to Cadila.

In September 2011, the Company executed agreements with Mr. Mitchell Kelly and Dr. Denis O’Donnell, two of the Company’s former directors, to settle litigation initiated by the Company in 2010 to collect on outstanding notes to the Company, and in each case the lawsuit was dismissed with prejudice and the pledged shares of Common Stock were surrendered to the Company. As reflected on the Company’s balance sheet, the remaining notes receivable were eliminated with a corresponding reduction in common stock and additional paid-in capital as of December 31, 2011.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Note 17 — Quarterly Financial Information (Unaudited)

The Company’s unaudited quarterly information for the years ended December 31, 2011 and 2010 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2011:
Revenue	$834	$3,001	$5,008	$5,845
Net loss	$(7,453)	$(4,993)	$(3,212)	$(3,705)
Net loss per share	$(0.07)	$(0.04)	$(0.03)	$(0.03)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2010:
Revenue	$110	$7	$175	$51
Net loss	$(10,343)	$(8,857)	$(10,222)	$(6,286)
Net loss per share	$(0.10)	$(0.09)	$(0.10)	$(0.06)

The net income (loss) per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net income (loss) per share for the four quarters may not equal the net income (loss) per share for the respective twelve-month period.

NOVAVAX, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2011, 2010 and 2009
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Net Deferred Tax Asset Valuation Allowance:
2011	$108,004	$18,016	$—	$126,020
2010	94,853	13,151	—	108,004
2009	80,799	14,054	—	94,853