Form 10-Q
period 2012-03-31
NOVAVAX INC
filed 2012-05-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 122,150,721 as of April 30, 2012.

NOVAVAX, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2012 (unaudited)
	and December 31, 2011	1

	Statements of Operations and Comprehensive Loss for the three months ended
	March 31, 2012 and 2011 (unaudited)	2

	Statements of Cash Flows for the three months ended
	March 31, 2012 and 2011 (unaudited)	3

	Notes to the Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 6.	Exhibits	22

SIGNATURES		23

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,873	$14,104
Short-term investments available-for-sale	6,847	4,205
Accounts receivables	1,725	1,965
Unbilled receivables	1,409	1,836
Prepaid expenses	2,411	2,441
Other current assets	177	1,558
Total current assets	26,442	26,109
Property and equipment, net	7,949	6,857
Goodwill	33,141	33,141
Restricted cash	755	—
Other non-current assets	350	469
Total assets	$68,637	$66,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,959	$2,645
Accrued expenses and other current liabilities	4,478	4,528
Current portion of notes payable	7	20
Deferred rent	397	386
Total current liabilities	7,841	7,579
Warrant liability	267	368
Deferred revenue	2,500	2,500
Non-current portion of notes payable	400	300
Deferred rent	3,305	1,980
Total liabilities	14,313	12,727

Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; and 122,568,692 shares issued and 122,113,262 shares outstanding at March 31, 2012 and 117,480,867 shares issued and 117,025,437 shares outstanding at December 31, 2011	1,226	1,175
Additional paid-in capital	391,564	383,948
Accumulated deficit	(336,992)	(329,656)
Treasury stock, 455,430 shares, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	976	832
Total stockholders’ equity	54,324	53,849
Total liabilities and stockholders’ equity	$68,637	$66,576

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Contract revenue	$4,642	$834

Costs and expenses:
Cost of contract revenue	3,786	343
Research and development	5,077	5,071
General and administrative	3,246	2,850
Total costs and expenses	12,109	8,264
Loss from operations	(7,467)	(7,430)
Other income (expense):
Interest income	33	46
Interest expense	(3)	(2)
Change in fair value of warrant liability	101	(67)
Net loss	$(7,336)	$(7,453)

Basic and diluted net loss per share	$(0.06)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	120,558	111,188

	For the Three Months Ended March 31,
	2012	2011

Comprehensive loss:
Net loss	$(7,336)	$(7,453)
Unrealized gains on short-term investments available-for-sale	144	127
Comprehensive loss	$(7,192)	$(7,326)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

 STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(7,336)	$(7,453)
Reconciliation of net loss to net cash used in operating activities:
Change in fair value of warrant liability	(101)	67
Depreciation and amortization	404	389
Amortization of net premiums on short-term investments	—	150
Deferred rent	336	(83)
Non-cash stock-based compensation	587	432
Changes in operating assets and liabilities:
Accounts receivables	240	37
Unbilled receivables	427	(834)
Prepaid expenses and other assets	183	(95)
Accounts payable and accrued expenses	40	(1,651)
Lease incentives received	1,000	—
Net cash used in operating activities	(4,220)	(9,041)

Investing Activities:
Capital expenditures	(772)	(41)
Proceeds from maturities of short-term investments	—	8,525
Purchases of short-term investments	(2,498)	(499)
Net cash (used in) provided by investing activities	(3,270)	7,985

Financing Activities:
Principal payments of notes payable	(13)	(20)
Proceeds from notes payable	100	—
Restricted cash	(755)	—
Net proceeds from sales of common stock, net of offering costs of $0.1 million and less than $0.1 million, respectively	7,923	1,317
Proceeds from the exercise of stock options	4	56
Net cash provided by financing activities	7,259	1,353
Net (decrease) increase in cash and cash equivalents	(231)	297
Cash and cash equivalents at beginning of period	14,104	8,061
Cash and cash equivalents at end of period	$13,873	$8,358

Supplemental disclosure of non-cash activities:
Deposit included in other current assets at December 31, 2011 applied towards the purchase of laboratory equipment	$500	$—
Equipment purchases included in accounts payable and accrued expenses	$224	$—

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2012

(unaudited)

Note 1 – Organization

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

In 2009, the Company formed a joint venture with Cadila Pharmaceuticals Limited named CPL Biologicals Private Limited to develop and manufacture vaccines, biological therapeutics and diagnostics in India. The joint venture is owned 20% by the Company and 80% by Cadila Pharmaceuticals Limited.

Note 2 – Liquidity Matters

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

Since its inception, the Company has incurred, and continues to incur, significant losses from operations. At March 31, 2012, the Company had cash and cash equivalents of $13.9 million and short-term investments with a fair value of $6.8 million.

Based on the Company’s cash and cash equivalents and short-term investments as of March 31, 2012, anticipated revenue under the contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) that was awarded in February 2011, possible proceeds from sales of the Company’s common stock under its At Market Issuance Sales Agreement and funding under the Improvement Allowance (see Note 8) and its current business operations, the Company believes it has adequate capital resources available to operate at planned levels for at least the next twelve months. Additional capital will be required in the future to develop its vaccine candidates through clinical development, manufacturing and commercialization. The Company’s ability to generate revenue under the HHS BARDA contract is subject to its performance under the contract, including its ability to collect on delayed reimbursement situations, such as the 205 Trial costs described in Note 5 below; its ability to raise funds under its At Market Issuance Sales Agreement is subject to both its business performance and market conditions; and its ability to be funded under the Improvement Allowance is subject to compliance with the lease terms. Further, the Company may seek additional capital through public or private equity offerings, debt financing, strategic alliance and licensing arrangements, non-dilutive government contracts, collaborative arrangements, or some combination of these financing alternatives. Any capital raised by an equity offering, whether public or private, will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require the Company to give up rights to a product or technology at less than its full potential value. Other than the Company’s At Market Issuance Sales Agreement and the Improvement Allowance, the Company has not secured any additional commitments for new financing, nor can the Company provide any assurance that financing will be available on commercially acceptable terms, if at all. If the Company is unable to perform under the HHS BARDA contract or obtain additional capital, it will assess its capital resources and will likely be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, and/or downsize the organization, including its general and administrative infrastructure.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2012, statements of operations for the three months ended March 31, 2012 and 2011 and the statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Financial assets and liabilities measured at fair market value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized below (in thousands):

	Fair Value at March 31, 2012			Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Corporate debt and auction rate securities	$—	$6,847	$—	$—	$4,205	$—
Total Short-term investments	$—	$6,847	$—	$—	$4,205	$—
Liabilities
Warrant liability	$—	$—	$267	$—	$—	$368

The following table summarizes the activity of Level 3 inputs measured on a recurring basis as of March 31, 2012 (in thousands):

Fair Value Measurements of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$368
Change in fair value of Warrant liability	(101)
Balance at March 31, 2012	$267

The amounts in the Company’s balance sheet for accounts receivable, unbilled receivables and accounts payable approximate fair value due to their short-term nature. Based on borrowing rates available to the Company, the fair value of notes payable approximates its carrying value.

Short-Term Investments

Short-term investments at March 31, 2012 consist of investments in commercial paper and three auction rate securities. All marketable securities had original maturities greater than 90 days, but less than one year. The auction rate securities have a par value of $5.1 million. The Company has classified these securities as available-for-sale since the Company may need to liquidate these securities within the next year. The available-for-sale securities are carried at fair value and unrealized gains and losses, if determined to be temporary, on these securities are included in accumulated other comprehensive income (loss) in stockholders’ equity. Investments available for sale are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities until market recovery, to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded in the statements of operations. The specific identification method is used in computing realized gains and losses on sale of the Company’s securities.

Short-term investments classified as available-for-sale as of March 31, 2012 and December 31, 2011 were comprised of (in thousands):

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$3,373	$975	$—	$4,348	$3,373	$832	$—	$4,205
Corporate debt securities	2,498	1	—	2,499	—	—	—	—
Total	$5,871	$976	$—	$6,847	$3,373	$832	$—	$4,205

Restricted Cash

The Company’s restricted cash with respect to its new manufacturing, laboratory and office space in Gaithersburg, Maryland operates as collateral for letters of credit, which serve as security deposits for the duration of the leases.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding warrants, stock options and unvested restricted stock awards totaling 14,383,567 shares and 10,280,465 shares at March 31, 2012 and 2011, respectively, are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single-statement or two-statement approach. This ASU was effective for the Company beginning January 1, 2012. This presentation requirement was adopted January 1, 2012 and is reflected on the accompanying statements of operations and comprehensive loss for the periods ended March 31, 2012 and 2011.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), to give both public and nonpublic entities the option to qualitatively determine whether they can bypass the two-step goodwill impairment test. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple reporting units may utilize a mix of qualitative assessments and quantitative tests among its reporting units. The amended guidance was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of ASU 2011-08 on January 1, 2012 did not have a material effect on the Company’s financial statements.

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

The Company recorded stock-based compensation expense in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$183	$123
General and administrative	404	309
Total stock-based compensation expense	$587	$432

Stock Options Awards

The following is a summary of option activity under the 2005 Plan and the 1995 Plan for the three months ended March 31, 2012:

	2005 Stock Incentive Plan		1995 Stock Option Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2012	7,412,746	$2.22	474,650	$4.38
Granted	3,249,500	$1.28	—	$—
Exercised	(8,075)	$0.56	—	$—
Canceled	(137,912)	$2.51	(4,000)	$10.40
Outstanding at March 31, 2012	10,516,259	$1.93	470,650	$4.33
Shares exercisable at March 31, 2012	3,937,673	$2.38	470,650	$4.33

Shares available for grant at March 31, 2012	203,636

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Weighted-average fair value of stock options granted	$0.71	$1.40
Risk-free interest rate	0.82%-1.54%	1.33%-1.86%
Dividend yield	0%	0%
Volatility	75.52%-80.48%	73.82%-80.48%
Expected term (in years)	3.34-7.09	3.34-4.47
Expected forfeiture rate	0%-23.15%	0%-23.15%

The aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding as of March 31, 2012 was approximately $0.3 million and 7.1 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable as of March 31, 2012 was approximately $0.2 million and 3.7 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount is subject to change based on changes to the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was less than $0.1 million and $0.1 million, respectively.

Restricted Stock Awards

Under the 2005 Plan, the Company has granted restricted stock awards subject to certain performance-based and time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the three months ended March 31, 2012:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2012	53,333	$1.63
Restricted stock granted	—	$—
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Outstanding at March 31, 2012	53,333	$1.63

As of March 31, 2012, there was approximately $4.2 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested options and restricted stock awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.7 years. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 5 – U.S. Government Agreement and Collaboration

HHS BARDA Contract Award for Recombinant Influenza Vaccines

In February 2011, the Company was awarded a contract from HHS BARDA valued at $97 million for the 36-month base-period, with an HHS BARDA option for an additional period of 24 months valued at $82 million, for a total contract value of up to $179 million. The HHS BARDA contract award provides significant funding for the Company’s continued ongoing clinical development and product scale-up of both its seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee contract in which HHS BARDA will reimburse the Company for direct contract costs incurred plus allowable indirect costs and a fee earned in the further development of its seasonal and pandemic (H5N1) influenza vaccines. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect rates are subject to audit by HHS BARDA on an annual basis. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly. During the three months ended March 31, 2012, the Company recognized revenue of approximately $4.5 million under this contract.

Under certain circumstances HHS BARDA reimbursements may be delayed or even potentially withheld. The Company recently decided to conduct its Phase II dose-ranging clinical trial of its trivalent and quadrivalent seasonal influenza vaccine candidates (the “205 Trial”) under its existing U.S. investigational new drug application (“IND”) for its trivalent seasonal influenza vaccine candidate (“Trivalent IND”) as opposed to waiting to conduct the 205 Trial under a new IND for its quadrivalent vaccine candidate (“Quadrivalent IND”), which it plans to submit to the FDA in the second half of 2012. Based on discussions between HHS BARDA and the Company, because the 205 Trial includes its quadrivalent seasonal influenza vaccine candidate, the outside clinical trial costs for the 205 Trial will only be submitted for reimbursement to HHS BARDA and recorded as revenue by the Company after it submits the 205 Trial data to its Quadrivalent IND, which is also expected to occur in the second half of 2012. Until then, the Company will record the outside clinical trial costs of the 205 Trial as cost of contract revenue. The financial impact of this delay in revenue recognition is based on the outside clinical trial costs of the 205 Trial that are expected to total approximately $3.1 million, of which $1.7 million was incurred through March 31, 2012.

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

Note 6 – Warrant Liability

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

During the three months ended March 31, 2012 and 2011, the Company recorded as other income (expense) in its statements of operations and comprehensive loss a change in fair value of warrant liability of $0.1 million and $(0.1) million, respectively. As of March 31, 2012, the warrant liability recorded on the balance sheet was $0.3 million and all Warrants remain outstanding as of that date.

Note 7 – At Market Issuance Sales Agreement

In March 2010, the Company entered into a sales agreement, under which the Company may sell an aggregate of $50 million in gross proceeds of its common stock. The Company’s Board of Directors has authorized the sale of up to 25 million shares of the Company’s common stock pursuant to this agreement. The shares of common stock are being offered pursuant to a shelf registration statement filed with the SEC. For the three months ended March 31, 2012, the Company sold 5.1 million shares at an average sales price of $1.42 per share, resulting in $7.1 million in net proceeds (not including $0.8 million received in early 2012 for 0.7 million shares traded in late December 2011).

Note 8 – Manufacturing, Laboratory and Office Facility

In November 2011, the Company entered into lease agreements, under which the Company leases its new manufacturing, laboratory and office space in Gaithersburg, Maryland. The lease agreements provide that, among other things, as of January 1, 2012, the Company sublease from the current facility tenant, and subsequently lease directly from the landlord, approximately 74,000 total square feet, with rent payments for such space to the landlord commencing April 1, 2014. Under the terms of one lease agreement, the Landlord will provide the Company with a tenant improvement allowance of $2.5 million and an additional tenant improvement allowance of $3 million dollars, which additional tenant improvement allowance is paid back to the Landlord over the remaining term of such lease agreement (collectively, the “Improvement Allowance”). During the three months ended March 31, 2012, the Company was funded $1.6 million under the Improvement Allowance. In addition, the Company purchased laboratory equipment under an agreement with the current facility tenant. The Company is currently considering its facility plans, including renovations to the new facility and the remarketing of the Rockville, Maryland facility through the end of the remaining lease term of January 31, 2017, subsequent to relocation to the Gaithersburg, Maryland facilities.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:

•	potential benefits, regulatory approval and commercialization of our vaccine candidates;

•	our expectation that we will have adequate capital resources available to operate at planned levels for at least the next twelve months;

•	our expected 2012 capital expenditures;

•	our expectations for future revenue under the contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA) and funding requirements and capital raising activity, including possible proceeds from our At Market Issuance Sales Agreement and funding under the Improvement Allowance;

•	our expectations on financial or business performance, conditions or strategies and other financial and business matters, including expectations regarding operating expenses, use of cash, and the fluctuations in expenses and capital requirements associated with pre-clinical studies, clinical trials and other research and development activities;

•	our expectations on clinical development and anticipated milestones, including under the contract with HHS BARDA, our planned clinical trials and regulatory filings as necessary for our vaccine candidates;

•	our expectations that our product candidates will prove to be safe and effective;

•	our expectations that our multivalent seasonal influenza VLP vaccine could potentially address an unmet medical need in older adults or children;

•	our expectations that our RSV vaccine could potentially address unmet medical needs;

•	our expectation that we will utilize the amount of services that is required to be provided by Cadila Pharmaceuticals Limited (Cadila) under the master services agreement;

•	our expectations regarding payments to Wyeth Holdings Corporation, a subsidiary of Pfizer Inc. (Wyeth);

•	our expectations for the use of results from our Pandemic H1N1 clinical trial in Mexico to support the development of our influenza vaccines in other countries, including the U.S.;

•	our expectations concerning payments under existing license agreements; and

•	other factors referenced herein.

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

Under certain circumstances HHS BARDA reimbursements may be delayed or even potentially withheld. We recently decided to conduct our Phase II dose-ranging clinical trial of our trivalent and quadrivalent seasonal influenza vaccine candidates (the 205 Trial) under our existing U.S. investigational new drug application (IND) for our trivalent seasonal influenza vaccine candidate (Trivalent IND) as opposed to waiting to conduct the 205 Trial under a new IND for our quadrivalent vaccine candidate (Quadrivalent IND), which we plan to submit to the FDA in the second half of 2012. Based on our discussions with HHS BARDA, because the 205 Trial includes our quadrivalent seasonal influenza vaccine candidate, the outside clinical trial costs for the 205 Trial will only be submitted for reimbursement to HHS BARDA and recorded as revenue by us after we submit the 205 Trial data to our Quadrivalent IND, which is also expected to occur in the second half of 2012. Until then, we will record the outside clinical trial costs of the 205 Trial as cost of contract revenue. The financial impact of this delay in revenue recognition is based on the outside clinical trial costs of the 205 Trial that are expected to total approximately $3.1 million, of which $1.7 million was incurred through March 31, 2012.

Pandemic Influenza (H1N1)

In 2009 and 2010, we dedicated significant resources to demonstrate our ability to develop a recombinant VLP vaccine against this latest pandemic influenza strain. We produced a non-cGMP H1N1 VLP vaccine candidate within 3 weeks after the genetic sequence of the novel H1N1 virus was announced and manufactured a cGMP vaccine candidate within 11 weeks of the announcement. We conducted a Phase II clinical trial in Mexico, in collaboration with Laboratorio Avi-Mex S.A. de C.V. and GE Healthcare; and published the final data results last year and presented at the World Health Organization (WHO) Meeting for the Evaluation of Pandemic Influenza Vaccines in Clinical Trials. Our results showed that our H1N1 VLP vaccine exceeded the immunogenicity criteria for seasonal influenza vaccine licensure at all dose levels, including the lowest 5µg dose and that a single administration of the VLP vaccine induced high levels of hemagglutination-inhibition (HAI) titers in subjects without pre-existing detectable immunity to H1N1 influenza. Although H1N1 influenza is no longer considered a pandemic and is being addressed as an active strain in the determination of ongoing seasonal influenza strains, we nevertheless expect that the data from our H1N1 clinical trials will be used to support our pandemic (H5N1) and seasonal influenza VLP vaccine programs in the U.S. and in other countries.

Pandemic Influenza (H5N1)

We have made significant progress in the development of our vaccine that targets the H5N1 influenza strain. In 2007, we released results from an important pre-clinical study in which ferrets that received our H5N1 vaccine candidate were protected from a lethal challenge of the H5N1 virus. After filing an IND, we initiated a Phase I/IIa clinical trial. We released interim data from the first portion of this clinical trial in December 2007. These interim results demonstrated that our pandemic influenza vaccine can generate a protective immune response. We conducted the second portion of the Phase I/IIa trial in 2008 to gather additional subject immunogenicity and safety data and determine a final dose through the completion of this clinical trial. In August 2008, we reported favorable results from this clinical trial, which demonstrated strong neutralizing antibody titers across all three doses tested. The vaccine was well-tolerated at all dose levels as compared with placebo, and no serious adverse events were reported. The vaccine also induced robust HAI responses, which have been shown to be important for protection against influenza disease. In conjunction with our HHS BARDA contract, in May 2012, we launched the first of two Phase I trials of our vaccine candidate in combination with several alternative adjuvant candidates, and we expect the second trial to be launched imminently. These trials will evaluate the safety and tolerability of the vaccines in the presence and absence of adjuvants; the ability of VLP vaccine antigens with and without adjuvants to generate antibody levels that fulfill the FDA’s criteria for accelerated approval, and the ability of these vaccines to provide an expanded number of doses and possible cross-protection against other virus strains to the U.S. population.

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

In 2012, we initiated the 205 Trial. We developed a quadrivalent formulation of our seasonal influenza vaccine candidate as many influenza vaccine manufacturers move from trivalent to quadrivalent formulations, an industry move that has been acknowledged by WHO and the FDA. At the conclusion of the trial, we will select the optimal quadrivalent dose and expect to initiate a dose-confirmatory Phase II trial in the second half of 2012. A Phase III registration trial is expected to begin in late 2013.

Respiratory Syncytial Virus (RSV)

We have developed a recombinant nanoparticle vaccine to prevent RSV. In pre-clinical studies, we have demonstrated positive results in models designed to test the safety and efficacy of our RSV vaccine candidate. In December 2010, we initiated a blinded, placebo-controlled, dose-escalating Phase I trial to assess the safety and tolerability of aluminum phosphate-adjuvanted and unadjuvanted formulations of our RSV vaccine candidate. A secondary objective of the study was to evaluate total and neutralizing anti-RSV antibody responses and assess the impact of the adjuvant. The study enrolled 150 healthy adults 18 to 49 years old who were allocated to six cohorts that included four dose levels of vaccine. The primary safety findings were local pain and tenderness at the site of injection, the majority of which were mild in nature with no dose-related increase observed. There were no observed vaccine-related serious adverse events or trends for related systemic side effects. The antibody response to the RSV F protein was significantly increased compared to placebo (p<0.001) in all groups and increased by 19-fold in the highest-dose adjuvant group at day 60. A significant dose-response pattern was observed. High rates of seroconversion were seen at all doses including a rate of 100% at the highest-dose-adjuvant group. In 2012, we expect to initiate two separate dose-ranging Phase II trials in older adults and women of child bearing age.

License Agreement with LG Life Sciences, Ltd. (LGLS)

In February 2011, we entered into a license agreement with LGLS that allows LGLS to use our VLP technology to develop and commercially sell our influenza vaccines in South Korea and certain other emerging-market countries. LGLS received an exclusive license to our influenza VLP technology in South Korea and a non-exclusive license in the other specified countries. At its own cost, LGLS is responsible for funding its clinical development of the influenza VLP vaccines and completing a manufacturing facility in South Korea. We received an upfront payment and may receive reimbursements of certain development and product costs and royalty payments between 10 and 20% from LGLS’s future commercial sales of influenza VLP vaccines.

At Market Sales

In March 2010, we entered into an At Market Issuance Sales Agreement, under which we could sell an aggregate of $50 million in gross proceeds of our common stock. Our Board of Directors has authorized the sale of up to 25 million shares of our common stock pursuant to the At Market Issuance Sales Agreement. For the three months ended March 31, 2012, the Company sold 5.1 million shares at an average sales price of $1.42 per share, resulting in $7.1 million in net proceeds (not including $0.8 million received in early 2012 for 0.7 million shares traded in late December 2011).

Critical Accounting Policies and Use of Estimates

There are no material changes to the Company’s critical accounting policies as described in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC.

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

Three Months Ended March 31, 2012 and 2011 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended March 31,
	2012	2011	Change 2011 to 2012
Revenue:
Total contract revenue	$4,642	$834	$3,808

Revenue for the three months ended March 31, 2012 was $4.6 million as compared to $0.8 the same period in 2011, an increase of $3.8 million. Revenue for 2012 and 2011 is primarily comprised of services performed under the HHS BARDA contract that was awarded in February 2011.

Revenue for the three months ended March 31, 2012 was negatively impacted due to the Company electing to conduct the 205 Trial without immediate HHS BARDA reimbursement of its outside clinical trial costs, which are expected to total approximately $3.1 million, of which $1.7 million was incurred through March 31, 2012 (see discussion of the 205 Trial in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview on page 13). Based on our recent discussions with HHS BARDA, we expect to submit the 205 Trial data to the FDA under our Quadrivalent IND in the second half of 2012 and will seek reimbursement from HHS BARDA for outside clinical trial costs incurred under the 205 Trial at that time. Until then, we will not record revenue associated with the outside clinical trial costs of our 205 Trial and such costs will be recorded as cost of contract revenue. For 2012, we expect to generate significant revenue from conducting multiple clinical trials, ongoing process development and the manufacture of clinical materials under the HHS BARDA contract.

Cost and Expenses:

	Three Months Ended March 31,
	2012	2011	Change 2011 to 2012
Cost and Expenses:
Cost of contract revenue	$3,786	$343	$3,443
Research and development	5,077	5,071	6
General and administrative	3,246	2,850	396
Total cost and expenses	$12,109	$8,264	$3,845

Cost of Contract Revenue

Cost of contract revenue was $3.8 million for the three months ended March 31, 2012 as compared to $0.3 million for the same period in 2011, an increase of $3.4 million, primarily due to the development work performed under the HHS BARDA contract that was awarded in February 2011. These costs include direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts.

Cost of contract revenue for the three months ended March 31, 2012 includes $1.5 million of direct clinical trial costs of our 205 Trial (see discussion of the 205 Trial in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview on page 13). For 2012, we expect a significant increase in the cost of contract revenue from conducting multiple clinical trials, ongoing process development and the manufacture of clinical materials under the HHS BARDA contract.

Research and Development Expenses

Research and development expenses were $5.1 million for the three months ended March 31, 2012 and were flat as compared to the same period in 2011. Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs such as, fringe benefits and overhead expenses, are also included in research and development expenses. For 2012, we expect a modest increase in research and development expenses primarily due to two anticipated clinical trials in RSV (an internally funded program at this time).

Costs and Expenses by Functional Area

We track our cost of contract revenue and research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At March 31, 2012, we had 86 employees dedicated to our research and development programs. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our cost of contract revenue and research and development expenses by functional area for the three months ended March 31 (in millions).

	2012	2011
Manufacturing	$4.3	$3.1
Vaccine Discovery	0.8	0.9
Clinical & Regulatory	3.8	1.4
Total cost of contract revenue and research and development expenses	$8.9	$5.4

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

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended March 31, 2012 as compared to $2.8 million for the same period in 2011, an increase of $0.4 million or 14%. The increase in expenses was primarily due to non-cash expenses associated with our new office facility and higher professional fees. For 2012, we expect a moderate increase in general and administrative expenses primarily due to non-cash expenses associated with our new office facility that we leased along with our new start-of-the-art manufacturing facility.

Other Income (Expense):

	Three Months Ended March 31,
	2012	2011	Change 2011 to 2012
Other Income (Expense):
Interest income	$33	$46	$(13)
Interest expense	(3)	(2)	(1)
Change in fair value of warrant liability	101	(67)	168
Total other income (expense)	$131	$(23)	$154

We had total other income of $0.1 million for the three months ended March 31, 2012 compared to total other expense of less than $0.1 million for the same period in 2011, a change of $0.2 million. We are required to calculate the fair value of our warrant liability at each reporting period. For the three months ended March 31, 2012, the change in fair value of the warrant liability resulted in a $0.2 million increase in total other income (expense) as compared to 2011.

Net Loss:

	Three Months Ended March 31,
	2012	2011	Change 2011 to 2012
Net Loss:
Net loss	$(7,336)	$(7,453)	$117
Net loss per share	$(0.06)	$(0.07)	$0.01
Weighted shares outstanding	120,558	111,188	9,370

Net loss for the three months ended March 31, 2012 was $7.3 million, or $0.06 per share, as compared to $7.5 million, or $0.07 per share, for the same period in 2011, a decreased net loss of $0.1 million, or 2%.

The increase in weighted shares outstanding for the three months ended March 31, 2012 is primarily a result of sales of our common stock under our At Market Issuance Sales Agreement.

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

As of March 31, 2012, we had $13.9 million in cash and cash equivalents and $6.8 million in short-term investments as compared to $14.1 million and $4.2 million, respectively, at December 31, 2011. The following table summarizes cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Change 2011 to 2012
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(4,220)	$(9,041)	$4,821
Investing activities	(3,270)	7,985	(11,255)
Financing activities	7,259	1,353	5,906
Net (decrease) increase in cash and cash equivalents	(231)	297	(528)
Cash and cash equivalents at beginning of period	14,104	8,061	6,043
Cash and cash equivalents at end of period	$13,873	$8,358	$5,515

Net cash used in operating activities decreased to $4.2 million for the three months ended March 31, 2012 as compared to $9.0 million for the same period in 2011, respectively. The decrease in cash usage was primarily due to the timing of HHS BARDA’s cash receipts and our vendor payments and funds received under our Improvement Allowance.

During the three months ended March 31, 2012 and 2011, our investing activities consisted of purchases and maturities of short-term investments and capital expenditures. In the three month ended March 31, 2012, we purchased short-term investments to increase our rate of return on our investments. In the same period in 2011, we utilized our short-term investments to fund operations and increase our cash balances. Capital expenditures for three months ended March 31, 2012 and 2011 were $0.8 million and less than $0.1 million, respectively. The increase in capital expenditures was primarily due to the purchase of laboratory equipment relating to our new manufacturing, laboratory and office space. For 2012, we expect our level of capital expenditures to increase in connection with the scale-up of our new manufacturing, laboratory and office facility.

The increase in our financing activities consists primarily of increased sales of our common stock. We received net proceeds of $7.9 million in three months ended March 31, 2012 as compared to $1.3 million in the same period of 2011 from the sale of our common stock through our At Market Issuance Sales Agreement.

In November 2011, we entered into lease agreements, under which we lease our new manufacturing, laboratory and office space in Gaithersburg, Maryland. The lease agreements provide that, among other things, as of January 1, 2012, we sublease from the current facility tenant, and subsequently lease directly from the landlord, approximately 74,000 total square feet, with rent payments for such space to the landlord commencing April 1, 2014. Under the terms of one of the lease agreements, the Landlord will provide us with a tenant improvement allowance of $2.5 million and an additional tenant improvement allowance of $3 million dollars, which additional tenant improvement allowance would be paid back to the Landlord over the remaining term of such lease agreement (collectively, the Improvement Allowance). During the three months ended March 31, 2012, the Company was funded $1.6 million. In addition, we purchased laboratory equipment under an agreement with the current facility tenant and we are currently considering plans to renovate the new facility.

We have entered into agreements with outside providers to support our clinical development. As of March 31, 2012, $4.8 million remains unpaid on certain of these agreements in the event our outside providers complete their services in 2012. However, under the terms of the agreements, we have the option to terminate, but we would be obligated to pay the provider for all costs incurred through the effective date of termination.

We have licensed certain rights from Wyeth. The Wyeth license, which provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales, is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields; the license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. Payments under the agreement to Wyeth from 2007 through March 31, 2012 totaled $5.5 million. We do not expect to make a milestone payment to Wyeth in the next twelve months.

In connection with our JV with Cadila, we entered into a master services agreement, which we and Cadila amended in July 2011 to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 2013, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. Through March 31, 2012, we have purchased $0.3 million in services from Cadila pursuant to this agreement.

Based on our cash and cash equivalents and short-term investments as of March 31, 2012, anticipated revenue under the contract with HHS BARDA that was awarded in February 2011, possible proceeds from the sales of our common stock under our At Market Issuance Sales Agreement and funding under the Improvement Allowance and our current business operations, we believe we have adequate capital resources available to operate at planned levels for at least the next twelve months. Additional capital will be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to generate revenue under the HHS BARDA contract is subject to our performance under the contract, including our ability to collect on delayed reimbursement situations, such as the 205 Trial costs; our ability to raise funds under our At Market Issuance Sales Agreement is subject to both our business performance and market conditions; and our ability to be funded under the Improvement Allowance is subject to compliance with the lease terms. Further we will seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, non-dilutive government contracts, collaborative arrangements or some combination of these financing alternatives. Any capital raised by an equity offering will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value. Other than our At Market Issuance Sales Agreement and the Improvement Allowance, we have not secured any additional commitments for new financing nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to perform under the HHS BARDA contract or obtain additional capital, we will assess our capital resources and will likely be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, downsize our organization or reduce our general and administrative infrastructure.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2012, we had cash and cash equivalents of $13.9 million, short-term investments of $6.8 million and working capital of $18.6 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of March 31, 2012, our short-term investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments when they mature and the proceeds are reinvested into new investments and, therefore, could impact our cash flows and results of operations.

In 2007, we invested in auction rate securities as part of our cash management program. Short-term investments at March 31, 2012 are comprised of investments in commercial paper and three auction rate securities with a par value of $5.1 million and a fair value of $4.3 million. At March 31, 2012, we have recorded $1.0 million in unrealized gains on the auction rate securities included in accumulated other comprehensive income on the balance sheet. These investments are classified within current assets because we may need to liquidate these securities within the next year to fund our ongoing operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the first quarter of 2012, and has concluded that there was no change that occurred during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC.

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

NOVAVAX, INC.

Date: May 9, 2012	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Frederick W. Driscoll
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

