Form 10-Q
period 2013-06-30
NOVAVAX INC
filed 2013-08-08
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 152,718,326 as of July 30, 2013.

NOVAVAX, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,574	$17,399
Short-term investments available-for-sale	38,025	26,712
Restricted cash	—	986
Accounts receivables	907	1,011
Unbilled receivables	1,815	1,570
Prepaid expenses	2,024	2,559
Other current assets	20	171
Total current assets	45,365	50,408
Investments available-for-sale	—	6,233
Property and equipment, net	13,320	11,456
Goodwill	33,141	33,141
Restricted cash	757	756
Other non-current assets	335	351
Total assets	$92,918	$102,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,946	$3,228
Accrued expenses and other current liabilities	7,223	7,275
Deferred revenue	—	258
Current portion of capital lease	60	58
Current portion of notes payable	571	157
Warrant liability	—	267
Deferred rent	456	432
Total current liabilities	11,256	11,675
Deferred revenue	2,500	2,500
Non-current portion of capital lease	206	237
Non-current portion of notes payable	1,653	753
Deferred rent	8,077	6,940
Total liabilities	23,692	22,105

Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized at June 30, 2013 and 200,000,000 shares authorized at December 31, 2012; and 153,165,006 shares issued and 152,709,576 shares outstanding at June 30, 2013 and 148,398,747 shares issued and 147,943,317 shares outstanding at December 31, 2012	1,532	1,484
Additional paid-in capital	450,300	438,939
Accumulated deficit	(380,793)	(358,163)
Treasury stock, 455,430 shares, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	637	430
Total stockholders’ equity	69,226	80,240
Total liabilities and stockholders’ equity	$92,918	$102,345

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Government contracts	$3,276	$7,103	$6,717	$11,745
Research and development collaborations	255	―	648	―
Total revenue	3,531	7,103	7,365	11,745

Costs and expenses:
Cost of government contracts revenue	1,632	5,118	3,344	8,903
Research and development	10,785	5,371	20,041	10,627
General and administrative	4,012	2,469	6,882	5,537
Total costs and expenses	16,429	12,958	30,267	25,067
Loss from operations	(12,898)	(5,855)	(22,902)	(13,322)
Other income (expense):
Interest income	48	39	95	72
Interest expense	(45)	(3)	(68)	(6)
Change in fair value of warrant liability	267	(101)	267	―
Loss from operations before income tax	(12,628)	(5,920)	(22,608)	(13,256)
Income tax expense	5	―	22	―
Net loss	$(12,633)	$(5,920)	$(22,630)	$(13,256)

Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.15)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	152,312	126,925	150,391	123,741

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Comprehensive loss:
Net loss	$(12,633)	$(5,920)	$(22,630)	$(13,256)
Unrealized gain (loss) on investments available-for-sale	168	(36)	207	108
Comprehensive loss	$(12,465)	$(5,956)	$(22,423)	$(13,148)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Operating Activities:
Net loss	$(22,630)	$(13,256)
Reconciliation of net loss to net cash used in operating activities:
Change in fair value of warrant liability	(267)	—
Depreciation and amortization	961	810
Amortization of net premiums on investments	232	—
Gain on disposal of property and equipment	(43)	(19)
Deferred rent	458	251
Non-cash stock-based compensation	1,121	1,176
Changes in operating assets and liabilities:
Restricted cash	986	—
Accounts receivables	104	467
Unbilled receivables	(245)	(2,395)
Prepaid expenses and other assets	702	58
Accounts payable and accrued expenses	(40)	461
Deferred revenue	(258)	—
Lease incentives received	703	2,101
Net cash used in operating activities	(18,216)	(10,346)

Investing Activities:
Capital expenditures	(3,157)	(1,076)
Proceeds from disposal of property and equipment	81	167
Proceeds from maturities of investments	9,649	2,500
Purchases of investments	(14,754)	(9,389)
Net cash used in investing activities	(8,181)	(7,798)

Financing Activities:
Principal payments of capital lease	(29)	—
Principal payments of notes payable	(136)	(20)
Proceeds from notes payable	1,450	100
Restricted cash	(1)	(755)
Net proceeds from sales of common stock, net of offering costs of $0.3 million and $0.3 million, respectively	10,018	20,023
Proceeds from the exercise of stock options	270	26
Net cash provided by financing activities	11,572	19,374
Net (decrease) increase in cash and cash equivalents	(14,825)	1,230
Cash and cash equivalents at beginning of period	17,399	14,104
Cash and cash equivalents at end of period	$2,574	$15,334

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses	$1,026	$278
Deposit applied towards the purchase of laboratory equipment	$—	$500

Supplemental disclosure of cash flow information:
Cash payments of interest	$61	$—

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2013

(unaudited)

Note 1 – Organization

Novavax, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing recombinant protein nanoparticle vaccines to address a broad range of infectious diseases. The Company’s technology platform is based on proprietary recombinant vaccine technology that includes virus-like particles (“VLPs”) and recombinant protein micelle vaccines combined with a single-use bioprocessing production system. These vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important recombinant proteins. The Company’s product pipeline targets a variety of infectious diseases with vaccine candidates currently in mid-stage clinical development for seasonal influenza, pandemic influenza and respiratory syncytial virus (“RSV”).

Note 2 – Operations

The Company’s vaccine candidates currently under development will require significant additional research and development efforts that include extensive pre-clinical and clinical testing, and regulatory approval prior to commercial use. The Company’s research and development efforts may not be successful and any potential vaccine candidates may not prove to be safe and effective during clinical development. Even if developed, these vaccine candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The commercial launch of any vaccine is subject to significant risks including, but not limited to, manufacturing scale-up and market acceptance.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2013, statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012 and the statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates.

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

Restricted Cash

The Company’s restricted cash includes payments received under the PATH agreement (See Note 8) until such time as the Company has paid for the work performed for the related Phase 2 RSV clinical trial. In addition, the Company’s non-current restricted cash with respect to its new manufacturing, laboratory and office space in Gaithersburg, Maryland functions as collateral for letters of credit, which serve as security deposits for the duration of the leases.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding warrants, stock options and unvested restricted stock awards totaling 15,832,208 shares and 13,110,708 shares at June 30, 2013 and 2012, respectively, are excluded from the computation, as their effect is antidilutive.

Reclassifications

Within the June 30, 2012 statement of operations, certain overhead expenses relating to supply chain management of $0.4 million have been reclassified from general and administrative expenses to research and development expenses. Also, within the June 30, 2012 statement of cash flows, additional lease incentives received of $1.1 million recorded in the change in accounts payable and accrued expenses have been reclassified and are included in the change in lease incentives received. All of these reclassifications have been made to conform to current year presentation. In its Quarterly Report on Form 10-Q for the period ended March 31, 2013, the Company had recorded $0.2 million and reclassified $0.1 million of patent costs from general and administrative expenses to research and development expenses for the three months ended March 31, 2013 and 2012, respectively. The Company subsequently determined that patent costs should remain as a general and administrative expense and these costs have been shown as a general and administrative expense for all periods presented herein.

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at June 30, 2013			Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Corporate debt securities and auction rate securities	$—	$38,025	$—	$—	$32,945	$—
Total investments	$—	$38,025	$—	$—	$32,945	$—
Liabilities
Warrant liabilities	$—	$—	$—	$—	$—	$267

During the six months ended June 30, 2013, the Company did not have any transfers between levels.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities measured on a recurring basis for the six months ended June 30, 2013 (in thousands):

Fair Value Measurements of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$267
Change in fair value of Warrant liability	(267)
Balance at June 30, 2013	$—

The amounts in the Company’s balance sheet for accounts receivables, unbilled receivables and accounts payable approximate fair value due to their short-term nature. Based on borrowing rates available to the Company, the fair value of capital lease and notes payable approximates their carrying value.

Note 5 – Investments

Investments classified as available-for-sale as of June 30, 2013 and December 31, 2012 were comprised of (in thousands):

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$1,175	$635	$—	$1,810	$1,175	$409	$—	$1,584
Corporate debt securities	36,213	2	—	36,215	31,340	21	—	31,361
Total	$37,388	$637	$—	$38,025	$32,515	$430	$—	$32,945

Note 6 – Stockholders’ Equity

On June 13, 2013, the Company’s stockholders of record as of April 16, 2013 approved to amend the Company’s certificate of incorporation to increase the total number of share of Common Stock that the Company is authorized to issue from 200,000,000 shares to 300,000,000 shares.

Note 7 – Stock-Based Compensation

Stock Options

The Company has granted equity awards under several plans. Under the 2005 Stock Incentive Plan (the “2005 Plan”), equity awards may be granted to officers, directors, employees, consultants and advisors to the Company and any present or future subsidiary. The 2005 Plan, approved in May 2005 and amended in June 2007, June 2011, June 2012 and June 2013 by the Company’s stockholders, currently authorizes the grant of equity awards for up to 22,312,192 shares of common stock, which included, at the time of approval of the 2005 Plan, a maximum 5,746,468 shares of common stock subject to stock options outstanding under the Company’s 1995 Stock Option Plan (the “1995 Plan”) that may revert to and become issuable under the 2005 Plan if such options should expire or otherwise terminate unexercised. The Company received approval at its 2013 annual meeting of stockholders to increase the number of shares of common stock available for issuance under the 2005 Plan by 4,000,000 shares. The term of the Company’s 1995 Plan has expired. Outstanding stock options remain in existence in accordance with their terms and no new awards will be made under the 1995 Plan.

Under the 2005 Plan and the 1995 Plan, incentive stock options, having a maximum term of 10 years, can be or were granted at no less than 100% of the fair value of the Company’s common stock at the time of grant and are generally exercisable over periods ranging from six months to four years. There is no minimum exercise price for non-statutory stock options.

Stock Options Awards

The following is a summary of option activity under the 2005 Plan and the 1995 Plan for the six months ended June 30, 2013:

	2005 Stock Incentive Plan		1995 Stock Option Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2013	9,143,825	$1.87	211,900	$4.94
Granted	4,007,500	$1.89	—	$—
Exercised	(133,917)	$2.02	—	$—
Canceled	(750,008)	$1.72	(23,750)	$4.05
Outstanding at June 30, 2013	12,267,400	$1.88	188,150	$5.04
Shares exercisable at June 30, 2013	4,662,956	$2.17	188,150	$5.04

Shares available for grant at June 30, 2013	2,518,619

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average fair value of stock options granted	$1.01	$0.71	$1.00	$0.71
Risk-free interest rate	0.54%-0.96%	0.59%	0.54%-1.34%	0.59%-1.54%
Dividend yield	0%	0%	0%	0%
Volatility	55.81%-66.02%	75.47%-75.52%	55.81%-73.72%	75.47%-80.48%
Expected term (in years)	3.98-4.25	4.24	3.98-7.05	3.34-7.09
Expected forfeiture rate	0%-23.15%	0%-23.15%	0%-23.15%	0%-23.15%

The aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding as of June 30, 2013 was approximately $4.3 million and 7.6 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable as of June 30, 2013 was approximately $1.5 million and 5.6 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount is subject to change based on changes to the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the six months ended June 30, 2013 and 2012 was less than $0.1 million.

Employee Stock Purchase Plan

The Company received approval at its 2013 annual meeting of stockholders to adopt an Employee Stock Purchase Plan (the “ESPP”), which currently authorizes an aggregate of 2,000,000 shares of Common Stock to be purchased. The ESPP allows employees to purchase shares of Common Stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option when the employee was first eligible to participate). The first option period under the ESPP commenced August 1, 2013.

Restricted Stock Awards

Under the 2005 Plan, the Company has granted restricted stock awards subject to certain performance-based and time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the six months ended June 30, 2013:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2013	33,334	$1.39
Restricted stock granted	—	$—
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Outstanding at June 30, 2013	33,334	$1.39

The Company recorded stock-based compensation expense in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$296	$236	$513	$419
General and administrative	342	353	608	757
Total stock-based compensation expense	$638	$589	$1,121	$1,176

As of June 30, 2013, there was approximately $4.9 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested options and restricted stock awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.6 years. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 8 – U.S. Government Agreement, Joint Venture and Collaborations

HHS BARDA Contract for Recombinant Influenza Vaccines

In February 2011, the Company was awarded a contract from HHS BARDA valued at $97 million for the first three-year base-period, with an HHS BARDA option for an additional two-year period valued at $82 million, for a total contract value of up to $179 million. The HHS BARDA contract award provides significant funding for the Company’s ongoing clinical development and product scale-up of both its seasonal and pandemic (H5N1) influenza vaccine candidates. This is a cost-plus-fixed-fee contract in which HHS BARDA will reimburse the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the further development of its multivalent seasonal and monovalent pandemic (H5N1) influenza vaccines. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit by the government of fiscal year 2011 has been initiated, but has not been completed as of the date of this filing. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly; however, management believes that revenue for periods subject to audit has been recorded in amounts that are expected to be realized upon final audit and settlement. The Company recognized revenue of approximately $6.5 million in the six months ended June 30, 2013, and has recognized approximately $41 million in revenue since the inception of the contract.

Under certain circumstances, HHS BARDA reimbursements may be delayed or even potentially withheld. In March 2012, the Company decided to conduct a Phase 2 clinical trial of its quadrivalent seasonal influenza vaccine candidate (“205 Trial”) under its existing U.S. investigational new drug application (“IND”) for its trivalent seasonal influenza vaccine candidate as opposed to waiting to conduct this clinical trial under a new IND for its quadrivalent vaccine candidate (“Quadrivalent IND”). Based on the Company’s discussions with HHS BARDA in 2012, the outside clinical trial costs for the 205 Trial may only be submitted for reimbursement to HHS BARDA and recorded as revenue by the Company after it submits the clinical trial data in a future Quadrivalent IND. The submission of the Quadrivalent IND is expected shortly before the Company initiates the next Phase 2 dose-confirmatory clinical trial, which has been delayed due to the development activity associated with improving the seroconversion rate of one of the four strains. The outside clinical trial costs of the 205 Trial conducted last year total $2.9 million, which was incurred from the inception of the clinical trial through June 30, 2013. These costs have been recorded as an expense and are included in cost of government contracts revenue.

CPL Biologicals Private Limited (“CPLB”) Joint Venture

In 2009, the Company formed a joint venture with Cadila Pharmaceuticals Limited (“Cadila”) named CPL Biologicals Private Limited (the “CPLB”) to develop and manufacture vaccines, biological therapeutics and diagnostics in India. CPLB is owned 20% by the Company and 80% by Cadila. The Company accounts for its investment in CPLB using the equity method. Since the carrying value of the Company’s initial investment was nominal and there is no guarantee or commitment to provide future funding, the Company has not recorded any losses related to this investment.

LG Life Sciences, Ltd. (“LGLS”) License Agreement

In February 2011, the Company entered into a license agreement with LGLS that allows LGLS to use the Company’s technology to develop and commercially sell influenza vaccines exclusively in South Korea and non-exclusively in certain other specified countries. At its own cost, LGLS is responsible for funding both its clinical development of the influenza VLP vaccines and a manufacturing facility to produce such vaccine in South Korea. Under the license agreement, the Company is obligated to provide LGLS with information and materials related to the manufacture of the licensed products, provide on-going project management and regulatory support and conduct clinical trials of its influenza vaccines in order to obtain FDA approval in the U.S. The term of the license agreement is expected to terminate in 2027. Payments to the Company under the license agreement include an upfront payment of $2.5 million, reimbursements of certain development and product costs, payments related to the achievement of certain milestones and royalty payments in the high single digits from LGLS’s future commercial sales of influenza VLP vaccines. The upfront payment has been deferred and will be recognized when the previously mentioned obligations in the agreement are satisfied, which may not occur until the end of the term of the agreement. Payments for milestones under the agreement will be recognized on a straight-line basis over the remaining term of the research and development period upon achievement of such milestone. Any royalties under the agreement will be recognized as earned.

PATH Vaccine Solutions (“PATH”) Clinical Development Agreement

In July 2012, the Company entered into a clinical development agreement with PATH to develop its vaccine candidate to protect against RSV through maternal immunization in low-resource countries (the “RSV Collaboration Program”). The Company was awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support its Phase 2 dose-ranging clinical trial in women of childbearing age, which was launched in October 2012. In August 2013, the funding under the agreement was increased by $0.3 million and the term extended to April 2014 to support the Company’s reproductive toxicology studies, which are necessary before it conducts clinical trials in pregnant women. The Company retains global rights to commercialize the product and has made a commitment to make the vaccine affordable and available in low-resource countries. To the extent PATH has elected to continue to fund 50% of the Company’s external clinical development costs for the RSV Collaboration Program, but the Company does not continue development, the Company would then grant PATH a fully-paid license to its RSV vaccine technology for use in pregnant women in such low-resource countries. The Company recognized revenue of approximately $0.6 million in the six months ended June 30, 2013, and has recognized approximately $1.9 million in revenue since the inception of the contract. Revenue under this arrangement is being recognized under the proportional performance method and earned in proportion to the contract costs incurred in performance of the work as compared to total estimated contract costs. Costs incurred under this agreement represent a reasonable measurement of proportional performance of the services being performed.

Note 9 – Notes Payable

In September 2012, the Company entered into a master security agreement with General Electric Capital Corporation (“GE”), whereby the Company can borrow up to $2.0 million to finance the purchases of equipment through June 2013 (“Equipment Loan”). Each Equipment Loan bears interest at the three-year U.S. Government treasury rate plus 11.68%, provided that the rate shall not be less than 12.1%, and is to be repaid over forty-two (42) months. GE will maintain a security interest in all equipment financed under the Equipment Loan. During the six months ended June 30, 2013, the Company financed $1.5 million in total at interest rates of 12.1% with monthly principal payments totaling $34,529 (“2013 Funding”). Interest accrues on the outstanding balance until paid in full. As of June 30, 2013, the Company has financed $2.0 million in total under the Equipment Loan.

Aggregate future minimum principal payments on the Equipment Loan, including the 2013 Funding, at June 30, 2013 are as follows (in thousands):

Year	Amount
2013 (remainder)	$286
2014	571
2015	571
2016	396
$1,824

Note 10 – Warrant Liability

In July 2008, the Company completed a registered direct offering of 6,686,650 units, raising approximately $17.5 million in net proceeds. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock (the “Warrants”) at a price of $2.68 per unit. The Warrants represent the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and were exercisable between January 31, 2009 and July 31, 2013.

During the six months ended June 30, 2013 and 2012, the Company recorded as other income (expense) in its statements of operations a change in fair value of warrant liability of $0.3 million and $0 million, respectively. As of June 30, 2013, the warrant liability recorded on the balance sheet was $0 million. All Warrants expired unexercised on July 31, 2013.

Note 11 – Sales of Common Stock

In October 2012, the Company entered into an At Market Issuance Sales Agreement (“2012 Sales Agreement”), under which the Board of Directors of the Company (the “Board”) approved the Company’s sale of up to an aggregate of $50 million in gross proceeds of its common stock. The shares of common stock are being offered pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board has appointed a standing Finance Committee (the “Committee”) to assist with its responsibilities to monitor, provide advice to senior management of the Company and approve all capital raising activities. The Committee has been authorized by the Board, absent any action by the Board to the contrary, to take any additional actions necessary to carry out the Board’s authorization of the issuance and sale of the common stock sold pursuant to the 2012 Sales Agreement. In doing so, the Committee is authorized to set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. During the six months ended June 30, 2013, the Company sold 4.6 million shares at sales prices ranging from of $2.06 ─ $2.63 per share, resulting in $10.0 million in net proceeds. The most recent sales to occur under the 2012 Sales Agreement were on May 6, 2013.

Note 12 – Manufacturing, Laboratory and Office Facility

The Company leases its new manufacturing, laboratory and office space in Gaithersburg, Maryland with rent payments for such space to the landlord commencing April 1, 2014. Under the terms of one lease agreement, the landlord provided the Company with a tenant improvement allowance of $2.5 million and an additional tenant improvement allowance of $3 million, such additional tenant improvement allowance is to be paid back to the landlord during the remainder of the term of such lease agreement through additional rent payments (collectively, the “Improvement Allowance”). The Company has been funded $0.7 million in the six months ended June 30, 2013, and has been funded $5.0 million in total under the Improvement Allowance. The Improvement Allowance is being amortized on a straight-line basis over the remaining term of the lease.

Note 13 – Acquisition of Isconova AB

On July 31, 2013, the Company announced that, pursuant to its public tender offer to acquire all outstanding shares and warrants of Sweden-based Isconova AB (“Isconova”) directly from such holders and a private offer for all outstanding stock options, it had acquired: 97.4% of the outstanding Isconova shares for approximately 15.1 million shares of Novavax Common Stock; 100% of the outstanding 2005-I warrants and 2005-II warrants for SEK 140,285 (or approximately $22,000 based on current exchange rate); and 100% of the stock options, for which it will issue 218,120 shares of Novavax Common Stock. The Company initiated the public tender offer on July 9, 2013 and expects to settle these transactions in August 2013. In addition, the Company has extended the tender acceptance period until August 20, 2013 in order to attempt to acquire the remaining 2.6% of the outstanding Isconova shares.

Isconova has focused its recent efforts on the development of saponin-based, immune-modulating adjuvants that work with different types of vaccine antigens to enhance the immunogenic effect of the antigen. A number of vaccines are under development by various vaccine companies, as well as by Isconova, using Isconova’s third generation nanoparticle adjuvant, Matrix-M™. The Company believes that Isconova’s adjuvants will be powerful complements to its recombinant vaccine programs as three of its clinical-stage programs and many of its pre-clinical programs are currently testing adjuvants to see whether immune responses can be enhanced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below, and elsewhere in this report, about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements regarding our expectations regarding future revenue and expense levels, the efficacy, safety and intended utilization of our product candidates, the development of our clinical stage product candidates and our recombinant vaccine technologies, the future development of our product candidates by us, the conduct, timing and results of future clinical trials, plans regarding regulatory filings, our available cash resources and the availability of financing generally, including our ability to employ our At Market Issuance Sales Agreement entered into in October of 2012, our plans regarding partnering activities and business development initiatives, and other factors referenced herein. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Any or all of our forward-looking statements in the Quarterly Report may turn out to be inaccurate. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or operational personnel; the size and growth potential of the markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those identified in Part II, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for year ended December 31, 2012. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements and we therefore caution readers not to place undue reliance on such forward-looking statements.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Novavax, Inc., a Delaware corporation (Novavax, the Company, we, or us), is a clinical-stage biopharmaceutical company focused on developing recombinant protein nanoparticle vaccines to address a broad range of infectious diseases. Our technology platform is based on proprietary recombinant vaccine technology that includes virus-like particles (VLPs) and recombinant protein micelle vaccines combined with a single-use bioprocessing production system. Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important recombinant proteins. Our product pipeline targets a variety of infectious diseases with vaccine candidates currently in mid-stage clinical development for seasonal influenza, pandemic influenza and respiratory syncytial virus (RSV).

CPL Biologicals Private Limited (CPLB), which is owned 20% by us and 80% by Cadila Pharmaceuticals Limited (Cadila), was established to develop and manufacture certain vaccine candidates, biosimilar products and diagnostic products for the territory of India. CPLB operates a state-of-the-art manufacturing facility for the production of influenza vaccine and other vaccine candidates. CPLB is actively developing a number of vaccine candidates that were genetically engineered by Novavax. CPLB’s seasonal and pandemic influenza candidates initiated Phase 1 clinical trials in 2012. Also in 2012, CPLB formed a new collaboration to develop a novel malaria vaccine in India with the International Centre for Genetic Engineering and Biotechnology. CPLB’s rabies vaccine candidate is expected to begin a Phase 1 clinical trial in India in 2013. We continue to account for our investment in CPLB using the equity method. Since the carrying value of our initial investment was nominal and there is no guarantee or commitment to provide future funding, we have not recorded nor do we expect to record losses related to this investment in the future.

On July 31, 2013, we announced that, pursuant to our public tender offer to acquire all outstanding shares and warrants of Sweden-based Isconova AB (“Isconova”) directly from such holders and a private offer for all outstanding stock options, we had acquired: 97.4% of the outstanding Isconova shares for approximately 15.1 million shares of Novavax Common Stock; 100% of the outstanding 2005-I warrants and 2005-II warrants for SEK 140,285 (or approximately $22,000 based on current exchange rate); and 100% of the stock options, for which we will issue 218,120 shares of Novavax Common Stock. We initiated the public tender offer on July 9, 2013 and expect to settle these transactions in August 2013. In addition, we have extended the tender acceptance period until August 20, 2013 in order to attempt to acquire the remaining 2.6% of the outstanding Isconova shares.

Isconova has focused its recent efforts on the development of saponin-based, immune-modulating adjuvants that work with different types of vaccine antigens to enhance the immunogenic effect of the antigen. A number of vaccines are under development by various vaccine companies, as well as by Isconova, using Isconova’s third generation nanoparticle adjuvant, Matrix-M™. We believe that Isconova’s adjuvants will be powerful complements to our recombinant vaccine programs as three of our clinical-stage programs and many of our pre-clinical programs are currently testing adjuvants to see whether immune responses can be enhanced.

Clinical Product Pipeline

A current summary of our significant research and development programs and status of development follows:

Program	Development Phase	Collaborator
RSV	Phase 2	PATH
Seasonal Quadrivalent Influenza	Phase 2	HHS BARDA/LGLS
Pandemic (H5N1) Influenza	Phase 1	HHS BARDA/LGLS
Pandemic (H7N9) Influenza	Phase 1	None
Seasonal Trivalent Influenza (India)	Phase 1	CPLB
Pandemic (H1N1) Influenza (India)	Phase 1	CPLB
Rabies	Phase 1-ready	CPLB

Respiratory Syncytial Virus (RSV)

RSV is a widespread disease that causes infections of the lower respiratory tract. While RSV affects persons of all ages, it acutely impacts infants, the elderly, young children and others with compromised immune systems. Current estimates indicate that RSV is responsible for over 30 million new acute lower respiratory infection episodes and between 150,000 and 200,000 deaths in children under five years old1. In the U.S., nearly all children become infected with RSV before they are two years old; it has been associated with 20% of hospitalizations and 15% of office visits for acute respiratory infection in young children. The World Health Organization (WHO) estimates that the global disease burden for RSV is 64 million cases. Because there is no approved prophylactic vaccine, the unmet medical need of an RSV vaccine has the potential to protect millions of patients from this far-reaching disease.

1 Nair, H., et al., (2010) Lancet. 375:1545-1555

We are developing a vaccine candidate to prevent RSV disease and are looking at susceptible target populations, including infants who may receive protection through antibodies transferred from their mothers who would be immunized during the last trimester of pregnancy, the elderly and young children.

Maternal Immunization Development Program - Clinical Experience

In October 2012, we initiated a Phase 2 dose-ranging clinical trial in women of child bearing age, which supports our goals of developing a vaccine for maternal immunization of pregnant women. In April 2013, we announced top-line data from this Phase 2 clinical trial that were similar to, or exceeded, immune responses seen in our first Phase 1 clinical trial. This randomized, blinded, placebo-controlled Phase 2 clinical trial evaluated the safety and immunogenicity of two dose levels of our RSV vaccine candidate, with and without an aluminum phosphate adjuvant, in 330 women of childbearing age. We further reported:

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

Our expected path forward in maternal immunization would include a dose-confirmation clinical trial in women of childbearing age. In parallel, and in consultation with the FDA, we would expect to initiate a reproductive toxicology study in rabbits to confirm the safety of our proposed formulation in advance of initiating a clinical trial in pregnant women.

Elderly Development Program - Clinical Experience

In October 2012, we also initiated a Phase 1 dose-ranging clinical trial in the elderly, which supports our goals of developing a vaccine in elderly adults. This clinical trial was a randomized, blinded, placebo-controlled Phase 1 clinical trial that evaluated the safety and immunogenicity in 220 enrolled elderly adults, 60 years of age and older, who received a single intramuscular injection of our RSV vaccine candidate (with and without an aluminum phosphate adjuvant) or placebo plus a single dose of licensed influenza vaccine or placebo at days 0 and 28. Subjects were also inoculated with a commercially-available trivalent influenza vaccine (TIV) at days 0 and 28. In July 2013, we announced top-line data from the Phase 1 clinical trial in the elderly that further corroborated our previous clinical experiences with our RSV vaccine candidate. We further reported:

•	the clinical trial’s protocol-specified objectives were accomplished;

•	the vaccine candidate was generally well-tolerated with a similar safety profile as previously observed;

•	the overall immune responses, in terms of both frequency and amplitude of antibody rises, were greater in the groups receiving the 90μg dose of the RSV vaccine candidate compared to the groups dosed with 60µg;

•	significantly greater immune responses were observed in the groups receiving adjuvanted vaccine compared to those receiving unadjuvanted formulations;

•	increases in anti-F IgG were observed in all actively-vaccinated groups by Day 7 post-immunization with antibody levels that continued to rise through Day 28 among recipients of unadjuvanted vaccines, which then appeared to plateau, while such levels continued to rise through Day 56 in recipients of adjuvanted vaccine, with best responses observed in the 90µg adjuvanted vaccine group;

•	Day 0 baseline data showed an essentially undetectable level of antibodies that compete with palivizumab in subjects, which were then shown to increase to between 80% and 97% in active vaccine recipients by Day 28, and sustained in subjects receiving a second dose of the adjuvanted vaccines at 97% through Day 56;

•	RSV A and B microneutralizing antibody levels increased in all vaccinated subject groups, with greatest responses seen in the 90µg adjuvanted vaccine group; and

•	Hemagglutination-inhibiting (HAI) responses to the TIV were unaffected by co-administration with the RSV vaccine candidates, which is an important feature given that RSV and influenza vaccines are likely be given to the elderly contemporaneously in practice.

Our expected path forward in the elderly would include a dose-confirmation clinical trial, as we continue to assess the potential for a combination RSV and influenza vaccine for the elderly.

PATH Vaccine Solutions (PATH) Clinical Development Agreement

In July 2012, we entered into a clinical development agreement with PATH to develop our vaccine candidate to protect against RSV through maternal immunization in low-resource countries (RSV Collaboration Program). We were awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support our Phase 2 dose-ranging clinical trial in women of childbearing age as described above. In August 2013, the funding under the agreement was increased by $0.3 million and the term extended to April 2014 to support our reproductive toxicology studies, which are necessary before we conduct clinical trials in pregnant women. We retain global rights to commercialize the product and have made a commitment to make the vaccine affordable and available in low-resource countries. To the extent PATH has elected to continue to fund 50% of our external clinical development costs for the RSV Collaboration Program, but we do not continue development, we would then grant PATH a fully-paid license to our RSV vaccine technology for use in pregnant women in such low-resource countries.

Influenza

Seasonal Influenza Vaccine

Developing and commercializing a Novavax seasonal influenza vaccine remains an important strategic goal and viable opportunity for us. The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (CDC) recommends that all persons aged six months and older should be vaccinated annually against seasonal influenza. In conjunction with these universal recommendations, attention from the 2009 influenza H1N1 pandemic has increased public health awareness of the importance of seasonal influenza vaccination, the market for which is expected to continue to grow worldwide in both developed and developing global markets.

There are currently three quadrivalent influenza vaccines licensed in the U.S., but in the coming years, additional seasonal influenza vaccines are expected to be produced and licensed within and outside of the U.S. in a quadrivalent formulation (four influenza strains: two influenza A strains and two influenza B strains), as opposed to the current trivalent formulation (three influenza strains: two influenza A strains and one influenza B strain). With two distinct lineages of influenza B viruses circulating, governmental health authorities have advocated for the addition of a second influenza B strain to provide additional protection. Current estimates for seasonal influenza vaccines growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show potential growth from the current market of approximately $3.6 billion to $4.7 billion over the next ten years2. Recombinant seasonal influenza vaccines, like the candidate we are developing, have an important advantage; once licensed for commercial sale, large quantities of vaccine can be quickly and cost-effectively manufactured without the use of either the live influenza virus or eggs.

Top-line data from our most recent Phase 2 clinical trial for our quadrivalent influenza vaccine candidate were announced in July 2012. In that clinical trial, our quadrivalent VLP vaccine candidate demonstrated immunogenicity against all four viral strains based on HAI responses at day 21, and was also well-tolerated, as evidenced by the absence of any observed vaccine-related serious adverse events (SAEs) and an acceptable reactogenicity profile. Our vaccine candidate met the FDA accelerated approval seroprotection rates criterion for all four viral strains. The potential to fulfill the seroconversion rates criterion was demonstrated for three of the four viral strains. The fourth strain, B/Brisbane/60/08, despite fulfilling the seroprotection criterion, failed to demonstrate a satisfactory seroconversion rate. Following our last Phase 2 clinical trial, our activities with respect to our seasonal influenza vaccine candidate have been focused on assessing and “locking” the manufacturing process that will ensure consistent and enhanced immune responses in all strains, with completion of these activities expected to occur in the third quarter of 2013. During the second half of 2013, we expect to begin manufacturing A and B strain influenza VLPs for the next Phase 2 clinical trial with our quadrivalent vaccine candidate.

Pandemic Influenza Vaccine

In the aftermath of the 2009 H1N1 influenza pandemic, recognition of the potential devastation of a human influenza pandemic remains a key priority with both governmental health authorities and influenza vaccine manufacturers. In the U.S. alone, the 2009 H1N1 pandemic led to the production of approximately 126 million doses of monovalent (single strain) vaccine. Public health awareness and government preparedness for the next potential influenza pandemic are driving development of vaccines that can be manufactured quickly against a potentially threatening influenza strain. Industry and health experts have focused attention on developing a monovalent H5N1 influenza vaccine as a potential key defense against a future pandemic threat.

In October 2012, we reported positive results from two Phase 1 clinical trials of our pandemic (H5N1) vaccine candidate in combination with two different adjuvants, both of which are designed to improve the immunogenicity of vaccines at lower doses and thus provide antigen dose-sparing. The top-line data demonstrated safety and immunogenicity of varying dose-levels of the vaccine, with and without adjuvant, and further demonstrated statistically significant robust adjuvant effects on immune response. Our expected path forward in pandemic would include a Phase 1/2 clinical trial.

In April 2013, we initiated manufacturing of a new monovalent influenza vaccine candidate against the A/Anhui/1/13-like H7N9 strain of avian influenza. This strain was first recognized by Chinese health authorities as a potential pandemic influenza threat in late March 2013. In a three month period, we took the A(H7N9) viral gene sequence provided to vaccine manufacturers by the WHO, developed and purified a VLP antigen, conducted multiple animal studies, and initiated a Phase 1 clinical trial in Australia. Top line results from this trial are expected in late 2013. We believe that conducting this H7N9 campaign to develop a new vaccine candidate is an important strategic undertaking demonstrating our capabilities to quickly address emerging influenza threats. We initiated and are progressing with our H7N9 campaign on our own, independent from our contract with The Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA).

2 Market Forecasts: Seasonal Influenza Vaccines. Datamonitor (2012)

Potential Accelerated Approval Pathway for Influenza

In the past, Novavax has referenced attainment of accelerated approval immunogenicity endpoints for seroprotection and seroconversion as a potential pathway for licensure of its influenza vaccines. The criteria for granting such accelerated approval of a Biologics License Application (BLA, the biologic equivalent to a New Drug Application or NDA) for new seasonal and pandemic influenza vaccines was published by the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (FDA). Under FDA guidance, developers that can demonstrate results that meet or exceed certain specified immunogenicity endpoint criteria in their clinical trials may, at the FDA’s discretion, be granted a license to market a product prior to submission of traditional clinical endpoint efficacy trial data. It should be noted that FDA licensure based on accelerated approval nevertheless requires sponsors to conduct a post-licensure efficacy study to demonstrate the clinical benefit of the vaccine, which would thereby support traditional approval of the vaccine. Because it is not possible to conduct a clinical endpoint efficacy study for a pandemic vaccine in advance of a declared pandemic, FDA’s pandemic guidance allows for submission of seasonal influenza clinical efficacy data for the purpose of confirming clinical benefit of a pandemic vaccine manufactured by the same process. Thus, the demonstration of efficacy with a seasonal vaccine product provides a key link between the seasonal and pandemic programs. Accelerated approval further necessitates a shortage of influenza vaccine relative to the total population recommended to receive such vaccine, a situation that persists with seasonal influenza vaccine.

Although we have not ruled out this accelerated approval approach, particularly for our pandemic program or certain subject populations within the seasonal influenza program, we do not expect to pursue accelerated approval of our quadrivalent seasonal influenza vaccine, largely because of the uncertainty as to whether the accelerated approval pathway will be available to us at the time of our BLA submissions and the unknown ability of current and new influenza strains to meet such accelerated approval criteria. We are planning therefore to pursue traditional licensure of our quadrivalent seasonal influenza vaccine by conducting a clinical endpoint efficacy study for the purpose of submitting the data within the original BLA. These efficacy data will also support the requirement for clinical efficacy data for our pandemic vaccine program. Novavax plans to discuss with the FDA our licensure pathways (both the traditional pathway for seasonal and possible accelerated pathways for pandemic and certain subject populations within the seasonal program) during future formal meetings. The likely impact of such an efficacy trial would be an additional year before FDA grants licensure to our seasonal influenza vaccine.

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA awarded us a contract in February 2011, which funds the development of both our seasonal and pandemic (H5N1) influenza vaccine candidates. The contract, valued at $97 million for the first three-year base-period and $82 million for an HHS BARDA optional two-year period, is a cost-plus-fixed-fee contract in which HHS BARDA reimburses us for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of our multivalent seasonal and monovalent pandemic (H5N1) influenza vaccines. We recognized revenue of approximately $6.5 million in the six months ended June 30, 2013, and have recognized approximately $41 million in revenue since the inception of the contract.

Under certain circumstances, HHS BARDA reimbursements may be delayed or even potentially withheld. As we have previously disclosed in our filings with the United States Securities and Exchange Commission (SEC), in March 2012, we decided to conduct a Phase 2 clinical trial of our quadrivalent seasonal influenza vaccine candidate (the 205 Trial) under our existing U.S. investigational new drug application (IND) for our trivalent seasonal influenza vaccine candidate as opposed to waiting to conduct this clinical trial under a new IND for our quadrivalent vaccine candidate (Quadrivalent IND). Based on our discussions with HHS BARDA in 2012, the outside clinical trial costs for the 205 Trial may only be submitted for reimbursement to HHS BARDA and recorded as revenue by us after we submit the clinical trial data in a future Quadrivalent IND. The submission of the Quadrivalent IND is expected shortly before we initiate the next Phase 2 dose-confirmatory clinical trial, which has been delayed due to the development activity associated with improving the seroconversion rate of one of the four strains. The outside clinical trial costs of the 205 Trial conducted last year total $2.9 million, which was incurred from the inception of the clinical trial through June 30, 2013. These costs have been recorded as an expense and are included in cost of government contracts revenue.

LG Life Sciences, Ltd. (LGLS) License Agreement

In February 2011, we entered into a license agreement with LGLS that allows LGLS to use our technology to develop and commercially sell our influenza vaccines in South Korea and certain other emerging-market countries. LGLS received an exclusive license to our influenza VLP technology in South Korea and a non-exclusive license in the other specified countries. At its own cost, LGLS is responsible for funding both its clinical development of the influenza VLP vaccines and a manufacturing facility to produce such vaccine in South Korea. We received an upfront payment and may receive reimbursements of certain development and product costs, payments related to the achievement of certain milestones and royalty payments in the high single digits from LGLS’s future commercial sales of influenza VLP vaccines.

Rabies

Rabies is a disease that causes acute encephalitis, or swelling of the brain, in warm-blooded animals including humans. The disease can be transmitted from one species of animal to another, such as from dogs to humans, most commonly by a bite from an infected animal. For humans, rabies left untreated is almost invariably fatal. WHO has estimated that, when looking at the total cost associated with rabies, in many countries, the cost of rabies post-exposure prophylaxis represents the highest healthcare expenditure3. In Asia and Africa, estimates show a combined 55,000 annual human deaths from endemic canine rabies, with annual treatment costs approaching $600 million, although human deaths from rabies are likely to be grossly underreported in a number of countries, particularly in the youngest age groups. In India alone, 20,000 deaths are estimated to occur annually. Internal market data of vaccine manufacturers suggest that at the global level, 15 million or more people receive rabies prophylaxis annually, the majority of whom, live in China and India. It is estimated that in the absence of post-exposure prophylaxis, about 327,000 persons would die from rabies in Africa and Asia each year. Marketed rabies vaccines are mostly used for post-exposure prophylaxis, which requires generally between four and five administrations of vaccine. Pre-exposure prophylaxis is recommended for anyone who will be at increased risk to the rabies virus, including travelers with extensive outdoor exposure in rural high-risk areas4.

CPLB is currently developing a rabies vaccine candidate that we genetically engineered. CPLB expects to initiate a Phase 1 clinical trial in India in late 2013 or early 2014. Our objective is to develop a recombinant vaccine that can be administered as a pre-exposure prophylaxis for residents of certain higher-risk geographies, as well as travelers to such locations, and with the potential to provide post-exposure prophylaxis with fewer doses. Preliminary pre-clinical results have demonstrated that this vaccine candidate has the potential to successfully prevent the rabies virus from entering the central nervous system, thus preventing death.

Other Emerging Diseases

Novavax pays close attention to global reports of emerging diseases for which there do not appear to be immediate cures and where a vaccine protocol could offer potential protection. In addition to our response to the A(H7N9) influenza strain (see discussion above), we have been monitoring reports around the Middle East Respiratory Syndrome Coronavirus (MERS), a novel coronavirus first identified in September 2012 by an Egyptian virologist, but which had become an emerging threat in 2013 with more than 50 confirmed cases of MERS infection and 30 deaths. The MERS virus is a part of the coronavirus family that includes the severe acute respiratory syndrome coronavirus (SARS). Because of the public health priority given to MERS, within weeks of getting the virus’ sequence, Novavax successfully produced a vaccine candidate designed to provide protection against MERS. This vaccine candidate, which was made using our recombinant nanoparticle vaccine technology, is based on the major surface spike protein, which we had earlier identified in our work with a SARS vaccine candidate. Although this currently remains a pre-clinical program, we believe that our MERS vaccine candidate offers a viable option to interested global public health authorities.

3 WHO Technical Report Series (2004)

4 Yousaf, et al. Virology Journal (2012) 9:50

Sales of Common Stock

In October 2012, the Company entered into an At Market Issuance Sales Agreement (2012 Sales Agreement), under which the Board of Directors of the Company (the Board) approved the Company’s sale of up to an aggregate of $50 million in gross proceeds of its common stock. The shares of common stock are being offered pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board has appointed a standing Finance Committee (the Committee) to assist with its responsibilities to monitor, provide advice to senior management of the Company and approve all capital raising activities. The Committee has been authorized by the Board, absent any action by the Board to the contrary, to take any additional actions necessary to carry out the Board’s authorization of the issuance and sale of the common stock sold pursuant to the 2012 Sales Agreement. In doing so, the Committee is authorized to set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. During the six months ended June 30, 2013, the Company sold 4.6 million shares at sales prices ranging from of $2.06 ─ $2.63 per share, resulting in $10.0 million in net proceeds. The most recent sales to occur under the 2012 Sales Agreement were on May 6, 2013.

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

Three Months Ended June 30, 2013 and 2012 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended June 30,
	2013	2012	Change 2012 to 2013
Revenue:
Total revenue	$3,531	$7,103	$(3,572)

Revenue for the three months ended June 30, 2013 was $3.5 million as compared to $7.1 million for the same period in 2012, a decrease of $3.6 million or 50%. Revenue for the three months ended June 30, 2013 and 2012 is primarily comprised of services performed under the HHS BARDA contract and, to a much lesser extent in 2013, the PATH clinical development agreement. The decrease in revenue is primarily due to the higher level of activity in the three months ended June 30, 2012 associated with our influenza clinical trials under the HHS BARDA contract as compared to the same period in 2013 when no similar clinical trials were initiated, partially offset by revenue under the PATH clinical development agreement in 2013.

For 2013, we expect a slight decrease in revenue due to fewer externally funded clinical trials in 2013 as compared to 2012, offset by increased product development activities under the HHS BARDA contract to support the ultimate initiation of later-stage clinical trials of our seasonal influenza and pandemic (H5N1) influenza vaccine candidates.

Costs and Expenses:

	Three Months Ended June 30,
	2013	2012	Change 2012 to 2013
Costs and Expenses:
Cost of government contracts revenue	$1,632	$5,118	$(3,486)
Research and development	10,785	5,371	5,414
General and administrative	4,012	2,469	1,543
Total costs and expenses	$16,429	$12,958	$3,471

Cost of Government Contracts Revenue

Cost of government contracts revenue includes direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. Cost of government contracts revenue decreased to $1.6 million for the three months ended June 30, 2013 from $5.1 million for the same period in 2012, a decrease of $3.5 million, or 68%. The decrease in cost of government contracts revenue is primarily related to the levels of activity associated with our influenza clinical trials previously mentioned, including the 205 Trial (see discussion of the 205 Trial in HHS BARDA Contract for Recombinant Influenza Vaccines above).

For 2013, we expect the cost of government contracts revenue to decrease due to fewer externally funded clinical trials in 2013 as compared to 2012, offset by increased product development activities under the HHS BARDA contract.

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses increased to $10.8 million for the three months ended June 30, 2013 from $5.4 million for the same period in 2012, an increase of $5.4 million, or 101%. The increase in research and development expenses was primarily due to increased costs relating to our RSV and pandemic (H7N9) influenza clinical trials (internally funded programs at this time) and higher employee-related costs. For 2013, we expect a significant increase in research and development expenses primarily due to additional clinical trials of our RSV and pandemic (H7N9) influenza vaccine candidates and employee-related costs to support product development of RSV and other potential vaccine candidates.

Costs and Expenses by Functional Area

We track our cost of government contracts revenue and research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At June 30, 2013, we had 131 employees dedicated to our research and development programs versus 98 employees as of June 30, 2012. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our cost of government contracts revenue and research and development expenses by functional area for the three months ended June 30 (in millions).

	2013	2012
Manufacturing	$7.4	$5.2
Vaccine Discovery	1.1	0.8
Clinical and Regulatory	3.9	4.5
Total cost of government contracts revenue and research and development expenses	$12.4	$10.5

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

General and Administrative Expenses

General and administrative expenses increased to $4.0 million for the three months ended June 30, 2013 from $2.5 million for the same period in 2012, an increase of $1.5 million, or 62%. The increase in expenses was primarily due to higher professional fees associated with our public tender offer of Isconova. For 2013, we expect general and administrative expenses to increase as a result of professional fees associated with our public tender offer of Isconova.

Other Income (Expense):

	Three Months Ended June 30,
	2013	2012	Change 2012 to 2013
Other Income (Expense):
Interest income	$48	$39	$9
Interest expense	(45)	(3)	(42)
Change in fair value of warrant liability	267	(101)	368
Total other income (expense)	$270	$(65)	$335

We had total other income of $0.3 million for the three months ended June 30, 2013 compared to total other expense of $0.1 million for the same period in 2012. For the three months ended June 30, 2013, the change in fair value of the warrant liability resulted in a $0.4 million increase in total other income as compared to the same period in 2012. The warrants expired unexercised on July 31, 2013.

Net Loss:

	Three Months Ended June 30,
	2013	2012	Change 2012 to 2013
Net Loss:
Net loss	$(12,633)	$(5,920)	$(6,713)
Net loss per share	$(0.08)	$(0.05)	$(0.03)
Weighted shares outstanding	152,312	126,925	25,387

Net loss for the three months ended June 30, 2013 was $12.6 million, or $0.08 per share, as compared to $5.9 million, or $0.05 per share, for the same period in 2012, an increased net loss of $6.7 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to our RSV and pandemic (H7N9) influenza clinical trials and higher employee-related costs.

The increase in weighted average shares outstanding for the three months ended June 30, 2013 is primarily a result of sales of our common stock in the aggregate of 35.5 million shares in 2012 and 2013.

Six Months Ended June 30, 2013 and 2012 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Six Months Ended June 30,
	2013	2012	Change 2012 to 2013
Revenue:
Total revenue	$7,365	$11,745	$(4,380)

Revenue for the six months ended June 30, 2013 was $7.4 million as compared to $11.7 million for the same period in 2012, a decrease of $4.4 million or 37%. Revenue for the six months ended June 30, 2013 and 2012 is primarily comprised of services performed under the HHS BARDA contract and, to a much lesser extent in 2013, the PATH clinical development agreement. The decrease in revenue is primarily due to the higher level of activity in the six months ended June 30, 2012 associated with our influenza clinical trials under the HHS BARDA contract as compared to the same period in 2013 when no similar clinical trials were initiated, partially offset by revenue under the PATH clinical development agreement in 2013.

Costs and Expenses:

	Six Months Ended June 30,
	2013	2012	Change 2012 to 2013
Costs and Expenses:
Cost of government contracts revenue	$3,344	$8,903	$(5,559)
Research and development	20,041	10,627	9,414
General and administrative	6,882	5,537	1,345
Total costs and expenses	$30,267	$25,067	$5,200

Cost of Government Contracts Revenue

Cost of government contracts revenue includes direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. Cost of government contracts revenue decreased to $3.3 million for the six months ended June 30, 2013 from $8.9 million for the same period in 2012, a decrease of $5.6 million, or 62%. The decrease in cost of government contracts revenue is primarily related to the levels of activity associated with our influenza clinical trials previously mentioned, including the 205 Trial (see discussion of the 205 Trial in HHS BARDA Contract for Recombinant Influenza Vaccines above).

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses increased to $20.0 million for the six months ended June 30, 2013 from $10.6 million for the same period in 2012, an increase of $9.4 million, or 89%. The increase in research and development expenses was primarily due to increased costs relating to our RSV and pandemic (H7N9) influenza clinical trials (internally funded programs at this time) and higher employee-related costs.

Costs and Expenses by Functional Area

The following summarizes our cost of government contracts revenue and research and development expenses by functional area for the six months ended June 30 (in millions).

	2013	2012
Manufacturing	$13.2	$9.6
Vaccine Discovery	2.6	1.6
Clinical and Regulatory	7.6	8.3
Total cost of government contracts revenue and research and development expenses	$23.4	$19.5

General and Administrative Expenses

General and administrative expenses increased to $6.9 million for the three months ended June 30, 2013 from $5.5 million for the same period in 2012, an increase of $1.3 million, or 24%. The increase in expenses was primarily due to higher professional fees associated with our public tender offer of Isconova.

Other Income (Expense):

	Six Months Ended June 30,
	2013	2012	Change 2012 to 2013
Other Income (Expense):
Interest income	$95	$72	$23
Interest expense	(68)	(6)	(62)
Change in fair value of warrant liability	267	―	267
Total other income (expense)	$294	$66	$228

We had total other income of $0.3 million for the six months ended June 30, 2013 compared to total other income of $0.1 million for the same period in 2012. For the six months ended June 30, 2013, the change in fair value of the warrant liability resulted in a $0.3 million increase in total other income as compared to the same period in 2012. The warrants expired unexercised on July 31, 2013.

Net Loss:

	Six Months Ended June 30,
	2013	2012	Change 2012 to 2013
Net Loss:
Net loss	$(22,630)	$(13,256)	$(9,374)
Net loss per share	$(0.15)	$(0.11)	$(0.04)
Weighted shares outstanding	150,391	123,741	26,650

Net loss for the six months ended June 30, 2013 was $22.6 million, or $0.15 per share, as compared to $13.3 million, or $0.11 per share, for the same period in 2012, an increased net loss of $9.4 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to our RSV and pandemic (H7N9) influenza clinical trials and higher employee-related costs.

The increase in weighted average shares outstanding for the six months ended June 30, 2013 is primarily a result of sales of our common stock in the aggregate of 35.5 million shares in 2012 and 2013.

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

As of June 30, 2013, we had $40.6 million in cash and cash equivalents and investments as compared to $50.3 million as of December 31, 2012. These amounts consisted of $2.6 million in cash and cash equivalents and $38.0 million in investments as of June 30, 2013 as compared to $17.4 million in cash and cash equivalents and $32.9 million in investments at December 31, 2012.

The following table summarizes cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012	Change 2012 to 2013
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(18,216)	$(10,346)	$(7,870)
Investing activities	(8,181)	(7,798)	(383)
Financing activities	11,572	19,374	(7,802)
Net (decrease) increase in cash and cash equivalents	(14,825)	1,230	(16,055)
Cash and cash equivalents at beginning of period	17,399	14,104	3,295
Cash and cash equivalents at end of period	$2,574	$15,334	$(12,760)

Net cash used in operating activities increased to $18.2 million for the six months ended June 30, 2013 as compared to $10.3 million for the same period in 2012, respectively. The increase in cash usage was primarily due to increased costs relating to our RSV and pandemic (H7N9) influenza clinical trials and higher employee-related costs.

During the six months ended June 30, 2013 and 2012, our investing activities consisted of purchases and maturities of investments and capital expenditures. In the six months ended June 30, 2013 and 2012, we primarily purchased investments to increase our rate of return on our investments. Capital expenditures for the six months ended June 30, 2013 and 2012 were $3.2 million and $1.1 million, respectively. The increase in capital expenditures was primarily due to purchase of laboratory equipment and tenant improvements relating to our new manufacturing facility. In late 2013, we expect our level of capital expenditures to decrease due to the expected completion of the scale-up work on our new manufacturing facility.

Our financing activities consist primarily of sales of our common stock. We received net proceeds of $10.0 million at an average sales price of $2.22 per share in the six months ended June 30, 2013 as compared to $20.0 million at an average sales price of $1.29 per share in the same period of 2012 from the sale of our common stock through our At Market Issuance Sales Agreements in 2013 and 2012 and to two affiliates of RA Capital Management, LLC in 2012.

In November 2011, we entered into lease agreements under which we lease our new manufacturing, laboratory and office space in Gaithersburg, Maryland with rent payments for such space to the landlord commencing April 1, 2014. Under the terms of the arrangement, the landlord provided us with a tenant improvement allowance of $2.5 million and an additional tenant improvement allowance of $3 million (collectively, the Improvement Allowance). The additional tenant improvement allowance is to be paid back to the landlord over the remaining term of the lease agreement through additional rent payments. We were funded $0.7 million in the six months ended June 30, 2013, and have been funded $5.0 million in total under the Improvement Allowance.

In September 2012, we entered into a master security agreement, whereby we could borrow up to $2.0 million to finance the purchases of equipment through June 2013 (Equipment Loan). We financed $1.5 million in the six months ended June 30, 2013, and have financed $2.0 million in total under the Equipment Loan.

We have entered into agreements with outside providers to support our clinical development. As of June 30, 2013, $4.9 million remains unpaid on certain of these agreements in the event our outside providers complete their services in 2013. However, under the terms of the agreements, we have the option to terminate for convenience pursuant to notification, but we would be obligated to pay the provider for all costs incurred through the effective date of termination.

We have licensed certain rights from Wyeth. The Wyeth license, which provides for an upfront payment (previously made), ongoing annual license fees, milestone payments and royalties on any product sales, is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. Payments under the agreement to Wyeth from 2007 through June 30, 2013 totaled $5.7 million, of which no amounts were paid in the six months ended June 30, 2013. We do not expect to make a milestone payment to Wyeth in the next 12 months.

In connection with CPLB, we entered into a master services agreement with Cadila, which we and Cadila amended first in July 2011, and subsequently in March 2013, in each case to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 2014, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, we will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. Through June 30, 2013, we have purchased $1.8 million in services from Cadila pursuant to this agreement.

Based on our current cash and cash equivalents and investments, including our recent private equity offerings, anticipated revenue under the contract with HHS BARDA, possible proceeds from the sales of our common stock under our 2012 Sales Agreement and our current business operations, we believe we have adequate capital resources available to fund our operating plans into 2015. Additional capital will be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital is subject to various factors:

•	generating revenue under the HHS BARDA contract is subject to our performance under the contract, including our ability to collect on delayed reimbursement situations, such as the 205 Trial costs; and

•	raising funds under our 2012 Sales Agreement is subject to both our business performance and market conditions.

Further, we may seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, non-dilutive government contracts, collaborative arrangements or some combination of these financing alternatives. Any capital raised by an equity offering will likely be substantially dilutive to the existing stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value. Other than our 2012 Sales Agreement and Improvement Allowance, we have not secured any additional commitments for new financing nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to perform under the HHS BARDA contract or obtain additional capital, we will assess our capital resources and will likely be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, and/or downsize our organization, including our general and administrative infrastructure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2013, we had cash and cash equivalents of $2.6 million, investments of $38.0 million, all of which are short-term, and working capital of $34.1 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of June 30, 2013, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments when they mature and the proceeds are reinvested into new investments and, therefore, could impact our cash flows and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the second quarter of 2013, and has concluded that there was no change that occurred during the second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the Company’s risk factors as described in Part II, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

Our business may be adversely affected if we do not successfully execute our business development initiatives.

We anticipate growing through both internal development projects, as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited, and we may fail to identify candidates that we and our stockholder consider suitable or complete transactions on terms that prove advantageous. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, like our expected business combination with Isconova, we may not be able to integrate the assets or take full advantage of the opportunities and, consequently, may not realize the benefits that we expect.

To effectively manage our current and future potential growth, we will need to continue to enhance our operational, financial and management processes and to effectively expand, train and manage our employee base. Supporting our growth initiatives will require significant expenditures and management resources, including investments in research and development, manufacturing and other areas of our business. If we do not successfully manage our growth and do not successfully execute our growth initiatives, then our business and financial results may be adversely impacted, and we may incur asset impairment or restructuring charges.

Item 6. Exhibits

Exhibits marked with a single asterisk (*) are filed herewith. Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

3.1*	Amended and Restated Certificate of Incorporation of Novavax, Inc., as amended by Certificates of Amendment dated December 18, 2000, July 8, 2004, May 13, 2009 and dated June 13, 2013

10.1††	Employment agreement between Novavax, Inc. and Barclay A. Phillips dated June 24, 2013 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed June 28, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 8, 2013	By:	/s/ Stanley C. Erck
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Barclay A. Phillips
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

