Form 10-K
period 2013-12-31
NOVAVAX INC
filed 2014-03-12
CIK 1000694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File No. 0-26770

NOVAVAX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20 Firstfield Road Garthersburg, Maryland 20878	22-2816046
(State of incorporation)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (240) 268-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2013 on the NASDAQ Global Select Market) was $246,500,000.

As of March 6, 2014, there were 209,056,800 shares of the Registrant’s common stock outstanding.

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2013 in connection with the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Program Overview

Novavax, Inc. (“Novavax,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Our vaccine technology platform is based on proprietary recombinant nanoparticle vaccine technology that includes both virus-like particles (VLPs) and protein nanoparticle vaccine candidates. Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important proteins. Our vaccine product pipeline targets a variety of infectious diseases with candidates currently in clinical development for respiratory syncytial virus (RSV), seasonal influenza, and pandemic influenza. Further, CPL Biologics Private Limited (CPLB), our joint venture company in India, is actively developing a number of vaccine candidates that were genetically engineered by Novavax. These include its seasonal and pandemic influenza vaccine candidates that have completed Phase 1/2 clinical trials in India in 2012, and its rabies vaccine that began a Phase 1/2 clinical trial in India in early 2014.

Respiratory Syncytial Virus (RSV)

RSV is a widespread disease that causes infections of the lower respiratory tract. While RSV affects persons of all ages, it acutely impacts infants, young children, the elderly, and others with compromised immune systems. A current study indicated that RSV is responsible for over 30 million new acute lower respiratory infection episodes and between 150,000 and 200,000 deaths in children under five years old.1 In the U.S., nearly all children become infected with RSV before they are two years old; it has been associated with 20% of hospitalizations and 15% of office visits for acute respiratory infection in young children.2 The World Health Organization (WHO) estimates that the global disease burden for RSV is 64 million cases. Because there is no approved prophylactic vaccine, the unmet need of an RSV vaccine has the potential to protect millions of patients from this far-reaching disease.

We are developing a vaccine candidate to prevent RSV and are looking at three susceptible target populations: infants (receiving protection through antibodies transferred from their mothers who would be immunized during the last trimester of pregnancy), the elderly and young children.

RSV Maternal Immunization Program

In April 2013, we announced top-line data from a Phase 2 dose-ranging clinical trial in women of childbearing age that were similar to, or exceeded, immune responses seen in our first Phase 1 clinical trial. This randomized, blinded, placebo-controlled Phase 2 clinical trial evaluated the safety and immunogenicity of two dose levels of our RSV vaccine candidate, with and without an aluminum phosphate adjuvant, in 330 women of childbearing age. We further reported that the vaccine candidate was well-tolerated, the two-dose alum-adjuvanted groups showed a 13- to 16-fold rise in anti-F IgG antibodies to the F protein compared to a six- to ten-fold rise in the non-alum groups, and palivizumab-like antibody titers rose eight-fold to nine-fold with four-fold rises in 92% of subjects in the two-dose alum-adjuvanted groups.

1 Nair, H., et al., (2010) Lancet. 375:1545-1555.

2 Hall, CB, et al., (2009) N Engl J Med. 360(6):588-98.

In October 2013, we initiated and completed enrollment in a Phase 2 dose-confirmation clinical trial in 720 women of childbearing age. The top-line data from this trial, expected in the second quarter of 2014, will supplement the data from our other clinical trials, and is expected to support the advancement of our maternal immunization program in pregnant women; we plan to initiate a Phase 2 clinical trial of our RSV vaccine candidate in pregnant women in the fourth quarter of 2014.

In conjunction with our development of an RSV maternal vaccine, in July 2012 we entered into a clinical development agreement with PATH Vaccine Solutions (PATH) to develop our RSV vaccine candidate in low-resource countries. We refer to this as our RSV Collaboration Program. We were awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support our Phase 2 dose-ranging clinical trial in women of childbearing age described above. In October 2013, the funding under this agreement was increased by $0.4 million to support reproductive toxicology studies, which are necessary before we conduct clinical trials in pregnant women. In December 2013, we entered into an amendment with PATH providing an additional $3.5 million in funding to support the Phase 2 dose-confirmation clinical trial in 720 women of childbearing age described above. We retain global rights to commercialize the product and will support PATH in its goal to make an RSV maternal vaccine product affordable and available in low-resource countries. To the extent PATH elects to continue to fund 50% of our external clinical development costs for the RSV Collaboration Program, but we do not continue development, we would then grant PATH a fully-paid license to our RSV vaccine technology for use in pregnant women in such low-resource countries.

RSV Elderly Program

In July 2013, we announced top-line data from the Phase 1 clinical trial in the elderly that was initiated in October 2012. This clinical trial was a randomized, blinded, placebo-controlled Phase 1 clinical trial that evaluated the safety and immunogenicity in 220 enrolled elderly adults, 60 years of age and older, who received a single intramuscular injection of our RSV vaccine candidate (with and without alum) or placebo plus a single dose of licensed influenza vaccine or placebo at days 0 and 28. The top-line data further corroborated our previous clinical experiences with our RSV vaccine candidate: we reported that the vaccine candidate was well-tolerated, that the higher dose groups had better overall immune responses than the lower dose groups and that essentially undetectable Day 0 levels of antibodies that compete with palivizumab increased to between 80% and 97% of active vaccine recipients by Day 28. Our expected path forward in the elderly would include a dose-confirmation clinical trial in late 2014 or early 2015.

RSV Pediatric Program

While the burden of RSV disease falls heavily on newborn infants, RSV is also a prevalent and currently unaddressed problem in pediatric patients. This third market segment for our RSV vaccine candidate remains an important opportunity. We expect to initiate clinical trials in pediatric subjects as “step-downs” from our past clinical trials in healthy adults. We also expect that our clinical experience in pregnant women will be equally important to understanding a vaccine for this patient population. Our pre-clinical development efforts support such a clinical development plan that is expected to be launched in late 2014.

Influenza

We have significant experience developing recombinant VLP influenza vaccine candidates, including:

•	nine clinical trials for our seasonal and pandemic influenza vaccine candidates;
•	administering our seasonal and pandemic influenza VLPs (multiple distinct strains, including both influenza A and B and strains of avian and swine origin, alone or with saponin-based adjuvants) to more than 5,000 subjects demonstrating vaccine tolerability and immunogenicity;
•	more than sixty (60) distinct batches of VLP vaccine produced under current good manufacturing practices (cGMP); and
•	capacity to produce vaccine in 1,000 liter single-use bioprocessors.

We believe our influenza VLP vaccines have potential immunological advantages over currently available products because our influenza VLPs contain three of the major virus proteins that are important for fighting influenza: hemagglutinin (HA) and neuraminidase (NA), both of which stimulate the body to produce antibodies that neutralize the influenza virus and/or prevent its spread through the cells in the respiratory tract, and matrix 1 (M1), which may stimulate cytotoxic T lymphocytes to kill cells that are already infected. Our VLPs are not made from live viruses and have no functional genetic material in their inner core, which render them incapable of replicating and causing disease.

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

Seasonal Influenza Program

Developing and commercializing a Novavax seasonal influenza vaccine remains an important strategic goal and viable opportunity for us. The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (CDC) recommends that all persons aged six months and older should be vaccinated annually against seasonal influenza. In conjunction with these universal recommendations, attention from the 2009 influenza H1N1 pandemic, along with reports of cases of avian-based influenza strains, has increased public health awareness of the importance of seasonal influenza vaccination, the market for which is expected to continue to grow worldwide in both developed and developing global markets.

There are currently four quadrivalent (four influenza strains: two influenza A strains and two influenza B strains) influenza vaccines licensed in the U.S., but in the coming years, additional quadrivalent seasonal influenza vaccines are expected to be produced and licensed within and outside of the U.S., as opposed to trivalent (three influenza strains: two influenza A strains and one influenza B strain) influenza vaccines. With two distinct lineages of influenza B viruses circulating, governmental health authorities have advocated for the addition of a second influenza B strain to provide additional protection. Current estimates for seasonal influenza vaccines growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show potential growth from the current market of approximately $3.2 billion (2012/13 season) to $5.3 billion by the 2021/2022 season.3 Recombinant seasonal influenza vaccines, like the candidate we are developing, have an important advantage: once licensed for commercial sale, large quantities of vaccines can be quickly and cost-effectively manufactured without the use of either the live influenza virus or eggs.

Top-line data from our most recent Phase 2 clinical trial for our quadrivalent influenza vaccine candidate were announced in July 2012. In that clinical trial, our quadrivalent VLP vaccine candidate demonstrated immunogenicity against all four viral strains based on HAI responses at day 21, and was also well-tolerated, as evidenced by the absence of any observed vaccine-related serious adverse events (SAEs) and an acceptable reactogenicity profile. Our vaccine candidate met the FDA accelerated approval seroprotection rates criterion for all four viral strains. The potential to fulfill the seroconversion rates criterion was demonstrated for three of the four viral strains. The fourth strain, B/Brisbane/60/08, despite fulfilling the seroprotection criterion, failed to demonstrate a satisfactory seroconversion rate. Following our last Phase 2 clinical trial, we have focused our seasonal influenza vaccine candidate activities on a manufacturing process that ensures consistent and enhanced immune responses in all strains. We completed these activities in September 2013 and have begun manufacturing A and B strain influenza VLPs for the next Phase 2 clinical trial with our quadrivalent vaccine candidate, which we expect to initiate in the fourth quarter of 2014.

Pandemic Influenza Program

An influenza pandemic refers to a situation where there is a significant and geographically widespread disease outbreak in humans across multiple age groups, typically resulting from an influenza virus for which the majority of the population has little or no immunity. Pandemic influenza strains are a major concern to world health groups because such diseases can quickly and easily spread worldwide and can cause serious

3 Influenza Vaccines Forecasts. Datamonitor (2013)

illness or death before vaccines are available to limit the spread of the disease. There have been notorious examples of pandemic influenza crises. In 2009, the World Health Organization (WHO) declared a pandemic of the H1N1 strain of influenza. In the aftermath of the 2009 H1N1 influenza pandemic, recognition of the potential devastation of a human influenza pandemic remains a key priority with both governmental health authorities and influenza vaccine manufacturers. In the U.S. alone, the 2009 H1N1 pandemic led to the production of approximately 126 million doses of monovalent (single strain) vaccine. Public health awareness and government preparedness for the next potential influenza pandemic are driving development of vaccines that can be manufactured quickly against a potentially threatening influenza strain. Until the spring of 2013, industry and health experts focused attention on developing a monovalent H5N1 influenza vaccine as a potential key defense against a future pandemic threat; however, a rising number of reported cases in China of an avian influenza strain of A(H7N9) has shifted attention to the potential development of an H7N9 influenza vaccine.

In October 2012, under our collaboration with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA), we reported positive results from two Phase 1 clinical trials of our pandemic (H5N1) vaccine candidate in combination with two different adjuvants, both of which are designed to improve the immunogenicity of vaccines at lower doses and thus provide antigen dose-sparing. The top-line data demonstrated safety and immunogenicity of varying dose-levels of the vaccine, with and without adjuvant, and further demonstrated statistically significant robust adjuvant effects on immune response.

In April 2013, we initiated manufacturing of a new monovalent influenza vaccine candidate against the prototype A(H7N9) strain. This strain was first recognized by Chinese health authorities as a potential pandemic influenza threat in late March 2013. In a three month period, we developed a recombinant baculovirus expressing the published A(H7N9) viral HA and NA gene sequences, developed and purified a VLP vaccine antigen, conducted multiple animal studies and initiated a Phase 1 clinical trial in Australia independent of our HHS BARDA contract. In November 2013, we announced the publication of the clinical results from the Phase 1 clinical trial in The New England Journal of Medicine. The publication highlighted the fact that 81% of subjects treated with 5ug of adjuvanted vaccine dose achieved protective HAI levels, and 97% of subjects showed an anti-neuraminidase antibody response. We achieved protective levels from vaccinations within 116 days of the announcement of the H7N9 outbreak from the industry’s first clinical trial of a vaccine against an A(H7N9) influenza strain.

In February 2014, we modified our contract with HHS BARDA to focus our development of a monovalent pandemic influenza vaccine against the A(H7N9) strain with a Phase 1/2 clinical trial with our H7N9 candidate and our Matrix-MTM adjuvant, which began in the first quarter of 2014 and for which, top-line data is scheduled to be released in the second half of 2014; however, HHS BARDA has also indicated that our H5N1 vaccine program remains a viable development opportunity under our contract.

Potential Accelerated Approval Pathway for Influenza

In the past, we have referenced attainment of accelerated approval immunogenicity endpoints for seroprotection and seroconversion as a potential pathway for licensure of our influenza vaccines. The criteria for granting such accelerated approval of a Biologics License Application (BLA, the biologic equivalent to a New Drug Application or NDA) for new seasonal and pandemic influenza vaccines was published by the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (FDA). Under FDA guidance, developers that can demonstrate results that meet or exceed certain specified immunogenicity endpoint criteria in their clinical trials may, at the FDA’s discretion, be granted a license to market a product prior to submission of traditional clinical endpoint efficacy trial data. It should be noted that FDA licensure based on accelerated approval nevertheless requires sponsors to conduct a post-licensure efficacy study to demonstrate the clinical benefit of the vaccine, which would thereby support traditional approval of the vaccine. Because it is not possible to conduct a clinical endpoint efficacy study for a pandemic vaccine in advance of a declared pandemic, FDA’s pandemic guidance allows for submission of seasonal influenza clinical efficacy data for the purpose of confirming clinical benefit of a pandemic vaccine manufactured by the same process. Thus, the demonstration of efficacy with a seasonal vaccine provides a key link between the seasonal and pandemic programs. Accelerated approval further necessitates a shortage of influenza vaccine relative to the total population recommended to receive such vaccine, a situation that persists with seasonal influenza vaccines.

Although we have not ruled out this accelerated approval approach, particularly for our pandemic program or certain subject populations within the seasonal influenza program, we do not expect to pursue accelerated approval of our quadrivalent seasonal influenza vaccine, largely because of the uncertainty as to whether the accelerated approval pathway will be available to us at the time of our BLA submissions and the unknown ability of current and new influenza strains to meet such accelerated approval criteria. We are planning, therefore, to pursue traditional licensure of our quadrivalent seasonal influenza vaccine by conducting a clinical endpoint efficacy study for the purpose of submitting the data within the original BLA. These efficacy data will also support the requirement for clinical efficacy data for our pandemic vaccine program. We plan to discuss with the FDA our licensure pathways (both the traditional pathway for seasonal and possible accelerated pathways for pandemic and certain subject populations within the seasonal program) during future formal meetings. The likely impact of such an efficacy trial would be an additional year or more before the FDA grants licensure to our seasonal influenza vaccine.

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA awarded us a contract in February 2011, which funds the development of both our seasonal and pandemic influenza vaccine candidates. Our contract with HHS BARDA is a cost-plus-fixed-fee contract, which reimburses us for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of our multivalent seasonal and monovalent pandemic influenza vaccines. During 2013, we recognized revenue of approximately $17.4 million and have recognized approximately $52 million in revenue since the inception of the contract. The contract, valued at $97 million for the first three-year base-period, was extended in February 2014 by approximately seven months to September 2014; this extension is intended to allow us to continue to access the remainder of the base-period funding. In addition, the contract provides $79 million for an HHS BARDA optional two-year period.

Although HHS BARDA originally directed us to develop our monovalent pandemic influenza vaccine against the A(H5N1) strain, after achieving positive results with our H7N9 vaccine candidate last year, HHS BARDA has directed us to develop our monovalent pandemic influenza vaccine against the A(H7N9) strain. Nevertheless, our H5N1 vaccine program remains a viable development opportunity under the contract.

Combination Respiratory Vaccine (Influenza and RSV)

Given the ongoing development of our seasonal influenza vaccine candidate and our RSV vaccine candidate, we see an important opportunity to develop a combination respiratory vaccine. This opportunity presents itself most evidently in the elderly population, although we have not ruled out developing a combination respiratory vaccine for younger persons, including children. Early pre-clinical development efforts have given us confidence that such a combination vaccine is viable and, in animal models, provides acceptable immunogenicity. We intend to explore this development opportunity by conducting a Phase 1 clinical trial in such a combination vaccine in late 2014 or early 2015.

Rabies

Rabies is a disease that causes acute encephalitis, or swelling of the brain, in warm-blooded animals, including humans. The disease can be transmitted from one species of animal to another, such as from dogs to humans, most commonly by a bite from an infected animal. For humans, rabies left untreated is almost invariably fatal. In Asia and Africa, estimates show a combined 55,000 annual human deaths from endemic canine rabies, with annual treatment costs approaching $600 million, although human deaths from rabies may be underreported in a number of countries, particularly in the youngest age groups. In India alone, 20,000 deaths are estimated to occur annually. Internal market data of vaccine manufacturers suggest that at the global level, greater than 15 million people receive rabies prophylaxis annually, the majority of whom live in China and India. It is estimated that in the absence of post-exposure prophylaxis, about 327,000 persons would die from rabies in Asia and Africa each year. Marketed rabies vaccine is mostly used for post-exposure prophylaxis that requires generally between four and five administrations of vaccine. Pre-exposure prophylaxis is recommended for anyone who will be at increased risk to the rabies virus, including travelers with extensive outdoor exposure in rural high-risk areas.4

CPLB is developing a rabies G protein vaccine candidate that we genetically engineered and has initiated a Phase 1/2 clinical trial in India in January 2014. Our common objective with CPLB is to develop a recombinant vaccine that can be administered both as a pre-exposure prophylaxis for residents of certain higher-risk geographies, as well as travelers to such locations, and also has potential to provide post-exposure prophylaxis with fewer doses. Pre-clinical results have demonstrated that this vaccine candidate has the potential to evoke antibody responses which are active in the neutralization of the rabies virus and could prevent the virus from entering the central nervous system, thus preventing death. The CPLB candidate protects mice from rabies in an assay known as the NIH potency test, which is used as one predictor of the clinical effect of rabies vaccines.

Discovery Programs

Our vaccine platform technology provides an efficient system to rapidly develop antigens to selected targets, refine manufacturing processes and optimize development across multiple vaccine candidates. In addition to our RSV, seasonal influenza, pandemic influenza and rabies vaccine candidates, we currently have a number of undisclosed discovery programs, some of which are being tested in pre-clinical models. In addition, we pay close attention to global reports of emerging diseases for which there do not appear to be immediate cures and where a vaccine protocol could offer potential protection. In addition to our response to the A(H7N9) influenza strain (see discussion above), we have been monitoring reports concerning the Middle East Respiratory Syndrome Coronavirus (MERS), a novel coronavirus first identified in September 2012 by an Egyptian virologist. Beginning in 2013, MERS became an emerging threat, with more than 50 confirmed cases of infection and 30 deaths. The MERS virus is a part of the coronavirus family that includes the severe acute respiratory syndrome coronavirus (SARS). Because of the public health priority given to MERS, within weeks of getting the virus’ sequence, we successfully produced a vaccine candidate designed to provide protection against MERS. This vaccine candidate, which was made using our recombinant nanoparticle vaccine technology, is based on the major surface spike protein, which we had earlier identified as the antigen of choice in our work with a SARS vaccine candidate. Although the development of this vaccine candidate currently remains a pre-clinical program, we believe that our MERS vaccine candidate offers a viable option to interested global public health authorities.

Vaccine Platform Technologies

We believe that our platform technology offers time-saving advantages both in terms of production time against traditional egg-base vaccine manufacturing, and in terms of establishing a vaccine production facility (either as a new green-field project or through a retrofit of an existing facility). Currently approved influenza vaccines are typically produced by growing virus in chicken eggs, from which the virus is extracted and further processed. This 50-year-old egg-based production method requires four to six months of lead time for production of a new strain of virus and significant investment in fixed production facilities. Moreover, there can be additional delays because manufacturers must modify the selected influenza virus strain in order for it to be produced efficiently in the egg. The vaccine shortage during the 2004 influenza season (caused in part by a contamination issue at a facility in the United Kingdom) highlighted the limitations of current production methods and the need for increased vaccine manufacturing capacity. It also heightened concerns regarding manufacturers’ capacity to respond to a pandemic, when the number of vaccine doses required will be higher than the number required for seasonal influenza vaccines and manufacturing lead times will be even shorter. This concern was borne out again in the 2009 H1N1 influenza pandemic as, “despite an intensive effort to develop a pandemic vaccine, the 2009 H1N1 vaccine arrived too late to have a significant effect on the dynamics of the fall disease wave.”5 Compared with traditional vaccine production, we believe our processes allow for faster production of vaccine. Because our process uses genetic information and not the virus itself, we can quickly construct clones of the virus as soon as the genetic information is available. This factor alone can shorten the time for creating new vaccine by several weeks compared to traditional egg-based manufacturing.

4 Yousaf, et al. Virology Journal (2012) 9:50

5 BARDA Strategic Plan 2011 – 2016 (2010)

Importantly, we also believe that a manufacturing facility that produces our vaccines can be implemented and validated in significantly less time than traditional cell-based vaccine manufacturing facilities and without the costly containment features associated with handling live viruses. We produce our vaccine candidates using a baculovirus expression system in insect cells with lower-cost equipment that can be readily deployed both nationally and internationally. By not requiring significant production batch sizes, production capacity can be employed quickly. We estimate the time to qualify a facility that utilizes our processes can be six to nine months faster than a fixed-pipe bioreactor facility used in cell-based manufacturing.

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

We believe that our influenza vaccines are designed to address many of the significant unmet needs related to seasonal and pandemic influenza. There are several points of differentiation of our influenza vaccines when compared to traditional egg-based, or new mammalian-based approaches that form the basis to address unmet medical needs and capitalize on commercial opportunities. Our influenza VLPs contain components that provide a broad and robust immune response. Specifically, the VLPs contain the viral components HA, NA and M1. Traditional egg-based vaccines contain meaningful levels of HA, but not of NA or M1. The HA sequence in our VLPs is the same as in the wild-type virus and could prove to be more effective/immunogenic than influenza vaccines produced using egg or mammalian cell-lines, which alter HA. In addition, the NA and M1 in our VLPs may play a role in reducing the severity of the disease by inducing antibody responses and cell mediated immunity. NA and M1 are both highly conserved, and immunity to these viral components may help provide additional protection throughout an entire influenza season, even as strains mutate. Data from our seasonal influenza Phase 2a clinical trial in healthy adults showed that 50 to 73% of the volunteers immunized with our VLP vaccine had a four-fold increase in the antibody that blocks NA activity. Finally, because of the VLP structure and components, they may have greater immunogenicity in two vulnerable populations — the pediatric and elderly.

Protein Nanoparticle Vaccines

Our protein nanoparticle vaccine technology is also based on self-assembling protein structures, which differ from traditional VLPs in that these particles do not generally occur in nature and can be made from proteins from any pathogenic organism including viruses, bacteria, parasites or even cancer cells. Protein nanoparticles closely resemble the natural structure of surface antigens of disease organisms, but lack the genetic material required for replication and therefore are not infectious. An advantage of this technology is that the formation of nanoparticles is done in vitro thereby making it possible to assemble nanoparticles from one or more highly purified proteins. This results in high purity vaccines with certain manufacturing advantages over more traditional products. Potential immunological advantages of protein nanoparticle vaccines are presentation of epitopes (antibody binding sites) in a more native configuration for improved efficacy, efficient recognition by the immune system’s antigen presenting cells (APCs) and triggering robust immune responses. Recognition of the nanoparticle vaccine’s repeating protein patterns by the APCs toll-like receptors to stimulate innate immunity and the high purity and lack of synthetic material adds to the potential safety of recombinant nanoparticle vaccines. Protein nanoparticle vaccine technology has expanded our early-stage vaccines in development to include both virus and non-virus disease targets. Our most advanced protein nanoparticle vaccine candidate is our RSV fusion (F) protein vaccine candidate, which is manufactured from highly purified F protein.

Matrix Adjuvant Technology

During 2013, we acquired Isconova AB (now Novavax AB), a company located in Uppsala, Sweden that produces proprietary saponin-based adjuvants. Adjuvants are mostly used as an additional component in various vaccines in order to enable the vaccine to induce a strong immune response for protection against virus and bacterial infections. Novavax AB has developed a number of adjuvant formulations, all based on our proprietary MatrixTM technology. These adjuvant formulations possess excellent immunostimulatory features with the ability to improve, i.e. increase and prolong, the effects of vaccines. Our research and development over the years have resulted in a range of high-quality products on the international veterinary vaccine market, and more recently, into the human vaccine market.

The goals of our adjuvant technology are strong antibody and cell-mediated immune responses induced by low antigen doses, long-duration immune responses, with low risk for allergic reactions or other adverse events. We believe these qualities give our Matrix adjuvants a number of important advantages over many other types of adjuvants, where novel, less well-characterized substances are often hampered by safety concerns or limited efficacy. Our new-generation Matrix-M adjuvant provides a potent adjuvant effect that has been well tolerated in clinical trials. We also believe that the strong immune response and opportunity to reduce the quantity of antigen dose can significantly reduce the production cost of our vaccines. This means that our Matrix-M adjuvant has the potential to be of immense value when there is inadequate vaccine manufacturing capacity during an emerging threat such as an influenza pandemic.

Competition in RSV and Influenza Vaccines

The biopharmaceutical industry and the vaccine market are intensely competitive and are characterized by rapid technological progress. Our technology is based upon utilizing the baculovirus expression system in insect cells to make VLPs and protein nanoparticle vaccines. We believe this system offers many advantages when compared to other technologies and is uniquely suited for developing an RSV vaccine, seasonal and pandemic influenza vaccines, as well as other infectious diseases.

There is currently no approved RSV vaccine for sale in the world; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. In addition, many other companies are developing products to prevent disease caused by RSV using a variety of technology platforms, including various viral vector technologies and competitive VLP technologies. Although early in clinical development, we believe that our RSV vaccine candidate, utilizing recombinant F-protein antigens, could be more effective than RSV vaccine candidates in development by our competitors; however, such efficaciousness cannot be guaranteed. Although we are not aware of all our competitors’ efforts, we believe that MedImmune LLC, a subsidiary of AstraZeneca PLC, may have the most advanced RSV vaccine program after Novavax, as it has reported testing in Phase 1 and Phase 1/2 clinical trials, in an intranasal, recombinant, live attenuated, RSV vaccine for the prevention of lower respiratory tract disease caused by RSV, as well as a combination intranasal vaccine for the prevention of several infant respiratory illnesses, including RSV. Additional entities have also entered into early clinical trials including GlaxoSmithKline and the National Institute of Allergy and Infectious Diseases, an institute under the U.S. National Institute of Health.

Unlike the low level of competition in the development of an RSV vaccine, there are a number of companies developing and selling vaccines for seasonal and pandemic influenza employing historic vaccine technology, as well as new technologies. The table below provides a list of major vaccine competitors and corresponding licensed influenza vaccine technologies.

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

Despite the significant competition and advancing technologies, some of which are similar to our own, we believe that our seasonal influenza product will be as efficacious as, or more so than, current products or products being developed by our competitors, and that our manufacturing system provides savings in both time and money; however, there can be no guarantee that our seasonal influenza vaccine will prove to be efficacious or that our manufacturing system will prove to be sufficiently effective and differentiated to ensure commercial success.

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

In December 2011, U.S. Patent No. 8,080,255 for Functional Influenza Virus-Like Particles was issued by the U.S. Patent & Trademark Office. The patent covers, in part, methods of inducing substantial immunity to an influenza virus infection in a human and administering to the human a VLP comprising M1, HA and NA proteins. The M1 protein is derived from a particular avian influenza strain, A/Indonesia/5/05.

In April 2013, European Patent No. 2343084 for Functional Influenza Virus-Like Particles was issued by the European Patent Office. The patent covers, in part, vaccine compositions containing VLPs that contain M1, HA, and NA proteins. The VLPs are self-assembled from host cells.

In August 2013, U.S Patent No. 8,506,967 for Functional Influenza Virus-Like Particles was issued by the U.S. Patent & Trademark Office. The patent covers, in part, methods of inducing substantial immunity to an influenza virus infection in a human and administering to the human a VLP comprising M1, HA and NA proteins. The M1 protein is from an avian influenza M1 protein from a different strain of influenza virus than the influenza HA protein and the influenza NA protein.

In October 2013, U.S Patent No. 8,551,756 for Avian influenza chimeric VLPs was issued by the U.S. Patent & Trademark Office. The patent covers, in part, methods of increasing the efficiency of VLP production using M1 proteins derived from strain A/Indonesia/5/05.

In November 2013, U.S Patent No. 8,592,197 for Functional Influenza Virus-Like Particles was issued by the U.S. Patent & Trademark Office. The patent covers, in part, influenza VLP vaccines containing M1, HA, and NA proteins where the M1 protein is from a different stain than the HA and NA proteins.

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

Vaccine clinical development follows the same general regulatory pathway as drugs and other biologics. Before applying for FDA approval to market any new vaccine candidate, we must first submit an investigational new drug application (IND) that explains to the FDA, among other things, the results of pre-clinical testing conducted in laboratory animals, the method of manufacture, quality control tests for release and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the vaccine in humans. We must then conduct Phase 1 clinical trials and larger-scale Phase 2 and 3 clinical trials that demonstrate the safety and efficacy of our vaccine candidate to the satisfaction of the FDA. Once these trials are complete, a BLA can be filed with the FDA requesting approval of the vaccine for marketing based on the vaccine’s effectiveness and safety.

During the FDA’s review of a BLA, the proposed manufacturing facility undergoes a pre-approval inspection during which the FDA examines in detail the production of the vaccine as it is in progress. Vaccine approval also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents, and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, many vaccines are required by the FDA to undergo Phase 4 confirmatory clinical trials after the BLA has been approved and the vaccine is on the market.

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

As discussed in the section entitled “Potential Accelerated Approval Pathway for Influenza” on page 4, we do not expect to pursue accelerated approval of our quadrivalent seasonal influenza vaccine, largely because of the uncertainty as to whether the accelerated approval pathway will be available to us at the time of our BLA submissions and the unknown ability of current and new influenza strains to meet such accelerated approval criteria. We nevertheless expect that our pandemic influenza vaccine may qualify for accelerated approval using surrogate endpoints described in published FDA guidance documents. We would thus expect to perform Phase 4 confirmatory clinical trials that will demonstrate the clinical benefit of our pandemic influenza vaccine candidate after the BLA is approved. However, there can be no guarantee that the FDA will grant accelerated approval of our pandemic influenza vaccine candidate.

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

Manufacturing

In November 2011, we announced that we had entered into a long-term lease arrangement to occupy 74,000 square feet of manufacturing, laboratory and office space in two facilities in Gaithersburg, Maryland. During 2013, the main facility, located at 20 Firstfield Road in Gaithersburg, Maryland, became the primary late-stage clinical and commercial-scale manufacturing facility for production of our vaccines, following modifications that were completed in late 2012 and qualified in 2013. Our corporate offices were officially relocated to the same facility at 20 Firstfield Road.

Our Rockville, Maryland facility houses our 10,000 square foot cGMP pilot facility that produces clinical trial material.

In 2013, we acquired Isconova AB, now renamed Novavax AB, the producer of our Matrix adjuvants. Located in Uppsala, Sweden, Novavax AB has an approximately 15,400 square foot facility comprised of GMP manufacturing, laboratory and administrative space.

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

An important component of our Matrix adjuvant technology is extracted from a species of soap-bark tree (Quillaja saponaria) that grows mainly in Chile, and while we have been able to acquire quillaja extract as needed from our current suppliers, we remain focused on establishing appropriate back-up supply arrangements for high-quality quillaja extract.

Business Development

We believe our proprietary vaccine technology affords us a range of traditional and non-traditional commercialization options that are broader than those of existing vaccine companies. We strive to create sustainable value by working to obtain non-dilutive funding, similar to our agreements with HHS BARDA or PATH, to fund future trials for our RSV, seasonal influenza and pandemic influenza vaccine candidates, to continue development of our vaccine candidates until such vaccines can be licensed on a regional basis, to retain commercial rights in major markets and generate product sales revenue and, in certain markets, to commercialize our products through partners and other strategic relationships.

In addition to our aforementioned contract with HHS BARDA, some examples of our strategic relationships are the joint venture we established with Cadila Pharmaceuticals, Ltd. (Cadila), our licensing agreement with LG Life Sciences, Ltd. (LGLS) and, most recently, our clinical development collaboration with PATH.

CPLB is owned 20% by us and 80% by Cadila. It was established in March 2009 to develop and manufacture certain vaccine candidates, biogeneric products and diagnostic products for the territory of India. CPLB operates a state-of-the-art manufacturing facility for the production of influenza vaccine and other vaccine candidates. CPLB is actively developing a number of vaccine candidates that were genetically engineered by Novavax. CPLB’s seasonal and pandemic influenza vaccine candidates began Phase 1/2 clinical trials in 2012. Also in 2012, CPLB formed a new collaboration to develop a novel malaria vaccine in India with the International Centre for Genetic Engineering and Biotechnology. CPLB’s rabies vaccine candidate began Phase 1/2 clinical trials in India in early 2014.

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

In July 2012, we entered into a clinical development agreement with PATH to develop our vaccine candidate to protect against RSV through maternal immunization in low-resource countries (the RSV Collaboration Program). We were awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support our Phase 2 dose-ranging clinical trial in women of childbearing age as described above. In October 2013, the funding under this agreement was increased by $0.4 million to support our reproductive toxicology studies, which are necessary before we conduct clinical trials in pregnant women. In December 2013, we entered into an amendment with PATH providing an additional $3.5 million in funding to support the Phase 2 dose-confirmation clinical trial in 720 women of childbearing age. We retain global rights to commercialize the product and have made a commitment to make the vaccine affordable and available in low-resource countries. To the extent PATH has continued to fund 50% of our external clinical development costs for the RSV Collaboration Program, but we do not continue development, we would then grant PATH a fully-paid license to our RSV vaccine technology for use in pregnant women in such low-resource countries.

Employees

As of March 6, 2014, we had 213 full-time employees, of whom 44 hold M.D. or Ph.D. degrees and 52 of whom hold other advanced degrees. Of our total workforce, 175 are engaged primarily in research, development and manufacturing activities and 38 are engaged primarily in executive, business development, finance and accounting, legal and administrative functions. None of our U.S. based employees are represented by a labor union or covered by a collective bargaining agreement, while the majority of our employees located in our facility in Uppsala, Sweden are covered by industry-typical collective bargaining agreements, and in both cases we consider our employee relations to be good.

Executive Officers

Our executive officers hold office until the first meeting of the Board of Directors (the Board) following the Annual Meeting of Stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws.

The following table provides certain information with respect to our executive officers.

Name	Age	Principal Occupation and Other Business Experience During the Past Five Years
Stanley C. Erck	65	President and Chief Executive Officer and Director of Novavax since April 2011, formerly Executive Chairman since February 2010, and a Director since June 2009. From 2000 to 2008, Mr. Erck served as President and Chief Executive Officer of Iomai Corporation, a developer of vaccines and immune system therapies, which was acquired in 2008 by Intercell AG. He also previously held leadership positions at Procept, a publicly traded immunology company, Integrated Genetics, now part of Sanofi, and Baxter International. Mr. Erck also serves on the Board of Directors of BioCryst Pharmaceuticals, MaxCyte, Inc. and MdBio Foundation.
Barclay A. Phillips	51	Senior Vice President, Chief Financial Officer and Treasurer of Novavax since June 2013. Prior to joining the Company, Mr. Phillips served as Senior Vice President and Chief Financial Officer of Micromet, Inc., which was acquired by Amgen in 2012. Previously, he was Managing Director of Vector Fund Management and a Biotechnology Analyst and Director of Venture Investments at Invesco Funds Group, Inc.
Gregory Glenn, M.D.	60	Senior Vice President, Research and Development of Novavax since January 2011. Senior Vice President and Chief Scientific Officer from July 2010 to January 2011. Prior to joining the Company, Dr. Glenn was the Chief Scientific Officer and founder of Iomai Corporation, which was acquired in 2008 by Intercell AG, an associate in international health at Johns Hopkins University’s School of Public Health and a clinical and basic research scientist at Walter Reed Army Institute of Research.
Timothy J. Hahn, Ph.D.	50	Senior Vice President, Manufacturing and Process Development of Novavax since June 2011. Prior to joining the Company, Dr. Hahn was Vice President of Antibody Manufacturing and later Vice President of Vaccine Manufacturing at MedImmune, LLC, with responsibilities for both U.S. and non-U.S. manufacturing sites. Dr. Hahn spent more than 15 years in vaccine manufacturing with Merck & Co.
Russell P. Wilson	54	Senior Vice President, Business Development of Novavax since November 2011. Mr. Wilson was most recently the Chief Financial Officer at Supernus Pharmaceuticals beginning in 2009. He was previously Senior Vice President, Chief Financial Officer and General Counsel of Iomai Corporation, which was acquired in 2008 by Intercell AG. He was the Acting General Counsel of North American Vaccine, Inc. until its acquisition by Baxter International in 2000.

Availability of Information

Novavax was incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 20 Firstfield Road, Gaithersburg, Maryland, 20878. Our telephone number is (240) 268-2000 and our website address is novavax.com. The contents of our website are not part of this Annual Report on Form 10-K.

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

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2013 was $410.1 million. Our revenue for the last three fiscal years was $20.9 million in 2013, $22.1 million in 2012, and $14.7 million in 2011. Prior to 2011, we recorded limited revenue from research contracts, licenses and agreements to provide vaccine candidates, services and technologies. We cannot be certain that we will be successful in entering into strategic alliances or collaborative arrangements with other companies and government agencies that will result in significant revenue to offset our expenses. Our net losses for the last three fiscal years were $52.0 million in 2013, $28.5 million in 2012, and $19.4 million in 2011.

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

Although certain specified costs associated with the development of our influenza vaccines may be reimbursed under the contract with HHS BARDA, and to a more limited extent, certain outside costs associated with the development of our RSV maternal vaccine may be reimbursed under our contract with PATH, nevertheless we expect to continue to incur significant operating expenses and anticipate that our losses will increase in the foreseeable future as we seek to:

•	conduct clinical trials for RSV and an RSV-influenza combination vaccine candidate;
•	conduct pre-clinical studies for other early-stage vaccine candidates;
•	comply with the FDA’s manufacturing facility requirements;
•	invest in our manufacturing process for commercial-scale and cost-efficiency (not including technology transfer to our new manufacturing facility in Gaithersburg, Maryland that may be partially reimbursed by HHS BARDA); and
•	maintain, expand and protect our intellectual property portfolio.

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

The HHS BARDA contract anticipates that we file Biologics License Applications (BLA, the biologic equivalent to a New Drug Application or NDA) for licensure of both a seasonal influenza vaccine and a pandemic influenza vaccine; however, the recently-modified contract is for a base-period of three years and seven months plus an option-period of two additional years, and there is no guarantee that we will successfully complete all of the tasks required to file these BLAs during the anticipated contract period. For example, while we have made significant progress during the last year in addressing our goal of consistent and enhanced immune responses in all strains of our influenza vaccine candidates, there is no guarantee that we will ever be successful in having all the strains meet the immunogenicity criteria for accelerated approval by the FDA. The inability to meet such goals could cause delays in our influenza vaccine candidate programs.

HHS BARDA may decide not to extend our contract beyond the recently extended base-period for a two-year option period.

The HHS BARDA contract anticipates a three-year base-period, which has recently been extended by an additional seven months, followed by an optional two-year period. Depending on how we perform during the base-period, HHS BARDA will decide whether or not to extend the contract to include the option period. Although we believe that, based on our progress to date and the activities that we have planned in the future, HHS BARDA will want to extend the contract, there can be no guarantee that HHS BARDA will decide to extend our contract to an option period.

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

We acquired Swedish-based Novavax AB on July 31, 2013. We have also formed a joint venture with Cadila in India, entered into a license agreement with LGLS in South Korea, a clinical development agreement with PATH and have entered into other agreements and arrangements with companies in other countries. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in other parts of the world. Risks of conducting business outside the U.S. include:

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

Our employees, including the employees of Novavax AB, may perceive uncertainty about their future role with the combined business until strategies with regard to the combined business are fully executed. Any uncertainty may affect either our ability to retain key management, sales, marketing, technical and financial personnel. Novavax AB's technology is based, in part, on trade secret and know-how, so if we are not able to retain key technical employees, we might have difficulties in continuing to develop and maintain Novavax AB's proprietary adjuvants, which may impede the achievement of our objectives with this acquisition.

PRODUCT DEVELOPMENT RISKS

Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Our development efforts and, if those are successful, commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

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

Manufacturing our vaccines candidates involves a complicated process with which we have limited experience. If we are unable to manufacture our vaccine candidates in clinical quantities or, when necessary, in commercial quantities and at sufficient yields, then we must rely on third-parties. Other third-party manufacturers must also receive FDA approval before they can produce clinical material or commercial products. Our vaccines may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third-parties give other products greater priority. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays.

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

Expanded capacity in our new manufacturing facility, if required, may not be fully available during 2014, which may impede or delay our ability to manufacture one or more vaccine candidates for subsequent clinical trials.

Although our new manufacturing facility in Gaithersburg, Maryland, designed to manufacture later stage vaccine candidates, has completed refurbishment and is currently qualified, the new facility may require new equipment in order to expand its manufacturing capacity. There are risks associated with expanding the capacity of such a facility that include but are not limited to contractor issues and delays, licensing and permitting delays or rejections, limitations and delays on the installation of new or custom-ordered equipment, issues associated with validating such equipment, and processes or other aspects of insuring cGMP manufacturing. There are many aspects of the project that rely on third party contractors and subcontractors, and we and they encounter delays.

We expect to continue to use all of our Rockville manufacturing facility; however, if we choose not to do so, we may not be able to defray the lease payments and operating expenses of that facility.

With our new late-stage and commercial launch manufacturing facility in Gaithersburg, Maryland, we have the opportunity to continue to fully utilize our facility in Rockville, Maryland to develop early-stage clinical material and perform other pilot manufacturing activities. Although we expect to utilize the entire Rockville facility, depending on our needs, we may decide to sublease a portion or all of the Rockville facility prior to the end of our lease on January 31, 2017. The expenses of leasing two manufacturing facilities are significant, however, if we decide to sublease a portion or all of the Rockville facility, such a sublease may prove difficult to obtain and even if we are able to do so, the sublease payments may not cover our lease payments and operating expenses for the space that we would sublet.

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

We have formed CPLB with Cadila in India and, in connection with it, entered into a master services agreement pursuant to which we may request certain services from Cadila in the areas of biologics research, pre-clinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services in India. We and Cadila amended the master services agreement first in July 2011, and subsequently in March 2013 and March 2014, in each case to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 2015, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, we will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. We and Cadila also agreed to an amendment that allows CPLB, as of the beginning of 2013, to provide services on behalf of Cadila. Through December 31, 2013, we have purchased $3.0 million in services from Cadila pursuant to this agreement, including amounts in which CPLB provided the services on behalf of Cadila.

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

Because an important component of our recently-acquired adjuvant technology is extracted from a species of soap-bark tree (Quillaja saponaria) grown in Chile, we need long term access to quillaja extract with a consistent and sufficiently high quality. We need a secure supply of raw material, as well as back-up suppliers, or the introduction of products may be delayed.

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

Our facilities in Maryland and in Sweden are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, microorganisms and various hazardous compounds used in connection with our research and development activities. In the U.S., these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third-parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

Interference proceedings brought by the U.S. Patent and Trademark Office, or similar proceedings in foreign jurisdictions, may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

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

Our stock price has been highly volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2013 through December 31, 2013, the closing sale price of our common stock has been as low as $1.75 per share and as high as $5.16 per share. The market price of our common stock may be influenced by many factors, including:

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

Our organizational documents could hamper a third-party’s attempt to acquire, or discourage a third-party from attempting to acquire control of, the Company. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Our organizational documents also could limit the price investors are willing to pay in the future for our securities and make it more difficult to change the composition of our Board in any one year. Certain provisions include the right of the existence of a staggered Board with three classes of directors serving staggered three-year terms and advance notice requirements for stockholders to nominate directors and make proposals.

The Company also is afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless advance board or stockholder approval was obtained.

Any delay or prevention of a change of control transaction or changes in our Board or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

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

We lease two facilities in Gaithersburg, Maryland and one in Rockville, Maryland. In conjunction with our acquisition of Isconova AB in 2013, we acquired a facility lease in Uppsala, Sweden. We continue to lease space at our former corporate headquarters in Malvern, Pennsylvania, all of which is currently subleased. A summary of our current facilities is set forth below.

Property Location	Approximate Square Footage
Rockville, MD	51,200	Vaccine research and development and manufacturing facility
20FF Gaithersburg, MD	53,000	Corporate headquarters, vaccine research and development and manufacturing facility
22FF Gaithersburg, MD	21,000	Administrative, clinical and regulatory offices
Uppsala, Sweden	15,400	Adjuvant manufacturing facility and research and development and administrative offices
Malvern, PA	32,900	Former corporate headquarters and research and development
Total square footage	173,500
Malvern, PA sublease	(32,900)
Net square footage	140,600
Item 3.	LEGAL PROCEEDINGS

We currently have no material legal proceedings underway.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The NASDAQ Global Select Market under the symbol “NVAX.” The following table sets forth the range of high and low closing sale prices for our common stock as reported on The NASDAQ Global Select Market for each quarter in the two most recent years:

Quarter Ended	High	Low
December 31, 2013	$5.16	$2.76
September 30, 2013	$3.38	$2.11
June 30, 2013	$2.69	$1.79
March 31, 2013	$2.28	$1.75
December 31, 2012	$2.39	$1.57
September 30, 2012	$2.23	$1.71
June 30, 2012	$1.56	$1.16
March 31, 2012	$1.52	$1.23

On March 6, 2014, the last sale price reported on The NASDAQ Global Select Market for our common stock was $6.05. Our common stock was held by approximately 452 stockholders of record as of March 6, 2014, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We have not paid any cash dividends on our common stock since our inception. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under our Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this Annual Report on Form 10-K (Annual Report).

Performance Graph

The graph below compares the cumulative total stockholders return on our common stock for the last five fiscal years with the cumulative total return on the NASDAQ Composite Index and the Russell 2000 Growth Biotechnology Index (which includes Novavax) over the same period, assuming the investment of $100 in our common stock, the NASDAQ Composite Index and the Russell 2000 Growth Biotechnology Index on December 31, 2008, and reinvestments of all dividends.

Value of $100 invested on December 31, 2008 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Novavax, Inc.	$100.00	$140.74	$128.57	$66.67	$100.00	$270.90
NASDAQ Composite Index	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
RUSSELL 2000 Growth Biotechnology Index	$100.00	$131.12	$146.22	$141.62	$162.66	$254.04

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2013, which has been derived from our audited financial statements. The information below should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. These historical results are not necessarily indicative of results that may be expected for future periods.

	For The Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue	$20,915	$22,076	$14,688	$343	$325
Net loss	(51,983)	(28,507)	(19,364)	(35,708)	(40,346)
Basic and diluted net loss per share	(0.31)	(0.22)	(0.17)	(0.34)	(0.47)
Weighted average shares used in computing basic and diluted net loss per share	169,658	131,726	113,610	104,768	85,555

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and investments(1)	$133,068	$50,344	$18,309	$31,676	$42,950
Total current assets	145,001	50,408	26,109	33,337	44,503
Working capital(2)	126,067	38,733	18,530	23,071	36,476
Total assets(3)	235,937	102,345	66,576	74,844	85,605
Long-term debt, less current portion	1,199	990	300	320	406
Accumulated deficit	(410,146)	(358,163)	(329,656)	(310,292)	(274,584)
Total stockholders’ equity(3)	203,234	80,240	53,849	59,050	69,952

(1)	Includes non-current investments of $6,233 at December 31, 2012.
(2)	Working capital is computed as the excess of current assets over current liabilities.
(3)	At December 31, 2013, total assets and total stockholders’ equity include approximately $45 million and $42 million, respectively, relating to the acquisition of Isconova AB (see Note 4 to the consolidated financial statements included herewith).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in the discussion below and elsewhere in this report, about the expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (Novavax, and together with its subsidiary, Novavax AB, the Company, we or us) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements regarding our expectations regarding future revenue and expense levels, the efficacy, safety and intended utilization of our product candidates, the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies, the future development of our product candidates by us, the conduct, timing and results of future clinical trials, plans regarding regulatory filings, our available cash resources and the availability of financing generally, our plans regarding partnering activities and business development initiatives, and other factors referenced herein. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Any or all of our forward-looking statements in the Annual Report may turn out to be inaccurate or materially different than actual results. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, GMP manufacturing and scale-up, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the United States or in foreign countries; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or operational personnel; the size and growth potential of the markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks detailed in this report, including those identified in Part I, Item 1A, “Risk Factors” of this Annual Report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report may not occur as we contemplate, and actual results could differ materially from those anticipated or implied by the forward-looking statements and we therefore caution readers not to place undue reliance on such forward-looking statements contained in this Annual Report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Novavax, Inc. (Novavax, and together with its subsidiary, Novavax AB, the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of recombinant protein nanoparticle vaccines and adjuvants. Our vaccine technology platform is based on proprietary recombinant nanoparticle vaccine technology that includes virus-like particles (“VLPs”) vaccines and protein nanoparticle vaccines. These vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important proteins. Our vaccine product pipeline targets a variety of infectious diseases with candidates currently in clinical development for seasonal influenza, pandemic influenza and respiratory syncytial virus (“RSV”). We operate in one business segment: developing recombinant vaccines. Therefore, our results of operations are discussed on a consolidated basis.

Through our Swedish subsidiary, Novavax AB (formerly Isconova AB), we are also developing proprietary technology for the production of immune stimulating saponin-based adjuvants, which we expect to utilize in conjunction with our pandemic influenza vaccine candidates and potentially with other vaccine candidates that may benefit from such an adjuvant. The MatrixTM technology utilizes selected quillaja fractions, which form separate matrix structures, to develop modern, multi-purpose immune-modulating adjuvant products for a broad range of potential vaccine applications. We acquired the Matrix technology through our acquisition of Isconova AB in the third quarter of 2013 because we believe this saponin-based adjuvant technology is a powerful complement to our recombinant vaccine programs. Our lead adjuvant for human applications, Matrix-MTM, is in clinical trials with our partner Genocea Biosciences, and we plan to initiate a clinical trial using Matrix-M in combination with our H7N9 vaccine candidate in the first half of 2014. This trial will be conducted under our contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA).

In 2009, we formed a joint venture with Cadila Pharmaceuticals Limited (“Cadila”) named CPL Biologicals Private Limited (“CPLB”) to develop and manufacture vaccines, biological therapeutics and diagnostics in India. CPLB is owned 20% by us and 80% by Cadila. CPLB operates a state-of-the-art manufacturing facility for the production of influenza vaccines and other vaccine candidates and is actively developing a number of vaccine candidates that were genetically engineered by us.

Clinical Product Pipeline

A current summary of our significant research and development programs and status of related products in development follows:

Program	Development Phase	Collaborator
Respiratory Syncytial Virus (RSV)
• Maternal Immunization	Phase 2	PATH
• Elderly	Phase 1
• Pediatric	Pre-clinical
Influenza
• Seasonal Quadrivalent	Phase 2	HHS BARDA/LGLS
• Pandemic (H5N1)[6]	Phase 1/2	HHS BARDA/LGLS
• Pandemic (H7N9)[6]	Phase 1	HHS BARDA/LGLS
Combination (Influenza/RSV)	Pre-clinical
CPLB Programs (India)
• Seasonal Trivalent Influenza	Phase 1/2
• Pandemic (H1N1) Influenza	Phase 1/2
• Rabies	Phase 1/2

Respiratory Syncytial Virus (RSV)

RSV is a widespread disease that causes infections of the lower respiratory tract. While RSV affects persons of all ages, it acutely impacts infants, the elderly, young children and others with compromised immune systems. Current estimates indicate that RSV is responsible for over 30 million new acute lower respiratory infection episodes and between 150,000 and 200,000 deaths in children under five years old.7 In the U.S., nearly all children become infected with RSV before they are two years old; it has been associated with 20% of hospitalizations and 15% of office visits for acute respiratory infection in young children.8 The

[6]	Although we initiated development of our pandemic influenza vaccine program under our contract with HHS BARDA against the A(H5N1) strain, because of concern over the potential mutation and spread of the A(H7N9) influenza strain in China, we independently initiated a second pandemic vaccine program in the first half of 2013 against A(H7N9). In February 2014, we amended our contract with HHS BARDA to re-focus our development of a pandemic influenza vaccine against the A(H7N9) strain with a Phase 1/2 clinical trial with our H7N9 candidate and Matrix-MTM adjuvant, which began in the first quarter of 2014; however, HHS BARDA has also indicated that the H5N1 vaccine program remains a viable potential development opportunity under the contract.
[7]	Nair, H., et al., (2010) Lancet. 375:1545 – 1555
[8]	Hall, CB, et al., (2009) N Engl J Med. 360(6):588-98.

World Health Organization (WHO) estimates that the global disease burden for RSV is 64 million cases. Because there is no approved prophylactic vaccine, the unmet medical need of an RSV vaccine has the potential to protect millions of patients from this far-reaching disease.

We are developing a vaccine candidate to prevent RSV disease, and are looking at three susceptible target populations: infants who may receive protection through antibodies transferred from their mothers who would be immunized during the last trimester of pregnancy, the elderly and young children.

Maternal Immunization Development Program — Clinical Experience

In April 2013, we announced top-line data from a Phase 2 dose-ranging clinical trial in women of childbearing age that were similar to, or exceeded, immune responses seen in our first Phase 1 clinical trial. This randomized, blinded, placebo-controlled Phase 2 clinical trial evaluated the safety and immunogenicity of two dose levels of our RSV vaccine candidate, with and without an aluminum phosphate adjuvant, in 330 women of childbearing age. We further reported that the vaccine candidate was well-tolerated, the two-dose alum-adjuvanted groups showed a 13 to 16-fold rise in anti-F IgG antibodies to the F protein compared to a six to ten-fold rise in the non-alum groups, and Palivizumab-like antibody titers rose eight to nine-fold with four-fold rises in 92% of subjects in the two-dose alum-adjuvanted groups.

In October 2013, we initiated and completed enrollment in a Phase 2 dose-confirmation clinical trial in 720 women of childbearing age. The data from this trial, expected in the second quarter of 2014, will supplement the data from our other clinical trials, and is expected to support the advancement of our maternal immunization program in pregnant women; we plan to initiate a Phase 2 clinical trial of our RSV vaccine candidate in pregnant women in the fourth quarter of 2014.

Elderly Development Program — Clinical Experience

In July 2013, we announced top-line data from the Phase 1 clinical trial in the elderly that was initiated in October 2012. This clinical trial was a randomized, blinded, placebo-controlled Phase 1 clinical trial that evaluated the safety and immunogenicity in 220 enrolled elderly adults, 60 years of age and older, who received a single intramuscular injection of our RSV vaccine candidate (with and without alum) or placebo plus a single dose of licensed influenza vaccine or placebo at days 0 and 28. The top-line data further corroborated our previous clinical experiences with our RSV vaccine candidate: we reported that the vaccine candidate was well-tolerated, that the higher dose groups had better overall immune responses than the lower dose groups and that essentially undetectable Day 0 levels of antibodies that compete with palivizumab increased to between 80% and 97% of active vaccine recipients by Day 28. Our expected path forward in the elderly would include a dose-confirmation clinical trial in late 2014 or early 2015.

Pediatric Development Program — Pre-clinical Experience

While the burden of RSV disease falls heavily on newborn infants, RSV is also a prevalent and currently unaddressed problem in pediatric patients. This third market segment for our RSV vaccine candidate remains an important opportunity. We expect to initiate clinical trials in pediatric subjects as “step-downs” from our past clinical trials in healthy adults. We also expect that our clinical experience in pregnant women will be equally important to understanding a vaccine for this patient population. Our preclinical development efforts support such a clinical development plan that is expected to be launched in late 2014.

PATH Vaccine Solutions (PATH) Clinical Development Agreement

In July 2012, we entered into a clinical development agreement with PATH to develop our vaccine candidate to protect against RSV through maternal immunization in low-resource countries (RSV Collaboration Program). We were awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support our Phase 2 dose-ranging clinical trial in women of childbearing age as described above. The funding under the agreement was increased by $0.4 million to support our reproductive toxicology studies, which are necessary before we conduct clinical trials in pregnant women. In December 2013, we entered into an amendment with PATH providing an additional $3.5 million in funding to support the Phase 2 dose-confirmation clinical trial in 720 women of childbearing age as described above. We retain global rights to commercialize the product and will support PATH in its goal to make an RSV maternal vaccine product affordable and available in low-resource countries.

To the extent PATH elects to continue to fund 50% of our external clinical development costs for the RSV Collaboration Program, but we do not continue development, we would then grant PATH a fully-paid license to our RSV vaccine technology for use in pregnant women in such low-resource countries.

Influenza

Seasonal Influenza Vaccine

Developing and commercializing a Novavax seasonal influenza vaccine remains an important strategic goal and viable opportunity for us. The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (CDC) recommends that all persons aged six months and older should be vaccinated annually against seasonal influenza. In conjunction with these universal recommendations, attention from the 2009 influenza H1N1 pandemic, along with reports of other cases of avian-based influenza strains, has increased public health awareness of the importance of seasonal influenza vaccination, the market for which is expected to continue to grow worldwide in both developed and developing global markets.

There are currently four quadrivalent influenza vaccines licensed in the U.S., but in the coming years, additional seasonal influenza vaccines are expected to be produced and licensed within and outside of the U.S. in a quadrivalent formulation (four influenza strains: two influenza A strains and two influenza B strains), as opposed to trivalent formulations (three influenza strains: two influenza A strains and one influenza B strain). With two distinct lineages of influenza B viruses circulating, governmental health authorities have advocated for the addition of a second influenza B strain to provide additional protection. Current estimates for seasonal influenza vaccines growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show potential growth from the current market of approximately $3.2 billion (2012/13 season) to $5.3 billion by the 2021/2022 season.9 Recombinant seasonal influenza vaccines, like the candidate we are developing, have an important advantage: once licensed for commercial sale, large quantities of vaccines can be quickly and cost-effectively manufactured without the use of either the live influenza virus or eggs.

Top-line data from our most recent Phase 2 clinical trial for our quadrivalent influenza vaccine candidate were announced in July 2012. In that clinical trial, our quadrivalent VLP vaccine candidate demonstrated immunogenicity against all four viral strains based on HAI responses at day 21, and was also well-tolerated, as evidenced by the absence of any observed vaccine-related serious adverse events (SAEs) and an acceptable reactogenicity profile. Our vaccine candidate met the FDA accelerated approval seroprotection rates criterion for all four viral strains. The potential to fulfill the seroconversion rates criterion was demonstrated for three of the four viral strains. The fourth strain, B/Brisbane/60/08, despite fulfilling the seroprotection criterion, failed to demonstrate a satisfactory seroconversion rate. Following our last Phase 2 clinical trial, we focused our seasonal influenza vaccine candidate activities on locking the manufacturing process that will ensure consistent and enhanced immune responses in all strains. We completed these activities in September 2013. We have begun manufacturing A and B strain influenza VLPs for the next Phase 2 clinical trial with our quadrivalent vaccine candidate, which we expect to initiate in the fourth quarter of 2014.

Pandemic Influenza Vaccine

In the aftermath of the 2009 H1N1 influenza pandemic, recognition of the potential devastation of a human influenza pandemic remains a key priority with both governmental health authorities and influenza vaccine manufacturers. In the U.S. alone, the 2009 H1N1 pandemic led to the production of approximately 126 million doses of monovalent (single strain) vaccine. Public health awareness and government preparedness for the next potential influenza pandemic are driving development of vaccines that can be manufactured quickly against a potentially threatening influenza strain. Until the spring of 2013, industry and health experts focused attention on developing a monovalent H5N1 influenza vaccine as a potential key defense against a future pandemic threat; however, recent attention from a significant number of reported cases in China of an avian-based influenza strain of H7N9 has shifted to the potential development of an H7N9 influenza vaccine.

In October 2012, under our collaboration with HHS BARDA, we reported positive results from two Phase 1 clinical trials of our pandemic (H5N1) vaccine candidate in combination with two different adjuvants,

[9]	Influenza Vaccines Forecass. Datamonitor (2013)

both of which are designed to improve the immunogenicity of vaccines at lower doses and thus provide antigen dose-sparing. The top-line data demonstrated safety and immunogenicity of varying dose-levels of the vaccine, with and without adjuvant, and further demonstrated statistically significant robust adjuvant effects on immune response.

In April 2013, we initiated manufacturing of a new monovalent influenza vaccine candidate against prototype A(H7N9). This strain was first recognized by Chinese health authorities as a potential pandemic influenza threat in late March 2013. In a three month period, we developed a recombinant baculovirus expressing the published A(H7N9) viral HA and NA gene sequences, developed and purified a VLP vaccine antigen, conducted multiple animal studies and initiated a Phase 1 clinical trial in Australia independent of our HHS BARDA contract. In November 2013, we announced the publication of the clinical results from the Phase 1 clinical trial in The New England Journal of Medicine. The publication highlighted the fact that 81% of subjects treated with 5ug of adjuvanted vaccine dose achieved protective HAI levels, and 97% of subjects showed an anti-neuraminidase antibody response. We achieved protective levels from vaccinations within 116 days of the announcement of the H7N9 outbreak from the industry’s first clinical trial of a vaccine against an A(H7N9) influenza strain.

In February 2014, we modified our contract with HHS BARDA to focus our development of a monovalent pandemic influenza vaccine against the A(H7N9) strain with a Phase 1/2 clinical trial with our H7N9 candidate and Matrix-M adjuvant, which began in the first quarter of 2014 and for which top-line data is scheduled to be released in the second half of 2014; however, HHS BARDA has also indicated that our H5N1 vaccine program remains a viable development opportunity under our contract.

Potential Accelerated Approval Pathway for Influenza

In the past, we have referenced attainment of accelerated approval immunogenicity endpoints for seroprotection and seroconversion as a potential pathway for licensure of our influenza vaccines. The criteria for granting such accelerated approval of a Biologics License Application (BLA, the biologic equivalent to a New Drug Application or NDA) for new seasonal and pandemic influenza vaccines was published by the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (FDA). Under FDA guidance, developers that can demonstrate results that meet or exceed certain specified immunogenicity endpoint criteria in their clinical trials may, at the FDA’s discretion, be granted a license to market a product prior to submission of traditional clinical endpoint efficacy trial data. It should be noted that FDA licensure based on accelerated approval nevertheless requires sponsors to conduct a post-licensure efficacy study to demonstrate the clinical benefit of the vaccine, which would thereby support traditional approval of the vaccine. Because it is not possible to conduct a clinical endpoint efficacy study for a pandemic vaccine in advance of a declared pandemic, FDA’s pandemic guidance allows for submission of seasonal influenza clinical efficacy data for the purpose of confirming clinical benefit of a pandemic vaccine manufactured by the same process. Thus, the demonstration of efficacy with a seasonal vaccine provides a key link between the seasonal and pandemic programs. Accelerated approval further necessitates a shortage of influenza vaccine relative to the total population recommended to receive such vaccine, a situation that persists with seasonal influenza vaccines.

Although we have not ruled out this accelerated approval approach, particularly for our pandemic program or certain subject populations within the seasonal influenza program, we do not expect to pursue accelerated approval of our quadrivalent seasonal influenza vaccine, largely because of the uncertainty as to whether the accelerated approval pathway will be available to us at the time of our BLA submissions and the unknown ability of current and new influenza strains to meet such accelerated approval criteria. We are planning, therefore, to pursue traditional licensure of our quadrivalent seasonal influenza vaccine by conducting a clinical endpoint efficacy study for the purpose of submitting the data within the original BLA. These efficacy data will also support the requirement for clinical efficacy data for our pandemic vaccine program. We plan to discuss with the FDA our licensure pathways (both the traditional pathway for seasonal and possible accelerated pathways for pandemic and certain subject populations within the seasonal program) during future formal meetings. The likely impact of such an efficacy trial would be an additional year or more before the FDA grants licensure to our seasonal influenza vaccine.

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA awarded us a contract in February 2011, which funds the development of both our seasonal and pandemic influenza vaccine candidates. The contract, valued at $97 million for the first three-year base-period, was extended in February 2014 by seven months to September 2014; this extension is intended to allow us to continue to access the remainder of the base-period funding. In addition, the contract provides $79 million for an HHS BARDA optional two-year period. Our contract with HHS BARDA is a cost-plus-fixed-fee contract in which they reimburse us for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of our multivalent seasonal and monovalent pandemic influenza vaccines. HHS BARDA originally directed us to develop our monovalent pandemic influenza vaccine against the A(H5N1) strain. With the recent amendment, we are developing our monovalent pandemic influenza vaccine against the A(H7N9) strain; nevertheless, our H5N1 vaccine program remains a viable development opportunity under the contract. We recognized revenue of approximately $17.4 million during 2013, and have recognized approximately $52 million in revenue since the inception of the contract. Under certain circumstances, HHS BARDA reimbursements may be delayed or even potentially withheld. In March 2012, we decided to conduct a Phase 2 clinical trial of our quadrivalent seasonal influenza vaccine candidate (the 205 Trial) under our existing U.S. investigational new drug application (IND) for our trivalent seasonal influenza vaccine candidate as opposed to waiting to conduct this clinical trial under a new IND for our quadrivalent vaccine candidate (Quadrivalent IND). Based on our discussions with HHS BARDA in 2012, the outside clinical trial costs for the 205 Trial may only be submitted for reimbursement to HHS BARDA and recorded as revenue by us after we submit the clinical trial data in a future Quadrivalent IND. The submission of the Quadrivalent IND is expected shortly before we initiate the next Phase 2 dose-confirmatory clinical trial, which is currently expected in the fourth quarter of 2014. The outside clinical trial costs of the 205 Trial conducted in 2012 total $2.9 million. These costs have been recorded as an expense and are included in cost of government contracts revenue.

LG Life Sciences, Ltd. (LGLS) License Agreement

In February 2011, we entered into a license agreement with LGLS that allows LGLS to use our technology to develop and commercially sell our influenza vaccines in South Korea and certain other emerging-market countries. LGLS received an exclusive license to our influenza VLP technology in South Korea and a non-exclusive license in the other specified countries. At its own cost, LGLS is responsible for funding both its clinical development of the influenza VLP vaccines and a manufacturing facility to produce such vaccines in South Korea. We received an upfront payment and may receive reimbursements of certain development and product costs, payments related to the achievement of certain milestones and royalty payments in the high single digits from LGLS’s future commercial sales of influenza VLP vaccines.

Combination Respiratory (Influenza and RSV)

Given the ongoing development of our seasonal influenza vaccine candidate and our RSV vaccine candidate, we see an important opportunity to develop a combination respiratory vaccine. This opportunity presents itself most evidently in the elderly population, although we have not ruled out developing a combination respiratory vaccine for younger persons, including children. Early pre-clinical development efforts have given us confidence that such a combination vaccine is viable and in animal models, provides acceptable immunogenicity. We intend to explore this development opportunity by conducting a Phase 1 clinical trial in such a combination vaccine in late 2014 or early 2015.

CPLB Programs (India)

Influenza

CPLB initiated Phase 1/2 clinical trials on its seasonal trivalent VLP vaccine candidate and pandemic H5N1 influenza vaccine candidate in 2012. The results of these trials showed safety and immunogenicity data similar to our experiences, particularly when taking into account differences between the Indian subjects baseline titers and the baseline titers of the subjects in our trials. In August 2013, CPLB submitted a Phase 3 clinical trial application to the office of the drug controller general of India (DCGI) and in October 2013, initiated the manufacture of Phase 3 material in anticipation of starting this trial in 2014.

Rabies

CPLB is developing a rabies G protein vaccine candidate that we genetically engineered and has initiated a Phase 1/2 clinical trial in India in January 2014. Our common objective with CPLB is to develop a recombinant vaccine that can be administered both as a pre-exposure prophylaxis for residents of certain higher-risk geographies, as well as travelers to such locations, and also has potential to provide post-exposure prophylaxis with fewer doses. Pre-clinical results have demonstrated that this vaccine candidate has the potential to evoke antibody responses that are active in the neutralization of the rabies virus and could prevent the virus from entering the central nervous system, thus preventing death. The CPLB candidate protects mice from rabies in an assay known as the NIH potency test, which is used as one predictor of the clinical effect of rabies vaccines.

Discovery Programs

Our vaccine platform technology provides an efficient system to rapidly develop antigens to selected targets, refine manufacturing processes and optimize development across multiple vaccine candidates. In addition we pay close attention to global reports of emerging diseases for which there do not appear to be immediate cures and where a vaccine protocol could offer potential protection. In addition to our response to the A(H7N9) influenza strain (see discussion above), we have been monitoring reports concerning the Middle East Respiratory Syndrome Coronavirus (MERS), a novel coronavirus first identified in September 2012 by an Egyptian virologist. MERS has become an emerging threat in 2013, with more than 50 confirmed cases of infection and 30 deaths. The MERS virus is a part of the coronavirus family that includes the severe acute respiratory syndrome coronavirus (SARS). Because of the public health priority given to MERS, within weeks of getting the virus’ sequence, we successfully produced a vaccine candidate designed to provide protection against MERS. This vaccine candidate, which was made using our recombinant nanoparticle vaccine technology, is based on the major surface spike protein, which we had earlier identified as the antigen of choice in our work with a SARS vaccine candidate. Although the development of this vaccine candidate currently remains a pre-clinical program, we believe that our MERS vaccine candidate offers a viable option to interested global public health authorities.

Sales of Common Stock

In October 2012, we entered into an At Market Issuance Sales Agreement (2012 Sales Agreement), under which our Board of Directors (the Board) approved the sale of up to an aggregate of $50 million in gross proceeds of our common stock. The shares of common stock are being offered pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board’s standing Finance Committee (the Committee) assists with its responsibilities to monitor, provide advice to our senior management and approve all capital raising activities. The Committee has been authorized by the Board, absent any action by the Board to the contrary, to take any additional actions necessary to carry out the Board’s authorization of the issuance and sale of the common stock sold pursuant to the 2012 Sales Agreement. In doing so, the Committee is authorized to set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. During 2013, we sold 12.6 million shares at sales prices ranging from $2.06 to $3.38 per share, resulting in approximately $34.0 million in net proceeds. As of December 31, 2013, we have approximately $15.0 million available under the 2012 Sales Agreement. The most recent sales to occur under the 2012 Sales Agreement were on September 10, 2013.

In September 2013, we completed a public offering of 31,846,950 shares of our common stock, including 4,153,950 shares of common stock that were issued upon the exercise in full of the over-allotment granted to the underwriters, at a price of $3.14 per share resulting in net proceeds of approximately $95 million.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for revenue, the valuation of our investments, stock-based compensation, long-lived assets, goodwill and estimated recovery of our net deferred tax assets have a material impact on our consolidated financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Revenue

We perform research and development for U.S. Government agencies and other collaborators under cost reimbursable and fixed price contracts, including license and clinical development agreements. We recognize revenue under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and losses on contracts, if any, are recognized in the period in which they become known.

Under cost reimbursable contracts, we are reimbursed and recognize revenue as allowable costs are incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Under our HHS BARDA contract, certain activities must be pre-approved by HHS BARDA in order for their costs to be deemed allowable direct costs. Direct costs incurred under cost reimbursable contracts are recorded as cost of government contracts revenue. Our government contracts, including the HHS BARDA contract, provide the U.S. government (or agency) the ability to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. We believe that if the government were to terminate one of its contracts for convenience, including the HHS BARDA contract, the costs incurred through the effective date of such termination and any settlement costs resulting from such termination would be allowable costs. Payments to us under cost reimbursable contracts with agencies of the U.S. Government, including the contract with HHS BARDA, are provisional payments subject to adjustment upon annual audit by the government. An audit by the U.S government of fiscal years 2011 and 2012 has been completed as of the date of this filing. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly.

Our collaborative research and development agreements may include an upfront payment, payments for research and development services, milestone payments and royalties. Agreements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. A deliverable can generally be considered a separate unit of accounting if both of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis; and (2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Deliverables that cannot be divided into separate units are combined and treated as one unit of accounting. Consideration received is allocated among the separate units of accounting based on the relative selling price method. Deliverables under these arrangements typically include rights to intellectual property, research and development services and involvement by the parties in steering committees. Historically, deliverables under our collaborative research and development agreements have been deemed to have no stand-alone value and as a result have been treated as a single unit of accounting. In addition, we analyze our contracts and collaborative agreements to determine whether the payments received should be recorded as revenue or as a reduction to research and development expenses. In reaching this determination, management considers a number of factors, including whether we are the principal under the arrangement, and whether the arrangement is significant to, and part of, our core operations. Historically, payments received under its contracts and collaborative agreements have been recognized as revenue since we act as a principal in the arrangement and the activities are core to our operations.

When the performance under a fixed price contract can be reasonably estimated, revenue for fixed price contracts is recognized under the proportional performance method and earned in proportion to the contract costs incurred in performance of the work as compared to total estimated contract costs. Costs incurred under fixed price contracts represent a reasonable measurement of proportional performance of the work. Direct costs incurred under collaborative research and development agreements are recorded as research and development expenses. If the performance under a fixed price contract cannot be reasonably estimated, we recognize the revenue on a straight-line basis over the contract term.

Revenue associated with upfront payments under arrangements is recognized over the contract term or when all obligations associated with the upfront payment have been satisfied.

Revenue from the achievement of research and development milestones, if deemed substantive, is recognized as revenue when the milestones are achieved and the milestone payments are due and collectible. If not deemed substantive, we would recognize such milestone as revenue upon its achievement on a straight-line basis over the remaining expected term of the research and development period. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) there is substantive uncertainty of achievement of the milestone at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone and such achievement relates to past performance; and (4) the amount of the milestone appears reasonable in relation to the effort expended and all of the deliverables and payment terms in the arrangement.

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

Stock-Based Compensation

We account for our stock-based compensation under our equity compensation plans in accordance with ASC 718, Compensation — Stock Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the award. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option-pricing model and is recognized as an expense on a straight-line basis over the requisite service period for those awards expected to vest. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our common stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility over the look-back period corresponding to the expected term. The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimate this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements and expectation of future employee behavior, including post-vesting exercise and forfeiture history. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further equity awards are made and adjusted for cancellations.

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

Goodwill and Intangible Assets

Goodwill and finite-lived intangible assets were generated from two business acquisitions. Our goodwill is not amortized, but is subject to impairment tests annually, or more frequently should indicators of impairment arise. Because the Company’s only business is the development of recombinant vaccines, the Company operates as a single operating segment and reporting unit. We utilize the market approach and, if considered necessary, the income approach to determine if we have an impairment of our goodwill. The market approach serves as the primary approach and is based on market value of invested capital. To ensure that our capital stock is the appropriate measurement of fair value, we have considered factors such as our trading volume, diversity of investors and analyst coverage. The concluded fair value of our reporting unit significantly exceeded the carrying value at December 31, 2013 and 2012. The income approach is used as a confirming look to the market approach. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value, which we test annually at December 31.

The fair value of our acquired finite-lived intangible assets, proprietary technology and agreements, were determined based on estimates of expected future net cash flows. The present value of future net cash flows was then determined utilizing an estimate of the appropriate discount rate, which is consistent with the uncertainties of the cash flows utilized. The fair value measurements are based on significant unobservable inputs that were developed by us using publicly available information, market participant assumptions, cost and development assumptions, expected synergies and other cost savings that a market participant would be expected to realize as a result of the combination and certain other high-level assumptions. The proprietary technology is amortized over its estimated remaining useful life based on our expected future net cash flows. The agreements are amortized over the estimated periods of expected future net cash flows. We believe the fair values assigned to these finite–lived intangible assets acquired are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition date. Impairment losses are measured and recognized to the extent the carrying value of such intangible assets exceeds their fair values.

Given the current economic conditions and the uncertainties regarding their impact on us, there can be no assurance that the estimates and assumptions made for purposes of our goodwill and intangible assets impairment testing will prove to be accurate predictions of the future, or that any change in the assumptions or the current economic conditions will not trigger more frequently than on an annual basis. If our assumptions are not achieved or economic conditions deteriorate further, we may be required to record goodwill and/or intangible asset impairment charges in future periods.

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

Results of Operations for Fiscal Years 2013, 2012 and 2011 (amounts in tables are presented in thousands, except per share information)

The following is a discussion of the historical financial condition and results of operations of Novavax, Inc., which includes Novavax AB’s operations since the acquisition date of July 31, 2013, and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Annual Report. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is described under Part I, Item 1A, “Risk Factors” of this Annual Report.

Revenue:

	2013	2012	2011	Change 2012 to 2013	Change 2011 to 2012
Revenue:
Total revenue	$20,915	$22,076	$14,688	$(1,161)	$7,388

Revenue for 2013 was $20.9 million as compared to $22.1 million for 2012, a decrease of $1.2 million, or 5%. Revenue for 2013 and 2012 is primarily comprised of services performed under the HHS BARDA contract and, to a much lesser extent, the PATH clinical development agreement and in 2013, revenue of $0.7 million from recently acquired Novavax AB. The decrease in revenue is primarily due to the higher level of activity in 2012 associated with our influenza clinical trials under the HHS BARDA contract as compared to 2013 when no similar clinical trials were initiated. In connection with the recent amendment of the HHS BARDA contract, we recorded revenue of $2.7 million in the fourth quarter of 2013 relating to manufacturing and other activities that support the Phase 1/2 clinical trial of our H7N9 candidate and Matrix-M adjuvant, which began in the first quarter of 2014.

Revenue for 2012 was $22.1 million as compared to $14.7 million for 2011, an increase of $7.4 million, or 50%. Revenue for 2012 and 2011 is primarily comprised of services performed under the HHS BARDA contract and, to a much lesser extent in 2012, the PATH clinical development agreement. The increase in revenue is primarily due to the pandemic (H5N1) influenza clinical trials and product development activities that occurred during 2012 under the HHS BARDA contract (see below regarding the 205 Trial).

Revenue for 2012 was negatively impacted by the Company’s election to conduct the 205 Trial without immediate HHS BARDA reimbursement of its outside clinical trial cost of $2.9 million (see discussion of the

HHS BARDA Contract for Recombinant Influenza Vaccines in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview beginning on page 45). For 2014, we expect a significant increase in revenue associated with our increased clinical trial and product development activities under the HHS BARDA contract to support the initiation of later-stage clinical trials of our seasonal influenza and pandemic (H7N9) influenza vaccine candidates.

Costs and Expenses:

	2013	2012	2011	Change 2012 to 2013	Change 2011 to 2012
Costs and Expenses:
Cost of government contracts revenue	$8,222	$14,692	$7,003	$(6,470)	$7,689
Research and development	50,308	26,907	18,364	23,401	8,543
General and administrative	14,819	10,142	10,900	4,677	(758)
Total costs and expenses	$73,349	$51,741	$36,267	$21,608	$15,474

Cost of Government Contracts Revenue

Cost of government contracts revenue includes direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. Cost of government contracts revenue decreased to $8.2 million for 2013 from $14.7 million for 2012, a decrease of $6.5 million, or 44%. The decrease in cost of government contracts revenue is primarily related to the levels of activity associated with our influenza clinical trials previously mentioned, including the 205 Trial (see discussion of the 205 Trial in HHS BARDA Contract for Recombinant Influenza Vaccines above). For 2014, we expect a significant increase in cost of government contracts revenue associated with our increased clinical trial and product development activities under the HHS BARDA contract to support the initiation of later-stage clinical trials of our seasonal influenza and pandemic (H7N9) influenza vaccine candidates.

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

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs such as, fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses increased to $50.3 million for 2013 from $26.9 million for 2012, an increase of $23.4 million, or 87%. Excluding the increase in research and development expenses of approximately $3.0 million from recently acquired Novavax AB, the increase in research and development expenses was primarily due to increased costs relating to our RSV and pandemic (H7N9) influenza clinical trials (internally funded programs at the time) and higher employee-related costs. For 2014, we expect a significant increase in research and development expenses primarily due to additional RSV clinical trials and employee-related costs to support product development of RSV and other potential vaccine candidates.

Research and development expenses increased to $26.9 million for 2012 from $18.4 million for 2011, an increase of $8.5 million, or 47%. The increase in research and development expenses was primarily due to increased costs relating to our RSV clinical trial, higher employee-related costs and expenses associated with our new manufacturing facility.

Costs and Expenses by Functional Area

We track our cost of government contracts revenue and research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At December 31, 2013, we had 175 employees dedicated to our research and development programs versus 109 employees as of December 31, 2012. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our cost of government contracts revenue and research and development expenses by functional area for the year ended December 31 (in millions).

	2013	2012
Manufacturing	$31.0	$19.4
Vaccine Discovery	5.6	3.5
Clinical and Regulatory	21.9	18.7
Total cost of government contracts revenue and research and development expenses	$58.5	$41.6

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

General and Administrative Expenses

General and administrative expenses increased to $14.8 million in 2013 from $10.1 million for 2012, an increase of $4.7 million, or 46%. Excluding the increase in general and administrative expenses of approximately $1.0 million from recently acquired Novavax AB, the increase was primarily due to higher professional fees, including those associated with our acquisition of Novavax AB. For 2014, we expect general and administrative expenses to increase primarily due to a full year of expenses relating to Novavax AB and pre-commercialization activities.

General and administrative expenses decreased to $10.1 million in 2012 from $10.9 million for 2011, a decrease of $0.8 million, or 7%. The decrease in expenses was primarily due to lower employee-related costs, including severance expenses, and lower professional fees, partially offset by higher expenses associated with our new office facility.

Other Income (Expense):

	2013	2012	2011	Change 2012 to 2013	Change 2011 to 2012
Other Income (Expense):
Interest income	$187	$165	$136	$22	$29
Interest expense	(160)	(32)	(9)	(128)	(23)
Other income	182	45	26	137	19
Realized gains on short-term investments	—	879	—	(879)	879
Change in fair value of warrant liability	267	101	2,474	166	(2,373)
Total other income (expense)	$476	$1,158	$2,627	$(682)	$(1,469)

We had total other income of $0.5 million for 2013 compared to total other income of $1.2 million for 2012, a decrease of $0.7 million. In 2012, two of our auction rate securities were redeemed at approximately par value and resulted in $0.9 million in realized gains as we had recorded other than temporary impairments on these securities in previous periods.

We had total other income of $1.2 million for 2012 compared to total other income of $2.6 million for 2011, a decrease of $1.5 million. In 2012, two of our auction rate securities were redeemed at approximately par value and resulted in $0.9 million in realized gains as we had recorded other than temporary impairments on these securities in previous periods. Additionally, we were required to calculate the fair value of our warrant liability at each reporting period. For 2012, the change in fair value of the warrant liability resulted in a $2.4 million decrease in total other income as compared to 2011. The warrants expired unexercised on July 31, 2013.

Net Loss:

	2013	2012	2011	Change 2012 to 2013	Change 2011 to 2012
Net Loss:
Net loss	$(51,983)	$(28,507)	$(19,364)	$(23,476)	$(9,143)
Net loss per share	$(0.31)	$(0.22)	$(0.17)	$(0.09)	$(0.05)
Weighted average shares outstanding	169,658	131,726	113,610	37,932	18,116

Net loss for 2013 was $52.0 million, or $0.31 per share, as compared to $28.5 million, or $0.22 per share, for 2012, an increased net loss of $23.5 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to our RSV and pandemic (H7N9) influenza clinical trials and higher employee-related costs.

Net loss for 2012 was $28.5 million, or $0.22 per share, as compared to $19.4 million, or $0.17 per share, for 2011, an increased net loss of $9.1 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to our RSV clinical trials, higher employee-related costs and expenses associated with our new manufacturing facility.

The increase in weighted average shares outstanding for 2013 and 2012 is primarily a result of sales of our common stock in 2013 and 2012.

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

As of December 31, 2013, we had $133.1 million in cash and cash equivalents and investments as compared to $50.3 million as of December 31, 2012. These amounts consisted of $119.5 million in cash and cash equivalents and $13.6 million in investments as of December 31, 2013 as compared to $17.4 million in cash and cash equivalents and $32.9 million in investments at December 31, 2012.

The following table summarizes cash flows for 2013 and 2012 (in thousands):

	2013	2012	Change 2012 to 2013
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(45,359)	$(18,229)	$(27,130)
Investing activities	16,392	(32,262)	48,654
Financing activities	131,035	53,786	77,249
Effect on exchange rate on cash and cash equivalents	4	—	4
Net increase in cash and cash equivalents	102,072	3,295	98,777
Cash and cash equivalents at beginning of year	17,399	14,104	3,295
Cash and cash equivalents at end of year	$119,471	$17,399	$102,072

Net cash used in operating activities increased to $45.4 million for 2013 as compared to $18.2 million for 2012. The increase in cash usage was primarily due to increased costs relating to our RSV and pandemic (H7N9) influenza clinical trials and higher employee-related costs.

During 2013 and 2012, our investing activities consisted of purchases and maturities of investments and capital expenditures. In 2013, we primarily utilized our investments to fund operations and increase our cash balances. In the same period in 2012, we primarily purchased investments to increase our rate of return on our investments relative to returns available to money market funds. Capital expenditures for 2013 and 2012 were $5.8 million and $4.3 million, respectively. The increase in capital expenditures was primarily due to purchase of laboratory equipment and tenant improvements relating to our new manufacturing facility. In 2014, we expect our level of capital expenditures to be consistent with our 2013 spending.

Our financing activities consist primarily of sales of our common stock. In 2013, we received net proceeds of approximately $95 million through our public offering at a sales price of $3.14 per share and approximately $34 million through our At Market Issuance Sales Agreements at an average sales price of $2.76 per share. In 2012, we received net proceeds of approximately $39 million from direct sales of our common stock at an average sales price of $1.74 and approximately $15 million through our At Market Issuance Sales Agreements at an average sales price of $1.70 per share.

In November 2011, we entered into lease agreements under which we lease our new manufacturing, laboratory and office space in Gaithersburg, Maryland with rent payments for such space to the landlord commencing April 1, 2014. Under the terms of the arrangement, the landlord provided us with a tenant improvement allowance of $2.5 million and an additional tenant improvement allowance of $3 million (collectively, the Improvement Allowance). The additional tenant improvement allowance is to be paid back to the landlord over the remaining term of the lease agreement through additional rent payments. We were funded $0.7 million in 2013, and have been funded $5.0 million in total under the Improvement Allowance.

In September 2012, we entered into a master security agreement, whereby we could borrow up to $2.0 million to finance the purchases of equipment through June 2013 (Equipment Loan). We financed $1.5 million in 2013, and have financed $2.0 million in total under the Equipment Loan.

We have entered into agreements with outside providers to support our clinical development. As of December 31, 2013, $6.1 million remains unpaid on certain of these agreements in the event our outside providers complete their services in 2014. However, under the terms of the agreements, we have the option to terminate for convenience pursuant to notification, but we would be obligated to pay the provider for all costs incurred through the effective date of termination.

We have licensed certain rights from Wyeth. The Wyeth license, which provides for an upfront payment (previously made), ongoing annual license fees, milestone payments and royalties on any product sales, is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. Payments under the agreement to Wyeth from 2007 through 2013 totaled $5.9 million, of which $0.2 million was paid in 2013. We do not expect to make a milestone payment to Wyeth in the next 12 months.

In connection with CPLB, we entered into a master services agreement with Cadila, which we and Cadila amended in July 2011, and subsequently in March 2013 and March 2014, in each case to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 2015, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, we will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. The Company and Cadila also agreed to an amendment that allows CPLB, as of the beginning of 2013, to provide services on behalf of Cadila. Through December 31, 2013, we have purchased $3.0 million in services from Cadila pursuant to this agreement, including amounts in which CPLB provided the services on behalf of Cadila.

Based on our December 31, 2013 cash and cash equivalents, investment balances, the anticipated revenue under the contract with HHS BARDA and other resources, we believe we have adequate capital to fund our operating plans into 2016. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our ability to perform and thus generate revenue under the HHS BARDA contract, our overall business performance and market conditions.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$32,373	$4,528	$9,856	$5,330	$12,659
Capital leases	338	116	169	53	—
Notes payable	1,881	877	1,004	—	—
Purchase obligations	4,500	2,600	1,900	—	—
Total contractual obligations	$39,092	$8,121	$12,929	$5,383	$12,659

Our purchase obligations include our anticipated timing of future purchases for services pursuant to the master services agreement with Cadila. We are required to purchase from Cadila, through March 2015, services for biologic research, pre-clinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services. As of December 31, 2013, our remaining obligation to Cadila under the master services agreement was $4.5 million.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of December 31, 2013, we had cash and cash equivalents of $119.5 million, investments of $13.6 million, all of which are short-term, and working capital of $126.1 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of December 31, 2013, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments when they mature and the proceeds are reinvested into new investments and, therefore, could impact our cash flows and results of operations.

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

The information required by this item is set forth on pages F-1 to F-30.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Such internal control includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management had determined that, as of December 31, 2013, our internal controls over financial reporting are effective based on those criteria. This assessment excluded the internal control over financial reporting of Novavax AB, which was acquired on July 31, 2013.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2013, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain information regarding our executive officers is set forth at the end of Part I, Item 1 of this Form 10-K under the heading, “Executive Officers.” The other information required by this item is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders scheduled to be held on June 12, 2014 (the 2014 Proxy Statement). We expect to file the 2014 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2013.

Item 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2014 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2014 Proxy Statement.

The following table provides our equity compensation plan information as of December 31, 2013. Under these plans, our common stock may be issued upon the exercise of options and purchases under our Employee Stock Purchase Plan (ESPP). See also the information regarding our stock options and ESPP in Note 14 to the financial statements included herewith.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	11,976,250	$1.93	8,463,969
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes our 2005 Stock Incentive Plan, 1995 Stock Option Plan and ESPP.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information concerning certain related party transactions set forth in Note 18 to our financial statements included herewith. We incorporate herein by reference the information concerning certain other relationships and related transactions and director independence to be contained in the 2014 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2014 Proxy Statement.

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

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

Confidential treatment has been granted for portions of exhibits marked with a double asterisk (**).

All other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 21, 1997), as amended by the Certificate of Amendment dated December 18, 2000 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 29, 2001), as further amended by the Certificate of Amendment dated July 8, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004), as further amended by the Certificate of Amendment dated May 13, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 10, 2009), as further amended by the Certificate of Amendment dated June 13, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 8, 2013)
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
4.1	Specimen stock certificate for shares of common stock, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, File No. 0-26770, filed September 14, 1995)
4.2	Registration Rights Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.1††	Novavax, Inc. 1995 Stock Option Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 31, 2003 in connection with the Annual Meeting held on May 7, 2003) (File No. 000-26770)

10.2††	Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report for the year ended December 31, 2012, filed March 12, 2013)
10.3††	2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed April 30, 2013 in connection with the Annual Meeting held on June 13, 2013)
10.4††	Employment Agreement of Stanley C. Erck, dated as of February 15, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 1, 2010)
10.5††	Employment Agreement of Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the quarter ended June 30, 2011, filed August 9, 2011)
10.6††	Employment Agreement between Novavax, Inc. and Frederick Driscoll dated August 6, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 7, 2009)
10.7††	Employment Agreement of Gregory Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2010)
10.8††	Employment Agreement of Russell Wilson dated November 7, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 14, 2011)
10.9††	Employment Agreement of Timothy Hahn dated June 22, 2011 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 14, 2012)
10.10††	Employment agreement between Novavax, Inc. and Barclay A. Phillips dated June 24, 2013 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed June 28, 2013)
10.11††	Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan, (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2009)
10.12††	Form of Indemnity Agreement, as of January 1, 2010 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.13	Lease Agreement, dated as of July 15, 2004, between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004)
10.14	Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (now PuriCore, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006)
10.15	Amendment dated as of October 25, 2006 to the Sublease Agreement, dated April 28, 2006, by and between the Company and Sterilox Technologies, Inc. (now PuriCore, Inc.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 14, 2006)
10.16	Second Amendment to Sublease Agreement between Novavax, Inc. and PuriCore, Inc., dated April 22, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the quarter ended June 30, 2009, filed August 10, 2009)
10.17	Third Amendment to Sublease Agreement between Novavax, Inc. and PuriCore, Inc., dated December 29, 2010 (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended December 31, 2010, filed March 28, 2011)
10.18	Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 7, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)
10.19	First Amendment to Lease Agreement between GP Rock One, LLC and Novavax, Inc., dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)

10.20	Second Amendment to Lease Agreement between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of June 26, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the quarter ended June 30, 2008, filed August 11, 2008)
10.21	Lease Agreement for space at 20 Firstfield between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 14, 2012)
10.22	Sublease Agreement for space at 20 Firstfield between Intercell USA, Inc. and Novavax, Inc., dated as of October 21, 2011 and effective as of November 18, 2011 (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 14, 2012)
10.23	Lease Agreement for space at 22 Firstfield between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 14, 2012)
10.24**	Contract, effective as of February 24, 2011, between the Company and HHS/OS/ASPR/BARDA (Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011, filed November 4, 2011)
10.25***	Contract Amendment/Modification No. 5 between the Company and HHS/OS/ASPR/BARDA, dated February 21, 2014
10.26**	License Agreement, entered in February 25, 2011, effective as of December 9, 2010, between the Company and LG Life Sciences, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011, filed November 4, 2011)
10.27**	License Agreement, dated July 5, 2007, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007)
10.28**	Amendment No. 1 to License Agreement, effective as of March 17, 2010, between the Company and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed August 6, 2010)
10.29	At Market Issuance Sales Agreement, dated March 15, 2010, by and between Novavax, Inc. and McNicoll, Lewis and Vlak, LLC (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010)
10.30	At Market Issuance Sales Agreement, dated October 1, 2012, by and between Novavax, Inc. and MLV & Co. LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed October 2, 2012)
10.31	Stock Purchase Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.32**	Amended and Restated Joint Venture Agreement between Novavax Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.33**	Amended and Restated Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.34	Amendment No. 1 to Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited dated July 27, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

10.35	Amendment No. 2 to Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited dated March 7, 2013 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)
10.36	Amendment No. 3 to Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Ltd. dated October 29, 2013 (Incorporated by reference to Exhibit 1.1 to the Company’s Report on Form 8-K dated October 30, 2013)
10.37*	Amendment No. 4 to Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Ltd. dated March 5, 2014
10.38**	Amended and Restated Supply Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.39**	Amended and Restated Technical Services Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.40**	Amended and Restated Seasonal/Other License Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.41**	Amended and Restated Option to Obtain License between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)
10.42**	H1N1 License to Agreement between Novavax, Inc. and CPL Biologicals Private Limited, dated October 6, 2009 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011)
21*	List of Subsidiaries of Novavax, Inc.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of chief executive officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
31.2*	Certification of chief financial officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
32.1*	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Stanley C. Erck President and Chief Executive Officer and Director

Date: March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Stanley C. Erck Stanley C. Erck	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2014
/s/ Barclay A. Phillips Barclay A. Phillips	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 12, 2014
/s/ James F. Young James F. Young	Chairman of the Board of Directors	March 12, 2014
/s/ Richard H. Douglas Richard H. Douglas	Director	March 12, 2014
/s/ Gary C. Evans Gary C. Evans	Director	March 12, 2014
/s/ John O. Marsh, Jr. John O. Marsh, Jr.	Director	March 12, 2014
/s/ Michael A. McManus Michael A. McManus	Director	March 12, 2014
/s/ Rajiv Modi Rajiv Modi	Director	March 12, 2014

INDEX TO FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012 and 2011

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Novavax, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Novavax, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novavax, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP

McLean, Virginia
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Novavax, Inc. and Subsidiary

We have audited the internal control over financial reporting of Novavax, Inc. (a Delaware Corporation) and subsidiary (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Novavax AB, a subsidiary, whose financial statements reflect total assets and revenue constituting 2 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management’s Report, Novavax AB was acquired on July 31, 2013. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Novavax AB.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

McLean, VA
March 12, 2014

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$119,471	$17,399
Short-term investments available-for-sale	13,597	26,712
Restricted cash	1,417	986
Accounts receivables	1,911	1,011
Unbilled receivables	4,988	1,570
Prepaid expenses	3,044	2,559
Other current assets	573	171
Total current assets	145,001	50,408
Investments available-for-sale	—	6,233
Property and equipment, net	14,251	11,456
Intangible assets, net	16,250	—
Goodwill	59,519	33,141
Restricted cash	757	756
Other non-current assets	159	351
Total assets	$235,937	$102,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,985	$3,228
Accrued expenses and other current liabilities	11,223	7,275
Deferred revenue	271	258
Current portion of capital leases	108	58
Current portion of notes payable	877	157
Warrant liability	—	267
Deferred rent	470	432
Total current liabilities	18,934	11,675
Deferred revenue	2,500	2,500
Non-current portion of capital leases	195	237
Non-current portion of notes payable	1,004	753
Deferred rent	8,502	6,940
Other non-current liabilities	1,568	—
Total liabilities	32,703	22,105
Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 and 200,000,000 shares authorized at December 31, 2013 and 2012, respectively; and 209,110,744 shares issued and 208,655,314 shares outstanding at December 31, 2013 and 148,398,747 shares issued and 147,943,317 shares outstanding at December 31, 2012	2,091	1,484
Additional paid-in capital	612,900	438,939
Accumulated deficit	(410,146)	(358,163)
Treasury stock, 455,430 shares, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	839	430
Total stockholders’ equity	203,234	80,240
Total liabilities and stockholders’ equity	$235,937	$102,345

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2013	2012	2011
	(in thousands, except per share information)
Revenue:
Government contracts	$17,708	$20,671	$14,688
Research and development collaborations	3,207	1,405	—
Total revenue	20,915	22,076	14,688
Costs and expenses:
Cost of government contracts revenue	8,222	14,692	7,003
Research and development	50,308	26,907	18,364
General and administrative	14,819	10,142	10,900
Total costs and expenses	73,349	51,741	36,267
Loss from operations before other income (expense)	(52,434)	(29,665)	(21,579)
Other income (expense):
Interest income	187	165	136
Interest expense	(160)	(32)	(9)
Other income	182	45	26
Realized gains on investments	—	879	—
Change in fair value of warrant liability	267	101	2,474
Loss from operations before income tax expense	(51,958)	(28,507)	(18,952)
Income tax expense	25	—	412
Net loss	$(51,983)	$(28,507)	$(19,364)
Basic and diluted net loss per share:	$(0.31)	$(0.22)	$(0.17)
Basic and diluted weighted average number of common shares outstanding	169,658	131,726	113,610

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years ended December 31,
	2013	2012	2011
	(in thousands)
Net loss	$(51,983)	$(28,507)	$(19,364)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments available-for-sale	186	(402)	60
Foreign currency translation adjustment	223	—	—
Other comprehensive income (loss)	409	(402)	60
Comprehensive loss	$(51,574)	$(28,909)	$(19,304)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Notes Receivable From Former Directors	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share information)
Balance at December 31, 2010	111,492,014	$1,115	$371,477	$(1,572)	$(310,292)	$(2,450)	$772	$59,050
Non-cash compensation cost for stock options and restricted stock	—	—	2,047	—	—	—	—	2,047
Exercise of stock options	198,679	2	177	—	—	—	—	179
Restricted stock issued as compensation	50,000	1	(1)	—	—	—	—	—
Cancellation of common stock issued to former directors	(261,667)	(3)	(1,519)	1,572	—	—	—	50
Issuance of common stock, net of issuance costs of $246	6,001,841	60	11,767	—	—	—	—	11,827
Unrealized gain (loss) on investments	—	—	—	—	—	—	60	60
Net loss	—	—	—	—	(19,364)	—	—	(19,364)
Balance at December 31, 2011	117,480,867	1,175	383,948	—	(329,656)	(2,450)	832	53,849
Non-cash compensation cost for stock options and restricted stock	—	—	2,091	—	—	—	—	2,091
Exercise of stock options	90,534	1	53	—	—	—	—	54
Issuance of common stock, net of issuance costs of $365	30,827,346	308	52,847	—	—	—	—	53,155
Unrealized gain (loss) on investments	—	—	—	—	—	—	(402)	(402)
Net loss	—	—	—	—	(28,507)	—	—	(28,507)
Balance at December 31, 2012	148,398,747	1,484	438,939	—	(358,163)	(2,450)	430	80,240
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	2,480	—	—	—	—	2,480
Exercise of stock options	667,867	7	1,491	—	—	—	—	1,498
Issuance of common stock, net of issuance costs of $6,067	60,044,130	600	169,990	—	—	—	—	170,590
Unrealized gain (loss) on investments	—	—	—	—	—	—	186	186
Foreign currency translation adjustment	—	—	—	—	—	—	223	223
Net loss	—	—	—	—	(51,983)	—	—	(51,983)
Balance at December 31, 2013	209,110,744	$2,091	$612,900	$—	$(410,146)	$(2,450)	$839	$203,234

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2013	2012	2011
	(in thousands)
Operating Activities:
Net loss	$(51,983)	$(28,507)	$(19,364)
Reconciliation of net loss to net cash used in operating activities:
Change in fair value of warrant liability	(267)	(101)	(2,474)
Depreciation and amortization	2,591	1,666	1,613
Loss on disposal of property and equipment	(32)	(28)	—
Impairment of long-lived assets	—	—	360
Amortization of net premiums on investments	507	(18)	317
Deferred rent	897	660	(341)
Non-cash stock-based compensation	2,480	2,091	2,047
Realized gains on investments	—	(879)	—
Other non-cash income	(200)	—	—
Changes in operating assets and liabilities:
Restricted cash	(431)	(986)	—
Accounts receivables	(451)	954	(1,911)
Unbilled receivables	(3,418)	266	(1,836)
Prepaid expenses and other assets	402	40	(1,854)
Accounts payable and accrued expenses	4,184	2,009	(2,686)
Deferred revenue	(341)	258	2,500
Lease incentives received	703	4,346	—
Net cash used in operating activities	(45,359)	(18,229)	(23,629)
Investing Activities:
Capital expenditures	(5,785)	(4,341)	(610)
Proceeds from disposal of property and equipment	116	324	—
Net cash received from the Isconova AB acquisition	3,034	—	—
Purchases of investments	(14,754)	(48,652)	(2,082)
Proceeds from maturities and redemptions of investments	33,781	20,407	21,235
Net cash provided by (used in) investing activities	16,392	(32,262)	18,543
Financing Activities:
Principal payments of capital leases	(87)	(104)	—
Principal payments of notes payable	(473)	(60)	(80)
Proceeds from notes payable	1,450	650	—
Proceeds from settlement of notes receivable from former directors	—	—	50
Restricted cash	(1)	(756)	—
Net proceeds from sales of common stock, net of offering costs of $6.1 million, $0.4 million and $0.2 million, respectively	128,648	54,002	10,980
Proceeds from the exercise of stock options	1,498	54	179
Net cash provided by financing activities	131,035	53,786	11,129
Effect of exchange rate on cash and cash equivalents	4	—	—
Net increase in cash and cash equivalents	102,072	3,295	6,043
Cash and cash equivalents at beginning of year	17,399	14,104	8,061
Cash and cash equivalents at end of year	$119,471	$17,399	$14,104
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Isconova AB acquisition	$41,942	$—	$—
Capital expenditures included in accounts payable and accrued expenses	$379	$1,321	$14
Deposit applied towards the purchase of equipment	$—	$500	$—
Equipment acquired under a capital lease	$—	$399	$—
Settlement of notes receivable from former directors	$—	$—	$1,522
Sale of common stock under the 2010 Sales Agreement not settled at year-end	$—	$—	$847
Supplemental disclosure of cash flow information:
Cash interest payments	$177	$20	$—

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 1 — Organization

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

Note 2 — Operations

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

As discussed in more detail in Note 4, Novavax acquired Swedish-based Isconova AB (“Isconova”) on July 31, 2013. Isconova was subsequently renamed Novavax AB. The accompanying consolidated financial statements include the accounts of Novavax and its subsidiary, Novavax AB, since the acquisition date. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at December 31 (in thousands):

	2013	2012
Cash	$4,251	$3,758
Money market funds	100,049	11,970
Corporate debt securities	15,171	—
Municipal bonds	—	1,671
Cash and cash equivalents	$119,471	$17,399

Cash equivalents are recorded at cost plus accrued interest, which approximate fair value due to their short-term nature. At December 31, 2013, the Company had $1.2 million of cash held in bank accounts in Sweden.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 3 — Summary of Significant Accounting Policies  – (continued)

Investments

Investments consist of commercial paper, corporate notes and an investment in one auction rate security that was sold in January 2014. Classification of marketable securities between current and non-current is dependent upon the original maturity date at purchase. Those securities purchased with original maturities greater than 90 days, but less than one year are classified as current and those with greater than one year as non-current.

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

Concentration of Credit Risk

Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents and investments. The Company’s investment policy limits investments to certain types of instruments, including auction rate securities, high-grade corporate debt securities and money market instruments, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. At times, the Company maintains cash balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents. As discussed below, the fair value of investments is based upon Level 1 and 2 data.

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 3 — Summary of Significant Accounting Policies  – (continued)

Restricted Cash

The Company’s restricted cash includes payments received under the PATH agreement (See Note 8) until such time as the Company has paid for the outside services performed under the agreement. In addition, the Company’s non-current restricted cash with respect to its manufacturing, laboratory and office space in Gaithersburg, Maryland functions as collateral for letters of credit, which serve as security deposits for the duration of the leases.

Accounts Receivable

Accounts receivable arise primarily from the Company’s contract with HHS BARDA and are reported at amounts expected to be collected in future periods. No allowance for doubtful accounts is deemed necessary.

Unbilled Receivables

Unbilled receivables relate to service contracts and agreements for which work has been performed, though invoicing has not yet occurred. Substantially all of the unbilled receivables are expected to be billed and collected within the next 12 months.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the improvements or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets are subject to impairment tests annually or more frequently should indicators of impairment arise.

The Company has determined since its only business is the development of recombinant vaccines that it operates as a single operating segment and reporting unit. The Company utilizes primarily the market approach and, if considered necessary, the income approach to determine if it has an impairment of its goodwill. The market approach is based on market value of invested capital. To ensure that the Company’s capital stock is the appropriate measurement of fair value, the Company considers factors such as its trading volume, diversity of investors and analyst coverage. When utilized, the income approach is used as a confirming look to the market approach. Goodwill impairment is deemed to exist if the carrying value of the reporting unit exceeds its estimated fair value.

At December 31, 2013 and 2012, the Company used the market approach to determine if the Company had an impairment of its goodwill. Step one of the impairment test states that if the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not to be impaired. The fair value of the Company’s reporting unit was substantially higher than the carrying value, resulting in no impairment to goodwill at December 31, 2013 and 2012.

Purchased finite-lived intangibles were recorded at fair value and are amortized on a straight-line basis over their estimated useful lives ranging from seven to 20 years, with the amortization recorded in research and development expenses. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such intangible assets exceed their fair values.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 3 — Summary of Significant Accounting Policies  – (continued)

Equity Method Investment

The Company has an equity investment in CPL Biologicals Private Limited. The Company accounts for this investment using the equity method (see Note 8). Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions up to the amount initially invested or advanced.

Long-Lived Assets

The Company accounts for the impairment of its long-lived assets in accordance with ASC 360, Property, Plant and Equipment. This financial standard requires a periodic evaluation of the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the property is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value, and losses are determined based upon the excess carrying value of the assets over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended December 31, 2013 and 2012.

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

Under cost reimbursable contracts, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Under its HHS BARDA contract, certain activities must be pre-approved by HHS BARDA in order for their costs to be deemed allowable direct costs. Direct costs incurred under cost reimbursable contracts are recorded as cost of government contracts revenue. The Company’s government contracts, including its HHS BARDA contract, provide the U.S. government (or agency) the ability to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. The Company believes that if the government were to terminate one of its contracts for convenience, including the HHS BARDA contract, the costs incurred through the effective date of such termination and any settlement costs resulting from such termination would be allowable costs. Payments to the Company under cost reimbursable contracts with agencies of the U.S. Government, including its contract with HHS BARDA, are provisional payments subject to adjustment upon annual audit by the government. An audit by the U.S government of fiscal years 2011 and 2012 has been completed as of the date of this filing. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 3 — Summary of Significant Accounting Policies  – (continued)

The Company’s collaborative research and development agreements may include an upfront payment, payments for research and development services, milestone payments and royalties. Agreements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. A deliverable can generally be considered a separate unit of accounting if both of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis; and (2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Deliverables that cannot be divided into separate units are combined and treated as one unit of accounting. Consideration received is allocated among the separate units of accounting based on the relative selling price method. Deliverables under these arrangements typically include rights to intellectual property, research and development services and involvement by the parties in steering committees. Historically, deliverables under the Company’s collaborative research and development agreements have been deemed to have no stand-alone value and as a result have been treated as a single unit of accounting. In addition, the Company analyzes its contracts and collaborative agreements to determine whether the payments received should be recorded as revenue or as a reduction to research and development expenses. In reaching this determination, management considers a number of factors, including whether the Company is principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s core operations. Historically, payments received under its contracts and collaborative agreements have been recognized as revenue since the Company acts as a principal in the arrangement and the activities are core to its operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation related to grants of stock options, restricted stock awards and purchases under its Employee Stock Purchase Plan (the “ESPP”) at fair value. The Company recognizes compensation expense related to such awards on a straight-line basis over the requisite service

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 3 — Summary of Significant Accounting Policies  – (continued)

period (generally the vesting period) of the equity awards that are expected to vest, which typically occurs ratably over periods ranging from six months to four years. See Note 14 for a further discussion on stock-based compensation.

The expected term of stock options granted was based on the Company’s historical option exercise experience and post-vesting forfeiture experience using the historical expected term from the vesting date, whereas the expected term for purchases under the ESPP was based on the purchase periods included in the offering. The expected volatility was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected term. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected term. The forfeiture rate was determined using historical pre-vesting forfeiture rates since the inception of the plans. The Company has never paid a dividend, and as such, the dividend yield is zero.

Restricted stock awards have been recorded as compensation expense over the expected vesting period based on the fair value at the award date and the number of shares ultimately expected to vest using the straight-line method of amortization.

The Company accounts for share-based awards issued to non-employees by determining the fair value of equity awards given as consideration for services rendered to be recognized as compensation expense over the shorter of the vesting or service periods. In cases where an equity award is not fully vested, such equity award is revalued on each subsequent reporting date until vesting is complete with a cumulative catch-up adjustment recognized for any changes in its estimated fair value.

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

Warrant Accounting

The Company accounted for its warrant to purchase 0.5 shares of Common Stock (the “Warrants”) at a price of $2.68 per unit in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities, and the Warrants had been classified as such in the Company’s balance sheet. In compliance with applicable accounting standards, registered warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company used the Monte Carlo Simulation model to determine the fair value of the Warrants, which required the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). All Warrants subject to this accounting treatment expired unexercised on July 31, 2013.

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

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 3 — Summary of Significant Accounting Policies  – (continued)

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

Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2013 and 2012, the Company had no accruals for interest or penalties related to income tax matters.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding warrants, stock options and unvested restricted stock awards totaling 11,992,918, 12,732,383 and 11,284,054 shares at December 31, 2013, 2012 and 2011, respectively, are excluded from the computation for 2013, 2012 and 2011, as their effect is anti-dilutive.

Foreign Currency

The accompanying consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income was $0.2 million at December 31, 2013.

Segment Information

The Company manages its business as one operating segment: developing recombinant vaccines. The Company does not operate separate lines of business with respect to its vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC 280, Segment Reporting.

Reclassifications

Overhead expenses relating to supply chain management of $0.8 million for 2012 and $0.5 million for 2011 have been reclassified from general and administrative expenses to research and development expenses. This reclassification has been made to conform to current year presentation.

Note 4 — Acquisition of Isconova AB

On July 31, 2013 (the “acquisition date”), Novavax announced the acquisition of Isconova (the “Acquisition”) pursuant to its public tender offer to acquire all outstanding shares and warrants of the company directly from such holders and its private offer for all of Isconova’s outstanding stock options. As a result of the public offer for shares and warrants and private offer for stock options, Novavax issued approximately 15.6 million shares of its Common Stock valued at $41.9 million and paid cash of approximately $22,000 to acquire 99.5% of the outstanding shares and all of the outstanding stock options and warrants of Isconova. On September 6, 2013, Isconova AB was renamed “Novavax AB” and was delisted as a publicly traded company in Sweden. This transaction has been accounted for using the purchase method of accounting, with Novavax as the acquirer. The results of Novavax AB’s operations have been included in the consolidated financial statements since the acquisition date. From the acquisition date to December 31, 2013, the minority interest in Novavax AB’s net loss and stockholders’ equity is immaterial.

Novavax AB has focused its recent efforts on the development of saponin-based, immune-modulating adjuvants that work with different types of vaccine antigens to enhance the immunogenic effect of the antigen.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 4 — Acquisition of Isconova AB – (continued)

Novavax AB has collaborated with several vaccine companies to allow its lead adjuvant, Matrix-MTM, to be tested with a number of antigens in development; the Company has recently begun development work pairing the Novavax AB adjuvant with its own pandemic influenza VLP antigen. The Company believes that the Novavax AB adjuvants can be powerful complements to certain of its recombinant vaccine programs and will enable future discovery efforts and potentially reduce vaccine development timeframes and costs both by eliminating the need to in-license third-party adjuvants and related costs and by harmonizing operating and regulatory processes. The total purchase price is summarized as follows (in thousands):

Value of shares of Novavax Common Stock issued	$41,942
Cash paid to Isconova warrant holders	22
Total purchase price	$41,964

The value of Novavax Common Stock issued was based on the closing price of Novavax’ Common Stock on the acquisition date.

The table below summarizes the preliminary allocation of the purchase price based upon the fair values of assets acquired and liabilities assumed at the acquisition date. The preliminary allocation is based upon information that was available to management at the time the consolidated financial statements were prepared and is subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary area of the purchase price allocation that is not yet finalized relates to unsettled contingencies.

(in thousands)
Cash and cash equivalents	$3,056
Accounts receivable	447
Prepaid expenses and other assets	1,092
Property and equipment	165
Intangible assets	16,620
Goodwill	26,236
Accounts payable and other current liabilities	(3,806)
Capital leases	(94)
Notes payable	(193)
Other non-current liabilities	(1,559)
Total purchase price	$41,964

A substantial portion of the assets acquired consisted of intangible assets relating to its proprietary adjuvant technology and collaboration agreements. The fair values of the proprietary technology and agreements were determined based on estimates of expected future net cash flows. The present value of future net cash flows was then determined utilizing an estimate of the appropriate discount rate, which is consistent with the uncertainties of the cash flows utilized. The fair value measurements are based on significant unobservable inputs that were developed by the Company using publicly available information, market participant assumptions, cost and development assumptions, expected synergies and other cost savings that a market participant would be expected to realize as a result of the combination and certain other high-level assumptions. The proprietary technology is amortized over its estimated remaining useful life based on the Company’s expected future net cash flows. The agreements are amortized over the estimated periods of expected future net cash flows. Amortization expense for intangible assets will be recorded on a straight-line basis over the expected useful lives of the assets, ranging from seven to 20 years. The weighted average useful lives for the proprietary adjuvant technology and collaboration agreements were 20 years and 12 years, respectively. The weighted average useful life for all acquired intangible assets was 17 years. The carrying

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 4 — Acquisition of Isconova AB – (continued)

value and expected lives of the intangible assets may change based upon finalizing the purchase price allocation, and such intangibles will be periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Impairment charges, if any, will be recorded in the period in which the impairment occurs.

The Company recorded $26.2 million in goodwill related to the Acquisition representing the purchase price paid in the Acquisition that was in excess of the fair value of the assets acquired and liabilities assumed, which is included in the Company’s vaccine operations because of the anticipated complementary use of Novavax AB adjuvants with its vaccine candidates discussed above. The goodwill generated from the Acquisition is not expected to be deductible for U.S. federal income tax purposes.

The Company incurred approximately $1.3 million in transaction costs related to the Acquisition, which is included in general and administrative expenses in the Company’s consolidated statement of operations.

From the acquisition date to December 31, 2013, the Company has recognized revenue of $0.7 million and recorded a net loss of $3.5 million from the operations of Novavax AB.

The following unaudited consolidated pro forma financial information is presented as if the Acquisition occurred on January 1, 2012. The unaudited pro forma financial information has been presented for comparative purposes only and is not necessarily indicative of results of operations that would have been achieved had the Company completed the Acquisition during the periods presented, or the future consolidated results of operations of the combined company. The unaudited pro forma financial information combines the historical results of operations of Novavax and Isconova for the periods presented below and reflects the application of the following adjustments:

•	Elimination of the historical intangible assets and amortization expense unrelated to the Acquisition;
•	Amortization expense related to the fair value of intangible assets acquired; and
•	The exclusion of acquisition-related costs incurred for the Acquisition.

	Year Ended December 31,
	2013	2012
	(in thousands)
Revenue	$22,785	$24,810
Net loss	$(55,594)	$(35,042)
Basic and diluted net loss per share	$(0.31)	$(0.24)

Novavax AB entered into a license and collaboration agreement and received $1.6 million in research funding that is required to be repaid by December 31, 2015 and is included in other non-current liabilities in the accompanying consolidated balance sheet.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 5 — Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at December 31, 2013			Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Auction rate security	$1,790	$—	$—	$—	$1,584	$—
Money market funds	100,049	—	—	11,970	—	—
Municipal bonds	—	—	—	—	1,671	—
Corporate debt securities	—	26,978	—	—	31,361	—
Total cash equivalents and investments	$101,839	$26,978	$—	$11,970	$34,616	$—
Liabilities
Warrant liabilities	$—	$—	$—	$—	$—	$267

During the years ended December 31, 2013 and 2012, the Company did not have any transfers between levels other than the Company’s auction rate security that was assessed as level 1 at December 31, 2013 due to its sale in January 2014.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities measured on a recurring basis for the year ended December 31, 2013 (in thousands):

Fair Value Measurements of Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$267
Change in fair value of Warrant liability	(267)
Balance at December 31, 2013	$—

The amounts in the Company’s consolidated balance sheet for accounts receivables, unbilled receivables and accounts payable approximate fair value due to their short-term nature. Based on borrowing rates available to the Company, the fair value of capital leases and notes payable approximates their carrying value.

Note 6 — Investments

Investments classified as available-for-sale as of December 31, 2013 and 2012 were comprised of (in thousands):

	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate security	$1,175	$615	$—	$1,790	$1,175	$409	$—	$1,584
Corporate debt securities	11,806	1	—	11,807	31,340	21	—	31,361
Total	$12,981	$616	$—	$13,597	$32,515	$430	$—	$32,945

In 2012, the Company received proceeds of $3.1 million from the redemption of two auction rate securities resulting in realized gains of $0.9 million. Approximately $0.3 million of these realized gains resulted from reclassification adjustments out of accumulated other comprehensive income during the period. In January 2014, the Company sold its remaining auction rate security and received proceeds of $1.8 million resulting in a realized gain of $0.6 million, all of which resulted from reclassification adjustments out of accumulated other comprehensive income in January 2014.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 7 — Goodwill and Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill for the year ended December 31, 2013 and 2012 were as following (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$33,141	$33,141
Goodwill resulting from acquisition of Isconova	26,236	—
Currency translation	142	—
Ending balance	$59,519	$33,141

Intangible Assets

Purchased intangible assets consisted of the following as of December 31, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$11,514	$(240)	$11,274
Collaboration agreements	5,199	(223)	4,976
Total identifiable intangible assets	$16,713	$(463)	$16,250

Amortization expense from the acquisition date to December 31, 2013 was $0.5 million. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31, will be as follows (in thousands):

Year	Amount
2014	1,111
2015	1,111
2016	1,111
2017	1,111
2018	1,111

Note 8 — U.S. Government Agreement, Joint Venture and Collaborations

HHS BARDA Contract for Recombinant Influenza Vaccines

In February 2011, the Company was awarded a contract from HHS BARDA valued at $97 million for the first three-year base-period, which was extended in February 2014 by seven months to September 2014, with an HHS BARDA option for an additional two-year period valued at $79 million. This extension is intended to allow the Company to continue to access the remainder of the base-period funding. The HHS BARDA contract award provides significant funding for the Company’s ongoing clinical development and product scale-up of both its seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee contract in which HHS BARDA will reimburse the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the further development of its multivalent seasonal and monovalent pandemic influenza vaccines. HHS BARDA originally directed the Company to develop its monovalent pandemic influenza vaccines against the A(H5N1) strain. In February 2014, the Company amended its contract with HHS BARDA to focus its development of a monovalent pandemic influenza vaccine against the A(H7N9) strain with a Phase 1/2 clinical trial with its H7N9 candidate and Matrix-M adjuvant, which began in the first quarter of 2014; however, HHS BARDA has also indicated that the

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 8 — U.S. Government Agreement, Joint Venture and Collaborations  – (continued)

Company’s H5N1 vaccine program remains a viable potential development opportunity under the contract. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit by the U.S government of fiscal years 2011 and 2012 has been completed as of the date of this filing. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly. The Company recognized revenue of approximately $17.4 million in 2013, and has recognized approximately $52 million in revenue since the inception of the contract. In connection with the recent amendment of the HHS BARDA contract, the Company recorded revenue of $2.7 million in the fourth quarter of 2013 relating to manufacturing and other activities that support the Phase 1/2 clinical trial of its H7N9 candidate and Matrix-M adjuvant, which began in the first quarter of 2014.

Under certain circumstances, HHS BARDA reimbursements may be delayed or even potentially withheld. In March 2012, the Company decided to conduct a Phase 2 clinical trial of its quadrivalent seasonal influenza vaccine candidate (“205 Trial”) under its existing U.S. investigational new drug application (“IND”) for its trivalent seasonal influenza vaccine candidate as opposed to waiting to conduct this clinical trial under a new IND for its quadrivalent vaccine candidate (“Quadrivalent IND”). Based on the Company’s discussions with HHS BARDA in 2012, the outside clinical trial costs for the 205 Trial may only be submitted for reimbursement to HHS BARDA and recorded as revenue by the Company after it submits the clinical trial data in a future Quadrivalent IND. The submission of the Quadrivalent IND is expected shortly before the Company initiates the next Phase 2 dose-confirmatory clinical trial, which is currently expected in the fourth quarter of 2014. The outside clinical trial costs of the 205 Trial conducted in 2012 total $2.9 million. These costs have been recorded as an expense and are included in cost of government contracts revenue.

Joint Venture

In March 2009, the Company entered into a Joint Venture Agreement with Cadila pursuant to which the Company and Cadila formed CPL Biologicals Private Limited (“CPLB”), of which 20% is owned by the Company and 80% is owned by Cadila. CPLB was established to develop and manufacture certain of the Company’s vaccine candidates and certain of Cadila’s biogeneric and diagnostic products for the territory of India. CPLB has the right to negotiate definitive license arrangements in India to certain of the Company’s future vaccine products and certain of Cadila’s future biogeneric and diagnostic products, prior to the Company or Cadila licensing such rights to third-parties. The Company has the right to negotiate definitive license arrangements for vaccines developed by CPLB using Company technology for commercialization in every country except India and for vaccines developed by CPLB using Cadila technology for commercialization in certain other countries, including the U.S. Cadila has supported and continues to support the CPLB’s operations. CPLB is actively developing a number of vaccine candidates that were genetically engineered by Novavax. CPLB’s seasonal and pandemic influenza vaccine candidates began Phase 1/2 clinical trials in 2012. Also in 2012, the CPLB formed a new collaboration to develop a novel malaria vaccine in India with the International Centre for Genetic Engineering and Biotechnology. CPLB’s rabies G protein vaccine candidate entered a Phase 1/2 clinical trial in India in January 2014. In connection with the Joint Venture Agreement, in March 2009, the Company also entered into additional agreements, including a master services agreement with Cadila. Because CPLB’s activities and operations are controlled and funded by Cadila, the Company accounts for its investment using the equity method. Since the carrying value of the Company’s initial investment was nominal and there is no guarantee or commitment to provide future funding, the Company has not recorded nor expects to record losses related to this investment in the future.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 8 — U.S. Government Agreement, Joint Venture and Collaborations  – (continued)

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

PATH Vaccine Solutions (“PATH”) Clinical Development Agreement

In July 2012, the Company entered into a clinical development agreement with PATH to develop its vaccine candidate to protect against RSV through maternal immunization in low-resource countries (the “RSV Collaboration Program”). The Company was awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support its initial Phase 2 dose-ranging clinical trial in women of childbearing age, which was launched in October 2012. The funding under the agreement was increased by $0.4 million to support the Company’s reproductive toxicology studies, which are necessary before it conducts clinical trials in pregnant women. In December 2013, the Company entered into an amendment with PATH providing an additional $3.5 million in funding to support the Phase 2 dose-confirmation clinical trial in 720 women of childbearing age. The term of the agreement has been extended to October 2014. The Company retains global rights to commercialize the product and will support PATH in its goal to make the vaccine affordable and available in low-resource countries. To the extent PATH elects to continue to fund 50% of the Company’s external clinical development costs for the RSV Collaboration Program, but the Company does not continue development, the Company would then grant PATH a fully-paid license to its RSV vaccine technology for use in pregnant women in such low-resource countries. The Company recognized revenue of approximately $2.5 million in 2013, and has recognized approximately $3.8 million in revenue since the inception of the agreement. Revenue under this arrangement is being recognized under the proportional performance method and earned in proportion to the contract costs incurred in performance of the work as compared to total estimated contract costs. Costs incurred under this agreement represent a reasonable measurement of proportional performance of the services being performed.

Note 9 — Other Financial Information

Prepaid Expenses

Prepaid expenses consist of the following at December 31 (in thousands):

	2013	2012
Laboratory supplies	$1,754	$1,592
Other prepaid expenses	1,290	967
Prepaid expenses	$3,044	$2,559

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 9 — Other Financial Information  – (continued)

Property and Equipment, net

Property and equipment is comprised of the following at December 31 (in thousands):

	2013	2012
Machinery and equipment	$11,951	$8,035
Leasehold improvements	8,192	4,629
Computer software and hardware	1,200	698
Construction in progress	2,328	5,248
	23,671	18,610
Less – accumulated depreciation and amortization	(9,420)	(7,154)
Property and equipment, net	$14,251	$11,456

Depreciation and amortization expense was approximately $2.6 million, $1.7 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Machinery and equipment included $0.6 million of equipment acquired under capital leases (see Note 10) with accumulated depreciation of $0.2 million as of December 31, 2013.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2013	2012
Employee benefits and compensation	$5,323	$3,242
Research and development accruals	4,469	3,396
Other accrued expenses	1,356	592
Accrued interest	75	45
Accrued expenses and other current liabilities	$11,223	$7,275

Note 10 — Capital Leases

The Company leases equipment under capital leases with effective interest rates ranging from 3.25% to 6.5%. Capital leases are recorded at the present value of the future minimum lease payments. Future minimum capital lease payments under capital lease agreements at December 31, 2013 are as follows (in thousands):

Year	Amount
2014	$122
2015	85
2016	84
2017	47
338
Less – amounts representing interest	(35)
Present value of net minimum lease payments	303
Less – current portion of capital leases	(108)
Non-current portion of capital leases	$195

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 11 — Long-Term Debt

Notes Payable

Notes payable consist of the following at December 31 (in thousands):

	2013	2012
Equipment loan; 12.1%, principal payments due in monthly installments totaling $48 through December 2016	$1,538	$510
Loan agreements; bear interest at 3% per annum; repayment is conditional	200	400
Bank loans; 7.50% – 8.50%, principal payments due quarterly totaling $26 through May 2015	143	—
Total	1,881	910
Less – current portion	(877)	(157)
Long-term portion	$1,004	$753

Equipment Loan

In September 2012, the Company entered into a master security agreement with General Electric Capital Corporation (“GE”), whereby the Company could borrow up to $2.0 million to finance the purchases of equipment (each, an “Equipment Loan”). Each Equipment Loan bears interest at the three-year U.S. Government treasury rate plus 11.68%, provided that the rate shall not be less than 12.1%, and is to be repaid over forty-two (42) months. GE will maintain a security interest in all equipment financed under the Equipment Loan. During 2013 and 2012, the Company financed $1.5 million and $0.5 million, respectively, under the Equipment Loans at interest rates of 12.1% with monthly principal payments totaling $47,618. Interest accrues on the outstanding balance until paid in full. As of December 31, 2013, the Company has financed $2.0 million in total under the Equipment Loans.

Loan Agreements

In May 2008, the Company entered into loan agreements with the State of Maryland. The repayment of loan amounts and accrued interest, if any, is conditioned upon the Company meeting the capital investment and employment requirements during the term of the loan through 2014, as amended. In 2013, the loan agreement with Montgomery County was forgiven as the Company met the capital investment and employment requirements.

Bank Loans

As a result of the acquisition of Isconova, the Company has assumed bank loans with AMLI. The bank loans bear interest rates ranging from 7.50% to 8.50% and are to be repaid through 2015.

Aggregate future minimum principal payments on long-term debt at December 31, 2013 are as follows (in thousands):

Year	Amount
2014	$877
2015	608
2016	396
Total minimum principal payments	$1,881

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 12 — Warrant Liability

In July 2008, the Company completed a registered direct offering of 6,686,650 units, raising approximately $17.5 million in net proceeds. Each unit consisted of one share of Common Stock and one Warrant. The Warrants represented the right to acquire an aggregate of 3,343,325 shares of common stock at an exercise price of $3.62 per share and were exercisable through July 31, 2013.

During 2013, 2012 and 2011, the Company recorded as other income in its statements of operations a change in fair value of warrant liability of $0.3 million, $0.1 million and $2.5 million, respectively. All Warrants expired unexercised on July 31, 2013.

Note 13 — Stockholders’ Equity

On June 13, 2013, the Company’s stockholders of record as of April 16, 2013 approved the amendment of the Company’s certificate of incorporation to increase the total number of shares of Common Stock that the Company is authorized to issue from 200,000,000 shares to 300,000,000 shares.

In October 2012, the Company entered into an At Market Issuance Sales Agreement (“2012 Sales Agreement”), under which the Board of Directors of the Company (the “Board”) approved the Company’s sale of up to an aggregate of $50 million in gross proceeds of its common stock. The shares of common stock are being offered pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board’s standing Finance Committee (the “Committee”) assists with its responsibilities to monitor, provide advice to senior management of the Company and approve all capital raising activities. The Committee has been authorized by the Board, absent any action by the Board to the contrary, to take any additional actions necessary to carry out the Board’s authorization of the issuance and sale of the common stock sold pursuant to the 2012 Sales Agreement. In doing so, the Committee is authorized to set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. During 2013, the Company sold 12.6 million shares at sales prices ranging from $2.06 to $3.38 per share, resulting in $34.0 million in net proceeds. As of December 31, 2013, the Company has approximately $15.0 million available under the 2012 Sales Agreement. The most recent sales to occur under the 2012 Sales Agreement were on September 10, 2013.

In September 2013, the Company completed a public offering of 31,846,950 shares of its common stock, including 4,153,950 shares of common stock that were issued upon the exercise in full of the over-allotment granted to the underwriters, at a price of $3.14 per share resulting in net proceeds of approximately $95 million.

Note 14 — Stock-Based Compensation

Stock Options

The Company has granted equity awards under several plans, two of which remain active. Under the 2005 Stock Incentive Plan (the “2005 Plan”), equity awards may be granted to officers, directors, employees, consultants and advisors to the Company and any present or future subsidiary. The 2005 Plan, approved in May 2005 and amended most recently in June 2013 by the Company’s stockholders, currently authorizes the grant of equity awards for up to 22,312,192 shares of common stock, which included, at the time of approval of the 2005 Plan, a maximum 5,746,468 shares of common stock subject to stock options outstanding under the Company’s 1995 Stock Option Plan (the “1995 Plan”) that may revert to and become issuable under the 2005 Plan if such options expire or otherwise terminate unexercised. The Company received approval at its 2013 annual meeting of stockholders to increase the number of shares of common stock available for issuance under the 2005 Plan by 4,000,000 shares. The term of the Company’s 1995 Plan has expired and no new awards will be made under the 1995 Plan; however, outstanding stock options remain in existence in accordance with their terms.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 14 — Stock-Based Compensation  – (continued)

Under the 2005 Plan and the 1995 Plan, incentive stock options, having a maximum term of 10 years, can be or were granted at no less than 100% of the fair value of the Company’s common stock at the time of grant and are generally exercisable over periods ranging from six months to four years. There is no minimum exercise price for non-statutory stock options.

Stock Options Awards

The following is a summary of option activity under the 2005 Plan and the 1995 Plan for the year ended December 31, 2013:

	2005 Stock Incentive Plan		1995 Stock Option Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	9,143,825	$1.87	211,900	$4.94
Granted	4,370,000	$2.07	—	$—
Exercised	(667,867)	$2.24	—	$—
Forfeited	(790,833)	$1.71	—	$—
Expired	(267,025)	$4.73	(23,750)	$4.05
Outstanding at December 31, 2013	11,788,100	$1.87	188,150	$5.04
Vested and expected to vest at December 31, 2013	10,667,911	$1.85	188,150	$5.04
Shares exercisable at December 31, 2013	4,418,123	$1.95	188,150	$5.04
Shares available for grant at December 31, 2013	6,463,969

The fair value of the stock options granted for the years ended December 31, 2013, 2012 and 2011, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Weighted average fair value of options granted	$1.07	$0.71	$1.14
Risk-free interest rate	0.54% - 1.36%	0.55% - 1.54%	0.48% - 1.91%
Dividend yield	0%	0%	0%
Volatility	51.55% - 73.72%	75.5% - 78.6%	73.3% - 81.0%
Expected term (in years)	3.91 - 7.05	3.34 - 7.09	3.26 - 4.47
Expected forfeiture rate	0% - 23.15%	0% - 23.15%	0% - 23.15%

The aggregate intrinsic value and weighted average remaining contractual term of stock options exercisable as of December 31, 2013 was approximately $14.2 million and 6.0 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest as of December 31, 2013 was $35.0 million and 7.4 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount is subject to change based on changes to the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for 2013, 2012 and 2011 was $0.6 million, $0.1 million and $0.3 million, respectively.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 14 — Stock-Based Compensation  – (continued)

Employee Stock Purchase Plan

The Company received approval at its 2013 annual meeting of stockholders to adopt an ESPP, which currently authorizes an aggregate of 2,000,000 shares of Common Stock to be purchased. The ESPP allows employees to purchase shares of Common Stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). The first option period under the ESPP commenced on August 1, 2013.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2013
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

The following is a summary of restricted stock awards activity for the year ended December 31, 2013:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2013	33,334	$1.39
Restricted stock granted	—	$—
Restricted stock vested	(16,667)	$1.39
Restricted stock forfeited	—	$—
Outstanding at December 31, 2013	16,667	$1.39

The Company recorded stock-based compensation expense for awards issued under the above mentioned plans in the statements of operations as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Research and development	$1,262	$873	$610
General and administrative	1,218	1,218	1,437
Total stock-based compensation expenses	$2,480	$2,091	$2,047

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 14 — Stock-Based Compensation  – (continued)

As of December 31, 2013, there was approximately $4.6 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested options and restricted stock awards. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.3 years.

Note 15 — Employee Benefits

The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees who have completed 90 days of service may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

During 2012, the Company increased its match from 25% to 50% of the first 6% of the participants’ deferral. Contributions to the 401(k) plan vest equally over a three-year period. The Company has expensed, net of forfeitures, approximately $0.4 million, $0.1 million and $0.1 million in 2013, 2012 and 2011, respectively.

The Company’s foreign subsidiary has a pension plan under local tax and labor laws and is obligated to make contributions to this plan. Contributions and other expenses related to this plan were approximately $0.2 million in 2013.

Note 16 — Income Taxes

The Company recorded a current income tax expense for foreign taxes of $0.4 million in 2011. The components of the income tax provision are as follows (in thousands):

	2013	2012	2011
Current U.S.	$—	$—	$—
Current foreign	25	—	412
Deferred	—	—	—
Net provision	$25	$—	$412

Deferred tax assets (liabilities) consist of the following at December 31 (in thousands):

	2013	2012
Net operating losses U.S.	$123,907	$122,731
Net operating losses foreign	6,405	—
Research tax credits	9,175	5,693
Other	6,844	7,326
Total deferred tax assets	146,331	135,750
Intangibles	(3,573)	—
Other	(227)	(335)
Total deferred tax liabilities	(3,800)	(335)
Net deferred tax assets	142,531	135,415
Less valuation allowance	(142,531)	(135,415)
Deferred tax assets, net	$—	$—

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 16 — Income Taxes – (continued)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2013	2012	2011
Statutory federal tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(3)%	(8)%	(9)%
Research and development and other tax credits	(7)%	0%	(5)%
Expiration of net operating losses	0%	6%	10%
Other	3%	3%	(3)%
Change in valuation allowance	41%	33%	43%
	0%	0%	2%

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2013 and 2012 as management believes it is more likely than not that the assets will not be realizable.

During 2011, the Company incurred a $0.4 million foreign withholding tax related to a payment received in accordance with a license agreement. This withholding tax gives rise to an increase to the U.S. net operating loss for which a full valuation allowance has been recorded.

As of December 31, 2013, the Company had tax return reported federal net operating losses and tax credits available as follows (in thousands):

Amount
Federal net operating losses expiring through the year 2033	$335,892
Research tax credits expiring through the year 2033	9,081
Alternative-minimum tax credit (no expiration)	94
Foreign net operating losses (no expiration)	29,115

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to prior ownership change of the Company. The Company has analyzed the impact of these changes and determined that such annual limitation will not ultimately impact its ability to utilize the net operating losses and business tax credits before they expire.

Beginning in 2006, the windfall equity-based compensation deductions are tracked, but will not be recorded to the balance sheet until management determines more likely than not that such amounts will be utilized. As of December 31, 2013 and 2012, the Company had $2.4 million of windfall stock compensation deductions. If and when realized, the tax benefit associated with these deductions will be credited to additional paid-in capital. These excess benefit deductions are included in the total federal net operating losses disclosed above.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 16 — Income Taxes – (continued)

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

Amount
Unrecognized tax benefits as of January 1, 2012	$4,875
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	(74)
Gross increases – current-period tax positions	—
Increases (decreases) from settlements	—
Unrecognized tax benefits as of December 31, 2012	$4,801
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	—
Gross increases – current-period tax positions	—
Increases (decreases) from settlements	—
Unrecognized tax benefits as of December 31, 2013	$4,801

To the extent these unrecognized tax benefits are ultimately recognized, it would affect the annual effective income tax rate unless otherwise offset by a corresponding change in the valuation allowance.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, the Company had no accruals for interest or penalties related to income tax matters.

Note 17 — Commitments and Contingencies

Operating Leases

The Company conducts its operations from leased facilities, under operating leases with terms expiring in 2017 for its Rockville, Maryland facility, 2023 for its Gaithersburg, Maryland facilities and 2017 for its Uppsala, Sweden facility. The leases contain provisions for future rent increases and periods in which rent payments are reduced (abated). Also, the leases obligate the Company to also pay building operating costs. Under the terms of one lease agreement, the landlord provided the Company with a tenant improvement allowance of $2.5 million and an additional tenant improvement allowance of $3 million, such additional tenant improvement allowance is to be paid back to the landlord during the remainder of the term of such lease agreement through additional rent payments (collectively, the “Improvement Allowance”). The Company has been funded $0.7 million in 2013, and has been funded $5.0 million in total under the Improvement Allowance. The Company records a deferred rent liability to account for the funding under the Improvement Allowance and to record rent expense on a straight-line basis for these operating leases. The Company also leased space in Malvern, Pennsylvania, its former corporate headquarters, under an operating lease with a term expiring in 2014. The Company has subleased this facility under an amended sublease agreement expiring in 2014.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 17 — Commitments and Contingencies  – (continued)

Future minimum rental commitments under non-cancelable leases as of December 31, 2013 are as follows (in thousands):

Year	Operating Leases	Sublease	Net Operating Leases
2014	$4,528	$(201)	$4,327
2015	4,912	—	4,912
2016	4,944	—	4,944
2017	2,901	—	2,901
2018	2,429	—	2,429
Thereafter	12,659	—	12,659
Total minimum lease payments	$32,373	$(201)	$32,172

Total rent expenses approximated $3.4 million, $3.2 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Obligations

In March 2009, the Company and Cadila entered into a master services agreement pursuant to which the Company may request services from Cadila in the areas of biologics research, pre-clinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services in India. In July 2011, and subsequently in March 2013 and March 2014, in each case the Company and Cadila amended the master services agreement to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 31, 2015, the amount of services provided by Cadila is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. When calculating the shortfall, the amount of services provided by Cadila includes amounts that have been paid under all project plans, the amounts that will be paid under ongoing executed project plans and amounts for services that had been offered to Cadila, that Cadila was capable of performing, but exercised its right not to accept such project. The term of the master services agreement is six years, but may be terminated by either party if there is a material breach that is not cured within 30 days of notice or, at any time after three years, provided that 90 days prior notice is given to the other party. Through December 31, 2013, the Company has purchased $3.0 million in services from Cadila pursuant to this agreement, which includes $1.2 million of services provided, since the beginning of 2013, by CPLB to the Company on behalf of Cadila pursuant to an October 2013 amendment authorizing such CPLB services. As of December 31, 2013, the Company’s remaining obligation to Cadila under the master services agreement is $4.5 million.

Contingencies

License Agreement with Wyeth Holdings Corporation

The Company entered into a license agreement in 2007 with Wyeth Holdings Corporation, a subsidiary of Pfizer Inc. (“Wyeth”). The license is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The agreement provides for an upfront payment, annual license fees, milestone payments and royalties on any product sales. If each milestone is achieved for any particular vaccine candidate, the Company would likely be obligated to pay an aggregate of $14 million to Wyeth for each product developed and commercialized under the agreement. Annual license fees under the agreement total $0.2 million per annum. The royalty to be paid by the Company under the agreement, if a product is approved by the FDA for commercialization, will be based on single digit percentage of net sales. Payments under the agreement to Wyeth as of December 31, 2013 aggregated $5.9 million, of which the Company paid the annual license fees during the three years ended December 31, 2013. The agreement will remain effective as long as at least one

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Note 17 — Commitments and Contingencies  – (continued)

claim of the licensed patent rights cover the manufacture, sale or use of any product unless terminated sooner at the Company’s option or by Wyeth for an uncured breach by the Company.

Litigation

There are currently no asserted claims against the Company. Management has determined that a material loss resulting from either asserted claims or unasserted claims (situations where claims may be reasonably anticipated even if not yet asserted) is not reasonably possible.

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

Note 18 — Related Party Transactions

Dr. Rajiv Modi, a director of Novavax, is also the managing director of Cadila. The Company and Cadila have formed a joint venture called CPL Biologicals Private Limited, of which the Company owns 20% and Cadila owns 80%. The Company and Cadila also have entered into a master services agreement, pursuant to which Cadila may perform certain research, development and manufacturing services for the Company up to $7.5 million. A subsidiary of Cadila owns 12.5 million shares of the Company’s outstanding common stock. Since entering into the master services agreement and through December 31, 2013, the Company has incurred $3.0 million under the agreement. The amount due for services performed under the master services agreement at December 31, 2013 and 2012 was $0.4 million and $0.1 million, respectively.

Note 19 — Quarterly Financial Information (Unaudited)

The Company’s unaudited quarterly information for the years ended December 31, 2013 and 2012 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2013:
Revenue	$3,833	$3,531	$4,802	$8,748
Net loss	$(9,996)	$(12,633)	$(15,300)	$(14,054)
Net loss per share	$(0.07)	$(0.08)	$(0.09)	$(0.07)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2012:
Revenue	$4,642	$7,103	$5,765	$4,567
Net loss	$(7,336)	$(5,920)	$(7,217)	$(8,035)
Net loss per share	$(0.06)	$(0.05)	$(0.05)	$(0.06)

The net loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net loss per share for the four quarters may not equal the net loss per share for the respective twelve-month period.

NOVAVAX, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2013, 2012 and 2011
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Net Deferred Tax Asset Valuation Allowance:
2013	$135,415	$7,116	$—	$142,531
2012	126,020	9,395	—	135,415
2011	108,004	18,016	—	126,020