Form 10-Q
period 2014-03-31
NOVAVAX INC
filed 2014-05-08
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to         .

Commission File No. 0-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Firstfield Road, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 209,275,650 as of April 30, 2014.

NOVAVAX, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,921	$119,471
Short-term investments available-for-sale	2,907	13,597
Restricted cash	336	1,417
Accounts receivable	4,466	1,911
Unbilled receivables	6,113	4,988
Prepaid expenses	4,626	3,044
Other current assets	504	573
Total current assets	128,873	145,001
Property and equipment, net	14,270	14,251
Intangible assets, net	15,918	16,250
Goodwill	58,621	58,707
Restricted cash	758	757
Other non-current assets	159	159
Total assets	$218,599	$235,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,018	$5,985
Accrued expenses and other current liabilities	8,208	10,411
Deferred revenue	57	271
Current portion of capital leases	105	108
Current portion of notes payable	852	877
Deferred rent	475	470
Total current liabilities	13,715	18,122
Deferred revenue	2,500	2,500
Non-current portion of capital leases	191	195
Non-current portion of notes payable	861	1,004
Deferred rent	8,710	8,502
Other non-current liabilities	1,562	1,568
Total liabilities	27,539	31,891

Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; and 209,711,305 shares issued and 209,255,875 shares outstanding at March 31, 2014 and 209,110,744 shares issued and 208,655,314 shares outstanding at December 31, 2013	2,097	2,091
Additional paid-in capital	615,279	612,900
Accumulated deficit	(423,956)	(410,146)
Treasury stock, 455,430 shares, cost basis	(2,450)	(2,450)
Accumulated other comprehensive income	90	839
Total stockholders’ equity	191,060	203,234
Total liabilities and stockholders’ equity	$218,599	$235,125

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenue:
Government contracts	$5,472	$3,441
Research and development collaborations	1,990	392
Total revenue	7,462	3,833

Costs and expenses:
Cost of government contracts revenue	3,021	1,712
Research and development	14,518	9,256
General and administrative	4,308	2,870
Total costs and expenses	21,847	13,838
Loss from operations	(14,385)	(10,005)
Other income (expense):
Interest income	12	48
Interest expense	(52)	(22)
Realized gains on investments	615	―
Loss from operations before income tax	(13,810)	(9,979)
Income tax expense	―	17
Net loss	$(13,810)	$(9,996)

Basic and diluted net loss per share	$(0.07)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	208,927	148,448

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net loss	$(13,810)	$(9,996)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments available-for-sale	(1)	39
Reclassification adjustment for gains included in net loss	(615)	―
Foreign currency translation adjustment	(133)	―
Other comprehensive income (loss)	(749)	39
Comprehensive loss	$(14,559)	$(9,957)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating Activities:
Net loss	$(13,810)	$(9,996)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	980	449
Amortization of net premiums on investments	99	94
Loss (gain) on disposal of property and equipment	3	(17)
Deferred rent	213	240
Non-cash stock-based compensation	1,040	483
Realized gains on investments	(615)	—
Changes in operating assets and liabilities:
Restricted cash	1,081	769
Accounts receivable	(2,559)	(1,591)
Unbilled receivables	(1,125)	(1)
Prepaid expenses and other assets	(1,516)	54
Accounts payable and accrued expenses	(4,007)	(1,590)
Deferred revenue	(215)	(180)
Lease incentives received	—	703
Net cash used in operating activities	(20,431)	(10,583)

Investing Activities:
Capital expenditures	(889)	(1,542)
Proceeds from disposal of property and equipment	—	51
Proceeds from maturities of investments	10,590	5,235
Purchases of investments	—	(8,718)
Net cash provided by (used in) investing activities	9,701	(4,974)

Financing Activities:
Principal payments on capital leases	(6)	(14)
Principal payments on notes payable	(168)	(39)
Proceeds from notes payable	—	809
Restricted cash	(1)	(1)
Net proceeds from sales of common stock, net of offering costs of $0.2 million	—	6,425
Proceeds from the exercise of stock options and employee stock purchases	1,345	1
Net cash provided by financing activities	1,170	7,181
Effect of exchange rate on cash and cash equivalents	10	―
Net decrease in cash and cash equivalents	(9,550)	(8,376)
Cash and cash equivalents at beginning of period	119,471	17,399
Cash and cash equivalents at end of period	$109,921	$9,023

Supplemental disclosure of non-cash activities:
Sale of common stock under the 2012 Sales Agreement not settled at quarter-end	$—	$376
Property and equipment purchases included in accounts payable and accrued expenses	$214	$422
Supplemental disclosure of cash flow information:
Cash payments of interest	$52	$20

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

Note 2 – Operations

The Company’s vaccine candidates currently under development, some of which may include an adjuvant, will require significant additional research and development efforts that include extensive pre-clinical and clinical testing, and regulatory approval prior to commercial use.

As a clinical-stage biopharmaceutical company, the Company has primarily funded its operations from proceeds through the sale of its common stock in equity offerings and revenue under its contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) and, to a lesser degree, revenue under its contract with Path Vaccine Solutions (“PATH”). Management regularly reviews the Company’s cash and cash equivalents and investments against its operating budget to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to meet its product development activities.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2014, consolidated statements of operations and consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013 and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The translation of assets and liabilities to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income was $0.1 million at March 31, 2014.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment: developing recombinant nanoparticle vaccines.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	March 31, 2014	December 31, 2013
Cash	$3,944	$4,251
Money market funds	95,977	100,049
U.S. treasury security	10,000	―
Corporate debt securities	―	15,171
Cash and cash equivalents	$109,921	$119,471

Cash equivalents are recorded at cost plus accrued interest, which approximate fair value due to their short-term nature. At March 31, 2014, the Company had $0.3 million of cash held in bank accounts in Sweden.

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

Investments

At March 31, 2014, investments consist of corporate notes. Classification of marketable securities between current and non-current is dependent upon the original maturity date at purchase. Those securities purchased with original maturities greater than 90 days, but less than one year are classified as current and those with greater than one year as non-current.

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

Restricted Cash

The Company’s restricted cash includes payments received under the PATH agreement (See Note 10) until such time as the Company has paid for the work performed under the agreement. The Company has also established cash accounts that have been pledged towards the acquisition of the remaining (approximately 0.5%) outstanding minority shares in Novavax AB, which the Company is in the process of acquiring through Swedish acquisition rules. In addition, the Company’s non-current restricted cash with respect to its manufacturing, laboratory and office space in Gaithersburg, Maryland functions as collateral for letters of credit, which serve as security deposits for the duration of the leases.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding warrants, stock options and unvested restricted stock awards totaling 15,359,430 shares and 15,722,925 shares at March 31, 2014 and 2013, respectively, are excluded from the computation, as their effect is antidilutive.

Reclassification

In its Quarterly Report on Form 10-Q for the period ended March 31, 2013, the Company had recorded $0.2 million of patent costs within research and development expenses for the three months ended March 31, 2013. The Company subsequently determined that patent costs should be a general and administrative expense and these costs have been shown as a general and administrative expense for the period.

Note 4 – Acquisition Isconova AB

On July 31, 2013 (the “acquisition date”), Novavax announced the acquisition of Isconova (the “Acquisition”) pursuant to its public tender offer to acquire all outstanding shares and warrants of that company directly from holders of those securities and its private offer for all of Isconova’s outstanding stock options. As a result of the public offer for shares and warrants and private offer for stock options, Novavax issued approximately 15.6 million shares of its Common Stock valued at $41.9 million and paid cash of approximately $22,000 to acquire 99.5% of the outstanding shares and all of the outstanding stock options and warrants of Isconova. On September 6, 2013, Isconova AB was renamed “Novavax AB” and was delisted as a publicly traded company in Sweden. This transaction has been accounted for using the purchase method of accounting, with Novavax as the acquirer. The results of Novavax AB’s operations have been included in the consolidated financial statements since the acquisition date. From the acquisition date to March 31, 2014, the minority interest in Novavax AB’s net loss and stockholders’ equity is immaterial.

The preliminary allocation of the purchase price was based upon information that was available to management at the time the consolidated financial statements were prepared and is subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary area of the purchase price allocation that is not yet finalized relates to unsettled contingencies. Due to settlements in the first quarter of 2014 by Novavax AB of certain accrued contingencies related to its pre-existing contractual rights and obligations, the Company reduced the carrying value of its goodwill retrospectively as of the acquisition date related to the Acquisition by $0.8 million from $26.2 million to $25.4 million, which represents the purchase price paid in the Acquisition that was in excess of the fair value of the assets acquired and liabilities assumed. This adjustment did not have a material impact on the Company’s current or prior period financial statements. The goodwill related to the Acquisition is included in the Company’s vaccine operations because of the anticipated complementary use of Novavax AB adjuvants with its vaccine candidates discussed above. The goodwill generated from the Acquisition is not expected to be deductible for U.S. federal income tax purposes.

Note 5 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at March 31, 2014					Fair Value at December 31, 2013
	Level 1		Level 2		Level 3	Level 1	Level 2		Level 3
Assets
Auction rate security	$	―	$	―	$—	$1,790	$	―	$—
Money market funds		95,977		—	—	100,049		—	—
U.S. treasury securities		—		10,000	—	—		—	—
Corporate debt securities		—		2,907	—	—		26,978	—

Total cash equivalents and investments		$95,977		$12,907	$—	$101,839		$26,978	$—

During the three months ended March 31, 2014, the Company did not have any transfers between levels.

The amounts in the Company’s consolidated balance sheet for accounts receivables, unbilled receivables and accounts payable approximate fair value due to their short-term nature. Based on borrowing rates available to the Company, the fair value of capital leases and notes payable approximates their carrying value.

Note 6 – Investments

Investments classified as available-for-sale as of March 31, 2014 and December 31, 2013 were comprised of (in thousands):

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate security	$—	$—	$—	$—	$1,175	$615	$—	$1,790
Corporate debt securities	2,907	—	—	2,907	11,806	1	—	11,807
Total	$2,907	$—	$—	$2,907	$12,981	$616	$—	$13,597

In January 2014, the Company sold its remaining auction rate security and received proceeds of $1.8 million resulting in a realized gain of $0.6 million.

Note 7 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill for the three months ended March 31, 2014 and 2013 were as following (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$58,707	$33,141
Currency translation adjustment	(86)	—
Ending balance	$58,621	$33,141

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of March 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$11,475	$(383)	$11,092
Collaboration agreements	5,181	(355)	4,826
Total identifiable intangible assets	$16,656	$(738)	$15,918

Amortization expense for the three months ended March 31, 2014 was $0.3 million.

Estimated amortization expense for existing intangible assets for the remainder of 2014 and for each of the five succeeding years ending December 31,will be as follows (in thousands):

Year	Amount
2014 (remainder)	$830
2015	1,107
2016	1,107
2017	1,107
2018	1,107
2019	1,107

Note 8 – Stockholders’ Equity

In October 2012, the Company entered into an At Market Issuance Sales Agreement (“2012 Sales Agreement”), under which the Board of Directors of the Company (the “Board”) approved the Company’s sale of up to an aggregate of $50 million in gross proceeds of its common stock. The shares of common stock are potentially available pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board’s standing Finance Committee (the “Finance Committee”) assists with the Board’s responsibilities to monitor, provide advice to senior management of the Company and approve capital raising activities that are not otherwise approved by the Board. The Finance Committee has been authorized by the Board, absent any action by the Board to the contrary, to take any additional actions necessary to carry out the Board’s authorization of the issuance and sale of the common stock pursuant to the 2012 Sales Agreement. In doing so, the Finance Committee is authorized to set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. As of March 31, 2014, the Company had approximately $15 million available under the 2012 Sales Agreement. The most recent sales to occur under the 2012 Sales Agreement were on September 10, 2013.

Note 9 – Stock-Based Compensation

Stock Options

The Company has granted equity awards under several plans, two of which remain active. Under the 2005 Stock Incentive Plan (the “2005 Plan”), equity awards may be granted to officers, directors, employees, consultants and advisors to the Company and any present or future subsidiary. The 2005 Plan, approved in May 2005 and amended most recently in June 2013 by the Company’s stockholders, currently authorizes the grant of equity awards for up to 22,312,192 shares of common stock, which included, at the time of approval of the 2005 Plan, a maximum 5,746,468 shares of common stock subject to stock options outstanding under the Company’s 1995 Stock Option Plan (the “1995 Plan”) that may revert to and become issuable under the 2005 Plan if such options expire or otherwise terminate unexercised. The Company will seek approval at its 2014 annual meeting of stockholders to increase the number of shares of common stock available for issuance under the 2005 Plan by 4,000,000 shares. The term of the Company’s 1995 Plan has expired and no new awards will be made under the 1995 Plan; however, outstanding stock options remain in existence in accordance with their terms.

Under the 2005 Plan and the 1995 Plan, incentive stock options, having a maximum term of 10 years, can be or were granted at no less than 100% of the fair value of the Company’s common stock at the time of grant and are generally exercisable over periods ranging from six months to four years. There is no minimum exercise price for non-statutory stock options.

Stock Options Awards

The following is a summary of option activity under the 2005 Plan and the 1995 Plan for the three months ended March 31, 2014:

	2005 Stock Incentive Plan		1995 Stock Option Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2014	11,788,100	$1.87	188,150	$5.04
Granted	4,009,000	$6.03	—	$—
Exercised	(379,287)	$2.00	(32,450)	$4.81
Canceled	(93,750)	$2.60	(137,000)	$5.97
Outstanding at March 31, 2014	15,324,063	$2.95	18,700	$2.51
Shares exercisable at March 31, 2014	5,586,387	$1.87	18,700	$2.51

Shares available for grant at March 31, 2014	2,685,719

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Weighted-average Black-Scholes fair value of stock options granted	$2.63	$1.00
Risk-free interest rate	1.24%-2.22%	0.62%-1.34%
Dividend yield	0%	0%
Volatility	52.47%-67.93%	69.23%-73.72%
Expected term (in years)	4.04-6.96	4.06-7.05
Expected forfeiture rate	0%-23.15%	0%-23.15%

The aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding as of March 31, 2014 was approximately $30.3 million and 8.1 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable as of March 31, 2014 was approximately $15.0 million and 6.5 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was $1.4 million and less than $0.1 million, respectively.

Employee Stock Purchase Plan

The Company received approval at its 2013 annual meeting of stockholders to adopt an Employee Stock Purchase Plan (the “ESPP”), which authorized an aggregate of 2,000,000 shares of Common Stock to be purchased, which increases 5% on each anniversary of its adoption up to a maximum of 3,000,000 shares. The ESPP allows employees to purchase shares of Common Stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At March 31, 2014, there were 1,811,176 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
2014
Weighted-average Black-Scholes fair value of ESPP shares granted	$0.97-$1.79
Risk-free interest rate	0.11%-0.14%
Dividend yield	0%
Volatility	53.80%-67.57%
Expected term (in years)	0.5-1.0
Expected forfeiture rate	5%

Restricted Stock Awards

Under the 2005 Plan, the Company has granted restricted stock awards subject to certain performance-based and/or time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the three months ended March 31, 2014:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2014	16,667	$1.39
Restricted stock granted	—	$—
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Outstanding and Unvested at March 31, 2014	16,667	$1.39

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$524	$217
General and administrative	516	266
Total stock-based compensation expense	$1,040	$483

As of March 31, 2014, there was approximately $11.6 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested options and restricted stock awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.7 years. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 10 – U.S. Government Agreement, Joint Venture and Collaborations

HHS BARDA Contract for Recombinant Influenza Vaccines

In February 2011, the Company was awarded a contract from HHS BARDA valued at $97 million for the first three-year base-period, which was extended in February 2014 by seven months to September 2014, with an HHS BARDA option for an additional two-year period valued at $79 million. This extension of the base period is intended to allow the Company to continue to access the remainder of the base-period funding. The HHS BARDA contract award provides significant funding for the Company’s ongoing clinical development and product scale-up of both its seasonal and pandemic influenza vaccine candidates. This is a cost-plus-fixed-fee contract in which HHS BARDA reimburses the Company for allowable direct contract costs, allowable indirect costs and a fixed-fee earned in the development of the Company’s multivalent seasonal and monovalent pandemic influenza vaccine candidates. HHS BARDA originally directed the Company to develop its monovalent pandemic influenza vaccine against the A(H5N1) strain. In February 2014, the Company amended its contract with HHS BARDA to prioritize its development efforts on a monovalent pandemic influenza vaccine against the A(H7N9) strain with a Phase 1/2 clinical trial using its H7N9 candidate and Matrix-M adjuvant, which began in the first quarter of 2014. HHS BARDA has also indicated that, while not a current development priority, the Company’s H5N1 vaccine program remains a viable potential development opportunity under the contract. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit by the U.S government of fiscal years 2011 and 2012 has been completed as of the date of this filing, the results of which had no impact on the Company’s 2011 and 2012 financial statements previously filed with the SEC. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly. The Company recognized revenue of approximately $5.3 million in the three months ended March 31, 2014, and has recognized approximately $57 million in revenue since the inception of the contract.

Under certain circumstances, HHS BARDA reimbursements may be delayed or even potentially withheld. In March 2012, the Company decided to conduct a Phase 2 clinical trial of its quadrivalent seasonal influenza vaccine candidate in Australia (“205 Trial”) under appropriate local regulatory authorization. Based on the Company’s discussions with HHS BARDA in 2012, the outside clinical trial costs for the 205 Trial may only be submitted for reimbursement to HHS BARDA and recorded as revenue by the Company after it submits the clinical trial data in a future quadrivalent investigational new drug application (“Quadrivalent IND”). The Quadrivalent IND is expected to be submitted shortly before the Company initiates the next Phase 2 dose-confirmatory clinical trial, which is currently expected in the fourth quarter of 2014. The outside clinical trial costs of the 205 Trial conducted in 2012 total $2.9 million. These costs have been recorded as an expense and are included in cost of government contracts revenue.

CPL Biologicals Private Limited (“CPLB”) Joint Venture

In 2009, the Company formed a joint venture with Cadila Pharmaceuticals Limited (“Cadila”) named CPL Biologicals Private Limited (“CPLB”) to develop and manufacture vaccines, biological therapeutics and diagnostics in India. CPLB is owned 20% by the Company and 80% by Cadila. The Company accounts for its investment in CPLB using the equity method. CPLB has incurred losses since it inceptions; however, the Company has not recorded any losses related to this investment because the carrying value of the Company’s initial investment was nominal and there is no guarantee or commitment to provide future funding.

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

PATH Clinical Development Agreement

In July 2012, the Company entered into a clinical development agreement with PATH to develop its RSV F-protein nanoparticle vaccine candidate (“RSV F vaccine candidate”) to protect against RSV through maternal immunization in low-resource countries (the “RSV Collaboration Program”). Under the RSV Collaboration Program, the Company has been awarded approximately $6 million, including $3.5 million in funding pursuant to a December 2013 amendment to partially support the Company’s Phase 2 dose-ranging clinical trial in 720 women of childbearing age, which was launched in October 2013. The Company retains global rights to commercialize the product and has made a commitment to make the vaccine affordable and available in low-resource countries. To the extent PATH elects to continue to fund 50% of the Company’s external clinical development costs for the RSV Collaboration Program, but the Company does not continue development, the Company would then grant PATH a fully-paid license to its technology for its RSV F vaccine candidate for use in pregnant women in such low-resource countries. The Company recognized revenue of approximately $1.2 million in the three months ended March 31, 2014, and has recognized approximately $5 million in revenue since the inception of the agreement. Revenue under this arrangement is being recognized under the proportional performance method and earned in proportion to the contract costs incurred in performance of the work as compared to total estimated contract costs. Costs incurred under this agreement represent a reasonable measurement of proportional performance of the services being performed.

Note 11 – Master Services Agreement with Cadila

In connection with CPLB, the Company and Cadila entered into a master services agreement pursuant to which the Company may request services from Cadila in the areas of biologics research, pre-clinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services in India. In July 2011, and subsequently in March 2013 and March 2014, in each case the Company and Cadila amended the master services agreement to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 31, 2015, the amount of services provided by Cadila is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. Through March 31, 2014, the Company has purchased $3.4 million in services from Cadila pursuant to this agreement, which includes services provided, since the beginning of 2013, by CPLB to the Company on behalf of Cadila pursuant to an October 2013 amendment authorizing such CPLB services. During the three months ended March 31, 2014, CPLB provided $0.3 million of such services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this report, about the expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (Novavax, and together with its subsidiary, Novavax AB, the Company, we or us) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements regarding our expectations regarding future revenue and expense levels; potential market sizes and demand for our products candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the future development of our product candidates; the conduct, timing and results of clinical trials; plans for and potential timing of regulatory filings; reimbursement by Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA); our available cash resources and the availability of financing generally, our plans regarding partnering activities and business development initiatives, and other factors referenced herein. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different than actual results. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the progress, timing or success of our clinical trials; difficulties or delays in development, testing, GMP manufacturing and scale-up, obtaining regulatory approval for producing and marketing our product candidates; regulatory developments in the U.S. or in foreign countries; decisions by regulatory authorities and HHS BARDA; the risks associated with our reliance on collaborations for the development and commercialization of our product candidates; unexpected adverse side effects or inadequate efficacy of our product candidates that could delay or prevent product development or commercialization, or that could result in recalls or product liability claims; our ability to attract and retain key scientific, management or operational personnel; the size and growth potential of the markets for our product candidates and our ability to serve those markets; the scope and validity of patent protection for our product candidates; competition from other pharmaceutical or biotechnology companies; our ability to establish and maintain strategic collaborations or to otherwise obtain additional financing to support our operations on commercially reasonable terms; successful administration of our business and financial reporting capabilities; and other risks identified under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur as we contemplate, and actual results could differ materially from those anticipated or implied by the forward-looking statements and we therefore caution readers not to place undue reliance on such forward-looking statements contained in this Quarterly Report.

We cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Novavax, Inc. (Novavax, and together with its subsidiary, Novavax AB, the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of recombinant protein nanoparticle vaccines and adjuvants. Our vaccine technology platform is based on proprietary recombinant nanoparticle vaccine technology that includes virus-like particles (“VLPs”) vaccines and nanoparticle vaccines. In each case, these vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important proteins. Our vaccine product pipeline targets a variety of infectious diseases with candidates currently in clinical development for seasonal influenza, pandemic influenza and respiratory syncytial virus (“RSV”). We operate in one business segment: developing recombinant vaccines. Therefore, our results of operations are discussed on a consolidated basis.

Through our Swedish subsidiary, Novavax AB (formerly Isconova AB), we are also developing proprietary technology for the production of immune stimulating saponin-based adjuvants, which we expect to utilize in conjunction with our pandemic influenza vaccine candidates and potentially with other vaccine candidates that may benefit from such an adjuvant. Our MatrixTM adjuvant technology utilizes selected quillaja fractions, which form separate matrix structures, to develop modern, multi-purpose immune-modulating adjuvant products for a broad range of potential vaccine applications. We acquired the Matrix technology through our acquisition of Isconova AB in the third quarter of 2013 because we believe this saponin-based adjuvant technology is a powerful complement to our recombinant vaccine programs. Our lead adjuvant for human applications, Matrix-MTM, is in clinical trials with our partner Genocea Biosciences in its vaccine candidate against herpes simplex virus type 2. Also, during the first quarter of 2014, under our contract with HHS BARDA, we initiated a clinical trial using Matrix-M in combination with our H7N9 vaccine candidate.

Our joint venture with Cadila Pharmaceuticals Limited (“Cadila”), named CPL Biologicals Private Limited (“CPLB”), is developing and manufacturing vaccines, biological therapeutics and diagnostics in India. CPLB is owned 20% by us and 80% by Cadila. CPLB operates a state-of-the-art manufacturing facility in India for the production of vaccines and is actively developing a number of vaccine candidates that were genetically engineered by us.

Clinical Product Pipeline

A current summary of our significant research and development programs and status of related products in development follows:

Program	Development Phase	Collaborator

Respiratory Syncytial Virus (RSV)
• Maternal Immunization	Phase 2	PATH
• Elderly	Phase 1
• Pediatric	Pre-clinical

Influenza
• Seasonal Quadrivalent	Phase 2	HHS BARDA/LGLS
• Pandemic (H7N9)[1]	Phase 1/2	HHS BARDA/LGLS
• Pandemic (H5N1)[1]	Phase 1	HHS BARDA/LGLS

Combination (Influenza/RSV)	Pre-clinical

CPLB Programs (India)
• Seasonal Trivalent Influenza	Phase 1/2
• Pandemic (H1N1) Influenza	Phase 1/2
• Rabies	Phase 1/2

____________________________

1 Although we initiated development of our pandemic influenza vaccine program under our contract with HHS BARDA against the A(H5N1) strain, because of concern over the potential mutation and spread of the A(H7N9) influenza strain in China, we independently initiated a second pandemic vaccine program in the first half of 2013 against A(H7N9). In February 2014, we amended our contract with HHS BARDA to re-prioritize our development efforts on a pandemic influenza vaccine against the A(H7N9) strain with a Phase 1/2 clinical trial using our H7N9 candidate and Matrix-M™ adjuvant, which began in the first quarter of 2014. HHS BARDA has also indicated that, while not a current development priority, the H5N1 vaccine program remains a viable potential development opportunity under our contract.

Respiratory Syncytial Virus (RSV)

RSV is a widespread disease that causes infections of the lower respiratory tract. While RSV affects persons of all ages, it acutely impacts infants, the elderly, young children and others with compromised immune systems. Current estimates indicate that RSV is responsible for over 30 million new acute lower respiratory infection episodes and between 150,000 and 200,000 deaths in children under five years old.2 In the U.S., nearly all children become infected with RSV before they are two years old; it has been associated with 20% of hospitalizations and 15% of office visits for acute respiratory infection in young children.[3] The World Health Organization (WHO) estimates that the global disease burden for RSV is 64 million cases. Because there is no approved prophylactic vaccine, the unmet medical need of an RSV vaccine has the potential to protect millions of patients from this far-reaching disease.

We are developing a RSV F-protein nanoparticle vaccine candidate (RSV F vaccine candidate) to prevent RSV disease, and are looking at three susceptible target populations: infants who may receive protection through antibodies transferred from their mothers who would be immunized during the last trimester of pregnancy, the elderly and young children.

Maternal Immunization Development Program — Clinical Experience

In April 2013, we announced top-line data from a Phase 2 dose-ranging clinical trial in women of childbearing age that were similar to, or exceeded, immune responses seen in our first Phase 1 clinical trial. This randomized, blinded, placebo-controlled Phase 2 clinical trial evaluated the safety and immunogenicity of two dose levels of our RSV F vaccine candidate, with and without an aluminum phosphate adjuvant, in 330 women of childbearing age. We further reported that the vaccine candidate was well-tolerated, the two-dose alum-adjuvanted groups showed a 13 to 16-fold rise in anti-F IgG antibodies to the F protein compared to a six to ten-fold rise in the non-alum groups. In addition, Palivizumab-like antibodies (antibodies that demonstrate protection similar to the monoclonal antibody currently marketed as a therapeutic to SEV) titers rose eight to nine-fold with four-fold rises in 92% of subjects in the two-dose alum-adjuvanted groups.

In April 2014, we announced top-line data from a Phase 2 dose-confirmatory trial clinical trial of our RSV F protein nanoparticle vaccine candidate in 720 women of childbearing age. The randomized, blinded, placebo-controlled Phase 2 study was designed to evaluate the immunogenicity and safety of multiple formulations of the vaccine candidate adjuvanted with aluminum phosphate. We reported that the vaccine candidate was well-tolerated with no vaccine-related serious adverse events. In addition, we reported that the highest immune responses, as measured by RSV F and palivizumab-like antibody levels, were achieved in a single dose formulation, which also demonstrated rapid and sustainable increases in those antibody levels. These data, along with the data from our other RSV F vaccine candidate clinical trials are expected to support the advancement of our maternal immunization program in pregnant women; we have requested a Type C meeting with the FDA in support of the planned initiation of a Phase 2 clinical trial of our RSV F vaccine candidate in pregnant women in the fourth quarter of 2014.

Elderly Development Program — Clinical Experience

In July 2013, we announced top-line data from the Phase 1 clinical trial in the elderly that was initiated in October 2012. This clinical trial was a randomized, blinded, placebo-controlled Phase 1 clinical trial that evaluated the safety and immunogenicity in 220 enrolled elderly adults, 60 years of age and older, who received a single intramuscular injection of our RSV F vaccine candidate (with and without alum) or placebo plus a single dose of licensed influenza vaccine or placebo at days 0 and 28. The top-line data further corroborated our previous clinical experiences with our RSV F vaccine candidate: we reported that the vaccine candidate was well-tolerated, that the higher dose groups had better overall immune responses than the lower dose groups and that essentially undetectable Day 0 levels of antibodies that compete with palivizumab increased to between 80% and 97% of active vaccine recipients by Day 28. We are considering potential development opportunities in the elderly that could include a dose-confirmatory clinical trial in late 2014 or early 2015.

_______________________

2 Nair, H., et al., (2010) Lancet. 375:1545 – 1555

3 Hall, CB, et al., (2009) N Engl J Med. 360(6):588-98.

Pediatric Development Program — Pre-clinical Experience

While the burden of RSV disease falls heavily on newborn infants, RSV is also a prevalent and currently unaddressed problem in pediatric patients. This third market segment for our RSV F vaccine candidate remains an important opportunity. We expect to initiate clinical trials in pediatric subjects as “step-downs” from our past clinical trials in healthy adults. We also expect that our clinical experience in pregnant women will be equally important to understanding a vaccine for this patient population. Our pre-clinical development efforts support such a clinical development plan that is expected to be launched in late 2014.

PATH Vaccine Solutions (PATH) Clinical Development Agreement

In July 2012, we entered into a clinical development agreement with PATH to develop our RSV F vaccine candidate to protect against RSV through maternal immunization in low-resource countries (our RSV Collaboration Program). Under our RSV Collaboration Program, we have been awarded approximately $6 million, including $3.5 million in funding pursuant to a December 2013 amendment to partially support our Phase 2 dose-confirmation clinical trial in 720 women of childbearing age, as described above. We retain global rights to commercialize the product and plan to support PATH in its goal to make an RSV maternal vaccine product affordable and available in low-resource countries. To the extent PATH elects to continue to fund 50% of our external clinical development costs for the RSV Collaboration Program, but we do not continue development, we would then grant PATH a fully-paid license to our technology for our RSV F vaccine candidate for use in pregnant women in such low-resource countries.

Influenza

Seasonal Influenza Vaccine

Developing and commercializing a Novavax seasonal influenza vaccine remains an important strategic goal and viable opportunity for us. The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention recommends that all persons aged six months and older should be vaccinated annually against seasonal influenza. In conjunction with this universal recommendation, attention from the 2009 influenza H1N1 pandemic, along with reports of other cases of avian-based influenza strains, has increased public health awareness of the importance of seasonal influenza vaccination, the market for which is expected to continue to grow worldwide in both developed and developing global markets.

There are currently four quadrivalent influenza vaccines licensed in the U.S., but in the coming years, additional seasonal influenza vaccines are expected to be produced and licensed within and outside of the U.S. in a quadrivalent formulation (four influenza strains: two influenza A strains and two influenza B strains), as opposed to trivalent formulations (three influenza strains: two influenza A strains and one influenza B strain). With two distinct lineages of influenza B viruses circulating, governmental health authorities have advocated for the addition of a second influenza B strain to provide additional protection. Current estimates for seasonal influenza vaccines growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show potential growth from the current market of approximately $3.2 billion (2012/13 season) to $5.3 billion by the 2021/2022 season.[4] Recombinant seasonal influenza vaccines, like the candidate we are developing, have an important advantage: once licensed for commercial sale, large quantities of vaccines can be quickly and cost-effectively manufactured without the use of either the live influenza virus or chicken eggs.

Top-line data from our most recent Phase 2 clinical trial for our quadrivalent influenza vaccine candidate were announced in July 2012. In that clinical trial, our quadrivalent VLP vaccine candidate demonstrated immunogenicity against all four viral strains based on HAI responses at day 21, and was also well-tolerated, as evidenced by the absence of any observed vaccine-related serious adverse events and an acceptable reactogenicity profile. Our vaccine candidate met the FDA accelerated approval seroprotection rates criterion for all four viral strains. The potential to fulfill the seroconversion rates criterion was demonstrated for three of the four viral strains. The fourth strain, B/Brisbane/60/08, despite fulfilling the seroprotection criterion, failed to demonstrate a satisfactory seroconversion rate. Following our last Phase 2 clinical trial, we focused our seasonal influenza vaccine candidate activities on locking the manufacturing process that is expected to provide consistent and enhanced immune responses in all strains. We completed these activities in September 2013. We have begun preliminary manufacturing work for the A and B strain influenza VLPs to be used in the next Phase 2 clinical trial with our quadrivalent vaccine candidate, which we expect to initiate in the fourth quarter of 2014.

Pandemic Influenza Vaccine

In the aftermath of the 2009 H1N1 influenza pandemic, preventing a human influenza pandemic remains a key priority with both governmental health authorities and influenza vaccine manufacturers. In the U.S. alone, the 2009 H1N1 pandemic led to the production of approximately 126 million doses of monovalent (single strain) vaccine. Public health awareness and government preparedness for the next potential influenza pandemic are driving development of vaccines that can be manufactured quickly against a potentially threatening influenza strain. Until the spring of 2013, industry and health experts focused attention on developing a monovalent H5N1 influenza vaccine as a potential key defense against a future pandemic threat; however, recent attention from a significant number of reported cases in China of an avian-based influenza strain of H7N9 has shifted to the potential development of an H7N9 influenza vaccine.

In collaboration with HHS BARDA, we have now developed and delivered compelling safety and immunogenicity data on two pandemic vaccine candidates, H5N1 and H7N9, which provide the U.S. government with alternatives to dealing with future potential threats. In October 2012, under our collaboration with HHS BARDA, we reported positive results from two Phase 1 clinical trials of our pandemic (H5N1) vaccine candidate in combination with two different adjuvants, both of which are designed to improve the immunogenicity of vaccines at lower doses and thus provide antigen dose-sparing. The top-line data demonstrated safety and immunogenicity of varying dose-levels of the vaccine, with and without adjuvant, and further demonstrated statistically significant robust adjuvant effects on immune response.

In April 2013, we initiated manufacturing of a new monovalent influenza vaccine candidate against prototype A(H7N9). This strain was first recognized by Chinese health authorities as a potential pandemic influenza threat in late March 2013. In a three month period, we developed a recombinant baculovirus expressing the published A(H7N9) viral HA and NA gene sequences, developed and purified a VLP vaccine antigen, conducted multiple animal studies and initiated a Phase 1 clinical trial in Australia independent of our HHS BARDA contract. In November 2013, we announced the publication of the clinical results from the Phase 1 clinical trial in The New England Journal of Medicine. The publication highlighted the fact that 81% of subjects treated with a 5ug dose of vaccine with a saponin-based adjuvant achieved protective HAI levels, and 97% of subjects showed an anti-neuraminidase antibody response. We achieved protective levels from vaccinations within 116 days of the announcement of the H7N9 outbreak from the industry’s first clinical trial of a vaccine against an A(H7N9) influenza strain.

_______________________

4 Influenza Vaccines Forecast. Datamonitor (2013)

In February 2014, we modified our contract with HHS BARDA to focus our development on a monovalent pandemic influenza vaccine against the A(H7N9) strain with a Phase 1/2 clinical trial conducted in the U.S. using our H7N9 candidate and Matrix-M adjuvant. The first subjects were enrolled in the first quarter of 2014 and top-line data is expected to be released in the second half of 2014; HHS BARDA has also indicated that, while not a current development priority, our H5N1 vaccine program remains a viable potential development opportunity under our contract.

Potential Accelerated Approval Pathway for Influenza

In the past, we have referenced attainment of accelerated approval immunogenicity endpoints for seroprotection and seroconversion as a potential pathway for licensure of our influenza vaccines. The criteria for granting such accelerated approval of a Biologics License Application (BLA, the biologic equivalent to a New Drug Application or NDA) for new seasonal and pandemic influenza vaccines was published by the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (FDA). Under FDA guidance, developers that can demonstrate results that meet or exceed certain specified immunogenicity endpoint criteria in their clinical trials may, at the FDA’s discretion, be granted a license to market a product prior to submission of traditional clinical endpoint efficacy trial data. It should be noted that FDA licensure based on accelerated approval nevertheless requires sponsors to conduct a post-licensure clinical endpoint efficacy study to demonstrate the clinical benefit of the vaccine, which would thereby support traditional approval of the vaccine. Because it is not possible to conduct a clinical endpoint efficacy study for a pandemic vaccine in advance of a declared pandemic, FDA’s pandemic guidance allows for submission of seasonal influenza clinical efficacy data for the purpose of confirming clinical benefit of a pandemic vaccine manufactured by the same process. Thus, the demonstration of efficacy with a seasonal vaccine provides a key link between the seasonal and pandemic programs. Accelerated approval further necessitates a shortage of influenza vaccine relative to the total population recommended to receive such vaccine, a situation that persists with seasonal influenza vaccines.

Although we have not ruled out this accelerated approval approach, particularly for our pandemic program or certain subject populations within the seasonal influenza program, we do not expect to pursue accelerated approval of our quadrivalent seasonal influenza vaccine, largely because of the uncertainty as to whether the accelerated approval pathway will be available to us at the time of our BLA submissions and the unknown ability of current and new influenza strains to meet such accelerated approval criteria. We are planning, therefore, to pursue traditional licensure of our quadrivalent seasonal influenza vaccine by conducting a clinical endpoint efficacy study for the purpose of submitting the data within the original BLA. Positive efficacy data would also support the requirement for clinical efficacy data for our pandemic vaccine program. We plan to discuss with the FDA our licensure pathways (both the traditional pathway for seasonal and possible accelerated pathways for pandemic and certain subject populations within the seasonal program) during future formal meetings. The likely impact of such an efficacy trial would be an additional year or more before the FDA grants licensure to our seasonal influenza vaccine.

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA awarded us a contract in February 2011, which funds the development of both our seasonal and pandemic influenza vaccine candidates. The contract, valued at $97 million for the first three-year base-period, was extended in February 2014 by seven months to September 2014; this extension is intended to allow us to continue to access the remainder of the base-period funding. In addition, the contract provides $79 million for an HHS BARDA optional two-year period. Our contract with HHS BARDA is a cost-plus-fixed-fee contract in which they reimburse us for allowable direct contract costs, allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of our multivalent seasonal and monovalent pandemic influenza vaccine candidates. HHS BARDA originally directed us to develop our monovalent pandemic influenza vaccine against the A(H5N1) strain. With the recent amendment, we are developing our monovalent pandemic influenza vaccine against the A(H7N9) strain; nevertheless, our H5N1 vaccine program, while not a current development priority, remains a viable potential development opportunity under the contract. We recognized revenue of approximately $5.3 million during the first quarter of 2014, and have recognized approximately $57 million in revenue since the inception of the contract. Under certain circumstances, HHS BARDA reimbursements may be delayed or even potentially withheld. In March 2012, we decided to conduct a Phase 2 clinical trial of our quadrivalent seasonal influenza vaccine candidate in Australia (the 205 Trial) under appropriate local regulatory authorization. Based on our discussions with HHS BARDA in 2012, the outside clinical trial costs for the 205 Trial may only be submitted for reimbursement to HHS BARDA and recorded as revenue by us after we submit the clinical trial data in a future quadrivalent investigational new drug application (Quadrivalent IND). The Quadrivalent IND is expected to be submitted shortly before we initiate the next Phase 2 dose-confirmatory clinical trial, which is currently expected in the fourth quarter of 2014. The outside clinical trial costs of the 205 Trial conducted in 2012 total $2.9 million. These costs have been recorded as an expense and are included in cost of government contracts revenue.

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

Combination Respiratory (Influenza and RSV)

Given the ongoing development of our seasonal influenza vaccine candidate and our RSV F vaccine candidate, we see an important opportunity to develop a combination respiratory vaccine. This opportunity presents itself most evidently in the elderly population, although we have not ruled out developing a combination respiratory vaccine for younger persons, including children and infants. Early pre-clinical development efforts and data from animal models have given us confidence that such a combination vaccine is viable and provides acceptable immunogenicity. We intend to explore this development opportunity by conducting a Phase 1 clinical trial in such a combination vaccine in late 2014 or early 2015.

CPLB Programs (India)

Influenza

CPLB initiated Phase 1/2 clinical trials on its seasonal trivalent VLP vaccine candidate and pandemic H1N1 influenza vaccine candidate in 2012. The results of these trials showed safety and immunogenicity data similar to our experiences, particularly when taking into account differences between the Indian subjects’ baseline titers and the baseline titers of the subjects in our trials. In October 2013, CPLB initiated the manufacture of Phase 3 material in anticipation of starting Phase 3 clinical trials for both vaccine candidates in 2014, applications for which have been approved by the office of the Drug Controller General of India.

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

Discovery Programs

Our vaccine platform technology provides an efficient system to rapidly develop antigens to selected targets, refine manufacturing processes and optimize development across multiple vaccine candidates. We pay close attention to global reports of emerging diseases for which there do not appear to be immediate cures and where a vaccine protocol could offer potential protection. In addition to our response to the A(H7N9) influenza strain (see discussion above), we have been monitoring reports concerning the Middle East Respiratory Syndrome Coronavirus (MERS), a novel coronavirus first identified in September 2012 by an Egyptian virologist. MERS has become an emerging threat in 2013, with more than 370 confirmed cases of infection and more than 100 deaths. The MERS virus is a part of the coronavirus family that includes the severe acute respiratory syndrome coronavirus (SARS). Because of the public health priority given to MERS, within weeks of getting the virus’ sequence, we successfully produced a vaccine candidate designed to provide protection against MERS. This vaccine candidate, which was made using our recombinant nanoparticle vaccine technology, is based on the major surface spike protein, which we had earlier identified as the antigen of choice in our work with a SARS vaccine candidate. In April 2014, in collaboration with the University of Maryland School of Medicine, we published results that showed our investigational vaccine candidates against both MERS and SARS blocked infection in laboratory studies. Although the development of a MERS vaccine candidate currently remains a pre-clinical program, we believe that our MERS vaccine candidate offers a viable option to interested global public health authorities.

Sales of Common Stock

In October 2012, we entered into an At Market Issuance Sales Agreement (2012 Sales Agreement), under which our Board of Directors (the Board) approved the sale of up to an aggregate of $50 million in gross proceeds of our common stock. The shares of common stock are potentially available pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board’s standing Finance Committee (the Finance Committee) assists with the Board’s responsibilities to monitor, provide advice to our senior management and approve capital raising activities that are not otherwise approved by the Board. The Finance Committee has been authorized by the Board, absent any action by the Board to the contrary, to take any additional actions necessary to carry out the Board’s authorization of the issuance and sale of the common stock pursuant to the 2012 Sales Agreement. In doing so, the Finance Committee is authorized to set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. As of March 31, 2014, we have approximately $15 million available under the 2012 Sales Agreement. The most recent sales to occur under the 2012 Sales Agreement were on September 10, 2013.

Critical Accounting Policies and Use of Estimates

There are no material changes to the Company’s critical accounting policies as described in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC.

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

Three Months Ended March 31, 2014 and 2013 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended March 31,
	2014	2013	Change 2013 to 2014
Revenue:
Total revenue	$7,462	$3,833	$3,629

Revenue for the three months ended March 31, 2014 was $7.5 million as compared to $3.8 million for the same period in 2013, an increase of $3.6 million or 95%. Revenue for the three months ended March 31, 2014 and 2013 is primarily comprised of services performed under the HHS BARDA contract and the PATH clinical development agreement, and to a lesser extent in 2014, revenue of $0.8 million from recently acquired Novavax AB. The increase in revenue is primarily due to the higher level of activity in the three months ended March 31, 2014 associated with our Phase 1/2 pandemic (H7N9) clinical trial and preliminary manufacturing work for our Phase 2 seasonal influenza clinical trial under the HHS BARDA contract, as compared to the same period in 2013 when no similar clinical trials were initiated. We also had increased revenue in the three months ended March 31, 2014 associated with our Phase 2 clinical trial in women of childbearing age under the PATH clinical development agreement.

For 2014, we expect a significant increase in revenue associated with our increased clinical trial and product development activities under the HHS BARDA contract to support the initiation of later-stage clinical trials of our seasonal influenza and pandemic (H7N9) influenza vaccine candidates.

Costs and Expenses:

	Three Months Ended March 31,
	2014	2013	Change 2013 to 2014
Costs and Expenses:
Cost of government contracts revenue	$3,021	$1,712	$1,309
Research and development	14,518	9,256	5,262
General and administrative	4,308	2,870	1,438
Total costs and expenses	$21,847	$13,838	$8,009

Cost of Government Contracts Revenue

Cost of government contracts revenue includes direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. Cost of government contracts revenue increased to $3.0 million for the three months ended March 31, 2014 from $1.7 million for the same period in 2013, an increase of $1.3 million, or 76%. The increase in cost of government contracts revenue is primarily related to the costs of our Phase 1/2 clinical trial using our H7N9 candidate and Matrix-M adjuvant. For 2014, we expect a significant increase in cost of government contracts revenue associated with our increased clinical trial and product development activities under the HHS BARDA contract to support the initiation of later-stage clinical trials of our seasonal influenza and pandemic (H7N9) influenza vaccine candidates.

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs such as, fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses increased to $14.5 million for the three months ended March 31, 2014 from $9.3 million for the same period in 2013, an increase of $5.3 million, or 57%. Excluding the increase in research and development expenses of $1.8 million from recently acquired Novavax AB, the increase in research and development expenses was primarily due to higher employee-related and, to a lesser degree, facility costs. For 2014, we expect a significant increase in research and development expenses primarily due to additional RSV F vaccine candidate clinical trials and employee-related costs to support product development of our RSV F vaccine candidate and other potential vaccine candidates.

Costs and Expenses by Functional Area

We track our cost of government contracts revenue and research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At March 31, 2014, we had 188 employees dedicated to our research and development programs versus 119 employees as of March 31, 2013. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our cost of government contracts revenue and research and development expenses by functional area for the three months ended March 31 (in millions).

	2014	2013
Manufacturing	$10.3	$5.9
Vaccine Discovery	1.3	1.3
Clinical and Regulatory	5.9	3.8
Total cost of government contracts revenue and research and development expenses	$17.5	$11.0

We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with vaccine development. As we obtain data from pre-clinical studies and clinical trials, we may elect to discontinue or delay clinical trials in order to focus our resources on more promising vaccine candidates. Completion of clinical trials may take several years or more, but the length of time can vary substantially depending upon the phase, size of clinical trial, primary and secondary endpoints and the intended use of the vaccine candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including: the number of patients who participate in the clinical trials and the specific patient population; the number of sites included in the clinical trials; if clinical trial locations are domestic, international or both; the time to enroll patients; the duration of treatment and follow-up; the safety and efficacy profile of the vaccine candidate; and the cost and timing of, and the ability to secure, regulatory approvals.

As a result of these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when, and to what extent, we will generate future cash flows from our research projects.

General and Administrative Expenses

General and administrative expenses increased to $4.3 million for the three months ended March 31, 2014 from $2.9 million for the same period in 2013, an increase of $1.4 million, or 50%. Excluding the increase in general and administrative expenses of approximately $0.4 million from recently acquired Novavax AB, the increase was primarily due to higher professional fees and employee-related costs. For 2014, we expect general and administrative expenses to increase primarily due to a full year of expenses relating to Novavax AB and pre-commercialization activities.

Other Income (Expense):

	Three Months Ended March 31,
	2014	2013	Change 2013 to 2014
Other Income (Expense):
Interest income	$12	$48	$(36)
Interest expense	(52)	(22)	(30)
Realized gains on investments	615	―	615
Total other income (expense)	$575	$26	$549

We had total other income of $0.6 million for the three months ended March 31, 2014 compared to total other income of less than $0.1 million for the same period in 2013. For the three months ended March 31, 2014, we sold our remaining auction rate security and received proceeds of $1.8 million resulting in a realized gain of $0.6 million.

Net Loss:

	Three Months Ended March 31,
	2014	2013	Change 2013 to 2014
Net Loss:
Net loss	$(13,810)	$(9,996)	$(3,814)
Net loss per share	$(0.07)	$(0.07)	$0.00
Weighted shares outstanding	208,927	148,448	60,479

Net loss for the three months ended March 31, 2014 was $13.8 million, or $0.07 per share, as compared to $10.0 million, or $0.07 per share, for the same period in 2013, an increased net loss of $3.8 million. The increased net loss was primarily due to higher research and development spending, including higher employee-related costs.

The increase in weighted average shares outstanding for the three months ended March 31, 2014 as compared to the same period in 2013 is primarily a result of sales of our common stock in 2013 and shares issued in connection with the acquisition of Isconova AB.

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

As of March 31, 2014, we had $112.8 million in cash and cash equivalents and investments as compared to $133.1 million as of December 31, 2013. These amounts consisted of $109.9 million in cash and cash equivalents and $2.9 million in investments as of March 31, 2014 as compared to $119.5 million in cash and cash equivalents and $13.6 million in investments at December 31, 2013.

The following table summarizes cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Change 2013 to 2014
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(20,431)	$(10,583)	$(9,848)
Investing activities	9,701	(4,974)	14,675
Financing activities	1,170	7,181	(6,011)
Effect on exchange rate on cash and cash equivalents	10	―	10
Net decrease in cash and cash equivalents	(9,550)	(8,376)	(1,174)
Cash and cash equivalents at beginning of period	119,471	17,399	102,072
Cash and cash equivalents at end of period	$109,921	$9,023	$100,898

Net cash used in operating activities increased to $20.4 million for the three months ended March 31, 2014 as compared to $10.6 million for the same period in 2013. The increase in cash usage was primarily due to increased costs relating to our RSV clinical trials and higher employee-related costs and timing of customer and vendor payments.

During the three months ended March 31, 2014 and 2013, our investing activities consisted of purchases and maturities of investments and capital expenditures. In the three months ended March 31, 2014, we primarily utilized our investments to fund operations and increase our cash balances. In the same period in 2013, we primarily purchased investments to increase our rate of return on our investments relative to returns available to money market funds. Capital expenditures for the three months ended March 31, 2014 and 2013 were $0.9 million and $1.5 million, respectively. The decrease in capital expenditures was primarily due to purchase of laboratory equipment and tenant improvements relating to our new manufacturing facility in 2013. In 2014, we expect our level of capital expenditures to be consistent with our 2013 spending.

Our financing activities consisted of stock option exercises and purchases under our employee stock purchase plan in the three months ended March 31, 2014 and sales of our common stock in the three months ended March 31, 2013. In the three months ended March 31, 2013, we received net proceeds of $6.4 million through our 2012 Sales Agreements at an average sales price of $2.12 per share.

We have entered into agreements with outside providers to support our clinical development. As of March 31, 2014, $7.6 million remains unpaid on certain of these agreements in the event our outside providers complete their services in 2014. However, under the terms of the agreements, we have the option to terminate for convenience pursuant to notification, but we would be obligated to pay the provider for all costs incurred through the effective date of termination.

We have licensed certain rights from Wyeth Holding Corporation, a subsidiary of Pfizer Inc. (Wyeth). The Wyeth license, which provides for an upfront payment (previously made), ongoing annual license fees, sublicense payments, payments on certain milestone development activities and royalties on any product sales, is a non-exclusive, worldwide license to a family of patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. At present, our influenza VLP vaccine programs, both seasonal and pandemic, are the only programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. Payments under the agreement to Wyeth from 2007 through March 31, 2014 totaled $5.9 million, of which no amounts were paid in the three months ended March 31, 2014. We expect that a milestone payment in the amount of $3.0 million associated with the first Phase 3 clinical trial in a seasonal vaccine candidate will be owed to Wyeth when either Novavax, or one of our affiliates, such as CPLB, initiates a Phase 3 clinical trial for a seasonal influenza VLP vaccine candidate, which could occur within the next 12 months. Such milestone payment is only owed once and we will not be required to pay again if we or any of our affiliates initiate an additional Phase 3 clinical trial in an influenza vaccine candidate. In addition, we expect to pay a $0.3 million sublicense payment in the next quarter relating to the upfront payment we received under the LGLS license agreement.

In connection with CPLB, we entered into a master services agreement with Cadila, which we and Cadila amended in July 2011, and subsequently in March 2013 and March 2014, in each case to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 2015, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, we will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million and 50% of the portion of the shortfall amount that exceeds $2.0 million. The Company and Cadila also agreed to an amendment that allows CPLB, as of the beginning of 2013, to provide services on behalf of Cadila. Through March 31, 2014, we have purchased $3.4 million in services from Cadila pursuant to this agreement, including amounts in which CPLB provided the services on behalf of Cadila.

Based on our March 31, 2014 cash and cash equivalents, investment balances, the anticipated revenue under the contract with HHS BARDA and other resources, we believe we have adequate capital to fund our operating plans into 2016. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our ability to perform and thus generate revenue under the HHS BARDA contract, our overall business performance and market conditions.

Any capital raised by an equity offering will be dilutive to the existing stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value. We cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to perform under the HHS BARDA contract or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, and/or downsize our organization, including our general and administrative infrastructure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of March 31, 2014, we had cash and cash equivalents of $109.9 million, investments of $2.9 million, all of which are short-term, and working capital of $115.2 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of March 31, 2014, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have a significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our investments when they mature and the proceeds are reinvested into new investments and, therefore, could impact our cash flows and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2014, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 6. Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

Confidential treatment has been granted for portions of exhibits marked with a double asterisk (**).

3.1	Amended and Restated Certificate of Incorporation of Novavax, Inc., as amended by Certificates of Amendment dated December 18, 2000, July 8, 2004, May 13, 2009 and June 13, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 8, 2013)

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013)

10.1 **	Contract Amendment/Modification No. 5 between the Company and HHS/OS/ASPR/BARDA, dated February 21, 2014 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 12, 2014)

10.2	Amendment No. 4 to Master Services Agreement between Novavax, Inc. and Cadila Pharmaceuticals Ltd. dated March 5, 2014 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 12, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 8, 2014	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Barclay A. Phillips
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

