Form 10-Q
period 2015-03-31
NOVAVAX INC
filed 2015-05-07
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 268,029,873 as of April 30, 2015.

NOVAVAX, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2015 (unaudited)
	and December 31, 2014	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended
	March 31, 2015 and 2014	3

	Notes to the Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 6.	Exhibits	31

SIGNATURES		32

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,050	$32,335
Marketable securities	112,685	135,721
Restricted cash	—	297
Accounts receivable – billed	6,674	7,510
Account receivable – unbilled	4,196	3,100
Prepaid expenses and other current assets	11,489	9,195
Total current assets	350,094	188,158
Property and equipment, net	23,967	19,737
Intangible assets, net	11,198	12,577
Goodwill	52,664	54,612
Other non-current assets	918	918
Total assets	$438,841	$276,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,742	$12,908
Accrued expenses	15,590	19,397
Current portion of notes payable	579	603
Deferred rent	1,161	1,138
Other current liabilities	1,704	70
Total current liabilities	28,776	34,116
Deferred revenue	2,500	2,500
Non-current portion of notes payable	252	395
Deferred rent	7,516	7,734
Other non-current liabilities	91	1,639
Total liabilities	39,135	46,384

Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 268,381,979 shares issued and 267,926,549 shares outstanding at March 31, 2015 and 239,287,294 shares issued and 238,831,864 shares outstanding at December 31, 2014	2,684	2,393
Additional paid-in capital	926,691	729,373
Accumulated deficit	(517,463)	(493,093)
Treasury stock, 455,430 shares, cost basis at both March 31, 2015 and December 31, 2014	(2,450)	(2,450)
Accumulated other comprehensive loss	(9,756)	(6,605)
Total stockholders’ equity	399,706	229,618
Total liabilities and stockholders’ equity	$438,841	$276,002

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue:
Government contracts	$9,246	$5,472
Research and development collaborations	631	1,990
Total revenue	9,877	7,462

Costs and expenses:
Cost of government contracts revenue	2,459	3,021
Research and development	25,888	14,518
General and administrative	5,843	4,308
Total costs and expenses	34,190	21,847
Loss from operations	(24,313)	(14,385)
Other income (expense):
Investment income	121	12
Interest expense	(36)	(52)
Other expense	(142)	―
Realized gains on marketable securities	―	615
Net loss	$(24,370)	$(13,810)

Basic and diluted net loss per share	$(0.10)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	241,223	208,927

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net loss	$(24,370)	$(13,810)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments available-for-sale	43	(1)
Reclassification adjustment for gains included in net loss	―	(615)
Foreign currency translation adjustment	(3,194)	(133)
Other comprehensive loss	(3,151)	(749)
Comprehensive loss	$(27,521)	$(14,559)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Operating Activities:
Net loss	$(24,370)	$(13,810)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,309	980
Amortization of net premiums on marketable securities	427	99
Deferred rent	(195)	213
Non-cash stock-based compensation	1,932	1,040
Realized gains on marketable securities	―	(615)
Other	146	3
Changes in operating assets and liabilities:
Restricted cash	297	1,081
Accounts receivable – billed	1,018	(2,559)
Accounts receivable – unbilled	(1,096)	(1,125)
Prepaid expenses and other assets	(2,491)	(1,516)
Accounts payable and accrued expenses	(7,574)	(4,007)
Deferred revenue	107	(215)
Net cash used in operating activities	(30,490)	(20,431)

Investing Activities:
Capital expenditures	(4,864)	(889)
Proceeds from maturities of marketable securities	29,450	10,590
Purchases of marketable securities	(6,798)	―
Net cash provided by investing activities	17,788	9,701

Financing Activities:
Principal payments on capital leases	(16)	(6)
Principal payments on notes payable	(164)	(168)
Changes in restricted cash	―	(1)
Net proceeds from sales of common stock	193,619	―
Proceeds from the exercise of stock options and employee stock purchases	2,057	1,345
Net cash provided by financing activities	195,496	1,170
Effect of exchange rate on cash and cash equivalents	(79)	10
Net increase (decrease) in cash and cash equivalents	182,715	(9,550)
Cash and cash equivalents at beginning of period	32,335	119,471
Cash and cash equivalents at end of period	$215,050	$109,921

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses	$3,118	$214

Supplemental disclosure of cash flow information:
Cash payments of interest	$31	$52

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary “Novavax AB,” the “Company”) is a clinical-stage vaccine company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. The Company’s product pipeline targets a variety of infectious diseases with vaccine candidates currently in clinical development for respiratory syncytial virus (“RSV”), seasonal influenza, pandemic influenza and Ebola virus (“EBOV”). The Company has additional preclinical stage programs in a variety of infectious diseases, including Middle East Respiratory Syndrome (“MERS”).

Note 2 – Operations

The Company’s vaccine candidates currently under development, some of which include adjuvants, will require significant additional research and development efforts that include extensive pre-clinical studies and clinical testing, and regulatory approval prior to commercial use.

As a clinical-stage vaccine company, the Company has primarily funded its operations from proceeds through the sale of its common stock in equity offerings and revenue under its contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) and, to a lesser degree, revenue under its contract with PATH Vaccine Solutions (“PATH”). Management regularly reviews the Company’s cash and cash equivalents and marketable securities relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to support its product development activities.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2015, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014 and the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB is the local currency in which it is located (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $9.7 million and $6.5 million at March 31, 2015 and December 31, 2014, respectively.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	March 31, 2015	December 31, 2014
Cash	$5,171	$4,481
Money market funds	156,158	20,354
Government-backed security	18,000	7,500
U.S. agency debt securities	35,721	―
Cash and cash equivalents	$215,050	$32,335

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

Restricted Cash

The Company’s current restricted cash includes payments received under the PATH agreement (See Note 9) until such time as the Company has paid for the outside services performed under the agreement. In addition, the Company’s non-current restricted cash with respect to its manufacturing, laboratory and office space in Gaithersburg, Maryland functions as collateral for letters of credit, which serve as security deposits for the duration of the leases. At March 31, 2015 and December 31, 2014, non-current restricted cash is $0.8 million and is recorded as other non-current assets on the consolidated balance sheets.

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding stock options and unvested restricted stock awards totaling 23,250,163 (including stock options granted under the 2015 Plan – See Note 8) and 15,359,430 at March 31, 2015 and 2014, respectively, are excluded from the computation, as their effect is antidilutive.

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

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at March 31, 2015				Fair Value at December 31, 2014
Assets	Level 1	Level 2		Level 3	Level 1	Level 2	Level 3
Money market funds	$156,158	$	―	$—	$20,354	$—	$—
U.S. agency debt securities	—		35,721	―	―	―	―
Government-backed security	—		18,000	—	―	7,500	—
Asset-backed securities	—		46,639	—	—	46,624	—
Corporate debt securities	—		66,046	—	—	89,097	—
Total cash equivalents and marketable securities	$156,158		$166,406	$—	$20,354	$143,221	$—

During the three months ended March 31, 2015, the Company did not have any transfers between levels.

The amounts in the Company’s consolidated balance sheet for accounts receivable – billed, accounts receivable – unbilled and accounts payable approximate fair value due to their short-term nature. Based on borrowing rates available to the Company, the fair value of capital lease and notes payable approximates their carrying value.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of March 31, 2015 and December 31, 2014 were comprised of (in thousands):

		March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$46,648	$—	$(9)	$46,639	$46,660	$—	$(36)	$46,624
Corporate debt securities	66,057	6	(17)	66,046	89,126	8	(37)	89,097
Total	$112,705	$6	$(26)	$112,685	$135,786	$8	$(73)	$135,721

Marketable Securities – Unrealized Losses

The Company owned 35 available-for-sale securities as of March 31, 2015. Of these 35 securities, 29 had combined unrealized losses of less than $0.1 million as of March 31, 2015. The Company did not have any investments in a loss position for greater than 12 months as of March 31, 2015. The Company has evaluated its marketable securities and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the three months ended March 31, 2015 was as follows (in thousands):

Amount
Balance at December 31, 2014	$54,612
Currency translation adjustments	(1,948)
Balance at March 31, 2015	$52,664

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,675	$(722)	$7,953	$9,565	$(678)	$8,887
Collaboration agreements	3,917	(672)	3,245	4,319	(629)	3,690
Total identifiable intangible assets	$12,592	$(1,394)	$11,198	$13,884	$(1,307)	$12,577

Amortization expense for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.3 million, respectively.

Estimated amortization expense for existing intangible assets for the remainder of 2015 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2015 (remainder)	$628
2016	837
2017	837
2018	837
2019	837
2020	837

Note 7 – Stockholders’ Equity

The Company has submitted a proposal for consideration at its annual meeting of stockholders in June 2015 to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the total number of shares of common stock that the Company is authorized to issue from 300,000,000 shares to 600,000,000 shares.

In March 2015, the Company completed a public offering of 27,758,620 shares of its common stock, including 3,620,689 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $7.25 per share resulting in proceeds, net of offering costs of $11.6 million, of approximately $190 million.

In 2012, the Company entered into an At Market Issuance Sales Agreement (“Sales Agreement”), under which the Board of Directors of the Company (the “Board”) approved the Company’s sale of up to an aggregate of $50 million in gross proceeds of its common stock. The shares of common stock are being offered pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board’s standing Finance Committee (the “Committee”) assists with its responsibilities to monitor, provide advice to the Company’s senior management and approve all capital raising activities. The Committee has been authorized by the Board, absent any action by the Board to the contrary, to take any additional actions necessary to carry out the Board’s authorization of the issuance and sale of the common stock pursuant to the Sales Agreement. In doing so, the Committee is authorized to set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. During the three months ended March 31, 2015, the Company sold 0.5 million shares at an average sales price of $8.94 per share, resulting in approximately $4 million in net proceeds. The most recent sales to occur under the Sales Agreement were in March 2015. As of March 31, 2015, the Company has approximately $11 million available under the Sales Agreement.

Note 8 – Stock-Based Compensation

Stock Options

Following the expiration of the Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) in February 2015, no new awards may be made under such plan, although outstanding awards will continue in accordance with their terms. In order to continue to provide for long-term compensation incentives in the form of equity awards, the Board adopted the 2015 Stock Incentive Plan (“2015 Plan”) in March 2015. Consistent with historical practice, the Board granted annual equity awards in the first quarter of 2015 under the 2015 Plan; however, these awards are contingent upon stockholder approval of both the 2015 Plan and the Company’s Charter Amendment (See Note 7) at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary. The 2015 Plan authorizes the issuance of up to 25,000,000 shares of common stock under equity awards granted under the plan, but such shares will not be reserved until and unless the 2015 Plan and the Charter Amendment are approved by the Company’s stockholders. The 2015 Plan will expire on March 4, 2025.

The 2015 Plan permits and the 2005 Plan permitted the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights, and restricted stock units. In addition, under the 2015 Plan, unrestricted stock, stock units and performance awards may be granted. Stock options and stock appreciation rights generally have a maximum term of 10 years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company’s common stock at the time of grant. Grants of stock options are generally subject to vesting over periods ranging from six months to four years.

Stock Options Awards

The following is a summary of option activity under the 2005 Plan and the 1995 Stock Option Plan (“1995 Plan”) for the three months ended March 31, 2015:

	2005 Plan		1995 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2015	16,928,098	$3.24	35,000	$2.21
Granted	22,500	$6.70	—	$—
Exercised	(545,251)	$2.22	(35,000)	$2.21
Canceled	(121,375)	$3.74	—	$—
Outstanding at March 31, 2015	16,283,972	$3.27	—	$—
Shares exercisable at March 31, 2015	7,811,347	$2.45	—	$—

Also, during the three months ended March 31, 2015, the Company granted 6,974,441 stock options with a weighted-average exercise price of $8.94 under the 2015 Plan. Due to the fact that the 2015 Plan has not yet been approved by the Company’s stockholders, the Company will not record any stock-based compensation expense for these awards until such time as the 2015 Plan and the Charter Amendment are both approved by the stockholders. Those proposals will be presented to the stockholders at the Company’s annual meeting of stockholders in June 2015.

The fair value of stock options granted under the 2005 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Weighted-average Black-Scholes fair value of stock options granted	$2.92	$2.63
Risk-free interest rate	1.19%	1.24%-2.22%
Dividend yield	0%	0%
Volatility	53.58%-53.89%	52.47%-67.93%
Expected term (in years)	4.26	4.04-6.96
Expected forfeiture rate	16.33%	0%-23.15%

The aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2005 Plan as of March 31, 2015 was approximately $81.4 million and 7.6 years, respectively. The aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2005 Plan as of March 31, 2015 was approximately $45.5 million and 6.6 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was $3.8 million and $1.4 million, respectively.

Employee Stock Purchase Plan

In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which authorized an aggregate of 2,000,000 shares of common stock to be purchased, which will increase 5% on each anniversary of its adoption up to a maximum of 3,000,000 shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At March 31, 2015, there were 1,313,388 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Weighted-average Black-Scholes fair value of stock options granted	$1.06-$2.24	$0.97-$1.79
Risk-free interest rate	0.05%-0.35%	0.11%-0.14%
Dividend yield	0%	0%
Volatility	40.79%-64.24%	53.80%-67.57%
Expected term (in years)	0.5-2.0	0.5-1.0
Expected forfeiture rate	5%	5%

Stock-based compensation related to the ESPP for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively.

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the three months ended March 31, 2015:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2015	15,000	$4.48
Restricted stock granted	—	$—
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Outstanding and Unvested at March 31, 2015	15,000	$4.48

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$1,032	$524
General and administrative	900	516
Total stock-based compensation expense	$1,932	$1,040

As of March 31, 2015, there was approximately $12.5 million of total unrecognized compensation expense (net of estimated forfeitures and exclusive of stock options granted under the 2015 Plan) related to unvested stock options, ESPP and restricted stock awards. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.5 years. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 9 – U.S. Government Agreement, Joint Venture and Collaborations

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA initially awarded the Company a contract in 2011, which funds the development of both the Company’s seasonal and pandemic influenza VLP vaccine candidates. The contract with HHS BARDA is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of its multivalent seasonal and monovalent pandemic H7N9 influenza VLP vaccine candidates. In September 2014, HHS BARDA exercised and initiated a two-year option to the contract, which included scope to support development activities leading up to planned Phase 3 clinical studies, added $70 million of funding on top of the remainder of the $97 million base period funding, and extended the contract until September 2016. During the three months ended March 31, 2015, the Company recognized revenue of $9.2 million and has recognized approximately $87 million in revenue since the inception of the contract. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit of fiscal year 2013 has been initiated, but has not been completed as of the date of this filing. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known.

In 2012, the Company decided to conduct a Phase 2 clinical trial of its quadrivalent seasonal influenza VLP vaccine candidate in Australia (“205 Trial”) under appropriate local regulatory authorization. Based on the Company’s discussions with HHS BARDA in 2012, the outside clinical trial costs for the 205 Trial were withheld and may only be submitted for reimbursement to HHS BARDA after it submits the 205 Trial data in a quadrivalent investigational new drug application (“Quadrivalent IND”), and those costs are approved by HHS BARDA. The outside clinical trial costs of the 205 Trial conducted in 2012 totaled $2.9 million. These costs were recorded as an expense in the period incurred as a cost of government contracts revenue. Prior to the first quarter of 2015, the Company did not record revenue relating the 205 Trial costs since collection of the amount was not reasonably assured. The U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (“FDA”) accepted the Quadrivalent IND in the fourth quarter of 2014, prior to the Company’s initiation of its Phase 2 dose-confirmatory clinical trial. In the first quarter of 2015, HHS BARDA approved the reimbursement of the Company’s 205 Trial costs, and the Company recorded revenue of $3.1 million as collection of the amount became reasonably assured during the period.

CPLB Joint Venture

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

PATH Vaccine Solutions (“PATH”) Clinical Development Agreement

In 2012, the Company entered into a clinical development agreement with PATH (the “RSV Collaboration Program”) to develop its RSV F vaccine candidate (“RSV F Vaccine”) in certain low-resource countries. The Company was awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support its Phase 2 dose-ranging clinical trial in women of childbearing age. In October 2013, the funding under this agreement was increased by $0.4 million to support reproductive toxicology studies, which was necessary before the Company began conducting clinical trials in pregnant women. In December 2013, the Company entered into an amendment with PATH providing an additional $3.5 million in funding to support the Phase 2 dose-confirmation clinical trial in women of childbearing age. In October 2014, the Company entered into an amendment with PATH providing an additional $1.0 million towards the development of a strategy for conducting the planned Phase 3 clinical trials of the Company’s RSV maternal immunization program. The Company retains global rights to commercialize the product and supports the goal to make an RSV maternal vaccine product affordable and available in low-resource countries. The term of the agreement expired in April 2015. The Company has recently submitted a funding proposal to the Bill & Melinda Gates Foundation (“BMGF”) for support of the Company’s continuing development of an affordable and accessible RSV vaccine for maternal immunization programs in low resource countries. The Company and BMGF are currently in discussions about such an arrangement, but there can be no assurances that it will be completed. The Company recognized revenue of approximately $0.4 million in the three months ended March 31, 2015, and has recognized approximately $6.8 million in revenue since the inception of the agreement. Revenue under this arrangement is being recognized under the proportional performance method and earned in proportion to the contract costs incurred in performance of the work as compared to total estimated contract costs. Costs incurred under this agreement represent a reasonable measurement of proportional performance of the services being performed.

Note 10 – Master Services Agreement with Cadila

The Company and Cadila entered into a master services agreement pursuant to which the Company may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services in India. In July 2011, and subsequently in March 2013, March 2014 and February 2015, the Company and Cadila amended the master services agreement to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 31, 2016, the amount of services provided by Cadila is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million. Through March 31, 2015, the Company has purchased $6.3 million in services from Cadila pursuant to this agreement, which includes services provided, since the beginning of 2013, by CPLB to the Company on behalf of Cadila pursuant to an October 2013 amendment authorizing such CPLB services. During the three months ended March 31, 2015, the Company purchased $0.6 million in services from Cadila pursuant to this agreement, all of which were provided by CPLB on behalf of Cadila. As of March 31, 2015, the Company’s remaining obligation to Cadila under the master services agreement is $1.2 million. The Company has recognized as expense the entire amount related to CPLB as the Company has not recorded any equity income (loss) of CPLB (see Note 9).

Note 11 – License agreement with Wyeth Holding Corporation

In 2007, the Company entered into an agreement to license certain rights from Wyeth Holding Corporation, a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for the Company to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development activities and royalties on any product sales. The milestone payments are one-time only payments applicable to each related vaccine program. At present, the Company’s seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and its pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by the Company only after it has provided ninety (90) days’ notice that the Company has absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. Payments under the agreement to Wyeth as of March 31, 2015 aggregated $6.4 million. The Company is currently in discussions with Wyeth to potentially amend the agreement and restructure the milestone payment owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its seasonal influenza VLP vaccine candidate in the third quarter of 2014. Such milestone payment is only owed once for the Company’s seasonal influenza VLP vaccine program and it would not be required to make another payment if it or any of its affiliates initiate an additional Phase 3 clinical trial in a seasonal influenza VLP vaccine candidate. The $3.0 million milestone continues to be accrued for on the consolidated balance sheet at March 31, 2015 and was recorded as a research and development expense in the third quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report, about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (Novavax, and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; the expected timing and content of regulatory actions; reimbursement by Department of Health and Human Services, Biomedical Advanced Research and Development Authority (HHS BARDA); the potential modification to our license agreement with Wyeth; our available cash resources and the availability of financing generally, plans regarding partnering activities, business development initiatives and the adoption of stock incentive plans, and other factors referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different than actual results.

Because the risk factors discussed in this Quarterly Report and identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this Quarterly Report, particularly those identified in Part II, Item 1A “Risk Factors,” and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

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

Overview

We are a clinical-stage vaccine company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Using innovative proprietary recombinant nanoparticle vaccine technology, we produce vaccine candidates to efficiently and effectively respond to both known and newly emerging diseases. Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important proteins. Our product pipeline targets a variety of infectious diseases with vaccine candidates currently in clinical development for respiratory syncytial virus (“RSV”), seasonal influenza, pandemic influenza and Ebola virus (“EBOV”). We have additional preclinical stage programs in a variety of infectious diseases, including Middle East Respiratory Syndrome (“MERS”). Further, CPL Biologics Private Limited (“CPLB”), our joint venture company with Cadila Pharmaceuticals Limited (“Cadila”) in India, is actively developing a number of vaccine candidates that were genetically engineered by Novavax, including its seasonal VLP influenza vaccine candidate that completed enrollment of a Phase 3 clinical trial in India in 2014, and its rabies vaccine that completed its Phase 1/2 clinical trial in India in 2014. CPLB is owned 20% by us and 80% by Cadila. CPLB operates a manufacturing facility in India for the production of vaccines.

We are also developing proprietary technology for the production of immune stimulating saponin-based adjuvants, through our Swedish wholly owned subsidiary, Novavax AB. Our Matrix™ adjuvant technology utilizes selected quillaja fractions, which form separate matrix structures, to develop modern, multi-purpose immune-modulating adjuvant products for a broad range of potential vaccine applications. Our lead adjuvant for human applications, Matrix-M™, has been successfully tested in a Phase 1/2 clinical trial for our pandemic H7N9 influenza VLP vaccine candidate, conducted under our contract with HHS BARDA, and we are currently testing Matrix-M in conjunction with our EBOV vaccine candidate in a Phase 1 clinical trial. Genocea Biosciences, Inc. (“Genocea”) has licensed rights to our Matrix technology and is conducting clinical trials with its herpes simplex 2 vaccine candidate using Matrix-M.

Clinical Product Pipeline

A current summary of our significant research and development programs, along with the programs of our joint venture, CPLB, and status of the related products in development follows:

Program	Development Stage	Funding Collaborator

Respiratory Syncytial Virus (RSV)
•Elderly	Phase 2
•Maternal Immunization	Phase 2	PATH
•Pediatric	Phase 1

Influenza
•Seasonal Quadrivalent	Phase 2	HHS BARDA
•Pandemic H7N9	Phase 2	HHS BARDA

Other
•Ebola Virus (EBOV)	Phase 1
•Combination (Influenza/RSV)	Preclinical

CPLB Programs (India)
•Seasonal Influenza	Phase 3
•Rabies	Phase 1/2

Respiratory Syncytial Virus (RSV)

RSV is a major respiratory pathogen with a significant burden of disease in the very young and in the elderly. In healthy adults, RSV infections are generally mild to moderate in severity, but are typically more severe in infants and young children, as well as adults over the age of 60.1 Globally, RSV is a common cause of childhood respiratory infection, with a disease burden of 64 million cases and approximately 160,000 deaths annually.2 Severe RSV disease results in 3.4 million hospital admissions per year globally3 and disproportionately affects infants below six months of age. In infants, toddlers and young pre-school and school-age children, RSV infections result in the need for frequent medical care, including emergency room and office visits and are associated with increased recurrent wheezing that can persist for years. In the U.S., nearly all children become infected with RSV before they are two years of age, and it has been associated with 20% of hospitalizations and 15% of office visits for acute respiratory infection in young children.4 It is also estimated that between 11,000 and 17,000 elderly and high risk adults die of RSV infection or its complications annually in the U.S., and up to 180,000 are hospitalized for serious respiratory symptoms.5 Currently, there is no approved RSV vaccine available for any of these populations, so an RSV vaccine has the potential to protect millions of persons from this far-reaching unmet medical need.

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

RSV Elderly Program

In October 2014, we initiated enrollment in a Phase 2 dose-confirmation clinical trial of our RSV F Vaccine in 1,600 elderly adults (>60 years of age). Recruitment was completed in November 2014, and the preliminary data from this trial are expected in the third quarter of 2015. We believe these data will inform the next steps in the development of our RSV elderly program. Data from our earlier Phase 1 clinical trial in the elderly, initiated in October 2012, corroborates our previous clinical experiences with our RSV F Vaccine. In May 2014, we released one-year follow up data from that Phase 1 clinical trial demonstrating that, for the group receiving the 90μg antigen dose without adjuvant, anti-F levels and palivizumab competing antibodies were significantly elevated over baseline at day 180, with neutralizing antibody levels that are active against both the RSV A and RSV B strains. We believe these findings support the development of an annual RSV F Vaccine that can provide protection for elderly and high-risk adults over the four-to-five month period of a typical RSV season.

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

In April 2014, we announced positive top-line safety and immunogenicity data from a Phase 2 clinical trial in women of childbearing age that were similar to, or exceeded, immune responses seen in our previous clinical trials. This Phase 2 clinical trial evaluated the safety and immunogenicity of two dose levels of our RSV F Vaccine, in one or two injections, with and without an aluminum phosphate adjuvant, in 720 healthy women of childbearing age. These positive data supported Novavax’ decision to conduct the Phase 2 clinical trial in pregnant women discussed above.

PATH Vaccine Solutions (“PATH”) Clinical Development Agreement for RSV Maternal Program

In conjunction with our development of our RSV F Vaccine for maternal immunization, in 2012 we entered into a clinical development agreement with PATH to develop our RSV F Vaccine in certain low-resource countries. We refer to this as our RSV Collaboration Program. We were awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support our Phase 2 dose-ranging clinical trial in women of childbearing age described above. In October 2013, the funding under this agreement was increased by $0.4 million to support reproductive toxicology studies, which was necessary before we began conducting clinical trials in pregnant women. In December 2013, we entered into an amendment with PATH providing an additional $3.5 million in funding to support the Phase 2 dose-confirmation clinical trial in 720 women of childbearing age. In October 2014, we entered into an amendment with PATH providing an additional $1.0 million towards the development of a strategy for conducting Phase 3 clinical trials of our RSV maternal immunization program that expired in April 2015. The Company has recently submitted a funding proposal to the Bill & Melinda Gates Foundation (“BMGF”) for support of the Company’s continuing development of an affordable and accessible RSV vaccine for maternal immunization programs in low resource countries. The Company and BMGF are currently in discussions about such an arrangement, but there can be no assurances that it will be completed. We retain global rights to commercialize the product and support the goal to make an RSV maternal vaccine product affordable and available in low-resource countries.

RSV Pediatric Program

While the burden of RSV disease falls heavily on newborn infants, RSV is also a prevalent and currently unaddressed problem in pediatrics. This third market segment for our RSV vaccine candidate remains an important opportunity. In November 2014, we initiated Phase 1 of our RSV pediatric program. We expect to enroll additional healthy children two to six years old into our program in the fall of 2015. The preliminary Phase 1 data are expected in the first half of 2016 and will inform the next steps in the development of our RSV pediatric program.

Influenza

Influenza is a world-wide infectious disease that causes illness in humans with symptoms ranging from mild to life-threatening; serious illness occurs not only in susceptible populations such as pediatrics and the elderly, but also in the general population because of unique strains of influenza for which most humans have not developed protective antibodies. Influenza is a major burden on public health worldwide: estimates of one million deaths each year are attributed to influenza.6 It is further estimated that, each year, influenza attacks between five and ten percent of adults and 20% to 30% of children, causing significant levels of illness, hospitalization and death.7

Although a number of licensed seasonal influenza vaccines are currently commercially available in most geographies, and these manufacturers have capabilities to develop influenza vaccines that are responsive to unique and emerging influenza strains, we believe our influenza virus-like particle (“VLP”) vaccine candidates have immunological advantages over currently available vaccines. These immunological advantages stem from the fact that our influenza VLPs contain three of the major structural virus proteins that are important for fighting influenza: hemagglutinin (“HA”) and neuraminidase (“NA”), both of which stimulate the body to produce antibodies that neutralize the influenza virus and prevent its spread through the cells in the respiratory tract, and matrix 1 (“M1”), which stimulates cytotoxic T lymphocytes to kill cells that may already be infected. Our VLPs are not made from live viruses and have no genetic nucleic material in their inner core, which render them incapable of replicating and causing disease.

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

In recent years, public health authorities have advocated for the development and licensure of quadrivalent (i.e., four influenza strains: two influenza A strains and two influenza B strains) influenza vaccines. It is expected that quadrivalent seasonal influenza vaccines will ultimately replace trivalent seasonal influenza vaccines in the global market. There are currently four quadrivalent influenza vaccines licensed in the U.S., although additional quadrivalent seasonal influenza vaccines are expected to be licensed over the next several years. Current estimates for seasonal influenza vaccine growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show potential growth from approximately $3.2 billion in the 2012/13 season to $5.3 billion by the 2021/2022 season.8 Recombinant seasonal influenza vaccines, like the candidate we are developing, have an important advantage: once licensed for commercial sale, large quantities of vaccines can be quickly and cost-effectively manufactured without the use of either the live influenza virus or eggs.

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

8 Influenza Vaccines Forecasts. Datamonitor (2013)

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

Potential Accelerated Approval Pathway for Influenza

According to FDA guidance, influenza vaccine developers that can demonstrate results that meet or exceed certain specified immunogenicity endpoint criteria for seroprotection and seroconversion in their clinical trials may, at the FDA’s discretion, be granted a license to market a product prior to submission of traditional clinical endpoint efficacy trial data. This is referred to as “accelerated approval” of a BLA (the biologic equivalent to a New Drug Application). It should be noted that FDA licensure based on accelerated approval requires sponsors to conduct a post-licensure efficacy study to demonstrate the clinical benefit of the vaccine, which would thereby support traditional approval of the vaccine. Because it is not possible to conduct a clinical endpoint efficacy study for a pandemic vaccine in advance of a declared pandemic, FDA’s pandemic guidance allows for submission of seasonal influenza clinical efficacy data for the purpose of confirming clinical benefit of a pandemic vaccine manufactured by the same process. Thus, the demonstration of efficacy with a seasonal vaccine provides a key link between the seasonal and pandemic programs. Accelerated approval further necessitates a shortage of influenza vaccine relative to the total population recommended to receive such vaccine, a situation that persists with seasonal influenza vaccines.

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

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA awarded us a contract in 2011, which funds the development of both our multivalent seasonal influenza and pandemic influenza VLP vaccine candidates. Our contract with HHS BARDA is a cost-plus-fixed-fee contract, which reimburses us for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of our multivalent seasonal and monovalent pandemic influenza vaccines. In September 2014, we announced that HHS BARDA had exercised and initiated a two-year option to our contract, which not only extended the contract until September 2016, but also added scope to support our development activities leading up to planned Phase 3 clinical studies and $70 million of funding on top of the remainder of the $97 million base period funding. During the three months ended March 31, 2015, we recognized revenue of $9.2 million and have recognized approximately $87 million in revenue since the inception of the contract.

Ebola Virus (EBOV)

Beginning in 2014, a number of news reports have centered around EBOV, formerly known as Ebola hemorrhagic fever, which is a severe, often fatal illness in humans. Five strains of EBOV have been identified, the most recent of which, the 2014 Guinea-based EBOV strain, is associated with a case fatality rate of 50% to 90%. There are currently no licensed treatments proven to neutralize the virus, but a range of blood, immunological and drug therapies are under development. Despite the development of such therapies, current vaccine approaches target either a previous strain of the virus or were initially developed to be delivered by genetic vectors. Our EBOV glycoprotein (“GP”) vaccine candidate, which was modeled using the 2014 Guinea-based EBOV strain, has been successfully tested in rodent, rabbit, and non-human primate preclinical models. We have also tested the vaccine with our Matrix-M adjuvant, which appears to significantly contribute to enhanced immunogenicity and dose-sparing.

We initiated large-scale GMP production of our EBOV GP vaccine candidate in the fourth quarter of 2014. In February 2015, we announced the initiation of enrollment in a Phase 1 clinical trial of our EBOV GP vaccine candidate in 150 healthy adults to evaluate the safety and immunogenicity of this vaccine candidate in ascending doses, with and without our Matrix-M adjuvant. We expect preliminary data from this trial to be available in the third quarter of 2015. In addition in 2015, we announced successful preliminary data from two separate non-human primate challenge studies of our EBOV GP vaccine candidate in which, in both cases, the challenge was lethal for the control animal, whereas 100% of the immunized animals were protected. Plans to demonstrate the safety and efficacy in a large-scale global clinical trial will be developed based on the results of our Phase 1 clinical trial and in collaboration with global regulatory authorities and world health agencies.

Combination Respiratory (Influenza and RSV)

Given the ongoing development of our quadrivalent seasonal influenza VLP vaccine candidate and our RSV F Vaccine, we see an important opportunity to develop a combination respiratory vaccine candidate. This opportunity presents itself most evidently in the elderly, although we have not ruled out developing a combination respiratory vaccine for the non-elderly. Early preclinical development efforts have given us confidence that such a combination vaccine is viable and in animal models, provides acceptable immunogenicity. We intend to explore this development opportunity by conducting a Phase 1 clinical trial in such a combination vaccine in 2015.

CPLB Programs (India)

Seasonal Influenza

CPLB completed enrollment of its on-going Phase 3 clinical trial of its recombinant trivalent seasonal VLP influenza vaccine candidate in the second half of 2014 and plans to file for regulatory market authorization, the Indian equivalent of a BLA. As part of its strategy to establish a regulatory pathway for the recombinant trivalent seasonal VLP influenza vaccine, CPLB had completed a Phase 3 clinical trial of its monovalent H1N1 seasonal influenza vaccine in 2014. CPLB filed for regulatory approval of the monovalent season influenza vaccine in late 2014, which was granted in the first quarter of 2015. While this marks the first approval of a Novavax VLP vaccine, the market for seasonal influenza vaccines is dominated by multivalent vaccines and there are no current expectations for sales from CPLB’s monovalent H1N1 seasonal product.

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

Discovery Programs

Our vaccine platform technology provides an efficient system to rapidly develop antigens to selected targets, refine manufacturing processes and optimize development across multiple vaccine candidates. We pay close attention to global reports of emerging diseases for which there do not appear to be immediate cures and where a vaccine protocol could offer potential protection. In addition to our response to the A(H7N9) influenza strain (as previously discussed), we have been monitoring reports concerning MERS, a novel coronavirus first identified in 2012. MERS became a potential emerging threat in 2013 and is currently being monitored by global health agencies, with the WHO currently reporting more than 950 confirmed cases of infection and more than 350 deaths. The MERS virus is a part of the coronavirus family that includes the severe acute respiratory syndrome coronavirus (“SARS”). Because of the public health priority given to MERS, within weeks of getting the virus’ sequence, we successfully produced a vaccine candidate designed to provide protection against MERS. This vaccine candidate, which was made using our recombinant nanoparticle vaccine technology, is based on the major surface spike protein, which we had earlier identified as the antigen of choice in our work with a SARS vaccine candidate. In April 2014, in collaboration with the University of Maryland, School of Medicine, we published results that showed our investigational vaccine candidates against both MERS and SARS blocked infection in laboratory studies. Although the development of a MERS vaccine candidate currently remains a preclinical program, we believe that our MERS vaccine candidate offers a viable option to interested global public health authorities.

Sales of Common Stock

In March 2015, we completed a public offering of 27,758,620 shares of our common stock, including 3,620,689 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $7.25 per share resulting in net proceeds of approximately $190 million.

In June 2014, we completed a public offering of 28,750,000 shares of our common stock, including 3,750,000 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $4.00 per share resulting in net proceeds of approximately $108 million.

In 2012, we entered into an At Market Issuance Sales Agreement (“Sales Agreement”), under which our Board of Directors (the “Board”) approved the sale of up to an aggregate of $50 million in gross proceeds of our common stock. The shares of common stock are being offered pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board’s standing Finance Committee (the “Committee”) assists with its responsibilities to monitor, provide advice to our senior management and approve all capital raising activities. The Committee has been authorized by the Board, absent any action by the Board to the contrary, to take any additional actions necessary to carry out the Board’s authorization of the issuance and sale of the common stock sold pursuant to the Sales Agreement. In doing so, the Committee is authorized to set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. During the first quarter of 2015, we sold 0.5 million shares at an average sales price of $8.94 per share, resulting in approximately $4 million in net proceeds. The most recent sales to occur under the Sales Agreement were in March 2015. As of March 31, 2015, we have approximately $11 million available under the Sales Agreement.

Critical Accounting Policies and Use of Estimates

There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

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

Three Months Ended March 31, 2015 and 2014 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended March 31,
	2015	2014	Change 2014 to 2015
Revenue:
Total revenue	$9,877	$7,462	$2,415

Revenue for the three months ended March 31, 2015 was $9.9 million as compared to $7.5 million for the same period in 2014, an increase of $2.4 million or 32%. Revenue for the three months ended March 31, 2015 and 2014 is primarily comprised of services performed under the HHS BARDA contract. The increase in revenue is primarily due to revenue of $3.1 million relating to our Phase 2 clinical trial of our quadrivalent seasonal influenza VLP vaccine candidate in Australia (“205 Trial”) as collection of the amount became reasonably assured in the first quarter of 2015. The outside clinical trial costs for the 205 Trial were withheld and based on discussion with HHS BARDA in 2012 could be submitted for reimbursement after we submitted our 205 Trial data in a quadrivalent investigational new drug application (“Quadrivalent IND”). The outside clinical trial costs of the 205 Trial conducted in 2012 totaled $2.9 million. These costs were recorded as an expense in the period incurred as a cost of government contracts revenue. Prior to the first quarter of 2015, we did not record revenue relating the 205 Trial costs since collection of the amount was not reasonably assured. The FDA accepted the Quadrivalent IND in the fourth quarter of 2014, prior to the Company’s initiation of its Phase 2 dose-confirmatory clinical trial. In the first quarter of 2015, HHS BARDA approved the reimbursement of our 205 Trial costs.

For 2015, we expect an increase in revenue associated with our increased clinical trial and product development activities under the HHS BARDA contract to support the initiation of later-stage clinical trials of our quadrivalent seasonal influenza and pandemic H7N9 influenza VLP vaccine candidates.

Costs and Expenses:

	Three Months Ended March 31,
	2015	2014	Change 2014 to 2015
Costs and Expenses:
Cost of government contracts revenue	$2,459	$3,021	$(562)
Research and development	25,888	14,518	11,370
General and administrative	5,843	4,308	1,535
Total costs and expenses	$34,190	$21,847	$12,343

Cost of Government Contracts Revenue

Cost of government contracts revenue includes direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. Cost of government contracts revenue decreased to $2.5 million for the three months ended March 31, 2015 from $3.0 million for the same period in 2014, a decrease of $0.6 million, or 19%. The decrease in cost of government contracts revenue is primarily related to a lower level of activity in the three months ended March 31, 2015 associated with our Phase 2 seasonal influenza clinical trial as compared to our Phase 1/2 clinical trial of our H7N9 pandemic VLP candidate in the same period in 2014. For 2015, we expect an increase in cost of government contracts revenue associated with our increased clinical trial and product development activities under the HHS BARDA contract to support the initiation of later-stage clinical trials of our quadrivalent seasonal influenza and pandemic H7N9 influenza VLP vaccine candidates.

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs, such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses increased to $25.9 million for the three months ended March 31, 2015 from $14.5 million for the same period in 2014, an increase of $11.4 million, or 78%. The increase in research and development expenses was primarily due to increased costs associated with our ongoing RSV F Vaccine clinical trials, the initiation of our EBOV GP vaccine clinical trial and higher employee-related costs, as compared to the same period in 2014. For 2015, we expect a significant increase in research and development expenses primarily due to additional RSV F Vaccine clinical trials and employee-related and facility costs to support product development of our RSV F Vaccine and other potential vaccine candidates.

Costs and Expenses by Functional Area

We track our cost of government contracts revenue and research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At March 31, 2015, we had 287 employees dedicated to our research and development programs versus 190 employees as of March 31, 2014. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs, and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our cost of government contracts revenue and research and development expenses by functional area for the three months ended March 31 (in millions).

	2015	2014
Manufacturing	$17.3	$10.3
Vaccine Discovery	1.6	1.3
Clinical and Regulatory	9.4	5.9
Total cost of government contracts revenue and research and development expenses	$28.3	$17.5

We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with vaccine development. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay clinical trials in order to focus our resources on more promising vaccine candidates. Completion of clinical trials may take several years or more, but the length of time can vary substantially depending upon the phase, size of clinical trial, primary and secondary endpoints and the intended use of the vaccine candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including: the number of patients who participate in the clinical trials and the specific patient population; the number of sites included in the clinical trials; whether clinical trial locations are domestic, international or both; the time to enroll patients; the duration of treatment and follow-up; the safety and efficacy profile of the vaccine candidate; and the cost and timing of, and the ability to secure, regulatory approvals.

As a result of these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when, and to what extent, we will generate future cash flows from our research projects.

General and Administrative Expenses

General and administrative expenses increased to $5.8 million for the three months ended March 31, 2015 from $4.3 million for the same period in 2014, an increase of $1.5 million, or 36%. The increase was primarily due to higher employee-related costs, as compared to the same period in 2014. At March 31, 2015, we had 38 employees dedicated to general and administrative functions versus 28 employees as of March 31, 2014. For 2015, we expect general and administrative expenses to increase primarily due to increased employee costs and pre-commercialization activities.

Other Income (Expense):

	Three Months Ended March 31,
	2015	2014	Change 2014 to 2015
Other Income (Expense):
Investment income	$121	$12	$109
Interest expense	(36)	(52)	16
Other expense	(142)	―	(142)
Realized gains on marketable securities	―	615	(615)
Total other income (expense)	$(57)	$575	$(632)

We had total other expense of $0.1 million for the three months ended March 31, 2015 as compared to total other income of $0.6 million for the same period in 2014. For the three months ended March 31, 2014, we sold our remaining auction rate security and received proceeds of $1.8 million resulting in a realized gain of $0.6 million.

Net Loss:

	Three Months Ended March 31,
	2015	2014	Change 2014 to 2015
Net Loss:
Net loss	$(24,370)	$(13,810)	$(10,560)
Net loss per share	$(0.10)	$(0.07)	$(0.03)
Weighted shares outstanding	241,223	208,927	32,296

Net loss for the three months ended March 31, 2015 was $24.4 million, or $0.10 per share, as compared to $13.8 million, or $0.07 per share, for the same period in 2014, an increased net loss of $10.6 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to clinical trials of our RSV F Vaccine and EBOV GP vaccine candidate and higher employee-related costs, as compared to the same period in 2014.

The increase in weighted average shares outstanding for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily a result of sales of our common stock in 2014.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing costs. We plan to continue to have multiple vaccines and products in various stages of development, and we believe our operating expenses and capital requirements will fluctuate depending upon the timing of certain events, such as the scope, initiation, rate and progress of our preclinical studies and clinical trials and other research and development activities.

As of March 31, 2015, we had $327.7 million in cash and cash equivalents and marketable securities as compared to $168.1 million as of December 31, 2014. These amounts consisted of $215.1 million in cash and cash equivalents and $112.7 million in marketable securities as of March 31, 2015 as compared to $32.3 million in cash and cash equivalents and $135.7 million in marketable securities as of December 31, 2014.

The following table summarizes cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Change 2014 to 2015
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(30,490)	$(20,431)	$(10,059)
Investing activities	17,788	9,701	8,087
Financing activities	195,496	1,170	194,326
Effect on exchange rate on cash and cash equivalents	(79)	10	(89)
Net increase (decrease) in cash and cash equivalents	182,715	(9,550)	192,265
Cash and cash equivalents at beginning of period	32,335	119,471	(87,136)
Cash and cash equivalents at end of period	$215,050	$109,921	$105,129

Net cash used in operating activities increased to $30.5 million for the three months ended March 31, 2015 as compared to $20.4 million for the same period in 2014. The increase in cash usage was primarily due to increased costs relating to our RSV F Vaccine and EBOV GP vaccine candidate, higher employee-related costs and timing of customer and vendor payments.

During the three months ended March 31, 2015 and 2014, our investing activities consisted of purchases and maturities of marketable securities and capital expenditures. Capital expenditures for the three months ended March 31, 2015 and 2014 were $4.9 million and $0.9 million, respectively. The increase in capital expenditures was primarily due to the purchase of laboratory equipment for process development, analytical development and manufacturing scale-up required to support our maturing product portfolio. In 2015, we expect our level of capital expenditures to be significantly higher than our 2014 spending as we continue to scale up our capacity in anticipation of Phase 3 clinical trials and related regulatory obligations in the upcoming years.

Our financing activities consisted primarily of sales of our common stock, and to a lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the three months ended March 31, 2015, we received net proceeds of approximately $190 million through our public offering at $7.25 per share and approximately $4 million through our Sales Agreement at an average sales price of $8.94 per share.

In 2007, we entered into an agreement to license certain rights from Wyeth. The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for us to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development activities and royalties on any product sales. The milestone payments are one-time only payments applicable to each related vaccine program. At present, our seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and our pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. Payments under the agreement to Wyeth from 2007 through March 31, 2015 totaled $6.4 million. We are currently in discussion with Wyeth to potentially amend the agreement and restructure the milestone payment owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its seasonal influenza VLP vaccine candidate in the third quarter of 2014. Such milestone payment is only owed once for our seasonal influenza VLP vaccine program and we would not be required to pay again if we or any of our affiliates initiate an additional Phase 3 clinical trial in a seasonal influenza VLP vaccine candidate. The $3.0 million milestone continues to be accrued for on the consolidated balance sheet at March 31, 2015 and was recorded as a research and development expense in the third quarter of 2014.

In connection with CPLB, we entered into a master services agreement with Cadila, which we and Cadila amended in July 2011, and subsequently in March 2013, March 2014 and February 2015, in each case to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 2016, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, we will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million. The Company and Cadila also agreed to an amendment that allows CPLB, as of the beginning of 2013, to provide services on behalf of Cadila. Through March 31, 2015, we have purchased $6.3 million in services from Cadila pursuant to this agreement, including amounts in which CPLB provided the services on behalf of Cadila.

Based on our March 31, 2015 cash and cash equivalents and marketable securities balances, the anticipated revenue under the contract with HHS BARDA and other resources, we believe we have adequate capital to fund our operating plans at least for the next twelve months. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our ability to perform and thus generate revenue under the HHS BARDA contract, our overall business performance and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of March 31, 2015, we had cash and cash equivalents of $215.1 million, marketable securities of $112.7 million, all of which are short-term, and working capital of $321.3 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of March 31, 2015, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a reduction of stockholders’ equity of approximately $2.8 million at March 31, 2015.

We do not have material debt and, as such, do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2015, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factors disclosed below, there are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Our ability to raise additional capital, enter into potential collaborative arrangements with third parties, make acquisitions, or other corporate purposes may necessitate that we issue additional equity; however, this will be negatively impacted if we are unable to gain stockholder approval of an amendment to our Amended and Restated Certificate of Incorporation (“Charter”), which increases the amount of shares we are authorized to issue.

We have asked our stockholders to approve an amendment to our Charter increasing the number of authorized shares from 300 million to 600 million. We are currently approaching the 300 million share threshold and although, with the exception of our routine practice of granting stock options to employees and, in certain instances, our consultants, we have no current specific plan, commitment, arrangement, understanding, or agreement regarding the issuance of the additional authorized shares, we anticipate situations where we may need to potentially issue shares in order to raise additional capital, enter into potential collaborative arrangements with third parties, make acquisitions, or other corporate purposes. Without such authorized shares, our ability to do so could be dramatically limited or prevented altogether.

Our business may be adversely affected if we do not get stockholder approval of the 2015 Plan and amended Charter.

We rely on talented employees and executives to develop our vaccine programs, and we incentivize our employees through grants of equity awards that vest over time. We have found that having an equity incentive plan allows us to hire, retain and ultimately reward such employees and executives for their service. With the expiration of our Amended and Restated 2005 Stock Incentive Plan, we are unable to make additional equity awards, and we have adopted the 2015 Stock Incentive Plan (“2015 Plan”) and are seeking to amend the Charter that would allow the Board to continue these practices. A failure to have the 2015 Plan and amended Charter approved by stockholders would have a detrimental impact on our ability to retain valuable employees and hire necessary new employees.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical subjects, suppliers, and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, “hactivists,” patient groups, disgruntled current or former employees, and others. Hacker attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached due to employee error or malfeasance. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Furthermore, if our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

Item 6. Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

3.1	Amended and Restated Certificate of Incorporation of Novavax, Inc., as amended by Certificates of Amendment dated December 18, 2000, July 8, 2004, May 13, 2009 and June 13, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 8, 2013)

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three-month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 7, 2015	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Barclay A. Phillips
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

