Form 10-Q
period 2015-06-30
NOVAVAX INC
filed 2015-08-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 269,640,511 as of July 31, 2015.

NOVAVAX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014	2

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	3

	Notes to the Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

SIGNATURES		34

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,384	$32,335
Marketable securities	147,554	135,721
Restricted cash	—	297
Accounts receivable – billed	2,342	7,510
Account receivable – unbilled	2,498	3,100
Prepaid expenses and other current assets	13,201	9,195
Total current assets	332,979	188,158
Property and equipment, net	26,134	19,737
Intangible assets, net	11,360	12,577
Goodwill	53,307	54,612
Other non-current assets	918	918
Total assets	$424,698	$276,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,117	$12,908
Accrued expenses	16,522	19,397
Current portion of notes payable	532	603
Deferred rent	1,187	1,138
Other current liabilities	1,695	70
Total current liabilities	27,053	34,116
Deferred revenue	2,500	2,500
Non-current portion of notes payable	149	395
Deferred rent	7,320	7,734
Other non-current liabilities	73	1,639
Total liabilities	37,095	46,384

Commitments and contingences	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2015 and 300,000,000 shares authorized at December 31, 2014; 269,095,405 shares issued and 268,639,975 shares outstanding at June 30, 2015 and 239,287,294 shares issued and 238,831,864 shares outstanding at December 31, 2014	2,691	2,393
Additional paid-in capital	934,176	729,373
Accumulated deficit	(538,104)	(493,093)
Treasury stock, 455,430 shares, cost basis at both June 30, 2015 and December 31, 2014	(2,450)	(2,450)
Accumulated other comprehensive loss	(8,710)	(6,605)
Total stockholders’ equity	387,603	229,618
Total liabilities and stockholders’ equity	$424,698	$276,002

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Government contracts	$13,720	$7,241	$22,966	$12,713
Research and development collaborations	276	1,018	906	3,008
Total revenue	13,996	8,259	23,872	15,721

Costs and expenses:
Cost of government contracts revenue	2,687	5,102	5,307	8,123
Research and development	25,042	15,202	50,769	29,720
General and administrative	7,088	5,806	12,931	10,114
Total costs and expenses	34,817	26,110	69,007	47,957
Loss from operations	(20,821)	(17,851)	(45,135)	(32,236)
Other income (expense):
Investment income	134	20	256	32
Interest expense	(26)	(51)	(62)	(103)
Other income (expense)	72	18	(70)	18
Realized gains on marketable securities	―	―	―	615
Net loss	$(20,641)	$(17,864)	$(45,011)	$(31,674)

Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.18)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	268,083	217,178	254,727	213,075

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(20,641)	$(17,864)	$(45,011)	$(31,674)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments available-for-sale	4	27	47	(1)
Reclassification adjustment for gains included in net loss	―	―	―	(615)
Foreign currency translation adjustment	1,042	(1,410)	(2,152)	(1,543)
Other comprehensive income (loss)	1,046	(1,383)	(2,105)	(2,159)
Comprehensive loss	$(19,595)	$(19,247)	$(47,116)	$(33,833)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Operating Activities:
Net loss	$(45,011)		$(31,674)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,795		1,956
Amortization of net premiums on marketable securities	593		(80)
Deferred rent	(365)		(45)
Non-cash stock-based compensation	4,514		2,892
Realized gains on marketable securities	―		(615)
Other	78		4
Changes in operating assets and liabilities:
Restricted cash	297		1,214
Accounts receivable – billed	5,364		(1,828)
Accounts receivable – unbilled	602		149
Prepaid expenses and other assets	(3,449)		(1,823)
Accounts payable and accrued expenses	(8,339)		(1,279)
Deferred revenue	109		(243)
Net cash used in operating activities	(42,812)		(31,372)

Investing Activities:
Capital expenditures	(9,240)		(1,846)
Proceeds from disposal of property and equipment	―		12
Proceeds from maturities of marketable securities	63,350		13,440
Purchases of marketable securities	(75,729)		(104,686)
Net cash used in investing activities	(21,619)		(93,080)

Financing Activities:
Principal payments on capital leases	(33)		(32)
Principal payments on notes payable	(315)		(338)
Changes in restricted cash	―		(1)
Cash paid with the Novavax AB acquisition	―		(171)
Net proceeds from sales of common stock	197,093		107,900
Proceeds from the exercise of stock options and employee stock purchases	2,815		1,510
Net cash provided by financing activities	199,560		108,868
Effect of exchange rate on cash and cash equivalents	(80)		(30)
Net increase (decrease) in cash and cash equivalents	135,049		(15,614)
Cash and cash equivalents at beginning of period	32,335		119,471
Cash and cash equivalents at end of period	$167,384		$103,857

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses	$2,165		$840
Sale of common stock under the Sales Agreement not settled at quarter-end	$679	$	―

Supplemental disclosure of cash flow information:
Cash payments of interest	$57		$100

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

Note 2 – Operations

The Company’s vaccine candidates currently under development, some of which include adjuvants, will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.

As a clinical-stage vaccine company, the Company has primarily funded its operations from proceeds through the sale of its common stock in equity offerings and revenue under its contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) and, to a lesser degree, revenue under its prior contract with PATH Vaccine Solutions (“PATH”). Management regularly reviews the Company’s cash and cash equivalents and marketable securities relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to support its product development activities.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2015, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014 and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $8.7 million and $6.5 million at June 30, 2015 and December 31, 2014, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	June 30, 2015	December 31, 2014
Cash	$13,203	$4,481
Money market funds	125,090	20,354
Government-backed security	28,000	7,500
Asset-backed securities	1,091	―
Cash and cash equivalents	$167,384	$32,335

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

Marketable Securities

Marketable securities consist of commercial paper, asset-backed securities and corporate notes. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity.

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

Restricted Cash

The Company’s current restricted cash at December 31, 2014 includes payments received under the prior PATH agreement (See Note 9) until such time as the Company has paid for the outside services performed under the agreement. In addition, the Company’s non-current restricted cash with respect to its manufacturing, laboratory and office space in Gaithersburg, Maryland functions as collateral for letters of credit, which serve as security deposits for the duration of the leases. At June 30, 2015 and December 31, 2014, non-current restricted cash is $0.8 million and is recorded as other non-current assets on the consolidated balance sheets.

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

Under cost reimbursable contracts, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Under its HHS BARDA contract, certain activities must be pre-approved by HHS BARDA in order for their costs to be deemed allowable direct costs. Direct costs incurred under cost reimbursable contracts are recorded as cost of government contracts revenue. The Company’s HHS BARDA contract provides the U.S. government the ability to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work. The Company believes that if the government were to terminate the HHS BARDA contract for convenience, the costs incurred through the effective date of such termination and any settlement costs resulting from such termination would be allowable costs. Payments to the Company under cost reimbursable contracts with agencies of the U.S. Government, such as the HHS BARDA contract, are provisional payments subject to adjustment upon annual audit by the government. An audit of fiscal year 2013 has been initiated, but has not been completed as of the date of this filing. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable.

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. All outstanding stock options and unvested restricted stock awards totaling 23,248,254 and 16,514,230 at June 30, 2015 and 2014, respectively, are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. The Company is evaluating the potential impact that ASU 2014-09 will have on its consolidated financial position and results of operations.

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at June 30, 2015				Fair Value at December 31, 2014
Assets	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Money market funds	$125,090	$	―	$—	$20,354	$	―	$—
Government-backed security	—		28,000	—	―		7,500	—
Asset-backed securities	—		49,466	—	—		46,624	—
Corporate debt securities	—		99,179	—	—		89,097	—
Total cash equivalents and marketable securities	$125,090		$176,645	$—	$20,354		$143,221	$—

During the six months ended June 30, 2015, the Company did not have any transfers between levels.

The amounts in the Company’s consolidated balance sheet for accounts receivable – billed, accounts receivable – unbilled and accounts payable approximate fair value due to their short-term nature. Based on borrowing rates available to the Company, the fair value of capital lease and notes payable approximates their carrying value.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of June 30, 2015 and December 31, 2014 were comprised of (in thousands):

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$48,381	$1	$(7)	$48,375	$46,660	$—	$(36)	$46,624
Corporate debt securities	99,189	17	(27)	99,179	89,126	8	(37)	89,097
Total	$147,570	$18	$(34)	$147,554	$135,786	$8	$(73)	$135,721

Marketable Securities – Unrealized Losses

The Company owned 47 available-for-sale securities as of June 30, 2015. Of these 47 securities, 33 had combined unrealized losses of less than $0.1 million as of June 30, 2015. The Company did not have any investments in a loss position for greater than 12 months as of June 30, 2015. The Company has evaluated its marketable securities and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the six months ended June 30, 2015 was as follows (in thousands):

Amount
Balance at December 31, 2014	$54,612
Currency translation adjustments	(1,305)
Balance at June 30, 2015	$53,307

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,969	$(860)	$8,109	$9,565	$(678)	$8,887
Collaboration agreements	4,049	(798)	3,251	4,319	(629)	3,690
Total identifiable intangible assets	$13,018	$(1,658)	$11,360	$13,884	$(1,307)	$12,577

Amortization expense for the six months ended June 30, 2015 and 2014 was $0.4 million and $0.6 million, respectively.

Estimated amortization expense for existing intangible assets for the remainder of 2015 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2015 (remainder)	$433
2016	865
2017	865
2018	865
2019	865
2020	865

Note 7 – Stockholders’ Equity

On June 18, 2015, the Company’s stockholders of record as of April 20, 2015 approved the amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the total number of shares of common stock that the Company is authorized to issue from 300,000,000 shares to 600,000,000 shares.

In March 2015, the Company completed a public offering of 27,758,620 shares of its common stock, including 3,620,689 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $7.25 per share resulting in proceeds, net of offering costs of $11.6 million, of approximately $190 million.

In 2012, the Company entered into an At Market Issuance Sales Agreement (“Sales Agreement”), under which the Board of Directors of the Company (the “Board”) approved the Company’s sale of up to an aggregate of $50 million in gross proceeds of its common stock. These shares of common stock were offered pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board’s standing Finance Committee (the “Committee”) assisted with its responsibilities to monitor, provide advice to the Company’s senior management and approve all capital raising activities. In doing so, the Committee set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. During the six months ended June 30, 2015, the Company sold 0.8 million shares at an average sales price of $10.01 per share, resulting in approximately $8 million in net proceeds, of which $0.7 million was received in July 2015 upon settlement. In July 2015, the Company sold the remaining $6.6 million of common stock (0.6 million shares at an average sales price of $11.53 per share) under the Sales Agreement. The Sales Agreement has thus been fully utilized.

Note 8 – Stock-Based Compensation

Stock Options

The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although outstanding awards will continue in accordance with their terms. The Board adopted the 2015 Stock Incentive Plan (“2015 Plan”) in March 2015 and, consistent with historical practice, granted annual and new equity awards prior to the Company’s annual meeting of stockholders in June 2015 under the 2015 Plan; however, these awards were contingent upon stockholder approval of both the 2015 Plan and the Company’s Charter Amendment (See Note 7), both of which were approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary. The 2015 Plan authorizes the issuance of up to 25,000,000 shares of common stock under equity awards granted under the plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan, 2005 Plan and the 1995 Stock Option Plan (“1995 Plan”) for the six months ended June 30, 2015:

	2015 Plan		2005 Plan		1995 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2015	—	$—	16,928,098	$3.24	35,000	$2.21
Granted	7,369,441	$8.97	22,500	$6.70	—	$—
Exercised	—	$—	(877,910)	$2.24	(35,000)	$2.21
Canceled	(55,500)	$8.94	(153,375)	$3.92	—	$—
Outstanding at June 30, 2015	7,313,941	$8.97	15,919,313	$3.29	—	$—
Shares exercisable at June 30, 2015	—	$—	8,320,563	$2.51	—	$—
Shares available for grant at June 30, 2015	17,686,059

As discussed in the “Stock Options” section above, prior to the Company’s annual meeting of stockholders in June 2015, the Company granted 7,014,441 stock options with a weighted-average exercise price of $8.94 under the 2015 Plan. Since the 2015 Plan and the Charter Amendment were approved at the Company’s annual meeting of stockholders in June 2015, the Company began to record stock-based compensation expense for these awards at that time.

The fair value of stock options granted under the 2015 Plan and 2005 Plan was estimated at the date of grant or the date upon which the 2015 Plan was approved by the Company’s stockholders for stock options granted prior to that time using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average Black- Scholes fair value of stock options granted	$4.42	$1.92	$4.42	$2.48
Risk-free interest rate	1.37%-2.13%	1.33%-1.39%	1.19%-2.13%	1.24%-2.22%
Dividend yield	0%	0%	0%	0%
Volatility	54.18%-68.39%	52.87%-53.81%	53.58%-68.39%	52.47%-67.93%
Expected term (in years)	3.98-7.34	4.10-4.26	3.98-7.34	4.04-6.96
Expected forfeiture rate	0%-16.33%	0%-23.15%	0%-16.33%	0%-23.15%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of June 30, 2015 was approximately $140.8 million and 8.1 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of June 30, 2015 was approximately $71.8 million and 6.6 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the six months ended June 30, 2015 and 2014 was $6.0 million and $1.7 million, respectively.

Employee Stock Purchase Plan

In April 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which authorized an aggregate of 2,000,000 shares of common stock to be purchased, which will increase 5% on each anniversary of its adoption up to a maximum of 3,000,000 shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At June 30, 2015, there were 1,413,388 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Range of Black-Scholes fair value of ESPP shares granted	$1.20-$2.24	$0.97-$1.79	$1.06-$2.24	$0.97-$1.79
Risk-free interest rate	0.07%-0.35%	0.11%-0.14%	0.05%-0.35%	0.11%-0.14%
Dividend yield	0%	0%	0%	0%
Volatility	40.79%-64.24%	53.80%-67.57%	40.79%-64.24%	53.80%-67.57%
Expected term (in years)	0.5-2.0	0.5-1.0	0.5-2.0	0.5-1.0
Expected forfeiture rate	5%	5%	5%	5%

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the six months ended June 30, 2015:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2015	15,000	$4.48
Restricted stock granted	—	$—
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—
Outstanding and Unvested at June 30, 2015	15,000	$4.48

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$1,090	$651	$2,122	$1,175
General and administrative	1,490	1,201	2,392	1,717
Total stock-based compensation expense	$2,580	$1,852	$4,514	$2,892

As of June 30, 2015, there was approximately $35.2 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested stock options, ESPP and restricted stock awards. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.6 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 9 – U.S. Government Agreement, Joint Venture and Collaborations

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA initially awarded the Company a contract in 2011, which funds the development of both the Company’s seasonal and pandemic influenza VLP vaccine candidates. The contract with HHS BARDA is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of its multivalent seasonal and monovalent pandemic H7N9 influenza VLP vaccine candidates. In September 2014, HHS BARDA exercised and initiated a two-year option to the contract, which included scope to support development activities leading up to planned Phase 3 clinical studies, added $70 million of funding on top of the remainder of the $97 million base period funding, and extended the contract until September 2016. In June 2015, the contract was amended to increase the funding by $7.7 million to allow for the recovery of additional costs under the contract relating to the settlement of indirect rates for fiscal years 2011 and 2012. This additional amount was received and recorded as revenue in the three months ended June 30, 2015. During the three and six months ended June 30, 2015, the Company recognized revenue of $13.7 million and $23.0 million, respectively, and has recognized approximately $101 million in revenue since the inception of the contract. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit of fiscal year 2013 has been initiated, but has not been completed as of the date of this filing. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable.

In 2012, HHS BARDA withheld payment on the outside costs of the Company’s Phase 2 clinical trial of its seasonal quadrivalent influenza VLP vaccine candidate in Australia (“205 Trial”). Such outside costs were recorded as expenses in the period incurred as a cost of government contracts revenue and the Company did not record revenue relating to such outside costs prior to the first quarter of 2015 because collection of the amount was not reasonably assured. In late 2014, the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (“FDA”) accepted the data from the 205 Trial as part of the Company’s investigational new drug (“IND”) application for its seasonal quadrivalent influenza VLP vaccine candidate. In the first quarter of 2015, HHS BARDA approved the reimbursement of the 205 Trial costs, and the Company recorded revenue of $3.1 million as collection of the amount became reasonably assured during the period. The Company also collected this amount in 2015.

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

PATH Vaccine Solutions (“PATH”) Clinical Development Agreement

In 2012, the Company entered into a clinical development agreement with PATH to develop its RSV F vaccine candidate (“RSV F Vaccine”) for maternal immunization in certain low-resource countries. The Company was awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support its Phase 2 dose-ranging clinical trial in women of childbearing age. In October 2013, the funding under this agreement was increased by $0.4 million to support reproductive toxicology studies, which was necessary before the Company began conducting clinical trials in pregnant women. In December 2013, the Company entered into an amendment with PATH providing an additional $3.5 million in funding to support the Phase 2 dose-confirmation clinical trial in women of childbearing age. In October 2014, the Company entered into an amendment with PATH providing an additional $1.0 million towards the development of a strategy for conducting the planned Phase 3 clinical trials of the Company’s RSV maternal immunization program. The term of the PATH agreement expired in April 2015 and the Company retains global rights to commercialize the RSV product. The Company has submitted a funding proposal to the Bill & Melinda Gates Foundation (“BMGF”) for support of the Company’s continuing development of an affordable and accessible RSV vaccine for maternal immunization programs in low resource countries. The Company and BMGF are currently in ongoing discussions about such an arrangement, but there can be no assurances that it will be completed. The Company recognized revenue of $0.1 million and $0.5 million in the three and six ended June 30, 2015, and has recognized $6.8 million in revenue since the inception of the agreement. Revenue under this arrangement is being recognized under the proportional performance method and earned in proportion to the contract costs incurred in performance of the work as compared to total estimated contract costs. Costs incurred under this agreement represent a reasonable measurement of proportional performance of the services being performed.

Note 10 – Master Services Agreement with Cadila

The Company and Cadila entered into a master services agreement pursuant to which the Company may request services from Cadila in the areas of biologics research, preclinical development, clinical development, process development, manufacturing scale-up and general manufacturing related services in India. In July 2011, and subsequently in March 2013, March 2014 and February 2015, the master services agreement was amended to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 31, 2016, the amount of services provided by Cadila is less than $7.5 million, the Company will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million. Through June 30, 2015, the Company has purchased $6.7 million in services from Cadila pursuant to this agreement, which includes services provided, since the beginning of 2013, by CPLB to the Company on behalf of Cadila pursuant to an October 2013 amendment authorizing such CPLB services. During the six months ended June 30, 2015, the Company purchased $1.0 million in services from Cadila pursuant to this agreement, all of which were provided by CPLB on behalf of Cadila. As of June 30, 2015, the Company’s remaining obligation to Cadila under the master services agreement is $0.8 million. The Company has recognized as expense the entire amount of purchases to date related to CPLB as the Company has not recorded any equity income (loss) of CPLB (see Note 9).

Note 11 – License agreement with Wyeth Holding Corporation

In 2007, the Company entered into an agreement to license certain rights from Wyeth Holding Corporation, a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for the Company to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development activities and royalties on any product sales. The milestone payments are one-time only payments applicable to each related vaccine program. At present, the Company’s seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and its pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by the Company only after it has provided ninety (90) days’ notice that the Company has absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. Payments under the agreement to Wyeth as of June 30, 2015 aggregated $6.4 million. The Company is currently in discussions with Wyeth to potentially amend the agreement and restructure the milestone payment owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its seasonal influenza VLP vaccine candidate in the third quarter of 2014. Such milestone payment is only owed once for the Company’s seasonal influenza VLP vaccine program and it would not be required to make another payment if it or any of its affiliates initiate an additional Phase 3 clinical trial in a seasonal influenza VLP vaccine candidate. The $3.0 million milestone continues to be accrued for on the consolidated balance sheet at June 30, 2015 and was recorded as a research and development expense in the third quarter of 2014.

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

Overview

We are a clinical-stage vaccine company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Using innovative proprietary recombinant nanoparticle vaccine technology, we produce vaccine candidates to efficiently and effectively respond to both known and newly emerging diseases. Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate immunologically important proteins. Our product pipeline targets a variety of infectious diseases with vaccine candidates currently in clinical development for respiratory syncytial virus (“RSV”), seasonal influenza, pandemic influenza and Ebola virus (“EBOV”). We have additional preclinical stage programs in a variety of infectious diseases, including Middle East Respiratory Syndrome (“MERS”). Further, CPL Biologics Private Limited (“CPLB”), our joint venture company with Cadila Pharmaceuticals Limited (“Cadila”) in India, is actively developing a number of vaccine candidates that were genetically engineered by us, including its seasonal VLP influenza vaccine candidate that completed its Phase 3 clinical trial in India in 2014, and its rabies vaccine that completed its Phase 1/2 clinical trial in India in 2014. CPLB is owned 20% by us and 80% by Cadila. CPLB operates a manufacturing facility in India for the production of vaccines.

We are also developing proprietary technology for the production of immune stimulating saponin-based adjuvants, through our Swedish wholly owned subsidiary, Novavax AB. Our Matrix™ adjuvant technology utilizes selected quillaja fractions, which form separate matrix structures, to develop multi-purpose immune-modulating adjuvant products for a broad range of potential vaccine applications. Our lead adjuvant for human applications, Matrix-M™, has been successfully tested in a Phase 1/2 clinical trial for our pandemic H7N9 influenza VLP vaccine candidate, conducted under our contract with HHS BARDA, and we are currently testing Matrix-M in conjunction with our EBOV vaccine candidate in a Phase 1 clinical trial. Genocea Biosciences, Inc. (“Genocea”) has licensed rights to our Matrix technology and is developing its herpes simplex 2 vaccine candidate using Matrix-M.

Clinical Product Pipeline

A current summary of our significant research and development programs, along with the programs of our joint venture, CPLB, and status of the related products in development follows:

Program	Development Stage	Funding Collaborator

Respiratory Syncytial Virus (RSV)
•Elderly	Phase 2
•Maternal Immunization	Phase 2	PATH*
•Pediatric	Phase 1

Influenza
•Seasonal Quadrivalent	Phase 2	HHS BARDA
•Pandemic H7N9	Phase 2	HHS BARDA

Other
•Ebola Virus (EBOV)	Phase 1
•Combination (Influenza/RSV)	Preclinical

CPLB Programs (India)
•Seasonal Influenza	Phase 3
•Rabies	Phase 1/2

*As detailed below, our funding and development arrangement with PATH expired in April 2015.

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

RSV Elderly Program

In August 2015, we announced positive top-line data from a Phase 2 clinical trial of our RSV F Vaccine in older adults (>60 years of age). The clinical trial demonstrated statistically significant vaccine efficacy in the prevention of symptomatic RSV disease in older adults, the first vaccine to demonstrate efficacy against RSV disease in any population. The clinical trial detected an attack rate of 4.9% for symptomatic RSV disease in 1,600 older adults. Similar to our findings in prior clinical trials, there were greater than four-fold increases in both anti-F IgG and palivizumab-competing antibody (PCA) concentrations with serological responses in over 95% of vaccinated subjects. We anticipate that the next steps in the development of the RSV F Vaccine for an older adult indication will include discussions with regulatory authorities and the initiation of a pivotal Phase 3 clinical trial, which could start as early as the fourth quarter of 2015.

RSV Maternal Immunization Program

In September 2014, we initiated a Phase 2 clinical trial of our RSV F Vaccine in fifty (50) healthy women in their third trimester of pregnancy. This trial is designed to evaluate the safety and immunogenicity of our RSV F Vaccine in pregnant women and assesses the impact of maternal immunization on RSV-specific antibody levels through the baby’s first six months of life and infant safety through the first year of life. The preliminary data from this trial are expected in the third quarter of 2015, and will inform the next steps in the development of our RSV maternal program. In November 2014, we announced that the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (“FDA”) had granted Fast Track Designation to our RSV F Vaccine for protection of infants via maternal immunization. The Fast Track designation, established by the FDA Modernization Act of 1997, is intended for products that treat serious or life-threatening diseases or conditions, and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The program is intended to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. Fast Track designation specifically facilitates meetings to discuss all aspects of development to support licensure and it provides the opportunity to submit sections of a Biologics License Application (“BLA”) on a rolling basis as data become available, which permits the FDA to review modules of the BLA as they are received instead of waiting for the entire BLA submission.

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

PATH Vaccine Solutions (“PATH”) Clinical Development Agreement for RSV Maternal Program

In conjunction with our development of our RSV F Vaccine for maternal immunization, in 2012 we entered into a clinical development agreement with PATH to develop our RSV F Vaccine in certain low-resource countries. We were awarded approximately $2.0 million by PATH for initial funding under the agreement to partially support our Phase 2 dose-ranging clinical trial in women of childbearing age described above. In October 2013, the funding under this agreement was increased by $0.4 million to support reproductive toxicology studies, which was necessary before we began conducting clinical trials in pregnant women. In December 2013, we entered into an amendment with PATH providing an additional $3.5 million in funding to support the Phase 2 dose-confirmation clinical trial in 720 women of childbearing age. In October 2014, we entered into an amendment with PATH providing an additional $1.0 million towards the development of a strategy for conducting Phase 3 clinical trials of our RSV maternal immunization program. The term of the PATH agreement expired in April 2015 and the Company retains global rights to commercialize the RSV product. The Company has submitted a funding proposal to the Bill & Melinda Gates Foundation (“BMGF”) for support of the Company’s continuing development of an affordable and accessible RSV vaccine for maternal immunization programs in low resource countries. The Company and BMGF are currently in ongoing discussions about such an arrangement, but there can be no assurances that it will be completed.

RSV Pediatric Program

While the burden of RSV disease falls heavily on newborn infants, RSV is also a prevalent and currently unaddressed problem in pediatrics. This third market segment for our RSV F Vaccine remains an important opportunity. In November 2014, we initiated Phase 1 of our RSV pediatric program and we expect to enroll additional healthy children two to six years old into our Phase 1 program in 2016.

Influenza

Influenza is a world-wide infectious disease that causes illness in humans with symptoms ranging from mild to life-threatening; serious illness occurs not only in susceptible populations such as pediatrics and the elderly, but also in the general population because of unique strains of influenza for which most humans have not developed protective antibodies. Influenza is a major burden on public health worldwide: estimates of one million deaths each year are attributed to influenza.6 It is further estimated that, each year, influenza attacks between 5% and 10% of adults and 20% to 30% of children, causing significant levels of illness, hospitalization and death.7

Although a number of licensed seasonal influenza vaccines are currently commercially available in most geographies, and these manufacturers have capabilities to develop influenza vaccines that are responsive to unique and emerging influenza strains, we believe our influenza virus-like particle (“VLP”) vaccine candidates have immunological advantages over currently available vaccines. These immunological advantages stem from the fact that our influenza VLPs contain three of the major structural virus proteins that are important for fighting influenza: hemagglutinin (“HA”) and neuraminidase (“NA”), both of which stimulate the body to produce antibodies that neutralize the influenza virus and prevent its spread through the cells in the respiratory tract, and matrix 1 (“M1”), which stimulates cytotoxic T lymphocytes to kill cells that may already be infected. Our VLPs are not made from live viruses and have no genetic nucleic material in their inner core, which render them incapable of replicating and causing disease. We also believe there are inherent advantages to our vaccine platform technology for more rapid and efficient development of new influenza vaccine candidates.

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

In July 2015 we reported positive preliminary data from our Phase 2 clinical trial of our quadrivalent seasonal influenza VLP vaccine candidate in 400 healthy adults that we initiated in November 2014 under our contract with HHS BARDA. These data show that our quadrivalent seasonal influenza VLP vaccine candidate is both safe and well-tolerated, with results that met the immunogenicity targets. These results demonstrate the potential for our seasonal quadrivalent influenza VLP vaccine candidate to meet the FDA criteria for accelerated approval. We are assessing these preliminary data from this trial, and in conjunction with HHS BARDA, are evaluating the next steps in the development of our quadrivalent seasonal influenza VLP vaccine candidate.

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

8 Influenza Vaccines Forecasts. Datamonitor (2013)

In collaboration with HHS BARDA, we have now developed and delivered compelling safety and immunogenicity data on two pandemic vaccine candidates, H5N1 and H7N9, which provide the U.S. government with alternatives for dealing with future potential threats. In September 2014, we announced positive results from a Phase 1/2 clinical trial of our H7N9 influenza VLP vaccine candidate adjuvanted with Matrix-M in 610 healthy adults. Under our contract with HHS BARDA, the Phase 1/2 clinical trial was designed as a dose-ranging, randomized, observer-blinded, placebo-controlled clinical trial, to determine the contribution of Matrix-M to potential antigen dose sparing regimens. Our H7N9 influenza VLP vaccine candidate, with and without Matrix-M, was well tolerated and demonstrated a safety profile similar to our prior experience with another saponin-based adjuvant. Matrix-M adjuvanted formulations demonstrated immunogenicity and dose-sparing benefits relative to unadjuvanted antigen. Hemagglutination-inhibiting antibody titers were generally comparable to those reported in prior studies with another saponin adjuvant and the vaccine also elicited significant anti-neuraminidase antibodies. In October 2014, we announced that the FDA had granted fast track designation to our H7N9 influenza VLP vaccine candidate with Matrix-M. We expect to initiate a Phase 2 clinical trial of our H7N9 influenza VLP vaccine candidate with Matrix-M during the first quarter of 2016.

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

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA awarded us a contract in 2011, which funds the development of both our multivalent seasonal influenza and pandemic influenza VLP vaccine candidates. Our contract with HHS BARDA is a cost-plus-fixed-fee contract, which reimburses us for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of our multivalent seasonal and monovalent pandemic influenza vaccines. In September 2014, we announced that HHS BARDA had exercised and initiated a two-year option to our contract, which not only extended the contract until September 2016, but also added scope to support our development activities leading up to planned Phase 3 clinical studies and $70 million of funding on top of the remainder of the $97 million base period funding. In June 2015, the contract was amended to increase the funding by $7.7 million to allow for the recovery of additional costs under the contract relating to the settlement of indirect rates for fiscal years 2011 and 2012. This additional amount was received and recorded as revenue in the three months ended June 30, 2015. During the six months ended June 30, 2015, we recognized revenue of $23.0 million and have recognized approximately $101 million in revenue since the inception of the contract.

Other

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

In July 2015, we announced preliminary data from our Phase 1 clinical trial of our EBOV GP vaccine candidate in ascending doses, with and without our Matrix-M adjuvant, in 150 healthy adults that we initiated in February 2015. Participants received either one or two intramuscular injections ranging from 6.5µg to 50µg of antigen. Immunogenicity was assessed at multiple time points, including days 28 and 35. These Phase 1 data show that our EBOV GP vaccine candidate is highly immunogenic, well-tolerated and, in conjunction with our proprietary Matrix-M adjuvant, resulted in significant antigen dose-sparing. Although the adjuvanted Ebola GP vaccine candidate was highly immunogenic at all dose levels, the adjuvanted two-dose regimens induced Ebola anti-GP antibody geometric mean responses between 45,000 and 70,000 ELISA units, representing a 500 to 750-fold rise over baseline at day 35. In addition, in the first quarter of 2015 we announced successful preliminary data from two separate non-human primate challenge studies of our EBOV GP vaccine candidate in which, in both cases, the challenge was lethal for the control animal, whereas 100% of the immunized animals were protected. Large-scale global clinical trials towards licensure of our EBOV GP vaccine will be developed based on the published results of our Phase 1 clinical trial and in collaboration with global regulatory authorities and world health agencies.

Combination Respiratory (Influenza and RSV)

Given the ongoing development of our quadrivalent seasonal influenza VLP vaccine candidate and our RSV F Vaccine, we see an important opportunity to develop a combination respiratory vaccine candidate. This opportunity presents itself most evidently in the elderly, although we have not ruled out developing a combination respiratory vaccine for the non-elderly. Early preclinical development efforts have given us confidence that such a combination vaccine is viable and in animal models, provides acceptable immunogenicity. We intend to explore this development opportunity by conducting a Phase 1 clinical trial in such a combination vaccine.

CPLB Programs (India)

Seasonal Influenza

CPLB completed its Phase 3 clinical trial of its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014 and filed for regulatory market authorization, the Indian equivalent of a BLA, in the second quarter of 2015. As part of its strategy to establish a regulatory pathway for the recombinant trivalent seasonal VLP influenza vaccine, CPLB had previously completed a Phase 3 clinical trial of its monovalent H1N1 seasonal influenza vaccine in 2014, and subsequently filed for and received regulatory approval in the first quarter of 2015. While this marks the first approval of a Novavax VLP vaccine, the market for seasonal influenza vaccines is dominated by multivalent vaccines and there are no current expectations for sales from CPLB’s monovalent H1N1 seasonal product.

Rabies

CPLB completed Stage II of its Phase 1/2 clinical trial in India of a rabies G protein vaccine candidate that we genetically engineered. The objective was to develop a recombinant vaccine that can be administered both as a pre-exposure prophylaxis for residents of certain higher-risk geographies and travelers to such locations, and as a post-exposure prophylaxis using fewer doses than the current standard of care. In October 2014, CPLB presented clinical results from Stage I of the Phase 1/2 clinical trial, demonstrating that all vaccine recipients, at various doses levels and schedules, showed seroprotective antibody levels at day 14 that were sustained through day 180. The vaccine candidate, which was found to be safe and well-tolerated, also induced seroprotective levels with two-dose and three-dose regimens. With positive clinical data from Stage II of the Phase 1/2 clinical trial, CPLB expects to file an application to initiate a Phase 3 clinical trial in late 2015 or early 2016.

Discovery Programs

Our vaccine platform technology provides an efficient system to rapidly develop antigens to selected targets, refine manufacturing processes and optimize development across multiple vaccine candidates. We pay close attention to global reports of emerging diseases for which there do not appear to be immediate cures and where a vaccine protocol could offer potential protection. In addition to our response to the A(H7N9) influenza strain (as previously discussed), we have been monitoring reports concerning MERS, a novel coronavirus first identified in 2012. MERS became a potential emerging threat in 2013 and is currently being monitored by global health agencies, with the WHO currently reporting more than 1,300 confirmed cases of infection and more than 480 deaths. The MERS virus is a part of the coronavirus family that includes the severe acute respiratory syndrome coronavirus (“SARS”). Because of the public health priority given to MERS, within weeks of getting the virus’ sequence, we successfully produced a vaccine candidate designed to provide protection against MERS. This vaccine candidate, which was made using our recombinant nanoparticle vaccine technology, is based on the major surface spike protein, which we had earlier identified as the antigen of choice in our work with a SARS vaccine candidate. In April 2014, in collaboration with the University of Maryland, School of Medicine, we published results that showed our investigational vaccine candidates against both MERS and SARS blocked infection in laboratory studies. Although the development of a MERS vaccine candidate currently remains a preclinical program, we believe that our MERS vaccine candidate offers a viable option to interested global public health authorities.

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

In 2012, we entered into an At Market Issuance Sales Agreement (“Sales Agreement”), under which our Board of Directors (the “Board”) approved the sale of up to an aggregate of $50 million in gross proceeds of our common stock. The shares of common stock have been offered pursuant to a shelf registration statement filed with the SEC in March 2013, which replaced the previous shelf registration statement filed in 2010. The Board’s standing Finance Committee (the “Committee”) assisted with its responsibilities to monitor, provide advice to our senior management and approve all capital raising activities. In doing so, the Committee set the amount of shares to be sold, the period of time during which such sales may occur and the minimum sales price per share. During the six months ended June 30, 2015, we sold 0.8 million shares at an average sales price of $10.01 per share, resulting in approximately $8 million in net proceeds, of which $0.7 million was received in July 2015 upon settlement. In July 2015, we sold the remaining $6.6 million of common stock (0.6 million shares at an average sales price of $11.53 per share) under the Sales Agreement. The Sales Agreement has thus been fully utilized.

Critical Accounting Policies and Use of Estimates

There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

Recent Accounting Pronouncements Not Yet Adopted

We have considered the applicability and impact of all Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updates (ASUs). In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. We are evaluating the potential impact that ASU 2014-09 will have on our consolidated financial position and results of operations.

Results of Operations

The following is a discussion of the historical financial condition and results of operations of the Company and should be read in conjunction with the financial statements and notes thereto set forth in this Quarterly Report.

Three Months Ended June 30, 2015 and 2014 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended June 30,
	2015	2014	Change 2014 to 2015
Revenue:
Total revenue	$13,996	$8,259	$5,737

Revenue for the three months ended June 30, 2015 was $14.0 million as compared to $8.3 million for the same period in 2014, an increase of $5.7 million or 69%. Revenue for the three months ended June 30, 2015 and 2014 is primarily comprised of services performed under the HHS BARDA contract, and to a much lesser extent, the prior PATH clinical development agreement. The increase in revenue is due to revenue of $7.7 million relating to the recovery of additional costs under the HHS BARDA contract for the settlement of indirect rates for fiscal years 2011 and 2012 in the three months ended June 30, 2015. This increase in revenue was partially offset by a lower level of activity in the three months ended June 30, 2015 associated with our Phase 2 seasonal influenza clinical trial as compared to our Phase 1/2 clinical trial of our H7N9 pandemic VLP candidate in the same period in 2014 under the HHS BARDA contract and a decrease in revenue under the prior PATH clinical development agreement.

For 2015, we expect an increase in revenue primarily due to the recovery of additional costs under the HHS BARDA contract for the settlement of indirect rates for fiscal years 2011 and 2012.

Costs and Expenses:

	Three Months Ended June 30,
	2015	2014	Change 2014 to 2015
Costs and Expenses:
Cost of government contracts revenue	$2,687	$5,102	$(2,415)
Research and development	25,042	15,202	9,840
General and administrative	7,088	5,806	1,282
Total costs and expenses	$34,817	$26,110	$8,707

Cost of Government Contracts Revenue

Cost of government contracts revenue includes direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. Cost of government contracts revenue decreased to $2.7 million for the three months ended June 30, 2015 from $5.1 million for the same period in 2014, a decrease of $2.4 million, or 47%. The decrease in cost of government contracts revenue is primarily related to a lower level of activity in the three months ended June 30, 2015 associated with our Phase 2 seasonal influenza clinical trial as compared to our Phase 1/2 clinical trial of our H7N9 pandemic VLP candidate in the same period in 2014. For 2015, we expect a decrease in cost of government contracts revenue primarily due to lower level of project development activities under our HHS BARDA contract in 2015 as compared to 2014.

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs, such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses increased to $25.0 million for the three months ended June 30, 2015 from $15.2 million for the same period in 2014, an increase of $9.8 million, or 65%. The increase in research and development expenses was primarily due to increased costs associated with our ongoing RSV F Vaccine clinical trials and our EBOV GP vaccine clinical trial and higher employee-related costs, as compared to the same period in 2014. For 2015, we expect a significant increase in research and development expenses primarily due to additional RSV F Vaccine clinical trials, the EBOV GP vaccine clinical trial and employee-related and facility costs to support product development of our RSV F Vaccine and other potential vaccine candidates.

Costs and Expenses by Functional Area

We track our cost of government contracts revenue and research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At June 30, 2015, we had 313 employees dedicated to our research and development programs versus 199 employees as of June 30, 2014. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs, and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our cost of government contracts revenue and research and development expenses by functional area for the three months ended June 30 (in millions).

	2015	2014
Manufacturing	$18.3	$12.1
Vaccine Discovery	1.5	1.5
Clinical and Regulatory	7.9	6.7
Total cost of government contracts revenue and research and development expenses	$27.7	$20.3

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

General and Administrative Expenses

General and administrative expenses increased to $7.1 million for the three months ended June 30, 2015 from $5.8 million for the same period in 2014, an increase of $1.3 million, or 22%. The increase was primarily due to higher employee-related costs, as compared to the same period in 2014. At June 30, 2015, we had 43 employees dedicated to general and administrative functions versus 29 employees as of June 30, 2014. For 2015, we expect general and administrative expenses to increase primarily due to increased employee costs and pre-commercialization activities.

Other Income (Expense):

	Three Months Ended June 30,
	2015	2014	Change 2014 to 2015
Other Income (Expense):
Investment income	$134	$20	$114
Interest expense	(26)	(51)	25
Other income	72	18	54
Total other income (expense)	$180	$(13)	$193

We had total other income of $0.2 million for the three months ended June 30, 2015 as compared to total other expense of less than $0.1 million for the same period in 2014.

Net Loss:

	Three Months Ended June 30,
	2015	2014	Change 2014 to 2015
Net Loss:
Net loss	$(20,641)	$(17,864)		$(2,777)
Net loss per share	$(0.08)	$(0.08)	$	―
Weighted shares outstanding	268,083	217,178		50,905

Net loss for the three months ended June 30, 2015 was $20.6 million, or $0.08 per share, as compared to $17.9 million, or $0.08 per share, for the same period in 2014, an increased net loss of $2.8 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to clinical trials of our RSV F Vaccine and a clinical trial of our EBOV GP vaccine candidate and higher employee-related costs, as compared to the same period in 2014.

The increase in weighted average shares outstanding for the three months ended June 30, 2015 as compared to the same period in 2014 is primarily a result of sales of our common stock in 2015 and 2014.

Six Months Ended June 30, 2015 and 2014 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Six Months Ended June 30,
	2015	2014	Change 2014 to 2015
Revenue:
Total revenue	$23,872	$15,721	$8,151

Revenue for the six months ended June 30, 2015 was $23.9 million as compared to $15.7 million for the same period in 2014, an increase of $8.2 million or 52%. Revenue for the six months ended June 30, 2015 and 2014 is primarily comprised of services performed under the HHS BARDA contract, and to a much lesser extent, the prior PATH clinical development agreement. The increase in revenue is primarily due to revenue of $7.7 million relating to the recovery of additional costs for the settlement of indirect rates for fiscal years 2011 and 2012 under the HHS BARDA contract in the three months ended June 30, 2015 and revenue of $3.1 million relating to our Phase 2 clinical trial of our quadrivalent seasonal influenza VLP vaccine candidate in Australia (“205 Trial”) as collection of the amount became reasonably assured in the first quarter of 2015. These increases in revenue were partially offset by a decrease in revenue under the prior PATH clinical development agreement.

In 2012, HHS BARDA withheld payment on the outside costs of the 205 Trial. Such outside costs were recorded as expenses in the period incurred as a cost of government contracts revenue and the Company did not record revenue relating to such outside costs prior to the first quarter of 2015 because collection of the amount was not reasonably assured. In late 2014, the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (“FDA”) accepted the data from the 205 Trial as part of the Company’s investigational new drug (“IND”) application for its seasonal quadrivalent influenza VLP vaccine candidate. In the first quarter of 2015, HHS BARDA approved the reimbursement of the 205 Trial costs. We also collected this amount in 2015.

Costs and Expenses:

	Six Months Ended June 30,
	2015	2014	Change 2014 to 2015
Costs and Expenses:
Cost of government contracts revenue	$5,307	$8,123	$(2,816)
Research and development	50,769	29,720	21,049
General and administrative	12,931	10,114	2,817
Total costs and expenses	$69,007	$47,957	$21,050

Cost of Government Contracts Revenue

Cost of government contracts revenue includes direct costs of salaries, laboratory supplies, consultants and subcontractors and other direct costs associated with our process development, manufacturing, clinical, regulatory and quality assurance activities under research contracts. Cost of government contracts revenue decreased to $5.3 million for the six months ended June 30, 2015 from $8.1 million for the same period in 2014, a decrease of $2.8 million, or 35%. The decrease in cost of government contracts revenue is primarily related to a lower level of activity in the six months ended June 30, 2015 associated with our Phase 2 seasonal influenza clinical trial as compared to our Phase 1/2 clinical trial of our H7N9 pandemic VLP candidate in the same period in 2014.

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for internally funded programs. In addition, indirect costs, such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses increased to $50.8 million for the six months ended June 30, 2015 from $29.7 million for the same period in 2014, an increase of $21.0 million, or 71%. The increase in research and development expenses was primarily due to increased costs associated with our ongoing RSV F Vaccine clinical trials and our EBOV GP vaccine clinical trial and higher employee-related costs, as compared to the same period in 2014. At June 30, 2015, we had 313 employees dedicated to our research and development programs versus 199 employees as of June 30, 2014.

Costs and Expenses by Functional Area

The following summarizes our cost of government contracts revenue and research and development expenses by functional area for the six months ended June 30 (in millions).

	2015	2014
Manufacturing	$35.6	$22.4
Vaccine Discovery	3.2	2.8
Clinical and Regulatory	17.3	12.6
Total cost of government contracts revenue and research and development expenses	$56.1	$37.8

General and Administrative Expenses

General and administrative expenses increased to $12.9 million for the six months ended June 30, 2015 from $10.1 million for the same period in 2014, an increase of $2.8 million, or 28%. The increase was primarily due to higher employee-related costs, as compared to the same period in 2014. At June 30, 2015, we had 43 employees dedicated to general and administrative functions versus 29 employees as of June 30, 2014.

Other Income (Expense):

	Six Months Ended June 30,
	2015	2014	Change 2014 to 2015
Other Income (Expense):
Investment income	$256	$32	$224
Interest expense	(62)	(103)	41
Other income (expense)	(70)	18	(88)
Realized gains on marketable securities	―	615	(615)
Total other income (expense)	$124	$562	$(438)

We had total other income of $0.1 million for the six months ended June 30, 2015 as compared to total other income of $0.6 million for the same period in 2014. For the six months ended June 30, 2014, we sold our remaining auction rate security and received proceeds of $1.8 million resulting in a realized gain of $0.6 million.

Net Loss:

	Six Months Ended June 30,
	2015	2014	Change 2014 to 2015
Net Loss:
Net loss	$(45,011)	$(31,674)	$(13,337)
Net loss per share	$(0.18)	$(0.15)	$(0.03)
Weighted shares outstanding	254,727	213,075	41,652

Net loss for the six months ended June 30, 2015 was $45.0 million, or $0.18 per share, as compared to $31.7 million, or $0.15 per share, for the same period in 2014, an increased net loss of $13.3 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to clinical trials of our RSV F Vaccine and a clinical trial of our EBOV GP vaccine candidate and higher employee-related costs, as compared to the same period in 2014.

The increase in weighted average shares outstanding for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily a result of sales of our common stock in 2015 and 2014.

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

As of June 30, 2015, we had $314.9 million in cash and cash equivalents and marketable securities as compared to $168.1 million as of December 31, 2014. These amounts consisted of $167.4 million in cash and cash equivalents and $147.6 million in marketable securities as of June 30, 2015 as compared to $32.3 million in cash and cash equivalents and $135.7 million in marketable securities, as described in Note 3 under section “Marketable Securities,” as of December 31, 2014.

The following table summarizes cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	Change 2014 to 2015
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(42,812)	$(31,372)	$(11,440)
Investing activities	(21,619)	(93,080)	71,461
Financing activities	199,560	108,868	90,692
Effect on exchange rate on cash and cash equivalents	(80)	(30)	(50)
Net increase (decrease) in cash and cash equivalents	135,049	(15,614)	150,663
Cash and cash equivalents at beginning of period	32,335	119,471	(87,136)
Cash and cash equivalents at end of period	$167,384	$103,857	$63,527

Net cash used in operating activities increased to $42.8 million for the six months ended June 30, 2015 as compared to $31.4 million for the same period in 2014. The increase in cash usage was primarily due to increased costs relating to our RSV F Vaccine and EBOV GP vaccine candidate, higher employee-related costs and timing of customer and vendor payments.

During the six months ended June 30, 2015 and 2014, our investing activities consisted primarily of purchases and maturities of marketable securities and capital expenditures. Capital expenditures for the six months ended June 30, 2015 and 2014 were $9.2 million and $1.8 million, respectively. The increase in capital expenditures was primarily due to the purchase of laboratory equipment for process development, analytical development and manufacturing scale-up required to support our maturing product portfolio. In 2015, we expect our level of capital expenditures to be significantly higher than our 2014 spending as we continue to scale up our capacity in anticipation of Phase 3 clinical trials and related regulatory obligations in the upcoming years.

Our financing activities consisted primarily of sales of our common stock, and to a lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the six months ended June 30, 2015, we received net proceeds of approximately $190 million through our public offering at $7.25 per share and approximately $8 million through our Sales Agreement ($0.7 million was received in July 2015 upon settlement) at an average sales price of $10.01 per share. In the six months ended June 30, 2014, we received net proceeds of approximately $108 million through our public offering at $4.00 per share. We sold the remaining $6.6 million of common stock (0.6 million shares at an average sales price of $11.53 per share) under the Sales Agreement in July 2015. The Sales Agreement has thus been fully utilized.

In 2007, we entered into an agreement to license certain rights from Wyeth. The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for us to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development activities and royalties on any product sales. The milestone payments are one-time only payments applicable to each related vaccine program. At present, our seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and our pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. Payments under the agreement to Wyeth from 2007 through June 30, 2015 totaled $6.4 million. We are currently in discussion with Wyeth to potentially amend the agreement and restructure the milestone payment owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its seasonal influenza VLP vaccine candidate in the third quarter of 2014. Such milestone payment is only owed once for our seasonal influenza VLP vaccine program and we would not be required to pay again if we or any of our affiliates initiate an additional Phase 3 clinical trial in a seasonal influenza VLP vaccine candidate. The $3.0 million milestone continues to be accrued for on the consolidated balance sheet at June 30, 2015 and was recorded as a research and development expense in the third quarter of 2014.

In connection with CPLB, we entered into a master services agreement with Cadila, which we and Cadila amended in July 2011, March 2013, March 2014 and February 2015, in each case to extend the term by one year for which services can be provided by Cadila under this agreement. Under the revised terms, if, by March 2016, the amount of services provided by Cadila under the master services agreement is less than $7.5 million, we will pay Cadila the portion of the shortfall amount that is less than or equal to $2.0 million. The Company and Cadila have also agreed to an amendment that allows CPLB, as of the beginning of 2013, to provide services on behalf of Cadila. Through June 30, 2015, we have purchased $6.7 million in services from Cadila pursuant to this agreement, including amounts in which CPLB provided the services on behalf of Cadila.

Based on our June 30, 2015 cash and cash equivalents and marketable securities balances, along with anticipated revenue under the contract with HHS BARDA and other resources, we believe we have adequate capital to fund our operating plans for a minimum of twelve months. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our ability to perform and thus generate revenue under the HHS BARDA contract, our overall business performance and market conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of June 30, 2015, we had cash and cash equivalents of $167.4 million, marketable securities of $147.6 million, all of which are short-term, and working capital of $305.9 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of June 30, 2015, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a reduction of stockholders’ equity of approximately $2.9 million at June 30, 2015.

We do not have material debt and, as such, do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2015, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

3.1*	Second Amended and Restated Certificate of Incorporation of the Company

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013)

10.1** *	Contract Amendment/Modification No. 8 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated June 5, 2015

10.2†	Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed April 30, 2015 in connection with the Annual Meeting held on June 18, 2015)

10.3†*	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan

10.4†*	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan

10.5†*	Form of Restricted Stock Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.
†	Indicates management contracts, compensatory plans, or arrangements.
**	Confidential treatment has been requested for portions of exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 10, 2015	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Barclay A. Phillips
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)