Form 10-Q
period 2016-03-31
NOVAVAX INC
filed 2016-05-05
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 270,782,921 as of April 30, 2016.

NOVAVAX, INC.

TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	3

	Notes to the Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,225	$93,108
Marketable securities	301,642	137,548
Restricted cash	29,619	34,964
Accounts receivable	406	2,320
Prepaid expenses and other current assets	20,703	19,317
Total current assets	484,595	287,257
Restricted cash	6,489	2,422
Property and equipment, net	36,558	32,342
Intangible assets, net	10,962	10,793
Goodwill	53,766	53,065
Other non-current assets	137	159
Total assets	$592,507	$386,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,237	$11,889
Accrued expenses	27,147	26,734
Accrued interest	2,099	—
Deferred revenue	28,907	34,469
Notes payable	252	395
Deferred rent	1,337	1,409
Other current liabilities	72	1,598
Total current liabilities	71,051	76,494
Deferred revenue	8,091	4,171
Convertible notes payable	315,271	—
Deferred rent	9,413	9,534
Other non-current liabilities	3,248	3,170
Total liabilities	407,074	93,369

Commitments and contingences	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2016 and December 31, 2015; 271,226,476 shares issued and 270,771,046 shares outstanding at March 31, 2016 and 270,426,662 shares issued and 269,971,232 shares outstanding at December 31, 2015	2,712	2,704
Additional paid-in capital	920,001	951,569
Accumulated deficit	(727,282)	(650,030)
Treasury stock, 455,430 shares, cost basis at both March 31, 2016 and December 31, 2015	(2,450)	(2,450)
Accumulated other comprehensive loss	(7,548)	(9,124)
Total stockholders’ equity	185,433	292,669
Total liabilities and stockholders’ equity	$592,507	$386,038

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue:
Government contracts	$1,946	$9,246
Research and development collaborations	2,272	631
Total revenue	4,218	9,877

Expenses:
Research and development	68,952	28,347
General and administrative	10,528	5,843
Total expenses	79,480	34,190
Loss from operations	(75,262)	(24,313)
Other income (expense):
Investment income	473	121
Interest expense	(2,430)	(36)
Other expense	(33)	(142)
Net loss	$(77,252)	$(24,370)

Basic and diluted net loss per share	$(0.29)	$(0.10)

Basic and diluted weighted average number of common shares outstanding	270,179	241,223

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net loss	$(77,252)	$(24,370)
Other comprehensive income (loss):
Net unrealized gains on marketable securities available-for-sale	317	43
Foreign currency translation adjustment	1,259	(3,194)
Other comprehensive income (loss)	1,576	(3,151)
Comprehensive loss	$(75,676)	$(27,521)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(77,252)	$(24,370)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,954	1,309
Amortization of net premiums on marketable securities	146	427
Amortization of debt issuance costs	237	―
Deferred rent	(193)	(195)
Non-cash stock-based compensation	4,961	1,932
Other	98	146
Changes in operating assets and liabilities:
Restricted cash	1,278	297
Accounts receivable	1,926	(78)
Prepaid expenses and other assets	(1,289)	(2,491)
Accounts payable and accrued expenses	1,482	(7,574)
Deferred revenue	(1,644)	107
Other liabilities	(1,535)	―
Net cash used in operating activities	(69,831)	(30,490)

Investing Activities:
Capital expenditures	(5,517)	(4,864)
Proceeds from maturities of marketable securities	82,657	29,450
Purchases of marketable securities	(246,580)	(6,798)
Net cash provided by (used in) investing activities	(169,440)	17,788

Financing Activities:
Principal payments on capital leases	(19)	(16)
Principal payments on notes payable	(143)	(164)
Proceeds from issuance of convertible notes	325,000	―
Payments of costs related to issuance of convertible notes	(9,966)	―
Payments for capped call transactions and costs	(38,521)	―
Net proceeds from sales of common stock	―	193,619
Proceeds from the exercise of stock options and employee stock purchases	2,000	2,057
Net cash provided by financing activities	278,351	195,496
Effect of exchange rate on cash and cash equivalents	37	(79)
Net increase in cash and cash equivalents	39,117	182,715
Cash and cash equivalents at beginning of period	93,108	32,335
Cash and cash equivalents at end of period	$132,225	$215,050

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses	$3,180	$3,118
Supplemental disclosure of cash flow information:
Cash payments of interest	$12	$31

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

As a clinical-stage vaccine company, the Company has primarily funded its operations from proceeds through the sale of its common stock in equity offerings, the issuance of convertible debt and revenue under its contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) and, to a lesser degree, revenue under its prior contract with PATH Vaccine Solutions (“PATH”) and the grant agreement with the Bill & Melinda Gates Foundation (“BMGF”). Management regularly reviews the Company’s cash and cash equivalents and marketable securities relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to support its product development activities.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2016, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015 and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $7.8 million and $9.1 million at March 31, 2016 and December 31, 2015, respectively.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	March 31, 2016	December 31, 2015
Cash	$7,182	$29,569
Money market funds	49,321	14,950
Debt securities of U.S. government agencies	9,994	―
Government-backed security	39,500	20,000
Asset-backed securities	―	8,185
Corporate debt securities	26,228	20,404
Cash and cash equivalents	$132,225	$93,108

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

Marketable Securities

Marketable securities consist of commercial paper, asset-backed securities, U.S. Treasury securities, debt securities of U.S. government agencies and corporate notes. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity.

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

Restricted Cash

The Company’s current and noncurrent restricted cash includes payments received under the Grant Agreement (See Note 10) and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At March 31, 2016 and December 31, 2015, the restricted cash balances consist entirely of payments received under the Grant Agreement other than $0.9 million of security deposits recorded in non-current restricted cash on the consolidated balance sheets.

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At March 31, 2016 and 2015, the Company had outstanding stock options and unvested restricted stock awards totaling 32,803,931 and 23,250,163, respectively. At March 31, 2016, the Company’s Notes are initially convertible into approximately 47,716,900 shares of the Company’s common stock. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU became effective for the Company beginning January 1, 2016. The adoption of ASU 2015-03 did not have a material effect on the Company’s financial statements.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) that increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard will be effective January 1, 2019 for the Company, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements.  The Company is currently evaluating when it will adopt the standard and the expected impact to its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) that simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective January 1, 2017 for the Company, with early adoption permitted.  The Company is currently evaluating when it will adopt the standard and the expected impact to its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the potential impact that ASU 2014-09 will have on its consolidated financial position and results of operations.

Reclassifications

For the three months ended March 31, 2015, cost of government contracts revenue of $2.5 million has been reclassified to research and development expenses, accounts receivable - unbilled of $0.9 million has been reclassified to accounts receivable and restricted cash of $0.9 million has been reclassified from other non-current assets to restricted cash (non-current). These reclassifications have been made to conform to the current year presentation.

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at March 31, 2016						Fair Value at December 31, 2015
	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Assets
Money market funds		$49,321	$	―	$	―		$14,950	$	―	$	―
U.S. Treasury securities		―		21,791		―		―		―		―
Debt securities of U.S. government agencies		―		35,871		―		―		―		―
Government-backed security		―		39,500		―		―		20,000		―
Asset-backed securities		―		62,557		―		―		28,924		―
Corporate debt securities		―		217,645		―		―		137,213		―
Total assets		$49,321		$377,364	$	―		$14,950		$186,137	$	―
Liabilities
Convertible notes payable	$	―		$317,021	$	―	$	―	$	―	$	―

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor’s valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Pricing of the Company’s Notes (See Note 7) has been estimated using other observable inputs, including the price of the Company’s common stock, implied volatility, interest rates and credit spreads among others. Over time, the Company expects a market for the Notes to develop. At that time, the Company intends to use trade data as the principal basis for measuring fair value.

During the three months ended March 31, 2016, the Company did not have any transfers between levels.

The amounts in the Company’s consolidated balance sheet for accounts receivable and accounts payable approximate fair value due to their short-term nature. Based on borrowing rates available to the Company, the fair value of capital lease and notes payable approximates their carrying value. The Company’s milestone payment due to Wyeth (See Note 11) approximates its fair value at March 31, 2016, as the liability has been calculated based on an anticipated future payment date discounted at borrowing rates available to the Company.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of March 31, 2016 and December 31, 2015 were comprised of (in thousands):

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$21,779	$12	$—	$21,791	$—	$—	$—	$—
Debt securities of U.S. government agencies	25,869	8	—	25,877	—	—	—	—
Asset-backed securities	62,555	8	(6)	62,557	20,748	—	(9)	20,739
Corporate debt securities	191,143	279	(5)	191,417	116,821	29	(41)	116,809
Total	$301,346	$307	$(11)	$301,642	$137,569	$29	$(50)	$137,548

Marketable Securities – Unrealized Losses

The primary objective of the Company’s investment policy is the preservation of capital; thus, the Company’s investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.

The Company owned 69 available-for-sale securities as of March 31, 2016. Of these 69 securities, 9 had combined unrealized losses of less than $0.1 million as of March 31, 2016. The Company did not have any investments in a loss position for greater than 12 months as of March 31, 2016. The Company has evaluated its marketable securities and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the three months ended March 31, 2016 was as follows (in thousands):

Amount
Balance at December 31, 2015	$53,065
Currency translation adjustments	701
Balance at March 31, 2016	$53,766

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$9,179	$(1,224)	$7,955	$8,858	$(1,070)	$7,788
Collaboration agreements	4,145	(1,138)	3,007	3,999	(994)	3,005
Total identifiable intangible assets	$13,324	$(2,362)	$10,962	$12,857	$(2,064)	$10,793

Amortization expense for the three months ended March 31, 2016 and 2015 was $0.2 million.

Estimated amortization expense for existing intangible assets for the remainder of 2016 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2016 (remainder)	$664
2017	885
2018	885
2019	885
2020	756
2021	575

Note 7 – Long-Term Debt

Convertible Notes

In the first quarter of 2016, the Company issued $325 million aggregate principal amount of convertible senior unsecured notes that will mature on February 1, 2023 (the “Notes”). The Notes are senior unsecured debt obligations and were issued at par. The Notes were issued pursuant to an indenture dated January 29, 2016 (the “Indenture”), between the Company and the trustee. The Company received $315.0 million in net proceeds from the offering after deducting underwriting fees and offering expenses. The Notes bear cash interest at a rate of 3.75%, payable on February 1 and August 1 of each year, beginning on August 1, 2016. The Notes are not redeemable prior to maturity and are convertible into shares of the Company’s common stock. The Notes are initially convertible into approximately 47,716,900 shares of the Company’s stock based on the initial conversion rate of 146.8213 shares of the Company’s common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $6.81 per share of the Company’s common stock, representing an approximate 22.5% conversion premium based on the last reported sale price of the Company’s common stock of $5.56 per share on January 25, 2016. In addition, the holders of the Notes may require the Company to repurchase the Notes at par value plus accrued and unpaid interest following the occurrence of a Fundamental Change (as described in the Indenture). If a holder of the Notes converts upon a Make-Whole Adjustment Event (as described in the Indenture), they may be eligible to receive a make-whole premium through an increase to the conversion rate up to a maximum of 179.8561 shares per $1,000 principal amount of Notes (subject to other adjustments as described in the Indenture).

The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Contracts in Entity’s Own Equity. Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt was recorded as a liability on the consolidated balance sheet.

In connection with the issuance of the Notes, the Company also paid $38.5 million, including expenses, to enter into privately negotiated capped call transactions with certain financial institutions (the “capped call transactions”). The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the Notes. The cap price of the capped call transactions will initially be $9.73 per share, which represents a premium of approximately 75% based on the last reported sale price of our common stock of $5.56 per share on January 25, 2016, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution upon conversion of the Notes to the extent that such market price exceeds the cap price of the capped call transactions. The Company evaluated the capped call transactions under ASC 815-10 and determined that it should be accounted for as a separate transaction and that the capped call transactions will be classified as an equity instrument.

The Company incurred approximately $10.0 million of debt issuance costs during the first quarter of 2016 relating to the issuance of the Notes, which were recorded as a reduction to the Notes on the consolidated balance sheet. The $10.0 million of debt issuance costs is being amortized and recognized as additional interest expense over the contractual term of the Notes of 7 years using the effective interest rate method. The Company also incurred $0.9 million of expenses related to the capped call transactions, which were recorded as a reduction to additional paid-in-capital.

Total convertible notes payable consisted of the following at (in thousands):

	March 31,	December 31,
	2016	2015
Principal amount of Notes	$325,000	$	―
Unamortized debt issuance costs	(9,729)		―
Total convertible notes payable	$315,271	$	―

Interest expense incurred in connection with the Notes consisted of the following: (in thousands):

	Three Months Ended March 31,
	2016	2015
Coupon interest	$2,099	$	―
Amortization of debt issuance costs	237		―
Total interest expense on Notes	$2,336	$	―

Note 8 – Stockholders’ Equity

During the first quarter of 2016, in connection with the Company’s issuance of the Notes, the Company also entered into privately negotiated capped call transactions.  The cost of the capped call transactions and associated expenses totaling $38.5 million were recorded to additional paid-in-capital.

In March 2015, the Company completed a public offering of 27,758,620 shares of its common stock, including 3,620,689 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $7.25 per share resulting in proceeds, net of offering costs of $11.6 million, of approximately $190 million.

In 2012, the Company entered into an At Market Issuance Sales Agreement (“Sales Agreement”), under which the Company sold an aggregate of $50 million in gross proceeds of its common stock. During 2015, the Company sold 1.4 million shares at an average sales price of $10.63 per share, resulting in $14.6 million in net proceeds. The Sales Agreement was fully utilized at that time.

Note 9 – Stock-Based Compensation

Stock Options

The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms. The Board adopted the 2015 Stock Incentive Plan (“2015 Plan”) in March 2015, which was subsequently approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary. The 2015 Plan authorizes the issuance of up to 25,000,000 shares of common stock under equity awards granted under the plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The Company will seek approval at its June 2016 annual meeting of stockholders to increase the number of shares of common stock available for issuance under the 2015 Plan by 6,000,000 shares. The 2015 Plan will expire on March 4, 2025.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and 2005 Plan for the three months ended March 31, 2016:

	2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2016	8,357,003	$8.97	15,450,542	$3.31
Granted	9,723,437	$4.99	—	$—
Exercised	—	$—	(511,650)	$1.72
Canceled	(123,526)	$8.37	(136,875)	$4.48
Outstanding at March 31, 2016	17,956,914	$6.82	14,802,017	$3.35
Shares exercisable at March 31, 2016	1,916,292	$8.94	10,041,892	$2.79
Shares available for grant at March 31, 2016	6,998,086

The fair value of stock options granted under the 2015 Plan and 2005 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Weighted-average Black-Scholes fair value of stock options granted	$2.45	$2.92
Risk-free interest rate	1.25%-1.70%	1.19%
Dividend yield	0%	0%
Volatility	57.86%-68.28%	53.58%-53.89%
Expected term (in years)	4.26-7.28	4.26
Expected forfeiture rate	0%-16.33%	16.33%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of March 31, 2016 was approximately $32.0 million and 8.3 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of March 31, 2016 was approximately $25.6 million and 6.7 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised and vesting of restricted stock awards for the three months ended March 31, 2016 and 2015 was $1.8 million and $3.8 million, respectively.

Employee Stock Purchase Plan

In April 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which authorized an aggregate of 2,000,000 shares of common stock to be purchased, which will increase 5% on each anniversary of its adoption up to a maximum of 3,000,000 shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At March 31, 2016, there were 821,846 shares available for issuance under the ESPP. The Company will seek approval at its June 2016 annual meeting of stockholders to increase the maximum number of shares of common stock available for issuance under the ESPP by 1,000,000 shares.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Range of Black-Scholes fair values of ESPP shares granted	$1.86-$3.38	$1.06-$2.24
Risk-free interest rate	0.22%-0.44%	0.05%-0.35%
Dividend yield	0%	0%
Volatility	46.14%-86.75%	40.79%-64.24%
Expected term (in years)	0.5-2.0	0.5-2.0
Expected forfeiture rate	5%	5%

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the three months ended March 31, 2016:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2016	25,000		$8.72
Restricted stock granted	45,000		$4.99
Restricted stock vested	―	$	―
Restricted stock forfeited	(25,000)		$8.72
Outstanding and Unvested at March 31, 2016	45,000		$4.99

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$3,233	$1,032
General and administrative	1,728	900
Total stock-based compensation expense	$4,961	$1,932

As of March 31, 2016, there was approximately $53.1 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested stock options, ESPP and restricted stock awards. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.8 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 10 – U.S. Government Agreement, Collaboration and Joint Venture

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA initially awarded the Company a contract in 2011, which funds the development of both the Company’s quadrivalent seasonal and pandemic influenza virus-like particle (“VLP”) vaccine candidates. The contract with HHS BARDA is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of its multivalent seasonal and monovalent pandemic H7N9 influenza VLP vaccine candidates. In September 2014, HHS BARDA exercised and initiated a two-year option to the contract, which included scope to support development activities leading up to planned Phase 3 clinical studies, added $70 million of funding on top of the remainder of the $97 million base period funding, and extended the contract until September 2016. In June 2015, the contract was amended to increase the funding by $7.7 million to allow for the recovery of additional costs under the contract relating to the settlement of indirect rates for fiscal years 2011 and 2012. This additional amount was received and recorded as revenue in the three months ended June 30, 2015. During the three months ended March 31, 2016, the Company recognized revenue of $1.9 million, and has recognized approximately $113 million in revenue since the inception of the contract. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit of fiscal years 2013 and 2014 has been initiated, but has not been completed as of the date of this filing. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable.

Bill & Melinda Gates Foundation (“BMGF”) Grant Agreement

In support of the Company’s development of its respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”) for infants via maternal immunization, in September 2015, the Company entered into an agreement (“Grant Agreement”) with BMGF, under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant will support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and WHO prequalification of the RSV F Vaccine. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make the RSV F Vaccine available and accessible at affordable pricing to people in certain low and middle income countries. Unless earlier terminated by BMGF, the GACA will continue in effect until the latter of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years. Payments received under the Grant Agreement are being recognized in the period in which the research and development activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant are restricted as to their use until expenditures contemplated in the Grant are incurred. During the three months ended March 31, 2016, the Company recognized revenue of $1.6 million, and has recognized approximately $3 million in revenue since the inception of the contract. At March 31, 2016, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

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

Note 11 – License agreement with Wyeth Holding Corporation

In 2007, the Company entered into an agreement to license certain rights from Wyeth Holdings Corporation (now Wyeth Holdings LLC), a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for the Company to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which the Company continuously markets multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. At present, the Company’s seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and its pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by the Company only after it has provided ninety (90) days’ notice that the Company has absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, the Company entered into an amendment to the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014. Under the amendment, the milestone payment, which may increase slightly over time, would be due in connection with the initiation of a Phase 3 clinical trial for the initial seasonal influenza VLP vaccine candidate being developed outside India, but in any case no later than December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, the Company agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of March 31, 2016 aggregated $7.3 million. The Milestone has been accrued for, on a discounted basis calculated based on the probable future payment date, in other non-current liabilities at March 31, 2016. The Milestone was recorded as a research and development expense in 2014.

Note 12 – Facility Leases

In May 2016, the Company signed a new lease for a facility of approximately 150,000 square feet located in Gaithersburg, Maryland with a term expiring in 2030, unless terminated early by the Company in 2026. The lease contains provisions for future rent increases and periods in which rent payments are reduced (abated). Also, the lease obligates the Company to pay building operating costs. Under the terms of the lease, the landlord shall provide the Company with a tenant improvement allowance of $9.6 million. In addition, the Company extended its Rockville, Maryland lease with a term expiring in 2020, unless terminated early by the Company in 2019.

Future minimum rental commitments under non-cancelable leases are as follows (in thousands and including the new lease):

Year	Amount
2016 (remainder)	$4,739
2017	6,677
2018	9,654
2019	9,794
2020	8,265
Thereafter	42,750
Total minimum lease payments	$81,879

Note 13 – Related Party Transactions

Dr. Rajiv Modi, a director of the Company, is also the managing director of Cadila. The Company and Cadila have formed a joint venture, CPLB (See Note 10). A subsidiary of Cadila owns 2.5 million shares of the Company’s outstanding common stock as of March 31, 2016. The Company and Cadila have also entered into a master services agreement, pursuant to which Cadila or CPLB may perform certain research, development and manufacturing services for the Company. For the three months ended March 31, 2016, the Company has incurred $0.3 million in expenses under the agreement. The amount the Company owed CPLB under the master services agreement at March 31, 2016 and December 31, 2015 was less than $0.1 million and $0.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report, about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax”, and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; the expected timing and content of regulatory actions; reimbursement by the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”); payments under our license with Wyeth Holdings LLC (formerly known as Wyeth Holdings Corporation), a subsidiary of Pfizer Inc. (“Wyeth”); payments by the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and the availability of financing generally, plans regarding partnering activities, business development initiatives and the adoption of stock incentive plans and amendments thereto, and other factors referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different than actual results.

Because the risk factors discussed in this Quarterly Report and identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this Quarterly Report, particularly those identified in Part II, Item 1A “Risk Factors,” and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

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

We are also developing proprietary technology for the production of immune stimulating saponin-based adjuvants through our wholly owned Swedish subsidiary, Novavax AB. Our lead adjuvant, Matrix-M™, has been successfully tested in a Phase 1/2 clinical trial for our pandemic H7N9 influenza virus-like particle vaccine candidate, and in a Phase 1 clinical trial for our EBOV vaccine candidate. Genocea Biosciences, Inc. (“Genocea”) has licensed rights to our Matrix technology and has conducted Phase 2 clinical trials with its herpes simplex 2 vaccine candidate using Matrix-M.

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

A current summary of our significant research and development programs, along with the programs of our joint venture, CPLB, and status of the related products in development follows:

Program	Development Stage	Funding Collaborator

Respiratory Syncytial Virus (RSV)
•Older Adults	Phase 3
•Infants via Maternal Immunization	Phase 3	BMGF
•Pediatrics	Phase 1
Influenza
•Seasonal Quadrivalent	Phase 2	HHS BARDA
•Pandemic H7N9	Phase 2	HHS BARDA
Combination (Influenza/RSV)	Preclinical
Ebola Virus (EBOV)	Phase 1

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

  Repeat infection and lifelong susceptibility to RSV are common and we currently estimate the global cost burden of RSV in excess of $88 billion. Despite decades of effort to develop an RSV vaccine, there are currently no licensed vaccines. Although the monoclonal antibody palivizumab (Synagis®) is effective in pre-term infants, it is not indicated for use in other populations. We made a breakthrough in developing a vaccine that targets the fusion protein, or F-protein, of the virus. The F-protein has a highly conserved amino acid sequence called antigenic site II, which we believe is an ideal vaccine target. Palivizumab, which also targets antigenic site II, has demonstrated protection in five randomized clinical trials. We genetically engineered a novel F-protein antigen and enhanced its immunogenicity by exposing antigenic site II. Novavax’ RSV F Vaccine assembles into a recombinant protein nanoparticle optimized for F-protein antigen presentation. The RSV F Vaccine elicits palivizumab-competing antibodies at levels that we expect to confer protection. The Novavax RSV F Vaccine is the first RSV vaccine to demonstrate efficacy in a clinical trial and we are positioned to bring the first RSV vaccine to market to combat the 64 million RSV infections that occur globally each year.1,2

RSV Older Adults Program

Burden of Disease

Adults 60 years of age and older are at increased risk for RSV disease due to age related declines in their immune systems. In this population, RSV is an important respiratory virus, distinct from influenza viruses, that is responsible for serious lower respiratory tract disease and may lead to hospitalization or even death. Additionally, RSV infection can lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease, asthma and congestive heart failure. RSV infection occurs as a recurrent and predictable annual epidemic throughout the world. In the U.S., the incidence rate is 2.5 million infections per year, and RSV is increasingly recognized as a significant cause of morbidity and mortality in the population of 64 million older adults.3,4 Based on our analysis of published literature applied to 2014 population estimates, the disease causes 207,000 hospitalizations and 16,000 deaths among adults older than 65. Annually, we estimate that there are approximately 900,000 medical interventions directly caused by RSV disease across all populations.

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

1 Nair, H., et al., (2010) Lancet. 375:1545 - 1555

2 WHO Acute Respiratory Infections September 2009 Update: http://apps.who.int/vaccine_research/diseases/ari/en/index2.html

3 Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population

4 Falsey, A.R. et al. (1995) JID.172:389-94

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

We announced the initiation of a global pivotal Phase 3 clinical trial, known as Prepare™, of the RSV F Vaccine in 5,000 to 8,255 healthy pregnant women in December 2015. The primary objective of the Prepare trial is to determine the efficacy of maternal immunization with the RSV F Vaccine against symptomatic RSV lower respiratory tract infection with hypoxemia in infants through the first 90 days of life. This Phase 3 trial utilizes a group sequential design and is expected to take between two and four years to complete. This trial is supported by a grant (the “Grant”) of up to $89.1 million from BMGF. The Grant will support development activities, product licensing efforts and WHO prequalification of our RSV F Vaccine. We concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the grant agreement (the “Grant Agreement”). Under the terms of the GACA, we agreed to make the RSV F Vaccine available and accessible at affordable pricing to people in certain low and middle income countries.

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

5 Nair, H., et al., (2010) Lancet. 375:1545 - 1555

6 Hall, C.B. et al. (2013) Pediatrics; 132(2):E341-348

7 Oxford Vaccine Group: http://www.ovg.ox.ac.uk/rsv

8 Glezen, W.P. et al. (1986) Am J Dis Child; 140:543-546

9 Glenn, G.M. et al. (2016) JID; 213(3):411-12

RSV Pediatrics Program

Burden of Disease

There are currently approximately 18 million children in the U.S. between six months and five years of age.10 In the U.S., RSV is responsible for approximately 57,000 hospitalizations of children under five years of age annually, the vast majority of which occur in infants less than one year old, and especially those under six months of age.11,12,13,14,15

 Clinical Trial Update

In September 2015, we announced positive top-line data from a Phase 1 clinical trial of our RSV F Vaccine in healthy children between two and six years of age. This clinical trial evaluated the safety and immunogenicity of our RSV F Vaccine, with one or two doses, with or without aluminum phosphate adjuvant. Trial enrollment was concluded with a smaller than planned cohort so that dosing could be completed ahead of the 2014-15 RSV season. The vaccine was well-tolerated and serum samples collected from a subset of 18 immunized children in the per-protocol population, demonstrated that the RSV F Vaccine was highly immunogenic at all formulations and regimens. There were greater than 10-fold increases in both anti-F IgG and PCA antibody titers in the adjuvanted group and greater than 6-fold increases in anti-F IgG and PCA antibody titers in the unadjuvanted group. We are assessing the data from this clinical trial and in discussion with the regulatory agencies regarding the next steps in the development of our RSV F Vaccine for pediatrics.

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

10 U.S. Census. www.census.go/population/international/data/idb/informationGateway.php

11 Stockman, L.J. et al (2012) Pediatr Infect Dis J. 31: 5-9

12 CDC update May 5, 2015. http://www.cdc.gov/rsv/research/us-surveillance.html

13 Boyce, T.G. et al (2000) Pediatrics; 137: 865-870

14 Hall, C.B. et al (2009) NEJM; 360(6): 588-98

15 Hall, C.B. et al (2013) Pediatrics; 132(2): E341-8

16 Influenza Vaccines Forecasts. Datamonitor (2013)

Quadrivalent Seasonal Influenza Vaccine

Burden of Disease

The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (“CDC”) recommends that all persons aged six months and older be vaccinated annually against seasonal influenza. Influenza is a major burden on public health worldwide: an estimated one million deaths each year are attributed to influenza.17 It is further estimated that, each year, influenza attacks between 5% and 10% of adults and 20% to 30% of children, causing significant levels of illness, hospitalization and death.18 Recombinant seasonal influenza vaccines, like the candidate we are developing, have an important advantage: once licensed for commercial sale, large quantities of vaccines can potentially be manufactured quickly and in a cost-effective manner, without the use of either the live influenza virus or eggs.

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

We were awarded a contract by HHS BARDA in 2011 to fund the development of both our quadrivalent seasonal influenza and pandemic influenza VLP vaccine candidates. This is a cost-plus-fixed-fee contract, which reimburses us for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of our vaccine candidates. We announced that HHS BARDA had exercised and initiated a two-year option to our contract in September 2014, which not only extended the expected term of the contract until September 2016, but also added scope to support our development activities leading up to planned Phase 3 clinical trials and $70 million of funding on top of the remainder of the $97 million base period funding. In June 2015, the contract was amended to increase the funding by $7.7 million to allow for the recovery of additional costs under the contract relating to the settlement of indirect rates for fiscal years 2011 and 2012. This additional amount was received and recorded as revenue in the second quarter of 2015. During the three months ended March 31, 2016, we recognized revenue of $1.9 million and have recognized approximately $113 million in revenue since the inception of the contract. In recent meetings with HHS BARDA, we have been discussing the next steps in both our seasonal influenza VLP vaccine program and our pandemic influenza VLP vaccine program, as well as some of the delays associated with our development of both vaccine candidates. We have also discussed with HHS BARDA our preliminary efforts at developing influenza nanoparticle vaccine candidates. We expect to continue discussions with HHS BARDA during 2016 and to present plans for continued clinical and product development, although there can be no guarantee that the HHS BARDA contract will not be terminated early or will be extended beyond September 2016.

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

17 Resolution of the World Health Assembly. (2003) WHA56.19. 28

18 WHO position paper (2012) Weekly Epidemiol Record;87(47):461–76

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

Ebola Virus (EBOV)

EBOV, formerly known as Ebola hemorrhagic fever, is a severe, often fatal illness in humans. Multiple strains of EBOV have been identified, the most recent of which, the Makona EBOV strain, is associated with a case fatality rate of 50% to 90%.19 There are currently no licensed treatments proven to neutralize the virus, but a range of blood, immunological and drug therapies are under development. Despite the development of such therapies, current vaccine approaches target either a previous strain of the virus or were initially developed to be delivered by genetic vectors. In contrast, our EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) was developed using the Makona EBOV strain.

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

19 WHO. http://www.who.int/mediacentre/factsheets/fs103/en/

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

Rabies

CPLB successfully completed Stage II of its 2-stage Phase 1/2 clinical trial in India of a rabies G protein vaccine candidate that we genetically engineered. The objective was to select a dose and regimen for a recombinant vaccine that can be administered both as a pre-exposure prophylaxis for residents of certain higher-risk geographies and travelers to such locations, and as a post-exposure prophylaxis using fewer doses than the current standard of care. In October 2014, CPLB presented clinical results from Stage I of the Phase 1/2 clinical trial, demonstrating that the vaccine candidate was well-tolerated and vaccine recipients, at various doses levels and schedules, showed seroprotective antibody levels at day 14 that were sustained through day 180. CPLB is seeking permission to conduct a Phase 3 clinical trial, currently expected to initiate in 2016.

Discovery Programs

Our vaccine platform technology provides an efficient system that has the potential to rapidly develop antigens to selected targets, refine manufacturing processes and optimize development across multiple vaccine candidates. In conjunction with government and/or global health authorities, we believe we can address emerging disease threats with pandemic potential. In addition to our response to the H7N9 influenza strain, we have developed a vaccine candidate to Middle East respiratory syndrome (“MERS”), caused by a novel coronavirus first identified in 2012. MERS emerged as a disease threat in 2013, and is currently being monitored by global health agencies, with the WHO reporting significant confirmed cases of infection and deaths. The MERS virus is a part of the coronavirus family that includes the severe acute respiratory syndrome coronavirus (“SARS”). Within weeks of obtaining the sequence of the circulating MERS strain, we successfully produced a vaccine candidate designed to provide protection. This vaccine candidate is based on the major surface spike protein, which we had previously identified as the antigen of choice in our work with a SARS vaccine candidate. In 2014, in collaboration with the University of Maryland, School of Medicine, we published results that showed our investigational vaccine candidates against both MERS and SARS blocked infection in laboratory studies. Although the development of a MERS vaccine candidate currently remains a preclinical program, we believe that our MERS vaccine candidate offers a viable option to interested global public health authorities. We continue to pursue funding opportunities to move these programs into the next steps of development.

 Convertible Senior Notes

In the first quarter of 2016, we issued $325 million aggregate principal amount of convertible senior unsecured notes that will mature on February 1, 2023 (the “Notes”). The Notes bear cash interest at a rate of 3.75%, payable on February 1 and August 1 of each year, beginning on August 1, 2016. The Notes are not redeemable prior to maturity and are convertible into shares of the Company’s common stock. The initial conversion rate for the Notes is 146.8213 shares of the Company’s common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $6.81 per share of the Company’s common stock, representing an approximate 22.5% conversion premium based on the last reported sale price of the Company’s common stock of $5.56 per share on January 25, 2016.

In connection with the issuance of the Notes, we paid $38.5 million, including expenses, to enter into privately negotiated capped call transactions with certain financial institutions (the “capped call transactions”). The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the Notes. The cap price of the capped call transactions will initially be $9.73 per share, which represents a premium of approximately 75% based on the last reported sale price of our common stock of $5.56 per share on January 25, 2016, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution upon conversion of the Notes to the extent that such market price exceeds the cap price of the capped call transactions.

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

Critical Accounting Policies and Use of Estimates

There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) that increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard will be effective January 1, 2019 for us, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements.  We are currently evaluating when we will adopt the standard and the expected impact to our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) that simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective January 1, 2017 for us, with early adoption permitted.  We are currently evaluating when we will adopt the standard and the expected impact to our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We are evaluating the potential impact that ASU 2014-09 will have on our consolidated financial position and results of operations.

Results of Operations

The following is a discussion of the historical financial condition and results of operations of the Company and should be read in conjunction with the financial statements and notes thereto set forth in this Quarterly Report.

Three Months Ended March 31, 2016 and 2015 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended March 31,
	2016	2015	Change 2015 to 2016
Revenue:
Total revenue	$4,218	$9,877	$(5,659)

Revenue for the three months ended March 31, 2016 was $4.2 million as compared to $9.9 million for the same period in 2015, a decrease of $5.7 million or 57%.  Revenue for the three months ended March 31, 2016 and 2015 is primarily comprised of services performed under the HHS BARDA contract, and to a lesser extent, the Grant Agreement. The decrease in revenue under the HHS BARDA contract of $7.3 million is primarily due to a lower level of activity in the three months ended March 31, 2016 as compared to the same period in 2015, which also included revenue of $3.1 million associated with our quadrivalent seasonal influenza VLP vaccine (“205 Trial”). This decrease in revenue was partially offset by $1.6 million in revenue recorded under the Grant Agreement relating to our ongoing RSV F Vaccine Phase 3 clinical trial for the protection of infants via maternal immunization (Prepare).

For 2016, we expect our revenue, relative to 2015, to be driven by the outcome of our ongoing discussions with HHS BARDA relating to the next steps in the development of our quadrivalent seasonal and pandemic influenza vaccine candidates. In addition, we expect revenue in 2016 under the Grant Agreement to be significantly higher than in 2015.

Expenses:

	Three Months Ended March 31,
	2016	2015	Change 2015 to 2016
Expenses:
Research and development	$68,952	$28,347	$40,605
General and administrative	10,528	5,843	4,685
Total expenses	$79,480	$34,190	$45,290

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses increased to $69.0 million for the three months ended March 31, 2016 from $28.3 million for the same period in 2015, an increase of $40.6 million, or 143%. The increase in research and development expenses was primarily due to increased costs associated with the clinical trials and development activities of our RSV F Vaccine and higher employee-related costs, including increased non-cash stock-based compensation of $2.2 million. For 2016, we expect a significant increase in research and development expenses primarily due to our ongoing RSV F Vaccine candidate clinical trials and employee-related and facility costs to support product development of our RSV F Vaccine candidate and other potential vaccine candidates.

Expenses by Functional Area

We track our research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At March 31, 2016, we had 410 employees dedicated to our research and development programs versus 287 employees as of March 31, 2015. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs, and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our research and development expenses by functional area for the three months ended March 31 (in millions).

	2016	2015
Manufacturing	$28.6	$17.3
Vaccine Discovery	1.5	1.6
Clinical and Regulatory	38.9	9.4
Total research and development expenses	$69.0	$28.3

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

General and Administrative Expenses

General and administrative expenses increased to $10.5 million for the three months ended March 31, 2016 from $5.8 million for the same period in 2015, an increase of $4.7 million, or 80%. The increase was primarily due to higher employee-related costs, including increased non-cash stock-based compensation of $0.8 million, and professional fees for pre-commercialization activities, as compared to the same period in 2015. At March 31, 2016, we had 55 employees dedicated to general and administrative functions versus 38 employees as of March 31, 2015. For 2016, we expect general and administrative expenses to continue to increase primarily due to increased employee costs and activities related to the anticipated commercialization of our RSV F Vaccine.

Other Income (Expense):

	Three Months Ended March 31,
	2016	2015	Change 2015 to 2014
Other Income (Expense):
Investment income	$473	$121	$352
Interest expense	(2,430)	(36)	(2,394)
Other expense	(33)	(142)	109
Total other income (expense)	$(1,990)	$(57)	$(1,933)

We had total other expense of $2.0 million for the three months ended March 31, 2016 as compared to $0.1 million for the same period in 2015. Our investment income increased in the three months ended March 31, 2016 as compared to the same period in 2015 due to higher cash, cash equivalents and marketable securities balances. Our interest expense increased due to the issuance of the Notes in the first quarter of 2016.

Net Loss:

	Three Months Ended March 31,
	2016	2015	Change 2015 to 2016
Net Loss:
Net loss	$(77,252)	$(24,370)	$(52,882)
Net loss per share	$(0.29)	$(0.10)	$(0.19)
Weighted shares outstanding	270,179	241,223	28,956

Net loss for the three months ended March 31, 2016 was $77.3 million, or $0.29 per share, as compared to $24.4 million, or $0.10 per share, for the same period in 2015, an increased net loss of $52.9 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to the clinical trials and development activities of our RSV F Vaccine and higher employee-related costs, as compared to the same period in 2015.

Weighted average shares outstanding for the three months ended March 31, 2016 increased by 12.0% as compared to the same period in 2015, primarily as a result of sales of our common stock in 2015.

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

As of March 31, 2016, we had $433.9 million in cash and cash equivalents and marketable securities as compared to $230.7 million as of December 31, 2015. These amounts consisted of $132.2 million in cash and cash equivalents and $301.6 million in marketable securities as of March 31, 2016 as compared to $93.1 million in cash and cash equivalents and $137.5 million in marketable securities as of December 31, 2015.

The following table summarizes cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change 2015 to 2016
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(69,831)	$(30,490)	$(39,341)
Investing activities	(169,440)	17,788	(187,228)
Financing activities	278,351	195,496	82,855
Effect on exchange rate on cash and cash equivalents	37	(79)	116
Net increase (decrease) in cash and cash equivalents	39,117	182,715	(143,598)
Cash and cash equivalents at beginning of period	93,108	32,335	60,773
Cash and cash equivalents at end of period	$132,225	$215,050	$(82,825)

Net cash used in operating activities increased to $69.8 million for the three months ended March 31, 2016 as compared to $30.5 million for the same period in 2015. The increase in cash usage was primarily due to increased costs relating to our RSV F Vaccine, higher employee-related costs and timing of vendor payments.

During the three months ended March 31, 2016 and 2015, our investing activities consisted of purchases and maturities of marketable securities and capital expenditures. During the first quarter of 2016, we primarily purchased marketable securities to increase our rate of return on our marketable securities relative to returns available to money market funds. Capital expenditures for the three months ended March 31, 2016 and 2015 were $5.5 million and $4.9 million, respectively. The increase in capital expenditures was primarily due to facility improvements and the purchase of laboratory equipment to support our maturing product portfolio. In 2016, we expect our level of capital expenditures to be significantly higher than our 2015 spending as we continue to invest in our core operational infrastructure. If we receive positive data from our ongoing RSV F Vaccine Phase 3 clinical trial in older adults (Resolve), expected in the third quarter of 2016, this may result in a significant increase in capital expenditures as we prepare for initial commercialization and plan ahead for the additional manufacturing capacity necessary to meet expected demand in the upcoming years.

Our financing activities consisted primarily of sales of our common stock, issuance of Notes and to a lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the three months ended March 31, 2016, we received net proceeds of $276.5 million through the issuance of our Notes and payments of capped call transactions (See Note 7). In the three months ended March 31, 2015, we received net proceeds of approximately $190 million through our public offering at $7.25 per share and approximately $4 million through our Sales Agreement at an average sales price of $8.94 per share.

In August 2015, we amended the lease for our new facility located in Gaithersburg, Maryland to increase the amount of space leased by us to now include the entire facility. Under the terms of the amended lease, the landlord shall provide us with a tenant improvement allowance of $3.9 million. Through March 31, 2016, we were funded $1.4 million under this tenant improvement allowance. In May 2016, we entered into a new lease for a facility located in Gaithersburg, Maryland and under the terms of the lease the landlord shall provide us with a tenant improvement allowance of $9.6 million.

In 2007, we entered into an agreement to license certain rights from Wyeth. The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for us to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which we continuously market multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. At present, our seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and our pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, we amended the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014. Under the amendment, the milestone payment, which may increase slightly over time, shall be due in connection with the initiation of a Phase 3 clinical trial for the initial seasonal influenza VLP vaccine candidate being developed outside India, but in any case no later than December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, we agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of March 31, 2016 aggregated $7.3 million. The Milestone has been accrued for, on a discounted basis calculated based on the probable future payment date, in other non-current liabilities at March 31, 2016.

Based on our March 31, 2016 cash and cash equivalents and marketable securities balances, along with anticipated revenue under the contract with HHS BARDA and the grant agreement with BMGF and other resources, we believe we have adequate capital to fund our operating plans for a minimum of twelve months. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions.

Any capital raised by an equity offering will likely be dilutive to the existing stockholders and any licensing or development arrangement may require us to give up rights to a product or technology at less than its full potential value. We cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. We will continue to assess our capital resources, including our ability to obtain additional capital, to support our research and development programs, and as a result of such assessment, we may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, and/or downsize our organization, including our general and administrative infrastructure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of March 31, 2016, we had cash and cash equivalents of $132.2 million, marketable securities of $301.6 million, all of which are short-term, and working capital of $413.5 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of March 31, 2016, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a reduction of stockholders’ equity of approximately $3.1 million at March 31, 2016.

Our Notes have a fixed interest rate and we have no additional material debt and, as such, do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2016, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 5. Other Information

On May 3, 2016, the Company entered into a new lease with IP9 1201 Clopper Road, LLC (“Landlord”) for approximately 150,000 square feet of facility space located at 1201 Clopper Road, Gaithersburg, Maryland 20878 (the “Lease Agreement”). Under the Lease Agreement, following the rent abatement period discussed below, the annual rent for the premises will be approximately $3.3 million with annual increases of 2.5%. Pursuant to the terms of the Lease Agreement, the Company will receive rental abatement for the premises through November 30, 2017. The Lease Agreement also obligates the Company to pay building operating costs and requires that the Landlord provide the Company with a tenant improvement allowance of $9.6 million. The lease term extends to 2030, unless earlier terminated by the Company in 2026. The foregoing description is qualified in its entirety by the text of the Lease Agreement, which is filed herewith as Exhibit 10.4.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015)

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013)

10.1*	Third Amendment to Lease Agreement between BMR-9920 Belward Campus, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated February 29, 2016

10.2†*	Employment agreement between Novavax, Inc. and John A. Herrmann dated April 1, 2012

10.3†*	Employment agreement between Novavax, Inc. and John J. Trizzino dated March 3, 2014

10.4*	Lease Agreement between IP9 1201 Clopper Road, LLC and Novavax, Inc., dated May 3, 2016

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three-month periods ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.
†	Indicates management contracts, compensatory plans, or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 4, 2016	By:	/s/ Stanley C. Erck
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2016	By:	/s/ Barclay A. Phillips
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

