Form 10-Q
period 2016-06-30
NOVAVAX INC
filed 2016-08-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 271,187,654 as of July 31, 2016.

NOVAVAX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015	2

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	3

	Notes to the Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,395	$93,108
Marketable securities	276,967	137,548
Restricted cash	33,312	34,964
Accounts receivable	363	2,320
Prepaid expenses and other current assets	19,944	19,317
Total current assets	419,981	287,257
Restricted cash	1,704	2,422
Property and equipment, net	39,668	32,342
Intangible assets, net	10,300	10,793
Goodwill	52,941	53,065
Other non-current assets	410	159
Total assets	$525,004	$386,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,991	$11,889
Accrued expenses	26,522	26,734
Accrued interest	5,146	—
Deferred revenue	32,807	34,469
Notes payable	149	395
Deferred rent	1,190	1,409
Other current liabilities	73	1,598
Total current liabilities	81,878	76,494
Deferred revenue	2,500	4,171
Convertible notes payable	315,627	—
Deferred rent	11,552	9,534
Other non-current liabilities	3,330	3,170
Total liabilities	414,887	93,369

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2016 and December 31, 2015; 271,334,926 shares issued and 270,879,496 shares outstanding at June 30, 2016 and 270,426,662 shares issued and 269,971,232 shares outstanding at December 31, 2015	2,714	2,704
Additional paid-in capital	925,629	951,569
Accumulated deficit	(806,633)	(650,030)
Treasury stock, 455,430 shares, cost basis at both June 30, 2016 and December 31, 2015	(2,450)	(2,450)
Accumulated other comprehensive loss	(9,143)	(9,124)
Total stockholders’ equity	110,117	292,669
Total liabilities and stockholders’ equity	$525,004	$386,038

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Government contracts	$134	$13,720	$2,080	$22,966
Research and development collaborations	2,371	276	4,643	906
Total revenue	2,505	13,996	6,723	23,872

Expenses:
Research and development	64,904	27,729	133,856	56,076
General and administrative	14,099	7,088	24,627	12,931
Total expenses	79,003	34,817	158,483	69,007
Loss from operations	(76,498)	(20,821)	(151,760)	(45,135)
Other income (expense):
Investment income	670	134	1,147	256
Interest expense	(3,512)	(26)	(5,946)	(62)
Other income (expense)	(11)	72	(44)	(70)
Net loss	$(79,351)	$(20,641)	$(156,603)	$(45,011)

Basic and diluted net loss per share	$(0.29)	$(0.08)	$(0.58)	$(0.18)

Basic and diluted weighted average number of common shares outstanding	270,760	268,083	270,469	254,727

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(79,351)	$(20,641)	$(156,603)	$(45,011)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities available-for-sale	(25)	4	292	47
Foreign currency translation adjustment	(1,571)	1,042	(312)	(2,152)
Other comprehensive income (loss)	(1,596)	1,046	(20)	(2,105)
Comprehensive loss	$(80,947)	$(19,595)	$(156,623)	$(47,116)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016		2015
Operating Activities:
Net loss		$(156,603)	$(45,011)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization		4,066	2,795
Amortization of net premiums on marketable securities		286	593
Amortization of debt issuance costs		593	―
Deferred rent		(164)	(365)
Lease incentives received		1,963	—
Non-cash stock-based compensation		10,218	4,514
Other		197	78
Changes in operating assets and liabilities:
Restricted cash		2,370	297
Accounts receivable		1,952	5,966
Prepaid expenses and other assets		(888)	(3,449)
Accounts payable and accrued expenses		9,028	(8,339)
Deferred revenue		(3,331)	109
Other liabilities		(1,550)	―
Net cash used in operating activities		(131,863)	(42,812)

Investing Activities:
Capital expenditures		(11,046)	(9,240)
Proceeds from maturities of marketable securities		151,217	63,350
Purchases of marketable securities		(290,630)	(75,729)
Net cash used in investing activities		(150,459)	(21,619)

Financing Activities:
Principal payments on capital leases		(37)	(33)
Principal payments on notes payable		(246)	(315)
Proceeds from issuance of convertible notes		325,000	―
Payments of costs related to issuance of convertible notes		(9,966)	―
Payments for capped call transactions and costs		(38,521)	―
Net proceeds from sales of common stock		―	197,093
Proceeds from the exercise of stock options and employee stock purchases		2,374	2,815
Net cash provided by financing activities		278,604	199,560
Effect of exchange rate on cash and cash equivalents		5	(80)
Net increase (decrease) in cash and cash equivalents		(3,713)	135,049
Cash and cash equivalents at beginning of period		93,108	32,335
Cash and cash equivalents at end of period		$89,395	$167,384

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses		$2,712	$2,165
Sale of common stock under the Sales Agreement not settled at quarter-end	$	―	$679
Supplemental disclosure of cash flow information:
Cash payments of interest		$21	$57

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary, “Novavax AB,” the “Company”) is a clinical-stage vaccine company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Using innovative proprietary recombinant nanoparticle vaccine platform technology, the Company produces vaccine candidates to efficiently and effectively respond to both known and emerging disease threats. The Company’s vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate recombinant protein antigens critical to disease pathogenesis. The Company’s product pipeline targets a variety of infectious diseases with clinical vaccine candidates for respiratory syncytial virus (“RSV”), seasonal influenza, pandemic influenza and Ebola virus (“EBOV”).

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2016, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015 and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $9.4 million and $9.1 million at June 30, 2016 and December 31, 2015, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	June 30, 2016	December 31, 2015
Cash	$10,309	$29,569
Money market funds	57,086	14,950
Government-backed security	22,000	20,000
Asset-backed securities	―	8,185
Corporate debt securities	―	20,404
Cash and cash equivalents	$89,395	$93,108

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

Restricted Cash

The Company’s current and noncurrent restricted cash includes payments received under the Grant Agreement (See Note 10) and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At June 30, 2016 and December 31, 2015, the restricted cash balances consist of payments received under the Grant Agreement and $1.7 million and $0.9 million of security deposits recorded in non-current restricted cash on the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

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

Under its grant agreement with BMGF (see Note 10), the Company is reimbursed for certain costs that support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and WHO prequalification of the RSV F Vaccine. Payments received under the grant agreement are recognized as revenue in the period in which such research and development activities are performed.

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At June 30, 2016 and 2015, the Company had outstanding stock options and unvested restricted stock awards totaling 32,819,830 and 23,248,254, respectively. As of June 30, 2016, the Company’s Notes were initially convertible into approximately 47,716,900 shares of the Company’s common stock. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

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

Reclassifications

For the three and six months ended June 30, 2015, cost of government contracts revenue of $2.7 million and $5.3 million, respectively, have been reclassified to research and development expenses. At December 31, 2015, accounts receivable - unbilled of $0.9 million has been reclassified to accounts receivable and restricted cash of $0.9 million has been reclassified from other non-current assets to restricted cash (non-current). These reclassifications have been made to conform to the current year presentation.

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at June 30, 2016						Fair Value at December 31, 2015
Assets		Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Money market funds		$57,086	$	―	$	―		$14,950	$	―	$	―
U.S. Treasury securities		―		21,694		―		―		―		―
Debt securities of U.S. government agencies		―		22,537		―		―		―		―
Government-backed security		―		22,000		―		―		20,000		―
Asset-backed securities		―		55,463		―		―		28,924		―
Corporate debt securities		―		177,273		―		―		137,213		―
Total assets		$57,086		$298,967	$	―		$14,950		$186,137	$	―
Liabilities
Convertible notes payable	$	―		$411,255	$	―	$	―	$	―	$	―

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

During the six months ended June 30, 2016, the Company did not have any transfers between levels.

The amounts in the Company’s consolidated balance sheet for accounts receivable and accounts payable approximate fair value due to their short-term nature. Based on borrowing rates available to the Company, the fair value of capital lease and notes payable approximates their carrying value. The Company’s milestone payment due to Wyeth (See Note 11) approximates its fair value at June 30, 2016.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of June 30, 2016 and December 31, 2015 were comprised of (in thousands):

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$21,673	$21	$—	$21,694	$—	$—	$—	$—
Debt securities of U.S. government agencies	22,531	6	—	22,537	—	—	—	—
Asset-backed securities	55,453	10	—	55,463	20,748	—	(9)	20,739
Corporate debt securities	177,038	242	(7)	177,273	116,821	29	(41)	116,809
Total	$276,695	$279	$(7)	$276,967	$137,569	$29	$(50)	$137,548

Marketable Securities – Unrealized Losses

The primary objective of the Company’s investment policy is the preservation of capital; thus, the Company’s investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.

The Company owned 64 available-for-sale securities as of June 30, 2016. Of these 64 securities, 10 had combined unrealized losses of less than $0.1 million as of June 30, 2016. The Company did not have any investments in a loss position for greater than 12 months as of June 30, 2016. The Company has evaluated its marketable securities and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the six months ended June 30, 2016 was as follows (in thousands):

Amount
Balance at December 31, 2015	$53,065
Currency translation adjustments	(124)
Balance at June 30, 2016	$52,941

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,802	$(1,283)	$7,519	$8,858	$(1,070)	$7,788
Collaboration agreements	3,974	(1,193)	2,781	3,999	(994)	3,005
Total identifiable intangible assets	$12,776	$(2,476)	$10,300	$12,857	$(2,064)	$10,793

Amortization expense for the six months ended June 30, 2016 and 2015 was $0.4 million.

Estimated amortization expense for existing intangible assets for the remainder of 2016 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2016 (remainder)	$424
2017	849
2018	849
2019	849
2020	725
2021	576

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

Total convertible notes payable consisted of the following at (in thousands):

	June 30, 2016	December 31, 2015
Principal amount of Notes	$325,000	$	―
Unamortized debt issuance costs	(9,373)		―
Total convertible notes payable	$315,627	$	―

Interest expense incurred in connection with the Notes consisted of the following: (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Coupon interest	$3,047	$	―	$5,146	$	―
Amortization of debt issuance costs	356		―	593		―
Total interest expense on Notes	$3,403	$	―	$5,739	$	―

Note 8 – Stockholders’ Equity

During the first quarter of 2016, in connection with the Company’s issuance of the Notes, the Company also entered into privately negotiated capped call transactions as discussed in Note 7.  The cost of the capped call transactions and associated expenses totaling $38.5 million were recorded to additional paid-in-capital.

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

Note 9 – Stock-Based Compensation

Stock Options

The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms. Under the Company’s 2015 Stock Incentive Plan, as amended (“2015 Plan”), equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary. The 2015 Plan authorizes the issuance of up to 31,000,000 shares of common stock under equity awards granted under the plan, including an increase of 6,000,000 shares approved at the Company’s 2016 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and 2005 Plan for the six months ended June 30, 2016:

	2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016	8,357,003	$8.97	15,450,542	$3.31
Granted	10,104,437	$5.04	—	$—
Exercised	—	$—	(620,100)	$2.01
Canceled	(321,052)	$7.29	(196,000)	$4.69
Outstanding at June 30, 2016	18,140,388	$6.81	14,634,442	$3.34
Shares exercisable at June 30, 2016	1,991,605	$8.97	10,469,067	$2.81
Shares available for grant at June 30, 2016	12,814,612

The fair value of stock options granted under the 2015 Plan and 2005 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average Black- Scholes fair value of stock options granted	$2.99	$4.42	$2.47	$4.42
Risk-free interest rate	1.07%-1.09%	1.37%-2.13%	1.07%-1.70%	1.19%-2.13%
Dividend yield	0%	0%	0%	0%
Volatility	58.10%-58.97%	54.18%-68.39%	57.86%-68.28%	53.58%-68.39%
Expected term (in years)	4.24-4.26	3.98-7.34	4.24-7.28	3.98-7.34
Expected forfeiture rate	10.31%	0%-16.33%	0%-16.33%	0%-16.33%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of June 30, 2016 was approximately $79.7 million and 8.1 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of June 30, 2016 was approximately $46.7 million and 6.5 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised and vesting of restricted stock awards for the six months ended June 30, 2016 and 2015 was $2.1 million and $6.0 million, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, as amended (the “ESPP”) currently authorizes an aggregate of 3,300,000 shares of common stock to be purchased, such aggregate will continue to increase 5% on each anniversary of its adoption up to a maximum of 4,000,000 shares. The number of authorized shares and the maximum number of shares both include an increase of 1,000,000 shares approved at the Company’s 2016 annual meeting of stockholders. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At June 30, 2016, there were 1,921,846 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Range of Black-Scholes fair value of ESPP shares granted	$1.97-$3.88	$1.20-$2.24	$1.86-$3.88	$1.06-$2.24
Risk-free interest rate	0.32%-0.47%	0.07%-0.35%	0.22%-0.47%	0.05%-0.35%
Dividend yield	0%	0%	0%	0%
Volatility	43.03%-86.75%	40.79%-64.24%	43.03%-86.75%	40.79%-64.24%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate	5%	5%	5%	5%

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the six months ended June 30, 2016:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2016	25,000		$8.72
Restricted stock granted	45,000		$4.99
Restricted stock vested	―	$	―
Restricted stock forfeited	(25,000)		$8.72
Outstanding and Unvested at June 30, 2016	45,000		$4.99

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$2,952	$1,090	$6,185	$2,122
General and administrative	2,305	1,490	4,033	2,392
Total stock-based compensation expense	$5,257	$2,580	$10,218	$4,514

As of June 30, 2016, there was approximately $49.5 million of total unrecognized compensation expense (net of estimated forfeitures) related to unvested stock options, ESPP and restricted stock awards. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.6 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 10 – U.S. Government Agreement, Collaboration and Joint Venture

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA initially awarded the Company a contract in 2011, which has funded the development of both the Company’s quadrivalent seasonal and pandemic influenza virus-like particle (“VLP”) vaccine candidates. The contract with HHS BARDA is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of its multivalent seasonal and monovalent pandemic H7N9 influenza VLP vaccine candidates. In September 2014, HHS BARDA exercised and initiated a two-year option to the contract, which included scope to support development activities leading up to planned Phase 3 clinical studies, added $70 million of funding on top of the remainder of the $97 million base period funding, and extended the contract until September 2016. In June 2015, the contract was amended to increase the funding by $7.7 million to allow for the recovery of additional costs under the contract relating to the settlement of indirect rates for fiscal years 2011 and 2012. This additional amount was received and recorded as revenue in the three months ended June 30, 2015. Recent advances in the Company’s seasonal influenza nanoparticle program have resulted in a natural conclusion of its activities under the HHS BARDA contract, which will expire in accordance with its terms, in September 2016. During the three and six months ended June 30, 2016, the Company recognized revenue of $0.1 million and $2.1 million, respectively, and has recognized approximately $113.6 million in revenue since the inception of the contract. The Company does not expect to perform further services under this contract and consequently does not expect to record significant revenue under this contract through the contract expiration in September 2016. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit of fiscal years 2013 and 2014 has been initiated, but has not been completed as of the date of this filing. Management believes that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable.

Bill & Melinda Gates Foundation (“BMGF”) Grant Agreement

In support of the Company’s development of its respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”) for infants via maternal immunization, in September 2015, the Company entered into an agreement (“Grant Agreement”) with BMGF, under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant will support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and WHO prequalification of the RSV F Vaccine. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make the RSV F Vaccine available and accessible at affordable pricing to people in certain low and middle income countries. Unless earlier terminated by BMGF, the GACA will continue in effect until the latter of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years. Payments received under the Grant Agreement are being recognized in the period in which the research and development activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant are restricted as to their use until expenditures contemplated in the Grant are incurred. During the three and six months ended June 30, 2016, the Company recognized revenue of $1.7 million and $3.3 million, respectively, and has recognized approximately $4.9 million in revenue since the inception of the contract. At June 30, 2016, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

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

Note 11 – License agreement with Wyeth Holding Corporation

In 2007, the Company entered into an agreement to license certain rights from Wyeth Holdings Corporation (now Wyeth Holdings LLC), a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for the Company to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which the Company continuously markets multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. At present, the Company’s seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and its pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by the Company only after it has provided ninety (90) days’ notice that the Company has absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, the Company entered into an amendment to the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014. Under the amendment, the milestone payment, which may increase slightly over time, would be due in connection with the initiation of a Phase 3 clinical trial for the initial seasonal influenza VLP vaccine candidate being developed outside India, but in any case no later than December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, the Company agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of June 30, 2016 aggregated $7.3 million. The Milestone has been accrued for, on a discounted basis calculated based on the probable future payment date, in other non-current liabilities at June 30, 2016. The Milestone was recorded as a research and development expense in 2014.

Note 12 – Facility Leases

In May 2016, the Company signed a new lease for a facility of approximately 150,000 square feet located in Gaithersburg, Maryland with a term expiring in 2030, unless terminated early by the Company in 2026. The lease contains provisions for future rent increases and periods in which rent payments are reduced (abated). Also, the lease obligates the Company to pay building operating costs. Under the terms of the lease, the landlord shall provide the Company with a tenant improvement allowance of $9.6 million. In addition, the Company extended its Rockville, Maryland lease with a term expiring in 2020, unless terminated early by the Company in 2019. Novavax AB also extended its lease in Uppsala, Sweden with a term expiring in 2026, unless terminated early by the Company in 2023.

Future minimum rental commitments under non-cancelable leases are as follows (in thousands and including the new lease):

Year	Amount
2016 (remainder)	$3,193
2017	7,061
2018	10,322
2019	9,151
2020	8,718
Thereafter	46,273
Total minimum lease payments	$84,718

Note 13 – Related Party Transactions

Dr. Rajiv Modi, a director of the Company, is also the managing director of Cadila. The Company and Cadila have formed a joint venture, CPLB (See Note 10). A subsidiary of Cadila owns 2.5 million shares of the Company’s outstanding common stock as of June 30, 2016. The Company and Cadila have also entered into a master services agreement, pursuant to which Cadila or CPLB may perform certain research, development and manufacturing services for the Company. For the six months ended June 30, 2016, the Company incurred $0.3 million in expenses under the master services agreement. No amount was owed to CPLB under the master services agreement at June 30, 2016; however, the Company owed $0.7 million at December 31, 2015.

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

Overview

We are a clinical-stage vaccine company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Using innovative proprietary recombinant nanoparticle vaccine platform technology, we produce vaccine candidates to efficiently and effectively respond to both known and emerging disease threats. Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate recombinant proteins critical to disease pathogenesis. Our product pipeline targets a variety of infectious diseases with clinical vaccine candidates for respiratory syncytial virus (“RSV”), seasonal influenza, pandemic influenza and Ebola virus (“EBOV”). We have additional preclinical stage programs for a variety of infectious diseases.

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

Program	Development Stage	Funding Collaborator

Respiratory Syncytial Virus (RSV)
•Older Adults	Phase 3
•Infants via Maternal Immunization	Phase 3	BMGF
•Pediatrics	Phase 1

Combination (Influenza and RSV)	Preclinical

Influenza
•Seasonal VLP	Phase 2	HHS BARDA*

Emerging Disease
•Pandemic H7N9 VLP •Ebola Virus (EBOV)	Phase 2 Phase 1	HHS BARDA*

*Contract expires September 2016

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

Repeat infection and lifelong susceptibility to RSV are common and we currently estimate the global cost burden of RSV in excess of $88 billion. Despite decades of effort to develop an RSV vaccine, there are currently no licensed vaccines. Although the monoclonal antibody palivizumab (Synagis®) is effective in pre-term infants, it is not indicated for use in other populations. We made a breakthrough in developing a vaccine that targets the fusion protein, or F-protein, of the virus. The F-protein has a highly conserved amino acid sequence called antigenic site II, which we believe is an ideal vaccine target. Palivizumab, which also targets antigenic site II, has demonstrated protection in five randomized clinical trials. We genetically engineered a novel F-protein antigen and enhanced its immunogenicity by exposing antigenic site II. Novavax’ RSV F Vaccine assembles into a recombinant protein nanoparticle optimized for F-protein antigen presentation. The RSV F Vaccine elicits palivizumab-competing antibodies at levels that we expect to confer protection. The Novavax RSV F Vaccine is the first RSV vaccine to demonstrate efficacy in a clinical trial and we are seeking to bring the first RSV vaccine to market to combat the 64 million RSV infections that occur globally each year.1,2

RSV Older Adults Program

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

Clinical Trial Update

Resolve (Phase 3 Trial)

We expect to provide top-line data from our pivotal Phase 3 clinical trial of our RSV F Vaccine in older adults, known as Resolve™, in the third quarter of 2016. Resolve began in November 2015 and was fully enrolled with 11,850 older adult subjects at 60 sites in the U.S. by December 2015. The primary objective of the clinical trial is the prevention of moderate-severe RSV-associated lower respiratory tract disease, as defined by the presence of multiple lower respiratory tract symptoms.

Rollover Trial (Phase 2 Trial)

We expect to provide top-line data from our Phase 2 rollover clinical trial of our RSV F Vaccine in the older adults who had participated in the recently concluded prior Phase 2 clinical trial (see next paragraph) in the second half of 2016. We completed enrollment of 1,330 older adults in this trial in in the fourth quarter of 2015, which is designed to evaluate safety and immunogenicity in response to immunization with the RSV F Vaccine during a second RSV season.

1 Nair, H., et al., (2010) Lancet. 375:1545 - 1555

2 WHO Acute Respiratory Infections September 2009 Update: http://apps.who.int/vaccine_research/diseases/ari/en/index2.html

3 Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population

4 Falsey, A.R. et al. (1995) JID.172:389-94

Phase 2 Trial in Older Adults (Completed)

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

RSV Pediatrics Program

Burden of Disease

There are currently approximately 18 million children in the U.S. between six months and five years of age.[10] In the U.S., RSV is responsible for approximately 57,000 hospitalizations of children under five years of age annually, the vast majority of which occur in infants less than one year old, and especially those under six months of age. 11,12,13,14,15

Clinical Trial Update

In September 2015, we announced positive top-line data from a Phase 1 clinical trial of our RSV F Vaccine in healthy children between two and six years of age. This clinical trial evaluated the safety and immunogenicity of our RSV F Vaccine, with one or two doses, with or without aluminum phosphate adjuvant. Trial enrollment was concluded with a smaller than planned cohort so that dosing could be completed ahead of the 2014-15 RSV season. The vaccine was well-tolerated and serum samples collected from a subset of 18 immunized children in the per-protocol population, demonstrated that the RSV F Vaccine was highly immunogenic at all formulations and regimens. There were greater than 10-fold increases in both anti-F IgG and PCA antibody titers in the adjuvanted group and greater than 6-fold increases in anti-F IgG and PCA antibody titers in the unadjuvanted group. We are assessing the data from this clinical trial and in discussion with the regulatory agencies regarding the next steps in the development of our RSV F Vaccine for pediatrics.

Combination Respiratory (Influenza and RSV)

Our experience gained over several years of research and development activities relating to our VLP-based vaccine candidates (seasonal and pandemic influenza) and our nanoparticle-based vaccine candidates (RSV, MERS and Ebola), reinforce our growing belief in the benefits and advantages of developing a nanoparticle-based seasonal influenza vaccine. We have identified several advantages, representing an evolution in vaccinology, that have guided our nanoparticle approach: influenza nanoparticles can be engineered to display conserved antigenic regions, which have the potential to elicit broadly neutralizing antibodies; improved purity and manufacturability; the potential use of Matrix-M adjuvant, shown to be well-tolerated and highly effective at stimulating enhanced immunity; and co-formulation synergies with other nanoparticle based vaccines.

Given the ongoing development of our RSV F Vaccine and our desire to develop a combination respiratory vaccine with the potential to protect against both RSV and seasonal influenza, we made the decision to shift our seasonal influenza vaccine development focus from VLP-based seasonal influenza vaccines to nanoparticle-based seasonal influenza vaccines. Early preclinical development efforts give us confidence that such a combination vaccine is viable, and in animal models, provides acceptable immunogenicity. We expect to initiate a Phase 1 clinical trial of a combination respiratory vaccine in the first half of 2017.

10 U.S. Census. www.census.go/population/international/data/idb/informationGateway.php

11 Stockman, L.J. et al (2012) Pediatr Infect Dis J. 31: 5-9

12 CDC update May 5, 2015. http://www.cdc.gov/rsv/research/us-surveillance.html

13 Boyce, T.G. et al (2000) Pediatrics; 137: 865-870

14 Hall, C.B. et al (2009) NEJM; 360(6): 588-98

15 Hall, C.B. et al (2013) Pediatrics; 132(2): E341-8

Influenza

Burden of Disease

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

Emerging Disease

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

16 Influenza Vaccines Forecasts. Datamonitor (2013)

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

HHS BARDA

Since 2011, we have been developing influenza vaccines as part of a project that has been funded under our contract with HHS BARDA. The scope of the HHS BARDA contract (HHSO100201100012C) has been to develop seasonal and pandemic influenza vaccine candidates, based on our proprietary VLP technology. Recent advances in our seasonal influenza nanoparticle program have resulted in a natural conclusion of our activities under the HHS BARDA contract, which will expire, in accordance with its terms, in September 2016. During the six months ended June 30, 2016, we recognized revenue of $2.1 million and have recognized approximately $113.6 million in revenue since the inception of the contract. We do not expect to perform further services under this contract and consequently do not expect to record significant revenue under this contract through the contract expiration in September 2016.

Ebola Virus (EBOV)

EBOV, formerly known as Ebola hemorrhagic fever, is a severe, often fatal illness in humans. Multiple strains of EBOV have been identified, the most recent of which, the Makona EBOV strain, is associated with a case fatality rate of 50% to 90%.[19] There are currently no licensed treatments proven to neutralize the virus, but a range of blood, immunological and drug therapies are under development. Despite the development of such therapies, current vaccine approaches target either a previous strain of the virus or were initially developed to be delivered by genetic vectors. In contrast, our EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) was developed using the Makona EBOV strain.

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

Seasonal Influenza

CPLB received marketing authorization, the Indian equivalent of approval of a Biologics License Application (“BLA”), for both its recombinant monovalent seasonal VLP influenza vaccine and its trivalent seasonal VLP influenza vaccine. CPLB is currently manufacturing its seasonal VLP influenza vaccine and expects to have limited sales in the last quarter of 2016. CPLB is also currently evaluating its marketing strategy for its trivalent seasonal VLP vaccine in India, where the market for multivalent seasonal influenza is limited and highly competitive.

Rabies

CPLB successfully completed Stage II of its 2-stage Phase 1/2 clinical trial in India of a rabies G protein vaccine candidate that we genetically engineered. The objective was to select a dose and regimen for a recombinant vaccine that can be administered both as a pre-exposure prophylaxis for residents of certain higher-risk geographies and travelers to such locations, and as a post-exposure prophylaxis using fewer doses than the current standard of care. CPLB expects to initiate its Phase 3 clinical trial in late 2016.

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

Three Months Ended June 30, 2016 and 2015 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended June 30
	2016	2015	Change 2015 to 2016
Revenue:
Total revenue	$2,505	$13,996	$(11,491)

Revenue for the three months ended June 30, 2016 was $2.5 million as compared to $14.0 million for the same period in 2015, a decrease of $11.5 million, or 82%.  Revenue for the three months ended June 30, 2016 and 2015 is primarily comprised of services performed under the HHS BARDA contract and the Grant Agreement. The decrease in revenue under the HHS BARDA contract of $13.6 million was primarily due to $7.7 million relating to the recovery of additional costs under the HHS BARDA contract for the settlement of indirect rates for fiscal years 2011 and 2012 that was recorded in the three months ended June 30, 2015 and a lower level of activity in the three months ended June 30, 2016 as compared to the same period in 2015. These decreases in revenue were partially offset by $1.7 million in revenue recorded under the Grant Agreement relating to our ongoing RSV F Vaccine Phase 3 clinical trial for the protection of infants via maternal immunization.

We expect our 2016 revenue to be lower than 2015 revenue, due to the wind-down and upcoming expiration of the HHS BARDA contract, which will expire in September 2016. In addition, we expect revenue in 2016 under the Grant Agreement to be significantly higher than in 2015 as we continue to enroll participants in the global pivotal Phase 3 clinical trial, known as Prepare, of the RSV F Vaccine in 5,000 to 8,255 healthy pregnant women.

Expenses:

	Three Months Ended June 30,
	2016	2015	Change 2015 to 2016
Expenses:
Research and development	$64,904	$27,729	$37,175
General and administrative	14,099	7,088	7,011
Total expenses	$79,003	$34,817	$44,186

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses are also included in research and development expenses. Research and development expenses increased to $64.9 million for the three months ended June 30, 2016 from $27.7 million for the same period in 2015, an increase of $37.2 million, or 134%. The increase in research and development expenses was primarily due to increased costs associated with the clinical trials and development activities of our RSV F Vaccine and higher employee-related costs, including increased non-cash stock-based compensation of $1.9 million. For 2016, we expect a significant increase in research and development expenses primarily due to our ongoing RSV F Vaccine candidate clinical trials and employee-related and facility costs to support product development of our RSV F Vaccine candidate and other potential vaccine candidates.

Expenses by Functional Area

We track our research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. At June 30, 2016, we had 445 employees dedicated to our research and development programs versus 313 employees as of June 30, 2015. Historically, we did not account for internal research and development expenses by project, since our employees work time is spread across multiple programs, and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our research and development expenses by functional area for the three months ended June 30 (in millions).

	2016	2015
Manufacturing	$32.0	$18.3
Vaccine Discovery	1.8	1.5
Clinical and Regulatory	31.1	7.9
Total research and development expenses	$64.9	$27.7

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

General and Administrative Expenses

General and administrative expenses increased to $14.1 million for the three months ended June 30, 2016 from $7.1 million for the same period in 2015, an increase of $7.0 million, or 99%. The increase was primarily due to higher employee-related costs, including increased non-cash stock-based compensation of $0.8 million, and professional fees for pre-commercialization activities, as compared to the same period in 2015. At June 30, 2016, we had 62 employees dedicated to general and administrative functions versus 43 employees as of June 30, 2015. For 2016, we expect general and administrative expenses to continue to increase primarily due to increased employee costs and activities related to the anticipated commercialization of our RSV F Vaccine.

Other Income (Expense):

	Three Months Ended June 30,
	2016	2015	Change 2016 to 2015
Other Income (Expense):
Investment income	$670	$134	$536
Interest expense	(3,512)	(26)	(3,486)
Other income (expense)	(11)	72	(83)
Total other income (expense)	$(2,853)	$180	$(3,033)

We had total other expense of $2.9 million for the three months ended June 30, 2016 as compared to total other income of $0.2 million for the same period in 2015. Our investment income increased in the three months ended June 30, 2016 as compared to the same period in 2015 due to higher cash, cash equivalents and marketable securities balances. Our interest expense increased due to the issuance of the Notes in the first quarter of 2016.

Net Loss:

	Three Months Ended June 30,
	2016	2015	Change 2015 to 2016
Net Loss:
Net loss	$(79,351)	$(20,641)	$(58,710)
Net loss per share	$(0.29)	$(0.08)	$(0.21)
Weighted shares outstanding	270,760	268,083	2,677

Net loss for the three months ended June 30, 2016 was $79.4 million, or $0.29 per share, as compared to $20.6 million, or $0.08 per share, for the same period in 2015, an increased net loss of $58.7 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to the clinical trials and development activities of our RSV F Vaccine and higher employee-related costs, as compared to the same period in 2015.

Weighted average shares outstanding for the three months ended June 30, 2016 increased by 1.0% as compared to the same period in 2015, as a result of stock option exercises and purchases under our employee stock purchase plan.

Six Months Ended June 30, 2016 and 2015 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Six Months Ended June 30
	2016	2015	Change 2015 to 2016
Revenue:
Total revenue	$6,723	$23,872	$(17,149)

Revenue for the six months ended June 30, 2016 was $6.7 million as compared to $23.9 million for the same period in 2015, a decrease of $17.1 million, or 72%.  Revenue for the six months ended June 30, 2016 and 2015 is primarily comprised of services performed under the HHS BARDA contract, and to a lesser extent, the Grant Agreement. The decrease in revenue under the HHS BARDA contract of $20.9 million was primarily due to $7.7 million relating to the recovery of additional costs under the HHS BARDA contract for the settlement of indirect rates for fiscal years 2011 and 2012 that was recorded in the six months ended June 30, 2015, a lower level of activity in the six months ended June 30, 2016 as compared to the same period in 2015 and revenue of $3.1 million relating to our Phase 2 clinical trial of our quadrivalent seasonal influenza VLP vaccine candidate in Australia that was recorded in the first quarter of 2015 when collection of the amount became reasonably assured. These decreases in revenue were partially offset by $3.3 million in revenue recorded under the Grant Agreement relating to our ongoing RSV F Vaccine Phase 3 clinical trial for the protection of infants via maternal immunization.

Expenses:

	Six Months Ended June 30,
	2016	2015	Change 2015 to 2016
Expenses:
Research and development	$133,856	$56,076	$77,780
General and administrative	24,627	12,931	11,696
Total expenses	$158,483	$69,007	$89,476

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses are also included in research and development expenses. Research and development expenses increased to $133.9 million for the six months ended June 30, 2016 from $56.1 million for the same period in 2015, an increase of $77.8 million, or 139%. The increase in research and development expenses was primarily due to increased costs associated with the clinical trials and development activities of our RSV F Vaccine and higher employee-related costs, including increased non-cash stock-based compensation of $4.1 million. At June 30, 2016, we had 445 employees dedicated to our research and development programs versus 313 employees as of June 30, 2015.

Expenses by Functional Area

The following summarizes our research and development expenses by functional area for the six months ended June 30 (in millions).

	2016	2015
Manufacturing	$60.6	$35.6
Vaccine Discovery	3.3	3.2
Clinical and Regulatory	70.0	17.3
Total research and development expenses	$133.9	$56.1

General and Administrative Expenses

General and administrative expenses increased to $24.6 million for the six months ended June 30, 2016 from $12.9 million for the same period in 2015, an increase of $11.7 million, or 90%. The increase was primarily due to higher employee-related costs, including increased non-cash stock-based compensation of $1.6 million, and professional fees for pre-commercialization activities, as compared to the same period in 2015. At June 30, 2016, we had 62 employees dedicated to general and administrative functions versus 43 employees as of June 30, 2015.

Other Income (Expense):

	Six Months Ended June 30,
	2016	2015	Change 2016 to 2015
Other Income (Expense):
Investment income	$1,147	$256	$891
Interest expense	(5,946)	(62)	(5,884)
Other expense	(44)	(70)	26
Total other income (expense)	$(4,843)	$124	$(4,967)

We had total other expense of $4.8 million for the six months ended June 30, 2016 as compared to total other income of $0.1 million for the same period in 2015. Our investment income increased in the six months ended June 30, 2016 as compared to the same period in 2015 due to higher cash, cash equivalents and marketable securities balances. Our interest expense increased due to the issuance of the Notes in the first quarter of 2016.

Net Loss:

	Six Months Ended June 30,
	2016	2015	Change 2015 to 2016
Net Loss:
Net loss	$(156,603)	$(45,011)	$(111,592)
Net loss per share	$(0.58)	$(0.18)	$(0.40)
Weighted shares outstanding	270,469	254,727	15,742

Net loss for the six months ended June 30, 2016 was $156.6 million, or $0.58 per share, as compared to $45.0 million, or $0.18 per share, for the same period in 2015, an increased net loss of $111.6 million. The increased net loss was primarily due to higher research and development spending, including increased costs relating to the clinical trials and development activities of our RSV F Vaccine and higher employee-related costs, as compared to the same period in 2015.

Weighted average shares outstanding for the three months ended June 30, 2016 increased by 6.2% as compared to the same period in 2015, primarily as a result of sales of our common stock in 2015.

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

As of June 30, 2016, we had $366.4 million in cash and cash equivalents and marketable securities as compared to $230.7 million as of December 31, 2015. These amounts consisted of $89.4 million in cash and cash equivalents and $277.0 million in marketable securities as of June 30, 2016 as compared to $93.1 million in cash and cash equivalents and $137.5 million in marketable securities as of December 31, 2015.

The following table summarizes cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	Change 2015 to 2016
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(131,863)	$(42,812)	$(89,051)
Investing activities	(150,459)	(21,619)	(128,840)
Financing activities	278,604	199,560	79,044
Effect on exchange rate on cash and cash equivalents	5	(80)	85
Net increase (decrease) in cash and cash equivalents	(3,713)	135,049	(138,762)
Cash and cash equivalents at beginning of period	93,108	32,335	60,773
Cash and cash equivalents at end of period	$89,395	$167,384	$(77,989)

Net cash used in operating activities increased to $131.9 million for the six months ended June 30, 2016 as compared to $42.8 million for the same period in 2015. The increase in cash usage was primarily due to increased costs relating to our RSV F Vaccine, higher employee-related costs and timing of vendor payments.

During the six months ended June 30, 2016 and 2015, our investing activities consisted of purchases and maturities of marketable securities and capital expenditures. During the six months ended June 30, 2016, we primarily purchased marketable securities to increase our rate of return on our marketable securities relative to returns available to money market funds. Capital expenditures for the six months ended June 30, 2016 and 2015 were $11.0 million and $9.2 million, respectively. The increase in capital expenditures was primarily due to facility improvements and the purchase of laboratory equipment to support our maturing product portfolio. In 2016, we expect our level of capital expenditures to be significantly higher than our 2015 spending as we continue to invest in our core operational infrastructure. If we receive positive data from our ongoing RSV F Vaccine Phase 3 clinical trial in older adults (Resolve), expected in the third quarter of 2016, this may result in a significant increase in capital expenditures as we prepare for initial commercialization and plan ahead for the additional manufacturing capacity necessary to meet expected demand in the upcoming years.

Our financing activities consisted primarily of sales of our common stock, issuance of Notes and to a lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the six months ended June 30, 2016, we received net proceeds of $276.5 million through the issuance of our Notes and payments of capped call transactions (See Note 7 to the quarterly financial statements in Item 1). In the six months ended June 30, 2015, we received net proceeds of approximately $190 million through our public offering at $7.25 per share and approximately $8 million through our Sales Agreement ($0.7 million was received in July 2015 upon settlement) at an average sales price of $10.01 per share.

In August 2015, we amended the lease for our new facility located in Gaithersburg, Maryland to increase the amount of space leased by us to now include the entire facility. Under the terms of the amended lease, the landlord shall provide us with a tenant improvement allowance of $3.9 million. Through June 30, 2016, we were funded $3.4 million under this tenant improvement allowance. In May 2016, we entered into a new lease for a facility located in Gaithersburg, Maryland and under the terms of the lease the landlord shall provide us with a tenant improvement allowance of $9.6 million.

In 2007, we entered into an agreement to license certain rights from Wyeth. The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for us to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which we continuously market multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. At present, our seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and our pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, we amended the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014. Under the amendment, the milestone payment, which may increase slightly over time, shall be due in connection with the initiation of a Phase 3 clinical trial for the initial seasonal influenza VLP vaccine candidate being developed outside India, but in any case no later than December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, we agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of June 30, 2016 aggregated $7.3 million. The Milestone has been accrued for, on a discounted basis calculated based on the probable future payment date, in other non-current liabilities at June 30, 2016.

Based on our June 30, 2016 cash and cash equivalents and marketable securities balances, along with anticipated revenue under the Grant Agreement and other resources, we believe we have adequate capital to fund our operating plans for a minimum of twelve months. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions.

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

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of June 30, 2016, we had cash and cash equivalents of $89.4 million, marketable securities of $277.0 million, all of which are short-term, and working capital of $338.1 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of June 30, 2016, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a reduction of stockholders’ equity of approximately $3.0 million at June 30, 2016.

Our Notes have a fixed interest rate and we have no additional material debt and, as such, do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2016, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015)
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013)
10.1†	Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 20, 2016 in connection with the Annual Meeting held on June 9, 2016)
10.2†	Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 20, 2016 in connection with the Annual Meeting held on June 9, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Indicates management contracts, compensatory plans, or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 9, 2016	By:	/s/ Stanley C. Erck
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Barclay A. Phillips
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)