Form 10-Q
period 2017-03-31
NOVAVAX INC
filed 2017-05-08
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(240) 268-2000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant had elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 282,613,919 as of April 30, 2017.

NOVAVAX, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	3

	Notes to the Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,847	$144,353
Marketable securities	115,331	91,126
Restricted cash	27,319	30,314
Prepaid expenses and other current assets	19,952	22,037
Total current assets	258,449	287,830
Restricted cash	1,705	4,590
Property and equipment, net	39,439	40,184
Intangible assets, net	9,161	9,225
Goodwill	51,941	51,673
Other non-current assets	809	799
Total assets	$361,504	$394,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,790	$5,685
Accrued expenses	24,650	24,508
Accrued interest	2,031	5,078
Deferred revenue	24,679	30,079
Other current liabilities	1,348	1,056
Total current liabilities	56,498	66,406
Deferred revenue	2,500	2,500
Convertible notes payable	316,695	316,339
Other non-current liabilities	14,910	14,602
Total liabilities	390,603	399,847

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2017 and December 31, 2016; 283,069,349 shares issued and 282,613,919 shares outstanding at March 31, 2017 and 271,701,397 shares issued and 271,245,967 shares outstanding at December 31, 2016	2,831	2,717
Additional paid-in capital	956,299	935,997
Accumulated deficit	(974,444)	(929,996)
Treasury stock, 455,430 shares, cost basis at both March 31, 2017 and December 31, 2016	(2,450)	(2,450)
Accumulated other comprehensive loss	(11,335)	(11,814)
Total stockholders’ deficit	(29,099)	(5,546)
Total liabilities and stockholders’ deficit	$361,504	$394,301

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenue:
Government contracts	$—	$1,946
Research and development collaborations	5,680	2,272
Total revenue	5,680	4,218

Expenses:
Research and development	37,654	68,952
General and administrative	8,852	10,528
Total expenses	46,506	79,480
Loss from operations	(40,826)	(75,262)
Other income (expense):
Investment income	474	473
Interest expense	(3,513)	(2,430)
Other income (expense)	11	(33)
Net loss	$(43,854)	$(77,252)

Basic and diluted net loss per share	$(0.16)	$(0.29)

Basic and diluted weighted average number of common shares outstanding	274,178	270,179

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net loss	$(43,854)	$(77,252)
Other comprehensive income:
Net unrealized (losses) gains on marketable securities available-for-sale	(1)	317
Foreign currency translation adjustment	480	1,259
Other comprehensive income	479	1,576
Comprehensive loss	$(43,375)	$(75,676)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities:
Net loss	$(43,854)	$(77,252)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,111	1,954
Loss on disposal of property and equipment	65	―
Amortization of net (discounts) premiums on marketable securities	(6)	146
Amortization of debt issuance costs	356	237
Lease incentives received	1,248	―
Non-cash stock-based compensation	4,213	4,961
Other	―	98
Changes in operating assets and liabilities:
Restricted cash	5,880	1,278
Prepaid expenses and other assets	1,093	637
Accounts payable and accrued expenses	(4,867)	1,482
Deferred revenue	(5,399)	(1,644)
Other liabilities	543	(1,728)
Net cash used in operating activities	(38,617)	(69,831)

Investing Activities:
Capital expenditures	(1,084)	(5,517)
Proceeds from maturities of marketable securities	86,130	82,657
Purchases of marketable securities	(110,330)	(246,580)
Net cash used in investing activities	(25,284)	(169,440)

Financing Activities:
Principal payments on capital lease	(18)	(19)
Principal payments on notes payable	―	(143)
Proceeds from issuance of convertible notes	―	325,000
Payments of costs related to issuance of convertible notes	―	(9,966)
Payments for capped call transactions and costs	―	(38,521)
Net proceeds from sales of common stock	14,585	―
Proceeds from the exercise of stock options and employee stock purchases	797	2,000
Net cash provided by financing activities	15,364	278,351
Effect of exchange rate on cash and cash equivalents	31	37
Net (decrease) increase in cash and cash equivalents	(48,506)	39,117
Cash and cash equivalents at beginning of period	144,353	93,108
Cash and cash equivalents at end of period	$95,847	$132,225

Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at quarter-end	$225	$—
Property and equipment purchases included in accounts payable and accrued expenses	$823	$3,180

Supplemental disclosure of cash flow information:
Cash payments of interest	$6,094	$12

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

As a clinical-stage biotechnology company, the Company has primarily funded its operations from proceeds through the sale of its common stock in equity offerings, the issuance of convertible debt and revenue under its prior contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) and, to a lesser degree, revenue under the current grant agreement with the Bill & Melinda Gates Foundation (“BMGF”). Management regularly reviews the Company’s cash and cash equivalents and marketable securities relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to support its product development activities. Based on its March 31, 2017 cash and cash equivalents and marketable securities balances of $211.2 million, along with anticipated revenue under the Grant Agreement (see Note 10), the Company believes it has adequate capital to fund its operating plans for a minimum of twelve months. The Company plans to meet its near term capital requirements primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings will be available to the Company on commercially acceptable terms, if at all. Also, any collaborations, strategic alliances and marketing distribution or licensing arrangements may require the Company to give up some or all rights to a product or technology at less than its full potential value. If the Company is unable to perform under the Grant Agreement or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs, and/or downsize its organization, including its general and administrative infrastructure.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2017, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016 and the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $11.4 million and $11.8 million at March 31, 2017 and December 31, 2016, respectively.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	March 31, 2017	December 31, 2016
Cash	$15,540	$17,481
Money market funds	51,816	95,896
Government-backed securities	19,000	19,000
Asset-backed securities	3,500	―
Corporate debt securities	5,991	11,976
Cash and cash equivalents	$95,847	$144,353

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

The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the consolidated balance sheets, and unrealized holding gains and losses on marketable securities are reported as a separate component of stockholders’ deficit until realized. Marketable securities are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities until market recovery, to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded as other income (expense) in the consolidated statements of operations.

Restricted Cash

The Company’s current and noncurrent restricted cash includes payments received under the Grant Agreement (see Note 10) and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At March 31, 2017 and December 31, 2016, the restricted cash balances consist of payments received under the Grant Agreement of $27.3 million and $33.2 million, respectively, and security deposits of $1.7 million at both dates.

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

Revenue from the achievement of research and development milestones, if deemed substantive, is recognized as revenue when the milestones are achieved and the milestone payments are due and collectible. If not deemed substantive, the Company would recognize such milestones as revenue upon its achievement on a straight-line basis over the remaining expected term of the research and development period. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) there is substantive uncertainty of achievement of the milestone at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone and such achievement relates to past performance; and (4) the amount of the milestone appears reasonable in relation to the effort expended and all of the deliverables and payment terms in the arrangement.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At March 31, 2017 and 2016, the Company had outstanding stock options and unvested restricted stock awards totaling 38,202,428 and 32,803,931, respectively. At March 31, 2017, the Company’s Notes are initially convertible into approximately 47,716,900 shares of the Company’s common stock. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718) that simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard on the effective date, January 1, 2017, and, as part of the adoption, elected to account for forfeitures when they occur. The adoption did not have a material impact on its consolidated financial statements and related disclosures.

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company has completed an initial assessment of the potential changes from adopting ASU 2014-09, primarily by reviewing its current revenue streams and deferred revenue balances. Based on the Company’s initial assessment, it does not expect any material changes to the recognition of its revenue. The Company has not yet completed its final review of the impact of this guidance, and will continue to evaluate the impacts of adoption over the coming quarters. The Company currently expects to apply ASU 2014-09 on a modified retrospective basis as of January 1, 2018. The Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current evaluation.

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

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at March 31, 2017						Fair Value at December 31, 2016
	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Assets
Money market funds(1)		$51,816	$	―	$	―		$95,896	$	―	$	―
Government-backed securities		―		19,000		―		―		19,000		―
Asset-backed securities(2)		―		48,573		―		―		23,632		―
Corporate debt securities(3)		―		76,249		―		―		79,470		―
Total assets		$51,816		$143,822	$	―		$95,896		$122,102	$	―
Liabilities
Convertible notes payable	$	―		$148,671	$	―	$	―		$141,989	$	―

(1)	Classified as cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively (see Note 3).
(2)	Includes $3,500 classified as cash and cash equivalents as of March 31, 2017 (see Note 3).
(3)	Includes $5,991 and $11,976 classified as cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively (see Note 3).

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

During the three months ended March 31, 2017, the Company did not have any transfers between levels.

The amount in the Company’s unaudited consolidated balance sheets for accounts payable approximates its fair value due to its short-term nature. The Company’s milestone payment due to Wyeth (see Note 11) approximates its fair value at March 31, 2017, as the liability has been calculated based on an anticipated future payment date discounted at borrowing rates available to the Company.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of March 31, 2017 and December 31, 2016 were comprised of (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$45,086	$—	$(13)	$45,073	$23,636	$—	$(4)	$23,632
Corporate debt securities	70,213	57	(12)	70,258	67,457	43	(6)	67,494
Total	$115,299	$57	$(25)	$115,331	$91,093	$43	$(10)	$91,126

Marketable Securities – Unrealized Losses

The primary objective of the Company’s investment policy is the preservation of capital; thus, the Company’s investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.

The Company owned 34 available-for-sale securities as of March 31, 2017. Of these 34 securities, 18 had combined unrealized losses of less than $0.1 million as of March 31, 2017. The Company did not have any investments in a loss position for greater than 12 months as of March 31, 2017. The Company has evaluated its marketable securities and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the three months ended March 31, 2017 was as follows (in thousands):

Amount
Balance at December 31, 2016	$51,673
Currency translation adjustments	268
Balance at March 31, 2017	$51,941

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,345	$(1,530)	$6,815	$8,222	$(1,404)	$6,818
Collaboration agreements	3,768	(1,422)	2,346	3,713	(1,306)	2,407
Total identifiable intangible assets	$12,113	$(2,952)	$9,161	$11,935	$(2,710)	$9,225

Amortization expense for the three months ended March 31, 2017 and 2016 was $0.2 million.

Estimated amortization expense for existing intangible assets for the remainder of 2017 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2017 (remainder)	$604
2018	805
2019	805
2020	687
2021	546
2022	523

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

Total convertible notes payable consisted of the following at (in thousands):

	March 31, 2017	December 31, 2016
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(8,305)	(8,661)
Total convertible notes payable	$316,695	$316,339

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Coupon interest	$3,047	$2,099
Amortization of debt issuance costs	356	237
Total interest expense on Notes	$3,403	$2,336

Note 8 – Stockholders’ Deficit

In December 2016, the Company filed a $200 million universal shelf registration statement that allows the Company to issue and sell common stock, preferred stock, warrants and/or units in one or more offerings up to an aggregate maximum offering amount of $125 million and up to $75 million in gross proceeds of its common stock pursuant to an At Market Issuance Sales Agreement (“Sales Agreement”), which the Company entered into in January 2017.

During the three months ended March 31, 2017, the Company sold 10.7 million shares of common stock between February 28, 2017 and March 30, 2017 (the “Trading Period”) resulting in $14.6 million in net proceeds (this amount excludes $0.2 million received in the second quarter of 2017 for shares traded in late March 2017). The highest and lowest weighted average daily sales price per share achieved under the Sales Agreement during the Trading Period was $1.52 on February 28, 2017 and $1.27 on March 21, 2017, respectively. The weighted average sales price achieved during the Trading Period was $1.43 per share. The Company has not made any sales under the Sales Agreement since March 30, 2017.

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

The 2015 Plan authorizes the issuance of up to 31,000,000 shares of common stock under equity awards granted under the plan, including an increase of 6,000,000 shares approved at the Company’s 2016 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The Company will seek approval at its June 2017 annual meeting of stockholders to increase the number of shares of common stock available for issuance under the 2015 Plan by 5,000,000 shares. The 2015 Plan will expire on March 4, 2025.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and 2005 Plan for the three months ended March 31, 2017:

	2015 Plan		2005 Plan

	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2017	25,104,603	$4.87	14,128,129	$3.30
Granted	803,450	$1.45	—	$—
Exercised	—	$—	(100,000)	$1.24
Canceled	(1,123,179)	$5.01	(629,325)	$3.85
Outstanding at March 31, 2017	24,784,874	$4.75	13,398,804	$3.29
Shares exercisable at March 31, 2017	5,679,375	$7.36	11,474,679	$3.01
Shares available for grant at March 31, 2017	6,170,126

The fair value of stock options granted under the 2015 Plan and 2005 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Weighted-average Black-Scholes fair value of stock options granted	$1.13	$2.45
Risk-free interest rate	1.73%-2.34%	1.25%-1.70%
Dividend yield	0%	0%
Volatility	88.91%-109.50%	57.86%-68.28%
Expected term (in years)	4.19-7.46	4.26-7.28
Expected forfeiture rate	0%	0%-16.33%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of March 31, 2017 was less than $0.1 million and 7.7 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of March 31, 2017 was less than $0.1 million and 6.3 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised and vesting of restricted stock awards for the three months ended March 31, 2017 and 2016 was less than $0.1 million and $1.8 million, respectively.

Employee Stock Purchase Plan

In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which currently authorizes an aggregate of 3,450,000 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 4,000,000 shares. The number of authorized shares and the maximum number of shares both include an increase of 1,000,000 shares approved at the Company’s 2016 annual meeting of stockholders. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At March 31, 2017, there were 1,185,869 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Range of Black-Scholes fair values of ESPP shares granted	$1.05-$5.47	$1.86-$3.38
Risk-free interest rate	0.45%-0.70%	0.22%-0.44%
Dividend yield	0%	0%
Volatility	45.98%-267.85%	46.14%-86.75%
Expected term (in years)	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	5%

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the three months ended March 31, 2017:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2017	45,000		$4.99
Restricted stock granted	―	$	―
Restricted stock vested	(26,250)		$4.99
Restricted stock forfeited	―	$	―
Outstanding and Unvested at March 31, 2017	18,750		$4.99

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$2,215	$3,233
General and administrative	1,998	1,728
Total stock-based compensation expense	$4,213	$4,961

As of March 31, 2017, there was approximately $40.7 million of total unrecognized compensation expense related to unvested stock options, ESPP and restricted stock awards. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.7 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 10 – Collaboration, U.S. Government Agreement and Joint Venture

Bill & Melinda Gates Foundation (“BMGF”) Grant Agreement

In support of the Company’s development of its RSV F Vaccine for infants via maternal immunization, in September 2015, the Company entered into an agreement (“Grant Agreement”) with BMGF, under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant will support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and World Health Organization (“WHO”) prequalification of the RSV F Vaccine. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make the RSV F Vaccine available and accessible at affordable pricing to people in certain low and middle income countries. Unless terminated earlier by BMGF, the GACA will continue in effect until the latter of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years. Payments received under the Grant Agreement are being recognized in the period in which the research and development activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant are restricted as to their use until expenditures contemplated in the Grant are incurred. The Company recognized revenue from the Grant of $5.5 million in the three months ended March 31, 2017, and has recognized approximately $18 million in revenue since the inception of the contract. At March 31, 2017, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA initially awarded the Company a contract in 2011, which has funded the development of both the Company’s quadrivalent seasonal and pandemic influenza virus-like particle (“VLP”) vaccine candidates. The contract with HHS BARDA was a cost-plus-fixed-fee contract, which reimbursed the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of its multivalent seasonal and monovalent pandemic H7N9 influenza VLP vaccine candidates. In September 2014, HHS BARDA exercised and initiated a two-year option to the contract, which included scope to support development activities leading up to planned Phase 3 clinical studies, added $70 million of funding on top of the remainder of the $97 million base period funding and extended the contract until September 2016. In June 2015, the contract was amended to increase the funding by $7.7 million to allow for the recovery of additional costs under the contract relating to the settlement of indirect rates for fiscal years 2011 and 2012. This additional amount was received and recorded as revenue in the second quarter of 2015. Advances in the Company’s seasonal influenza nanoparticle program have resulted in a natural conclusion of its activities under the HHS BARDA contract, which expired in accordance with its terms in September 2016.  Billings under the contract were provisional billings, subject to adjustment upon audit by the government, and were based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit of indirect rates of fiscal years 2013 and 2014 was completed in the first quarter of 2017. When the final determination of the additional costs for fiscal years 2013 and 2014 has been made, and such amount is known and collection of the amount is reasonably assured, revenue and billings will be adjusted accordingly.

CPLB Joint Venture

In 2009, the Company formed a joint venture with Cadila Pharmaceuticals Limited (“Cadila”) named CPL Biologicals Private Limited (“CPLB”) to develop and manufacture vaccines, biological therapeutics and diagnostics in India. CPLB is owned 20% by the Company and 80% by Cadila. Because CPLB’s activities and operations are controlled and funded by Cadila, the Company accounts for its investment using the equity method. Since the carrying value of the Company’s initial investment was nominal and there is no guarantee or commitment to provide future funding, the Company has not recorded nor expects to record losses related to this investment in the foreseeable future. The Company has recognized as an expense the entire amount of purchases to date under the master services agreements related to CPLB as the Company has not recorded any equity income (loss) of CPLB (see Note 12).

Note 11 – License agreement with Wyeth Holding Corporation

In 2007, the Company entered into an agreement to license certain rights from Wyeth Holdings Corporation, a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for the Company to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which the Company continuously markets multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. At present, the Company’s seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and its pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by the Company only after it has provided ninety (90) days’ notice that the Company has absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, the Company entered into an amendment to the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014. Under the amendment, the Milestone, which has increased slightly over time, would be due in connection with the initiation of a Phase 3 clinical trial for the initial seasonal influenza VLP vaccine candidate being developed outside India, but in any case no later than December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, the Company agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of March 31, 2017 aggregated to $7.6 million. At the time of September 2015 amendment discussed above, the Milestone was not expected to occur within the next 12 months. Therefore, the Milestone has been accrued for, on a discounted basis calculated based on the probable future payment date, and at March 31, 2017, the Milestone is recorded in accrued expenses. The Milestone was recorded as a research and development expense in 2014.

Note 12 – Related Party Transactions

Dr. Rajiv Modi, a director of the Company, is also the managing director of Cadila. The Company and Cadila have formed a joint venture, CPLB (see Note 10). A subsidiary of Cadila owns 2.5 million shares of the Company’s outstanding common stock as of March 31, 2017. The Company and Cadila have also entered into master services agreements, pursuant to which Cadila or CPLB may perform certain research, development and manufacturing services for the Company. For the three months ended March 31, 2017 and 2016, the Company incurred $0.1 million and $0.3 million, respectively, in expenses under the master services agreements. The amount due and unpaid for services performed under the master services agreements at March 31, 2017 and December 31, 2016 was less than $0.1 million and $0.1 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report, about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax”, and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; the expected timing and content of regulatory actions; reimbursement by the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”); payments under our license with Wyeth Holdings LLC, a subsidiary of Pfizer Inc. (“Wyeth”); payments by the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and the availability of financing generally, plans regarding partnering activities, business development initiatives and the adoption of stock incentive plans and amendments thereto; the effectiveness, and expected costs and savings, and the timing of such costs and savings, associated with the implementation, of our restructuring efforts, and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different than actual results.

Because the risk factors discussed in this Quarterly Report and identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this Quarterly Report, particularly those identified in Part II, Item 1A “Risk Factors,” and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

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

We are also developing immune stimulating saponin-based adjuvants through our wholly owned Swedish subsidiary, Novavax AB. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and was well-tolerated in multiple clinical trials that we have conducted. In addition, Genocea Biosciences, Inc. has licensed rights to our Matrix technology and has conducted Phase 2 clinical trials with its herpes simplex 2 vaccine candidate using Matrix-M.

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

*Supported by the $89.1 million grant from BMGF

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

Clinical Trial Update

Prepare Phase 3 Trial (Ongoing)

We initiated Prepare™, a global pivotal Phase 3 clinical trial of our RSV F Vaccine in 5,000 to 8,255 healthy pregnant women in December 2015. The primary objective of the Prepare trial is to determine the efficacy of maternal immunization with the RSV F Vaccine against symptomatic RSV lower respiratory tract infection with objective measures of medical significance in infants through a minimum of the first 90 days of life. The Prepare trial utilizes a group sequential design and is expected to take between three and four years for enrollment to complete. We have been in discussion with the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (“FDA”) about conducting an informational analysis of the Prepare trial that would provide an indication of our vaccine’s potential efficacy against the primary endpoint. From these discussions, we continue to believe that we will be able to conduct such an analysis in late 2017 in a manner that would not unblind the ongoing clinical trial.

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

[1]	Estimated value of life lost, future health implications and lost earnings; Preliminary data based on Novavax research of available epidemiology and health outcomes data
[2]	Nair, H., et al., (2010) Lancet. 375:1545 - 1555
[3]	WHO Acute Respiratory Infections September 2009 Update: http://apps.who.int/vaccine_research/diseases/ari/en/index2.html
[4]	Nair, H., et al., (2010) Lancet. 375:1545 - 1555
[5]	CDC: https://www.cdc.gov/rsv/research/us-surveillance.html
[6]	Hall, C.B. et al. (2013) Pediatrics; 132(2):E341-348
[7]	Oxford Vaccine Group: http://www.ovg.ox.ac.uk/rsv
[8]	Glezen, W.P. et al. (1986) Am J Dis Child; 140:543-546
[9]	Glenn, G.M. et al. (2016) JID; 213(3):411-12

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

In January 2017, we announced the initiation of a Phase 2 clinical trial of the RSV F Vaccine in older adults. The objective of this Phase 2 trial is to assess safety and immunogenicity to one and two dose regimens of the RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant, in older adults. The trial is a randomized, observer-blinded, placebo-controlled trial which has enrolled 300 older adults in the Southern Hemisphere. Participants were enrolled and vaccinated outside of the RSV season to best assess immunogenicity, with top-line data expected in the third quarter of 2017.

[10]	Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population
[11]	Falsey, A.R. et al. (1995) JID.172:389-94
[12]	Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population
[13]	W.W. Thompson et al. Mortality associated with influenza and respiratory syncytial virus in the United States. JAMA 2003; 289(2): 179-186
[14]	K. Widmer et al. Rates of hospitalizations for respiratory syncytial virus, human metapneumovirus, and influenza virus in older adults. J Infect Dis. 2012; 206: 56-62
[15]	K. Widmer et al. Respiratory syncytial virus & human metapneumovirus-associated emergency department and hospital burden in adults. Influenza and Other Respiratory Viruses. 2014; 8(3): 347-352.

Resolve Phase 3 Trial (Completed)

In September 2016, we announced top-line data from the Phase 3 clinical trial of our RSV F Vaccine in older adults, known as Resolve™. Resolve was a randomized, observer-blinded, placebo-controlled trial that began in November 2015, and was fully enrolled with 11,856 older adults at 60 sites in the U.S. by December 2015. Historically, annual seasonal attack rates for all symptomatic respiratory disease due to RSV (“RSV ARD”) of between 3% and 7% have been observed in older adults.16

In our Phase 2 trial conducted during the 2014-2015 RSV season, we observed an RSV ARD attack rate of 4.9%, with an attack rate of 1.8% for moderate-severe RSV-associated lower respiratory tract disease (“RSV msLRTD”), which aligns with peer-reviewed literature.17 In the Resolve trial, in contrast, we observed an RSV ARD attack rate of 2.0% and an RSV msLRTD attack rate of 0.4%. These unexpectedly low attack rates indicated a mild 2015-2016 RSV season in older adults. The trial did not meet the pre-specified primary or secondary efficacy objectives and did not demonstrate vaccine efficacy. The primary objective of the Resolve trial was to demonstrate efficacy in the prevention of moderate-severe RSV msLRTD, as defined by the presence of multiple lower respiratory tract symptoms. The secondary objective of the trial was to demonstrate efficacy of the RSV F Vaccine in reducing the incidence of all symptomatic respiratory disease due to RSV ARD. The trial also evaluated the safety of the unadjuvanted, 135 microgram dose of the RSV F Vaccine compared to placebo and consistent with our previous clinical experience, the vaccine was well-tolerated. We continue to analyze data from the Resolve trial in order to better understand these results and to map a path forward for this important program. Our efforts include analyses of existing immunogenicity and efficacy data, and application of new assays to archived samples. We have also undertaken external epidemiology studies to further understand the attack rate, healthcare burden and seasonality of RSV disease in older adults. We expect these analyses to provide important information and context when we review the results from the Phase 2 clinical trial in older adults that we initiated in January 2017.

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

[16]	Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population
[17]	Falsey, A.R. et al. (2005) NEJM. 352:1749–59

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

RSV Pediatrics Program

Burden of Disease

There are currently approximately 18 million children in the U.S. between six months and five years of age.18 By the age of five, essentially all children will have been exposed to RSV and will likely have developed natural immunity against the virus, thus decreasing the rate of severe disease in these children. In the U.S., RSV is responsible for approximately 57,000 hospitalizations of children under five years of age annually, the vast majority of which occur in infants less than one year old, and especially those under six months of age. 19,20,21,22,23

Clinical Trial Update

In September 2015, we announced positive top-line data from a Phase 1 clinical trial of our RSV F Vaccine in healthy children between two and six years of age. This clinical trial evaluated the safety and immunogenicity of our RSV F Vaccine, with one or two doses, with or without aluminum phosphate adjuvant. Trial enrollment was concluded with a smaller than planned cohort so that dosing could be completed ahead of the 2014-2015 RSV season. The vaccine was well-tolerated and serum samples collected from a subset of 18 immunized children in the per-protocol population, demonstrated that the RSV F Vaccine was highly immunogenic at all formulations and regimens. There were greater than 10-fold increases in both anti-F IgG and PCA antibody titers in the adjuvanted group and greater than 6-fold increases in anti-F IgG and PCA antibody titers in the unadjuvanted group. We are assessing the next steps in the development of our RSV F Vaccine for pediatrics.

[18]	U.S. Census. www.census.go/population/international/data/idb/informationGateway.php
[19]	Stockman, L.J. et al (2012) Pediatr Infect Dis J. 31: 5-9
[20]	CDC update May 5, 2015. http://www.cdc.gov/rsv/research/us-surveillance.html
[21]	Boyce, T.G. et al (2000) Pediatrics; 137: 865-870
[22]	Hall, C.B. et al (2009) NEJM; 360(6): 588-98
[23]	Hall, C.B. et al (2013) Pediatrics; 132(2): E341-8

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

In July 2015, we announced top-line data from our Phase 1 clinical trial of our Ebola GP Vaccine in ascending doses, with and without our Matrix-M adjuvant, in 230 healthy adults. Participants received either one or two intramuscular injections ranging from 6.5µg to 50µg of antigen, with or without adjuvant, or placebo. Immunogenicity was assessed at multiple time points, including days 28 and 35. These Phase 1 data demonstrated that our Ebola GP Vaccine is highly immunogenic, well-tolerated and, in conjunction with our proprietary Matrix-M adjuvant, resulted in significant antigen dose-sparing. The adjuvanted Ebola GP Vaccine was highly immunogenic at all dose levels; the adjuvanted two-dose regimens induced Ebola anti-GP antibody geometric mean responses between 45,000 and 70,000 ELISA units, representing a 500 to 750-fold rise over baseline at day 35. In 2015, we also announced successful data from two separate non-human primate challenge studies of our Ebola GP Vaccine in which, in both cases, the challenge was lethal for the control animal, whereas 100% of the immunized animals were protected.

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

Seasonal Influenza

Influenza is a world-wide infectious disease that causes illness in humans with symptoms ranging from mild to life-threatening or even death. Serious illness occurs not only in susceptible populations such as pediatrics and older adults, but also in the general population largely because of infection by unique strains of influenza for which most humans have not developed protective antibodies. Current estimates for seasonal influenza vaccine growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show a potential increase from approximately $3.2 billion in the 2012-2013 season to $5.3 billion by the 2021-2022 season.25

The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (“CDC”) recommends that all persons aged six months and older be vaccinated annually against seasonal influenza. Influenza is a major burden on public health worldwide: an estimated one million deaths each year are attributed to influenza.26 It is further estimated that, each year, influenza attacks between 5% and 10% of adults and 20% to 30% of children, causing significant levels of illness, hospitalization and death.27 Recombinant seasonal influenza vaccines, like the candidate we are developing, have an important advantage: once licensed for commercial sale, large quantities of such vaccine can potentially be manufactured quickly and in a cost-effective manner, without the use of either the live influenza virus or eggs.

After many years of developing virus-like particle (“VLP”)-based seasonal influenza vaccine candidates, we have identified advantages of developing nanoparticle-based seasonal influenza vaccines. In particular, influenza nanoparticles can display conserved antigenic regions, which have the potential to elicit broadly neutralizing antibodies that may offer protection against a range of drifted strains. Additionally, nanoparticles offer improved purity and manufacturability and advantages for co-formulation with other nanoparticle-based vaccines. We expect to continue to develop our nanoparticle influenza vaccine program with the goal of initiating a Phase 1 clinical trial in late 2017.

[24]	WHO: http://www.who.int/mediacentre/factsheets/fs103/en/
[25]	Influenza Vaccines Forecasts. Datamonitor (2013)
[26]	Resolution of the World Health Assembly. (2003) WHA56.19. 28
[27]	WHO position paper (2012) Weekly Epidemiol Record;87(47):461–76

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

Seasonal Influenza

CPLB received marketing authorization, the Indian equivalent of approval of a Biologics License Application, for its trivalent and monovalent seasonal VLP influenza vaccines and is currently manufacturing with limited sales in 2016 and limited expected sales in 2017.

Rabies

In October 2016, CPLB initiated its Phase 3 clinical trial in India of a rabies G protein vaccine candidate that we genetically engineered, and that can be administered both as a pre-exposure prophylactic and a post-exposure therapeutic regimen. The post-exposure regimen has the potential to use fewer doses (three doses) than the current standard of care (five doses).

Sales of Common Stock

In January 2017, we entered into an At Market Issuance Sales Agreement (“Sales Agreement”), which allows us to issue and sell up to $75 million in gross proceeds of our common stock. During the three months ended March 31, 2017, we sold 10.7 million shares of common stock between February 28, 2017 and March 30, 2017 (the “Trading Period”) resulting in $14.6 million in net proceeds (this amount excludes $0.2 million received in the second quarter of 2017 for shares traded in late March 2017). The highest and lowest weighted average daily sales price per share achieved under the Sales Agreement during the Trading Period was $1.52 on February 28, 2017 and $1.27 on March 21, 2017, respectively. The weighted average sales price achieved during the Trading Period was $1.43 per share. We have not made any sales under the Sales Agreement since March 30, 2017.

Critical Accounting Policies and Use of Estimates

There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We have completed an initial assessment of the potential changes from adopting ASU 2014-09, primarily by reviewing our current revenue streams and deferred revenue balances. Based on our initial assessment, we do not expect any material changes to the recognition of our revenue. We have not yet completed our final review of the impact of this guidance, and in 2017, we will continue to evaluate the impacts of adoption over the coming quarters. We currently expect to apply ASU 2014-09 on a modified retrospective basis as of January 1, 2018. We will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current evaluation.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation, by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative goodwill impairment test by comparing the fair value of our reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if we are required to recognize a goodwill impairment charge, Step 2 requires us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from the goodwill carrying amount. The standard will be effective January 1, 2020 for us, with early adoption permitted, and should be applied prospectively from the date of adoption. We are currently evaluating when we will adopt ASU 2017-04 and its expected impact to related disclosures.

Results of Operations

The following is a discussion of the historical financial condition and results of operations of the Company and should be read in conjunction with the financial statements and notes thereto set forth in this Quarterly Report.

Three Months Ended March 31, 2017 and 2016 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended March 31,
	2017	2016	Change 2016 to 2017
Revenue:
Total revenue	$5,680	$4,218	$1,462

Revenue for the three months ended March 31, 2017 was $5.7 million as compared to $4.2 million for the same period in 2016, an increase of $1.5 million or 35%.  Revenue for the three months ended March 31, 2017 and 2016 is primarily comprised of services performed under the Grant Agreement and the HHS BARDA contract. Revenue increased under the Grant Agreement as a result of increased enrollment of participants in Prepare. This increase in revenue was partially offset by $1.9 million in decreased revenue from the HHS BARDA contract, which expired in accordance with its terms in September 2016.

We expect revenue in 2017 under the Grant Agreement to be significantly higher than in 2016 as we increase enrollment of participants in Prepare.

Expenses:

	Three Months Ended March 31,
	2017	2016	Change 2016 to 2017
Expenses:
Research and development	$37,654	$68,952	$(31,298)
General and administrative	8,852	10,528	(1,676)
Total expenses	$46,506	$79,480	$(32,974)

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses decreased to $37.7 million for the three months ended March 31, 2017 from $69.0 million for the same period in 2016, a decrease of $31.3 million, or 45%. The decrease in research and development expenses was primarily due to lower costs associated with the clinical trials and development activities of our RSV F Vaccine and lower employee-related costs. At March 31, 2017, we had 302 employees dedicated to our research and development programs versus 410 employees as of March 31, 2016. For 2017, we expect a significant decrease in research and development expenses primarily due to lower anticipated RSV F Vaccine candidate clinical trials and employee-related costs to support product development of our RSV F Vaccine candidate and other potential vaccine candidates.

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

The following summarizes our research and development expenses by functional area for the three months ended March 31 (in millions).

	2017	2016
Manufacturing	$18.9	$28.6
Vaccine Discovery	1.5	1.5
Clinical and Regulatory	17.3	38.9
Total research and development expenses	$37.7	$69.0

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

General and Administrative Expenses

General and administrative expenses decreased to $8.9 million for the three months ended March 31, 2017 from $10.5 million for the same period in 2016, a decrease of $1.7 million, or 16%. The decrease was primarily due to lower professional fees for pre-commercialization activities, as compared to the same period in 2016. At March 31, 2017, we had 53 employees dedicated to general and administrative functions versus 55 employees as of March 31, 2016. For 2017, we expect general and administrative expenses to decrease primarily due to employee headcount reductions resulting in lower anticipated employee costs and reduced activities related to the anticipated commercialization of our RSV F Vaccine.

Other Income (Expense):

	Three Months Ended March 31,
	2017	2016	Change 2016 to 2017
Other Income (Expense):
Investment income	$474	$473	$1
Interest expense	(3,513)	(2,430)	(1,083)
Other income (expense)	11	(33)	44
Total other income (expense)	$(3,028)	$(1,990)	$(1,038)

We had total other expense of $3.0 million for the three months ended March 31, 2017 as compared to $2.0 million for the same period in 2016. Our interest expense increased due to the issuance of $325 million aggregate principal amount of convertible senior unsecured notes (the “Notes”) in the first quarter of 2016, which will mature on February 1, 2023.

Net Loss:

	Three Months Ended March 31,
	2017	2016	Change 2016 to 2017
Net Loss:
Net loss	$(43,854)	$(77,252)	$33,398
Net loss per share	$(0.16)	$(0.29)	$0.13
Weighted shares outstanding	274,178	270,179	3,999

Net loss for the three months ended March 31, 2017 was $43.9 million, or $0.16 per share, as compared to $77.3 million, or $0.29 per share, for the same period in 2016, a decreased net loss of $33.4 million. The decreased net loss was primarily due to lower research and development spending, including decreased costs relating to the clinical trials and development activities of our RSV F Vaccine and lower employee-related costs, as compared to the same period in 2016.

Weighted average shares outstanding for the three months ended March 31, 2017 increased by 1.5% as compared to the same period in 2016, primarily as a result of sales of our common stock in 2017.

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

As of March 31, 2017, we had $211.2 million in cash and cash equivalents and marketable securities as compared to $235.5 million as of December 31, 2016. These amounts consisted of $95.8 million in cash and cash equivalents and $115.3 million in marketable securities as of March 31, 2017 as compared to $144.4 million in cash and cash equivalents and $91.1 million in marketable securities as of December 31, 2016.

The following table summarizes cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change 2016 to 2017
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(38,617)	$(69,831)	$31,214
Investing activities	(25,284)	(169,440)	144,156
Financing activities	15,364	278,351	(262,987)
Effect on exchange rate on cash and cash equivalents	31	37	(6)
Net (decrease) increase in cash and cash equivalents	(48,506)	39,117	(87,623)
Cash and cash equivalents at beginning of period	144,353	93,108	51,245
Cash and cash equivalents at end of period	$95,847	$132,225	$(36,378)

Net cash used in operating activities decreased to $38.6 million for the three months ended March 31, 2017 as compared to $69.8 million for the same period in 2016. The decrease in cash usage was primarily due to decreased costs relating to our RSV F Vaccine and lower employee-related costs.

During the three months ended March 31, 2017 and 2016, our investing activities consisted of purchases and maturities of marketable securities and capital expenditures. During the first quarter of 2017 and 2016, we primarily purchased marketable securities to increase our rate of return on our marketable securities relative to returns available to money market funds. Capital expenditures for the three months ended March 31, 2017 and 2016 were $1.1 million and $5.5 million, respectively. The decrease in capital expenditures was primarily due to reduced capital requirements based on our current operating plans. In 2017, we expect our level of capital expenditures to be significantly lower than our 2016 spending primarily due to the timelines being extended for the commercialization of our RSV F Vaccine.

Our financing activities consisted primarily of sales of our common stock, issuance of Notes and to a lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the three months ended March 31, 2017, we received net proceeds of $14.6 million from selling shares of common stock through our Sales Agreement during the Trading Period. The highest and lowest weighted average daily sales price per share achieved under the Sales Agreement during the Trading Period was $1.52 on February 28, 2017 and $1.27 on March 21, 2017, respectively. The weighted average sales price achieved during the Trading Period was $1.43 per share. We have not made any sales under the Sales Agreement since March 30, 2017. In the three months ended March 31, 2016, we received net proceeds of $276.5 million through the issuance of our Notes and payments of capped call transactions (see Note 7).

In August 2015, we amended the lease for our facility located in Gaithersburg, Maryland to increase the amount of space leased by us to now include the entire facility. Under the terms of the amended lease, the landlord shall provide us with a tenant improvement allowance of $3.9 million. Through March 31, 2017, we were funded $3.4 million under this tenant improvement allowance. In May 2016, we entered into a lease for a facility located in Gaithersburg, Maryland and under the terms of the lease the landlord shall provide us with a tenant improvement allowance of up to $9.6 million, and $1.0 million has been funded as of March 31, 2017.

In 2007, we entered into an agreement to license certain rights from Wyeth. The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for us to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which we continuously market multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. At present, our seasonal influenza VLP vaccine program (including CPLB’s seasonal influenza program) and our pandemic influenza VLP vaccine program are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, we amended the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014. Under the amendment, the milestone payment, which has increased slightly over time, shall be due in connection with the initiation of a Phase 3 clinical trial for the initial seasonal influenza VLP vaccine candidate being developed outside India, but in any case no later than December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, we agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of March 31, 2017 aggregated $7.6 million. The Milestone was accrued for on the consolidated balance sheet in other current liabilities at December 31, 2014. At the time of the September 2015 amendment discussed above, the Milestone payment was not expected to occur within the next 12 months. Therefore, the Milestone has been accrued for, on a discounted basis calculated based on the probable future payment date, and at March 31, 2017, the Milestone is recorded in accrued expenses. The Milestone was recorded as a research and development expense in 2014.

Based on our March 31, 2017 cash and cash equivalents and marketable securities balances, along with anticipated revenue under the Grant Agreement, we believe we have adequate capital to fund our operating plans for a minimum of twelve months from the date that this Quarterly Report is filed. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. We plan to meet such near term capital requirements primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. Our ability to obtain additional capital in the near term will likely be subject to various factors, including our ability to perform and thus generate revenue under the Grant Agreement, our overall business performance and market conditions.

Any capital raised by an equity offering or convertible securities has the potential to be substantially dilutive to the existing stockholders and any collaborations, strategic alliances and marketing distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. There can be no assurances that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to perform under the Grant Agreement or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs, and/or downsize our organization, including our general and administrative infrastructure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of March 31, 2017, we had cash and cash equivalents of $95.8 million, marketable securities of $115.3 million, all of which are short-term, and working capital of $202.0 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of March 31, 2017, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a reduction of stockholders’ equity of approximately $2.8 million at March 31, 2017.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Other than the additional risk factor disclosed below, there are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The NASDAQ Global Select Market has a listing requirement; if a participating company no longer meets such requirements and fails to correct the listing deficiency, its stock may be delisted.

The NASDAQ Global Select Market (“NASDAQ”), on which our common stock is listed and traded, has listing requirements that include a $1 minimum closing bid price requirement. If we fail to satisfy this or other listing requirements, NASDAQ may elect to initiate a process that may delist our common stock. Such a delisting may adversely impact the liquidity and price of our common stock or impede our ability to raise capital.

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015)

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013)

10.1*	Fourth Amendment to Lease for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of March 31, 2017

10.2*	Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and Novavax, Inc., dated as of March 31, 2017

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three-month periods ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 8, 2017	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Barclay A. Phillips
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

