Form 10-Q
period 2017-09-30
NOVAVAX INC
filed 2017-11-07
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 313,616,221 as of October 31, 2017.

NOVAVAX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016	2

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	3

	Notes to the Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	35

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,245	$144,353
Marketable securities	68,321	91,126
Restricted cash	32,422	30,314
Prepaid expenses and other current assets	21,007	22,037
Total current assets	225,995	287,830
Restricted cash	8,023	4,590
Property and equipment, net	37,299	40,184
Intangible assets, net	8,138	9,225
Goodwill	53,746	51,673
Other non-current assets	876	799
Total assets	$334,077	$394,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,242	$5,685
Accrued expenses	28,150	24,508
Accrued interest	2,031	5,078
Deferred revenue	31,464	30,079
Other current liabilities	1,390	1,056
Total current liabilities	68,277	66,406
Deferred revenue	6,110	2,500
Convertible notes payable	317,407	316,339
Other non-current liabilities	16,434	14,602
Total liabilities	408,228	399,847

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2017 and December 31, 2016; 310,636,075 shares issued and 310,180,645 shares outstanding at September 30, 2017 and 271,701,397 shares issued and 271,245,967 shares outstanding at December 31, 2016	3,106	2,717
Additional paid-in capital	997,014	935,997
Accumulated deficit	(1,063,517)	(929,996)
Treasury stock, 455,430 shares, cost basis at both September 30, 2017 and December 31, 2016	(2,450)	(2,450)
Accumulated other comprehensive loss	(8,304)	(11,814)
Total stockholders’ deficit	(74,151)	(5,546)
Total liabilities and stockholders’ deficit	$334,077	$394,301

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017		2016	2017		2016

Revenue:
Government contracts	$	―	$102	$	―	$2,182
Research and development collaborations		8,352	3,129		20,764	7,772
Total revenue		8,352	3,231		20,764	9,954

Expenses:
Research and development		41,862	52,983		118,779	186,839
General and administrative		8,118	13,556		25,911	38,183
Total expenses		49,980	66,539		144,690	225,022
Loss from operations		(41,628)	(63,308)		(123,926)	(215,068)
Other income (expense):
Investment income		531	554		1,528	1,701
Interest expense		(3,520)	(3,511)		(10,549)	(9,457)
Other income (expense)		10	11		20	(33)
Net loss		$(44,607)	$(66,254)		$(132,927)	$(222,857)

Basic and diluted net loss per share		$(0.15)	$(0.24)		$(0.47)	$(0.82)

Basic and diluted weighted average number of common shares outstanding		296,435	271,064		284,767	270,669

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(44,607)	$(66,254)	$(132,927)	$(222,857)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities available-for-sale	―	(121)	(34)	172
Foreign currency translation adjustment	1,299	(540)	3,544	(852)
Other comprehensive income (loss)	1,299	(661)	3,510	(680)
Comprehensive loss	$(43,308)	$(66,915)	$(129,417)	$(223,537)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net loss	$(132,927)	$(222,857)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	7,696	6,287
Loss on disposal of property and equipment	294	―
Amortization of debt issuance costs	1,068	949
Lease incentives received	1,485	1,963
Non-cash stock-based compensation	13,057	15,380
Other	2,468	966
Changes in operating assets and liabilities:
Restricted cash	(5,541)	4,980
Prepaid expenses and other assets	427	(762)
Accounts payable and accrued expenses	364	6,396
Deferred revenue	4,991	(5,980)
Other liabilities	―	(1,541)
Net cash used in operating activities	(106,618)	(194,219)

Investing Activities:
Capital expenditures	(3,543)	(15,009)
Proceeds from maturities of marketable securities	189,817	284,871
Purchases of marketable securities	(167,069)	(327,750)
Net cash proved by (used in) investing activities	19,205	(57,888)

Financing Activities:
Principal payments on capital lease	(37)	(53)
Principal payments on notes payable	―	(350)
Changes in restricted cash	―	(819)
Proceeds from issuance of convertible notes	―	325,000
Payments of costs related to issuance of convertible notes	―	(9,966)
Payments for capped call transactions and costs	―	(38,521)
Net proceeds from sales of common stock	46,029	―
Proceeds from the exercise of stock options and employee stock purchases	1,133	3,793
Net cash provided by financing activities	47,125	279,084
Effect of exchange rate on cash and cash equivalents	180	(137)
Net (decrease) increase in cash and cash equivalents	(40,108)	26,840
Cash and cash equivalents at beginning of period	144,353	93,108
Cash and cash equivalents at end of period	$104,245	$119,948

Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at quarter-end	$592	$—
Property and equipment purchases included in accounts payable and accrued expenses	$81	$2,060

Supplemental disclosure of cash flow information:
Cash payments of interest	$12,188	$6,186

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary, “Novavax AB,” the “Company”) is a clinical-stage biotechnology company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Using innovative proprietary recombinant nanoparticle vaccine technology, and its proprietary saponin-based adjuvant technology, the Company produces vaccine candidates to efficiently and effectively respond to both known and emerging disease threats. The Company’s vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate recombinant proteins critical to disease pathogenesis. The Company’s product pipeline targets a variety of infectious diseases, with clinical vaccine candidates for respiratory syncytial virus (“RSV”), influenza and Ebola virus (“EBOV”), and preclinical programs for Zika virus (“ZIKV”) and a combination respiratory vaccine candidate, as well as other infectious disease vaccine candidates.

Note 2 – Operations

The Company’s vaccine candidates currently under development, some of which include adjuvants, will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.

As a clinical-stage biotechnology company, the Company has primarily funded its operations from proceeds through the sale of its common stock in equity offerings, the issuance of convertible debt and revenue under its former contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) and, to a lesser degree, revenue under the current grant agreement (“Grant Agreement”) with the Bill & Melinda Gates Foundation (“BMGF”). Management regularly reviews the Company’s cash and cash equivalents and marketable securities relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to support its product development activities. Based on its September 30, 2017 cash and cash equivalents and marketable securities balances of $172.6 million, along with anticipated revenue under the Grant Agreement (see Note 10), the Company believes it has adequate capital to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report was filed. The Company plans to meet its near term capital requirements primarily through cash and investments on hand, and a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings will be available to the Company on commercially acceptable terms, if at all. Also, any collaborations, strategic alliances and marketing distribution or licensing arrangements may require the Company to give up some or all rights to a product or technology at less than its full potential value. If the Company is unable to perform under the Grant Agreement or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs, and/or downsize its organization, including its general and administrative infrastructure.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2017, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $8.3 million and $11.8 million at September 30, 2017 and December 31, 2016, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	September 30, 2017	December 31, 2016
Cash	$14,141	$17,481
Money market funds	36,047	95,896
Asset-backed securities	14,000	19,000
Corporate debt securities	40,057	11,976
Cash and cash equivalents	$104,245	$144,353

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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement (see Note 10) and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At September 30, 2017 and December 31, 2016, the restricted cash balances (both current and non-current) consist of payments received under the Grant Agreement of $38.7 million and $33.2 million, respectively, and security deposits of $1.7 million at both dates.

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

Under its Grant Agreement with BMGF (see Note 10), the Company is reimbursed for certain costs that support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine. Payments received under the Grant Agreement are recognized as revenue in the period in which such research and development activities are performed.

Under cost reimbursable contracts with U.S. Government agencies, the Company is reimbursed and recognizes revenue as allowable costs are incurred plus a portion of the fixed-fee earned. The Company considers fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Under its HHS BARDA contract (see Note 10), certain activities were pre-approved by HHS BARDA in order for their costs to be deemed allowable direct costs. Direct costs incurred under cost reimbursable contracts are recorded as research and development expenses. Payments to the Company under cost reimbursable contracts with agencies of the U.S. Government, such as the HHS BARDA contract, are provisional payments subject to adjustment upon audit by the government. When the final determination of the additional reimbursable costs for any year has been made, and such amount is known and collection of the amount is reasonably assured, revenue and billings will be adjusted accordingly.

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At September 30, 2017 and 2016, the Company had outstanding stock options and unvested restricted stock awards totaling 36,556,293 and 32,696,757, respectively. At September 30, 2017, the Company’s Notes (see Note 7) are initially convertible into approximately 47,716,900 shares of the Company’s common stock. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

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

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company has completed an initial assessment of the potential changes from adopting ASU 2014-09, primarily by reviewing its current revenue streams and deferred revenue balances. Based on the Company’s initial assessment, it does not expect any material changes to the recognition of its revenue. The Company has not yet completed its final review of the impact of this guidance, and will continue to evaluate the impacts of adoption over the remainder of the year. The Company currently expects to apply ASU 2014-09 on a modified retrospective basis as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard will be effective January 1, 2019 for the Company, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements.  The Company is expecting to adopt this standard on January 1, 2019 and is currently evaluating the potential impact to its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (“ASU 2016-18”), which requires that the change in total cash and cash equivalents at the beginning of period and end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and cash equivalents and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. The standard will be effective January 1, 2018 for the Company, with early adoption permitted, and should be applied using a retrospective transition method to each period presented. The Company currently expects to adopt ASU 2016-18 as of January 1, 2018. Although the Company’s restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, the adoption is not expected to have a material impact on the other aspects of the Company’s cash flow statements, or its consolidated financial statements as a whole, including related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from the goodwill carrying amount. The standard will be effective January 1, 2020 for the Company, with early adoption permitted, and should be applied prospectively from the date of adoption. The Company is currently evaluating when it will adopt ASU 2017-04 and its expected impact to related disclosures.

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at September 30, 2017						Fair Value at December 31, 2016
	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Assets
Money market funds(1)		$36,047	$	―	$	―		$95,896	$	―	$	―
Asset-backed securities(2)		―		28,451		―		―		42,632		―
Corporate debt securities(3)		―		93,927		―		―		79,470		―
Total assets		$36,047		$122,378	$	―		$95,896		$122,102	$	―
Liabilities
Convertible notes payable	$	―		$145,805	$	―	$	―		$141,989	$	―

(1)	Classified as cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively (see Note 3).
(2)	Includes $14,000 and $19,000 classified as cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively (see Note 3).
(3)	Includes $40,057 and $11,976 classified as cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively (see Note 3).

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

During the nine months ended September 30, 2017, the Company did not have any transfers between levels.

The amount in the Company’s unaudited consolidated balance sheets for accounts payable approximates its fair value due to its short-term nature. The Company’s milestone payment due to Wyeth (see Note 11) approximates its fair value at September 30, 2017.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of September 30, 2017 and December 31, 2016 were comprised of (in thousands):

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$14,452	$—	$(1)	$14,451	$23,636	$—	$(4)	$23,632
Corporate debt securities	53,870	2	(2)	53,870	67,457	43	(6)	67,494
Total	$68,322	$2	$(3)	$68,321	$91,093	$43	$(10)	$91,126

Marketable Securities – Unrealized Losses

The primary objective of the Company’s investment policy is the preservation of capital; thus, the Company’s investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.

The Company owned 19 available-for-sale securities as of September 30, 2017. Of these 19 securities, 10 had combined unrealized losses of less than $0.1 million as of September 30, 2017. The Company did not have any investments in a loss position for greater than 12 months as of September 30, 2017. The Company has evaluated its marketable securities and has determined that none of these investments had an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the nine months ended September 30, 2017 was as follows (in thousands):

Amount
Balance at December 31, 2016	$51,673
Currency translation adjustments	2,073
Balance at September 30, 2017	$53,746

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$9,170	$(1,910)	$7,260	$8,222	$(1,404)	$6,818
Collaboration agreements	4,140	(3,262)	878	3,713	(1,306)	2,407
Total identifiable intangible assets	$13,310	$(5,172)	$8,138	$11,935	$(2,710)	$9,225

Amortization expense for the nine months ended September 30, 2017 and 2016 was $2.1 million and $0.6 million, respectively.

Estimated amortization expense for existing intangible assets for the remainder of 2017 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2017 (remainder)	$192
2018	769
2019	769
2020	639
2021	458
2022	458

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

The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the consolidated balance sheet.

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

Total convertible notes payable consisted of the following at (in thousands):

	September 30, 2017	December 31, 2016
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(7,593)	(8,661)
Total convertible notes payable	$317,407	$316,339

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Coupon interest	$3,047	$3,047	$9,141	$8,193
Amortization of debt issuance costs	356	356	1,068	949
Total interest expense on Notes	$3,403	$3,403	$10,209	$9,142

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

During the nine months ended September 30, 2017, the Company sold 37.9 million shares of common stock between February 28, 2017 and September 29, 2017 (the “Trading Period”) resulting in $46.0 million in net proceeds (this amount excludes $0.6 million received in the fourth quarter of 2017 for shares traded in late September 2017). The weighted average sales price achieved during the Trading Period was $1.25 per share. From October 1, 2017 through November 3, 2017, the Company sold an additional 3.4 million shares of common stock resulting in $3.9 million in net proceeds. Through November 3, 2017, the Company sold aggregate gross proceeds of $51.5 million of common stock of the $75 million total amount available under the Sales Agreement.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and 2005 Plan for the nine months ended September 30, 2017:

	2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2017	25,104,603	$4.87	14,128,129	$3.30
Granted	1,217,850	$1.32	—	$—
Exercised	—	$—	(100,000)	$1.24
Canceled	(2,785,714)	$4.77	(1,027,325)	$3.80
Outstanding at September 30, 2017	23,536,739	$4.70	13,000,804	$3.27
Shares exercisable at September 30, 2017	6,467,598	$7.08	11,673,429	$3.02
Shares available for grant at September 30, 2017	12,418,261

The fair value of stock options granted under the 2015 Plan and 2005 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average Black-Scholes fair value of stock options granted	$0.83	$3.34	$1.02	$2.50
Risk-free interest rate	1.61%-1.75%	0.97%-1.09%	1.61%-2.34%	0.97%-1.70%
Dividend yield	0%	0%	0%	0%
Volatility	111.46-114.10%	58.58%-59.02%	88.91%-114.10%	57.86%-68.28%
Expected term (in years)	4.17-4.18	4.24	4.17-7.46	4.24-7.28
Expected forfeiture rate	0%	10.31%	0%	0%-16.33%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of September 30, 2017 was less than $0.1 million and 7.3 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of September 30, 2017 was less than $0.1 million and 6.0 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised and vesting of restricted stock awards for the nine months ended September 30, 2017 and 2016 was less than $0.1 million and $2.4 million, respectively.

Employee Stock Purchase Plan

In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which currently authorizes an aggregate of 3,450,000 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 4,000,000 shares. The number of authorized shares and the maximum number of shares both include an increase of 1,000,000 shares approved at the Company’s 2016 annual meeting of stockholders. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At September 30, 2017, there were 808,425 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Range of Black-Scholes fair value of ESPP shares granted	$0.45-$5.47	$1.97-$4.76	$0.45-$5.47	$1.86-$4.76
Risk-free interest rate	0.57%-1.13%	0.32%-0.61%	0.45%-1.13%	0.22%-0.61%
Dividend yield	0%	0%	0%	0%
Volatility	54.67%-267.85%	43.03%-86.75%	45.98%-267.85%	43.03%-86.75%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	5%	0%	5%

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the nine months ended September 30, 2017:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2017	45,000		$4.99
Restricted stock granted	―	$	―
Restricted stock vested	(26,250)		$4.99
Restricted stock forfeited	―	$	―
Outstanding and Unvested at September 30, 2017	18,750		$4.99

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$2,395	$2,917	$7,143	$9,108
General and administrative	1,936	2,239	5,914	6,272
Total stock-based compensation expense	$4,331	$5,156	$13,057	$15,380

As of September 30, 2017, there was approximately $30 million of total unrecognized compensation expense related to unvested stock options, ESPP and restricted stock awards. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.3 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 10 – Collaboration, U.S. Government Agreement and Joint Venture

Bill & Melinda Gates Foundation (“BMGF”) Grant Agreement

In support of the Company’s development of its RSV F Vaccine for infants via maternal immunization, in September 2015, the Company entered into the Grant Agreement with BMGF, under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant supports development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine. Unless terminated earlier by BMGF, the Grant Agreement will continue in effect until the end of 2021. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make the RSV F Vaccine available and accessible at affordable pricing to people in certain low and middle income countries. Unless terminated earlier by BMGF, the GACA will continue in effect until the latter of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant are restricted as to their use until expenditures contemplated in the Grant are incurred. During the three and nine months ended September 30, 2017, the Company recognized revenue from the Grant of $8.0 million and $20.1 million, respectively, and has recognized approximately $33 million in revenue since the inception of the agreement. At September 30, 2017, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA awarded the Company a contract in 2011, which funded the development of both the Company’s quadrivalent seasonal and pandemic influenza virus-like particle (“VLP”) vaccine candidates. The contract with HHS BARDA was a cost-plus-fixed-fee contract, which reimbursed the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee earned in the ongoing clinical development and product scale-up of its multivalent seasonal and monovalent pandemic H7N9 influenza VLP vaccine candidates. In September 2014, HHS BARDA exercised and initiated a two-year option to the contract, which included scope to support development activities leading up to planned Phase 3 clinical studies, added $70 million of funding on top of the remainder of the $97 million base period funding and extended the contract until September 2016. In June 2015, the contract was amended to increase the funding by $7.7 million to allow for the recovery of additional reimbursable costs under the contract relating to the settlement of indirect rates for the years ended December 31, 2011 and 2012. This additional amount was received and recorded as revenue in the second quarter of 2015. The HHS BARDA contract expired in accordance with its terms in September 2016.  Billings under the contract were provisional billings, subject to adjustment upon audit by the government, and were based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit of indirect rates for the years ended December 31, 2013 and 2014 was completed in the first quarter of 2017. When the final determination of the additional reimbursable costs for the years ended December 31, 2013 and 2014 has been made, and such amount is known and collection of the amount is reasonably assured, revenue and billings will be adjusted accordingly. The Company has recognized approximately $114 million in revenue under the HHS BARDA contract since the inception of the contract.

CPLB Joint Venture

In 2009, the Company formed a joint venture with Cadila Pharmaceuticals Limited (“Cadila”) named CPL Biologicals Private Limited (“CPLB”) to develop and manufacture vaccines, biological therapeutics and diagnostics in India. CPLB is owned 20% by the Company and 80% by Cadila. Because CPLB’s activities and operations are controlled and funded by Cadila, the Company accounts for its investment using the equity method. Since the carrying value of the Company’s initial investment was nominal, and the Company has provided no guarantee or commitment to provide future funding, the Company has not recorded nor expects to record losses related to this investment in the foreseeable future. The Company has recognized as an expense the entire amount of purchases to date under the master services agreements related to CPLB as the Company has not recorded any equity income (loss) of CPLB (see Note 13).

Note 11 – License agreement with Wyeth Holding LLC

In 2007, the Company entered into an agreement to license certain rights from Wyeth Holdings LLC, a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for the Company to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which the Company continuously markets multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. The Company’s former seasonal and pandemic influenza VLP vaccine programs are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by the Company only after it has provided ninety (90) days’ notice that the Company has absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, the Company entered into an amendment to the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014. Under the amendment, the Milestone, which has increased slightly over time, would be due in connection with the initiation of a Phase 3 clinical trial for the initial seasonal influenza VLP vaccine candidate being developed outside India, but in any case no later than December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, the Company agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of September 30, 2017 aggregated to $7.6 million. The Milestone has been accrued for, on a discounted basis calculated based on the probable future payment date, and at September 30, 2017, the Milestone is recorded in accrued expenses. The Milestone was recorded as a research and development expense in 2014.

Note 12 – Facility Leases

In May 2016, the Company entered into a lease for a facility located at 1201 Clopper Road Gaithersburg, Maryland with a term expiring in 2030, unless terminated early by the Company in 2026. In August 2017, the Company amended this lease agreement to include, among other things, a landlord early termination right and termination fee, allowing the landlord to terminate the lease by providing 30 days notice to the Company before the expiration of a limited-duration contingency period.

Note 13 – Related Party Transactions

Dr. Rajiv Modi, a director of the Company, is also the managing director of Cadila. The Company and Cadila have formed a joint venture, CPLB (see Note 10). A subsidiary of Cadila owns 2.5 million shares of the Company’s outstanding common stock as of September 30, 2017. The Company and Cadila have also entered into master services agreements, pursuant to which Cadila or CPLB may perform certain research, development and manufacturing services for the Company. For the nine months ended September 30, 2017 and 2016, the Company incurred $0.1 million and $0.3 million, respectively, in expenses under the master services agreements. No amount was owed to CPLB under the master services agreement at September 30, 2017; however, the Company owed $0.1 million at December 31, 2016.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Using innovative proprietary recombinant nanoparticle vaccine technology, we produce vaccine candidates to efficiently and effectively respond to both known and emerging disease threats. Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate recombinant proteins critical to disease pathogenesis. Our product pipeline targets a variety of infectious diseases, with clinical vaccine candidates for respiratory syncytial virus (“RSV”), influenza and Ebola virus (“EBOV”), and preclinical programs for Zika virus (“ZIKV”) and a combination respiratory vaccine candidate, as well as other infectious disease vaccine candidates.

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

Program	Current Development Stage
Respiratory Syncytial Virus (“RSV”)
•Infants via Maternal Immunization	Phase 3*
•Older Adults	Phase 2
•Pediatrics	Phase 1

Influenza •Nanoparticle Influenza (“NanoFlu”)	Phase1/2

Emerging Viruses
•Ebola Virus (“EBOV”)	Phase 1
•Zika Virus (“ZIKV”)	Preclinical

Combination Respiratory	Preclinical

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

The Prepare trial utilizes a group sequential design and is expected to take between three and four years for enrollment to complete. After discussion with the U.S. Food and Drug Administration, Center for Biologics Evaluation and Research (“FDA”), we plan to conduct an informational analysis of the Prepare trial later this year that would provide an indication of our vaccine’s potential efficacy. While the results of this informational analysis will not be public information, they will allow us to make decisions relating to future program-related activities and investments.

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

We have found that seasonal variation in attack rate, meaning the incidence of an infectious disease in an at-risk population, may have a large impact on demonstrating vaccine efficacy in a particular year. Lower attack rates may mean that either the virus of interest is less common in a given season, or alternatively, that the population being studied has increased intrinsic resistance in that season due to a variety of potential factors such as recent prior exposure. In our E-201 trial, we witnessed a high attack rate and showed a clear demonstration of efficacy. In our Resolve trial the following year, we observed a primary endpoint attack rate of only one-fourth that of the previous season. This scenario is a conundrum that influenza vaccine developers have experienced for decades: “low attack rate” influenza seasons make it very difficult to demonstrate vaccine efficacy.

Additional further analyses of the Resolve trial data indicate that our RSV F Vaccine was associated with a 61% reduction in hospitalizations due to chronic obstructive pulmonary disease (“COPD”) exacerbations, and the same analysis of the E-201 trial showed a similar signal, supporting this finding. We are currently evaluating plans to conduct a clinical trial in more susceptible, higher-risk patients (e.g., COPD patients) that could demonstrate vaccine efficacy using an endpoint that is less subject to seasonal variation of RSV disease. We believe that such higher-risk patients represent an unmet medical need with a significant healthcare cost burden that could potentially be addressed by such a vaccine.

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

Phase 2 (E-202) Rollover Trial (Completed)

In September 2016, we announced positive top-line data from the E-202 Rollover trial of our RSV F Vaccine in older adults. The trial was a randomized, observer-blinded, placebo-controlled rollover trial, which enrolled 1,329 older adults from our prior E-201 trial, conducted at the same 10 sites in the U.S. as the E-201 trial. The primary objectives of the trial evaluated safety and serum anti-F IgG antibody concentrations in response to immunization with the RSV F Vaccine. The exploratory objectives of the trial evaluated the efficacy of a second annual dose of the RSV F Vaccine in the prevention of RSV ARD and RSV msLRTD. Participants previously randomized to receive 135 microgram RSV F Vaccine or placebo were re-enrolled and re-randomized to receive either 135 microgram RSV F Vaccine or placebo. This resulted in analysis of four separate trial arms: a) participants receiving a placebo in both the first trial and second trial (“Placebo-Placebo”); b) participants receiving RSV F Vaccine in the first trial and placebo in the second trial (“Vaccine-Placebo”); c) participants receiving placebo in the first trial and RSV F Vaccine in the second trial (“Placebo-Vaccine”); and d) participants receiving RSV F Vaccine in both the first trial and second trial (“Vaccine-Vaccine”).

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

Influenza

Burden of Disease

Influenza is a world-wide infectious disease that causes illness in humans with symptoms ranging from mild to life-threatening or even death. Serious illness occurs not only in susceptible populations such as pediatrics and older adults, but also in the general population largely because of infection by unique strains of influenza for which most humans have not developed protective antibodies. Current estimates for seasonal influenza vaccine growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show a potential increase from approximately $3.2 billion in the 2012-2013 season to $5.3 billion by the 2021-2022 season.22

The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (“CDC”) recommends that all persons aged six months and older be vaccinated annually against seasonal influenza. Influenza is a major burden on public health worldwide: an estimated one million deaths each year are attributed to influenza.23 It is further estimated that, each year, influenza attacks between 5% and 10% of adults and 20% to 30% of children, causing significant levels of illness, hospitalization and death.24 Recombinant seasonal influenza vaccines, like the candidate we are developing, have an important advantage: once licensed for commercial sale, large quantities of such vaccine can potentially be manufactured quickly and in a cost-effective manner, without the use of either the live influenza virus or eggs.

16 U.S. Census. www.census.go/population/international/data/idb/informationGateway.php

17 Stockman, L.J. et al (2012) Pediatr Infect Dis J. 31: 5-9

18 CDC update May 5, 2015. http://www.cdc.gov/rsv/research/us-surveillance.html

19 Boyce, T.G. et al (2000) Pediatrics; 137: 865-870

20 Hall, C.B. et al (2009) NEJM; 360(6): 588-98

21 Hall, C.B. et al (2013) Pediatrics; 132(2): E341-8

22 Influenza Vaccines Forecasts. Datamonitor (2013)

23 Resolution of the World Health Assembly. (2003) WHA56.19. 28

24 WHO position paper (2012) Weekly Epidemiol Record;87(47):461–76

After many years of developing virus-like particle (“VLP”)-based seasonal influenza vaccine candidates, we have identified advantages of developing nanoparticle-based seasonal influenza vaccines. In particular, influenza nanoparticles can display conserved antigenic regions, which have the potential to elicit broadly neutralizing antibodies that may offer protection against a range of “drifted” strains, or influenza strains in which, over time, the hemagglutinin antigen undergoes an accumulation of genetic mutations at the hemagglutinin antigen sites that bind with neutralizing antibodies, potentially resulting in reduced protection of those antibodies. Additionally, nanoparticles offer improved purity and manufacturability and advantages for co-formulation with other nanoparticle-based vaccines.

Clinical Trial Update

In September 2017, we initiated a Phase 1/2 clinical trial of our nanoparticle seasonal influenza vaccine candidate including our proprietary Matrix-M adjuvant (“NanoFlu™”) in older adults. The trial is a randomized, observer-blinded, active comparator-controlled trial in approximately 330 healthy older adults. The primary objective of the trial is to assess the safety and immunogenicity of two concentrations (15 micrograms or 60 micrograms) of NanoFlu compared to a licensed influenza vaccine, Sanofi’s Fluzone® High-Dose (“Fluzone HD”), currently the leading licensed influenza vaccine for the older adult market. Data from the trial are expected before the end of 2017.

Preclinical Analyses

Preclinical data in which NanoFlu was compared in a head-to-head challenge study against Fluzone HD, as well as Sanofi’s regular dose seasonal influenza vaccine, was announced in August 2017 and provide a strong rationale for the initiation of the Phase 1/2 trial. Our NanoFlu vaccine demonstrated significantly stronger and broader immune responses (microneutralizing antibodies) against homologous and heterologous influenza strains, including a series of drifted strains evolved across over more than a decade of influenza seasons. In this preclinical challenge study, we showed that our NanoFlu was more protective than the licensed comparator vaccines against both a homologous virus and a ten-year old drifted strain. In parallel, we announced the achievement of significant improvements in manufacturing yields and product purity.

Emerging Disease

Ebola Virus

EBOV, formerly known as Ebola hemorrhagic fever, is a severe, often fatal illness in humans. Multiple strains of EBOV have been identified, the most recent of which, the Makona EBOV strain, is associated with a case fatality rate of 50% to 90%.25 There are currently no licensed treatments proven to neutralize the virus, but a range of blood, immunological and drug therapies are under development. Despite the development of such therapies, current vaccine approaches target either a previous strain of the virus or were initially developed to be delivered by genetic vectors. In contrast, our EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) was developed using the Makona EBOV strain.

In July 2015, we announced top-line data from our Phase 1 clinical trial of our Ebola GP Vaccine in ascending doses, with and without our Matrix-M adjuvant, in 230 healthy adults. Participants received either one or two intramuscular injections ranging from 6.5 micrograms to 50 micrograms of antigen, with or without adjuvant, or placebo. Immunogenicity was assessed at multiple time points, including days 28 and 35. These Phase 1 data demonstrated that our Ebola GP Vaccine is highly immunogenic, well-tolerated and, in conjunction with our proprietary Matrix-M adjuvant, resulted in significant antigen dose-sparing. The adjuvanted Ebola GP Vaccine was highly immunogenic at all dose levels; the adjuvanted two-dose regimens induced Ebola anti-GP antibody geometric mean responses between 45,000 and 70,000 ELISA units, representing a 500 to 750-fold rise over baseline at day 35. In 2015, we also announced successful data from two separate non-human primate challenge studies of our Ebola GP Vaccine in which, in both cases, the challenge was lethal for the control animal, whereas 100% of the immunized animals were protected.

25 WHO: http://www.who.int/mediacentre/factsheets/fs103/en/

ZIKV EnvD Vaccine

We initiated development of a vaccine against the Zika virus (“ZIKV”) in response to the unmet global medical need for a response to this serious disease. Beginning in 2015, ZIKV spread in South, Central and North America via mosquito-borne and sexual transmission. Although acute ZIKV infections in adults are generally either asymptomatic or associated with mild symptoms (fever, joint pains and skin rash), more serious outcomes can occur, including Guillain-Barré syndrome in adults and, microcephaly in infants of women infected during pregnancy. There is no approved vaccine against ZIKV, although a number of companies have announced vaccine development efforts. Our ZIKV vaccine candidate is based on highly purified ZIKV envelope protein dimers (“EnvD”) stabilized with a proprietary formulation; in early animal studies, it appears to induce neutralizing antibody responses against multiple stains of ZIKV and other flaviviruses. We are currently conducting IND-enabling preclinical studies, including studies in non-human primates and other animal models; based on data from these studies taken together with the ongoing epidemiology of ZIKV, we will assess a path forward.

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

Seasonal Influenza

CPLB received marketing authorization, the Indian equivalent of approval of a Biologics License Application, for its VLP influenza vaccines (both trivalent and monovalent formulations) with limited sales expected in 2017.

Rabies

In October 2016, CPLB initiated its Phase 3 clinical trial in India of a recombinant rabies G protein vaccine candidate that can be administered in prophylactic regimens, both pre and post-exposure. The post-exposure regimen has the potential to use fewer doses (three doses) than the current standard of care (five doses). Data from the trial are expected in 2018.

Sales of Common Stock

In January 2017, we entered into an At Market Issuance Sales Agreement (“Sales Agreement”), which allows us to issue and sell up to $75 million in gross proceeds of our common stock. During the nine months ended September 30, 2017, we sold 37.9 million shares of common stock between February 28, 2017 and September 29, 2017 (the “Trading Period”) resulting in $46.0 million in net proceeds (this amount excludes $0.6 million received in the fourth quarter of 2017 for shares traded in late September 2017). The weighted average sales price achieved during the Trading Period was $1.25 per share. From October 1, 2017 through November 3, 2017, we sold an additional 3.4 million shares of common stock resulting in $3.9 million in net proceeds. Through November 3, 2017, we sold aggregate gross proceeds of $51.5 million of common stock of the $75 million total amount available under the Sales Agreement.

Critical Accounting Policies and Use of Estimates

There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We have completed an initial assessment of the potential changes from adopting ASU 2014-09, primarily by reviewing our current revenue streams and deferred revenue balances. Based on our initial assessment, we do not expect any material changes to the recognition of our revenue. We have not yet completed our final review of the impact of this guidance, and will continue to evaluate the impacts of adoption over the remainder of the year. We currently expect to apply ASU 2014-09 on a modified retrospective basis as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard will be effective January 1, 2019 for us, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements.  We are expecting to adopt this standard on January 1, 2019 and are currently evaluating the potential expected impact to our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (“ASU 2016-18”), which requires that the change in total cash and cash equivalents at the beginning of period and end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and cash equivalents and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. The standard will be effective January 1, 2018 for us, with early adoption permitted, and should be applied using a retrospective transition method to each period presented. We currently expect to adopt ASU 2016-18 as of January 1, 2018. Although our restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, the adoption is not expected to have a material impact on the other aspects of our cash flow statements, or our consolidated financial statements as a whole, including related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative goodwill impairment test by comparing the fair value of our reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if we are required to recognize a goodwill impairment charge, Step 2 requires us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from the goodwill carrying amount. The standard will be effective January 1, 2020 for us, with early adoption permitted, and should be applied prospectively from the date of adoption. We are currently evaluating when we will adopt ASU 2017-04 and its expected impact to related disclosures.

Results of Operations

The following is a discussion of the historical financial condition and results of operations of the Company and should be read in conjunction with the unaudited financial statements and notes thereto set forth in this Quarterly Report.

Three Months Ended September 30, 2017 and 2016 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended September 30,
	2017	2016	Change 2016 to 2017
Revenue:
Total revenue	$8,352	$3,231	$5,121

Revenue for the three months ended September 30, 2017 was $8.4 million as compared to $3.2 million for the same period in 2016, an increase of $5.1 million or 158%.  Revenue for the three months ended September 30, 2017 and 2016 is primarily comprised of services performed under the Grant Agreement. Revenue increased under the Grant Agreement in the amount of $5.3 million as a result of increased enrollment of participants in the Prepare trial.

We expect revenue in 2017 under the Grant Agreement to be significantly higher than in 2016 as we increase enrollment of participants in the Prepare trial.

Expenses:

	Three Months Ended September 30,
	2017	2016	Change 2016 to 2017
Expenses:
Research and development	$41,862	$52,983	$(11,121)
General and administrative	8,118	13,556	(5,438)
Total expenses	$49,980	$66,539	$(16,559)

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses decreased to $41.9 million for the three months ended September 30, 2017 from $53.0 million for the same period in 2016, a decrease of $11.1 million, or 21%. The decrease in research and development expenses was primarily due to reduced development activities of our RSV F Vaccine for older adults, other general project-related expenses and lower employee-related costs. At September 30, 2017, we had 298 employees dedicated to our research and development programs versus 468 employees as of September 30, 2016. For 2017, we expect a significant decrease in research and development expenses from 2016 primarily due to lower anticipated RSV F Vaccine candidate clinical trial and employee-related costs to support product development of our RSV F Vaccine candidate and other potential vaccine candidates.

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

The following summarizes our research and development expenses by functional area for the three months ended September 30 (in millions):

	2017	2016
Manufacturing	$20.1	$32.8
Vaccine Discovery	1.1	1.6
Clinical and Regulatory	20.7	18.6
Total research and development expenses	$41.9	$53.0

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

General and Administrative Expenses

General and administrative expenses decreased to $8.1 million for the three months ended September 30, 2017 from $13.6 million for the same period in 2016, a decrease of $5.4 million, or 40%. The decrease was primarily due to lower professional fees for pre-commercialization activities and lower employee-related costs, as compared to the same period in 2016. At September 30, 2017, we had 50 employees dedicated to general and administrative functions versus 71 employees as of September 30, 2016. For 2017, we expect general and administrative expenses to decrease from 2016 primarily due to employee headcount reductions announced in November 2016, which we anticipate will result in lower anticipated employee costs, and reduced activities related to the anticipated commercialization of our RSV F Vaccine.

Other Income (Expense):

	Three Months Ended September 30,
	2017	2016	Change 2016 to 2017
Other Income (Expense):
Investment income	$531	$554	$(23)
Interest expense	(3,520)	(3,511)	(9)
Other income (expense)	10	11	(1)
Total other income (expense)	$(2,979)	$(2,946)	$(33)

We had total other expense of $3.0 million for the three months ended September 30, 2017 as compared to $2.9 million for the same period in 2016.

Net Loss:

	Three Months Ended September 30,
	2017	2016	Change 2016 to 2017
Net Loss:
Net loss	$(44,607)	$(66,254)	$21,647
Net loss per share	$(0.15)	$(0.24)	$0.09
Weighted shares outstanding	296,435	271,064	25,371

Net loss for the three months ended September 30, 2017 was $44.6 million, or $0.15 per share, as compared to $66.3 million, or $0.24 per share, for the same period in 2016, a decreased net loss of $21.6 million. The decreased net loss was primarily due to lower research and development spending, including decreased costs relating to the clinical trials and development activities of our RSV F Vaccine, and lower overall employee-related costs, as compared to the same period in 2016.

Weighted average shares outstanding for the three months ended September 30, 2017 increased by 9% as compared to the same period in 2016, primarily as a result of sales of our common stock in 2017.

Nine Months Ended September 30, 2017 and 2016 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Nine Months Ended September 30,
	2017	2016	Change 2016 to 2017
Revenue:
Total revenue	$20,764	$9,954	$10,810

Revenue for the nine months ended September 30, 2017 was $20.8 million as compared to $10.0 million for the same period in 2016, an increase of $10.8 million or 109%.  Revenue for the nine months ended September 30, 2017 and 2016 is primarily comprised of services performed under the Grant Agreement and the HHS BARDA contract. Revenue increased under the Grant Agreement in the amount of $14.2 million as a result of increased enrollment of participants in the Prepare trial, which was partially offset by $2.2 million in decreased revenue from services performed under the HHS BARDA contract, which expired in accordance with its terms in September 2016.

Expenses:

	Nine Months Ended September 30,
	2017	2016	Change 2016 to 2017
Expenses:
Research and development	$118,779	$186,839	$(68,060)
General and administrative	25,911	38,183	(12,272)
Total expenses	$144,690	$225,022	$(80,332)

Research and Development Expenses

Research and development expenses include salaries, laboratory supplies, consultants and subcontractors and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses, are also included in research and development expenses. Research and development expenses decreased to $118.8 million for the nine months ended September 30, 2017 from $186.8 million for the same period in 2016, a decrease of $68.1 million, or 36%. The decrease in research and development expenses was primarily due to reduced development activities of our RSV F Vaccine for older adults and lower employee-related costs. At September 30, 2017, we had 298 employees dedicated to our research and development programs versus 468 employees as of September 30, 2016.

Expenses by Functional Area

The following summarizes our research and development expenses by functional area for the nine months ended September 30 (in millions):

	2017	2016
Manufacturing	$59.1	$93.4
Vaccine Discovery	4.1	4.8
Clinical and Regulatory	55.6	88.6
Total research and development expenses	$118.8	$186.8

General and Administrative Expenses

General and administrative expenses decreased to $25.9 million for the nine months ended September 30, 2017 from $38.2 million for the same period in 2016, a decrease of $12.3 million, or 32%. The decrease was primarily due to lower professional fees for pre-commercialization activities and lower employee-related costs, as compared to the same period in 2016. At September 30, 2017, we had 50 employees dedicated to general and administrative functions versus 71 employees as of September 30, 2016.

Other Income (Expense):

	Nine Months Ended September 30,
	2017	2016	Change 2016 to 2017
Other Income (Expense):
Investment income	$1,528	$1,701	$(173)
Interest expense	(10,549)	(9,457)	(1,092)
Other income (expense)	20	(33)	53
Total other income (expense)	$(9,001)	$(7,789)	$(1,212)

We had total other expense of $9.0 million for the nine months ended September 30, 2017 as compared to $7.8 million for the same period in 2016. Our interest expense increased due to the issuance of $325 million aggregate principal amount of convertible senior unsecured notes (the “Notes”) in the first quarter of 2016, which will mature on February 1, 2023.

Net Loss:

	Nine Months Ended September 30,
	2017	2016	Change 2016 to 2017
Net Loss:
Net loss	$(132,927)	$(222,857)	$89,930
Net loss per share	$(0.47)	$(0.82)	$0.35
Weighted shares outstanding	284,767	270,669	14,098

Net loss for the nine months ended September 30, 2017 was $132.9 million, or $0.47 per share, as compared to $222.9 million, or $0.82 per share, for the same period in 2016, a decreased net loss of $89.9 million. The decreased net loss was primarily due to lower research and development spending, including decreased costs relating to the clinical trials and development activities of our RSV F Vaccine, and lower overall employee-related costs, as compared to the same period in 2016.

Weighted average shares outstanding for the nine months ended September 30, 2017 increased by 5% as compared to the same period in 2016, primarily as a result of sales of our common stock in 2017.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing costs. We plan to continue to have multiple vaccines and products in various stages of development, and we believe our operating expenses and capital requirements will fluctuate depending upon the timing of certain events, such as the scope, initiation, rate and progress of our preclinical studies and clinical trials and other research and development activities. We have primarily funded our operations from proceeds through the sale of common stock in equity offerings, the issuance of convertible debt and revenue under our former contract with HHS BARDA and our current Grant Agreement with BMGF.

As of September 30, 2017, we had $172.6 million in cash and cash equivalents and marketable securities as compared to $235.5 million as of December 31, 2016. These amounts consisted of $104.2 million in cash and cash equivalents and $68.3 million in marketable securities as of September 30, 2017 as compared to $144.4 million in cash and cash equivalents and $91.1 million in marketable securities as of December 31, 2016.

The following table summarizes cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change 2016 to 2017
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(106,618)	$(194,219)	$87,601
Investing activities	19,205	(57,888)	77,093
Financing activities	47,125	279,084	(231,959)
Effect on exchange rate on cash and cash equivalents	180	(137)	317
Net (decrease) increase in cash and cash equivalents	(40,108)	26,840	(66,948)
Cash and cash equivalents at beginning of period	144,353	93,108	51,245
Cash and cash equivalents at end of period	$104,245	$119,948	$(15,703)

Net cash used in operating activities decreased to $106.6 million for the nine months ended September 30, 2017 as compared to $194.2 million for the same period in 2016. The decrease in cash usage was primarily due to decreased costs relating to our RSV F Vaccine and lower overall employee-related costs.

During the nine months ended September 30, 2017 and 2016, our investing activities consisted of purchases and maturities of marketable securities and capital expenditures. Capital expenditures for the nine months ended September 30, 2017 and 2016 were $3.5 million and $15.0 million, respectively. The decrease in capital expenditures was primarily due to reduced capital requirements based on our current operating plans. In 2017, we expect our level of capital expenditures to be significantly lower than our 2016 spending primarily due to the timelines being extended for the commercialization of our RSV F Vaccine.

Our financing activities consisted primarily of sales of our common stock, issuance of Notes and to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the nine months ended September 30, 2017, we received net proceeds of $46.0 million from selling shares of common stock through our Sales Agreement during the Trading Period. The weighted average sales price achieved during the Trading Period was $1.25 per share. From October 1, 2017 through November 3, 2017, we sold an additional 3.4 million shares of commons stock resulting in $3.9 million in net proceeds. In the nine months ended September 30, 2016, we received net proceeds of $276.5 million through the issuance of our Notes and payments of capped call transactions (see Note 7 to the consolidated financial statements in Item 1).

In August 2015, we amended the lease for our facility located in Gaithersburg, Maryland to increase the amount of space leased by us to now include the entire facility. Under the terms of the amended lease, the landlord provides us with a tenant improvement allowance of $3.9 million. Through September 30, 2017, we were funded $3.4 million under this tenant improvement allowance. In May 2016, we entered into a lease for a facility located at 1201 Clopper Road Gaithersburg, Maryland and under the terms of the lease the landlord provides us with a tenant improvement allowance of up to $9.6 million, and $1.2 million has been funded as of September 30, 2017. In August 2017, we amended this lease agreement to include, among other things, a landlord early termination right and termination fee, allowing the landlord to terminate the lease by providing 30 days notice to us before the expiration of a limited-duration contingency period.

In 2007, we entered into an agreement to license certain rights from Wyeth. The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for us to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which we continuously market multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. Our former seasonal and pandemic influenza VLP vaccine programs are the only two programs to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, we amended the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014. Under the amendment, the milestone payment, which has increased slightly over time, shall be due in connection with the initiation of a Phase 3 clinical trial for the initial seasonal influenza VLP vaccine candidate being developed outside India, but in any case no later than December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, we agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of September 30, 2017 aggregated $7.6 million. The Milestone was accrued for on the consolidated balance sheet in other current liabilities at December 31, 2014. The Milestone has been accrued for, on a discounted basis calculated based on the probable future payment date, and at September 30, 2017, the Milestone is recorded in accrued expenses. The Milestone was recorded as a research and development expense in 2014.

Based on our September 30, 2017 cash and cash equivalents and marketable securities balances, along with anticipated revenue under the Grant Agreement, we believe we have adequate capital to fund our operating plans for a minimum of twelve months from the date that this Quarterly Report was filed. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. We plan to meet such near term capital requirements primarily through cash and investments on hand, and a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. Our ability to obtain additional capital in the near term will likely be subject to various factors, including our ability to perform and thus generate revenue under the Grant Agreement, our overall business performance and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of September 30, 2017, we had cash and cash equivalents of $104.2 million, marketable securities of $68.3 million, all of which are short-term, and working capital of $157.7 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of September 30, 2017, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a reduction of stockholders’ deficit of approximately $3.0 million at September 30, 2017.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2017, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The NASDAQ Global Select Market (“NASDAQ”), on which our common stock is listed and traded, has listing requirements that include a $1 minimum closing bid price requirement. If we fail to satisfy this or other listing requirements, NASDAQ may elect, subject to any potential cure periods, to initiate a process that may delist our common stock. Should such a delisting occur, it may adversely impact the liquidity and price of our common stock, impede our ability to raise capital and would constitute a fundamental change under our Notes. Additional information regarding fundamental changes under our Notes can be found in Part I, Item 1A, “Risk Factors - Risks Related to Our Convertible Senior Notes – We may not have the ability to raise the funds necessary to repurchase the Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the Notes” of our Annual Report on Form 10-K.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015)
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013)
10.1*	First Amendment to Lease Agreement for space at 1201 Clopper Road between IP9 1201 Clopper Road , LLC and Novavax, Inc., dated August 23, 2017
10.2*	Consulting Agreement between Novavax, Inc. and Barclay A. Phillips, effective November 9, 2017
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: November 7, 2017	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Barclay A. Phillips
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

