Form 10-K
period 2017-12-31
NOVAVAX INC
filed 2018-03-14
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to       .

Commission File No. 000-26770

NOVAVAX, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	20 Firstfield Road, Gaithersburg, Maryland 20878 (Address of principal executive offices)	22-2816046 (I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (240) 268-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2017 on the Nasdaq Global Select Market) was approximately $328,500,000.

As of March 9, 2018, there were 343,742,084 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2017 in connection with the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

NOVAVAX, INC.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “Novavax,” the “Company,” “we,” “us” and “our” refer to Novavax, Inc. and its wholly-owned subsidiary, Novavax AB (unless the context otherwise indicates).

NOTE REGARDING TRADEMARKS

Novavax™, NanoFlu™, Matrix-M™, Matrix™, Prepare™, and Resolve™ are trademarks of Novavax. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their owners. All rights reserved. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Please also see the disclaimer under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccine. Our product pipeline targets a variety of infectious diseases, with clinical vaccine candidates against respiratory syncytial virus (“RSV”), influenza and Ebola virus (“EBOV”), and preclinical programs for other infectious disease vaccine candidates.

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

Program	Current Development Stage
Respiratory Syncytial Virus (“RSV”)
•Infants via Maternal Immunization*	Phase 3
•Older Adults	Phase 2
•Pediatrics	Phase 1

Nanoparticle Influenza (“NanoFlu”)	Phase 1/2
Combination Influenza/RSV	Preclinical

Emerging Viruses
•Ebola Virus (“EBOV”)	Phase 1
•Zika Virus (“ZIKV”)	Preclinical

*Supported by the $89.1 million grant from the Bill and Melinda Gates Foundation (“BMGF”)

A current summary of our significant research and development programs and status of the related product candidates in development follows:

Respiratory Syncytial Virus

We have identified three susceptible target populations that could benefit from the development of our respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”) in different formulations: infants via maternal immunization, older adults (60 years of age and older) and children six months to five years of age (“pediatrics”). We believe our RSV F Vaccine represents a multi-billion dollar revenue opportunity, worldwide. Currently, there is no approved RSV vaccine available.

Repeat infection and lifelong susceptibility to RSV are common and we currently estimate the global cost burden of RSV to be in excess of $88 billion.1 Despite decades of effort to develop an RSV vaccine, there are currently no licensed vaccines. We made a breakthrough in developing a vaccine that targets the fusion protein, or F-protein, of the virus. The F-protein has highly conserved amino acid sequences, called antigenic sites, which we believe are ideal vaccine targets. We genetically engineered a novel F-protein antigen resulting in enhanced immunogenicity by exposing a number of these antigenic sites. The Novavax RSV F Vaccine assembles into a recombinant protein nanoparticle optimized for F-protein antigen presentation. We are seeking to bring the first RSV vaccine to market to combat the 64 million RSV infections that occur globally each year.2,3

RSV Infants via Maternal Immunization Program

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

Clinical Trial Update

Prepare Phase 3 Trial (Ongoing)

We initiated Prepare™, a global pivotal Phase 3 clinical trial of our RSV F Vaccine, using aluminum phosphate as an adjuvant, in approximately of 4,600 healthy pregnant women in December 2015. The primary objective of the Prepare trial is to determine the efficacy of maternal immunization with the RSV F Vaccine against symptomatic RSV lower respiratory tract infection with objective measures of medical significance in infants through a minimum of the first 90 days of life and up to the first six months of life.

The Prepare trial utilizes a group sequential design. We will initiate a prescribed interim efficacy analysis when we have approximately 4,600 enrolled women, currently expected in mid-2018, and report results from this interim analysis, expected in early 2019. Assuming successful interim analysis results, the trial would be concluded without further enrollment. In 2017, with approximately 1,300 participants in the Prepare trial, we conducted an informational analysis that provided a positive indication of our vaccine’s potential efficacy (between 45% and 100%10), further de-risking this important program. These results have allowed us to make go-forward decisions relating to various program-related activities.

The Prepare trial is supported by a grant (the “Grant”) of up to $89.1 million from BMGF. The Grant supports development activities, product licensing efforts and World Health Organization (“WHO”) prequalification of our RSV F Vaccine. In 2015, along with the Grant agreement (the “Grant Agreement”), we concurrently entered into a Global Access Commitments Agreement with BMGF, under which we agreed to make a certain amount of the RSV F Vaccine available and accessible at affordable pricing to people in certain low and middle income countries.

1 Estimated value of life lost, future health implications and lost earnings; preliminary data based on Novavax research of available epidemiology and health outcomes data

2 Nair, H., et al., (2010) Lancet. 375:1545 – 1555

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

10 Assumes 2:1 randomization

Phase 2 Safety and Immunogenicity Trial (Completed)

In September 2015, we announced positive top-line data from our Phase 2 clinical trial of our RSV F Vaccine in 50 healthy pregnant women and their infants. This clinical trial evaluated the safety and immunogenicity of our RSV F Vaccine in pregnant women in their third trimester, and assessed the transplacental transfer of maternal antibodies induced by the vaccine. The trial also examined the impact of maternal immunization on infant safety during the first year of life and RSV-specific antibody levels through the infants’ first six months of life. Immunized women demonstrated a geometric mean 14-fold rise in anti-F IgG, a 29-fold rise in palivizumab-competing antibodies and 2.7 and 2.1-fold rises in microneutralization titers against RSV/A and RSV/B, respectively. In contrast, women who received placebo demonstrated no significant change in antibody levels. The infants’ antibody levels at delivery averaged 90-100% of the mothers’ levels, indicating efficient transplacental transfer of antibodies from mother to infant. The estimated half-lives of infant PCA, anti-F IgG, and RSV/A and RSV/B microneutralizing antibodies, based on data through day 60, were 41, 30, 36 and 34 days, respectively.

Fast Track Designation

The U.S. Food and Drug Administration (“FDA”) granted Fast Track designation to our RSV F Vaccine for protection of infants via maternal immunization. Fast Track designation is intended for products that treat serious or life-threatening diseases or conditions, and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The program is designed to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that approved products can reach the market expeditiously.

RSV Older Adults Program

Burden of Disease

Older adults (60 years of age and older) are at increased risk for RSV disease due to immunosenescence, the age-related decline in the human immune system. In this population, RSV is an important respiratory virus, distinct from influenza, which is frequently responsible for serious lower respiratory tract disease and may lead to hospitalization or even death. Additionally, RSV infection can lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease (“COPD”), asthma and congestive heart failure. In the U.S., the incidence rate is approximately 2.5 million infections per year, and RSV is increasingly recognized as a significant cause of morbidity and mortality in the population of 64 million older adults.11,12 Based on our analysis of published literature applied to 2014 U.S. population estimates, the disease causes 207,000 hospitalizations and 16,000 deaths among adults older than 65.13,14 Annually, we estimate that there are approximately 900,000 medical interventions directly caused by RSV disease across all populations.15,16

11 Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population

12 Falsey, A.R. et al. (1995) JID.172:389-94

13 Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population

14 W.W. Thompson et al. Mortality associated with influenza and respiratory syncytial virus in the United States. JAMA 2003; 289(2): 179-186

15 K. Widmer et al. Rates of hospitalizations for respiratory syncytial virus, human metapneumovirus, and influenza virus in older adults. J Infect Dis. 2012; 206: 56-62

16 K. Widmer et al. Respiratory syncytial virus & human metapneumovirus-associated emergency department and hospital burden in adults. Influenza and Other Respiratory Viruses. 2014; 8(3): 347-352.

Clinical Trial Updates and Analyses

Phase 2 (E-205) Safety and Immunogenicity Clinical Trial (Completed)

In July 2017, we announced positive top-line data from our Phase 2 clinical trial of our RSV F Vaccine in older adults known as E-205. The objective of the E-205 trial was to assess safety and immunogenicity to one and two dose regimens of the RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant, in older adults. The trial was a randomized, observer-blinded, placebo-controlled trial which enrolled 300 older adults in the Southern Hemisphere. Participants were enrolled and vaccinated outside of the RSV season to best assess immunogenicity. Immunogenicity results indicated both aluminum phosphate and Matrix-M adjuvants increased the magnitude, duration and quality of the immune response relative to RSV F antigen alone. All formulations and regimens were safe and well-tolerated. The data support the inclusion of adjuvanted formulations of our RSV F Vaccine in future older adult trials, although we do not currently expect to initiate such trials in 2018 without additional funding.

Further Analyses of Prior Clinical Trials

Following the September 2016 announcement of top-line results of Resolve™, our Phase 3 clinical trial of our RSV F Vaccine in older adults conducted during the 2015-16 RSV season in the U.S., we conducted multiple analyses on the clinical data from the Resolve trial, as well as the other completed Phase 2 clinical trials conducted in older adults. Our analyses of these clinical trials sought to better understand their results. More detailed descriptions of each of these RSV older adult clinical trials are found under “Clinical Trial Updates and Analyses” below; the trials are named and briefly described in the following table:

Clinical Trial Name	Phase	Description	Conducted	Participants(#)
E-201	Phase 2	Efficacy in prevention of all symptomatic RSV disease	2014-15 RSV season	1,600
Resolve (or E-301)	Phase 3	Efficacy in prevention of msLRTD	2015-16 RSV season	11,856
E-202 Rollover	Phase 2	Immunogenicity in response to serial immunization after E-201	2015-16 RSV season	1,329
E-205	Phase 2	Immunogenicity in one or two doses, with or without adjuvant	2017	300

We have found that seasonal variation in attack rate, meaning the incidence of infectious disease in an at-risk population, may have a large impact on demonstrating vaccine efficacy in a particular year. Lower attack rates may mean that either the virus is less common in a given season, or alternatively, that the population being studied has increased intrinsic resistance in that season due to a variety of potential factors such as recent prior exposure. In our E-201 trial, we witnessed a high attack rate and showed a clear demonstration of efficacy. In our Resolve trial the following year, we observed a primary endpoint attack rate of only one-fourth that of the previous season. This scenario represents a conundrum that influenza vaccine developers have experienced for decades: “low attack rate” influenza seasons make it very difficult to demonstrate vaccine efficacy.

Additional further analyses of the Resolve trial data indicate that our RSV F Vaccine was associated with a 61% reduction in hospitalizations due to COPD exacerbations, and the same analysis of the E-201 trial showed a similar signal, supporting this finding. We believe that such higher-risk patients represent an unmet medical need with a significant healthcare cost burden that could potentially be addressed by such a vaccine.

Resolve (E-301) Phase 3 Trial (Completed)

In September 2016, we announced top-line data from our Resolve trial. Resolve was a randomized, observer-blinded, placebo-controlled trial that began in November 2015, and was fully enrolled with 11,856 older adults at 60 sites in the U.S. by December 2015. The trial did not meet its pre-specified primary or secondary efficacy objectives and did not demonstrate vaccine efficacy. The primary objective of the Resolve trial was to demonstrate efficacy in the prevention of moderate-severe RSV (“msLRTD”), as defined by the presence of multiple lower respiratory tract symptoms. The secondary objective of the trial was to demonstrate efficacy of the RSV F Vaccine in reducing the incidence of all symptomatic respiratory disease due to RSV ARD. The trial also evaluated the safety of an unadjuvanted, 135 microgram dose of the RSV F Vaccine compared to placebo. Consistent with our previous clinical experience, the vaccine was well-tolerated.

Phase 2 (E-202) Rollover Trial (Completed)

In September 2016, we announced positive top-line data from our E-202 rollover trial of our RSV F Vaccine in older adults. The trial was a randomized, observer-blinded, placebo-controlled rollover trial, which enrolled 1,329 older adults from our prior E-201 trial, conducted at the same 10 sites in the U.S. as the E-201 trial. The primary objectives of the trial were to evaluate safety and serum anti-F IgG antibody concentrations in response to immunization with the RSV F Vaccine. The exploratory objectives of the trial evaluated the efficacy of a second annual dose of the RSV F Vaccine in the prevention of RSV ARD and RSV msLRTD. Participants previously randomized to receive 135 microgram RSV F Vaccine or placebo were re-enrolled and re-randomized to receive either 135 microgram RSV F Vaccine or placebo. This trial design resulted in four separate trial arms: a) participants receiving a placebo in both the first trial and second trial (“Placebo-Placebo”); b) participants receiving RSV F Vaccine in the first trial and placebo in the second trial (“Vaccine-Placebo”); c) participants receiving placebo in the first trial and RSV F Vaccine in the second trial (“Placebo-Vaccine”); and d) participants receiving RSV F Vaccine in both the first trial and second trial (“Vaccine-Vaccine”).

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

Phase 2 (E-201) Trial in Older Adults (Completed)

In August 2015, we announced positive top-line data from our E-201 trial of our RSV F Vaccine in 1,600 older adults. The E-201 trial was designed to prospectively examine the incidence of all symptomatic respiratory illnesses associated with RSV infection, in community-living older adults who were treated with placebo. The trial also evaluated safety and immunogenicity of our RSV F Vaccine compared to placebo. Finally, the trial estimated the efficacy of our RSV F Vaccine in reducing the incidence of respiratory illness due to RSV. The trial was the first to demonstrate efficacy of an active RSV immunization in any clinical trial population. In the per protocol population, the clinical trial showed statistically significant vaccine efficacy in prevention of all symptomatic RSV disease (41%) and, in an ad hoc analysis, showed a decrease in RSV disease with any symptoms of lower respiratory tract infection (45%) in older adults. The clinical trial established an attack rate for symptomatic RSV disease of 4.9% in older adults, 95% of which included lower respiratory track symptoms. Efficacy against more severe RSV illness, defined by the presence of multiple lower respiratory tract symptoms or signs associated with difficulty breathing, was 64% in ad hoc analyses.

RSV Pediatrics Program

Burden of Disease

There are currently approximately 18 million children in the U.S. between six months and five years of age.17 By the age of five, essentially all children will have been exposed to RSV and will likely have developed natural immunity against the virus, thus decreasing the rate of severe disease in these children. In the U.S., RSV is responsible for approximately 57,000 hospitalizations of children under five years of age annually, the vast majority of which occur in infants less than one year old, and especially those under six months of age.18,19,20,21,22

Clinical Trial Update

In September 2015, we announced positive top-line data from our Phase 1 clinical trial of our RSV F Vaccine in healthy children between two and six years of age. This clinical trial evaluated the safety and immunogenicity of our RSV F Vaccine, with one or two doses, with or without aluminum phosphate adjuvant. Trial enrollment was concluded with a smaller than planned cohort so that dosing could be completed ahead of the 2014-15 RSV season. The vaccine was well-tolerated and serum samples collected from a subset of 18 immunized children in the per-protocol population, demonstrated that the RSV F Vaccine was highly immunogenic at all formulations and regimens. There were greater than 10-fold increases in both anti-F IgG and PCA antibody titers in the adjuvanted group and greater than 6-fold increases in anti-F IgG and PCA antibody titers in the unadjuvanted group. Development of our RSV F Vaccine for pediatrics would likely follow successful development of our RSV F Vaccine for maternal immunization.

17 U.S. Census. www.census.go/population/international/data/idb/informationGateway.php

18 Stockman, L.J. et al (2012) Pediatr Infect Dis J. 31: 5-9

19 CDC update May 5, 2015. http://www.cdc.gov/rsv/research/us-surveillance.html

20 Boyce, T.G. et al (2000) Pediatrics; 137: 865-870

21 Hall, C.B. et al (2009) NEJM; 360(6): 588-98

22 Hall, C.B. et al (2013) Pediatrics; 132(2): E341-8

Influenza

Burden of Disease

Influenza is a world-wide infectious disease that causes illness in humans ranging from mild to life-threatening symptoms or even death. Serious illness occurs not only in susceptible populations such as pediatrics and older adults, but also in the general population largely because of infection by unique strains of influenza for which most humans have not developed protective antibodies. Current estimates for seasonal influenza vaccine growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show a potential increase from approximately $3.2 billion in the 2012-13 season to $5.3 billion by the 2021-22 season.23

The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (“CDC”) recommends that all persons aged six months and older be vaccinated annually against seasonal influenza. Influenza is a major burden on public health worldwide: an estimated one million deaths each year are attributed to influenza.24 It is further estimated that, each year, influenza attacks between 5% and 10% of adults and 20% to 30% of children, causing significant levels of illness, hospitalization and death.25 One important advantage of recombinant seasonal influenza vaccines, like the candidate we are developing, is that once licensed for commercial sale, large quantities of such vaccine could potentially be manufactured quickly and in a cost-effective manner, without the use of either live influenza virus or eggs. Our recombinant influenza nanoparticles also can display conserved antigenic regions, which have the potential to elicit broadly neutralizing antibodies that appear to protect against a range of “drifted” strains, or influenza strains in which, over time, the hemagglutinin antigen undergoes an accumulation of genetic mutations at the hemagglutinin antigen sites that bind with neutralizing antibodies, potentially resulting in reduced protection of those antibodies. Additionally, nanoparticles offer improved purity and manufacturability and advantages for co-formulation with other nanoparticle-based vaccines.

Clinical Trial Update

In February 2018, we reported positive top-line results from our Phase 1/2 clinical trial of our nanoparticle seasonal influenza vaccine candidate, including our proprietary Matrix-M adjuvant (“NanoFlu™ vaccine”), in older adults that was initiated in September 2017. The trial was a randomized, observer-blinded, active comparator-controlled trial in approximately 330 healthy older adults. The primary objective of the trial was to assess the safety and immunogenicity of two concentrations (15 micrograms or 60 micrograms) of NanoFlu vaccine compared to the leading licensed egg-based, high-dose influenza vaccine for older adults (“IIV3-HD”). Key findings from the trial include that Nanoflu vaccine induced:

•	Significantly higher hemagglutination inhibition (“HAI”) antibody responses against homologous H1N1 and H3N2 influenza viruses and comparable HAI responses against the homologous B/Brisbane strain;
•	Significantly higher HAI immune responses against historic and forward-drifted H3N2 virus strains; and
•	Strong neutralizing antibody responses that correlate with HAI results.

Overall, NanoFlu vaccine was well-tolerated over the three-week trial period. Given the strength of these trial results, we have submitted for publication in a peer-reviewed medical journal and/or for presentation at an upcoming scientific meeting. Based on these results, we expect to begin a Phase 2 trial of our NanoFlu vaccine in the third quarter of 2018.

23 Influenza Vaccines Forecasts. Datamonitor (2013)

24 Resolution of the World Health Assembly. (2003) WHA56.19. 28

25 WHO position paper (2012) Weekly Epidemiol Record; 87(47): 461–76

Preclinical Analyses

Preclinical data in which NanoFlu was compared in a head-to-head challenge study against IIV3-HD, as well as IIV3-SD (standard dose) seasonal influenza vaccine, was announced in August 2017 and provided a strong rationale for the initiation of the Phase 1/2 trial. Our NanoFlu vaccine demonstrated significantly stronger and broader immune responses (microneutralizing antibodies) against homologous and heterologous influenza strains, including a series of drifted H3N2 strains evolved across over more than a decade of influenza seasons. In this preclinical challenge study, we showed that our NanoFlu vaccine was more protective than the licensed comparator vaccines against both a homologous H3N2 virus and a ten-year old drifted H3N2 strain. In parallel, we announced the achievement of significant improvements in manufacturing yields and product purity.

Emerging Viruses

Ebola Virus

EBOV, formerly known as Ebola hemorrhagic fever, is a severe, often fatal illness in humans. Multiple strains of EBOV have been identified, the most recent of which, the Makona EBOV strain, is associated with a case fatality rate of 50% to 90%.26 There are currently no licensed treatments proven to neutralize the virus, but a range of blood, immunological and drug therapies are under development. Despite the development of such therapies, current vaccine approaches target either a previous strain of the virus or were initially developed to be delivered by genetic vectors. In contrast, our EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) was developed using the Makona EBOV strain.

In July 2015, we announced positive top-line data from our Phase 1 clinical trial of our Ebola GP Vaccine in ascending doses, with and without our Matrix-M adjuvant, in 230 healthy adults. Participants received either one or two intramuscular injections ranging from 6.5 micrograms to 50 micrograms of antigen, with or without adjuvant, or placebo. Immunogenicity was assessed at multiple time points, including days 28 and 35. These Phase 1 data demonstrated that our Ebola GP Vaccine is highly immunogenic, well-tolerated and, in conjunction with our proprietary Matrix-M adjuvant, resulted in significant antigen dose-sparing. The adjuvanted Ebola GP Vaccine was highly immunogenic at all dose levels; the adjuvanted two-dose regimens induced Ebola anti-GP antibody geometric mean responses between 45,000 and 70,000 ELISA units, representing a 500 to 750-fold rise over baseline at day 35. In 2015, we also announced successful data from two separate non-human primate challenge studies of our Ebola GP Vaccine in which, in both cases, the challenge was lethal for the control animal, whereas 100% of the immunized animals were protected.

Zika Virus

We initiated development of a vaccine against the Zika virus (“ZIKV”) in response to the unmet global medical need for a response to this serious disease. The subsequent evolving epidemiology of ZIKV, which saw significant reductions in cases both in the U.S. and around the world in 2017, along with the uncertainty of governmental and non-governmental organization funding, has caused us to suspend these development efforts in lieu of competing resources and corporate priorities around more promising product development.

Combination Respiratory Vaccine

Given the ongoing development of our RSV F Vaccine and our desire to develop a combination respiratory vaccine with the potential to protect against both RSV and seasonal influenza, we made the decision to shift our seasonal influenza vaccine development focus from VLP-based seasonal influenza vaccines to nanoparticle-based seasonal influenza vaccines. We remain confident that a combination nanoparticle vaccine against both RSV and influenza is feasible.

26 WHO: http://www.who.int/mediacentre/factsheets/fs103/en/

CPLB Joint Venture (India)

CPL Biologicals Private Limited (“CPLB”), our joint venture company with Cadila Pharmaceuticals Limited (“Cadila”) in India, is actively developing a number of vaccine candidates that were genetically engineered by us. CPLB is owned 20% by us and 80% by Cadila. CPLB operates a manufacturing facility in India for the production of vaccines.

Seasonal Influenza

Since 2016, CPLB has been marketing CadiFlu-S, its trivalent VLP influenza vaccine in India, with limited sales in 2017 and expected in 2018.

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

While adjuvants based on novel, poorly characterized substances have been hampered by safety concerns and limited efficacy, Matrix adjuvants stimulate strong antibody and cell-mediated immune responses. Matrix adjuvants may allow for lower antigen doses, longer-duration immune responses and carry a lower risk for allergic reactions or other adverse events. Our Matrix technology typically induces strong cellular activation of both Th1 and Th2 types, thereby generating all classes and subclasses of antibodies, as well as potent cellular responses, including cytotoxic T lymphocytes. Our Matrix-M adjuvant provides a potent adjuvant effect that has been well-tolerated in clinical trials. We also believe that the strong immune response and opportunity to reduce the quantity of antigen dose can significantly reduce the production cost of our vaccines. This means that our Matrix-M adjuvant has the potential to be of significant value when there is inadequate vaccine manufacturing capacity during an emerging disease threat such as an influenza pandemic.

Competition in RSV, EBOV, Influenza and Other Vaccines

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

There is currently no approved RSV vaccine for sale in the world; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. In addition, many other companies are developing products to prevent disease caused by RSV using a variety of technology platforms, including various viral vector technologies, monoclonal antibodies (Mab), and competitive recombinant technologies. We believe that our RSV vaccine candidate, utilizing a recombinant F-protein antigen, is more effective than RSV vaccine candidates in development by our competitors; however, such efficaciousness cannot be guaranteed. Although we are not aware of all our competitors’ efforts, we believe that MedImmune, LLC (“MedImmune”), a subsidiary of AstraZeneca PLC, may have the second most advanced RSV vaccine program after Novavax, as it has reported testing in Phase 1 and Phase 1/2 clinical trials of an intranasal, recombinant, live attenuated, RSV vaccine for the prevention of lower respiratory tract disease caused by RSV, as well as a combination intranasal vaccine for the prevention of several infant respiratory illnesses, including RSV. In older adults, MedImmune also conducted a Phase 2 trial of MEDI-7510 (recombinant F subunit with an adjuvant administered intramuscularly). In both MedImmune vaccine programs, the trials did not report complete success. Another approach by MedImmune (partnered with Sanofi) is passive immunity as provided by MEDI-8897 (an RSV monoclonal antibody) and is currently in Phase 2 trials for preterm infants. A similar Mab from Regeneron (REGN-2222) failed a Phase 3 trial in preterm infants, and its development has since been discontinued. Additional entities have also entered into early clinical trials including GlaxoSmithKline, Sanofi, Bavarian Nordic, J&J/Crucell, Ablynx, Immunovaccine, Mucosis, Vaxart and the National Institute of Allergy and Infectious Diseases, an institute under the U.S. National Institutes of Health (“NIAID”).

There are a number of companies developing and selling vaccines for seasonal influenza employing both traditional (egg-based) and new vaccine technologies (cell-based). Many seasonal influenza vaccines are currently approved and marketed, and most of these are marketed by major pharmaceutical companies that have significantly greater financial and technical resources, experience and expertise. Competition in the sale of seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, some by adding an adjuvant that is used to increase the immunogenicity of that product, each of which is intended to be more efficacious than currently marketed products. Another differentiating factor is recombinant manufacturing, which we believe can be quicker and less-expensive than traditional egg-based manufacturing. Despite the significant competition and advancing technologies, some of which are similar to our own, we believe that our nanoparticle seasonal influenza product, NanoFlu™ vaccine, could be as efficacious as, or more so than, current products or products being developed by our competitors, and that our manufacturing system provides savings in both time and money; however, there can be no guarantee that our seasonal influenza vaccine will prove to be efficacious or that our manufacturing system will prove to be sufficiently effective and differentiated to ensure commercial success.

Vaccine candidates against EBOV have been in development for more than a decade; however, with the recent epidemic in West Africa (now subsided), focus on viable vaccine candidates has intensified. The WHO has reported two vaccine candidates that are currently being tested in humans: one by GlaxoSmithKline in collaboration with NIAID, and the other by a collaboration of NewLink Genetics, Merck Vaccines USA (“Merck”) and the Public Health Agency of Canada. The Merck vaccine is the only one to have completed some human trials before the epidemic faded, to have had data published, and to now be planning to file for licensure. While these and other vaccine candidates offer promise, we believe there are accompanying challenges, including: high-dose level requirements; utilization of glycoprotein from older strains that have a significant number of amino acid changes when compared to the 2014 Makona strain; difficult storage requirements at temperatures below –60°C; and challenges associated with immunity to the viral vectors, which could limit their multi-dose vaccine potential. In contrast, we have developed a Phase 1 vaccine candidate that has performed well with low doses utilizing our Matrix-M adjuvant, was derived from the 2014 Makona strain, appears to be stable at 2–8°C and appears to provide enhanced immunogenicity as a multi-dose vaccine.

In general, competition among pharmaceutical products is based in part on product efficacy, safety, reliability, availability, price and patent position. An important factor is the relative timing of the market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is an important competitive factor. Our competitive position also may depend upon our ability to show differentiation with a product that is more efficacious and/or less expensive and quicker to manufacture. Other factors affecting our competitive position include our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the lengthy period between technological conception and commercial sale.

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

Patents related to our VLP program include U.S. Patent No. 7,763,450, which covers, in part, the use of influenza gene sequences for high-yield production of consistent influenza VLP vaccines to protect against current and future seasonal and pandemic strains of influenza viruses. Corresponding European patent, European Patent No. 1644037 also covers this technology. U.S. Patent Nos. 8,080,255, 8,551,756, 8,506,967 and 8,592,197 are directed to methods of producing VLPs and inducing substantial immunity to an influenza virus infection by administering VLPs comprising HA and NA proteins, and our M1 protein derived from the avian influenza strain, A/Indonesia/5/05. Certain claims also encompass similar methods and compositions where the M1 protein is from a different strain of influenza virus than the influenza HA protein and the influenza NA protein. Related patent protection in Europe is provided by European Patent No. 2343084, which covers, in part, vaccine compositions containing VLPs that contain M1, HA, and NA proteins. Our VLP patent portfolio contains many other patents, including U.S. Patent Nos. 8,951,537, 8,992,939, 9,144,607, 9,050,290, 9,180,180, 9,381,239, 9,464,276, 9,474,799, and other patents in multiple ex-U.S. jurisdictions, and we continue to prosecute patents related to this program.

In addition to our VLP program, we have issued patents and pending applications directed to other programs, including our RSV and rabies programs. Issued patents directed to various aspects of the RSV program include U.S. Patent Nos. 8,715,692, 9,675,685, 9,731,000, and 9,717,786. Additional patents in the family include EP237009 in Europe, as well as others throughout the world. Patents related to our rabies program include 9,724,405 in the U.S. and EP2635257 in Europe. Related patents have been issued in other world markets. In addition to our focus on vaccine programs, we also pursue patent protection for our Matrix Adjuvant program. Issued U.S. Patent Nos. 7,838,019, 9,205,147, and 8,821,881 provide examples of patents related to our Matrix Adjuvant program.

We continue to prepare, file, and prosecute patent applications to provide broad and strong protection of our proprietary rights, including next generation applications focused on our RSV Program, our influenza nanoparticle program, and our adjuvant program.

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

Government Regulations

The development, production and marketing of biological products, which include the vaccine candidates being developed by Novavax or our collaborators, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. As a U.S. based company, we focus on the U.S. regulatory process and the standards imposed by the FDA, the International Conference on Harmonisation (“ICH”) and other agencies because we believe, for the most part, meeting U.S. and ICH standards will allow us to satisfy regulatory agencies in other countries where we intend to do business. We are aware that expectations in some venues, notably in the European Union, differ to some degree and we are taking proactive steps to address such differences. In the U.S., the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation under provisions of that act and the Public Health Service Act. The FDA not only assesses the safety and efficacy of these products but it also regulates, among other things, the testing, manufacture, labeling, storage, record-keeping, advertising and promotion of such products. The process of obtaining FDA licensure for a new vaccine is costly and time-consuming.

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

The FDA will only approve a BLA if the vaccine is demonstrated to be safe, pure, and potent. During the FDA’s review of a BLA, the proposed manufacturing facility undergoes a pre-approval inspection during which the FDA examines in detail the production of the vaccine, the manufacturing facility and the quality documentation related to the vaccine. Vaccine licensure also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents, and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, the FDA typically requires Phase 4 post-marketing clinical trials for vaccines after licensure to continue gathering safety, and sometimes effectiveness/efficacy data in the indicated and additional populations.

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

In 1992, the FDA instituted regulations that allow accelerated approval of certain products that treat serious or life-threatening illnesses and provide meaningful therapeutic benefit over existing treatments based on a surrogate endpoint, versus a clinical outcome, which can take many more years to demonstrate. Surrogate endpoints, generally a laboratory measurement or other physical sign shown to have some correlation with clinical benefit, can considerably shorten the development time leading up to FDA licensure. The FDA bases its decision on whether to accept a proposed surrogate endpoint on the scientific support for that endpoint. The company developing the product is required to conduct further studies to confirm the clinical benefit in Phase 4 confirmatory efficacy trials. We plan to seek accelerated approval for our seasonal influenza vaccine for older adults, but have not ruled out the potential use of traditional approval.

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

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government authorities or programs, private health insurers (including managed care plans) and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payors may also control access to, or manage utilization of, our products with various utilization management techniques.

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, those products could potentially be covered by various government health benefit programs as well as purchased by government agencies. The participation in such programs or the sale of products to such agencies is subject to regulation. In exchange for coverage, we may be obligated to provide rebates or offer discounts under government health programs or to government and private purchasers.

The U.S. and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Healthcare Reform Act”) which includes changes to the coverage and reimbursement of drug products under government health care programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act, and some modifications have been implemented. Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Within the U.S., we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to future sales of any of our product candidates that may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent.

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

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

Employees

As of March 9, 2018, we have 347 full-time employees, of whom 61 hold M.D. or Ph.D. degrees and 100 of whom hold other advanced degrees. Of our total workforce, 300 are engaged primarily in research, development and manufacturing activities and 47 are engaged primarily in executive, business development, finance and accounting, legal and administrative functions. None of our U.S. employees are represented by labor unions or covered by collective bargaining agreements; 33 of our 34 Swedish employees are covered by typical collective bargaining agreements. We consider our relations with our employees to be good.

Availability of Information

Our website address is www.novavax.com. We make available, free of charge and through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (“SEC”), and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filed with or furnished to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We use our website (www.novavax.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website (www.novavax.com) in the “Investors” or “News” sections. Accordingly, investors should monitor these portions of our website (www.novavax.com), in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

You should carefully consider the following risk factors in evaluating our business. A number of risk factors could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some risks relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You also should consider the other information included in this Annual Report on Form 10-K.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of losses and our future profitability is uncertain.

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2018 was $1.1 billion. Our revenue for the last three fiscal years was $31.2 million in 2017, $15.4 million in 2016, and $36.3 million in 2015. We may not be successful in entering into strategic alliances or collaborative arrangements with other companies or government agencies that result in significant revenue to offset our expenses. Our net losses for the last three fiscal years were $183.8 million in 2017, $280.0 million in 2016, and $156.9 million in 2015.

Our recent historical losses have resulted predominantly from research and development expenses for our vaccine candidates, manufacturing-related expenses, costs related to protection of our intellectual property and for other general operating expenses. Our expenses have exceeded our revenue since inception, and we believe our expenses will fluctuate over time, and may substantially increase some years, as a result of continuing research and development efforts to support our vaccine development efforts. In 2016, for example, we experienced a significant increase in research and development expenses compared to prior years primarily due to additional RSV F Vaccine clinical trials in older adults and infants via maternal immunization, as well as higher employee-related costs to support development of our RSV F Vaccine and other potential vaccine candidates.

Although certain specified costs associated with the development of our RSV F Vaccine for infants via maternal immunization may be reimbursed under our contract with BMGF, we expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:

•	conduct clinical trials for RSV F Vaccine and other potential vaccine candidates;
•	conduct preclinical studies for other potential vaccine candidates;
•	comply with the FDA’s manufacturing facility and compliance requirements in anticipation of commercialization;
•	invest in our manufacturing process for commercial-scale and cost-efficiency; and
•	maintain, expand and protect our intellectual property portfolio.

As a result, we expect our cumulative operating losses to increase until such time, if ever, that product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our operations. We may never achieve profitability and may not sustain profitability, if achieved.

We have limited financial resources and we may not be able to maintain our current level of operations or be able to fund the further development of our vaccine candidates.

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in amounts sufficient to fully fund our operations for the foreseeable future, and therefore, we will therefore use our cash resources, and expect to require additional funds, to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings, collaborative licensing and development arrangements, non-dilutive government contracts and grants and other sources. While we continue to apply for contracts or grants from academic institutions, non-profit organizations and governmental entities, we may not be successful. Adequate additional funding may not be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or vaccine candidates. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

Economic uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

Generally, worldwide economic conditions remain uncertain. Access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our vaccine candidates and clinical trials. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. There is no certainty that the capital and credit markets will be available to raise additional capital on favorable terms. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, if we are unable to access the capital markets on favorable terms, our ability to execute our business plan as scheduled would be compromised. Moreover, we rely and intend to rely on third-parties, including clinical research organizations and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Even with the Grant Agreement with BMGF, we may not be able to fully fund our RSV F Vaccine for infants via maternal immunization.

The Grant Agreement reimburses a portion of specified expenses associated with the development of our RSV F Vaccine for infants via maternal immunization, and additional activities likely will be needed and BMGF may not reimburse us for any portion of these activities.

The Grant Agreement with BMGF does not assure success in future clinical trials of our RSV F Vaccine for infants via maternal immunization or that the vaccine candidate will be licensed by the FDA.

The Grant Agreement reimburses a portion of specified expenses associated with the development of our RSV F Vaccine for infants via maternal immunization, but we remain fully responsible for conducting these development activities. The Grant Agreement does not guarantee that any of these activities will be successful. Our inability to succeed with key clinical or development activities could jeopardize our ability to obtain FDA licensure to sell this vaccine.

Collaborations and contracts of our wholly owned subsidiary Novavax AB, with regional partners, such as Cadila and BMGF, as well as with international providers, expose us to additional risks associated with doing business outside the U.S.

Swedish-based Novavax AB is a wholly owned subsidiary of Novavax, Inc. We also have formed a joint venture with Cadila in India, have established a clinical development agreement with BMGF and have entered into other agreements and arrangements with companies in other countries. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in various parts of the world. Risks of conducting business outside the U.S. include negative consequences of:

•	the costs associated with seeking to comply with multiple regulatory requirements that govern our ability to develop, manufacture and sell products in local markets;
•	failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	existing, new or changes in interpretations of existing trade protections measures, including tariffs, and import and export licensing requirements;
•	difficulties in and costs of staffing, managing and operating our international operations;
•	changes in environmental, health and safety laws;
•	fluctuations in foreign currency exchange rates;
•	new, changes in or changes in interpretations of tax laws;
•	political instability and actual or anticipated military or potential conflicts;
•	economic instability, inflation, recession and interest rate fluctuations;
•	minimal or diminished protection of intellectual property in many jurisdictions; and
•	possible nationalization and expropriation.

These risks, individually or in the aggregate, could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Current or future regional relationships may hinder our ability to engage in larger transactions.

We have entered into regional collaborations to develop our vaccine candidates in certain parts of the world, and we may enter into additional regional collaborations. Our relationships with Cadila and BMGF are examples of these regional relationships. These relationships often involve the licensing of our technology to our partner or entering into a distribution agreement, frequently on an exclusive basis. Generally, exclusive agreements are restricted to certain territories. Because we have entered into exclusive license and distribution agreements, larger companies may not be interested, or able, to enter into collaborations with us on a worldwide-scale. Also, these regional relationships may make us an unattractive target for an acquisition.

We are a biotechnology company and face significant risk in developing, manufacturing and commercializing our products.

We focus our research and development activities on vaccines, an area in which we believe we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a vaccine. Vaccine candidates that initially appear promising often fail to yield successful products. In many cases, preclinical studies or clinical trials will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials often leads to increased investment, accelerating cumulative losses. Even if clinical trial results appear positive, regulatory approval may not be obtained if the FDA does not agree with our interpretation of the results, and we may face challenges when scaling-up the production process to commercial levels. Even after a product is approved and launched, general usage or post-marketing clinical trials may identify safety or other previously unknown problems with the product, which may result in regulatory approvals being suspended, limited to narrow indications or revoked, which may otherwise prevent successful commercialization. Intense competition in the vaccine industry could also limit the successful commercialization of any products for which we receive commercial approval.

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

Many seasonal influenza vaccines are currently approved and marketed. Competition in the sale of these seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious, particularly in older adults, and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, intended to be more efficacious than those currently marketed. Our nanoparticle seasonal influenza vaccine candidate may not prove to be more efficacious than current products or products under development by our competitors. Further, our manufacturing system may not provide enough savings of time or money to provide the required differentiation for commercial success.

We believe that there are at least two EBOV vaccine candidates currently being tested in late stage clinical trials: one by GlaxoSmithKline in collaboration with the U.S. National Institute of Allergy and Infectious Diseases, and the other by a collaboration of NewLink Genetics, Merck Vaccines USA and the Public Health Agency of Canada. Additional vaccine candidates also are being tested, although in earlier stage clinical trials. Vaccine candidates against EBOV have been in development for more than a decade by large pharmaceutical companies, smaller biotech companies, government agencies and academic labs worldwide, and with the high visibility of the recent West Africa epidemic, development activities are likely to continue and potentially increase.

Regardless of the disease, smaller or early-stage companies and research institutions also may prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product development and commercialization efforts. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and participant registration for clinical trials and in acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

In order to effectively compete, we will have to make substantial investments in development, testing, manufacturing and sales and marketing or partner with one or more established companies. We may not be successful in gaining significant market share for any vaccine. Our technologies and vaccines also may be rendered obsolete or non-competitive as a result of products introduced by our competitors to the marketplace more rapidly and at a lower cost.

If we are unable to attract or retain key management or other personnel, our business, operating results and financial condition could be materially adversely affected.

We depend on our senior executive officers, as well as key scientific and other personnel. The loss of these individuals could harm our business and significantly delay or prevent the achievement of research, development or business objectives. Turnover in key executive positions resulting in lack of management continuity and long-term history with our Company could result in operational and administrative inefficiencies and added costs.

We may not be able to attract qualified individuals for key positions on terms acceptable to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could hinder our ability to complete clinical trials successfully and develop marketable products.

We also rely from time to time on outside advisors who assist us in formulating our research and development and clinical strategy. We may not be able to attract and retain these individuals on acceptable terms, which could delay our development efforts.

We may have product liability exposure.

The administration of drugs or vaccines to humans, whether in clinical trials or after marketing approval, can result in product liability claims. We maintain product liability insurance coverage in the total amount of $20 million aggregate for all claims arising from the use of products in clinical trials prior to FDA approval. Coverage is relatively expensive, and the market pricing fluctuates significantly. Therefore, we may not be able to maintain insurance at a reasonable cost. We may not be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy all liabilities that result from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace and would likely divert management’s attention.

Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to participant or other claimants;
•	loss of revenue; and
•	inability to commercialize our vaccine candidates.

We may not be able to win government, academic institution or non-profit contracts or grants.

From time to time, we may apply for contracts or grants from government agencies, academic institutions, and non-profit organizations. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our technologies and vaccine candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible to receive certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, we may not be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical participants, suppliers, and business partners and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, “hactivists,” patient groups, disgruntled current or former employees and others. Hacker attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached due to employee error or malfeasance. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Furthermore, if our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

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

Our reliance on contract manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our bulk vaccines on a commercial-scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our vaccine. A third-party manufacturer may also encounter difficulties in production. These problems may include:

•	difficulties with production costs, scale up and yields;
•	availability of raw materials and supplies;
•	quality control and assurance;
•	shortages of qualified personnel;
•	compliance with strictly enforced federal, state and foreign regulations that vary in each country where products might be sold; and
•	lack of capital funding.

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

Our collaborators will be subject to the same regulatory approval of their manufacturing facility and process as us. Before we could begin commercial manufacturing of any of our vaccine candidates, we and our collaborators must pass a pre-approval inspection before FDA approval and comply with the FDA’s GMP regulations. If our collaborators fail to comply with these requirements, our vaccine candidates would not be approved. If our collaborators fail to comply with these requirements after approval, we could be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products.

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

Although we have initiated preliminary activities in anticipation of commercialization of our vaccine candidates, we currently have no dedicated sales, marketing or distribution capabilities. As a result, we will depend on collaborations with third-parties that have established distribution systems and sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenue will depend upon the efforts of third-parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. Developing a marketing and sales force is expensive and time-consuming and could delay a product launch. We may not be able to attract and retain qualified sales personnel or otherwise develop this capability.

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

Unlike RSV, where there is no current vaccine available, there are significant challenges to market seasonal influenza vaccines. For a seasonal vaccine to be accepted in the market, it must demonstrate differentiation from other seasonal vaccines that are currently approved and marketed. This can mean that the vaccine is more effective in certain populations, such as in older adults, or cheaper and quicker to produce. There are no assurances that our influenza vaccine can be differentiated from other influenza vaccines.

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

Our success may depend, in part, on the extent to which reimbursement for the costs of vaccines will be available from third-party payers, such as government health administration authorities, private health insurers (including managed care plans), and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we or our collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our vaccine candidates.

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

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, loss of any potential marketing advantage of being early to market and increased clinical trial costs. The speed with which we begin and complete our preclinical studies necessary to begin clinical trials, clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	our ability to manufacture or obtain sufficient quantities of materials for use in necessary preclinical studies and clinical trials;
•	prior regulatory agency review and approval;
•	approval of the protocol and the informed consent form by the review board of the institution conducting the clinical trial;
•	the rate of participant enrollment and retention, which is a function of many factors, including the size of the participant population, the proximity of participants to clinical sites, the eligibility criteria for the clinical trial and the nature of the protocol;
•	negative test results or side effects experienced by clinical trial participants;
•	analysis of data obtained from preclinical and clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit or prevent further studies or regulatory approval;
•	the availability of skilled and experienced staff to conduct and monitor clinical trials and to prepare the appropriate regulatory applications; and
•	changes in the policies of regulatory authorities for drug or vaccine approval during the period of product development.

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

Regulatory agencies may require us or our collaborators to delay, restrict or discontinue clinical trials on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. In addition, we or our collaborators may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we or our collaborators can commercialize the product described in the application. All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated costs or delays in our clinical trials could delay our ability to generate revenue and harm our financial condition and results of operations.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.

We intend to have our vaccine candidates marketed outside the U.S. In furtherance of this objective, we have entered into relationships with Cadila in India. In order to market our products in the European Union, India, Asia and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by a regulatory agency, such as the FDA, does not ensure approval by any other regulatory agencies in other foreign countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

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

Our ability to collect revenue from the commercial sale of our vaccines may depend on our ability, and that of any current or potential future collaboration partners or customers, to obtain adequate levels of approval, coverage and reimbursement for such products from third-party payers such as:

•	government health administration authorities such as the Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (“CDC”);
•	private health insurers;
•	managed care organizations;
•	pharmacy benefit management companies; and
•	other healthcare related organizations.

Third-party payers are increasingly challenging the prices charged for medical products and may deny coverage or offer inadequate levels of reimbursement if they determine that a prescribed product has not received appropriate clearances from the FDA, or foreign equivalent, or other government regulators; is not used in accordance with cost-effective treatment methods as determined by the third-party payer; or is experimental, unnecessary or inappropriate. Prices could also be driven down by managed care organizations that control or significantly influence utilization of healthcare products.

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell vaccines. Some of these proposed and implemented reforms could result in reduced reimbursement rates for medical products, and while we have no current vaccines available for commercial sale, the impact of such reform could nevertheless adversely affect our business strategy, operations and financial results. For example, the Healthcare Reform Act contained several cost containment measures that could adversely affect our future revenue, including, for example, increased drug rebates under Medicaid for brand name prescription drugs, extension of Medicaid rebates to Medicaid managed care organizations, and extension of so-called 340B discounted pricing on pharmaceuticals sold to certain healthcare providers. Additional provisions of the healthcare reform laws that may negatively affect our future revenue and prospects for profitability include the assessment of an annual fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, as well as mandatory discounts on drugs (including vaccines) sold to certain Medicare Part D beneficiaries in the coverage gap (the so-called “donut hole”). Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. In addition, we face uncertainties because there are ongoing federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Healthcare Reform Act. For example, in 2017, the President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. Tax reform legislation was also enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the mandatory discounts on pharmaceuticals sold to certain Medicare Part D beneficiaries in the coverage gap starting in 2019. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

If our product candidates obtain marketing approval, we will be subject to additional healthcare laws and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

Within the U.S., if we obtain approval for any of our product candidates and begin commercializing them, our operations may be directly, or indirectly through our customers, subject to additional healthcare regulation and enforcement by the federal and state governments. In addition to the laws mentioned above, the laws that may affect our ability to operate include:

•	the Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for off-label use;
•	the federal anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce the referral for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
•	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•	the so-called “federal sunshine” law (also known as “open payments”) which requires pharmaceutical and medical device manufacturers to report certain financial interactions to the federal government for re-disclosure to the public;
•	the federal law known as HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state gift ban and transparency laws, many of which state laws differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts; and
•	state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to, on a corporate or individual basis, penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and even imprisonment, any of which could materially adversely affect our ability to operate our business and our financial results. In addition, the cost of implementing sufficient systems, controls, and processes to ensure compliance with all of the aforementioned laws could be significant.

INTELLECTUAL PROPERTY RISKS

Our success depends on our ability to maintain the proprietary nature of our technology.

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 350 U.S. patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office (“USPTO”) or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

Even if we are successful, litigation may result in substantial costs and distraction to our management. Even with a broad portfolio, we may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

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

The scope, validity, and ownership of our patent claims may be challenged in various venues and, if we do not prevail, our ability to exclude competitors may be harmed, potentially reducing our ability to succeed commercially.

We may be subject to a variety of challenges from third-parties that relate to the scope of the claims or to their validity. Such challenges can be mounted in post-grant review, ex parte re-examination, and inter partes review proceedings before the USPTO, or similar adversarial proceedings in other jurisdictions. If we are unsuccessful in any such challenge, the scope of our claims could be narrowed, and the patent or claims thereof could be invalidated. Any such outcome could impair our ability to exclude competitors from the market in those countries, potentially impacting our commercial success.

Our patents may be subject to various challenges related to ownership and inventorship, including interference or derivation proceedings. Third-parties may assert that they are inventors on our patents or that they are owners of the patents. While we perform inventorship analyses to insure that the correct inventors are listed on our patents, we cannot be certain that a court of competent jurisdiction would arrive at the same conclusions we do. If we are unsuccessful in defending against ownership or inventorship challenges, a court may require us to list additional inventors, may invalidate the patent, or may transfer ownership of the patent to a third-party. Any of these outcomes may harm our ability to exclude competitors and potentially impact our commercial success. Further, if ownership is transferred to a third-party we may be required to seek a license to those rights to preserve our exclusive ability to practice the invention. Such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a license, we may be required to expend time, effort, and other resources to design around the patent. Any such license may be non-exclusive and if a competitor is able to obtain a license from the third-party, our ability to exclude that competitor from the market may be negatively impacted.

Even if we are ultimately successful, defending any such challenges may cause us to incur substantial expenses and may require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

We may need to license intellectual property from third-parties and, if our right to use the intellectual property we license is affected, our ability to develop and commercialize our vaccine candidates may be harmed.

We have in the past, and we expect in the future to license intellectual property from third-parties and that these licenses will be material to our business. We will not own the patents or patent applications that underlie these licenses, and we will not control the enforcement of the patents. We will rely upon our licensors to properly prosecute and file those patent applications and prevent infringement of those patents.

Our license agreement with Wyeth, which gives us rights to a family of patents and patent applications that are expected to expire in early 2022, covering VLP technology for use in human vaccines in certain fields of use, is non-exclusive. If each milestone is achieved for any particular vaccine candidate, we would likely be obligated to pay an aggregate of $15 million to Wyeth for each vaccine candidate developed and commercialized under the agreement. Achievement of each milestone is subject to many risks, including those described in these risk factors. Annual license fees under the Wyeth agreement aggregate to $0.3 million per year. In September 2015, the Company entered into an amendment to the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment owed as a result of CPLB’s initiation of a Phase 3 clinical trial for its recombinant trivalent seasonal VLP influenza vaccine candidate in 2014 into a revised milestone payment of $4 million.

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

Further, any disputes regarding obligations in licenses may require us to take expensive and time-consuming legal action to resolve, and, even if we are successful, may delay our ability to commercialize products and generate revenue. Further, if we are unable to resolve license issues that arise we may lose rights to practice intellectual property that is required to make, use, or sell products. Any such loss could compromise our development and commercialization efforts for current or future product candidates and/or may require additional effort and expense to design around.

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

Our stock price has been highly volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2017 through December 31, 2017, the closing sale price of our common stock has been as low as $0.73 per share and as high as $1.63 per share. The market price of our common stock may be influenced by many factors, including:

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

Provisions of our Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and Delaware law could delay or prevent the acquisition of the Company, even if such acquisition would be beneficial to stockholders, and could impede changes in our Board.

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

Property	Approximate	Brief Property
Location	Square Footage	Description
Rockville, MD	51,000	Vaccine research and development and manufacturing facility
20FF Gaithersburg, MD	53,000	Corporate headquarters, vaccine research and development and manufacturing facility
21FF Gaithersburg, MD	53,000	Research and development laboratory facility and offices
22FF Gaithersburg, MD	40,000	Executive, administrative, clinical and regulatory offices
Uppsala, Sweden	24,000	Adjuvant manufacturing facility and research and development and offices
Total square footage	221,000

Item 3.	LEGAL PROCEEDINGS

We currently have no material pending legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Global Select Market under the symbol “NVAX.” The following table sets forth the range of high and low closing sale prices for our common stock as reported on the Nasdaq Global Select Market for each quarter in the two most recent years:

Quarter Ended	High	Low
December 31, 2017	$1.54	$1.00
September 30, 2017	$1.51	$0.96
June 30, 2017	$1.22	$0.73
March 31, 2017	$1.63	$1.22
December 31, 2016	$2.08	$1.18
September 30, 2016	$8.34	$1.29
June 30, 2016	$7.27	$4.33
March 31, 2016	$7.89	$4.36

On March 9, 2018, the last sale price reported on the Nasdaq Global Select Market for our common stock was $2.06. Our common stock was held by approximately 359 stockholders of record as of March 9, 2018, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We have not paid any cash dividends on our common stock since our inception. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under our Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The graph below compares the cumulative total stockholders return on our common stock for the last five fiscal years with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index (which includes Novavax) over the same period, assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index on December 31, 2012, and reinvestments of all dividends.

Value of $100 invested on December 31, 2012 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Novavax, Inc.	$100.00	$270.90	$313.76	$443.92	$66.67	$65.61
Nasdaq Composite Index	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29
RUSSELL 2000 Growth Biotechnology Index	$100.00	$156.19	$194.09	$215.77	$171.98	$274.91

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2017, which has been derived from our audited consolidated financial statements. The information below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. These historical results are not necessarily indicative of results that may be expected for future periods.

	Year Ended December 31,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue	$31,176	$15,353	$36,250	$30,659	$20,915
Net loss	(183,769)	(279,966)	(156,937)	(82,947)	(51,983)
Basic and diluted net loss per share	(0.63)	(1.03)	(0.60)	(0.37)	(0.31)
Weighted average shares used in computing basic and diluted net loss per share	292,669	270,802	262,248	225,848	169,658

	As of December 31,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$157,303	$235,479	$230,656	$168,056	$133,068
Total current assets	203,311	287,830	287,257	188,158	145,001
Working capital(6)	129,636	221,424	210,763	154,042	126,879
Total assets	302,493	394,301	386,038	276,002	235,125
Long-term debt, less current portion(7)	317,763	316,339	37	503	1,199
Accumulated deficit	(1,114,359)	(929,996)	(650,030)	(493,093)	(410,146)
Total stockholders’ (deficit) equity	(101,732)	(5,546)	292,669	229,618	203,234

(1)	In 2017, we had sales of 50,889,910 shares of common stock resulting in net proceeds of approximately $63 million.
(2)	In 2016, we issued $325 million aggregate principal amount of convertible senior unsecured notes resulting in net proceeds of approximately $315 million.
(3)	In 2015, we had sales of 29,163,620 shares of common stock resulting in net proceeds of approximately $204 million.
(4)	In 2014, we had sales of 28,750,000 shares of common stock resulting in net proceeds of approximately $108 million.
(5)	In 2013, we completed the acquisition of Novavax AB and had sales of 44,452,343 shares of common stock resulting in net proceeds of approximately $129 million.
(6)	Working capital is computed as the excess of current assets over current liabilities.
(7)	Includes non-current portion of capital leases.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in the discussion below and elsewhere in this Annual Report, about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax”, and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our December 2017 Sales Agreement; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; the expected timing and content of regulatory actions; reimbursement by the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”); payments under our license with Wyeth Holdings LLC, a subsidiary of Pfizer Inc. (“Wyeth”); payments by the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and the availability of financing generally, plans regarding partnering activities, business development initiatives and the adoption of stock incentive plans and amendments thereto; the effectiveness, and expected costs and savings, and the timing of such costs and savings, associated with the implementation, of our restructuring efforts, and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involved estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate or materially different than actual results.

Because the risk factors discussed in this Annual Report, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this Annual Report, particularly those identified in Part I, Item 1A, “Risk Factors” of this Annual Report, that could cause actual results or events to differ materially from forward-looking statements. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

We cannot guarantee future results, events, level of activity, performance or achievement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Using innovative proprietary recombinant nanoparticle vaccine technology, we produce vaccine candidates to efficiently and effectively respond to both known and emerging disease threats. Our vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccine. Our product pipeline targets a variety of infectious diseases, with clinical vaccine candidates against respiratory syncytial virus (“RSV”), influenza and Ebola virus (“EBOV”), and preclinical programs for other infectious disease vaccine candidates.

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

Program	Current Development Stage
Respiratory Syncytial Virus (“RSV”)
•Infants via Maternal Immunization*	Phase 3
•Older Adults	Phase 2
•Pediatrics	Phase 1

Nanoparticle Influenza (“NanoFlu”)	Phase 1/2
Combination Influenza/RSV	Preclinical

Emerging Viruses
•Ebola Virus (“EBOV”)	Phase 1
•Zika Virus (“ZIKV”)	Preclinical

*Supported by the $89.1 million grant from BMGF

A current summary of our significant research and development programs and status of the related product candidates in development follows:

Respiratory Syncytial Virus

We have identified three susceptible target populations that could benefit from the development of our respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”) in different formulations: infants via maternal immunization, older adults (60 years of age and older) and children six months to five years of age (“pediatrics”). We believe our RSV F Vaccine represents a multi-billion dollar revenue opportunity, worldwide. Currently, there is no approved RSV vaccine available.

Repeat infection and lifelong susceptibility to RSV are common and we currently estimate the global cost burden of RSV to be in excess of $88 billion.1 Despite decades of effort to develop an RSV vaccine, there are currently no licensed vaccines. We made a breakthrough in developing a vaccine that targets the fusion protein, or F-protein, of the virus. The F-protein has highly conserved amino acid sequences, called antigenic sites, which we believe are ideal vaccine targets. We genetically engineered a novel F-protein antigen resulting in enhanced immunogenicity by exposing a number of these antigenic sites. The Novavax RSV F Vaccine assembles into a recombinant protein nanoparticle optimized for F-protein antigen presentation. We are seeking to bring the first RSV vaccine to market to combat the 64 million RSV infections that occur globally each year.2,3

RSV Infants via Maternal Immunization Program

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

Clinical Trial Update

Prepare Phase 3 Trial (Ongoing)

We initiated Prepare™, a global pivotal Phase 3 clinical trial of our RSV F Vaccine, using aluminum phosphate as an adjuvant, in approximately 4,600 healthy pregnant women in December 2015. The primary objective of the Prepare trial is to determine the efficacy of maternal immunization with the RSV F Vaccine against symptomatic RSV lower respiratory tract infection with objective measures of medical significance in infants through a minimum of the first 90 days of life and up to the first six months of life.

The Prepare trial utilizes a group sequential design. We will initiate a prescribed interim efficacy analysis when we have approximately 4,600 enrolled women, currently expected in mid-2018, and report results from this interim analysis, expected in early 2019. Assuming successful interim analysis results, the trial would be concluded without further enrollment. In 2017, with approximately 1,300 participants in the Prepare trial, we conducted an informational analysis that provided a positive indication of our vaccine’s potential efficacy (between 45% and 100%10), further de-risking this important program. These results have allowed us to make go-forward decisions relating to various program-related activities.

The Prepare trial is supported by a grant (the “Grant”) of up to $89.1 million from BMGF. The Grant supports development activities, product licensing efforts and World Health Organization (“WHO”) prequalification of our RSV F Vaccine. In 2015, along with the Grant agreement (the “Grant Agreement”), we concurrently entered into a Global Access Commitments Agreement with BMGF, under which we agreed to make a certain amount of the RSV F Vaccine available and accessible at affordable pricing to people in certain low and middle income countries.

1 Estimated value of life lost, future health implications and lost earnings; preliminary data based on Novavax research of available epidemiology and health outcomes data

2 Nair, H., et al., (2010) Lancet. 375:1545 – 1555

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

10 Assumes 2:1 randomization

Phase 2 Safety and Immunogenicity Trial (Completed)

In September 2015, we announced positive top-line data from our Phase 2 clinical trial of our RSV F Vaccine in 50 healthy pregnant women and their infants. This clinical trial evaluated the safety and immunogenicity of our RSV F Vaccine in pregnant women in their third trimester, and assessed the transplacental transfer of maternal antibodies induced by the vaccine. The trial also examined the impact of maternal immunization on infant safety during the first year of life and RSV-specific antibody levels through the infants’ first six months of life. Immunized women demonstrated a geometric mean 14-fold rise in anti-F IgG, a 29-fold rise in palivizumab-competing antibodies and 2.7 and 2.1-fold rises in microneutralization titers against RSV/A and RSV/B, respectively. In contrast, women who received placebo demonstrated no significant change in antibody levels. The infants’ antibody levels at delivery averaged 90-100% of the mothers’ levels, indicating efficient transplacental transfer of antibodies from mother to infant. The estimated half-lives of infant PCA, anti-F IgG, and RSV/A and RSV/B microneutralizing antibodies, based on data through day 60, were 41, 30, 36 and 34 days, respectively.

Fast Track Designation

The FDA granted Fast Track designation to our RSV F Vaccine for protection of infants via maternal immunization. Fast Track designation is intended for products that treat serious or life-threatening diseases or conditions, and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The program is designed to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that approved products can reach the market expeditiously.

RSV Older Adults Program

Burden of Disease

Older adults (60 years of age and older) are at increased risk for RSV disease due to immunosenescence, the age-related decline in the human immune system. In this population, RSV is an important respiratory virus, distinct from influenza, which is frequently responsible for serious lower respiratory tract disease and may lead to hospitalization or even death. Additionally, RSV infection can lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease (“COPD”), asthma and congestive heart failure. In the U.S., the incidence rate is approximately 2.5 million infections per year, and RSV is increasingly recognized as a significant cause of morbidity and mortality in the population of 64 million older adults.11,12 Based on our analysis of published literature applied to 2014 U.S. population estimates, the disease causes 207,000 hospitalizations and 16,000 deaths among adults older than 65.13,14 Annually, we estimate that there are approximately 900,000 medical interventions directly caused by RSV disease across all populations.15,16

11 Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population

12 Falsey, A.R. et al. (1995) JID.172:389-94

13 Falsey, A.R. et al. (2005) NEJM. 352:1749–59 extrapolated to 2015 census population

14 W.W. Thompson et al. Mortality associated with influenza and respiratory syncytial virus in the United States. JAMA 2003; 289(2): 179-186

15 K. Widmer et al. Rates of hospitalizations for respiratory syncytial virus, human metapneumovirus, and influenza virus in older adults. J Infect Dis. 2012; 206: 56-62

16 K. Widmer et al. Respiratory syncytial virus & human metapneumovirus-associated emergency department and hospital burden in adults. Influenza and Other Respiratory Viruses. 2014; 8(3): 347-352.

Clinical Trial Updates and Analyses

Phase 2 (E-205) Safety and Immunogenicity Clinical Trial (Completed)

In July 2017, we announced positive top-line data from our Phase 2 clinical trial of our RSV F Vaccine in older adults known as E-205. The objective of the E-205 trial was to assess safety and immunogenicity to one and two dose regimens of the RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant, in older adults. The trial was a randomized, observer-blinded, placebo-controlled trial which enrolled 300 older adults in the Southern Hemisphere. Participants were enrolled and vaccinated outside of the RSV season to best assess immunogenicity. Immunogenicity results indicated both aluminum phosphate and Matrix-M adjuvants increased the magnitude, duration and quality of the immune response relative to RSV F antigen alone. All formulations and regimens were safe and well-tolerated. The data support the inclusion of adjuvanted formulations of our RSV F Vaccine in future older adult trials, although we do not currently expect to initiate such trials in 2018 without additional funding.

Further Analyses of Prior Clinical Trials

Following the September 2016 announcement of top-line results of Resolve™, our Phase 3 clinical trial of our RSV F Vaccine in older adults conducted during the 2015-16 RSV season in the U.S., we conducted multiple analyses on the clinical data from the Resolve trial, as well as the other completed Phase 2 clinical trials conducted in older adults. Our analyses of these clinical trials sought to better understand their results. More detailed descriptions of each of these RSV older adult clinical trials are found under “Clinical Trial Updates and Analyses” below; the trials are named and briefly described in the following table:

Clinical Trial Name	Phase	Description	Conducted	Participants(#)
E-201	Phase 2	Efficacy in prevention of all symptomatic RSV disease	2014-15 RSV season	1,600
Resolve (or E-301)	Phase 3	Efficacy in prevention of msLRTD	2015-16 RSV season	11,856
E-202 Rollover	Phase 2	Immunogenicity in response to serial immunization after E-201	2015-16 RSV season	1,329
E-205	Phase 2	Immunogenicity in one or two doses, with or without adjuvant	2017	300

We have found that seasonal variation in attack rate, meaning the incidence of infectious disease in an at-risk population, may have a large impact on demonstrating vaccine efficacy in a particular year. Lower attack rates may mean that either the virus is less common in a given season, or alternatively, that the population being studied has increased intrinsic resistance in that season due to a variety of potential factors such as recent prior exposure. In our E-201 trial, we witnessed a high attack rate and showed a clear demonstration of efficacy. In our Resolve trial the following year, we observed a primary endpoint attack rate of only one-fourth that of the previous season. This scenario represents a conundrum that influenza vaccine developers have experienced for decades: “low attack rate” influenza seasons make it very difficult to demonstrate vaccine efficacy.

Additional further analyses of the Resolve trial data indicate that our RSV F Vaccine was associated with a 61% reduction in hospitalizations due to COPD exacerbations, and the same analysis of the E-201 trial showed a similar signal, supporting this finding. We believe that such higher-risk patients represent an unmet medical need with a significant healthcare cost burden that could potentially be addressed by such a vaccine.

Resolve (E-301) Phase 3 Trial (Completed)

In September 2016, we announced top-line data from our Resolve trial. Resolve was a randomized, observer-blinded, placebo-controlled trial that began in November 2015, and was fully enrolled with 11,856 older adults at 60 sites in the U.S. by December 2015. The trial did not meet its pre-specified primary or secondary efficacy objectives and did not demonstrate vaccine efficacy. The primary objective of the Resolve trial was to demonstrate efficacy in the prevention of moderate-severe RSV (“msLRTD”), as defined by the presence of multiple lower respiratory tract symptoms. The secondary objective of the trial was to demonstrate efficacy of the RSV F Vaccine in reducing the incidence of all symptomatic respiratory disease due to RSV ARD. The trial also evaluated the safety of an unadjuvanted, 135 microgram dose of the RSV F Vaccine compared to placebo. Consistent with our previous clinical experience, the vaccine was well-tolerated.

Phase 2 (E-202) Rollover Trial (Completed)

In September 2016, we announced positive top-line data from our E-202 rollover trial of our RSV F Vaccine in older adults. The trial was a randomized, observer-blinded, placebo-controlled rollover trial, which enrolled 1,329 older adults from our prior E-201 trial, conducted at the same 10 sites in the U.S. as the E-201 trial. The primary objectives of the trial were to evaluate safety and serum anti-F IgG antibody concentrations in response to immunization with the RSV F Vaccine. The exploratory objectives of the trial evaluated the efficacy of a second annual dose of the RSV F Vaccine in the prevention of RSV ARD and RSV msLRTD. Participants previously randomized to receive 135 microgram RSV F Vaccine or placebo were re-enrolled and re-randomized to receive either 135 microgram RSV F Vaccine or placebo. This trial design resulted in four separate trial arms: a) participants receiving a placebo in both the first trial and second trial (“Placebo-Placebo”); b) participants receiving RSV F Vaccine in the first trial and placebo in the second trial (“Vaccine-Placebo”); c) participants receiving placebo in the first trial and RSV F Vaccine in the second trial (“Placebo-Vaccine”); and d) participants receiving RSV F Vaccine in both the first trial and second trial (“Vaccine-Vaccine”).

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

Phase 2 (E-201) Trial in Older Adults (Completed)

In August 2015, we announced positive top-line data from our E-201 trial of our RSV F Vaccine in 1,600 older adults. The E-201 trial was designed to prospectively examine the incidence of all symptomatic respiratory illnesses associated with RSV infection, in community-living older adults who were treated with placebo. The trial also evaluated safety and immunogenicity of our RSV F Vaccine compared to placebo. Finally, the trial estimated the efficacy of our RSV F Vaccine in reducing the incidence of respiratory illness due to RSV. The trial was the first to demonstrate efficacy of an active RSV immunization in any clinical trial population. In the per protocol population, the clinical trial showed statistically significant vaccine efficacy in prevention of all symptomatic RSV disease (41%) and, in an ad hoc analysis, showed a decrease in RSV disease with any symptoms of lower respiratory tract infection (45%) in older adults. The clinical trial established an attack rate for symptomatic RSV disease of 4.9% in older adults, 95% of which included lower respiratory track symptoms. Efficacy against more severe RSV illness, defined by the presence of multiple lower respiratory tract symptoms or signs associated with difficulty breathing, was 64% in ad hoc analyses.

RSV Pediatrics Program

Burden of Disease

There are currently approximately 18 million children in the U.S. between six months and five years of age.17 By the age of five, essentially all children will have been exposed to RSV and will likely have developed natural immunity against the virus, thus decreasing the rate of severe disease in these children. In the U.S., RSV is responsible for approximately 57,000 hospitalizations of children under five years of age annually, the vast majority of which occur in infants less than one year old, and especially those under six months of age.18,19,20,21,22

Clinical Trial Update

In September 2015, we announced positive top-line data from our Phase 1 clinical trial of our RSV F Vaccine in healthy children between two and six years of age. This clinical trial evaluated the safety and immunogenicity of our RSV F Vaccine, with one or two doses, with or without aluminum phosphate adjuvant. Trial enrollment was concluded with a smaller than planned cohort so that dosing could be completed ahead of the 2014-15 RSV season. The vaccine was well-tolerated and serum samples collected from a subset of 18 immunized children in the per-protocol population, demonstrated that the RSV F Vaccine was highly immunogenic at all formulations and regimens. There were greater than 10-fold increases in both anti-F IgG and PCA antibody titers in the adjuvanted group and greater than 6-fold increases in anti-F IgG and PCA antibody titers in the unadjuvanted group. Development of our RSV F Vaccine for pediatrics would likely follow successful development of our RSV F Vaccine for maternal immunization.

Influenza

Burden of Disease

Influenza is a world-wide infectious disease that causes illness in humans ranging from mild to life-threatening symptoms or even death. Serious illness occurs not only in susceptible populations such as pediatrics and older adults, but also in the general population largely because of infection by unique strains of influenza for which most humans have not developed protective antibodies. Current estimates for seasonal influenza vaccine growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show a potential increase from approximately $3.2 billion in the 2012-13 season to $5.3 billion by the 2021-22 season.23

The Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (“CDC”) recommends that all persons aged six months and older be vaccinated annually against seasonal influenza. Influenza is a major burden on public health worldwide: an estimated one million deaths each year are attributed to influenza.24 It is further estimated that, each year, influenza attacks between 5% and 10% of adults and 20% to 30% of children, causing significant levels of illness, hospitalization and death.25  One important advantage of recombinant seasonal influenza vaccines, like the candidate we are developing, is that once licensed for commercial sale, large quantities of such vaccine could potentially be manufactured quickly and in a cost-effective manner, without the use of either live influenza virus or eggs. Our recombinant influenza nanoparticles also can display conserved antigenic regions, which have the potential to elicit broadly neutralizing antibodies that appear to protect against a range of “drifted” strains, or influenza strains in which, over time, the hemagglutinin antigen undergoes an accumulation of genetic mutations at the hemagglutinin antigen sites that bind with neutralizing antibodies, potentially resulting in reduced protection of those antibodies. Additionally, nanoparticles offer improved purity and manufacturability and advantages for co-formulation with other nanoparticle-based vaccines.

17 U.S. Census. www.census.go/population/international/data/idb/informationGateway.php

18 Stockman, L.J. et al (2012) Pediatr Infect Dis J. 31: 5-9

19 CDC update May 5, 2015. http://www.cdc.gov/rsv/research/us-surveillance.html

20 Boyce, T.G. et al (2000) Pediatrics; 137: 865-870

21 Hall, C.B. et al (2009) NEJM; 360(6): 588-98

22 Hall, C.B. et al (2013) Pediatrics; 132(2): E341-8

23 Influenza Vaccines Forecasts. Datamonitor (2013)

24 Resolution of the World Health Assembly. (2003) WHA56.19. 28

25 WHO position paper (2012) Weekly Epidemiol Record; 87(47): 461–76

Clinical Trial Update

In February 2018, we reported positive top-line results from our Phase 1/2 clinical trial of our nanoparticle seasonal influenza vaccine candidate, including our proprietary Matrix-M adjuvant (“NanoFlu™ vaccine”), in older adults that was initiated in September 2017. The trial was a randomized, observer-blinded, active comparator-controlled trial in approximately 330 healthy older adults. The primary objective of the trial was to assess the safety and immunogenicity of two concentrations (15 micrograms or 60 micrograms) of NanoFlu vaccine compared to the leading licensed egg-based, high-dose influenza vaccine for older adults (“IIV3-HD”). Key findings from the trial include that NanoFlu vaccine induced:

•	Significantly higher hemagglutination inhibition (“HAI”) antibody responses against homologous H1N1 and H3N2 influenza viruses and comparable HAI responses against the homologous B/Brisbane strain;

•	Significantly higher HAI immune responses against historic and forward-drifted H3N2 virus strains; and

•	Strong neutralizing antibody responses that correlate with HAI results.

Overall, NanoFlu vaccine was well-tolerated over the three-week trial period. Given the strength of these trial results, we have submitted for publication in a peer-reviewed medical journal and/or for presentation at an upcoming scientific meeting. Based on these results, we expect to begin a Phase 2 trial of our NanoFlu vaccine in the third quarter of 2018.

Preclinical Analyses

Preclinical data in which NanoFlu was compared in a head-to-head challenge study against IIV3-HD, as well as IIV3-SD (standard dose) seasonal influenza vaccine, was announced in August 2017 and provided a strong rationale for the initiation of the Phase 1/2 trial. Our NanoFlu vaccine demonstrated significantly stronger and broader immune responses (microneutralizing antibodies) against homologous and heterologous influenza strains, including a series of drifted H3N2 strains evolved across over more than a decade of influenza seasons. In this preclinical challenge study, we showed that our NanoFlu vaccine was more protective than the licensed comparator vaccines against both a homologous H3N2 virus and a ten-year old drifted H3N2 strain. In parallel, we announced the achievement of significant improvements in manufacturing yields and product purity.

Emerging Viruses

Ebola Virus

EBOV, formerly known as Ebola hemorrhagic fever, is a severe, often fatal illness in humans. Multiple strains of EBOV have been identified, the most recent of which, the Makona EBOV strain, is associated with a case fatality rate of 50% to 90%.26 There are currently no licensed treatments proven to neutralize the virus, but a range of blood, immunological and drug therapies are under development. Despite the development of such therapies, current vaccine approaches target either a previous strain of the virus or were initially developed to be delivered by genetic vectors. In contrast, our EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) was developed using the Makona EBOV strain.

26 WHO: http://www.who.int/mediacentre/factsheets/fs103/en/

In July 2015, we announced positive top-line data from our Phase 1 clinical trial of our Ebola GP Vaccine in ascending doses, with and without our Matrix-M adjuvant, in 230 healthy adults. Participants received either one or two intramuscular injections ranging from 6.5 micrograms to 50 micrograms of antigen, with or without adjuvant, or placebo. Immunogenicity was assessed at multiple time points, including days 28 and 35. These Phase 1 data demonstrated that our Ebola GP Vaccine is highly immunogenic, well-tolerated and, in conjunction with our proprietary Matrix-M adjuvant, resulted in significant antigen dose-sparing. The adjuvanted Ebola GP Vaccine was highly immunogenic at all dose levels; the adjuvanted two-dose regimens induced Ebola anti-GP antibody geometric mean responses between 45,000 and 70,000 ELISA units, representing a 500 to 750-fold rise over baseline at day 35. In 2015, we also announced successful data from two separate non-human primate challenge studies of our Ebola GP Vaccine in which, in both cases, the challenge was lethal for the control animal, whereas 100% of the immunized animals were protected.

Zika Virus

We initiated development of a vaccine against the Zika virus (“ZIKV”) in response to the unmet global medical need for a response to this serious disease. The subsequent evolving epidemiology of ZIKV, which saw significant reductions in cases both in the U.S. and around the world in 2017, along with the uncertainty of governmental and non-governmental organization funding, has caused us to suspend these development efforts in lieu of competing resources and corporate priorities around more promising product development.

Combination Respiratory Vaccine

Given the ongoing development of our RSV F Vaccine and our desire to develop a combination respiratory vaccine with the potential to protect against both RSV and seasonal influenza, we made the decision to shift our seasonal influenza vaccine development focus from VLP-based seasonal influenza vaccines to nanoparticle-based seasonal influenza vaccines. We remain confident that a combination nanoparticle vaccine against both RSV and influenza is feasible.

CPLB Joint Venture (India)

CPL Biologicals Private Limited (“CPLB”), our joint venture company with Cadila Pharmaceuticals Limited (“Cadila”) in India, is actively developing a number of vaccine candidates that were genetically engineered by us. CPLB is owned 20% by us and 80% by Cadila. CPLB operates a manufacturing facility in India for the production of vaccines.

Seasonal Influenza

Since 2016, CPLB has been marketing CadiFlu-S, its trivalent VLP influenza vaccine in India, with limited sales in 2017 and expected in 2018.

Rabies

In October 2016, CPLB initiated its Phase 3 clinical trial in India of a recombinant rabies G protein vaccine candidate that can be administered in prophylactic regimens, both pre and post-exposure. The post-exposure regimen has the potential to use fewer doses (three doses) than the current standard of care (five doses). Data from the trial are expected in 2018.

Sales of Common Stock

In January 2017, we entered into an At Market Issuance Sales Agreement (“January 2017 Sales Agreement”), which allowed us to issue and sell up to $75 million in gross proceeds of our common stock. During 2017, we sold 50.9 million shares of common stock under the January 2017 Sales Agreement resulting in $63.4 million in net proceeds at a weighted average sales price of $1.27 per share. From January 1 through January 17, 2018, we sold 6.8 million shares of common stock resulting in $10.3 million in net proceeds. The January 2017 Sales Agreement was fully utilized at that time.

In December 2017, we entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allows us to issue and sell up to $75 million in gross proceeds of our common stock. From January 17, 2018 through March 9, 2018, we sold 12.7 million shares of common stock resulting in $26.0 million in net proceeds, leaving $48.6 million remaining.

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

We have historically performed research and development for U.S. Government agencies under cost reimbursable fixed-fee contracts. Under such cost reimbursable fixed-fee contracts, we were reimbursed and recognized revenue as allowable costs were incurred plus a portion of the fixed-fee earned. We consider fixed-fees under cost reimbursable contracts to be earned in proportion to the allowable costs incurred in performance of the work as compared to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Under our HHS BARDA contract, certain activities were pre-approved by HHS BARDA in order for their costs to be deemed allowable direct costs. Direct costs incurred under cost reimbursable contracts are recorded as research and development expenses. Payments to us under cost reimbursable contracts, such as the HHS BARDA contract, are provisional payments subject to adjustment upon audit by the government. An audit of indirect rates by the U.S. government for the years ended December 31, 2011 and 2012 was completed in the first quarter of 2014, which resulted in $7.7 million revenue recognized in 2015 relating to the recovery of additional costs for the settlement of indirect rates for such years as collection of the amount became reasonably assured. An audit of indirect rates for the years ended December 31, 2013 and 2014 was completed in the first quarter of 2017. When the final determination of the additional costs for the years ended December 31, 2013 and 2014 has been made, and such amount is known and collection of the amount is reasonably assured, revenue and billings will be adjusted accordingly.

Under our Grant Agreement with BMGF, we are reimbursed for certain costs that support development activities, including our global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain WHO prequalification of our RSV F Vaccine. Payments received under the Grant Agreement are deferred and recognized as revenue when research and development activities are performed. We analyze grant agreements to determine whether the payments received should be recorded as revenue or as a reduction to research and development expenses. In reaching this determination, management considers a number of factors, including whether we are the principal under the arrangement, and whether the arrangement is significant to, and part of, our core operations. Historically, payments received under grant agreements have been recognized as revenue since we act as a principal in the arrangement and the activities are core to our operations.

Revenue associated with upfront payments under arrangements is recognized over the contract term or when all obligations associated with the upfront payment have been satisfied.

Marketable Securities

Our marketable securities are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses on these securities, if determined not to be “other-than-temporary,” are included in accumulated other comprehensive income (loss) in stockholders’ deficit. Investments are evaluated periodically to determine whether a decline in value is “other-than-temporary.” Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities until market recovery, to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded in the statements of operations. For marketable securities carried at fair value, we disclose the level within the fair value hierarchy as prescribed by Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. We evaluate the types of securities in our investment portfolio to determine the proper classification in the fair value hierarchy based on trading activity and market inputs. We generally obtain information from an independent third-party to help us determine the fair value of securities in Level 2 of the fair value hierarchy. Investment income is recorded when earned and included in investment income.

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

Goodwill

Goodwill is subject to impairment tests annually or more frequently should indicators of impairment arise. The Company has determined since its only business is the development of recombinant vaccines that it operates as a single operating segment and has one reporting unit. The Company primarily utilizes the market approach and, if considered necessary, the income approach to determine if it has an impairment of its goodwill. The market approach is based on market value of invested capital. To ensure that the Company’s capital stock is the appropriate measurement of fair value, the Company considers factors such as its trading volume, diversity of investors and analyst coverage. If considered necessary, the income approach is used as a confirming look to the market approach. Goodwill impairment may exist if the carrying value of the reporting unit exceeds its estimated fair value. If the carrying value of the reporting unit exceeds its fair value, step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise.

At December 31, 2017 and 2016, the Company used the market approach to determine if the Company had an impairment of its goodwill. The fair value of the Company’s single reporting unit was substantially higher than its carrying value, resulting in no impairment to goodwill at December 31, 2017 and 2016.

Recent Accounting Pronouncements

See “Note 3―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).

Results of Operations for Fiscal Years 2017, 2016 and 2015 (amounts in tables are presented in thousands, except per share information)

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

Revenue:

	2017	2016	2015	Change 2016 to 2017	Change 2015 to 2016
Revenue:
Total revenue	$31,176	$15,353	$36,250	$15,823	$(20,897)

Revenue for 2017 was $31.2 million as compared to $15.4 million for 2016, an increase of $15.8 million, or 103%. Revenue for 2017 and 2016 was primarily comprised of services performed under the Grant Agreement and to a much lesser extent, the HHS BARDA contract and revenue from Novavax AB. Revenue increased under the Grant Agreement in the amount of $18.8 million as a result of increased enrollment of participants in the Prepare trial, which was partially offset by $2.2 million in decreased revenue from services performed under the HHS BARDA contract, which expired in accordance with its terms in September 2016.

Revenue for 2016 was $15.4 million as compared to $36.3 million for 2015, a decrease of $20.9 million, or 58%. Revenue for 2016 and 2015 was primarily comprised of services performed under the Grant Agreement and the HHS BARDA contract, and to a much lesser extent, the PATH Vaccine Solutions clinical development agreement and revenue from Novavax AB. The decrease in revenue is primarily due to a reduction of revenue under the HHS BARDA contract of $31.2 million due to a lower level of activity during 2016 as compared to 2015, $7.7 million recognized in 2015 from the recovery of additional costs for the settlement of indirect rates for the years ended December 31, 2011 and 2012 and $3.1 million relating to our Phase 2 clinical trial of our quadrivalent seasonal influenza VLP vaccine candidate in Australia (“205 Trial”) as collection of the amount became reasonably assured in 2015. This decrease in revenue was partially offset by an increase of $9.4 million in revenue recorded under the Grant Agreement relating to our ongoing RSV F Vaccine Phase 3 clinical trial for the protection of infants via maternal immunization.

We expect revenue in 2018 under the Grant Agreement to be higher than in 2017 as we continue to enroll participants in Prepare.

Expenses:

	2017	2016	2015	Change 2016 to 2017	Change 2015 to 2016
Expenses:
Research and development	$168,435	$237,939	$162,644	$(69,504)	$75,295
General and administrative	34,451	46,527	30,842	(12,076)	15,685
Total expenses	$202,886	$284,466	$193,486	$(81,580)	$90,980

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $168.4 million for 2017 from $237.9 million for 2016, a decrease of $69.5 million, or 29%. The decrease in research and development expenses was primarily due to reduced development activities of our RSV F Vaccine for older adults and lower employee-related costs. At December 31, 2017, we had 300 employees dedicated to our research and development programs versus 322 employees as of December 31, 2016. For 2018, we expect an increase in research and development expenses primarily due to higher anticipated costs to support product development of our RSV F Vaccine and other potential vaccine candidates.

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

The following summarizes our research and development expenses by functional area for the years ended December 31, 2017, 2016 and 2015 (in millions).

	2017	2016	2015
Manufacturing	$81.6	$115.6	$81.2
Vaccine Discovery	5.5	6.1	6.2
Clinical and Regulatory	81.3	116.2	75.2
Total research and development expenses	$168.4	$237.9	$162.6

We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with vaccine development. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay clinical trials in order to focus our resources on more promising vaccine candidates. Completion of clinical trials may take several years or more, but the length of time can vary substantially depending upon the phase, size of clinical trial, primary and secondary endpoints and the intended use of the vaccine candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	the number of participants who participate in the clinical trials;
•	the number of sites included in the clinical trials;
•	if clinical trial locations are domestic, international or both;
•	the time to enroll participants;
•	the duration of treatment and follow-up;
•	the safety and efficacy profile of the vaccine candidate; and
•	the cost and timing of, and the ability to secure, regulatory approvals.

As a result of these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when, and to what extent, we will generate future cash flows from our research projects.

General and Administrative Expenses

General and administrative expenses decreased to $34.5 million for 2017 from $46.5 million for 2016, a decrease of $12.1 million, or 26%. The decrease was primarily due to lower professional fees, including for pre-commercialization activities, and lower employee-related costs, as compared to 2016. At December 31, 2017, we had 48 employees dedicated to general and administrative functions versus 53 employees as of December 31, 2016. For 2018, we expect general and administrative expenses to increase primarily due to higher anticipated employee costs and professional fees.

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

Other Income (Expense):

	2017	2016	2015	Change 2016 to 2017	Change 2015 to 2016
Other Income (Expense):
Investment income	$1,946	$2,143	$660	$(197)	$1,483
Interest expense	(14,072)	(12,965)	(241)	(1,107)	(12,724)
Other income (expense)	67	(31)	(120)	98	89
Total other income (expense), net	$(12,059)	$(10,853)	$299	$(1,206)	$(11,152)

We had total other expense, net of $12.1 million for 2017 compared to total other expense, net of $10.9 million for 2016, an increase of $1.2 million. Our interest expense increased due to the issuance of $325 million aggregate principal amount of convertible senior unsecured notes that will mature on February 1, 2023 (the “Notes”) in the first quarter of 2016.

We had total other expense, net of $10.9 million for 2016 compared to total other income, net of $0.3 million for 2015, a decrease of $11.2 million. Our investment income increased in 2016 as compared to 2015 due to higher cash, cash equivalents and marketable securities balances. Our interest expense increased due to the issuance of the Notes in the first quarter of 2016.

Net Loss:

	2017	2016	2015	Change 2016 to 2017	Change 2015 to 2016
Net Loss:
Net loss	$(183,769)	$(279,966)	$(156,937)	$96,197	$(123,029)
Net loss per share	$(0.63)	$(1.03)	$(0.60)	$0.40	$(0.43)
Weighted average shares outstanding	292,669	270,802	262,248	21,867	8,554

Net loss for 2017 was $183.8 million, or $0.63 per share, as compared to $280.0 million, or $1.03 per share, for 2016, a decreased net loss of $96.2 million. The decreased net loss was primarily due to lower research and development spending, including decreased costs relating to the clinical trials and development activities of our RSV F Vaccine, and lower overall employee-related costs, as compared to 2016.

Net loss for 2016 was $280.0 million, or $1.03 per share, as compared to $156.9 million, or $0.60 per share, for 2015, an increased net loss of $123.0 million. The increased net loss was primarily due to higher research and development spending relating to our RSV F Vaccine and overall higher employee-related costs as compared to 2015.

The increase in weighted average shares outstanding for 2017 and 2016 is primarily a result of sales of our common stock in 2017 and 2015.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing costs. We plan to continue to have multiple vaccines and product candidates in various stages of development, and we believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the scope, initiation, rate and progress of our preclinical studies and clinical trials and other research and development activities. We have primarily funded our operations with proceeds from the sale of common stock in equity offerings, the issuance of convertible debt and revenue under our former contract with HHS BARDA and our current Grant Agreement with BMGF.

As of December 31, 2017, we had $157.3 million in cash and cash equivalents and marketable securities as compared to $235.5 million as of December 31, 2016. These amounts consisted of $106.3 million in cash and cash equivalents and $51.0 million in marketable securities as of December 31, 2017 as compared to $144.4 million in cash and cash equivalents and $91.1 million in marketable securities as of December 31, 2016.

The following table summarizes cash flows for 2017 and 2016 (in thousands):

	2017	2016	Change 2016 to 2017
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(138,696)	$(255,467)	$116,771
Investing activities	35,968	28,017	7,951
Financing activities	64,540	279,030	(214,490)
Effect on exchange rate on cash and cash equivalents	142	(335)	477
Net (decrease) increase in cash and cash equivalents	(38,046)	51,245	(89,291)
Cash and cash equivalents at beginning of year	144,353	93,108	51,245
Cash and cash equivalents at end of year	$106,307	$144,353	$(38,046)

Net cash used in operating activities decreased to $138.7 million for 2017, as compared to $255.5 million for 2016. The decrease in cash usage was primarily due to decreased costs relating to our RSV F Vaccine and lower overall employee-related costs.

During 2017 and 2016, our investing activities consisted primarily of purchases and maturities of marketable securities and capital expenditures. Capital expenditures for 2017 and 2016 were $4.2 million and $18.2 million, respectively. The decrease in capital expenditures was primarily due to reduced capital requirements based on our current operating plans. In 2018, we expect our level of capital expenditures to be consistent with our 2017 spending primarily due to the timelines being extended for the commercialization of our RSV F Vaccine.

Our financing activities consisted primarily of sales of our common stock, issuance of Notes, and to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In 2017, we received net proceeds of $63.4 million from selling shares of common stock through our January 2017 Sales Agreement at a weighted average sales price of $1.27 per share. From January 1, 2018 through March 9, 2018, we sold an additional 19.4 million shares of commons stock through both our January 2017 and December 2017 Sales Agreements resulting in $36.3 million in net proceeds. In 2016, we received net proceeds of $276.5 million through the issuance of our Notes and payments of capped call transactions (see Note 9 to the consolidated financial statements included herewith).

In August 2015, we amended the lease for our facility located in Gaithersburg, Maryland to increase the amount of space leased by us to include the entire facility. Under the terms of the amended lease, the landlord provided us with a tenant improvement allowance of $3.9 million, which was fully funded at December 31, 2017. In May 2016, we entered into a new lease for a facility located in Gaithersburg, Maryland and under the terms of the lease the landlord provided us with a tenant improvement allowance of up to $9.6 million, and $1.2 million was funded at December 31, 2017. In January 2018, this new lease was terminated and we paid a termination fee to the landlord of $5.3 million in the first quarter of 2018, which we believe is less than the potential total lease and operating expense cash obligations that could have been incurred over one year.

In 2007, we entered into an agreement to license certain rights from Wyeth. The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for us to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which we continuously market multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. At present, CPLB’s recombinant trivalent seasonal VLP influenza vaccine (“CadiFlu”) is the only program to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by us only after we have provided ninety (90) days’ notice that we have absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, we amended the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for CadiFlu in 2014. Under the amendment, the milestone payment, which has increased slightly over time, became due on December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, we agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of December 31, 2017 aggregated $7.6 million. At December 31, 2017, the Milestone is recorded in accrued expenses on the consolidated balance sheet and is expected to be paid in the first quarter of 2018. The Milestone was recorded as a research and development expense in 2014.

Based on our most recent cash flow forecast, we believe our current capital, along with anticipated revenue under the Grant Agreement, is sufficient to fund our operating plans for a minimum of twelve months from the date that this Annual Report was filed. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization. We plan to meet such near term capital requirements primarily through cash and investments on hand, and a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. Our ability to obtain additional capital in the near term will likely be subject to various factors, including our ability to perform and thus generate revenue under the Grant Agreement, our overall business performance and market conditions.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations:
Operating leases	$36,518	$6,695	$12,109	$10,913	$6,801
Convertible notes payable	325,000	—	—	—	325,000
Accrued milestone payment	4,000	4,000	—	—	—
Total contractual obligations	$365,518	$10,695	$12,109	$10,913	$331,801

See Note 9 to the consolidated financial statements included in the Annual Report regarding our convertible notes payable, which will mature on February 1, 2023. Our accrued milestone payment is the milestone payment incurred in 2014 under the Wyeth agreement, which is expected to be paid in the first quarter of 2018 (see above for further discussion).

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of December 31, 2017, we had cash and cash equivalents of $106.3 million, marketable securities of $51.0 million, all of which are short-term in nature, and working capital of $129.6 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of December 31, 2017, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ deficit of approximately $2.9 million at December 31, 2017.

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

The Company’s management, with the participation of the chief executive officer and the interim chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on that evaluation, the Company’s chief executive officer and interim chief financial officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, our management has determined that, as of December 31, 2017, our internal controls over financial reporting are effective based on those criteria.

Ernst & Young LLP has issued a report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15 (A) (1).

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and interim chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders scheduled to be held in June 2018 (the “2018 Proxy Statement”). We expect to file the 2018 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2017.

Item 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information required by this item concerning executive compensation to be contained in the 2018 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information required by this item concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2018 Proxy Statement.

The following table provides our equity compensation plan information as of December 31, 2017. Under these plans, our common stock may be issued upon the exercise of stock options and purchases under our Employee Stock Purchase Plan (“ESPP”). See also the information regarding our stock options and ESPP in Note 11 to the consolidated financial statements included herewith.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	46,494,649	$3.51	3,087,705
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)   Includes our 2015 Stock Incentive Plan, 2005 Stock Incentive Plan and ESPP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information required by this item concerning certain related party transactions set forth in Note 15 to our consolidated financial statements included herewith. We incorporate herein by reference other information required by this item concerning certain other relationships and related transactions and director independence to be contained in the 2018 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information required by this item concerning principal accountant fees and services to be contained in the 2018 Proxy Statement.

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

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

Confidential treatment has been granted for portions of exhibits marked with a double asterisk (**).

All other exhibits listed have previously been filed with the SEC and are incorporated herein by reference.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant dated June 18, 2015 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013)

4.1	Specimen stock certificate for shares of common stock of the Registrant, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, File No. 0-26770, filed on September 14, 1995)

4.2	Registration Rights Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009)

4.3	Indenture (including form of Notes) with respect to Novavax’ 3.75% Convertible Senior Notes due 2023, dated as of January 29, 2016, between Novavax and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016)

10.1††	Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013)

10.2††	Amendment to Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement filed on April 30, 2014 in connection with the Annual Meeting held on June 12, 2014)

10.3††	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015)

10.4††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015)

10.5††	Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 20, 2016 in connection with the Annual Meeting held on June 9, 2016)

10.6††	Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 28, 2017 in connection with the Annual Meeting held on June 15, 2017)

10.7††	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015)

10.8††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015)

10.9††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017)

10.10††	Form of Incentive Stock Option Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Performance- and Time-Based Vesting) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2016)

10.11††	Form of Restricted Stock Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015)

10.12††	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016)

10.13††	Employment Agreement between Novavax, Inc. and Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011)

10.14††	Employment Agreement between Novavax, Inc. and Gregory M. Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2010)

10.15††	Employment Agreement between Novavax, Inc. and John A. Herrmann dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016)

10.16††	Employment Agreement between Novavax, Inc. and John J. Trizzino dated March 3, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016)

10.17††	Employment Agreement between Novavax, Inc. and Barclay A. Phillips dated June 24, 2013 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2013)

10.18††	Consulting Agreement between Novavax, Inc. and Barclay A. Phillips, effective November 9, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017)

10.19††	Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017)

10.20††	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010)

10.21	Lease Agreement for space at 9920 Belward Campus Drive between GP Rock One, LLC and Novavax, Inc., dated as of May 7, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.22	First Amendment to Lease Agreement for space at 9920 Belward Campus Drive between GP Rock One, LLC and Novavax, Inc., dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.23	Second Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of June 26, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008)

10.24	Third Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated February 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016)

10.25	Fourth Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated March 31, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017)

10.26	Lease Agreement for space at 20 Firstfield between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012)

10.27	Lease Agreement for space at 22 Firstfield between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012)

10.28	Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of February 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015)

10.29	First Amendment to Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015)

10.30	Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and Novavax, Inc., dated as of March 31, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017)

10.31	Deed of Lease for space at 1201 Clopper Road between IP9 1201 Clopper Road, LLC and Novavax, Inc., dated May 3, 2016 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016)

10.32	First Amendment to Deed of Lease for space at 1201 Clopper Road between IP9 1201 Clopper Road, LLC and Novavax, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017)

10.33**	Contract, effective as of February 24, 2011, between Novavax, Inc. and HHS/OS/ASPR/BARDA (Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended on March 31, 2011, filed on November 4, 2011)

10.34**	Contract Amendment/Modification No. 5 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated February 21, 2014 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 12, 2014)

10.35**	Contract Amendment/Modification No. 6 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated September 22, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 6, 2014)

10.36**	Contract Amendment/Modification No. 8 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated June 5, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015)

10.37**	License Agreement, dated July 5, 2007, between Novavax, Inc. and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007)

10.38**	Amendment No. 1 to License Agreement, effective as of March 17, 2010, between Novavax, Inc. and Wyeth Holdings Corporation (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010)

10.39**	Second Amendment to License Agreement between Wyeth Holdings LLC and Novavax, Inc., dated as of September 1, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2015)

10.40	Stock Purchase Agreement between Novavax, Inc. and Satellite Overseas (Holdings) Limited, dated March 31, 2009 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009)

10.41**	Amended and Restated Joint Venture Agreement between Novavax Inc. and Cadila Pharmaceuticals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)

10.42**	Amended and Restated Technical Services Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)

10.43**	Amended and Restated Seasonal/Other License Agreement between Novavax, Inc. and CPL Biologicals Limited, dated as of June 29, 2009 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009)

10.44**	H1N1 License to Agreement between Novavax, Inc. and CPL Biologicals Private Limited, dated October 6, 2009 (Incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010)

10.45**	Grant Agreement between Bill and Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015)

10.46**	Global Access Commitments Agreement between Bill and Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015)

10.47	Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016)

10.48	Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016)

10.49	Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016)

10.50	Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016)

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011)

21*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the three years in the period ended December 31, 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three years in the period ended December 31, 2017, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three years in the period ended December 31, 2017, (v) the Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2017, and (vi) the Notes to Consolidated Financial Statements.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Stanley C. Erck
President and Chief Executive Officer,
Interim Chief Financial Officer and Director

Date: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stanley C. Erck	President and Chief Executive Officer, Interim	March 14, 2018
Stanley C. Erck	Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

/s/ James F. Young	Chairman of the Board of Directors	March 14, 2018
James F. Young

/s/ Richard H. Douglas	Director	March 14, 2018
Richard H. Douglas

/s/ Gary C. Evans	Director	March 14, 2018
Gary C. Evans

/s/ Michael A. McManus	Director	March 14, 2018
Michael A. McManus

/s/ Rajiv I. Modi	Director	March 14, 2018
Rajiv I. Modi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Novavax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novavax, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Baltimore, Maryland

March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Novavax, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Novavax Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Novavax, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Baltimore, Maryland

March 14, 2018

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$106,307	$144,353
Marketable securities	50,996	91,126
Restricted cash	28,234	30,314
Prepaid expenses and other current assets	17,774	22,037
Total current assets	203,311	287,830
Restricted cash	890	4,590
Property and equipment, net	35,987	40,184
Intangible assets, net	7,873	9,225
Goodwill	53,563	51,673
Other non-current assets	869	799
Total assets	$302,493	$394,301
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,613	$5,685
Accrued expenses	29,610	24,508
Accrued interest	5,078	5,078
Deferred revenue	25,625	30,079
Other current liabilities	7,749	1,056
Total current liabilities	73,675	66,406
Deferred revenue	2,500	2,500
Convertible notes payable	317,763	316,339
Other non-current liabilities	10,287	14,602
Total liabilities	404,225	399,847

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at December 31, 2017 and 2016; and 323,684,820 shares issued and 323,229,390 shares outstanding at December 31, 2017 and 271,701,397 shares issued and 271,245,967 shares outstanding at December 31, 2016	3,237	2,717
Additional paid-in capital	1,020,457	935,997
Accumulated deficit	(1,114,359)	(929,996)
Treasury stock, 455,430 shares, cost basis at both December 31, 2017 and 2016	(2,450)	(2,450)
Accumulated other comprehensive loss	(8,617)	(11,814)
Total stockholders’ deficit	(101,732)	(5,546)
Total liabilities and stockholders’ deficit	$302,493	$394,301

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share information)

Revenue:
Government contract	$—	$2,184	$33,344
Grant and other	31,176	13,169	2,906
Total revenue	31,176	15,353	36,250

Expenses:
Research and development	168,435	237,939	162,644
General and administrative	34,451	46,527	30,842
Total expenses	202,886	284,466	193,486
Loss from operations	(171,710)	(269,113)	(157,236)
Other income (expense):
Investment income	1,946	2,143	660
Interest expense	(14,072)	(12,965)	(241)
Other income (expense)	67	(31)	(120)
Net loss	$(183,769)	$(279,966)	$(156,937)

Basic and diluted net loss per share	$(0.63)	$(1.03)	$(0.60)

Basic and diluted weighted average number of common shares outstanding	292,669	270,802	262,248

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Net loss	$(183,769)	$(279,966)	$(156,937)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities available-for-sale	(50)	54	42
Foreign currency translation adjustment	3,247	(2,744)	(2,561)
Other comprehensive income (loss)	3,197	(2,690)	(2,519)
Comprehensive loss	$(180,572)	$(282,656)	$(159,456)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Year Ended December 31, 2017, 2016 and 2015

						Accumulated	Total
			Additional			Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income(Loss)	(Deficit)
	(in thousands, except share information)
Balance at December 31, 2014	239,287,294	$2,393	$729,373	$(493,093)	$(2,450)	$(6,605)	$229,618
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	13,431	—	—	—	13,431
Exercise of stock options/Purchases under ESPP	1,950,748	19	4,782	—	—	—	4,801
Restricted stock issued as compensation	25,000	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $11,912	29,163,620	292	203,983	—	—	—	204,275
Unrealized gain on marketable securities	—	—	—	—	—	42	42
Foreign currency translation adjustment	—	—	—	—	—	(2,561)	(2,561)
Net loss	—	—	—	(156,937)	—	—	(156,937)
Balance at December 31, 2015	270,426,662	2,704	951,569	(650,030)	(2,450)	(9,124)	292,669
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	19,160	—	—	—	19,160
Exercise of stock options/Purchases under ESPP	1,254,735	13	3,789	—	—	—	3,802
Restricted stock issued as compensation	20,000	—	—	—	—	—	—
Payment of capped call transactions and costs	—	—	(38,521)	—	—	—	(38,521)
Unrealized gain on marketable securities	—	—	—	—	—	54	54
Foreign currency translation adjustment	—	—	—	—	—	(2,744)	(2,744)
Net loss	—	—	—	(279,966)	—	—	(279,966)
Balance at December 31, 2016	271,701,397	2,717	935,997	(929,996)	(2,450)	(11,814)	(5,546)
Cumulative effect of adoption of ASU 2016-09	—	—	594	(594)	—	—	—
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	19,809	—	—	—	19,809
Exercise of stock options/Purchases under ESPP	1,093,513	11	1,141	—	—	—	1,152
Issuance of common stock, net of issuance costs of $1,065	50,889,910	509	62,916	—	—	—	63,425
Unrealized loss on marketable securities	—	—	—	—	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	—	3,247	3,247
Net loss	—	—	—	(183,769)	—	—	(183,769)
Balance at December 31, 2017	323,684,820	$3,237	$1,020,457	$(1,114,359)	$(2,450)	$(8,617)	$(101,732)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating Activities:
Net loss	$(183,769)	$(279,966)	$(156,937)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	9,817	8,505	5,983
Loss on disposal of property and equipment	269	374	681
Amortization of debt issuance costs	1,424	1,305	―
Lease incentives received	1,933	1,963	2,792
Non-cash stock-based compensation	19,809	19,160	13,431
Other	2,715	663	1,460
Changes in operating assets and liabilities:
Restricted cash	5,780	3,301	(36,204)
Prepaid expenses and other assets	2,590	(1,119)	(1,790)
Accounts payable and accrued expenses	5,192	(4,808)	9,075
Deferred revenue	(4,456)	(6,057)	36,140
Other liabilities	―	1,212	(721)
Net cash used in operating activities	(138,696)	(255,467)	(126,090)

Investing Activities:
Capital expenditures	(4,189)	(18,202)	(18,268)
Purchases of marketable securities	(218,045)	(356,556)	(228,521)
Proceeds from maturities of marketable securities	258,202	402,775	225,519
Net cash provided by (used in) investing activities	35,968	28,017	(21,270)

Financing Activities:
Principal payments of capital leases	(37)	(71)	(67)
Principal payments of notes payable	―	(395)	(600)
Changes in restricted cash	―	(819)	(126)
Proceeds from issuance of convertible notes	―	325,000	―
Payments of costs related to issuance of convertible notes	―	(9,966)	―
Payments for capped call transactions and costs	―	(38,521)	―
Net proceeds from sales of common stock	63,425	―	204,275
Proceeds from the exercise of stock options and employee stock purchases	1,152	3,802	4,801
Net cash provided by financing activities	64,540	279,030	208,283
Effect of exchange rate on cash and cash equivalents	142	(335)	(150)
Net (decrease) increase in cash and cash equivalents	(38,046)	51,245	60,773
Cash and cash equivalents at beginning of year	144,353	93,108	32,335
Cash and cash equivalents at end of year	$106,307	$144,353	$93,108

Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$15	$697	$2,797

Supplemental disclosure of cash flow information:
Cash interest payments	$12,188	$6,189	$96

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary, Novavax AB, the “Company”) is a clinical-stage biotechnology company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and adjuvants. Using innovative proprietary recombinant nanoparticle vaccine technology, and its proprietary saponin-based adjuvant technology, the Company produces vaccine candidates to efficiently and effectively respond to both known and emerging disease threats. The Company’s vaccine candidates are genetically engineered three-dimensional nanostructures that incorporate recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccine. The Company’s product pipeline targets a variety of infectious diseases, with clinical vaccine candidates for respiratory syncytial virus (“RSV”), influenza and Ebola virus (“EBOV”), and preclinical programs for other infectious disease vaccine candidates.

Note 2 – Liquidity

The Company’s vaccine candidates currently under development, some of which include adjuvants, will require significant additional research and development efforts that include extensive preclinical studies and clinical testing, and regulatory approval prior to commercial use.

As a clinical-stage biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings, the issuance of convertible debt, revenue under its former contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) and more recently, revenue under the grant agreement (“Grant Agreement”) with the Bill & Melinda Gates Foundation (“BMGF”). Management regularly reviews the Company’s cash and cash equivalents and marketable securities relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to support its product development activities. Based on the Company’s most recent cash flow forecast, the Company believes its current capital, along with anticipated revenue under the Grant Agreement (see Note 7), is sufficient to fund its operating plans for a minimum of twelve months from the date that this Annual Report was filed. The Company plans to meet its near term capital requirements primarily through cash and investments on hand, and a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings will be available to the Company on commercially acceptable terms, if at all. Also, any collaborations, strategic alliances and marketing distribution or licensing arrangements may require the Company to give up some or all rights to a product or technology at less than its full potential value. If the Company is unable to perform under the Grant Agreement or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs, and/or downsize its organization, including its general and administrative infrastructure.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at December 31 (in thousands):

	2017	2016
Cash	$10,482	$17,481
Money market funds	36,762	95,896
Asset-backed securities	16,007	19,000
Corporate debt securities	43,056	11,976
Cash and cash equivalents	$106,307	$144,353

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

Concentration of Credit Risk

Financial instruments, which possibly expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. The Company’s investment policy limits investments to certain types of instruments, including asset-backed securities, high-grade corporate debt securities and money market funds, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. At times, the Company maintains cash balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents.

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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement (see Note 7) and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the funds from the Grant Agreement as it incurs expenses for services performed under the agreement. At December 31, 2017 and 2016, the restricted cash balances (both current and non-current) consist of payments received under the Grant Agreement of $27.4 million and $33.2 million, respectively, and security deposits of $1.7 million at both dates.

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

Goodwill

Goodwill is subject to impairment tests annually or more frequently should indicators of impairment arise. The Company has determined that, because its only business is the development of recombinant vaccines, it operates as a single operating segment and has one reporting unit. The Company utilizes primarily the market approach and, if considered necessary, the income approach to determine if it has an impairment of its goodwill. The market approach is based on market value of invested capital. To ensure that the Company’s capital stock is the appropriate measurement of fair value, the Company considers factors such as its trading volume, diversity of investors and analyst coverage. If considered necessary, the income approach is used to corroborate the results of the market approach. Goodwill impairment may exist if the carrying value of the reporting unit exceeds its estimated fair value. If the carrying value of the reporting unit exceeds its fair value, step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise.

At December 31, 2017 and 2016, the Company used the market approach to determine if the Company had an impairment of its goodwill. The fair value of the Company’s single reporting unit was substantially higher than its carrying value, resulting in no impairment to goodwill at December 31, 2017 and 2016.

Other Intangible Assets

The Company’s intangible assets include proprietary adjuvant technology and collaboration agreements, which were measured at their estimated fair values as of their acquisition dates. Amortization expense for intangible assets is recorded on a straight-line basis over the expected useful lives of the assets, ranging from seven to 20 years. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The Company’s evaluation of intangible assets completed during the years ended December 31, 2017 and 2016 resulted in no impairment losses.

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

Revenue Recognition

The Company performs research and development for U.S. Government agencies and on behalf of grantors and other collaborators under cost reimbursable and fixed price contracts, including license, grant and clinical development agreements. The Company recognizes revenue under research contracts when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and losses on contracts, if any, are recognized in the period in which they become known.

Under its Grant Agreement with BMGF (see Note 7), the Company is reimbursed for certain costs that support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine. Payments received under the Grant Agreement are recognized as revenue in the period in which such research and development activities are performed. The Company analyzes its grant agreements to determine whether the payments received should be recorded as revenue or as a reduction to research and development expenses. In reaching this determination, management considers a number of factors, including whether the Company is principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s core operations. Historically, payments received under grant agreements have been recognized as revenue since the Company acts as a principal in the arrangement and the activities are core to its operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation related to grants of stock options, restricted stock awards and purchases under its Employee Stock Purchase Plan (the “ESPP”) at fair value. The Company recognizes compensation expense related to such awards on a straight-line basis over the requisite service period (generally the vesting period) of the equity awards, which typically occurs ratably over periods ranging from six months to four years. Effective January 1, 2017, the Company accounts for forfeitures when they occur. See Note 11 for a further discussion on stock-based compensation.

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

Restricted stock awards have been recorded as compensation expense over the expected vesting period based on the fair value at the award date using the straight-line method of amortization.

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

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations (“CROs”), and other expenses associated with the Company’s process development, manufacturing, clinical, regulatory and quality assurance activities for its programs. In addition, related indirect costs such as, fringe benefits and overhead expenses, are also included in research and development expenses. Research and development activities are expensed as incurred.

Accrued Research and Development Expenses

The Company accrues research and development expenses, including clinical trial-related expenses, as the services are performed, which may include estimates of those expenses incurred, but not invoiced. The Company uses information provided by third-party service providers and CROs, invoices and internal estimates to determine the progress of work performed on the Company’s behalf. Assumptions based on clinical trial protocols, contracts and participant enrollment data are also developed to determine and analyze these estimates and accruals.

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

Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2017 and 2016, the Company had no accruals for interest or penalties related to income tax matters.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted into law, and the new legislation contains certain key tax provisions that affected the Company, including a reduction of the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizable amounts of its deferred tax assets and liabilities. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118, although it does not expect there to be any adjustment to the income tax expense on the Company’s consolidated statement of operations during the re-measurement period. See Note 13 for additional information on income taxes.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At December 31, 2017, 2016 and 2015, the Company had outstanding stock options and unvested restricted stock awards totaling 46,513,399, 39,277,732 and 23,832,545 shares, respectively. As of December 31, 2017 and 2016, the Company’s Notes were convertible into approximately 47,716,900 shares of the Company’s common stock. These and any shares due to the Company upon settlement of its capped call transactions (see Note 9) are excluded from the computation, as their effect is antidilutive.

Foreign Currency

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $8.6 million and $11.8 million at December 31, 2017 and 2016, respectively.

Segment Information

The Company manages its business as one operating segment: the development of recombinant vaccines. The Company does not operate separate lines of business with respect to its vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC Topic 280, Segment Reporting.

Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718) that simplifies the accounting for share-based payment transactions, including the income tax consequences, the treatment of forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard on the effective date, January 1, 2017, and, as part of the adoption, elected to account for forfeitures when they occur. The impact from adoption of the provisions related to forfeitures was reflected in the Company’s consolidated financial statements on a modified retrospective basis, resulting in an adjustment to accumulated deficit of $0.6 million.

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company has completed an assessment of the potential changes from adopting ASU 2014-09, primarily by reviewing its current revenue streams and deferred revenue balances, and determined there will be no material change to the recognition of its revenue. The Company will apply ASU 2014-09 on a modified retrospective basis as of January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (“ASU 2016-18”), which requires that the change in total cash and cash equivalents at the beginning of period and end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and cash equivalents and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. The standard will be effective January 1, 2018 for the Company, and will be applied using a retrospective transition method to each period presented. The Company will adopt ASU 2016-18 as of January 1, 2018. Although the Company’s restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, the adoption is not expected to have a material impact on the other aspects of the Company’s consolidated cash flow statements, or its consolidated financial statements as a whole, including related disclosures.

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

Note 4– Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at December 31, 2017						Fair Value at December 31, 2016
	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Assets
Money market funds(1)		$36,762	$	―	$	―		$95,896	$	―	$	―
Asset-backed securities(2)		―		29,750		―		―		42,632		―
Corporate debt securities(3)		―		80,309		―		―		79,470		―
Total cash equivalents and marketable securities		$36,762		$110,059	$	―		$95,896		$122,102	$	―
Liabilities
Convertible notes payable	$	―		$152,396	$	―	$	―		$141,989	$	―

(1)	Classified as cash and cash equivalents as of December 31, 2017 and 2016, respectively (see Note 3).
(2)	Includes $16,007 and $19,000 classified as cash and cash equivalents as of December 31, 2017 and 2016, respectively (see Note 3).
(3)	Includes $43,056 and $11,976 classified as cash and cash equivalents as of December 31, 2017 and 2016, respectively (see Note 3).

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

During the years ended December 31, 2017 and 2016, the Company did not have any transfers between Levels.

The amount in the Company’s consolidated balance sheets for accounts payable approximates its fair value due to its short-term nature. The Company’s milestone payment due to Wyeth (see Note 14) also approximates its fair value at December 31, 2017.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of December 31, 2017 and 2016 were comprised of (in thousands):

	December 31, 2017					December 31, 2016
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Asset-backed securities	$13,748	$	―	$(5)	$13,743	$23,636	$	―	$(4)	$23,632
Corporate debt securities	37,265		―	(12)	37,253	67,457		43	(6)	67,494
Total	$51,013	$	―	$(17)	$50,996	$91,093		$43	$(10)	$91,126

Marketable Securities – Unrealized Losses

The Company owned 19 available-for-sale securities as of December 31, 2017. Of these 19 securities, 18 had combined unrealized losses of less than $0.1 million as of December 31, 2017. The Company did not have any investments in a loss position for greater than 12 months as of December 31, 2017. The Company has evaluated its marketable securities and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not likely that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$51,673	$53,065
Currency translation	1,890	(1,392)
Ending balance	$53,563	$51,673

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Finite-lived intangible assets:
Proprietary adjuvant technology	$9,086	$(2,006)	$7,080	$8,222	$(1,404)	$6,818
Collaboration agreements	4,103	(3,310)	793	3,713	(1,306)	2,407
Total identifiable intangible assets	$13,189	$(5,316)	$7,873	$11,935	$(2,710)	$9,225

Amortization expense for the years ended December 2017, 2016 and 2015 was $2.2 million, $0.8 million and $0.9 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

Year	Amount
2018	$761
2019	761
2020	633
2021	454
2022	454

Note 7 – Grant, U.S. Government Contract and Joint Venture

Bill & Melinda Gates Foundation Grant Agreement

In support of the Company’s development of its RSV F Vaccine for infants via maternal immunization, in September 2015, the Company entered into the Grant Agreement with BMGF, under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant supports development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine. Unless terminated earlier by BMGF, the Grant Agreement will continue in effect until the end of 2021. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of the RSV F Vaccine available and accessible at affordable pricing to people in certain low and middle income countries. Unless terminated earlier by BMGF, the GACA will continue in effect until the latter of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant are restricted as to their use until expenditures contemplated in the Grant are incurred. In 2017, the Company recognized revenue from the Grant of $29.7 million, and has recognized approximately $42 million in revenue since the inception of the agreement. At December 31, 2017, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

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

CPLB Joint Venture

In 2009, the Company formed a joint venture with Cadila Pharmaceuticals Limited (“Cadila”), CPLB, to develop and manufacture vaccines, biological therapeutics and diagnostics in India. CPLB is owned 20% by the Company and 80% by Cadila. Because CPLB’s activities and operations are controlled and funded by Cadila, the Company accounts for its investment using the equity method. Since the carrying value of the Company’s initial investment was nominal, and the Company has provided no guarantee or commitment to provide future funding, the Company has not recorded nor expects to record losses related to this investment in the foreseeable future. The Company has recognized as an expense the entire amount of purchases to date under the master services agreements related to CPLB as the Company has not recorded any equity income (loss) of CPLB (see Note 15).

Note 8 – Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31 (in thousands):

	2017	2016
Laboratory supplies	$13,085	$15,736
Other prepaid expenses and other current assets	4,689	6,301
Prepaid expenses and other current assets	$17,774	$22,037

Property and Equipment, net

Property and equipment is comprised of the following at December 31 (in thousands):

	2017	2016
Machinery and equipment	$35,409	$32,596
Leasehold improvements	23,664	22,642
Computer hardware	5,091	4,285
Construction in progress	1,129	2,938
	65,293	62,461
Less ― accumulated depreciation	(29,306)	(22,277)
Property and equipment, net	$35,987	$40,184

Depreciation expense was approximately $7.6 million, $7.7 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2017	2016
Employee benefits and compensation	$11,186	$7,300
Research and development accruals	17,542	15,744
Other accrued expenses	882	1,464
Accrued expenses	$29,610	$24,508

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

The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the consolidated balance sheets.

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

The Company incurred approximately $10.0 million of debt issuance costs during the first quarter of 2016 relating to the issuance of the Notes, which were recorded as a reduction to the Notes on the consolidated balance sheets. The $10.0 million of debt issuance costs is being amortized and recognized as additional interest expense over the seven year contractual term of the Notes using the effective interest rate method. The Company also incurred $0.9 million of expenses related to the capped call transactions, which were recorded as a reduction to additional paid-in-capital.

Total convertible notes payable consisted of the following at (in thousands):

	December 31, 2017	December 31, 2016
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(7,237)	(8,661)
Total convertible notes payable	$317,763	$316,339

Interest expense incurred in connection with the Notes consisted of the following for the years ended December 31 (in thousands):

	2017	2016
Coupon interest	$12,188	$11,240
Amortization of debt issuance costs	1,424	1,305
Total interest expense on Notes	$13,612	$12,545

Note 10 – Stockholders’ Equity

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allows it to issue and sell up to $75 million in gross proceeds of its common stock. From January 17, 2018 through March 9, 2018, the Company sold 12.7 million shares of common stock under the December 2017 Sales Agreement resulting in $26.0 million in net proceeds, leaving $48.6 million remaining.

In January 2017, the Company entered into an At Market Issuance Sales Agreement (“January 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During 2017, the Company sold 50.9 million shares of common stock under the January 2017 Sales Agreement resulting in $63.4 million in net proceeds at a weighted average sales price of $1.27 per share. From January 1 through January 17, 2018, the Company sold 6.8 million shares of common stock resulting in $10.3 million in net proceeds. The January 2017 Sales Agreement was fully utilized at that time.

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

In 2015, the Company sold 1.4 million shares under its At Market Issuance Sales Agreement, entered into in 2012 (the “2012 Sales Agreement”), at an average sales price of $10.63 per share, resulting in $14.6 million in net proceeds. The 2012 Sales Agreement was fully utilized at that time.

Note 11 – Stock-Based Compensation

Stock Options

The 2015 Stock Incentive Plan, as amended, (“2015 Plan”) was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary.

The 2015 Plan authorizes the issuance of up to 36,000,000 shares of common stock under equity awards granted under the plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and the 2005 Plan for the year ended December 31, 2017:

	2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2017	25,104,603	$4.87	14,128,129	$3.30
Granted	12,411,543	$1.37	—	$—
Exercised	—	$—	(115,000)	$1.25
Canceled	(3,840,426)	$4.65	(1,194,200)	$3.92
Outstanding at December 31, 2017	33,675,720	$3.61	12,818,929	$3.26
Shares exercisable at December 31, 2017	8,550,717	$5.87	11,659,554	$3.04
Shares available for grant at December 31, 2017	2,279,280

The fair value of stock options granted under the 2015 Plan and 2005 Plan was estimated at the date of grant or the date upon which the 2015 Plan was approved by the Company’s stockholders for stock options granted prior to that time using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016	2015
Weighted average fair value of options granted	$1.06	$1.88	$4.38
Risk-free interest rate	1.61%-2.34%	0.97%-1.78%	1.19%-2.13%
Dividend yield	0%	0%	0%
Volatility	88.91%-114.10%	57.86%-108.88%	53.58%-68.39%
Expected term (in years)	4.14-7.46	4.22-7.28	3.98-7.34
Expected forfeiture rate(1)	N/A	0%-16.33%	0%-16.33%

(1) See Note 3 regarding the Company’s adoption of ASU 2016-09 in 2017.

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

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of December 31, 2017 was $0.1 million and 7.7 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of December 31, 2017 was less than $0.1 million and 6.2 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised and vesting of restricted stock awards for 2017, 2016 and 2015 was $0.1 million, $2.4 million and $9.7 million, respectively.

Employee Stock Purchase Plan

In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which currently authorizes an aggregate of 3,450,000 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 4,000,000 shares. The number of authorized shares and the maximum number of shares both include an increase of 1,000,000 shares approved at the Company’s 2016 annual meeting of stockholders. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At December 31, 2017, there were 808,425 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016	2015

Range of Black-Scholes fair values of ESPP shares granted	$0.45-$5.47	$1.86-$4.76	$1.06-$3.38
Risk-free interest rate	0.45%-1.13%	0.22%-0.61%	0.05%-0.35%
Dividend yield	0%	0%	0%
Volatility	45.98%-267.85%	43.03%-86.75%	40.79%-64.24%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate(1)	N/A	5%	5%

(1) See Note 3 regarding the Company’s adoption of ASU 2016-09 in 2017.

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the year ended December 31, 2017:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2017	45,000		$4.99
Restricted stock granted	―	$	―
Restricted stock vested	(26,250)		$4.99
Restricted stock forfeited	―	$	―
Outstanding and Unvested at December 31, 2017	18,750		$4.99

The Company recorded stock-based compensation expense for awards issued under the above mentioned plans in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$11,750	$11,168	$6,771
General and administrative	8,059	7,992	6,660
Total stock-based compensation expense	$19,809	$19,160	$13,431

As of December 31, 2017, there was approximately $36 million of total unrecognized compensation expense related to unvested stock options, ESPP and restricted stock awards. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.6 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 12 – Employee Benefits

The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

The Company matches 100% of the first 3% of the participants’ deferral, and 50% on the next 2% of the participants’ deferral, up to a potential 4% Company match. The Company’s matching contributions to the 401(k) plan vest immediately. The Company has recorded expense of $1.5 million, $1.5 million and $0.8 million in 2017, 2016 and 2015, respectively.

The Company’s foreign subsidiary has a pension plan under local tax and labor laws and is obligated to make contributions to this plan. Contributions and other expenses related to this plan were $0.5 million in 2017, 2016 and 2015.

Note 13 – Income Taxes

The Company’s loss from operations before income tax expense by jurisdiction for the years ended December 31 are as follows (in thousands):

	2017	2016	2015
Domestic	$(173,749)	$(273,134)	$(150,227)
Foreign	(10,020)	(6,832)	(6,710)
Total net loss	$(183,769)	$(279,966)	$(156,937)

As a result of current and historical losses, there is no income tax provision for the years ended December 31, 2017, 2016 and 2015.

Deferred tax assets (liabilities) consist of the following at December 31 (in thousands):

	2017	2016
Deferred tax assets:
Federal and State net operating loss carryforward	$240,550	$286,619
Foreign net operating loss carryforward	11,577	9,011
Research tax credits	27,571	23,260
Deferred revenue	668	10,121
Original discount interest	7,167	12,445
Other	16,496	17,981
Total deferred tax assets	304,029	359,437
Valuation allowance	(299,862)	(354,530)
Net deferred tax assets	$4,167	$4,907

Deferred tax liabilities:
Intangibles	(1,789)	(2,090)
Other	(2,378)	(2,817)
Total deferred tax liabilities	(4,167)	(4,907)
Net deferred tax assets	$—	$—

At December 31, 2017, the Company has provided provisional accounting for the tax effects of enactment of the Act. The Company re-measured certain of its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. As a result, the Company’s U.S. deferred tax balances at December 31, 2017 were revalued at the newly enacted tax rate, decreasing the net deferred tax asset (before valuation allowance) by approximately $132 million, offset by a decrease in the valuation allowance by the same amount.

The valuation allowance decreased $54.7 million during the year ended December 31, 2017 primarily due to the impact of the Act and was partially offset by the generation of net operating losses in 2017. The valuation allowance increased by $117.7 million for the year ended December 31, 2016.

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2017	2016	2015
Statutory federal tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(3)%	(3)%	(3)%
Research and development and other tax credits	(2)%	(2)%	(3)%
Release of FIN 48 liability	0%	0%	(2)%
Other	(1)%	2%	1%
Change in tax rate	70%	0%	0%
Change in valuation allowance	(30)%	37%	41%
Income tax provision	0%	0%	0%

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2017 and 2016 as management believes it is more likely than not that the assets will not be realizable.

As of December 31, 2017, the Company had net operating losses and research tax credits available as follows (in thousands):

Amount
Federal and State net operating losses expiring through the year 2037	$974,463
Foreign net operating losses (no expiration)	52,621
Research tax credits expiring through the year 2037	27,477

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to prior ownership change of the Company. The Company does not expect such limitation, if any, to impact the use of the net operating losses and business tax credits.

At December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits. To the extent unrecognized tax benefits are ultimately recognized, it would affect the annual effective income tax rate unless otherwise offset by a corresponding change in the valuation allowance. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in various states, as well as in Sweden. The Company had U.S. tax net operating losses and credit carryforwards that are subject to examination from 1998 through 2017. The statute extends for a number of years beyond the year in which the losses were generated for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards remain subject to examination. The returns in Sweden are subject to examination from 2010 through 2017.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, the Company had no accruals for interest or penalties related to income tax matters.

Note 14 – Commitments and Contingencies

Operating Leases

The Company conducts its operations from leased facilities. The operating leases for these facilities have terms expiring through 2026, unless earlier terminated by the Company in 2023. The leases contain provisions for future rent increases. Also, the leases obligate the Company to pay building operating costs. The Company records a deferred rent liability to account for the funding under improvement allowances and to record rent expense on a straight-line basis for these operating leases.

Future minimum rental commitments under non-cancelable leases as of December 31, 2017 (excluding commitments for the Clopper Road Lease as described below as this lease was terminated in January 2018) are as follows (in thousands):

Year	Operating Leases
2018	$6,695
2019	6,693
2020	5,416
2021	5,398
2022	5,515
Thereafter	6,801
Total minimum lease payments	$36,518

Total rent expenses approximated $8.4 million, $7.0 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

After re-evaluating its real estate needs, the Company amended its lease for approximately 147,000 square feet of facility space located at 1201 Clopper Road, Gaithersburg, Maryland (the “Clopper Road Lease”), allowing for, among other things, the ability to terminate the Clopper Road Lease upon the occurrence of certain events. In January 2018, the landlord terminated the Clopper Road Lease, and the Company paid a termination fee to the landlord of $5.3 million, which the Company believes is less than the potential total lease and operating expense cash obligations that could have been incurred over one year. The Company expects to record total expense, which includes the termination fee and write-down of the related leasehold improvements, and is partially offset by deferred rent expense previously recorded, of approximately $1 million in the first quarter of 2018 in connection with the termination of the Clopper Road Lease.

Contingencies

In 2007, the Company entered into an agreement to license certain rights from Wyeth Holdings Corporation, a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license is a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. The Wyeth license provides for the Company to make an upfront payment (previously made), ongoing annual license fees, sublicense payments, milestone payments on certain development and commercialization activities and royalties on any product sales. Except in certain circumstances in which the Company continuously markets multiple products in a country within the same vaccine program, the milestone payments are one-time only payments applicable to each related vaccine program. At present, CPLB’s recombinant trivalent seasonal VLP influenza vaccine (“CadiFlu”) is the only program to which the Wyeth license applies. The license may be terminated by Wyeth only for cause and may be terminated by the Company only after it has provided ninety (90) days’ notice that the Company has absolutely and finally ceased activity, including through any affiliate or sublicense, related to the manufacturing, development, marketing or sale of products covered by the license. In September 2015, the Company entered into an amendment to the license agreement with Wyeth. Among other things, the amendment restructured the $3 million milestone payment (“Milestone”) owed as a result of CPLB’s initiation of a Phase 3 clinical trial for CadiFlu in 2014. Under the amendment, the Milestone, which has increased slightly over time, became due on December 31, 2017. The amendment also restructured the final milestone payment to apply to the initial seasonal influenza VLP vaccine candidate being developed outside India. Thus, the aggregate milestone payments for a seasonal influenza VLP vaccine candidate developed and commercialized was increased from $14 million to up to $15 million. In connection with the execution of the amendment, the Company agreed to pay a one-time only payment to Wyeth. The amendment also increased annual license maintenance fees associated with VLP vaccine candidates from $0.2 million to $0.3 million per year. Payments under the agreement to Wyeth as of December 31, 2017 aggregated to $7.6 million. At December 31, 2017, the Milestone is recorded in accrued expenses on the consolidated balance sheet and is expected to be paid in the first quarter of 2018. The Milestone was recorded as a research and development expense in 2014.

Note 15 – Related Party Transactions

Dr. Rajiv Modi, a director of the Company, is also the managing director of Cadila. The Company and Cadila formed a joint venture, CPLB (see Note 7). A subsidiary of Cadila owned 2.5 million shares of the Company’s outstanding common stock as of December 31, 2017. The Company and Cadila also entered into master services agreements, pursuant to which Cadila or CPLB may perform certain research, development and manufacturing services for the Company. For 2017, 2016 and 2015, the Company incurred $0.1 million, $0.4 million and $2.2 million, respectively, in expenses under the master services agreements. No amount was owed to CPLB under the master services agreement at December 31, 2017; however, the Company owed $0.1 million at December 31, 2016.

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President, Chief Executive Officer and Interim Chief Financial Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provides clinical development and operations services related to the Company’s Phase 3 clinical trial of its RSV F Vaccine for infants via maternal immunization and other professional services. The agreement is scheduled to terminate in July 2018.  In 2017, the Company incurred $0.2 million in consulting expenses under the agreement. The amount due and unpaid for services performed under the agreement at December 31, 2017 was less than $0.1 million.

Note 16 – Quarterly Financial Information (Unaudited)

The Company’s unaudited quarterly information for the years ended December 31, 2017 and 2016 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2017:
Revenue	$5,680	$6,732	$8,352	$10,412
Net loss	$(43,854)	$(44,465)	$(44,607)	$(50,843)
Net loss per share	$(0.16)	$(0.16)	$(0.15)	$(0.16)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2016:
Revenue	$4,218	$2,505	$3,231	$5,399
Net loss	$(77,252)	$(79,351)	$(66,254)	$(57,109)
Net loss per share	$(0.29)	$(0.29)	$(0.24)	$(0.21)

The net loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net loss per share for the four quarters may not equal the net loss per share for the respective twelve-month period.

