Form 10-Q
period 2018-06-30
NOVAVAX INC
filed 2018-08-08
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 382,591,799 as of August 3, 2018.

NOVAVAX, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017	2

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	3

	Notes to the Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,475	$106,307
Marketable securities	78,636	50,996
Restricted cash	10,132	28,234
Prepaid expenses and other current assets	17,092	17,774
Total current assets	194,335	203,311
Restricted cash	952	890
Property and equipment, net	30,829	35,987
Intangible assets, net	6,897	7,873
Goodwill	51,983	53,563
Other non-current assets	811	869
Total assets	$285,807	$302,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,686	$5,613
Accrued expenses	22,042	29,610
Accrued interest	5,078	5,078
Deferred revenue	7,683	25,625
Other current liabilities	1,530	7,749
Total current liabilities	43,019	73,675
Deferred revenue	2,500	2,500
Convertible notes payable	318,475	317,763
Other non-current liabilities	9,520	10,287
Total liabilities	373,514	404,225

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2018 and December 31, 2017; 382,139,415 shares issued and 381,683,985 shares outstanding at June 30, 2018 and 323,684,820 shares issued and 323,229,390 shares outstanding at December 31, 2017	3,821	3,237
Additional paid-in capital	1,127,298	1,020,457
Accumulated deficit	(1,205,203)	(1,114,359)
Treasury stock, 455,430 shares, cost basis at both June 30, 2018 and December 31, 2017	(2,450)	(2,450)
Accumulated other comprehensive loss	(11,173)	(8,617)
Total stockholders’ deficit	(87,707)	(101,732)
Total liabilities and stockholders’ deficit	$285,807	$302,493

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Grant and other	$10,773	$6,732	$20,426	$12,412
Total revenue	10,773	6,732	20,426	12,412

Expenses:
Research and development	44,542	39,263	89,056	76,916
General and administrative	8,224	8,940	16,876	17,793
Total expenses	52,766	48,203	105,932	94,709
Loss from operations	(41,993)	(41,471)	(85,506)	(82,297)
Other income (expense):
Investment income	807	523	1,338	997
Interest expense	(3,403)	(3,516)	(6,806)	(7,029)
Other income (expense)	97	(1)	130	10
Net loss	$(44,492)	$(44,465)	$(90,844)	$(88,319)

Basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.25)	$(0.32)

Basic and diluted weighted average number of common shares outstanding	375,923	283,444	356,555	278,836

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(44,492)	$(44,465)	$(90,844)	$(88,319)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable debt securities available-for-sale	14	(33)	22	(34)
Foreign currency translation adjustment	(2,116)	1,765	(2,578)	2,245
Other comprehensive income (loss)	(2,102)	1,732	(2,556)	2,211
Comprehensive loss	$(46,594)	$(42,733)	$(93,400)	$(86,108)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net loss	$(90,844)	$(88,319)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,136	4,167
(Gain) Loss on disposal of property and equipment	(45)	296
Non-cash impact of lease termination	(4,381)	―
Amortization of debt issuance costs	712	712
Lease incentives received	―	1,485
Non-cash stock-based compensation	9,496	8,726
Other	(1,067)	1,347
Changes in operating assets and liabilities:
Prepaid expenses and other assets	389	1,869
Accounts payable and accrued expenses	(6,504)	(105)
Deferred revenue	(17,938)	12,922
Net cash used in operating activities	(106,046)	(56,900)

Investing Activities:
Capital expenditures	(459)	(2,318)
Proceeds from maturities of marketable securities	51,115	130,609
Purchases of marketable securities	(78,374)	(151,044)
Net cash used in investing activities	(27,718)	(22,753)

Financing Activities:
Principal payments on capital lease	―	(37)
Net proceeds from sales of common stock	96,486	22,735
Proceeds from the exercise of stock options and employee stock purchases	1,442	797
Net cash provided by financing activities	97,928	23,495
Effect of exchange rate on cash, cash equivalents and restricted cash	(36)	61
Net decrease in cash, cash equivalents and restricted cash	(35,872)	(56,097)
Cash, cash equivalents and restricted cash at beginning of period	135,431	179,257
Cash, cash equivalents and restricted cash at end of period	$99,559	$123,160

Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at quarter-end	$—	$334
Property and equipment purchases included in accounts payable and accrued expenses	$161	$686

Supplemental disclosure of cash flow information:
Cash payments of interest	$6,094	$6,094

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

 As a clinical-stage biotechnology company, the Company has primarily funded its operations with proceeds from the sale of its common stock in equity offerings, the issuance of convertible debt, revenue under its grant agreement (“Grant Agreement”) with the Bill & Melinda Gates Foundation (“BMGF”), and in past years, under its former contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”). Management regularly reviews the Company’s cash and cash equivalents and marketable securities relative to its operating budget and forecast to monitor the sufficiency of the Company’s working capital, and anticipates continuing to draw upon available sources of capital to support its product development activities. Based on the Company’s most recent cash flow forecast, the Company believes its current capital, along with anticipated revenue under the Grant Agreement (see Note 10), is sufficient to fund its operating plans for a minimum of twelve months from the date that this Quarterly Report was filed. The Company plans to meet its near term capital requirements primarily through cash and investments on hand, and a combination of equity and debt financings, collaborations, strategic alliances and marketing distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings will be available to the Company on commercially acceptable terms, if at all. Also, any collaborations, strategic alliances and marketing distribution or licensing arrangements may require the Company to give up some or all rights to a product or technology at less than its full potential value. If the Company is unable to perform under the Grant Agreement or obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate one or more of its product research and development programs, and/or downsize its organization, including its general and administrative infrastructure.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2018, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $11.2 million and $8.6 million at June 30, 2018 and December 31, 2017, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	June 30, 2018	December 31, 2017
Cash	$3,873	$10,482
Money market funds	35,555	36,762
Asset-backed securities	30,500	16,007
Corporate debt securities	18,547	43,056
Cash and cash equivalents	$88,475	$106,307

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

Marketable Securities

Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that include commercial paper, asset-backed securities and corporate notes. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity.

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

The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the consolidated balance sheets, and unrealized gains and losses on marketable securities are reported as a separate component of stockholders’ deficit until realized. Marketable securities are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities until market recovery, to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded as other income (expense) in the consolidated statements of operations.

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement with BMGF (see Note 10) and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At June 30, 2018 and December 31, 2017, the restricted cash balances (both current and non-current) consist of payments received under the Grant Agreement of $10.1 million and $27.4 million, respectively, and security deposits of $1.0 million and $1.7 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$88,475	$106,307
Restricted cash current	10,132	28,234
Restricted cash non-current	952	890
Cash, cash equivalents and restricted cash	$99,559	$135,431

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and subsequently issued amendments to ASU 2014-09, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new revenue standard became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method. The adoption of the new revenue standard as of January 1, 2018 did not materially change the Company’s timing of revenue recognition as the majority of its revenue continues to be recognized under the Grant Agreement (see discussion below). Since the Company did not identify any accounting changes that impacts its revenue recognition timing, no adjustment to accumulated deficit was required upon adoption.

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

The Company’s current revenue primarily consists of revenue under its Grant Agreement with BMGF (see Note 10). The Company is reimbursed for certain costs that support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine for infants via maternal immunization (“ResVax™”). The Company’s Grant Agreement does not provide a direct economic benefit to BMGF. Rather, the Company entered into an agreement with BMGF to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low and middle income countries. Based on these circumstances, the Company does not consider BMGF to be a customer and concluded the Grant Agreement is outside the scope of Topic 606. Payments received under the Grant Agreement are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

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

Income Taxes

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”) and allows the Company to record provisional amounts during the measurement period not to extend beyond one year of the enactment date. The Company was able to reasonably estimate certain effects of the Act as of December 31, 2017 and has not changed the preliminary estimates as of June 30, 2018. The Company expects to complete its analysis within the measurement period in accordance with SAB 118, although it does not expect there to be any adjustment to the income tax expense on the Company’s consolidated statement of operations during the re-measurement period.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At June 30, 2018 and 2017, the Company had outstanding stock options and unvested restricted stock awards totaling 44,837,650 and 37,361,469 respectively. At June 30, 2018, the Company’s Notes (see Note 7) were convertible into approximately 47,716,900 shares of the Company’s common stock. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The Company completed its assessment of the potential changes from adopting ASU 2014-09, primarily by reviewing its current revenue streams and deferred revenue balances. Based on the Company’s assessment, there were no material changes to the timing of recognition of its revenue as the majority of its revenue continues to be recognized under the Grant Agreement. The Company applied ASU 2014-09 on a modified retrospective basis as of January 1, 2018.

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

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard will be effective January 1, 2019 for the Company, with early adoption permitted. The standard will be applied using a modified retrospective approach.  The Company will adopt this standard on January 1, 2019 and is currently evaluating the potential impact to its consolidated financial statements and related disclosures.

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

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at June 30, 2018						Fair Value at December 31, 2017
	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Assets
Money market funds(1)		$35,555	$	―	$	―		$36,762	$	―	$	―
Asset-backed securities(2)		―		30,500		―		―		29,750		―
Corporate debt securities(3)		―		97,183		―		―		80,309		―
Total assets		$35,555		$127,683	$	―		$36,762		$110,059	$	―
Liabilities
Convertible notes payable	$	―		$189,722	$	―	$	―		$152,396	$	―

(1)	Classified as cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively (see Note 3).
(2)	Includes $30,500 and $16,007 classified as cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively (see Note 3).
(3)	Includes $18,547 and $43,056 classified as cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively (see Note 3).

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor’s valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Pricing of the Company’s Notes (see Note 7) has been estimated using other observable inputs, including the price of the Company’s common stock, implied volatility, interest rates and credit spreads among others. Over time, the Company expects a market for the Notes to develop when there is sufficient volume of trading. At that time, the Company intends to use trade data as the principal basis for measuring fair value.

During the six months ended June 30, 2018, the Company did not have any transfers between levels.

The amount recorded in the Company’s unaudited consolidated balance sheets for accounts payable and accrued expenses approximates their fair value due to their short-term nature.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of June 30, 2018 and December 31, 2017 were comprised of (in thousands):

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$—	$—	$—	$—	$13,748	$—	$(5)	$13,743
Corporate debt securities	78,631	10	(5)	78,636	37,265	—	(12)	37,253
Total	$78,631	$10	$(5)	$78,636	$51,013	$—	$(17)	$50,996

Marketable Securities – Unrealized Losses

The primary objective of the Company’s investment policy is the preservation of capital; thus, the Company’s investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.

The Company owned 18 available-for-sale securities as of June 30, 2018. Of these 18 securities, 5 had combined unrealized losses of less than $0.1 million as of June 30, 2018. The Company did not have any investments in a loss position for greater than 12 months as of June 30, 2018. The Company has evaluated its marketable securities and has determined that none of these investments had an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not likely that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the six months ended June 30, 2018 was as follows (in thousands):

Amount
Balance at December 31, 2017	$53,563
Currency translation adjustments	(1,580)
Balance at June 30, 2018	$51,983

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,364	$(2,056)	$6,308	$9,086	$(2,006)	$7,080
Collaboration agreements	3,777	(3,188)	589	4,103	(3,310)	793
Total identifiable intangible assets	$12,141	$(5,244)	$6,897	$13,189	$(5,316)	$7,873

Amortization expense for the six months ended June 30, 2018 and 2017 was $0.4 million.

Estimated amortization expense for existing intangible assets for the remainder of 2018 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2018 (remainder)	$351
2019	701
2020	583
2021	418
2022	418
2023	418

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

Total convertible notes payable consisted of the following at (in thousands):

	June 30, 2018	December 31, 2017
Principal amount of the Notes	$325,000	$325,000
Unamortized debt issuance costs	(6,525)	(7,237)
Total convertible notes payable	$318,475	$317,763

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Coupon interest	$3,047	$3,047	$6,094	$6,094
Amortization of debt issuance costs	356	356	712	712
Total interest expense on the Notes	$3,403	$3,403	$6,806	$6,806

Note 8 – Stockholders’ Deficit

In April 2018, the Company completed a public offering of 34,848,507 shares of its common stock, including 4,545,457 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $1.65 per share resulting in net proceeds of approximately $54 million.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allows it to issue and sell up to $75 million in gross proceeds of its common stock. During the first quarter of 2018, the Company sold 15.7 million shares of common stock under the December 2017 Sales Agreement resulting in $32.3 million in net proceeds at a weighted average sales price of $ 2.09 per share. No sales were made subsequent to March 31, 2018. As of June 30, 2018, the Company has approximately $42.2 million available under the December 2017 Sales Agreement.

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

The 2015 Plan authorizes the issuance of up to 56,000,000 shares of common stock under equity awards granted under the plan, including an increase of 20,000,000 shares approved at the Company’s 2018 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and 2005 Plan for the six months ended June 30, 2018:

	2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2018	33,675,720	$3.61	12,818,929	$3.26
Granted	497,100	$1.80	—	$—
Exercised	(176,137)	$1.35	(331,020)	$1.81
Canceled	(1,268,635)	$4.00	(378,307)	$4.06
Outstanding at June 30, 2018	32,728,048	$3.58	12,109,602	$3.27
Shares exercisable at June 30, 2018	11,421,018	$5.68	11,988,227	$3.25
Shares available for grant at June 30, 2018	23,025,815

The fair value of stock options granted under the 2015 Plan and 2005 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average Black-Scholes fair value of stock options granted	$1.33	$0.81	$1.38	$1.03
Risk-free interest rate	2.59%-2.74%	1.63%-1.71%	2.26%-2.74%	1.63%-2.34%
Dividend yield	0%	0%	0%	0%
Volatility	113.68%-114.24%	106.92%-111.46%	113.68%-114.24%	88.91%-111.46%
Expected term (in years)	4.10-4.11	4.18-4.60	4.10-4.14	4.18-7.46
Expected forfeiture rate	0%	0%	0%	0%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of June 30, 2018 was $0.2 million and 7.3 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of June 30, 2018 was $0.1 million and 6.0 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised and vesting of restricted stock awards for the six months ended June 30, 2018 and 2017 was $0.3 million and less than $0.1 million, respectively.

Employee Stock Purchase Plan

In 2013, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), which currently authorizes an aggregate of 7,600,000 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 8,000,000 shares. The number of authorized shares and the maximum number of shares both include an increase of 4,000,000 shares approved at the Company’s 2018 annual meeting of stockholders. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At June 30, 2018, there were 4,270,880 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Range of Black-Scholes fair value of ESPP shares granted	$0.66-$3.53	$1.05-$5.47	$0.45-$3.53	$1.05-$5.47
Risk-free interest rate	0.74%-1.79%	0.57%-0.70%	0.66%-1.79%	0.45%-0.70%
Dividend yield	0%	0%	0%	0%
Volatility	59.84%-203.83%	54.67%-267.85%	59.84%-203.83%	45.98%-267.85%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	0%	0%	0%

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the six months ended June 30, 2018:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2018	18,750		$4.99
Restricted stock granted	―	$	―
Restricted stock vested	―	$	―
Restricted stock forfeited	(18,750)		$4.99
Outstanding and Unvested at June 30, 2018	―	$	―

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,489	$2,534	$5,587	$4,748
General and administrative	1,762	1,980	3,909	3,978
Total stock-based compensation expense	$4,251	$4,514	$9,496	$8,726

As of June 30, 2018, there was approximately $27 million of total unrecognized compensation expense related to unvested stock options and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.4 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 10 – Grant Agreement

Bill & Melinda Gates Foundation (“BMGF”) Grant Agreement

In support of the Company’s development of ResVax, in September 2015, the Company entered into the Grant Agreement with BMGF, under which it was awarded a grant up to $89.1 million (the “Grant”). The Grant supports development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain WHO prequalification of ResVax. Unless terminated earlier by BMGF, the Grant Agreement will continue in effect until the end of 2021. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low and middle income countries. Unless terminated earlier by BMGF, the GACA will continue in effect until the latter of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until expenditures contemplated in the Grant Agreement are incurred. In the three and six months ended June 30, 2018, the Company recognized revenue from the Grant of $8.7 million and $18.0 million, respectively, and has recognized approximately $60 million in revenue since the inception of the agreement. At June 30, 2018, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

Note 11 – License Agreement with Wyeth Holdings LLC

In July 2018, the Company terminated a 2007 agreement to license certain rights from Wyeth Holdings LLC (formerly Wyeth Holdings Corporation), a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license offered a non-exclusive, worldwide license to a family of patents and patent applications covering virus-like particles (“VLP”) technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. At present, the Company has no programs to which the Wyeth license applies, and CPLB’s recombinant trivalent seasonal VLP influenza vaccine (“CadiFlu”) is only licensed in India. In September 2015, due to CPLB’s initiation of a Phase 3 clinical trial of CadiFlu in 2014, the Company entered into an amendment to the Wyeth license that, among other things, increased the milestone payment (“Milestone”) from $3 million to as much as $4 million if not paid before December 31, 2017. The Milestone was paid in the first quarter of 2018. The Milestone was recorded as a research and development expense in 2014. Payments under the Wyeth license as of June 30, 2018 aggregated to $11.6 million.

Note 12 – Facility Leases

In January 2018, the Company’s 1201 Clopper Road lease was terminated, and the Company paid a termination fee to the landlord of $5.3 million, which the Company believes is less than the potential total lease and operating expense cash obligations that could have been incurred over one year. The Company recorded total expense, which includes the termination fee and write-down of the related leasehold improvements, and is partially offset by deferred rent expense previously recorded, of $0.9 million in the first quarter of 2018 in connection with the termination of the 1201 Clopper Road lease.

Note 13 – Related Party Transactions

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President and Chief Executive Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provides clinical development and operations services related to the Company’s Phase 3 clinical trial of ResVax and other professional services. The agreement has been extended to terminate in January 2019.  For the six months ended June 30, 2018, the Company incurred $0.2 million in consulting expenses under the agreement. The amount due and unpaid for services performed under the agreement at June 30, 2018 and December 31, 2017 was less than $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our December 2017 Sales Agreement; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; the expected timing and content of regulatory actions; payments by the Bill & Melinda Gates Foundation (“BMGF”); reimbursement by the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”); our available cash resources and the availability of financing generally, plans regarding partnering activities, business development initiatives and the adoption of stock incentive plans and amendments thereto; the effectiveness, and expected costs and savings, and the timing of such costs and savings, and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different than actual results.

Because the risk factors discussed in this Quarterly Report and identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors that could cause results to differ in the cautionary statements included in this Quarterly Report, particularly those identified in Part II, Item 1A “Risk Factors,” and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery, development and commercialization of recombinant nanoparticle vaccines and our Matrix™ adjuvants. Using innovative proprietary recombinant nanoparticle vaccine technology, we produce vaccine candidates to efficiently and effectively respond to both known and emerging disease threats. Our vaccine candidates are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and that may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our product pipeline (see below) targets a variety of infectious diseases.

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

Program	Current Development Stage
Respiratory Syncytial Virus (“RSV”)
•ResVax™* (Infants via Maternal Immunization)	Phase 3
•Older Adults	Phase 2
•Pediatrics	Phase 1

Seasonal Influenza
•NanoFlu™” (Older Adults)	Phase 1/2
Combination Influenza/RSV	Preclinical
Ebola Virus (“EBOV”)	Phase 1

*Supported by $89.1 million grant from BMGF

A summary of our significant research and development programs and status of the related product candidates in development follows:

Respiratory Syncytial Virus (RSV)

Three susceptible target populations could benefit from the development of a respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”) in different formulations: infants via maternal immunization, older adults (60 years of age and older) and children six months to five years of age (“pediatrics”). We believe our RSV F Vaccine represents a multi-billion dollar revenue opportunity, worldwide. Currently, no approved RSV vaccine is available.

Despite the development of partial immunity, following infection during childhood, individuals remain susceptible to RSV reinfection for the remainder of their lives.1 We currently estimate the global cost burden of RSV to be in excess of $88 billion.2 We made a breakthrough in developing a stable and immunogenic vaccine that targets the fusion protein, or F-protein, of the virus. The F-protein has highly conserved amino acid sequences, called antigenic sites, which we believe are ideal vaccine targets. We genetically engineered a novel F-protein antigen resulting in enhanced immunogenicity by exposing a number of these antigenic sites. The Novavax RSV F Vaccine assembles into a recombinant protein nanoparticle optimized for F-protein antigen presentation. We are seeking to bring the first RSV vaccine to market to combat the 64 million RSV infections that occur globally each year.3,4

1 PLOS. “How immunity to respiratory syncytial virus develops in childhood, deteriorates in adults.” Science Daily. 21 April 2016. https://www.sciencedaily.com/releases/2016/04/160421145747.htm

2 Estimated value of life lost, future health implications and lost earnings; preliminary data based on Novavax research of available epidemiology and health outcomes data

3 NIH/NIAID. RSV webpage. Accessed July 13, 2018. https://www.niaid.nih.gov/diseases-conditions/respiratory-syncytial-virus-rsv

4 WHO Acute Respiratory Infections September 2009 Update: http://apps.who.int/vaccine_research/diseases/ari/en/index2.html

        ResVax Program (Infants via Maternal Immunization)

Burden of Disease

RSV is the most common cause of lower respiratory tract infections and the leading viral cause of severe lower respiratory tract disease in infants and young children worldwide.5 In the U.S., RSV is the leading cause of hospitalization of infants6 and, globally, is second only to malaria as a cause of death in children under one year of age.7

Clinical Trial Update and Analyses

Prepare Trial (Ongoing)

We initiated Prepare™, a global pivotal Phase 3 clinical trial of ResVax™, our RSV F Vaccine using aluminum phosphate as an adjuvant for infants via maternal immunization, in December 2015.

In May 2018, we enrolled 4,636 pregnant women, of which at least 3,000 were actively vaccinated. The primary objective of the Prepare trial is to determine the efficacy of maternal immunization with ResVax against medically significant RSV-positive lower respiratory tract infection (“LRTI”) in infants through a minimum of the first 90 days of life and up through the first six months of life.

We recently reached agreement with the U.S. Food and Drug Administration (“FDA”) that the upcoming planned efficacy analysis to be conducted in the first quarter of 2019 will be the final analysis used to support the future biologics license application (“BLA”) submission. We reached this agreement because the enrollment of 4,636 pregnant women (and their infants) meets the FDA’s minimum standards for evaluation of both the safety and efficacy of ResVax, and the current aggregate number of blinded primary endpoint cases along with projected cases give us confidence that we can make a statistically sound efficacy conclusion from the Prepare trial. We expect to report on these data in the first quarter of 2019 and, assuming successful results, expect to file a BLA with the FDA and a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”) by the first quarter of 2020.

In December 2017, we announced that we completed an informational analysis of the Prepare trial data related to ResVax prevention of medically significant RSV-positive LRTI in the initial 1,307 infants from the trial. Data from the informational analysis allowed us to calculate an observed vaccine efficacy point estimate in the range between 45% and 100% at that time.8

The Prepare trial is supported by a grant of up to $89.1 million from BMGF (the “Grant”). The Grant supports development activities, product licensing efforts and World Health Organization (“WHO”) prequalification of ResVax. In 2015, along with the Grant agreement (the “Grant Agreement”), we concurrently entered into a Global Access Commitments Agreement with BMGF, under which we agreed to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low and middle income countries.

5 Nair, H., et al. (2010) Lancet. 375:1545-1555

6 Leader S., et al. (2003) J Pediatr. 143: S127

7 Losano R., et al. (2012/Dec15) Lancet. 380: 2095

8Assumes 2:1 randomization

Fast Track Designation

The FDA has granted ResVax “Fast Track” designation, which is intended for products that treat serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The program is designed to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that approved products can reach the market expeditiously. Specifically, Fast Track designation facilitates meetings to discuss all aspects of development to support licensure, and it provides the opportunity to submit sections of a BLA on a rolling basis as data become available, which permits the FDA to review modules of the BLA as they are received instead of waiting for the entire BLA submission. In addition, priority review (6-month review versus standard 10-month review) is a potential benefit that may be available to ResVax in the future.

RSV Older Adults Program

Burden of Disease

Older adults (60 years of age and older) are at increased risk for RSV disease due in part to immunosenescence, the age-related decline in the human immune system.9 In this population, RSV is an important respiratory virus, distinct from influenza, which is frequently responsible for serious lower respiratory tract disease and may lead to hospitalization or even death.10 Additionally, RSV infection can lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease (“COPD”), asthma and congestive heart failure.11 In the U.S., the reported incidence rate of 5.5% RSV in older adults is approximately 2.5 million infections per year.12 RSV is increasingly recognized as a significant cause of morbidity and mortality in the population of 73 million older adults in the U.S. today, which is expected to grow to over 87 million by 2025.13 Based on our analysis of published literature, the disease causes 207,000 hospitalizations and 16,000 deaths among adults older than 65.12,14,15 Annually, we estimate that there are approximately 900,000 medical interventions directly caused by RSV disease in this population.

Clinical Trial Update and Analyses

In July 2017, we announced positive top-line data from our Phase 2 clinical trial of our RSV F Vaccine in older adults known as E-205. The objective of the E-205 trial was to assess safety and immunogenicity to one and two dose regimens of the RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant, in older adults. The trial was a randomized, observer-blinded, placebo-controlled trial which enrolled 300 older adults in the Southern Hemisphere. Participants were enrolled and vaccinated outside of the RSV season to best assess immunogenicity. Immunogenicity results indicated both aluminum phosphate and Matrix-M adjuvants increased the magnitude, duration and quality of the immune response relative to RSV F antigen alone. All formulations and regimens were safe and well-tolerated. The data support the inclusion of adjuvanted formulations of our RSV F Vaccine in future older adult trials, although we do not currently expect to initiate such trials in 2018.

Following the September 2016 announcement of top-line results of Resolve™, our Phase 3 clinical trial of our RSV F Vaccine in older adults, we conducted multiple analyses on the clinical data from this and other clinical trials conducted in older adults in an effort to better understand their results. In general, we found that seasonal variation in attack rate, meaning the incidence of infectious disease in an at-risk population, may have a large impact on demonstrating vaccine efficacy in a particular year. This may help explain why the Resolve trial failed to meet its primary endpoints. Further analyses of clinical trial data indicate that our RSV F Vaccine is associated with material reductions in hospitalizations due to COPD exacerbations in COPD patients, an important unmet medical need and significant healthcare cost burden that could potentially be addressed by our RSV F Vaccine.

9 Weinberger B. (2017) Clin Exp Immuol. 187:1-3

10 Falsey, A.R., et al. (1995) JID.172:389-94

11 Walsh E.E., et al. (2004) JID. 189:233-38

12 Falsey, A.R., et al. (2005) NEJM. 352: 1749-59

13 U.S. Census. https://www.census.gov/data-tools/demo/idb/region.php?N=%20Results%20&T=15&A=separate&RT=0&Y=2018&R=-1&C=US

14 W.W. Thompson et al. Mortality associated with influenza and respiratory syncytial virus in the U.S. JAMA 2003; 289(2): 179-186

15 K. Widmer, et al. (2014) Influenza and Other Respiratory Viruses. 8(3): 347-352

RSV Pediatrics Program

Burden of Disease

        There are currently approximately 18 million children in the U.S. between six months and five years of age.13 By the age of five, essentially all children will have been exposed to RSV and will likely have developed natural immunity against the virus, thus decreasing the rate of severe disease in these children. However until then, children remain vulnerable to RSV disease, offering a strong rationale for a pediatric vaccine that could offer enhanced protection.

Clinical Trial Update and Analyses

In September 2015, we announced positive top-line data from our Phase 1 clinical trial of our RSV F Vaccine in healthy children between two and six years of age. This clinical trial evaluated the safety and immunogenicity of our RSV F Vaccine, with one or two doses, with or without aluminum phosphate adjuvant. Trial enrollment was concluded with a smaller than planned cohort so that dosing could be completed ahead of the 2014-15 RSV season. The vaccine was well-tolerated and serum samples collected from a subset of 18 immunized children in the per-protocol population, demonstrated that the RSV F Vaccine was highly immunogenic at all formulations and regimens. Development of our RSV F Vaccine for pediatrics would likely follow the potential success of ResVax.

Influenza

NanoFlu Program (Older Adults)

Burden of Disease

Influenza is a world-wide infectious disease that causes illness in humans ranging from mild to life-threatening symptoms or even death. Serious illness occurs in susceptible populations such as pediatrics and older adults, but also occurs in the general population largely because of infection by constantly evolving strains of influenza virus for which most humans have not yet developed protective antibodies. Current estimates for seasonal influenza vaccine growth in the top seven markets (U.S., Japan, France, Germany, Italy, Spain and UK), show a potential increase from approximately $3.2 billion in the 2012-13 season to $5.3 billion by the 2021-22 season.16

Influenza is a major burden on public health worldwide: it is estimated that up to 5 million cases of severe illness and as many as 650,000 deaths each year are attributed to influenza.17 In industrialized countries most deaths associated with influenza occur among people age 65 or older. It is further estimated that, each year, influenza attacks between 5% and 10% of adults and 20% to 30% of children, causing significant levels of illness, hospitalization and death.18  In the U.S., the Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention (“CDC”) estimates that influenza has resulted in between 9.2 million and 35.6 million illnesses, between 140,000 and 710,000 hospitalizations and between 12,000 and 56,000 deaths annually since 2010.19 The CDC recommends that all persons aged six months and older be vaccinated annually against seasonal influenza. Current vaccine effectiveness is low, particularly in the older population (65 years of age and older) where it was 20% overall and only 17% for the dominant A(H3N2) strain for the recent 2017-18 influenza season.20 Among all hospitalizations, 58% of which were from older adults (65 years of age and older), the A(H3N2) strain accounted for 61% of hospitalizations in the most recent influenza season.21 Additionally, A(H3N2) predominated among all age groups, ranging from 51% of viruses among the population aged 5–24 years to 70% among the older adult population (65 years of age and older).21

16 Influenza Vaccines Forecasts. Datamonitor (2013)

17 WHO. Influenza Fact Sheet. (January 31, 2018). http://www.who.int/news-room/fact-sheets/detail/influenza-(seasonal)

18 WHO position paper (2012) Weekly Epidemiol Record; 87(47): 461–76

19 CDC. Influenza Fact Sheet. (January 31, 2018). https://www.cdc.gov/flu/about/disease/burden.htm

20 CDC. ACIP Meeting, June 20, 2018. https://www.youtube.com/watch?v=Tj7U2IVR4Jg

21 CDC. MMWR. June 8, 2018. https://www.cdc.gov/mmwr/volumes/67/wr/pdfs/mm6722-H.pdf

Our recombinant seasonal influenza vaccine is produced to display the exact sequence of hemagglutinin antigen found on circulating influenza viruses, a key advantage compared to egg-based influenza vaccine, which have been shown to have sequence mutations arising during production. The presence of such egg-induced mutations can alter the immune response to egg-produced influenza vaccines, such that both measureable antibody titers and clinical effectiveness may be compromised. Our recombinant influenza nanoparticles also display conserved antigenic regions, which have the potential to elicit broadly neutralizing antibodies that appear to protect against a range of “drifted” strains, or influenza strains in which, over time, the hemagglutinin antigen undergoes an accumulation of genetic mutations at the hemagglutinin antigen sites that bind with neutralizing antibodies, potentially resulting in reduced protection of those antibodies. Additionally, nanoparticles offer improved purity and manufacturability and advantages for co-formulation with other nanoparticle-based vaccines.

Clinical Trial Update and Analyses

In February 2018, we reported positive top-line results from our Phase 1/2 clinical trial of our nanoparticle seasonal trivalent influenza vaccine candidate, including our proprietary Matrix-M adjuvant (“NanoFlu™”), in older adults that was conducted during the 2017-18 influenza season in the U.S. The trial was a randomized, observer-blinded, active comparator-controlled trial in approximately 330 healthy older adults. The primary objective of the trial was to assess the safety and immunogenicity of two dose levels (15 micrograms or 60 micrograms of hemagglutinin per strain) of NanoFlu compared to Fluzone® High Dose, the market-leading licensed egg-based, high-dose influenza vaccine for older adults (“IIV3-HD”). NanoFlu was well tolerated and had an acceptable safety profile; short-term reactogenicity was comparable to IIV3-HD. With regard to immunogenicity, as compared to IIV3-HD, NanoFlu induced:

•	Significantly higher hemagglutination inhibition (“HAI”) immune responses against the homologous and four generations of drifted wild-type A(H3N2) influenza strains:
o	64% increase in HAI against forward drifted virus A(H3N2) virus A/Singapore (the future 2018-19 vaccine strain) (p=0.0009);
o	47% increase in HAI against the vaccine homologous A(H3N2) virus A/Hong Kong (the 2016-17 and 2017-18 vaccine strain) (p=0.0056);
o	54% increase in HAI against recent historic drifted A(H3N2) virus A/Switzerland (the 2015-16 vaccine strain) (p=0.0065); and
o	28-38% increase in HAI against distant historic drifted A(H3N2) viruses A/Texas (the 2014-15 vaccine strain) and A/Victoria (the 2012-13 vaccine strain), respectively (p=0.0366; p=0.0058).
•	Higher HAI antibody responses against the homologous A(H1N1) influenza strain.
•	Comparable HAI responses against the homologous B/Brisbane strain.
•	Strong neutralizing antibody responses that correlate with HAI results.

In June 2018, these clinical results were published in a peer-reviewed letter in The New England Journal of Medicine.22 We met with the FDA about the Phase 1/2 trial results and expect to begin a Phase 2 clinical trial of NanoFlu in quadrivalent formulations in the third quarter of 2018. During a pre-IND meeting in 2018, the FDA acknowledged and agreed that the accelerated approval pathway for seasonal influenza vaccines could be available for NanoFlu. Accelerated approval may be granted for certain biological products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments. Such an approval will be based on adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. For seasonal influenza vaccines, the HAI antibody response may be an acceptable surrogate marker of activity that is reasonably likely to predict clinical benefit. To be considered for accelerated approval, a BLA for a new seasonal influenza vaccine should include results from one or more well-controlled studies designed to meet immunogenicity endpoints and a commitment to conduct confirmatory post-marketing studies of clinical effectiveness in preventing influenza.

22 Shinde V, et al. (2018). N Engl J Med. 378:2346-48.

Combination Influenza/RSV Vaccine

Given the ongoing development of NanoFlu and our RSV F Vaccine, there is a strong rationale for a combination respiratory vaccine with the potential to protect susceptible populations against both diseases. Although testing is at an early stage, we remain confident that a combination vaccine against both influenza and RSV is achievable.

Ebola Virus

EBOV is a severe, often fatal illness in humans. The average EBOV case fatality rate is around 50%. Case fatality rates have varied from 25% to 90% in past outbreaks.23 There are currently no licensed treatments proven to neutralize the virus, but a range of blood, immunological and drug therapies are under development. Despite the development of such therapies, current vaccine approaches target either a previous strain of the virus or were initially developed to be delivered by genetic vectors. In contrast, our EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) was developed using the Makona EBOV strain.

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

CPLB Joint Venture (India)

        CPL Biologicals Private Limited (“CPLB”), our joint venture company with Cadila Pharmaceuticals Limited (“Cadila”) in India, is marketing a seasonal influenza and actively developing a number of other vaccine candidates that were genetically engineered by us. CPLB is owned 20% by us and 80% by Cadila. CPLB operates a manufacturing facility in India for the production of vaccines.

Seasonal Influenza

CPLB began marketing CadiFlu, its trivalent VLP influenza vaccine in India in 2016 and completed such marketing activities in 2017 with limited sales in both years.

23WHO: http://www.who.int/mediacentre/factsheets/fs103/en/. February 12, 2018.

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

In December 2017, we entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allows us to issue and sell up to $75 million in gross proceeds of our common stock. During the first quarter of 2018, we sold 15.7 million shares of common stock under the December 2017 Sales Agreement resulting in $32.3 million in net proceeds at a weighted average sales price of $2.09 per share. No sales were made subsequent to March 31, 2018. As of June 30, 2018, we have approximately $42.2 million available under the December 2017 Sales Agreement.

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

Three Months Ended June 30, 2018 and 2017 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Three Months Ended June 30,
	2018	2017	Change 2017 to 2018
Revenue:
Total revenue	$10,773	$6,732	$4,041

Revenue for the three months ended June 30, 2018 was $10.8 million as compared to $6.7 million for the same period in 2017, an increase of $4.0 million, or 60%. Revenue for the three months ended June 30, 2018 and 2017 was primarily comprised of services performed under the Grant Agreement and to a lesser extent, revenue from Novavax AB. Revenue increased $2.0 million under the Grant Agreement, as a result of increased enrollment of participants in the Prepare trial, and by an additional $2.0 million as a result of increased Novavax AB activities.

We expect revenue in 2018 under the Grant Agreement to be slightly higher than in 2017 due to increased enrollment of participants in Prepare, who we continue to monitor through scheduled follow-up visits.

Expenses:

	Three Months Ended June 30,
	2018	2017	Change 2017 to 2018
Expenses:
Research and development	$44,542	$39,263	$5,279
General and administrative	8,224	8,940	(716)
Total expenses	$52,766	$48,203	$4,563

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses increased to $44.5 million for the three months ended June 30, 2018 from $39.3 million for the same period in 2017, an increase of $5.3 million, or 13%. The increase in research and development expenses was primarily due to increased development activities of ResVax. At June 30, 2018, we had 298 employees dedicated to our research and development programs versus 294 employees as of June 30, 2017. For 2018, we expect an increase in research and development expenses from 2017 primarily due to higher anticipated costs to support product development of ResVax and NanoFlu.

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

The following summarizes our research and development expenses by functional area for the three months ended June 30 (in millions):

	2018	2017
Manufacturing	$21.0	$20.3
Vaccine Discovery	1.7	1.4
Clinical and Regulatory	21.8	17.6
Total research and development expenses	$44.5	$39.3

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

General and Administrative Expenses

General and administrative expenses decreased to $8.2 million for the three months ended June 30, 2018 from $8.9 million for the same period in 2017, a decrease of $0.7 million, or 8%. The decrease was primarily due to lower employee-related costs. At June 30, 2018, we had 49 employees dedicated to general and administrative functions versus 52 employees as of June 30, 2017. For 2018, we expect general and administrative expenses to be consistent with 2017.

Other Income (Expense):

	Three Months Ended June 30,
	2018	2017	Change 2017 to 2018
Other Income (Expense):
Investment income	$807	$523	$284
Interest expense	(3,403)	(3,516)	113
Other income (expense)	97	(1)	98
Total other income (expense)	$(2,499)	$(2,994)	$495

We had total other expense, net of $2.5 million for the three months ended June 30, 2018 compared to total other expense, net of $3.0 million for the same period in 2017, a decrease of $0.5 million.

Net Loss:

	Three Months Ended June 30,
	2018	2017	Change 2017 to 2018
Net Loss:
Net loss	$(44,492)	$(44,465)	$(27)
Net loss per share	$(0.12)	$(0.16)	$0.04
Weighted shares outstanding	375,923	283,444	92,479

Net loss for the three months ended June 30, 2018 was $44.5 million, or $0.12 per share, as compared to $44.5 million, or $0.16 per share, for the same period in 2017.

The increase in weighted average shares outstanding for the three months ended June 30, 2018 is primarily a result of sales of our common stock in 2018 and 2017.

Six Months Ended June 30, 2018 and 2017 (amounts in tables are presented in thousands, except per share information)

Revenue:

	Six Months Ended June 30,
	2018	2017	Change 2017 to 2018
Revenue:
Total revenue	$20,426	$12,412	$8,014

Revenue for the six months ended June 30, 2018 was $20.4 million as compared to $12.4 million for the same period in 2017, an increase of $8.0 million, or 65%. Revenue for the six months ended June 30, 2018 and 2017 was primarily comprised of services performed under the Grant Agreement and to a lesser extent, revenue from Novavax AB. Revenue increased $5.8 million under the Grant Agreement, as a result of increased enrollment of participants in the Prepare trial, and by an additional $2.2 million as a result of increased Novavax AB activities.

Expenses:

	Six Months Ended June 30,
	2018	2017	Change 2017 to 2018
Expenses:
Research and development	$89,056	$76,916	$12,140
General and administrative	16,876	17,793	(917)
Total expenses	$105,932	$94,709	$11,223

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses increased to $89.1 million for the six months ended June 30, 2018 from $76.9 million for the same period in 2017, an increase of $12.1 million, or 16%. The increase in research and development expenses was primarily due to increased development activities of ResVax. At June 30, 2018, we had 298 employees dedicated to our research and development programs versus 294 employees as of June 30, 2017.

Expenses by Functional Area

The following summarizes our research and development expenses by functional area for the six months ended June 30 (in millions):

	2018	2017
Manufacturing	$40.8	$39.1
Vaccine Discovery	3.3	2.9
Clinical and Regulatory	45.0	34.9
Total research and development expenses	$89.1	$76.9

General and Administrative Expenses

General and administrative expenses decreased to $16.9 million for the six months ended June 30, 2018 from $17.8 million for the same period in 2017, a decrease of $0.9 million, or 5%. The decrease was primarily due to lower employee-related costs. At June 30, 2018, we had 49 employees dedicated to general and administrative functions versus 52 employees as of June 30, 2017.

Other Income (Expense):

	Six Months Ended June 30,
	2018	2017	Change 2017 to 2018
Other Income (Expense):
Investment income	$1,338	$997	$341
Interest expense	(6,806)	(7,029)	223
Other income (expense)	130	10	120
Total other income (expense)	$(5,338)	$(6,022)	$684

We had total other expense, net of $5.3 million for the six months ended June 30, 2018 compared to total other expense, net of $6.0 million for the same period in 2017, a decrease of $0.7 million.

Net Loss:

	Six Months Ended June 30,
	2018	2017	Change 2017 to 2018
Net Loss:
Net loss	$(90,844)	$(88,319)	$(2,525)
Net loss per share	$(0.25)	$(0.32)	$0.07
Weighted shares outstanding	356,555	278,836	77,719

Net loss for six months ended June 30, 2018 was $90.8 million, or $0.25 per share, as compared to $88.3 million, or $0.32 per share, for the same period in 2017, an increased net loss of $2.5 million. The increased net loss was primarily due to higher research and development spending, including increased development activities of ResVax, partially offset by increased revenue under the Grant Agreement.

The increase in weighted average shares outstanding for the six months ended June 30, 2018 is primarily a result of sales of our common stock in 2018 and 2017.

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

As of June 30, 2018, we had $178.2 million in cash and cash equivalents, marketable securities and restricted cash as compared to $186.4 million as of December 31, 2017. These amounts consisted of $88.5 million in cash and cash equivalents, $78.6 million in marketable securities and $11.1 million in restricted cash as of June 30, 2018 as compared to $106.3 million in cash and cash equivalents, $51.0 million in marketable securities and $29.1 million in restricted cash as of December 31, 2017.

The following table summarizes cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Change 2017 to 2018
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(106,046)	$(56,900)	$(49,146)
Investing activities	(27,718)	(22,753)	(4,965)
Financing activities	97,928	23,495	74,433
Effect on exchange rate on cash, cash equivalents and restricted cash	(36)	61	(97)
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,872)	(56,097)	20,225
Cash, cash equivalents and restricted cash at beginning of period	135,431	179,257	(43,826)
Cash, cash equivalents and restricted cash at end of period	$99,559	$123,160	$(23,601)

Net cash used in operating activities increased to $106.0 million for the six months ended June 30, 2018, as compared to $56.9 million for the same period in 2017. The increase in cash usage is primarily due to the receipt of a $25 million payment under the Grant Agreement in the six months ended June 30, 2017, whereas no payment was received in the same period of 2018 (however, we expect to receive a $15 million payment in the third quarter of 2018) along with increased reimbursements from restricted cash of $4.8 million in the six months ended June 30, 2018 as compared to the same period in 2017 as a result of higher development costs of ResVax. This increase also includes $13.5 million of one-time payments that included our lease termination fee and the Milestone to Wyeth along with the Company’s annual bonus that was paid in the first quarter of 2018 (partially offset by the Company’s retention bonus paid in the six months ended June 30, 2017). We adopted a new accounting standard in 2018 that requires restricted cash to be included in the beginning and ending cash balances on the statements of cash flows for all periods presented.

During the six months ended June 30, 2018 and 2017, our investing activities consisted primarily of purchases and maturities of marketable securities and capital expenditures. Capital expenditures for the six months ended June 30, 2018 and 2017 were $0.5 million and $2.3 million, respectively. The decrease in capital expenditures was primarily due to the timing of purchases of laboratory equipment and systems based on our current operating plans. In 2018, we expect our level of capital expenditures to be consistent with our 2017 spending primarily due to the timelines being extended for the commercialization of our RSV F Vaccine.

Our financing activities consisted primarily of sales of our common stock, and to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the six months ended June 30, 2018, we completed a public offering of 34,848,507 shares of our common stock at a price of $1.65 per share resulting in net proceeds of approximately $54 million and received net proceeds of $42.6 million from selling shares of common stock through our January 2017 and December 2017 Sales Agreements at a weighted average sales price of $1.93 per share. In the six months ended June 30, 2017, we received net proceeds of $22.7 million from selling shares of common stock through our January 2017 Sales Agreement at a weighted average sales price of $1.31 per share.

In May 2016, we entered into a lease for a facility located in Gaithersburg, Maryland and under the terms of the lease the landlord provided us with a tenant improvement allowance of up to $9.6 million, and $1.2 million was funded through the lease termination. In January 2018, this lease was terminated and we paid a termination fee to the landlord of $5.3 million in the first quarter of 2018, which we believe is less than the potential total lease and operating expense cash obligations that could have been incurred over one year.

In July 2018, we terminated a 2007 agreement to license certain rights from Wyeth Holdings LLC (formerly Wyeth Holdings Corporation), a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license offered a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. At present, we have no programs to which the Wyeth license applies, and CPLB’s recombinant trivalent seasonal VLP influenza vaccine (“CadiFlu”) is only licensed in India. In September 2015, due to CPLB’s initiation of a Phase 3 clinical trial of CadiFlu in 2014, we entered into an amendment to the Wyeth license that, among other things, increased the milestone payment (“Milestone”) from $3 million to as much as $4 million if not paid before December 31, 2017. The Milestone was paid in the first quarter of 2018. The Milestone was recorded as a research and development expense in 2014. Payments under the Wyeth license as of June 30, 2018 aggregated to $11.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of June 30, 2018, we had cash and cash equivalents of $88.5 million, marketable securities of $78.6 million, all of which are short-term in nature, $11.1 million in restricted cash and working capital of $151.3 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of June 30, 2018, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ deficit of approximately $2.7 million at June 30, 2018.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2018, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factors disclosed below, there are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Security breaches and other disruptions could compromise our information and expose us to liability, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical participants, suppliers and business partners and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, “hactivists,” patient groups, disgruntled current or former employees and others. Hacker attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached due to employee error or malfeasance. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Furthermore, if our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business. In addition, privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which can increase the costs incurred by us in complying with such laws. The European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or litigation related to violation of existing or future data privacy laws and regulations.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015)

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013)

10.1	Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 30, 2018 in connection with the Annual Meeting held on June 14, 2018)

10.2	Novavax, Inc. Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed April 30, 2018 in connection with the Annual Meeting held on June 14, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three- and six-month periods ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

__________________

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 8, 2018	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ John J. Trizzino
Senior Vice President, Chief Business Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

