Form 10-K
period 2018-12-31
NOVAVAX INC
filed 2019-03-18
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant had elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2018 on the Nasdaq Global Select Market) was approximately $505,900,000.

As of March 12, 2019, there were 441,344,182 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2018 in connection with the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

NOVAVAX, INC.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “Novavax,” the “Company,” “we,” “us” and “our” refer to Novavax, Inc. and its wholly-owned subsidiary, Novavax AB (unless the context otherwise indicates).

NOTE REGARDING TRADEMARKS

Novavax™, NanoFlu™, Matrix-M™, Matrix™, Prepare™, Resolve™, and ResVax™ are trademarks of Novavax. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their owners. All rights reserved. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Overview

Novavax, Inc., together with our wholly-owned Swedish subsidiary, Novavax AB, is a late-stage biotechnology company focused on the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. Using innovative proprietary recombinant nanoparticle vaccine technology, we produce vaccine candidates to efficiently and effectively respond to both known and emerging disease threats.

We were incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 20 Firstfield Road, Gaithersburg, Maryland, 20878, and our telephone number is (240) 268-2000. Our common stock is listed on the Nasdaq Global Select Market under the symbol “NVAX.”

Our vaccine candidates, including our lead candidates, ResVaxTM and NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our product pipeline (see below) targets a variety of infectious diseases. We are also developing immune stimulating saponin-based adjuvants through our wholly owned Swedish subsidiary, Novavax AB. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and was well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Respiratory Syncytial Virus (“RSV”)
•ResVax* (Infants via Maternal Immunization)	Phase 3
•Older Adults	Phase 2
•Pediatrics	Phase 1

Seasonal Influenza
•NanoFlu (Older Adults)	Phase 2

Combination Seasonal Influenza/RSV	Preclinical

*Supported by a grant of up to $89.1 million from the Bill & Melinda Gates Foundation (“BMGF”)

A summary and status of these vaccine programs follows:

Respiratory Syncytial Virus (RSV)

Currently, there is no approved RSV vaccine available to combat the estimated 64 million RSV infections that occur globally each year. We have identified three susceptible target populations that we believe could benefit from the development of our respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”) in different formulations: (1) infants via maternal immunization, (2) older adults (60 years and older) and (3) children six months to five years old (“pediatrics”). With our current estimates of the annual global cost burden of RSV in excess of $88 billion, we believe our RSV F Vaccine represents a multi-billion dollar worldwide opportunity.

ResVax Program (Infants via Maternal Immunization)

ResVax, our adjuvanted RSV F Vaccine for infants via maternal immunization, is our lead vaccine program. RSV is the most common cause of lower respiratory tract infections and the leading viral cause of severe lower respiratory tract disease in infants and young children worldwide. In the U.S., RSV is the leading cause of hospitalization of infants and, globally, is second only to malaria as a cause of death in children under one year of age.

In February 2019, we announced top-line data from the Prepare trial, which we initiated in December 2015 to determine the efficacy of ResVax against medically significant RSV-positive lower respiratory tract infection (“LRTI”) in infants through a minimum of the first 90 days of life and up through the first six months of life. While the Prepare trial did not meet its pre-specified primary efficacy endpoint, it did demonstrate efficacy against one of the secondary objectives (RSV LRTI hospitalizations), the first RSV vaccine to show efficacy in a Phase 3 clinical trial. In addition, in the Prepare trial, other pre-specified exploratory endpoints and post-hoc analyses highlight ResVax’ potential to improve global health against RSV disease in this vulnerable population. Like previous clinical trials, ResVax showed a favorable safety and tolerability profile from the Prepare trial. With these results, we plan to meet with both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) later in 2019, to discuss and assess opportunities for submitting a Biologics License Application (“BLA”) with the FDA and/or a Marketing Authorization Application (“MAA”) with the EMA, in 2020. We are also considering seeking licensure strategically in a number of geographic regions, other than the U.S. and Europe, where the Prepare results support such efforts. The development of ResVax and the conduct of the Prepare trial are supported by a grant of up to $89.1 million from BMGF for development activities, product licensing efforts and World Health Organization (“WHO”) prequalification of ResVax.

RSV Older Adults Program

Older adults (60 years and older) are at increased risk for RSV disease due in part to immunosenescence, the age-related decline in the human immune system. RSV infection can also lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease, asthma and congestive heart failure. In the U.S. alone, a reported RSV incidence rate of 5.5% in older adults would account for approximately 2.5 million infections per year. We estimate that approximately 900,000 medical interventions are caused by RSV disease in this U.S. population each year. In our 2017 Phase 2 clinical trial of our RSV F Vaccine in older adults, we assessed safety and immunogenicity of one and two dose regimens of our RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant. Immunogenicity results indicate that both adjuvants increase the magnitude, duration and quality of the immune response versus the non-adjuvanted RSV F Vaccine. The 2016 Phase 3 clinical trial of our RSV F Vaccine failed to meet it pre-specified primary or secondary efficacy objectives and did not demonstrate vaccine efficacy. We are currently assessing the development opportunities for our RSV F Vaccine in older adults.

RSV Pediatrics Program

By the age of five, essentially all children will have been exposed to RSV and will likely develop natural immunity against the virus; however, children under five remain vulnerable to RSV disease, offering a strong rationale for a pediatric vaccine that could offer enhanced protection. In 2015, we announced positive results in our Phase 1 clinical trial evaluating the safety and immunogenicity of our RSV F Vaccine in healthy children between two and six years of age. To the extent we receive regulatory approval for ResVax, we expect to continue development of our RSV F Vaccine for pediatrics.

Seasonal Influenza

NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as pediatrics and older adults, but also occurring in the general population. According to influenza vaccines forecasts by Datamonitor in 2013, the market for seasonal influenza vaccines is expected to grow from approximately $3.2 billion in the 2015-16 flu season to approximately $5.3 billion in the 2021-22 flu season (in the countries comprising the top seven markets). The Center for Disease Control and Prevention estimates that each year since 2010, influenza in the U.S. has resulted in between 9.2 million and 35.6 million illnesses, between 140,000 and 710,000 hospitalizations and between 12,000 and 56,000 deaths.

In January 2019, we announced positive top-line data from our Phase 2 clinical trial of NanoFlu in older adults. Top-line results showed that all formulations of NanoFlu were well-tolerated and elicited vigorous immune responses to all four strains included in the vaccine; importantly, use of our Matrix-M adjuvant resulted in significantly enhanced immune responses when compared to a non-adjuvanted formulation. NanoFlu also showed superior hemagglutination inhibition antibody responses against wild-type A(H3N2) viruses, including drifted strains, when compared to Fluzone High-Dose, the leading flu vaccine in older adults. During a pre-investigational new drug application meeting in 2018, the FDA indicated that an accelerated approval pathway for seasonal influenza vaccines could be available for NanoFlu. We plan to discuss the Phase 2 clinical trial data and the proposed Phase 3 study design, and reach agreement on the use of accelerated approval with the FDA during an End-of-Phase 2 meeting in the first half of 2019. We are currently planning a pivotal Phase 3 clinical trial of NanoFlu that could begin as early as the second half of 2019 in the United States.

Combination Seasonal Influenza/RSV F Vaccine

With the ongoing development of our NanoFlu and RSV F Vaccine, a strong rationale exists for developing a combination respiratory vaccine that is designed to protect susceptible populations against both diseases. Although testing is at an early stage, we believe that a combination vaccine against both influenza and RSV may be achievable.

Early-stage Vaccine Candidates

Because our nanoparticle technology targets antigens with conserved epitopes essential for viral function, our vaccine candidates have the potential to be applied broadly to a wide variety of human infectious diseases. Our nanoparticle vaccine technology has already demonstrated the ability to produce vaccine candidates against a wide variety of infectious diseases: in addition to our ResVax and NanoFlu vaccines, we have also developed nanoparticle vaccine candidates for clinic testing against ebola virus (positive Phase 1 clinical trial results) and MERS coronavirus (positive animal studies). While we have focused most of our corporate efforts towards our RSV and seasonal influenza vaccine candidates, we stand ready to continue work on emerging infectious disease vaccine candidates as circumstances warrant.

CPLB Joint Venture

CPL Biologicals Private Limited (“CPLB”), our joint venture between Novavax and Cadila Pharmaceuticals Limited (“Cadila”), is actively developing a number of vaccine candidates in India. In July 2018, we amended and restated our joint venture and license agreements with respect to CPLB to align them with our current and planned interactions with CPLB. CPLB continues to be owned 20% by Novavax and 80% by Cadila.

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

Matrix Adjuvants

Adjuvants are predominantly used to enable a vaccine to increase the amplitude of the immune response and qualitatively change it, broadening the immune systems attack against microorganisms and allow for effective immunization with much lower doses of antigen. Novavax AB has developed a number of adjuvant formulations, all based on our proprietary Matrix technology. These adjuvant formulations possess excellent immunostimulatory features with the ability to increase and prolong the protective benefits of vaccines.

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

Competition in RSV and Influenza

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

There is currently no approved RSV vaccine for sale in the world; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. These groups are developing products to prevent disease caused by RSV using a variety of technology platforms, including viral vectors, nucleic acid (RNA/DNA), live attenuated chimeric, antigens or monoclonal antibodies (“Mab”), and competitive recombinant technologies. Despite the recent announcement of results from the Prepare trial of ResVax, we continue to believe that our RSV F vaccine candidate, which is a recombinant prefusogenic F-protein nanoparticle, is likely to be more effective than other RSV vaccine candidates or other products in development by our competitors. We further believe that ResVax, our RSV vaccine program for infants via maternal immunization, is the only RSV vaccine to have ever demonstrated efficacy in a Phase 3 clinical trial. At this time, there are a number of companies and other organizations with vaccine candidates in Phase 1 and 2 trials, including Pfizer, GlaxoSmithKline, Sanofi, Bavarian Nordic, Janssen, Moderna, Ablynx, Immunovaccine, Intravaac, Vaxart and the NIAID. Presently, the two lead Mab programs seeking to develop product candidates to prevent RSV in young infants are being conducted by AstraZeneca PLC (“AstraZeneca”), and Merck. The AstraZeneca Mab, which is partnered with Sanofi Pasteur and Swedish Orphan Biovitrum AB, is completing Phase 2 trials for preterm infants and has recently obtained breakthrough designation from the FDA, while the Merck Mab is currently in Phase 1 trials in preterm and full-term infants.

There are a number of companies developing and selling vaccines for seasonal influenza employing both traditional (egg-based) and new vaccine technologies (cell-based). Many seasonal influenza vaccines are currently approved and marketed, and most of these are marketed by major pharmaceutical companies that have significantly greater financial and technical resources, experience and expertise. Competition in the sale of seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, some by adding an adjuvant that is used to increase the immunogenicity of that product, each of which is intended to be more efficacious than currently marketed products. Despite the significant competition and advancing technologies, some of which are similar to our own, based on our recently completed Phase 2 trials results, we believe that NanoFlu, our nanoparticle seasonal influenza product could be as efficacious as, or more so than, current products or products being developed by our competitors. However, our seasonal influenza vaccine may not prove to be efficacious or our manufacturing system may not prove to be sufficiently effective and differentiated to ensure commercial success.

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

Patent Rights; Licenses.

We have intellectual property (patents, licenses, know-how) related to our vaccines, manufacturing processes and other technologies. Currently, we have or have rights to over 350 U.S. patents and corresponding foreign patents and patent applications relating to vaccines and vaccine-related technologies.

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

In addition to our VLP program, we have issued patents and pending applications directed to other programs, including our RSV and rabies programs. Issued patents directed to various aspects of the RSV program include U.S. Patent Nos. 8,715,692, 9,675,685, 9,731,000, 9,717,786, and 10,022,437. Additional patents in the family include EP237009 in Europe, as well as others throughout the world. Patents related to our rabies program include 9,724,405 and 10,086,065 in the U.S. and EP2635257 in Europe. Related patents have been issued in other world markets. In addition to our focus on vaccine programs, we also pursue patent protection for our Matrix Adjuvant program. Issued U.S. Patent Nos. 7,838,019, 9,205,147, 9,901,634 and 8,821,881 provide examples of patents related to our Matrix Adjuvant program.

We continue to prepare, file, and prosecute patent applications to provide broad and strong protection of our proprietary rights, including next generation applications focused on our RSV Program, our influenza nanoparticle program, and our adjuvant program.

The Federal Technology Transfer Act of 1986 and related statutory guidance encourages the dissemination of science and technology innovation. While our expired contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) provided us with the right to retain ownership in our inventions that may have arisen during performance of that contract, with respect to certain other collaborative research efforts with the U.S. government, certain developments and results that may have commercial potential are to be freely published, not treated as confidential, and we may be required to negotiate a license to developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost, or that such development and results will not be made available to our competitors on an exclusive or non-exclusive basis.

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

Government Regulations

The development, production and marketing of biological products, which include the vaccine candidates being developed by Novavax or our collaborators, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. Although, we focus on the U.S. regulatory process and the standards imposed by the FDA, the International Conference on Harmonisation (“ICH”) and other agencies because we believe meeting U.S. and ICH standards generally allows us to satisfy regulatory agencies in other countries where we intend to do business; however we are mindful that expectations in some venues, notably in the European Union, differ to some degree and we take proactive steps to address such differences by maintaining regular filings and correspondence and attending regular meetings with many other non-U.S. regulatory agencies. In the U.S., the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation under provisions of that act and the Public Health Service Act. The FDA not only assesses the safety and efficacy of these products but it also regulates, among other things, the testing, manufacture, labeling, storage, record-keeping, advertising and promotion of such products. The process of obtaining FDA licensure for a new vaccine is costly and time-consuming.

Vaccine clinical development follows the same general regulatory pathway as drugs and other biologics. Before applying for FDA licensure to market any new vaccine candidate, we expect to first submit an investigational new drug application (“IND”) that explains to the FDA, among other things, the results of preclinical toxicology testing conducted in laboratory animals, the method of manufacture, quality control tests for release, the stability of the investigational product and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the vaccine candidate in humans. We must then conduct Phase 1 clinical trials and larger-scale Phase 2 and 3 clinical trials that demonstrate the safety, immunogenicity and efficacy of our vaccine candidate to the satisfaction of the FDA. Once these trials are complete, a BLA can be submitted to the FDA requesting licensure of the vaccine for marketing based on the vaccine’s safety and efficacy. Similar pathways exist in Europe and other geographies.

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

In order to ensure continuing safety, the FDA and most other non-U.S. based regulatory agencies continue to oversee the production of vaccines even after the vaccine and manufacturing processes are approved. For example, monitoring of the vaccine and of production activities, including periodic facility inspections, must continue as long as the manufacturer holds a license for the product. Manufacturers may also be required to submit the results of their own tests for potency, safety and purity for each vaccine lot, if requested by the relevant regulatory agency. They may also be required to submit samples of each vaccine lot to the agency for testing.

In addition to obtaining FDA licensure for each product, each domestic manufacturing establishment must be registered with the FDA, is subject to FDA inspection and must comply with current Good Manufacturing Practices (“GMP”) regulations. To supply products for use either in the U.S. or outside the U.S., including clinical trials, U.S. and foreign manufacturing establishments, including third-party facilities, must comply with GMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home country.

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

In addition to regulatory approvals that must be obtained in the U.S., an investigational product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate marketing application. FDA licensure does not guarantee approval by other regulatory authorities. In addition, in many countries, the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.

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

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government authorities or programs, private health insurers (including managed care plans) and other organizations. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payers may also control access to, or manage utilization of, our products with various utilization management techniques.

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

Within the U.S., we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to future sales of any of our product candidates that may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payers (including Medicare and Medicaid) that are false or fraudulent.

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

Business Development

We believe our proprietary vaccine technology affords us a range of traditional and non-traditional commercialization options. We strive to create sustainable value by working to obtain non-dilutive funding, similar to our agreement with BMGF to fund our maternal RSV program, that would allow for:

•	continued development of our vaccine candidates until such vaccines can be licensed;
•	retained commercial rights in one or more major markets;
•	product sales revenue; and/or
•	commercialization through partners and other strategic relationships.

Employees

As of March 12, 2019, we have 379 full-time employees, of whom 66 hold M.D. or Ph.D. degrees and 117 of whom hold other advanced degrees. Of our total workforce, 329 are engaged primarily in research, development and manufacturing activities and 50 are engaged primarily in executive, business development, finance and accounting, legal and administrative functions. None of our U.S. employees are represented by labor unions or covered by collective bargaining agreements; 41 of our 42 Swedish employees are covered by typical collective bargaining agreements. We consider our relations with our employees to be good.

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

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2018 was $1.3 billion. Our revenue for the last three fiscal years was $34.3 million in 2018, $31.2 million in 2017, and $15.4 million in 2016. We may not be successful in entering into collaborations, strategic alliances and marketing, distribution or licensing arrangements with other companies or government agencies that result in significant revenue to offset our expenses. Our net losses for the last three fiscal years were $184.7 million in 2018, $183.8 million in 2017, and $280.0 million in 2016.

Our recent historical losses have resulted predominantly from research and development expenses for our vaccine candidates, manufacturing-related expenses, costs related to protection of our intellectual property and for other general operating expenses. Our expenses have exceeded our revenue since inception, and we believe our expenses will fluctuate over time, and may substantially increase some years, as a result of continuing research and development efforts to support our vaccine development efforts, and, if our product candidates are approved, future commercialization efforts. In 2016, for example, we experienced a significant increase in research and development expenses compared to prior years primarily due to additional RSV F Vaccine clinical trials in older adults and infants via maternal immunization, as well as higher employee-related costs to support development of our RSV F Vaccine and other potential vaccine candidates.

Although certain specified costs associated with the development of ResVax, our RSV vaccine program for infants via maternal immunization, may be reimbursed under our contract with BMGF, we expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:

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

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in amounts sufficient to fully fund our operations for the foreseeable future, and we will therefore use our cash resources, and expect to require additional funds, to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. We anticipate seeking such additional funds through a combination of public or private equity or debt financings, as well as potential collaborations, strategic alliances and marketing, distribution or licensing arrangements and other sources. While we may continue to apply for contracts or grants from academic institutions, non-profit organizations and governmental entities, we may not be successful. Adequate additional funding may not be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our organization, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or vaccine candidates. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

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

The Grant Agreement with BMGF does not assure success of ResVax or that the vaccine candidate will be licensed by the FDA.

The grant agreement we entered into with BMGF in September 2015 (the “Grant Agreement”) reimburses a portion of specified expenses associated with the development of ResVax, but we remain fully responsible for conducting these development activities. The Grant Agreement does not guarantee that any of these activities will be successful. Our inability to succeed with key clinical or development activities could jeopardize our ability to obtain FDA licensure to sell this vaccine.

Even with the Grant Agreement with BMGF, we may not be able to fully fund ResVax.

The Grant Agreement reimburses a portion of specified expenses associated with the development of ResVax, and additional activities likely will be needed and BMGF may not reimburse us for any portion of these activities.

Recently announced results from the Prepare trial, including that ResVax failed to meet the primary endpoint of the trial, will likely create challenges, some of which may be significant, around further development of that vaccine.

While the Prepare results indicate that ResVax showed efficacy in more serious manifestations of RSV disease, the trial failed to achieve its primary clinical endpoint. Not achieving the primary clinical endpoint has been viewed negatively by our investors, and may also be viewed negatively by potential collaborators and partners, and by regulatory agencies, which would make the ongoing development of ResVax, and any other RSV F Vaccine candidates, more challenging.

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

Swedish-based Novavax AB is a wholly owned subsidiary of Novavax, Inc. We also have formed a joint venture with Cadila in India, have established a clinical development agreement with BMGF and have entered into other agreements and arrangements with companies in other countries. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in various parts of the world. Risks of conducting business outside the U.S. include negative consequences of:

•	the costs associated with seeking to comply with multiple regulatory requirements that govern our ability to develop, manufacture and sell products in local markets;
•	failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	existing, new or changes in interpretations of existing trade protections measures, including tariffs, embargoes and import and export licensing requirements;
•	difficulties in and costs of staffing, managing and operating our international operations;
•	changes in environmental, health and safety laws;
•	fluctuations in foreign currency exchange rates;
•	new, changes in or changes in interpretations of tax laws;
•	political instability and actual or anticipated military or potential conflicts;
•	economic instability, inflation, recession and interest rate fluctuations;
•	minimal or diminished protection of intellectual property in many jurisdictions; and
•	possible nationalization and expropriation.

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

Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, CSL Ltd, Sanofi Pasteur, SA, Pfizer Inc. and AstraZeneca, among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products.

We are also aware that there are multiple companies with active RSV vaccine programs at various stages of development. Thus, while there is no RSV vaccine currently on the market, there is likely to be significant and consistent competition as these active programs mature. Different RSV vaccines may work better for different segments of the population, so it may be difficult for a single RSV vaccine manufacturer to provide vaccines that are marketable to multiple population segments. Geographic markets are also likely to vary significantly, which may make it difficult to market a single RSV vaccine worldwide. Even if a manufacturer brings an RSV vaccine to license, it is likely that competitors will continue to work on new products that could be more efficacious and/or less expensive. Our RSV vaccine candidate may not be as far along in development as other active RSV vaccine programs about which we are not aware, nor as efficacious as products under development by competing companies. Even if our RSV vaccine candidate receives regulatory approval, it may not achieve significant sales if other, more effective vaccines under development by our competitors are also approved.

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

If we are unable to attract or retain key management or other personnel, our business, operating results and financial condition could be materially adversely affected. These risks may be amplified by our recent announcement of the results of the Prepare trial of ResVax.

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

We may not be able to attract qualified individuals for key positions on terms acceptable to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could hinder our ability to complete clinical trials successfully and develop marketable products. With our recent announcement of the results of our Prepare trial of ResVax, there is a concern that challenges associated with ResVax development may cause certain of our employees to look for job opportunities elsewhere.

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

Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to participants or other claimants;
•	loss of revenue; and
•	inability to commercialize our vaccine candidates.

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

If we are unable to partner with a third-party to advance the development of one or more of our vaccine candidates, we will need to raise money through additional debt or equity financings. To the extent that we raise additional capital by issuing equity securities, our stockholders will experience immediate dilution, which may be significant, especially when our stock price is at a lower level compared to market prices over recent years. There is also a risk that such equity issuances may cause an ownership change under the Internal Revenue Code of 1986, as amended, and similar state provisions, thus limiting our ability to use our net operating loss carryforwards and credits. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that may not be favorable to us, rights to some of our technologies or vaccine candidates that we would otherwise seek to develop or commercialize ourselves. In addition, current economic conditions may also negatively affect the desire or ability of potential collaborators to enter into transactions with us. They may also have to delay or cancel research and development projects or reduce their overall budgets.

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

Given our current cash position, there is substantial doubt about our ability to continue as a going concern through one year from the date that the financial statements included in this Annual Report were issued.

We adopted ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, in 2016, under which standard our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that financial statements are issued. During the year ended December 31, 2018, we have incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At December 31, 2018, we had $103.9 million in cash and cash equivalents, marketable securities and restricted cash and had no committed source of additional funding from either debt or equity financings. Our management believes that, given the Company’s current cash position, there is substantial doubt about our ability to continue as a going concern through one year from the date that the financial statements included in this Annual Report were issued.

Our capital requirements and cash needs are significant and continuing. Over the next twelve months, we anticipate incurring additional net losses and negative cash flows from operating activities as we continue our product development activities, including our planned ResVax submission of a BLA with the FDA and/or a MAA with the EMA in 2020, and our planned Phase 3 clinical trial of NanoFlu following discussions with the FDA in the first half of 2019. Our ability to fund our operations is dependent upon management’s plans, which include raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings or other transactions will be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If we are unable to obtain adequate capital resources to fund our operations, we may be required to delay, reduce the scope of or eliminate some or all of our operations, which may have a material adverse effect on our business, financial condition, results of operations and ability to operate as a going concern.

Security breaches and other disruptions could compromise our information and expose us to liability, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical participants, suppliers and business partners and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Hacker attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached due to employee error or malfeasance. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Furthermore, if our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business. In addition, privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which can increase the costs incurred by us in complying with such laws. The European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or litigation related to violations of existing or future data privacy laws and regulations.

The comprehensive 2017 tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law legislation (the “Act”) that significantly revised the Internal Revenue Code of 1986, as amended. The Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent (35%) to a flat rate of 21 percent (21%), limitation of the tax deduction for interest expense to 30 percent (30%) of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent (80%) of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Act.

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

Whether Novavax makes a profit from the sale of its vaccine products is dependent on a number of variables, including the costs we incur manufacturing, testing and releasing, packaging and shipping such vaccine product. The Grant Agreement with BMGF necessitates that we commit to a specific amount of sales in certain specified middle and lower income countries, which may impact our ability to make profits. In addition, we have not yet determined pricing for our vaccine products, which is a complicated undertaking that necessitates both regulatory agency and payer support. We cannot predict when, if at all, our approved vaccine products will be profitable to the Company.

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

Our ability to collect revenue from the commercial sale of our vaccines may depend on our ability, and that of any current or potential future collaboration partners or customers, to obtain adequate levels of approval, coverage and reimbursement for such products from third-party payers such as:

•	government health administration authorities such as the Advisory Committee for Immunization Practices of the Center for Disease Control and Prevention;
•	private health insurers;
•	managed care organizations;
•	pharmacy benefit management companies; and
•	other healthcare related organizations.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell vaccines. Some of these proposed and implemented reforms could result in reduced reimbursement rates for medical products, and while we have no current vaccines available for commercial sale, the impact of such reform could nevertheless adversely affect our business strategy, operations and financial results. For example, the Healthcare Reform Act contained several cost containment measures that could adversely affect our future revenue, including, for example, increased drug rebates under Medicaid for brand name prescription drugs, extension of Medicaid rebates to Medicaid managed care organizations, and extension of so-called 340B discounted pricing on pharmaceuticals sold to certain healthcare providers. Additional provisions of the healthcare reform laws that may negatively affect our future revenue and prospects for profitability include the assessment of an annual fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, as well as mandatory discounts on drugs (including vaccines) sold to certain Medicare Part D beneficiaries in the coverage gap (the so-called “donut hole”). Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. In addition, we face uncertainties because there are ongoing federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Healthcare Reform Act. For example, in 2017, the President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. The Act was also enacted at the end of 2017 and includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the mandatory discounts on pharmaceuticals sold to certain Medicare Part D beneficiaries in the coverage gap starting in 2019. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Within the U.S., if we obtain approval for any of our product candidates and begin commercializing them, our operations may be directly, or indirectly through our customers, subject to additional healthcare regulation and enforcement by the federal and state governments. In addition to the laws mentioned above, the laws that may affect our ability to operate include:

•	the Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for off-label use;
•	the federal anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce the referral for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
•	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•	the so-called “federal sunshine” law (also known as “open payments”) which requires pharmaceutical and medical device manufacturers to report certain financial interactions to the federal government for re-disclosure to the public;
•	the federal law known as HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state gift ban and transparency laws, many of which state laws differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts; and
•	state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards.

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

If we do not obtain patent term extension and/or patent term adjustment in the United States under the Hatch-Waxman Act and similar extensions in foreign countries, our ability to exclude competitors may be harmed.

In the United States, the patent term is 20 years from the earliest U.S. non-provisional filing date. Extensions of patent term may be available under certain circumstances. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, we may be able to extend the term of one patent that covers a marketed product under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Amendments”) and similar legislation in the EU.

The Hatch-Waxman Amendments permit patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. We may not receive any extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner.

Patent term covering our products may also be extended for time spent during the prosecution of the patent application in the USPTO. This extension is referred to as Patent Term Adjustment (“PTA”). The laws and regulations governing how the USPTO calculates the PTA is subject to change and changes in the law can reduce or increase any such PTA. Further, the PTA granted by the USPTO may be challenged by a third-party. If we do not prevail under such a challenge, the PTA may be reduced or eliminated, shortening the patent term, which may negatively impact our ability to exclude competitors.

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

Our stock price has been highly volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2018 through December 31, 2018, the closing sale price of our common stock has been as low as $1.17 per share and as high as $2.48 per share. The market price of our common stock may be influenced by many factors, including:

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

We lease three facilities in Gaithersburg, Maryland and one in Rockville, Maryland. Novavax AB leases a facility in Uppsala, Sweden. A summary of our current facilities is set forth below. Although we believe that our facilities are suitable and adequate for our present needs, the Company’s management continues to review and assess real property requirements that may be necessary to address our current business plan.

Property	Approximate	Brief Property
Location	Square Footage	Description
Rockville, MD	51,000	Vaccine research and development and manufacturing facility
20FF Gaithersburg, MD	53,000	Corporate headquarters, vaccine research and development and manufacturing facility
21FF Gaithersburg, MD	53,000	Research and development facility and offices
22FF Gaithersburg, MD	40,000	Executive, administrative, clinical and regulatory offices
Uppsala, Sweden	24,000	Adjuvant manufacturing and research and development facility and offices
Total square footage	221,000

Item 3.	LEGAL PROCEEDINGS

We currently have no material pending legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Global Select Market under the symbol “NVAX.” Our common stock was held by approximately 349 stockholders of record as of March 12, 2019, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under our Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The graph below compares the cumulative total stockholders return on our common stock for the last five fiscal years with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index (which includes Novavax) over the same period, assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index on December 31, 2013, and reinvestments of all dividends.

Value of $100 invested on December 31, 2013 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Novavax, Inc.	$100.00	$115.82	$163.87	$24.61	$24.22	$35.94
Nasdaq Composite Index	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
RUSSELL 2000 Growth Biotechnology Index	$100.00	$124.27	$138.15	$110.12	$176.01	$145.16

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2018, which have been derived from our audited consolidated financial statements. The information below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. These historical results are not necessarily indicative of results for future periods.

	Year Ended December 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue	$34,288	$31,176	$15,353	$36,250	$30,659
Net loss	(184,748)	(183,769)	(279,966)	(156,937)	(82,947)
Basic and diluted net loss per share	(0.50)	(0.63)	(1.03)	(0.60)	(0.37)
Weighted average shares used in computing basic and diluted net loss per share	369,757	292,669	270,802	262,248	225,848

	As of December 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents, marketable securities and restricted cash	$103,939	$186,427	$270,383	$268,062	$168,353
Total current assets	119,276	203,311	287,830	287,257	188,158
Working capital(6)	73,737	129,636	221,424	210,763	154,042
Total assets	207,978	302,493	394,301	386,038	276,002
Long-term debt, less current portion(7)	319,187	317,763	316,339	37	503
Accumulated deficit	(1,299,107)	(1,114,359)	(929,996)	(650,030)	(493,093)
Total stockholders’ (deficit) equity	(167,935)	(101,732)	(5,546)	292,669	229,618

(1)	In 2018, we had sales of 58,828,755 shares of common stock resulting in net proceeds of approximately $100 million.
(2)	In 2017, we had sales of 50,889,910 shares of common stock resulting in net proceeds of approximately $63 million.
(3)	In 2016, we issued $325 million aggregate principal amount of convertible senior unsecured notes resulting in net proceeds of approximately $315 million.
(4)	In 2015, we had sales of 29,163,620 shares of common stock resulting in net proceeds of approximately $204 million.
(5)	In 2014, we had sales of 28,750,000 shares of common stock resulting in net proceeds of approximately $108 million.
(6)	Working capital is computed as the excess of current assets over current liabilities.
(7)	Includes non-current portion of capital leases.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in the discussion below and elsewhere in this Annual Report, about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax”, and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our December 2018 Sales Agreement (defined below); potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation with respect to the anticipated commercialization of ResVax; the expected timing and content of regulatory actions; reimbursement by HHS BARDA; payments by BMGF; our available cash resources and the availability of financing generally; plans regarding partnering activities, business development initiatives and the adoption of stock incentive plans and amendments thereto and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involved estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate or materially different from actual results.

Because the risk factors discussed in this Annual Report, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this Annual Report, particularly those identified in Part I, Item 1A, “Risk Factors” of this Annual Report, which could cause actual results or events to differ materially from forward-looking statements. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the SEC from time to time. You are encouraged to read these filings as they are made.

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

Overview

We are a late-stage biotechnology company focused on the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. Our vaccine candidates, including our lead candidates, ResVaxTM and NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our product pipeline (see below) targets a variety of infectious diseases. We are also developing immune stimulating saponin-based adjuvants through our wholly owned Swedish subsidiary, Novavax AB. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and was well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Respiratory Syncytial Virus (“RSV”)
•ResVax* (Infants via Maternal Immunization)	Phase 3
•Older Adults	Phase 2
•Pediatrics	Phase 1

Seasonal Influenza
•NanoFlu (Older Adults)	Phase 2

Combination Seasonal Influenza/RSV	Preclinical

*Supported by a grant of up to $89.1 million from BMGF

A summary and status of these vaccine programs follows:

Respiratory Syncytial Virus (RSV)

Currently, there is no approved RSV vaccine available to combat the estimated 64 million RSV infections that occur globally each year. We have identified three susceptible target populations that we believe could benefit from the development of our RSV F Vaccine in different formulations: (1) infants via maternal immunization, (2) older adults (60 years and older) and (3) children six months to five years old (“pediatrics”). With our current estimates of the annual global cost burden of RSV in excess of $88 billion, we believe our RSV F Vaccine represents a multi-billion dollar worldwide opportunity.

ResVax Program (Infants via Maternal Immunization)

ResVax, our adjuvanted RSV F Vaccine for infants via maternal immunization, is our lead vaccine program. RSV is the most common cause of lower respiratory tract infections and the leading viral cause of severe lower respiratory tract disease in infants and young children worldwide. In the U.S., RSV is the leading cause of hospitalization of infants and, globally, is second only to malaria as a cause of death in children under one year of age.

In February 2019, we announced top-line data from the Prepare trial, which we initiated in December 2015 to determine the efficacy of ResVax against medically significant RSV-positive LRTI in infants through a minimum of the first 90 days of life and up through the first six months of life. While the Prepare trial did not meet its pre-specified primary efficacy endpoint, it did demonstrate efficacy against one of the secondary objectives (RSV LRTI hospitalizations), the first RSV vaccine to show efficacy in a Phase 3 clinical trial. In addition, in the Prepare trial, other pre-specified exploratory endpoints and post-hoc analyses highlight ResVax’ potential to improve global health against RSV disease in this vulnerable population. Like previous clinical trials, ResVax showed a favorable safety and tolerability profile from the Prepare trial. With these results, we plan to meet with both the FDA and the EMA later in 2019, to discuss and assess opportunities for submitting a BLA with the FDA and/or a MAA with the EMA, in 2020. We are also considering seeking licensure strategically in a number of geographic regions, other than the U.S. and Europe, where the Prepare results support such efforts. The development of ResVax and the conduct of the Prepare trial are supported by a grant of up to $89.1 million from BMGF for development activities, product licensing efforts and WHO prequalification of ResVax.

RSV Older Adults Program

Older adults (60 years and older) are at increased risk for RSV disease due in part to immunosenescence, the age-related decline in the human immune system. RSV infection can also lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease, asthma and congestive heart failure. In the U.S. alone, a reported RSV incidence rate of 5.5% in older adults would account for approximately 2.5 million infections per year. We estimate that approximately 900,000 medical interventions are caused by RSV disease in this U.S. population each year. In our 2017 Phase 2 clinical trial of our RSV F Vaccine in older adults, we assessed safety and immunogenicity of one and two dose regimens of our RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant. Immunogenicity results indicate that both adjuvants increase the magnitude, duration and quality of the immune response versus the non-adjuvanted RSV F Vaccine. The 2016 Phase 3 clinical trial of our RSV F Vaccine failed to meet it pre-specified primary or secondary efficacy objectives and did not demonstrate vaccine efficacy. We are currently assessing the development opportunities for our RSV F Vaccine in older adults in the United States.

RSV Pediatrics Program

By the age of five, essentially all children will have been exposed to RSV and will likely develop natural immunity against the virus; however, children under five remain vulnerable to RSV disease, offering a strong rationale for a pediatric vaccine that could offer enhanced protection. In 2015, we announced positive results in our Phase 1 clinical trial evaluating the safety and immunogenicity of our RSV F Vaccine in healthy children between two and six years of age. To the extent we receive regulatory approval for ResVax, we expect to continue development of our RSV F Vaccine for pediatrics.

Seasonal Influenza

NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as pediatrics and older adults, but also occurring in the general population. According to influenza vaccines forecasts by Datamonitor in 2013, the market for seasonal influenza vaccines is expected to grow from approximately $3.2 billion in the 2015-16 flu season to approximately $5.3 billion in the 2021-22 flu season (in the countries comprising the top seven markets). The Center for Disease Control and Prevention estimates that each year since 2010, influenza in the U.S. has resulted in between 9.2 million and 35.6 million illnesses, between 140,000 and 710,000 hospitalizations and between 12,000 and 56,000 deaths.

In January 2019, we announced positive top-line data from our Phase 2 clinical trial of NanoFlu in older adults. Top-line results showed that all formulations of NanoFlu were well-tolerated and elicited vigorous immune responses to all four strains included in the vaccine; importantly, use of our Matrix-M adjuvant resulted in significantly enhanced immune responses when compared to a non-adjuvanted formulation. NanoFlu also showed superior hemagglutination inhibition antibody responses against wild-type A(H3N2) viruses, including drifted strains, when compared to Fluzone High-Dose, the leading flu vaccine in older adults. During a pre-investigational new drug application meeting in 2018, the FDA indicated that an accelerated approval pathway for seasonal influenza vaccines could be available for NanoFlu. We plan to discuss the Phase 2 clinical trial data and the proposed Phase 3 study design, and reach agreement on the use of accelerated approval with the FDA during an End-of-Phase 2 meeting in the first half of 2019. We are currently planning a pivotal Phase 3 clinical trial of NanoFlu that could begin as early as the second half of 2019.

Combination Seasonal Influenza/RSV F Vaccine

With the ongoing development of our NanoFlu and RSV F Vaccine, a strong rationale exists for developing a combination respiratory vaccine that is designed to protect susceptible populations against both diseases. Although testing is at an early stage, we believe that a combination vaccine against both influenza and RSV may be achievable.

Early-stage Vaccine Candidates

Because our nanoparticle technology targets antigens with conserved epitopes essential for viral function, our vaccine candidates have the potential to be applied broadly to a wide variety of human infectious diseases. Our nanoparticle vaccine technology has already demonstrated the ability to produce vaccine candidates against a wide variety of infectious diseases: in addition to our ResVax and NanoFlu vaccines, we have also developed nanoparticle vaccine candidates for clinic testing against ebola virus (positive Phase 1 clinical trial results) and MERS coronavirus (positive animal studies). While we have focused most of our corporate efforts towards our RSV and seasonal influenza vaccine candidates, we stand ready to continue work on emerging infectious disease vaccine candidates as circumstances warrant.

CPLB Joint Venture

CPLB, our joint venture between Novavax and Cadila, is actively developing a number of vaccine candidates in India. In July 2018, we amended and restated our joint venture and license agreements with respect to CPLB to align them with our current and planned interactions with CPLB. CPLB continues to be owned 20% by Novavax and 80% by Cadila.

Sales of Common Stock

In April 2018, we completed a public offering of 34,848,507 shares of our common stock, including 4,545,457 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $1.65 per share resulting in net proceeds of approximately $54 million.

In December 2017, we entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allows us to issue and sell up to $75 million in gross proceeds of our common stock. During 2018, we sold 17.2 million shares of common stock under the December 2017 Sales Agreement resulting in $35.9 million in net proceeds. From January 1 through March 12, 2019, we sold 50.3 million shares of common stock under the December 2017 Sales Agreement resulting in $37.9 million in net proceeds. The December 2017 Sales Agreement was fully utilized at that time.

In December 2018, we entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allows us to issue and sell up to $100 million in gross proceeds of our common stock. On March 12, 2019, we sold 5.5 million shares of common stock under the December 2018 Sales Agreement resulting in $2.9 million in net proceeds.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

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

Revenue

The new revenue standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), became effective for us on January 1, 2018, and was adopted using the modified retrospective method. The adoption of the new revenue standard did not materially change our timing of revenue recognition as the majority of our revenue continues to be recognized under our Grant Agreement with BMGF (see discussion below). Since we did not identify any accounting changes that impacted our revenue recognition timing, no adjustment to accumulated deficit was required upon adoption.

Under the new revenue standard for arrangements that are determined within the scope of Topic 606, we recognize revenue following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine the performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We perform research and development under grant, license and clinical development agreements. Payments received in advance of work performed are recorded as deferred revenue.

Our current revenue primarily consists of revenue under our Grant Agreement with BMGF. We are reimbursed for certain costs that support development activities, including our global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain WHO prequalification of ResVax. The Grant Agreement does not provide a direct economic benefit to BMGF. Rather, we entered into an agreement with BMGF to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low and middle income countries. Based on these circumstances, we do not consider BMGF to be a customer and concluded the Grant Agreement is outside the scope of Topic 606. Payments received under the Grant Agreement are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

We analyzed the Grant Agreement with BMGF to determine whether the payments received should be recorded as revenue or as a reduction to research and development expenses. In reaching the determination that such payments should be recorded as revenue, we considered a number of factors, including whether we are the principal under the arrangement, and whether the arrangement is significant to, and part of, our core operations. Further, we have consistently applied our policy of presenting such amounts as revenue.

Marketable Securities

Our marketable securities consist of debt securities, which include commercial paper, asset-backed securities and corporate notes, that are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses on these securities, if determined not to be “other-than-temporary,” are included in accumulated other comprehensive income (loss) in stockholders’ deficit. Investments are evaluated periodically to determine whether a decline in value is “other-than-temporary.” Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities until market recovery, to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded in the statements of operations. For marketable securities carried at fair value, we disclose the level within the fair value hierarchy as prescribed by Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. We evaluate the types of securities in our investment portfolio to determine the proper classification in the fair value hierarchy based on trading activity and market inputs. We generally obtain information from an independent third-party to help us determine the fair value of securities in Level 2 of the fair value hierarchy. Investment income is recorded when earned and included in investment income.

Stock-Based Compensation

We account for our stock-based compensation under our equity compensation plans in accordance with ASC Topic 718, Compensation – Stock Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the award. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option-pricing model and is recognized as an expense on a straight-line basis over the requisite service period for those awards expected to vest. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our common stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility over the look-back period corresponding to the expected term. The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimate this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements and expectation of future employee behavior, including post-vesting exercise and forfeiture history. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further equity awards are made and adjusted for cancellations.

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

At December 31, 2018 and 2017, the Company used the market approach to determine if the Company had an impairment of its goodwill. The fair value of the Company’s single reporting unit was substantially higher than its carrying value, resulting in no impairment to goodwill at December 31, 2018 and 2017.

Recent Accounting Pronouncements

See “Note 3―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).

Results of Operations for Fiscal Years 2018, 2017 and 2016

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

Revenue:

	2018	2017	2016	Change 2017 to 2018	Change 2016 to 2017
Revenue (in thousands):
Total revenue	$34,288	$31,176	$15,353	$3,112	$15,823

Revenue for 2018 was $34.3 million as compared to $31.2 million for 2017, an increase of $3.1 million, or 10%. Revenue for 2018 and 2017 was primarily comprised of services performed under the Grant Agreement and to a much lesser extent, revenue from Novavax AB. Revenue increased under the Grant Agreement by $1.0 million as a result of increased enrollment of participants in the Prepare trial, and by an additional $2.1 million as a result of increased Novavax AB activities.

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

We expect revenue in 2019 under the Grant Agreement to be significantly lower than in 2018 as the Prepare trial is expected to conclude in 2019.

Expenses:

	2018	2017	2016	Change 2017 to 2018	Change 2016 to 2017
Expenses (in thousands):
Research and development	$173,797	$168,435	$237,939	$5,362	$(69,504)
General and administrative	34,409	34,451	46,527	(42)	(12,076)
Total expenses	$208,206	$202,886	$284,466	$5,320	$(81,580)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses increased to $173.8 million for 2018 from $168.4 million for 2017, an increase of $5.4 million, or 3%. The increase in research and development expenses was primarily due to increased development activities of ResVax and NanoFlu, partially offset by lower employee-related expenses associated with the Company’s reduced bonus expense in 2018 and rent expense resulting from the 1201 Clopper Road lease termination in the first quarter of 2018. At December 31, 2018, we had 324 employees dedicated to our research and development programs versus 300 employees as of December 31, 2017. For 2019, we expect research and development expenses overall to decrease primarily due to the completion of activities related to the conclusion of the Prepare trial and partially offset by our planned Phase 3 clinical trial of NanoFlu following discussions with the FDA in the first half of 2019.

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

The following summarizes our research and development expenses by functional area for the years ended December 31, 2018, 2017 and 2016 (in millions).

	2018	2017	2016
Manufacturing	$79.7	$81.6	$115.6
Vaccine Discovery	6.4	5.5	6.1
Clinical and Regulatory	87.7	81.3	116.2
Total research and development expenses	$173.8	$168.4	$237.9

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

General and Administrative Expenses

General and administrative expenses were flat at $34.4 million for 2018 versus $34.5 million for 2017. At December 31, 2018, we had 50 employees dedicated to general and administrative functions versus 48 employees as of December 31, 2017. For 2019, we expect general and administrative expenses to decrease due to reduced activities related to the development and potential commercialization of ResVax.

General and administrative expenses decreased to $34.5 million for 2017 from $46.5 million for 2016, a decrease of $12.1 million, or 26%. The decrease was primarily due to lower professional fees, including for pre-commercialization activities of our RSV F Vaccine in older adults, and lower employee-related costs, as compared to 2016.

Other Income (Expense):

	2018	2017	2016	Change 2017 to 2018	Change 2016 to 2017
Other Income (Expense) (in thousands):
Investment income	$2,674	$1,946	$2,143	$728	$(197)
Interest expense	(13,612)	(14,072)	(12,965)	460	(1,107)
Other income (expense)	108	67	(31)	41	98
Total other income (expense), net	$(10,830)	$(12,059)	$(10,853)	$1,229	$(1,206)

We had total other expense, net of $10.8 million for 2018 compared to total other expense, net of $12.1 million for 2017, a decrease of $1.2 million. Our investment income increased in 2018 as compared to 2017 due to higher rates of return on our marketable securities.

We had total other expense, net of $12.1 million for 2017 compared to total other expense, net of $10.9 million for 2016, an increase of $1.2 million. Our interest expense increased due to the issuance of our Notes in the first quarter of 2016.

Net Loss:

	2018	2017	2016	Change 2017 to 2018	Change 2016 to 2017
Net Loss (in thousands, except per share information):
Net loss	$(184,748)	$(183,769)	$(279,966)	$(979)	$96,197
Net loss per share	$(0.50)	$(0.63)	$(1.03)	$0.13	$0.40
Weighted average shares outstanding	369,757	292,669	270,802	77,088	21,867

Net loss for 2018 was $184.7 million, or $0.50 per share, as compared to $183.8 million, or $0.63 per share, for 2017, an increased net loss of $1.0 million.

Net loss for 2017 was $183.8 million, or $0.63 per share, as compared to $280.0 million, or $1.03 per share, for 2016, a decreased net loss of $96.2 million. The decreased net loss was primarily due to lower research and development spending, including decreased costs relating to the clinical trials and development activities of our RSV F Vaccine in older adults, and lower overall employee-related costs, as compared to 2016.

The increase in weighted average shares outstanding for 2018 and 2017 is primarily a result of sales of our common stock in 2018 and 2017.

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

As of December 31, 2018, we had $103.9 million in cash and cash equivalents, marketable securities and restricted cash as compared to $186.4 million as of December 31, 2017. These amounts consisted of $70.2 million in cash and cash equivalents, $22.0 million in marketable securities and $11.8 million in restricted cash as of December 31, 2018 as compared to $106.3 million in cash and cash equivalents, $51.0 million in marketable securities and $29.1 million in restricted cash as of December 31, 2017.

The following table summarizes cash flows for 2018 and 2017:

	2018	2017	Change 2017 to 2018
Summary of Cash Flows (in thousands):
Net cash (used in) provided by:
Operating activities	$(184,825)	$(144,476)	$(40,349)
Investing activities	28,596	35,968	(7,372)
Financing activities	102,805	64,540	38,265
Effect on exchange rate on cash, cash equivalents and restricted cash	(48)	142	(190)
Net decrease in cash, cash equivalents and restricted cash	(53,472)	(43,826)	(9,646)
Cash, cash equivalents and restricted cash at beginning of year	135,431	179,257	(43,826)
Cash, cash equivalents and restricted cash at end of year	$81,959	$135,431	$(53,472)

Net cash used in operating activities increased to $184.8 million for 2018, as compared to $144.5 million for 2017. The increase in cash usage is primarily due to the receipt of a $15 million payment under the Grant Agreement with BMGF in 2018, as compared to receipt of a $25 million payment in 2017, increased research and development activities of ResVax and NanoFlu in 2018 and the timing of vendor payments. This increase also includes $11.3 million of one-time payments in 2018 that included our lease termination fee and a milestone payment to Wyeth Holdings LLC (formerly Wyeth Holdings Corporation), a subsidiary of Pfizer Inc. (“Wyeth”), along with the Company’s annual bonus (partially offset by the Company’s retention bonus paid in 2017). We adopted a new accounting standard in 2018 that requires restricted cash to be included in the beginning and ending cash balances on the statements of cash flows for all periods presented.

During 2018 and 2017, our investing activities consisted primarily of purchases and maturities of marketable securities and capital expenditures. Capital expenditures for 2018 and 2017 were $1.4 million and $4.2 million, respectively. The decrease in capital expenditures was primarily due to reduced capital requirements based on our current operating plans. In 2019, we expect our capital expenditures to decrease due to reduced activities related to the development and potential commercialization of ResVax.

Our financing activities consisted primarily of sales of our common stock, and to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In 2018, we completed a public offering of 34,848,507 shares of our common stock, including 4,545,457 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $1.65 per share resulting in net proceeds of approximately $54 million, and we received net proceeds of $46.2 million from selling shares of common stock through our At Market Issuance Sales Agreement entered into in January 2017 (“January 2017 Sales Agreement”) and December 2017 Sales Agreement. From January 1 to March 12, 2019, the Company sold 50.3 million shares of common stock under the December 2017 Sales Agreement resulting in $37.9 million in net proceeds. On March 12, 2019, we sold 5.5 million shares of common stock under our December 2018 Sales Agreement resulting in $2.9 million in net proceeds. In 2017, we received net proceeds of $63.4 million from selling shares of common stock through our January 2017 Sales Agreement.

In May 2016, we entered into a lease for a facility located in Gaithersburg, Maryland and under the terms of the lease the landlord provided us with a tenant improvement allowance of up to $9.6 million, of which $1.2 million was funded through the termination of the lease. In January 2018, this lease was terminated and we paid a termination fee to the landlord of $5.3 million in the first quarter of 2018, which we believe was less than the potential total lease and operating expense cash obligations that could have been incurred over one year.

In July 2018, we terminated a 2007 agreement to license certain rights from Wyeth. The Wyeth license offered a non-exclusive, worldwide license to a family of patents and patent applications covering virus-like-particles (“VLP”) technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. At present, we have no programs to which the Wyeth license applies, and CPLB’s recombinant trivalent seasonal VLP influenza vaccine (“CadiFlu”) is only licensed in India. In September 2015, due to CPLB’s initiation of a Phase 3 clinical trial of CadiFlu in 2014, we entered into an amendment to the Wyeth license that, among other things, increased the milestone payment (“Milestone”) from $3 million to as much as $4 million if not paid before December 31, 2017. The Milestone of $4 million was paid in the first quarter of 2018. The Milestone was recorded as a research and development expense in 2014. Payments under the Wyeth license as of December 31, 2018 aggregated to $11.6 million.

Going Concern

The accompanying consolidated financial statements included in Item 15.(a)(1) have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2018, we incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At December 31, 2018, we had $103.9 million in cash and cash equivalents, marketable securities and restricted cash and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development activities, including our planned ResVax submission of a BLA with the FDA and/or a MAA with the EMA in 2020, and our planned Phase 3 clinical trial of NanoFlu following discussions with the FDA in the first half of 2019, there is substantial doubt about our ability to continue as a going concern through one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

Contractual Obligations:	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$29,597	$6,682	$10,722	$12,193	$—
Convertible notes payable	325,000	—	—	325,000	—
Total contractual obligations	$354,597	$6,682	$10,722	$337,193	$—

See Note 9 to the consolidated financial statements included in the Annual Report regarding our convertible notes payable, which will mature on February 1, 2023, and bear cash interest of 3.75%, payable February 1 and August 1 of each year.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of December 31, 2018, we had cash and cash equivalents of $70.2 million, marketable securities of $22.0 million, all of which are short-term in nature, $11.8 million in restricted cash and working capital of $73.7 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of December 31, 2018, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ deficit of approximately $2.7 million at December 31, 2018.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 to F-24.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Such internal control includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management has determined that, as of December 31, 2018, our internal controls over financial reporting are effective based on those criteria.

Ernst & Young LLP has issued a report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15.(a)(1).

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2018, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders scheduled to be held in June 2019 (the “2019 Proxy Statement”). We expect to file the 2019 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2018.

Item 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information required by this item concerning executive compensation to be contained in the 2019 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information required by this item concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2019 Proxy Statement.

The following table provides our equity compensation plan information as of December 31, 2018. Under these plans, our common stock may be issued upon the exercise of stock options and purchases under our Employee Stock Purchase Plan (“ESPP”). See also the information regarding our stock options and ESPP in Note 11 to the consolidated financial statements included herewith.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	59,509,610	$3.15	11,184,100
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes our 2015 Stock Incentive Plan, 2005 Stock Incentive Plan and ESPP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information required by this item concerning certain related party transactions set forth in Note 15 to our consolidated financial statements included herewith. We incorporate herein by reference other information required by this item concerning certain other relationships and related transactions and director independence to be contained in the 2019 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information required by this item concerning principal accountant fees and services to be contained in the 2019 Proxy Statement.

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

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.

Confidential treatment has been granted for portions of exhibits marked with a double asterisk (**).

All other exhibits listed have previously been filed with the SEC and are incorporated herein by reference.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant dated June 18, 2015 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

4.1	Specimen stock certificate for shares of common stock of the Registrant, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, filed on September 14, 1995 (File No. 000-26770))

4.2	Indenture (including form of Notes) with respect to Novavax, Inc.’s 3.75% Convertible Senior Notes due 2023, dated as of January 29, 2016, between Novavax, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.1††	Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.2††	Amendment to Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement filed on April 30, 2014 in connection with the Annual Meeting held on June 12, 2014 (File No. 000-26770))

10.3††	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.4††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.5††	Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 30, 2018 in connection with the Annual Meeting held on June 14, 2018 (File No. 000-26770))

10.6††	Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 30, 2018 in connection with the Annual Meeting held on June 14, 2018 (File No. 000-26770))

10.7††	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.8††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.9††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.10††	Form of Incentive Stock Option Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Performance- and Time-Based Vesting) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2016 (File No. 000-26770))

10.11††	Form of Restricted Stock Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.12*††	Form of Restricted Stock Unit Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan

10.13††	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.14††	Employment Agreement between Novavax, Inc. and Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

10.15††	Employment Agreement between Novavax, Inc. and Gregory M. Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2010 (File No. 000-26770))

10.16††	Employment Agreement between Novavax, Inc. and John A. Herrmann dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.17††	Employment Agreement between Novavax, Inc. and John J. Trizzino dated March 3, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.18††	Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.19††	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 (File No. 000-26770))

10.20	Lease Agreement for space at 9920 Belward Campus Drive between GP Rock One, LLC and Novavax, Inc., dated as of May 7, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 000-26770))

10.21	First Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 000-26770))

10.22	Second Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of June 26, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 000-26770))

10.23	Third Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Drive, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated February 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.24	Fourth Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Drive, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated March 31, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.25*	Fifth Amendment to Lease Agreement for space at 9920 Belward Campus Drive between ARE-MARYLAND NO. 46, LLC and Novavax, Inc., dated January 16, 2019

10.26	Lease Agreement for space at 20 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.27	Lease Agreement for space at 22 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.28	Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of February 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.29	First Amendment to Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.30	Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and Novavax, Inc., dated as of March 31, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.31	Deed of Lease for space at 1201 Clopper Road between IP9 1201 Clopper Road, LLC and Novavax, Inc., dated May 3, 2016 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.32	First Amendment to Deed of Lease for space at 1201 Clopper Road between IP9 1201 Clopper Road, LLC and Novavax, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017 (File No. 000-26770))

10.33**	Contract, effective as of February 24, 2011, between Novavax, Inc. and HHS/OS/ASPR/BARDA (Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended on March 31, 2011, filed on November 4, 2011 (File No. 000-26770))

10.34**	Contract Amendment/Modification No. 5 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated February 21, 2014 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 12, 2014 (File No. 000-26770))

10.35**	Contract Amendment/Modification No. 6 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated September 22, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 6, 2014 (File No. 000-26770))

10.36**	Contract Amendment/Modification No. 8 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated June 5, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.37**	Second Amended and Restated Joint Venture Agreement between Novavax Inc. and Cadila Pharmaceuticals Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.38**	Second Amended and Restated Novavax Product License Agreement between Novavax, Inc. and CPL Biologicals Private Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.39**	Grant Agreement between Bill and Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.40**	Global Access Commitments Agreement between Bill and Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.41	Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.42	Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.43	Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.44	Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

21*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations for the three years in the period ended December 31, 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three years in the period ended December 31, 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three years in the period ended December 31, 2018, (v) the Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2018, and (vi) the Notes to Consolidated Financial Statements.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Stanley C. Erck
President and Chief Executive Officer

Date: March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stanley C. Erck	President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2019
Stanley C. Erck

/s/ John J. Trizzino	Senior Vice President, Chief Business Officer, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 18, 2019
John J. Trizzino

/s/ James F. Young	Chairman of the Board of Directors	March 18, 2019
James F. Young

/s/ Richard H. Douglas	Director	March 18, 2019
Richard H. Douglas

/s/ Gary C. Evans	Director	March 18, 2019
Gary C. Evans

/s/ Rachel K. King	Director	March 18, 2019
Rachel K. King

/s/ Michael A. McManus	Director	March 18, 2019
Michael A. McManus

/s/ Rajiv I. Modi	Director	March 18, 2019
Rajiv I. Modi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Novavax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novavax, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Novavax, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Novavax Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Novavax, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

/s/ Ernst & Young LLP

Baltimore, Maryland
March 18, 2019

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$70,154	$106,307
Marketable securities	21,980	50,996
Restricted cash	10,847	28,234
Prepaid expenses and other current assets	16,295	17,774
Total current assets	119,276	203,311
Restricted cash	958	890
Property and equipment, net	28,426	35,987
Intangible assets, net	6,541	7,873
Goodwill	51,967	53,563
Other non-current assets	810	869
Total assets	$207,978	$302,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,301	$5,613
Accrued expenses	19,550	29,610
Accrued interest	5,078	5,078
Deferred revenue	10,010	25,625
Other current liabilities	1,600	7,749
Total current liabilities	45,539	73,675
Deferred revenue	2,500	2,500
Convertible notes payable	319,187	317,763
Other non-current liabilities	8,687	10,287
Total liabilities	375,913	404,225

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at December 31, 2018 and 2017; and 384,906,037 shares issued and 384,450,607 shares outstanding at December 31, 2018 and 323,684,820 shares issued and 323,229,390 shares outstanding at December 31, 2017	3,849	3,237
Additional paid-in capital	1,140,964	1,020,457
Accumulated deficit	(1,299,107)	(1,114,359)
Treasury stock, 455,430 shares, cost basis at both December 31, 2018 and 2017	(2,450)	(2,450)
Accumulated other comprehensive loss	(11,191)	(8,617)
Total stockholders’ deficit	(167,935)	(101,732)
Total liabilities and stockholders’ deficit	$207,978	$302,493

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share information)

Revenue:
Government contract	$—	$—	$2,184
Grant and other	34,288	31,176	13,169
Total revenue	34,288	31,176	15,353

Expenses:
Research and development	173,797	168,435	237,939
General and administrative	34,409	34,451	46,527
Total expenses	208,206	202,886	284,466
Loss from operations	(173,918)	(171,710)	(269,113)
Other income (expense):
Investment income	2,674	1,946	2,143
Interest expense	(13,612)	(14,072)	(12,965)
Other income (expense)	108	67	(31)
Net loss	$(184,748)	$(183,769)	$(279,966)

Basic and diluted net loss per share	$(0.50)	$(0.63)	$(1.03)

Basic and diluted weighted average number of common shares outstanding	369,757	292,669	270,802

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Net loss	$(184,748)	$(183,769)	$(279,966)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities available-for-sale	12	(50)	54
Foreign currency translation adjustment	(2,586)	3,247	(2,744)
Other comprehensive income (loss)	(2,574)	3,197	(2,690)
Comprehensive loss	$(187,322)	$(180,572)	$(282,656)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Year Ended December 31, 2018, 2017 and 2016

						Accumulated	Total
			Additional			Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income(Loss)	(Deficit)
	(in thousands, except share information)
Balance at December 31, 2015	270,426,662	$2,704	$951,569	$(650,030)	$(2,450)	$(9,124)	$292,669
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	19,160	—	—	—	19,160
Exercise of stock options/Purchases under ESPP	1,254,735	13	3,789	—	—	—	3,802
Restricted stock issued as compensation	20,000	—	—	—	—	—	—
Payment of capped call transactions and costs	—	—	(38,521)	—	—	—	(38,521)
Unrealized gain on marketable securities	—	—	—	—	—	54	54
Foreign currency translation adjustment	—	—	—	—	—	(2,744)	(2,744)
Net loss	—	—	—	(279,966)	—	—	(279,966)
Balance at December 31, 2016	271,701,397	2,717	935,997	(929,996)	(2,450)	(11,814)	(5,546)
Cumulative effect of adoption of ASU 2016-09	—	—	594	(594)	—	—	—
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	19,809	—	—	—	19,809
Exercise of stock options/Purchases under ESPP	1,093,513	11	1,141	—	—	—	1,152
Issuance of common stock, net of issuance costs of $1,065	50,889,910	509	62,916	—	—	—	63,425
Unrealized loss on marketable securities	—	—	—	—	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	—	3,247	3,247
Net loss	—	—	—	(183,769)	—	—	(183,769)
Balance at December 31, 2017	323,684,820	3,237	1,020,457	(1,114,359)	(2,450)	(8,617)	(101,732)
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	18,314	—	—	—	18,314
Exercise of stock options/Purchases under ESPP	2,411,212	24	2,721	—	—	—	2,745
Restricted stock cancelled	(18,750)	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $4,265	58,828,755	588	99,472	—	—	—	100,060
Unrealized gain on marketable securities	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	(2,586)	(2,586)
Net loss	—	—	—	(184,748)	—	—	(184,748)
Balance at December 31, 2018	384,906,037	$3,849	$1,140,964	$(1,299,107)	$(2,450)	$(11,191)	$(167,935)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating Activities:
Net loss	$(184,748)	$(183,769)	$(279,966)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8,159	9,817	8,505
(Gain) Loss on disposal of property and equipment	(55)	269	374
Non-cash impact of lease termination	(4,381)	―	―
Amortization of debt issuance costs	1,424	1,424	1,305
Lease incentives received	―	1,933	1,963
Non-cash stock-based compensation	18,314	19,809	19,160
Other	(2,396)	2,715	663
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,212	2,590	(1,119)
Accounts payable and accrued expenses	(6,744)	5,192	(4,808)
Deferred revenue	(15,610)	(4,456)	(6,057)
Other liabilities	―	―	1,212
Net cash used in operating activities	(184,825)	(144,476)	(258,768)

Investing Activities:
Capital expenditures	(1,372)	(4,189)	(18,202)
Purchases of marketable securities	(120,150)	(218,045)	(356,556)
Proceeds from maturities of marketable securities	150,118	258,202	402,775
Net cash provided by investing activities	28,596	35,968	28,017

Financing Activities:
Principal payments of capital leases	―	(37)	(71)
Principal payments of notes payable	―	―	(395)
Proceeds from issuance of convertible notes	―	―	325,000
Payments of costs related to issuance of convertible notes	―	―	(9,966)
Payments for capped call transactions and costs	―	―	(38,521)
Net proceeds from sales of common stock	100,060	63,425	―
Proceeds from the exercise of stock options and employee stock purchases	2,745	1,152	3,802
Net cash provided by financing activities	102,805	64,540	279,849
Effect of exchange rate on cash, cash equivalents and restricted cash	(48)	142	(335)
Net (decrease) increase in cash, cash equivalents and restricted cash	(53,472)	(43,826)	48,763
Cash, cash equivalents and restricted cash at beginning of year	135,431	179,257	130,494
Cash, cash equivalents and restricted cash at end of year	$81,959	$135,431	$179,257

Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$519	$15	$697

Supplemental disclosure of cash flow information:
Cash interest payments	$12,188	$12,188	$6,189

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary, Novavax AB, the “Company”) is a late-stage biotechnology company focused on the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s vaccine candidates, including ResVax™ and NanoFlu™, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. The Company’s product pipeline targets a variety of infectious diseases.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2018, the Company incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At December 31, 2018, the Company had $103.9 million in cash and cash equivalents, marketable securities and restricted cash and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months as it continues its product development activities, including its planned ResVax submission of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) and/or a Marketing Authorization Application (“MAA”) with the European Medicines Agency in 2020, and its planned Phase 3 clinical trial of NanoFlu following discussions with the FDA in the first half of 2019, there is substantial doubt about its ability to continue as a going concern through one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at December 31 (in thousands):

	2018	2017
Cash	$6,750	$10,482
Money market funds	39,168	36,762
Asset-backed securities	15,000	16,007
Corporate debt securities	9,236	43,056
Cash and cash equivalents	$70,154	$106,307

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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement (as defined in Note 7) with the Bill & Melinda Gates Foundation (“BMGF”) under which the Company was awarded a grant of up to $89.1 million and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company has and will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At December 31, 2018 and 2017, the restricted cash balances (both current and non-current) consist of payments received under the Grant Agreement of $10.8 million and $27.4 million, respectively, and security deposits of $1.0 million and $1.7 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows at December 31 (in thousands):

	2018	2017
Cash and cash equivalents	$70,154	$106,307
Restricted cash current	10,847	28,234
Restricted cash non-current	958	890
Cash, cash equivalents and restricted cash	$81,959	$135,431

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

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment.

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

At December 31, 2018 and 2017, the Company used the market approach to determine if the Company had an impairment of its goodwill. The fair value of the Company’s single reporting unit was substantially higher than its carrying value, resulting in no impairment to goodwill at December 31, 2018 and 2017.

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

The Company’s current revenue primarily consists of revenue under its Grant Agreement with BMGF (see Note 7). The Company is reimbursed for certain costs that support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine for infants via maternal immunization (“ResVax™”). The Company’s Grant Agreement does not provide a direct economic benefit to BMGF. Rather, the Company entered into an agreement with BMGF to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low and middle income countries. Based on these circumstances, the Company does not consider BMGF to be a customer and concluded the Grant Agreement is outside the scope of Topic 606. Payments received under the Grant Agreement are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

The Company analyzed the Grant Agreement with BMGF to determine whether the payments received should be recorded as revenue or as a reduction to research and development expenses. In reaching the determination that such payments should be recorded as revenue, management considered a number of factors, including whether the Company is principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s core operations. Further, management has consistently applied its policy of presenting such amounts as revenue.

Stock-Based Compensation

The Company accounts for stock-based compensation related to grants of stock options, restricted stock awards and purchases under the Company’s Employee Stock Purchase Plan, as amended and restated (the “ESPP”) at fair value. The Company recognizes compensation expense related to such awards on a straight-line basis over the requisite service period (generally the vesting period) of the equity awards, which typically occurs ratably over periods ranging from six months to four years. Effective January 1, 2017, the Company accounts for forfeitures when they occur (see discussion below).

The expected term of stock options granted is based on the Company’s historical option exercise experience and post-vesting forfeiture experience using the historical expected term from the vesting date, whereas the expected term for purchases under the ESPP is based on the purchase periods included in the offering. The expected volatility is determined using historical volatilities based on stock prices over a look-back period corresponding to the expected term. The risk-free interest rate is determined using the yield available for zero-coupon U.S. Government issues with a remaining term equal to the expected term. The Company has never paid a dividend, and as such, the dividend yield is zero, and the Company does not intend to pay dividends in the foreseeable future.

The Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) on the effective date, January 1, 2017, and, as part of the adoption, elected to account for forfeitures when they occur. The impact from adoption of the provisions related to forfeitures was reflected in the Company’s consolidated financial statements on a modified retrospective basis, resulting in an adjustment to accumulated deficit of $0.6 million on January 1, 2017.

Restricted stock awards are recorded as compensation expense over the expected vesting period based on the fair value at the award date using the straight-line method of amortization.

See Note 11 for a further discussion on stock-based compensation.

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

Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2018 and 2017, the Company had no accruals for interest or penalties related to income tax matters.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At December 31, 2018, 2017 and 2016, the Company had outstanding stock options and unvested restricted stock awards totaling 59,509,610, 46,513,399 and 39,277,732 underlying shares of the Company’s common stock, respectively. At December 31, 2018 and 2017, the Company’s Notes (as defined in Note 9) would have been convertible into approximately 47,716,900 shares of the Company’s common stock assuming a common stock price of $6.81 or higher. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Foreign Currency

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $11.2 million and $8.6 million at December 31, 2018 and 2017, respectively.

Segment Information

The Company manages its business as one operating segment: the development of recombinant vaccines. The Company does not operate separate lines of business with respect to its vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC Topic 280, Segment Reporting.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the FASB issued ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The Company completed its assessment of the potential changes from adopting ASU 2014-09, primarily by reviewing its current revenue streams and deferred revenue balances. Based on the Company’s assessment, there were no material changes to the timing of recognition of its revenue as the majority of its revenue continues to be recognized under the Grant Agreement with BMGF. The Company applied ASU 2014-09 on a modified retrospective basis as of January 1, 2018, having no impact to the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (“ASU 2016-18”), which requires that the change in total cash and cash equivalents at the beginning of period and end of period on the statement of cash flows include restricted cash and restricted cash equivalents. ASU 2016-18 also requires companies who report cash and cash equivalents and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. The standard was adopted on its effective date of January 1, 2018, and was applied using a retrospective transition method to each period presented. Although the Company’s restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows, the adoption did not have a material impact on the other aspects of the Company’s consolidated statements of cash flows, or its consolidated financial statements as a whole, including related disclosures.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), subsequently amended in 2018 by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, “Topic 842”), that increases transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company is substantially complete with its evaluation of the impact that the adoption of this standard will have on its consolidated financial statements, which included reviews of its facility and equipment operating leases and contracts that may contain a right-of-use asset or embedded leasing arrangement.

Topic 842 became effective on January 1, 2019. The Company will adopt the standard under the optional transition method, which will not require restatement of prior periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease and its initial direct costs for any leases that exist prior to adoption of the standard. The Company will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off its consolidated balance sheet and recognize the associated lease payments in its consolidated statements of operations on a straight-line basis over the lease term. The Company expects to record approximately $12 million as total right-of-use assets, net of the deferred rent liability, and $22 million in total lease liabilities on its consolidated balance sheet as of January 1, 2019. The Company does not expect the adoption to have a material impact on its consolidated statements of cash flows or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from the goodwill carrying amount. The standard will be effective January 1, 2020 for the Company, with early adoption permitted, and should be applied prospectively from the date of adoption. The Company is currently evaluating when it will adopt ASU 2017-04 and its expected impact to related disclosures, but the adoption will not have an impact on the historical consolidated financial statements.

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at December 31, 2018						Fair Value at December 31, 2017
		Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Assets
Money market funds(1)		$39,168	$	―	$	―		$36,762	$	―	$	―
Asset-backed securities(2)		―		19,997		―		―		29,750		―
Corporate debt securities(3)		―		26,219		―		―		80,309		―
Total cash equivalents and marketable securities		$39,168		$46,216	$	―		$36,762		$110,059	$	―
Liabilities
Convertible notes payable	$	―		$197,935	$	―	$	―		$152,396	$	―

(1)	Classified as cash and cash equivalents as of December 31, 2018 and 2017, respectively (see Note 3).
(2)	Includes $15,000 and $16,007 classified as cash and cash equivalents as of December 31, 2018 and 2017, respectively, on the consolidated balance sheets.
(3)	Includes $9,236 and $43,056 classified as cash and cash equivalents as of December 31, 2018 and 2017, respectively, on the consolidated balance sheets.

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor’s valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Pricing of the Company’s Notes (as defined in Note 9) has been estimated using other observable inputs, including the price of the Company’s common stock, implied volatility, interest rates and credit spreads among others. Over time, the Company expects a market for the Notes to develop when there is sufficient volume of trading. At that time, the Company intends to use trade data as the principal basis for measuring fair value.

During the years ended December 31, 2018 and 2017, the Company did not have any transfers between Levels.

The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of December 31, 2018 and 2017 were comprised of (in thousands):

	December 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Asset-backed securities	$4,999	$ ―	$(2)	$4,997	$13,748	$ ―	$(5)	$13,743
Corporate debt securities	16,986	―	(3)	16,983	37,265	―	(12)	37,253
Total	$21,985	$ ―	$(5)	$21,980	$51,013	$ ―	$(17)	$50,996

Marketable Securities – Unrealized Losses

The Company owned 7 available-for-sale securities as of December 31, 2018. Of these 7 securities, 7 had combined unrealized losses of less than $0.1 million as of December 31, 2018. The Company did not have any investments in a loss position for greater than 12 months as of December 31, 2018. The Company has evaluated its marketable securities and has determined that none of these investments had an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not likely that the Company will be required to sell any securities with material unrealized losses, given the Company’s current and anticipated financial position.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$53,563	$51,673
Currency translation adjustments	(1,596)	1,890
Ending balance	$51,967	$53,563

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,357	$(2,263)	$6,094	$9,086	$(2,006)	$7,080
Collaboration agreements	3,773	(3,326)	447	4,103	(3,310)	793
Total identifiable intangible assets	$12,130	$(5,589)	$6,541	$13,189	$(5,316)	$7,873

Amortization expense for the years ended December 2018, 2017 and 2016 was $0.7 million, $2.2 million and $0.8 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

Year	Amount
2019	$700
2020	583
2021	418
2022	418
2023	418

Note 7 – Grant, U.S. Government Contract and Joint Venture

Bill & Melinda Gates Foundation Grant Agreement

In support of the Company’s development of ResVax, in September 2015, the Company entered into the grant agreement with BMGF (the “Grant Agreement”), under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant supports development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain WHO prequalification of ResVax. Unless terminated earlier by BMGF, the Grant Agreement will continue in effect until the end of 2021. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low and middle income countries. Unless terminated earlier by BMGF, the GACA will continue in effect until the latter of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until expenditures contemplated in the Grant Agreement are incurred. In 2018, the Company recognized revenue from the Grant of $30.8 million, and has recognized approximately $73 million in revenue since the inception of the agreement. At December 31, 2018, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

HHS BARDA Contract for Recombinant Influenza Vaccines

The Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) awarded the Company a contract in 2011, which funded the development of both the Company’s quadrivalent seasonal and pandemic influenza virus-like particle (“VLP”) vaccine candidates. The contract with HHS BARDA was a cost-plus-fixed-fee contract, which reimbursed the Company for allowable direct contract costs incurred plus allowable indirect costs and a fixed-fee. The HHS BARDA contract expired in accordance with its terms in September 2016. Billings under the contract were provisional billings, subject to adjustment upon audit by the government, and were based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. These indirect rates are subject to audit by HHS BARDA on an annual basis. An audit of indirect rates for fiscal years 2013 and 2014 was completed in the first quarter of 2017 and an audit of indirect rates for fiscal year 2015 has been initiated, but has not been completed as of the date of this filing. When the final determination of the reimbursable costs for such fiscal years has been made, and such amount is known and collection of the amount is reasonably assured, revenue and billings will be adjusted accordingly. The Company has recognized approximately $114 million in revenue under the HHS BARDA contract since the inception of the contract.

CPLB Joint Venture

In 2009, the Company formed a joint venture with Cadila Pharmaceuticals Limited (“Cadila”), CPLB, to develop and manufacture vaccines, biological therapeutics and diagnostics in India. CPLB is owned 20% by the Company and 80% by Cadila. Because CPLB’s activities and operations are controlled and funded by Cadila, the Company accounts for its investment using the equity method. Since the carrying value of the Company’s initial investment was nominal, and the Company has provided no guarantee or commitment to provide future funding, the Company has not recorded losses related to this investment. In July 2018, the Company amended and restated its joint venture and license agreements with respect to CPLB to align them with its current and planned interactions with CPLB. CPLB continues to be owned 20% by the Company and 80% by Cadila.

Note 8 – Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31 (in thousands):

	2018	2017
Laboratory supplies	$11,974	$13,085
Other prepaid expenses and other current assets	4,321	4,689
Prepaid expenses and other current assets	$16,295	$17,774

Property and Equipment, net

Property and equipment is comprised of the following at December 31 (in thousands):

	2018	2017
Machinery and equipment	$35,723	$35,409
Leasehold improvements	22,276	23,664
Computer hardware	4,763	5,091
Construction in progress	1,347	1,129
	64,109	65,293
Less ― accumulated depreciation	(35,683)	(29,306)
Property and equipment, net	$28,426	$35,987

Depreciation expense was approximately $7.4 million, $7.6 million and $7.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2018	2017
Employee benefits and compensation	$9,632	$11,186
Research and development accruals	8,476	17,542
Other accrued expenses	1,442	882
Accrued expenses	$19,550	$29,610

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

In connection with the issuance of the Notes, the Company also paid $38.5 million, including expenses, to enter into privately negotiated capped call transactions with certain financial institutions (the “capped call transactions”). The capped call transactions are generally expected to reduce the potential dilution upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the Notes. The cap price of the capped call transactions will initially be $9.73 per share, which represented a premium of approximately 75% based on the last reported sale price of the Company’s common stock of $5.56 per share on January 25, 2016, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price, there would nevertheless be dilution upon conversion of the Notes to the extent that such market price exceeds the cap price. The Company evaluated the capped call transactions under ASC 815-10, Derivatives and Hedging – Overall and determined that it should be accounted for as a separate transaction and that the capped call transactions will be classified as an equity instrument.

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

Total convertible notes payable consisted of the following at (in thousands):

	December 31, 2018	December 31, 2017
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(5,813)	(7,237)
Total convertible notes payable	$319,187	$317,763

Interest expense incurred in connection with the Notes consisted of the following for the years ended December 31 (in thousands):

	2018	2017	2016
Coupon interest at 3.75%	$12,188	$12,188	$11,240
Amortization of debt issuance costs	1,424	1,424	1,305
Total interest expense on Notes	$13,612	$13,612	$12,545

Note 10 – Stockholders’ Equity

In December 2018, the Company entered into an At Market Sales Agreement (“December 2018 Sales Agreement”), which allows it to issue and sell up to $100 million in gross proceeds of its common stock. On March 12, 2019, the Company sold 5.5 million shares of common stock under the December 2018 Sales Agreement resulting in $2.9 million in net proceeds, leaving $97.1 million remaining.

In April 2018, the Company completed a public offering of 34,848,507 shares of its common stock, including 4,545,457 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $1.65 per share resulting in net proceeds, net of offering costs of $3.6 million, of approximately $54 million.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allows it to issue and sell up to $75 million in gross proceeds of its common stock. During 2018, the Company sold 17.2 million shares of common stock under the December 2017 Sales Agreement resulting in $35.9 million in net proceeds at a weighted average sales price of $2.11 per share. From January 1 through March 12, 2019, the Company sold 50.3 million shares of common stock under the December 2017 Sales Agreement resulting in $37.9 million in net proceeds. The December 2017 Sales Agreement was fully utilized at that time.

In January 2017, the Company entered into an At Market Issuance Sales Agreement (“January 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During 2017, the Company sold 50.9 million shares of common stock under the January 2017 Sales Agreement resulting in $63.4 million in net proceeds at a weighted average sales price of $1.27 per share. In January 2018, the Company sold 6.8 million shares of common stock resulting in $10.3 million in net proceeds at a weighted average sales price of $1.54 per share. The January 2017 Sales Agreement was fully utilized at that time.

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

The 2015 Plan authorizes the issuance of up to 56,000,000 shares of the Company’s common stock under equity awards granted under the plan, including an increase of 20,000,000 shares approved at the Company’s 2018 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms.

The 2015 Plan permits and the 2005 Plan permitted the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights and restricted stock units. In addition, under the 2015 Plan, unrestricted stock, stock units and performance awards may be granted. Stock options and stock appreciation rights generally have a maximum term of 10 years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company’s common stock at the time of grant. Grants of stock options are generally subject to vesting over periods ranging from one to four years.

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and the 2005 Plan for the year ended December 31, 2018:

	2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2018	33,675,720	$3.61	12,818,929	$3.26
Granted	16,613,409	$2.24	—	$—
Exercised	(252,728)	$1.35	(563,125)	$1.73
Canceled	(2,180,163)	$4.18	(602,432)	$4.15
Outstanding at December 31, 2018	47,856,238	$3.12	11,653,372	$3.29
Shares exercisable at December 31, 2018	15,815,855	$4.65	11,653,372	$3.29
Shares available for grant at December 31, 2018	7,821,034

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017	2016
Weighted average fair value of options granted	$1.74	$1.06	$1.88
Risk-free interest rate	2.26%-3.10%	1.61%-2.34%	0.97%-1.78%
Dividend yield	0%	0%	0%
Volatility	93.31%-115.61%	88.91%-114.10%	57.86%-108.88%
Expected term (in years)	4.07-7.50	4.14-7.46	4.22-7.28
Expected forfeiture rate(1)	N/A	N/A	0%-16.33%

(1) See Note 3 regarding the Company’s adoption of ASU 2016-09 in 2017.

The Company used the Monte Carlo simulation model to determine the fair value of its 1.7 million stock options containing a market condition that were granted in 2016 (the “Performance Options”). The fair value of the Performance Options was estimated with the following assumptions: 99.11% volatility, a 1.74% risk-free interest rate, 5.62% forfeiture rate and 0% dividend yield, which resulted in fair values of $0.74 to $0.92 per share, and expected terms of 1.35 years to 3.50 years.

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of December 31, 2018 was $10.2 million and 7.5 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of December 31, 2018 was $4.3 million and 5.7 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised and vesting of restricted stock awards for 2018, 2017 and 2016 was $0.4 million, $0.1 million and $2.4 million, respectively.

Employee Stock Purchase Plan

The ESPP was approved at the Company annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 7,600,000 shares of the Company’s common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 8,000,000 shares. The number of authorized shares and the maximum number of shares both include an increase of 4,000,000 shares approved at the Company’s 2018 annual meeting of stockholders. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At December 31, 2018, there were 3,363,066 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017	2016
Range of Black-Scholes fair values of ESPP shares granted	$0.36-$3.53	$0.45-$5.47	$1.86-$4.76
Risk-free interest rate	0.66%-2.24%	0.45%-1.13%	0.22%-0.61%
Dividend yield	0%	0%	0%
Volatility	52.19%-203.83%	45.98%-267.85%	43.03%-86.75%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate(1)	N/A	N/A	5%

(1) See Note 3 regarding the Company’s adoption of ASU 2016-09 in 2017.

Restricted Stock Awards

The following is a summary of restricted stock awards activity for the year ended December 31, 2018:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2018	18,750		$4.99
Restricted stock granted	―	$	―
Restricted stock vested	―	$	―
Restricted stock forfeited	(18,750)		$4.99
Outstanding and Unvested at December 31, 2018	―	$	―

The Company recorded stock-based compensation expense for awards issued under the above mentioned plans in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$10,575	$11,750	$11,168
General and administrative	7,739	8,059	7,992
Total stock-based compensation expense	$18,314	$19,809	$19,160

As of December 31, 2018, there was approximately $45 million of total unrecognized compensation expense related to unvested stock options and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.6 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 12 – Employee Benefits

The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

The Company matches 100% of the first 3% of the participants’ deferral, and 50% on the next 2% of the participants’ deferral, up to a potential 4% Company match. The Company’s matching contributions to the 401(k) plan vest immediately. Under its 401(k) plan, the Company has recorded expense of $1.2 million, $1.5 million and $1.5 million in 2018, 2017 and 2016, respectively.

The Company’s foreign subsidiary has a pension plan under local tax and labor laws and is obligated to make contributions to this plan. Contributions and other expenses related to this plan were $0.8 million in 2018 and $0.5 million in 2017 and 2016.

Note 13 – Income Taxes

The Company’s loss from operations before income tax expense by jurisdiction for the years ended December 31 are as follows (in thousands):

	2018	2017	2016
Domestic	$(176,290)	$(173,749)	$(273,134)
Foreign	(8,458)	(10,020)	(6,832)
Total net loss	$(184,748)	$(183,769)	$(279,966)

As a result of current and historical losses, there is no income tax provision for the years ended December 31, 2018, 2017 and 2016.

Deferred tax assets (liabilities) consist of the following at December 31 (in thousands):

	2018	2017
Deferred tax assets:
Federal and State net operating loss carryforward	$270,177	$240,550
Foreign net operating loss carryforward	12,321	11,577
Research tax credits	33,633	27,571
Non-cash stock-based compensation	10,888	8,048
Original discount interest	5,687	7,167
Other	7,987	9,116
Total deferred tax assets	340,693	304,029
Valuation allowance	(337,515)	(299,862)
Net deferred tax assets	$3,178	$4,167

Deferred tax liabilities:
Intangibles	(1,492)	(1,789)
Other	(1,686)	(2,378)
Total deferred tax liabilities	(3,178)	(4,167)
Net deferred tax assets	$—	$—

The valuation allowance increased by $37.7 million for the year ended December 31, 2018 due to increases in deferred tax assets. The valuation allowance decreased $54.7 million during the year ended December 31, 2017 primarily due to the impact of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) and was partially offset by the generation of net operating losses in 2017.

At December 31, 2017, the Company had provided provisional accounting for the tax effects of enactment of the Act. The Company re-measured certain of its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. As a result, the Company’s U.S. deferred tax balances at December 31, 2017 were revalued at the newly enacted tax rate of 21%, decreasing the net deferred tax asset (before valuation allowance) by approximately $132 million, offset by a decrease in the valuation allowance by the same amount. The Company completed its analysis of the Act in 2018, which resulted in no adjustment to income tax expenses on the Company’s consolidated statements of operations.

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2018	2017	2016
Statutory federal tax rate	(21)%	(34)%	(34)%
State income taxes, net of federal benefit	(3)%	(3)%	(3)%
Research and development and other tax credits	(3)%	(2)%	(2)%
Other	1%	(1)%	2%
Change in tax rate	5%	70%	0%
Change in valuation allowance	21%	(30)%	37%
Income tax provision	0%	0%	0%

The change in the tax rate in 2018 is primarily related to changes in applicable state apportionment factors; whereas the change in the tax rate in 2017 resulted from the Act as discussed above.

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2018 and 2017 as management believes it is more likely than not that the assets will not be realizable.

As of December 31, 2018, the Company had net operating losses and research tax credits available as follows (in thousands):

Amount
Federal and State net operating losses expiring through the year 2037	$969,452
Federal and State net operating losses (no expiration)	164,443
Foreign net operating losses (no expiration)	56,003
Research tax credits expiring through the year 2038	33,539

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to prior ownership change of the Company. The Company does not expect such limitation, if any, to impact the use of the net operating losses and business tax credits.

At December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits. To the extent unrecognized tax benefits are ultimately recognized, it would affect the annual effective income tax rate unless otherwise offset by a corresponding change in the valuation allowance. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in various states, as well as in Sweden. The Company had U.S. tax net operating losses and credit carryforwards that are subject to examination from 1999 through 2018. The statute extends for a number of years beyond the year in which the losses were generated for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards remain subject to examination. The returns in Sweden are subject to examination from 2013 through 2018.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, the Company had no accruals for interest or penalties related to income tax matters.

Note 14 – Commitments and Contingencies

Operating Leases

The Company conducts its operations from leased facilities. The operating leases for these facilities have terms expiring through 2026, unless earlier terminated by the Company in 2023. The leases contain provisions for future rent increases. Also, the leases obligate the Company to pay building operating costs. The Company has recorded a deferred rent liability to account for the funding under improvement allowances and to record rent expense on a straight-line basis for these operating leases.

Future minimum rental commitments under non-cancelable leases as of December 31, 2018 are as follows (in thousands):

Year	Operating Leases
2019	$6,682
2020	5,372
2021	5,350
2022	6,910
2023	5,283
Total minimum lease payments	$29,597

Total facility rent expense was approximately $5.0 million, $8.4 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In January 2018, the Company’s 1201 Clopper Road lease was terminated, and the Company paid a termination fee to the landlord of $5.3 million, which the Company believes was less than the potential total lease and operating expense cash obligations that could have been incurred over one year. The Company recorded total expense, which includes the termination fee and write-down of the related leasehold improvements, and is partially offset by deferred rent expense previously recorded, of $0.9 million in the first quarter of 2018 in connection with the termination of the 1201 Clopper Road lease.

Contingencies

In July 2018, the Company terminated a 2007 agreement to license certain rights from Wyeth Holdings LLC (formerly Wyeth Holdings Corporation), a subsidiary of Pfizer Inc. (“Wyeth”). The Wyeth license offered a non-exclusive, worldwide license to a family of patents and patent applications covering VLP technology for use in human vaccines in certain fields, with expected patent expiration in early 2022. At present, the Company has no programs to which the Wyeth license applies, and CPLB’s recombinant trivalent seasonal VLP influenza vaccine (“CadiFlu”) is only licensed in India. In September 2015, due to CPLB’s initiation of a Phase 3 clinical trial of CadiFlu in 2014, the Company entered into an amendment to the Wyeth license that, among other things, increased the milestone payment (“Milestone”) from $3 million to as much as $4 million if not paid before December 31, 2017. The Milestone of $4 million was paid in the first quarter of 2018. The Milestone was recorded as a research and development expense in 2014. Payments under the Wyeth license as of December 31, 2018 aggregated to $11.6 million.

Note 15 – Related Party Transaction

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President and Chief Executive Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provides clinical development and operations services related to the Company’s Phase 3 clinical trial of ResVax and other professional services. The agreement has been extended to terminate in July 2019.  In 2018 and 2017, the Company incurred $0.3 million and $0.2 million, respectively, in consulting expenses under the agreement. The amount due and unpaid for services performed under the agreement at December 31, 2018 and 2017 was less than $0.1 million.

Note 16 – Quarterly Financial Information (Unaudited)

The Company’s unaudited quarterly information for the years ended December 31, 2018 and 2017 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2018:
Revenue	$9,653	$10,773	$7,735	$6,127
Net loss	$(46,352)	$(44,492)	$(44,570)	$(49,334)
Net loss per share	$(0.14)	$(0.12)	$(0.12)	$(0.13)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2017:
Revenue	$5,680	$6,732	$8,352	$10,412
Net loss	$(43,854)	$(44,465)	$(44,607)	$(50,843)
Net loss per share	$(0.16)	$(0.16)	$(0.15)	$(0.16)

The net loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net loss per share for the four quarters may not equal the net loss per share for the respective twelve-month period.

