Form 10-K/A
period 2018-12-31
NOVAVAX INC
filed 2019-04-30
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 25, 2019, there were 469,453,883 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends Novavax, Inc.’s (the “Company,” “Novavax,” “we,” “our” or “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019 (the “Original Report”). The sole purpose of this Form 10-K Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety. This Form 10-K Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10 through 14 of Form 10-K, a signature page and certifications required to be filed as exhibits. We are amending Part IV solely to add those certifications, which are attached hereto.

This Form 10-K Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Form 10-K Amendment should be read in conjunction with the Original Report. In addition, this Form 10-K Amendment does not reflect events that may have occurred subsequent to the Original Report date.

NOVAVAX, INC.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Pursuant to the Company’s charter, the Board may consist of no fewer than three directors, with the specific number to be authorized by the Board from time to time at its discretion. The Board is presently authorized to consist of eight members, and currently includes the following seven individuals: Richard H. Douglas, Ph.D., Stanley C. Erck, Gary C. Evans, Rachel K. King, Michael A. McManus, Jr., J.D., Rajiv I. Modi, Ph.D., and James F. Young, Ph.D. Ms. King joined our Board in October 2018. The following information outlines our directors and their ages and positions as of April 30, 2019, followed by biographical information of each such director:

RICHARD H. DOUGLAS, PH.D.
Age:	66	Year First Elected Director:	2010
Former Senior Vice President, Corporate Development, Genzyme Corporation. From 1989 to 2011, Dr. Douglas led Genzyme Corporation’s Corporate Development team, and was involved in numerous acquisitions, licenses, financings, joint ventures, and strategic alliances. From 1982 until its merger with Genzyme Corporation in 1989 (now Sanofi Genzyme), Dr. Douglas served in science and corporate development capacities at Integrated Genetics. Dr. Douglas was a postdoctoral fellow in Dr. Leroy Hood’s laboratory at the California Institute of Technology.
Other Directorships:	Dr. Douglas serves as a member of the boards of University of Michigan Technology Transfer National Advisory Board, Aldeyra Therapeutics, Inc., and MaxCyte, Inc.
Education:	Dr. Douglas received a B.S. in chemistry from the University of Michigan and a Ph.D. in biochemistry from the University of California, Berkeley.
Skills/ Qualifications:	We believe that Dr. Douglas is well-suited to serve on our Board due to his significant business experience and scientific background.

STANLEY C. ERCK
Age:	71	Year First Elected Director:	2009
President and Chief Executive Officer of Novavax, Inc. since April 2011 and a Director since June 2009, and previously served as Executive Chairman from February 2010 to April 2011 and Interim Chief Financial Officer from November 2017 to March 2018. From 2000 to 2008, Mr. Erck served as President and Chief Executive Officer of Iomai Corporation, a developer of vaccines and immune system therapies, which was acquired in 2008 by Intercell AG. He also previously held leadership positions at Procept, a publicly traded immunology company, Integrated Genetics, now Sanofi Genzyme, and Baxter International.
Other Directorships:	Mr. Erck serves as a member of the boards of MaxCyte, Inc. and MDBio Foundation.
Education:	Mr. Erck received a B.S. in economics from the University of Illinois and a M.B.A from the University of Chicago.
Skills/ Qualifications:	We believe that Mr. Erck is well-suited to serve on our Board due to his leadership experience in the biotechnology industry, having held CEO positions for several companies, and his extensive experience of serving on other companies’ boards.

GARY C. EVANS
Age:	61	Year First Elected Director:	1998
Chairman of the Board and Chief Executive Officer of Energy Hunter Resources, Inc., a Dallas based oil and gas exploration and production company, since May 2016. From May 2009 until May 2016, Mr. Evans served as Chairman of the Board and Chief Executive Officer of Magnum Hunter Resources Corporation (“Magnum Hunter”). In December 2015, Magnum Hunter filed for Chapter 11 bankruptcy and exited restructuring in May 2016 under Mr. Evans’ leadership. Mr. Evans was also founder and CEO of Eureka Hunter Holdings, LLC, Magnum Hunter Resources Inc., Wind Hunter Energy, LLC, and GreenHunter Energy, Inc. Mr. Evans was inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. He was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO’s. Mr. Evans was chosen as the Best CEO in the “Large Company” category by Texas Top Producers in 2013 and won the Deal Maker of the Year Award in 2013 by Finance Monthly.
Other Directorships:	Mr. Evans serves as a member of the board of directors of Energy Hunter Resources, Inc., and on the Advisory Board of the Maguire Energy Institute at Southern Methodist University.
Skills/ Qualifications:	We believe that Mr. Evans is well-suited to serve on our Board due to his entrepreneurial experience in the development of a number of companies as well as his extensive leadership experience and his aptitude for reading and understanding financial statements.

RACHEL K. KING
Age:	59	Year First Elected Director:	2018
Founder and Chief Executive officer of GlycoMimetics, Inc. since 2003. Mrs. King was an Executive in Residence at New Enterprise Associates (“NEA”), one of the nation’s leading venture capital firms. Mrs. King joined NEA after serving as a Senior Vice President of Novartis Corporation. Before Novartis, Mrs. King spent ten years with Genetic Therapy, Inc. (“GTI”) through the company’s early stage, initial public offering, and eventual sale to Novartis, after which she ran GTI as a wholly owned subsidiary of Novartis. Mrs. King worked previously at ALZA Corporation and Bain and Company.
Other Directorships:	Mrs. King currently serves on the executive committee of the Biotechnology Innovation Organization. She also sits on the Board of Directors of the University of Maryland BioPark.
Education:	Mrs. King received her Bachelors of Arts degree from Dartmouth College and her Masters in Business Administration from Harvard Business School.
Skills/ Qualifications:	We believe that Mrs. King is well-suited to serve on our Board due to her successful growth and development of businesses and products, experience as a chief executive officer of a public company, her significant experience in governance, legal, and risk management, and reading and understanding financial statements.

MICHAEL A. MCMANUS, JR., J.D.
Age:	76	Year First Elected Director:	1998
Former President and Chief Executive Officer of Misonix, Inc. from 1999 to 2016. Mr. McManus served as President, Chief Executive Officer and Director of New York Bancorp Inc. from 1991 through March 1998. He also served as President and Chief Executive Officer of Home Federal Savings Bank, the principal subsidiary of New York Bancorp Inc., from February 1995 through March 1998. From 1990 through November 1991, Mr. McManus was President and Chief Executive Officer of Jamcor Pharmaceuticals Inc. Mr. McManus served as an Assistant to the President of the United States from 1982 to 1985 and held positions with Pfizer Inc. and Revlon Group. Mr. McManus served in the U.S. Army Infantry from 1968 through 1970. Mr. McManus is a recipient of the Ellis Island Medal of Honor.
Other Directorships:	Mr. McManus serves as a member of the board of directors of The Eastern Company.
Education:	Mr. McManus received a B.A. in economics from the University of Notre Dame and a J.D. from the Georgetown University Law Center.
Skills/ Qualifications:	We believe that Mr. McManus is well-suited to serve on our Board due to his successful growth and development of businesses and products, experience as a chief executive officer of a public company, his significant experience in governance, legal, and risk management, and reading and understanding financial statements.

RAJIV I. MODI, PH.D.
Age:	58	Year First Elected Director:	2009
Chairman and Managing Director of Cadila Pharmaceuticals, Ltd. (“Cadila”), a company organized in India, since 1995. Dr. Modi was elected to Novavax, Inc.’s Board based upon his relationship with the Company’s largest stockholder at the time. As of April 25, 2018, Satellite Overseas (Holdings) Limited, a subsidiary of Cadila, holds less than one percent of the Company’s outstanding Common Stock. Dr. Modi serves as a member of the boards of other Cadila group companies.
Other Directorships:	Dr. Modi serves as a member of the boards of Energy Hunter Resources, Inc. and Cadila Pharmaceuticals, Ltd.
Education:	Dr. Modi received a bachelor’s degree of technology in chemical engineering from the Indian Institute of Technology, a master’s degree in biological engineering from University College, London, and a Ph.D. in biological science from the University of Michigan.
Skills/ Qualifications:	We believe that Dr. Modi is well-suited to serve on our Board due to his extensive leadership experience, as well as technical expertise in the development and manufacturing of pharmaceutical products. He also brings broad experience in international joint ventures and pharmaceutical sales.

JAMES F. YOUNG, PH.D.
Age:	66	Year First Elected Director:	2010
Former Chairman of the Board and Chief Executive Officer of Targeted Microwave Solutions, Inc. from 2016 to 2018. Former President, Research and Development, at MedImmune, Inc. Dr. Young has been Chairman of the Board of Novavax, Inc. since April 2011 and a Director since April 2010. Dr. Young held the position of President, Research and Development, at MedImmune, Inc. from 2000 until 2008 and previously served as Executive Vice President, Research and Development from 1999 to 2000, Senior Vice President from 1995 to 1999, and as Senior Vice President, Research and Development from 1989 to 1995.
Other Directorships:	Dr. Young serves as a member of the boards of CannaRoyalty Corp. and 3-V Biosciences, Inc., a privately-held biopharmaceutical company.
Education:	Dr. Young received B.S. degrees in general science and biology from Villanova University, as well as a Ph.D. in microbiology and immunology from Baylor College of Medicine.
Skills/ Qualifications:	We believe that Dr. Young is well-suited to serve on our Board due to his years of experience in the fields of molecular genetics, microbiology, immunology, and pharmaceutical development. In addition, Dr. Young brings extensive scientific background and experiences, particularly in the areas of vaccine research and development.

INFORMATION REGARDING THE BOARD AND CORPORATE GOVERNANCE MATTERS

On March 7, 2019, the Board determined, upon a recommendation by the Nominating and Corporate Governance Committee, that, with the exception of Dr. Modi and Mr. Erck, all of the members of the Board are “independent” directors, as that term is defined in the Nasdaq listing standards. Mr. Erck is currently the President and Chief Executive Officer of the Company. Dr. Modi is not an “independent” director due to his interest in Cadila and the joint venture it has with the Company, as described in the section titled “Certain Relationships and Related Transactions.”

During 2018, the Board met eight times and acted by written consent in lieu of a meeting one time. In addition, the non-employee directors met five times in executive session during the same period. Each of our incumbent directors, other than Dr. Modi, attended at least 75% of the aggregate of the total number of meetings of the Board they were eligible to attend and the total number of meetings held by all committees on which they served. Dr. Modi was unable to attend four of the eight Board meetings as a result of unavoidable obligations. Dr. Modi has been a member of the Board since 2009, and this is the second year that Dr. Modi did not attend at least 75% of the meetings of the Board. The Board continues to believe that Dr. Modi brings valuable insight and experience to the Board.

Recognizing that director attendance at the Company’s annual meetings of stockholders provides stockholders with an opportunity to communicate with members of the Board, the Company strongly encourages (but does not require) members of the Board to attend such meetings. All of the then-current Board members attended the 2018 Annual Meeting of Stockholders.

Leadership Structure and Risk Oversight

The Board has elected to separate the roles of Chief Executive Officer and Chairman of the Board. On April 19, 2011, Mr. Erck was elected to the role of President and Chief Executive Officer and Dr. Young was elected as Chairman of the Board. Mr. Erck had served as Executive Chairman from February 2010 until April 19, 2011. Before being elected as Chairman of the Board, Dr. Young had served as a member of the Board from April 2010 until April 19, 2011.

The Chief Executive Officer and Chairman work closely together to execute the strategic plan of the Company. The Chairman mentors and advises the senior scientific team, provides an extensive network of contacts, and reports regularly to the Board. The Company believes that the combination of Mr. Erck as the President and Chief Executive Officer and Dr. Young as the Chairman of the Board is an effective leadership structure for the Company. The additional avenues of communication between the Board and management associated with having Dr. Young serve as Chairman provides the basis for the proper functioning of the Board and its oversight of management.

Management of the Company is primarily responsible for managing the risks Novavax faces in the ordinary course of operating the business. The Board actively oversees potential risks and risk management activities by receiving operational and strategic presentations from management, which include discussions of key risks to the business. In addition, the Board has delegated risk oversight to each of its key committees within their areas of responsibility. For example, the Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management the system of disclosure controls and internal controls over financial reporting and discusses the key risks facing the Company and the processes or actions being taken to mitigate those risks. The Audit Committee also reviews specific risk areas, such as cybersecurity risk, on a regular basis with input from management. As part of this review, the Company’s Vice President, Information Technology provides regular updates to the Audit Committee regarding any current cybersecurity risks and the Company’s cybersecurity risk management program and activities. The Nominating and Corporate Governance Committee assists the Board in its risk oversight function by periodically reviewing and discussing with management important compliance and quality issues. The Compensation Committee assists the Board in its risk oversight function by overseeing strategies with respect to incentive compensation programs and key employee retention issues. The Board committees are chaired by independent directors and, at each Board meeting, each of the committee chairs delivers a report to the full Board on the activities and decisions made by the committees at recent meetings. There is also a significant amount of cross-over with respect to the membership of the various committees, allowing information to flow freely outside of a full board meeting.

Board Committees

The Board currently has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. In addition to the descriptions below, please refer to the “Compensation Committee Report” and “the Audit Committee Report” included in this Form 10-K Amendment. The members of the committees are shown below.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard H. Douglas, Ph.D.	Member	Member	—
Stanley C. Erck	—	—	—
Gary C. Evans	Member	—	Chair
Rachel K. King	—	Member	Member
Michael A. McManus, Jr., J.D	Chair	Member	Member
Rajiv I. Modi, Ph.D.	—	—	—
James F. Young, Ph.D.	—	Chair	Member

Audit Committee

Each Audit Committee member is a “non-employee director,” as defined by Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “outside director,” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and an “independent director,” as defined by the listing standards of the Nasdaq. The Board has determined that each of Mr. McManus and Mr. Evans qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC, and is financially sophisticated as required by the listing standards of the Nasdaq. During 2018, the Audit Committee met five times and did not act by written consent in lieu of a meeting.

The Audit Committee acts pursuant to a written charter as adopted by the Board. A current copy of the charter is available on the Company’s website at www.novavax.com. The Audit Committee reviews and evaluates the charter annually to ensure its adequacy and accuracy, and is charged with performing an annual self-evaluation with the goal of continuing improvement.

The Audit Committee is directly responsible for the appointment, compensation, retention, and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company. To this end, the Audit Committee meets with the Company’s independent registered public accounting firm to discuss the scope and results of its examination and reviews the financial statements and reports contained in the Company’s periodic and other filings. The Audit Committee also reviews the adequacy and efficacy of the Company’s accounting, auditing and financial control systems, as well as the Company’s disclosure controls and procedures; monitors the adequacy of the Company’s accounting and financial reporting processes and practices; and considers any issues raised by its members, the Company’s independent registered public accounting firm and the Company’s employees. To assist in carrying out its duties, the Audit Committee is authorized to investigate any matter brought to its attention, retain the services of independent advisors (including legal counsel, auditors, and other experts), and receive and respond to concerns and complaints relating to accounting, internal accounting controls, and auditing matters. The Audit Committee regularly meets with both the Company’s management and its independent auditor collectively and, at times, independently and without the other present, and meets in executive session without management or the independent auditor present.

Compensation Committee

Each Compensation Committee member is a “non-employee director,” as defined by Rule 16b-3 of the Exchange Act, “outside director,” as defined in Section 162(m) of the Code (“Section 162(m)”), and an “independent director,” as defined by the listing standards of the Nasdaq, including the heightened standards that apply to compensation committee members. During 2018, the Compensation Committee met five times and did not act by written consent in lieu of a meeting.

The Compensation Committee acts pursuant to a written charter, a current copy of the charter is available on the Company’s website at www.novavax.com. The Compensation Committee reviews and evaluates the charter annually to ensure its adequacy and accuracy.

The Compensation Committee reviews and recommends salaries and other compensatory benefits for the employees, executive officers, and directors of Novavax. The Compensation Committee also recommends actions to administer the Company’s equity incentive plans and recommends stock option grants and other awards for employees, executive officers, and directors of Novavax.

As set forth in its charter, the Compensation Committee’s authority and responsibilities include but are not limited to:

•	reviewing and recommending to the Board the goals and objectives relevant to the Company’s Chief Executive Officer and other executive officers, annually evaluating the performance of the Chief Executive Officer and other executive officers, and recommending to the independent members of the Board the compensation levels and annual awards for the Chief Executive Officer and other executive officers;

•	overseeing the Company’s overall compensation philosophy, policies, and programs;

•	making recommendations to the Board about the compensation of the directors;

•	approving and administering the Company’s equity-based plans and awards and management incentive plans; and

•	approving and reviewing employment agreements, severance arrangements, retirement arrangements, change in control provisions, and any supplemental benefits or perquisites for senior management.

The Compensation Committee has the authority to engage independent compensation consultants or advisors, as it may deem appropriate in its sole discretion, and to approve related fees and retention terms of such consultants or advisors.

The Compensation Committee routinely holds meetings, some of which management attends, as well as executive sessions without management, where compensation is discussed. The chair of the Compensation Committee is responsible for leadership of the Compensation Committee and sets meeting agendas.

The Compensation Committee may request that any executive officer or employee of the Company, outside counsel, or consultant attend Compensation Committee meetings or confer with any members of, or consultants to, the Compensation Committee. The Compensation Committee is supported in its efforts by the Company’s Legal and Human Resources teams, to which the Compensation Committee delegates authority for certain administrative functions. The Chief Executive Officer gives performance assessments and compensation recommendations for each executive officer of the Company (other than himself). The Chairman gives performance assessments and compensation recommendations for the Chief Executive Officer. The Compensation Committee considers the Chief Executive Officer’s and the Chairman’s recommendations and the information provided by the Human Resources team in its deliberations regarding executive compensation and sets the compensation of the executive officers based on such deliberations and recommends that the Board ratify such compensation. The Chief Executive Officer and the Vice President, Human Resources generally attend Compensation Committee meetings but are not present for executive sessions or any discussion of their own compensation.

Nominating and Corporate Governance Committee

Each Nominating and Corporate Governance Committee member is an “independent director,” as defined by the listing standards of the Nasdaq. During 2018, the Nominating and Corporate Governance Committee met four times and did not act by written consent in lieu of a meeting.

The Nominating and Corporate Governance Committee acts pursuant to a written charter, a current copy of the charter is available on the Company’s website at www.novavax.com. The Nominating and Corporate Governance Committee reviews and evaluates the charter annually to ensure its adequacy and accuracy.

As provided in the charter, the primary function of the Nominating and Corporate Governance Committee is to assist the Board in fulfilling its responsibilities by: reviewing and making recommendations to the Board regarding the Board’s size, structure, and composition; establishing criteria for Board membership; identifying and evaluating candidates qualified to become members of the Board, including candidates proposed by stockholders; selecting, or recommending for selection, director nominees to be presented for approval at the annual meeting of stockholders and to fill vacancies on the Board; overseeing the Company’s corporate governance guidelines; evaluating Company policies relating to the recruitment of Board members; developing and recommending to the Board corporate governance policies and practices applicable to the Company; monitoring compliance with the Company’s Code of Business Conduct and Ethics and handling such other matters as the Board or committee deems appropriate. The Nominating and Corporate Governance Committee’s goal is to contribute to the effective representation of the Company’s stockholders and to play a leadership role in shaping the Company’s corporate governance.

As noted above, it is the Nominating and Corporate Governance Committee’s responsibility to review and evaluate director candidates, including candidates submitted by stockholders. In performing its evaluation and review, the Nominating and Corporate Governance Committee does not differentiate between candidates based on the proposing constituency, but rather applies the same criteria to each candidate.

Nomination Procedures

Stockholders who wish to nominate qualified candidates to serve as directors of the Company may do so in accordance with the procedures set forth in the Company’s Amended and Restated By-Laws (“By-Laws”), which procedures did not change during the last fiscal year. As set forth in the By-Laws, a stockholder must notify the Company in writing, by notice delivered to the attention of the Secretary of the Company at the address of the Company’s principal executive offices, of a proposed nominee. In order to ensure meaningful consideration of such candidates, notice must be received not less than 60 days nor more than 90 days prior to the anniversary date of the applicable year’s Annual Meeting; provided, however, that in the event that the date of the applicable year’s annual meeting of stockholders is more than 30 days before or after the anniversary date of the prior year’s annual meeting of stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or public disclosure of the date of such meeting was made, whichever occurs first.

The notice must set forth as to each proposed nominee:

•	name, age, business and residence address;

•	his or her principal occupation or employment;

•	the class and number of shares of capital stock and other securities of the Company, if any, which are beneficially owned by such nominee and whether and the extent to which any hedging or other transaction or series of transactions has been entered into by or on behalf of, or any other agreement, arrangement or understanding has been made, the effect or intent of which is to increase or decrease the voting power or economic interest of, such person with respect to the Company’s securities; and

•	any other information concerning the nominee that must be disclosed as to nominees in proxy solicitations, or is otherwise required, in each case pursuant to applicable law.

The notice must also set forth with respect to the stockholder giving the notice and each Stockholder Associated Person:

•	the name and address, as they appear on the Company’s books, of such stockholder;

•	a description of all direct and indirect compensation and other material monetary arrangements, agreements or understandings during the past three years, and any other material relationship, if any, between or concerning such stockholder and each Stockholder Associated Person, on the one hand, and each proposed nominee, and his or her respective affiliates and associates, on the other hand;

•	the class and number of shares of capital stock and other securities of the Company that are owned by such person; and

•	any derivative positions held of record or beneficially by such person and whether and the extent to which any hedging or other transaction or series of transactions has been entered into by or on behalf of, or any other agreement, arrangement or understanding has been made, the effect or intent of which is to increase or decrease the voting power or economic interest of, such person, with respect to the Company’s securities.

For purposes of this Form 10-K Amendment, a “Stockholder Associated Person” of any stockholder means (i) any “affiliate” or “associate” (as those terms are defined in Rule 12b-2 under the Exchange Act) of the stockholder who owns beneficially or of record any capital stock or other securities of the Company or, through one or more derivative positions, has an economic interest (whether positive or negative) in the price of securities of the Company and (ii) any person acting in concert with such stockholder or any affiliate or associate of such stockholder with respect to the capital stock or other securities of the Company.

In addition, any nominee proposed by a stockholder shall complete a questionnaire, in a form provided by the Company, and such completed questionnaire shall be submitted promptly, and in any event within ten days, after the Company provides the form of such questionnaire. The Company may require any proposed nominee to furnish such other information as may reasonably be required to determine the eligibility of the nominee to serve as a director. Nominations received through this process will be forwarded to the Nominating and Corporate Governance Committee for review.

The Nominating and Corporate Governance Committee strives to maintain a board of directors with a diverse set of skills and qualifications, to ensure that the board of directors is adequately serving the needs of the Company’s stockholders. Before evaluating director candidates, the Nominating and Corporate Governance Committee reviews the skills and qualifications of the directors currently serving on the Board and identifies any areas of weakness or skills of particular importance. On the basis of that review, the Nominating and Corporate Governance Committee will evaluate director candidates with those identified skills. While the Nominating and Corporate Governance Committee does not have a formal policy on Board diversity, the committee takes into account a broad range of diversity considerations when assessing director candidates, including individual backgrounds and skill sets, professional experiences, and other factors that contribute to the Board having an appropriate range of expertise, talents, experiences, and viewpoints, and considers those diversity considerations, in view of the needs of the Board as a whole, when making decisions on director nominations. The Nominating and Corporate Governance Committee considers the following skills and experiences necessary to the Board: industry knowledge, clinical development expertise, commercialization expertise, manufacturing expertise, financial expertise and capital raising experience, and scientific or medical education and experience, particularly in vaccine-related fields.

While there are no set minimum requirements, a candidate should:

•	be intelligent, thoughtful, and analytical;

•	possess superior business-related knowledge, skills, and experience;

•	reflect the highest integrity, ethics, and character;

•	have excelled in both academic and professional settings;

•	demonstrate achievement in his or her chosen field;

•	be free of actual or potential conflicts of interest;

•	have the ability to devote sufficient time to the business and affairs of the Company; and

•	demonstrate the capacity and desire to represent the best interests of the Company’s stockholders as a whole.

In addition to the above criteria (which may be modified from time to time), the Nominating and Corporate Governance Committee may consider such other factors as it deems in the best interests of the Company and its stockholders and that may enhance the effectiveness and responsiveness of the Board and its committees. Finally, the Nominating and Corporate Governance Committee must consider a candidate’s independence to make certain that the Board includes at least a majority of “independent” directors to satisfy all applicable independence requirements, as well as a candidate’s financial sophistication and special competencies.

The Nominating and Corporate Governance Committee identifies potential candidates through referrals and recommendations, including by incumbent directors, management, and stockholders, as well as through business and other organizational networks. To date, the Nominating and Corporate Governance Committee has not retained or paid any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees, although it reserves the right to engage executive search firms and other third parties to assist in finding suitable candidates.

Current members of the Board with the requisite skills and experience are considered for re-nomination, balancing the value of the member’s continuity of service with that of obtaining a new perspective, and considering each individual’s contributions, performance and level of participation, the current composition of the Board, and the Company’s needs. The Nominating and Corporate Governance Committee also must consider the age and length of service of incumbent directors. In March 2005, the Nominating and Corporate Governance Committee recommended to the Board, and the Board adopted, a rule not to re-nominate a director for re-election if such director has served ten years as a director or has reached 75 years of age, unless circumstances exist which cause the Nominating and Corporate Governance Committee to believe that despite such factors, such a nomination was in the best interest of the Company. If any existing members do not wish to continue in service or if it is decided not to re-nominate a director, new candidates are identified in accordance with those skills, experience, and characteristics deemed necessary for new nominees, and are evaluated based on the qualifications set forth above. In every case, the Nominating and Corporate Governance Committee meets (in person or telephonically) to discuss each candidate, and may require personal interviews before final approval. Once a slate of nominees is selected, the Nominating and Corporate Governance Committee presents it to the full Board.

Corporate Governance Guidelines

The Board adopted corporate governance guidelines that are available on the Company’s website at www.novavax.com.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to each of Novavax’ employees, officers, and directors, including, but not limited to, the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Ethics is reviewed at least annually by the Nominating and Corporate Governance Committee. A current copy of the Code Ethics, as amended, is available on the Company’s website at www.novavax.com. The Company intends to disclose on its website any future amendments to and waivers of the Code of Ethics that apply to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, and persons performing similar functions.

Stockholder Communications with the Board of Directors

The Board welcomes communications from stockholders and has adopted a procedure for receiving and addressing such communications. Stockholders may send written communications to the entire Board or individual directors, addressing them to Novavax, Inc., 20 Firstfield Road, Gaithersburg, Maryland 20878, Attention: Corporate Secretary. Communications by email should be addressed to ir@novavax.com and marked “Attention: Corporate Secretary” in the “Subject” field. All such communications will be forwarded to the full Board or to any individual director or directors to whom the communication is directed unless the communication is clearly of a marketing nature or is unduly hostile, threatening, illegal, or similarly inappropriate, in which case the Company has the authority to discard the communication or take appropriate legal action.

EXECUTIVE OFFICERS

Our executive officers hold office until the first meeting of the Board following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-Laws. The following information outlines our executive officers and their ages and positions as of April 30, 2019, followed by biographical information of each such executive officer:

Name	Age	Title
Stanley C. Erck	71	President and Chief Executive Officer and Director
John J. Trizzino	59	Senior Vice President, Chief Business Officer and Chief Financial Officer and Treasurer
Gregory M. Glenn, M.D.	65	President, Research and Development
John A. Herrmann III	53	Senior Vice President, General Counsel and Corporate Secretary

Stanley C. Erck has served as President and Chief Executive Officer since April 2011 and a Director since June 2009, and previously served as Executive Chairman from February 2010 to April 2011 and Interim Chief Financial Officer from November 2017 to March 2018. From 2000 to 2008, Mr. Erck served as President and Chief Executive Officer of Iomai Corporation, a developer of vaccines and immune system therapies, which was acquired in 2008 by Intercell AG. He also previously held leadership positions at Procept, a publicly traded immunology company, Integrated Genetics, now Sanofi Genzyme, and Baxter International. He also served on the board of directors of BioCryst Pharmaceuticals from December 2008 to December 2018. Mr. Erck also serves on the board of directors of MaxCyte, Inc. and MDBio Foundation. Mr. Erck received a B.S. in economics from the University of Illinois and a M.B.A. from the University of Chicago.

John J. Trizzino has served as Senior Vice President, Chief Business Officer and Chief Financial Officer since March 2018, and previously served as Senior Vice President, Commercial Operations from March 2014 to March 2018. He previously served as the Company’s Senior Vice President, Business Development from August 2010 to September 2011, and its Senior Vice President, International and Government Alliances from July 2009 to July 2010. Mr. Trizzino was the CEO of ImmunoVaccine. Inc. from September 2011 to September 2013, and, prior to joining the Company, VP, Vaccine Franchise at Medimmune, LLC, Senior Vice President, Business Development at ID Biomedical, and Vice President, Business Development in the Medical Group of Henry Schein, Inc. following his position as Vice President, General Manager of its GIV division. Mr. Trizzino also serves on the board of directors of The Maryland Tech Council. Mr. Trizzino received a B.S. from Long Island University, CW Post and a M.B.A. from New York University.

Gregory M. Glenn, M.D. has served as President, Research and Development since March 2016, and previously served as Senior Vice President, Research and Development since January 2014, as Senior Vice President, Chief Medical Officer from January 2011 to January 2014, and Senior Vice President and Chief Scientific Officer from June 2010 to January 2011. Prior to joining the Company, Dr. Glenn was the Chief Scientific Officer and founder of Iomai Corporation, which was acquired in 2008 by Intercell AG, an associate in international health at Johns Hopkins University’s School of Public Health and a clinical and basic research scientist at Walter Reed Army Institute of Research. Dr. Glenn received a B.A. in biology and chemistry from Whitman College and a M.D. from Oral Roberts University School of Medicine. He also completed the Medical Research Fellowship at the Walter Reed Army Institute of Research.

John A. Herrmann III has served as Senior Vice President, General Counsel and Corporate Secretary since June 2014. He previously served as the Company’s Vice President, General Counsel and Corporate Secretary from March 2012 to June 2014, and its Executive Director, Legal Affairs and Corporate Secretary from April 2010 to March 2012. Prior to joining the Company, Mr. Herrmann was General Counsel at Ore Pharmaceuticals and Deputy General Counsel at Gene Logic before it became Ore Pharmaceuticals. Mr. Herrmann worked as Senior Counsel for Celera Genomics following his position as Senior Corporate Counsel at Baxter Healthcare in its Renal Division. Mr. Herrmann received a B.A. in political science and history from Brown University and a J.D. from the University of Illinois.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and holders of more than 10% of the Company’s Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on a review of the (i) copies of such reports (and any amendments thereto) furnished to the Company during or with respect to 2018 or (ii) written representations that no reports were required, the Company believes that during 2018 its executive officers, directors, and holders of more than 10% of the Company’s Common Stock complied with all Section 16(a) filing requirements.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Discussion and Analysis (the “CD&A”) discusses the compensation of our four executive officers for 2018 (each a “Named Executive Officer” or an “NEO”): (i) Stanley C. Erck, President and Chief Executive Officer; (ii) John J. Trizzino, Senior Vice President, Chief Business Officer and Chief Financial Officer and Treasurer; (iii) Dr. Gregory M. Glenn, President, Research and Development; and (iv) John A. Herrmann III, Senior Vice President, General Counsel and Corporate Secretary.

The CD&A reviews the Company’s executive compensation philosophy, the objectives and operation of the compensation program, how compensation was set for 2018, and the various elements of compensation paid to the executive officers including the NEOs for services during 2018.

Executive Compensation Philosophy

Our compensation program is designed to attract, retain, and reward a high-performance workforce in an extremely competitive recruitment and retention market to achieve the Company’s mission, vision, and goals. This philosophy is reflected in the components of the Company’s compensation program, which include:

•	a competitive compensation package upon hire;

•	a performance management process that defines objectives, tracks employee performance, and ties into the annual rewards process;

•	an annual performance increase practice that rewards each individual employee’s performance against his or her objectives and his or her contribution over the prior year;

•	an annual incentive cash bonus program designed to reward both Company performance and functional area performance;

•	an equity incentive plan that provides initial grants upon hire, annual subsequent grants, and additional grants for promotions, strong performance, and retention of high potential personnel; and

•	a market-competitive, comprehensive benefits program.

The Compensation Committee believes that these components provide the tools needed to deliver performance-based compensation that retains and rewards high-performing employees and aligns with general industry practices. We conducted our most recent advisory vote on executive compensation at our 2018 Annual Meeting of Stockholders. Our Board and our Compensation Committee value the opinions of our stockholders, so we paid close attention to the outcome of this vote even though it is non-binding. Approximately 90% of the votes cast on the advisory vote on executive compensation were in favor of our Named Executive Officer compensation as disclosed in our 2018 proxy statement. We view this support as an affirmation of our pay practices; and, consequently, we have maintained a consistent approach to executive compensation since that time. We have held, and will continue to hold, regular discussions with our shareholders to understand and address any outstanding concerns or other thoughts related to our executive compensation practices. In late 2018 and early 2019, we engaged with certain of our top 20 stockholders and discussed topics related to our business, corporate governance, and executive compensation. Stockholder feedback is important, and the information we glean from these engagements is highly valued. Certain stockholders expressed a preference for performance-based long-term compensation (as compared to time-based). Accordingly, as further discussed below in this CD&A, in March 2019, the Compensation Committee awarded our executive officers performance-based awards connected to certain of our Company objectives.

Objectives of the Executive Compensation Program

The Compensation Committee believes that the compensation for our executive officers, including our NEOs, should be designed to attract, motivate, and retain highly qualified executive officers responsible for the success of Novavax and should be determined within a framework that rewards performance and aligns the interests of the executive officers with the interests of the Company’s stockholders. Within this overall philosophy, the Compensation Committee’s objectives are to:

•	attract and retain highly qualified employees;

•	reward executives for meeting the strategic goals and objectives of the Company, and reward strong individual performance; and

•	align executives’ interests with those of our stockholders.

Attract and Retain Highly Qualified Executives

Our compensation program is designed to attract, motivate, and retain, from a limited pool of resources, individuals who are highly experienced with proven records of success, and to provide total compensation that is competitive with the Company’s peers within the biotechnology and pharmaceutical industries.

Reward Executives for Meeting Strategic Goals and Objectives of the Company

The Compensation Committee believes that a significant portion of an executive officer’s total compensation should reflect overall Company performance. The compensation program rewards the Company’s executive officers for achieving specified corporate performance goals, as well as goals that fall within their individual functional areas. Incentives are based on meeting criteria in each of these categories and reflect the executive officer’s overall contribution to the Company.

Align Executives’ Interests with Those of Our Stockholders

The Compensation Committee believes that Novavax’ long-term success depends upon aligning executives’ and stockholders’ interests. To support this objective, Novavax provides executive officers with equity accumulation opportunities by awarding equity, generally in form of time-vesting stock options. We consider time based-vesting stock options to be performance-based because no value is created unless the value of our common stock appreciates after grant and the same value is created for our stockholders. Because value is tied to long-term stock performance, we believe that stock options are an effective vehicle to align executive interests with stockholder interests.

Generally, time-vesting stock option grants vest over four years, although certain options granted in 2010 vest annually over a three-year period. Beginning with stock option awards made in 2016, such time-vesting stock option grants vest as to 25% of the award on the first anniversary of the grant date and the remaining 75% vests monthly thereafter over the next three-year period. Such vesting supports long-term retention of executive officers because executive officers cannot exercise the options until they have vested. Fifty percent of the stock options granted to each NEO in November 2016 are eligible to vest only on the achievement of performance milestones based on stock price. In addition to the annual time based-vesting stock option grant made in December 2018, in March 2019, executive officers received time-vesting restricted stock unit retention grants that will vest on September 8, 2019 subject to continued service through the vesting date, and a grant of performance-based restricted stock units in lieu of a full annual cash bonus payment, as further discussed in the section entitled “Elements of Compensation – Incentive Cash Bonus Program” below.

Oversight and Operation of the Executive Compensation Program

The Compensation Committee is appointed by the Board to assist the Board with its responsibilities related to the compensation of the Company’s directors, officers, and employees and the development and administration of the Company’s compensation plans. For details on the Compensation Committee’s oversight of the executive compensation program, see the section titled “Information Regarding the Board and Corporate Governance Matters — Compensation Committee” beginning on page 7 of this Form 10-K Amendment.

The Chief Executive Officer (the “CEO”) evaluates and provides to the Compensation Committee performance assessments and compensation recommendations for each executive officer other than himself. The Chairman of the Board evaluates the CEO’s performance and makes compensation recommendations for the CEO to the Compensation Committee. The Compensation Committee considers the CEO’s and the Chairman’s recommendations and information provided by the Human Resources team in its deliberations regarding executive compensation and recommends to the Board the compensation of the executive officers based on such deliberations. The Board determines all executive compensation based on the recommendation of the Compensation Committee. In 2018, the CEO and the Vice President, Human Resources generally attended Compensation Committee meetings, but were not present for executive sessions or any discussion of their own compensation.

Process for Setting Executive Compensation

Generally speaking, compensation packages for each executive officer are analyzed and discussed separately at the first Compensation Committee meeting each year. Prior to that meeting, an independent compensation consultant performs a comprehensive competitive analysis on the compensation package for each executive officer. In September 2016, the Compensation Committed retained Radford, an Aon Hewitt Company—a business unit of Aon plc (“Radford”) to conduct annual analyses and provide ongoing compensation support. In the fourth quarter of 2018, Radford completed a thorough competitive analysis for 2019 executive compensation, and this analysis was used to inform decisions made on stock option awards granted to executive officers in December 2018. Radford’s competitive analysis was based on a combination of survey data and peer group data.

Survey Data

When determining stock option awards in the fourth quarter of 2018, along with overall compensation for 2019, the Compensation Committee reviewed analysis based on a combination of compensation survey data and peer group data. The compensation survey data source was the Radford Global Life Sciences Survey (the “Survey”). The Survey provides total compensation and practices data for more than 800 life sciences companies and more than 550,000 individuals. Global market data is available for 58 countries and positions at the executive, management, professional, sales, and support levels, as well as overall compensation practices. Target industries include biotechnology, pharmaceutical, diagnostic and clinical research organizations. In 2018, Radford used a customized selection of Survey data comprised of public biopharmaceutical companies with 100 - 1,000 employees and a market capitalization of $100M - $1.5 billion to better align the Survey data with Novavax’ compensation programs.

Radford benchmarks each executive officer’s current compensation against the 50th percentile of the Survey. The Compensation Committee believes this is a common reference point among biotechnology companies similar in size to Novavax and that the Company remains competitive by targeting the 50th percentile of the Survey data.

Peer Data

The Compensation Committee also considered peer group data in making its executive compensation analysis. In doing so, the Compensation Committee used comparative compensation information from a relevant peer group of companies (the “Peer Group”). The Compensation Committee selected the companies in the Peer Group with the assistance of Radford based on factors including, but not limited to, the following: industry sector, stage of development, market capitalization, business focus, and employee headcount.

The Peer Group Utilized in 2018 Consists of the Following 19 Companies:	Achaogen	Celldex Therapeutics	Recro Pharma
	Achillion Pharmaceuticals	Chimerix	Seres Therapeutics
	Agenus	Cytokinetics	Tetraphase Pharmaceuticals
	Alder Biopharmaceuticals	ImmunoGen	XBiotech
	Athersys	Inovio Pharmaceuticals	Zogenix
	BioCryst Pharmaceuticals	MacroGenics
	BioTime	Merrimack Pharmaceuticals

Internal Equity

The Compensation Committee considers internal equity when determining compensation to ensure that the Company is fair in its compensation practices across roles similar in scope and level of responsibility.

Independent Compensation Analysis

As required by rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Compensation Committee engaged Radford after assessing Radford’s independence. Based upon this assessment, it was determined that the engagement of Radford in September 2016 did not raise any conflicts of interest or similar concerns. The Compensation Committee will assess Radford’s independence and potential conflicts of interest on a regular basis, no less than annually.

Radford was authorized by the Compensation Committee to work with certain executive officers of the Company, as well as other employees in the Company’s Human Resources, Legal, and Finance departments in connection with Radford’s work for the Compensation Committee.

What the Compensation Program is Designed to Reward

Company Performance

The executive compensation program is designed to reward both individual and Company performance. A significant portion of an executive officer’s total compensation package is based on the Company’s performance and the achievement of corporate goals. Because of the key roles the executive officers play in the success of the Company, a significant portion of the achievement of corporate goals is reflective of the executive officers’ individual performance. During 2018, the Board and the Company’s senior executives jointly developed a set of objectives for 2018, which were based on the Company’s strategic plan (the “2018 Objectives”). These objectives are described below under “2018 Performance and Outcomes.”

Individual Performance

For 2018, the CEO reviewed and evaluated the performance of the executive officers other than himself, and recommended their performance goals and objectives for 2019. This review was conducted in the first quarter of 2019. For 2018, the Chairman of the Board reviewed and evaluated the performance of the CEO. The performance goals and objectives for the CEO were the same as the annual corporate objectives based on the strategic plan.

With the exception of the CEO, whose incentive compensation is based entirely on achievement of the 2018 Objectives and the discretion of the Board, each NEO had additional individual goals to support the 2018 Objectives or to further the Company’s strategic plan. Each NEO achieved his individual objectives.

2018 Performance and Outcomes

During the first quarter of 2019, the Compensation Committee reviewed the Company’s performance related to its 2018 Objectives. The following table summarizes its conclusions regarding these objectives:

2018 Objective	Weight	Achievement	Percent	Explanation
Execute on RSV vaccine development plans	70%	Partially met objective	35%	Although Phase 3 demonstrated efficacy, failed to meet primary objective and licensure pathway unclear.
Execute on influenza vaccine development plans	20%	Partially met objective	16%	Successful Phase 2 NanoFlu results, although delayed in confirmation of accelerated approval for licensure.
Complete financing to end 2018 on budget	10%	Met objective	10%	Raised cash opportunistically and stayed on 2018 budget
Total	100%		61%

Elements of Compensation

The Compensation Committee believes that the most effective compensation program is one that provides a competitive base salary, rewards the achievement of established annual and long-term goals and objectives, and provides an incentive for retention. For this reason, the compensation program is comprised of three primary elements: (i) base salary, (ii) an incentive cash bonus program, and (iii) equity awards. The Compensation Committee believes that these three elements are the most effective combination to motivate and retain executive officers.

The Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, but generally seeks to provide an overall executive compensation package designed to attract, motivate, and retain highly qualified executive officers, to reward them for performance over time, and to align the interests of the executive officers with the interests of our stockholders.

Base Salary

The Compensation Committee’s philosophy is to maintain base salaries at a competitive level sufficient to recruit and retain individuals possessing the skills and capabilities necessary to achieve the Company’s goals over the long term. The base salaries for the NEOs as of December 31, 2018 were:

Executive	Base Salary ($)	Percentage Increase in Base Salary from December 31, 2017 (%)
Stanley C. Erck	642,720	3.0
John J. Trizzino	382,104	4.4
Gregory M. Glenn, M.D	463,500	3.0
John A. Herrmann III	370,260	8.9	(1)

(1)	Mr. Herrmann’s base salary increase as of December 31, 2018 reflects both a merit increase and an increase based on a market analysis conducted by Radford, designed to bring Mr. Herrmann’s base salary to market median.

Incentive Cash Bonus Program

The incentive cash bonus program is designed to motivate and reward executive officers for the achievement of specific corporate objectives. The purpose of the incentive cash bonus program is to align company, departmental, and individual goals throughout the Company and to provide an incentive that further ties compensation to individual contribution and teamwork. At the time that the Board (or the Compensation Committee as its delegate) approves the corporate objectives for a particular calendar year, the Board also weights each objective, as shown, for example, in the table of the 2018 Objectives above. In reviewing corporate objectives at the end of each calendar year, the Board generally assigns a percentage to each objective that reflects its determination as to whether the Company achieved that objective, failed to meet that objective, partially met that objective, or exceeded that objective. In some instances, the Board uses its discretion to make such determinations, and in doing so looks at other performance factors, mitigating circumstances, and other material successes or missed opportunities. By applying the achievement percentage to the initial weighting percentage, each objective’s weight contribution and the overall cumulative percentage of corporate performance for the calendar year is determined.

A target bonus is set at a percentage of the executive officer’s base salary, with such percentages being based on market data, although the ultimate amount of any bonus payout is at the discretion of the Board. The Compensation Committee believes that the higher the individual’s position within Novavax, the more closely his or her bonus award should be tied to the Company’s success. Thus, the CEO’s target bonus is based entirely on the achievement of the annual corporate objectives and the discretion of the Board. 80% of Dr. Glenn’s target bonus is based on corporate objectives and 20% of his bonus is based on the performance of his functional area. For the other NEOs, 75% of their bonuses are based on corporate achievement and 25% of their bonuses are based on the functional area performance of each NEO. The 2018 NEO bonus targets and actual incentive cash bonus awards received were as follows:

Executive	Bonus Target as Percentage of Base Salary (%)	Incentive Cash Bonus Award Received ($)
Stanley C. Erck	60.0	—
John J. Trizzino	40.0	53,498
Gregory M. Glenn, M.D	50.0	79,142
John A. Herrmann III	40.0	51,321

The conclusions regarding the Company’s performance related to its 2018 Objectives are shown above, under the heading “2018 Performance and Outcomes.”

Our CEO did not receive an annual cash bonus in respect of 2018. In recognition of the 2018 Objectives that may be achieved in 2019, in March 2019, the Compensation Committee granted our CEO a performance-based restricted stock units that will vest in March 2020 if, on or prior to September 30, 2019, the Company meets certain performance objectives related to its ResVax™ and NanoFlu™ vaccine candidates.

The Compensation Committee determined that our NEOs, other than the CEO, would receive a 2018 annual cash bonus equal to 50% of the amount determined to be earned in accordance with the 2018 Objectives. In March 2019, in lieu of the remaining 50%, the NEOs, other than the CEO, received time-vesting restricted stock unit retention grants that will vest on September 8, 2019 subject to continued service through the vesting date. In addition, in March 2019, in recognition of the 2018 Objectives that may be achieved in 2019, the Compensation Committee awarded the NEOs performance-based restricted stock units that will vest on March 8, 2020 if, on or prior to September 30, 2019, the Company meets certain performance objectives related to its ResVax and NanoFlu vaccine candidates.

Equity Awards

Equity awards are a fundamental incentive element in the executive compensation program because they emphasize long-term performance, as measured by creation of stockholder value, and foster a commonality of interest between stockholders and key executives. In addition, they are crucial to a competitive compensation program for executive officers because they act as a powerful retention tool. The Compensation Committee views the Company as still facing significant risk, but with a potential for a high upside. In the case of stock options, the executive officers are motivated by the potential appreciation in the stock price above the exercise price. To encourage continued employment, stock option grants to executive officers typically include options that require the executive to remain an employee of the Company for four years before the options are fully vested, although certain options granted in 2010 have a three-year vesting period. Beginning with stock option awards made in 2016, such stock option grants vest as to 25% of the award on the first anniversary of the grant date and the remaining 75% vests monthly thereafter over the next three-year period. In addition, the Compensation Committee may award options that vest as the executive officer achieves certain milestones. The Compensation Committee believes it is important to tie the long-term benefit potentially realizable by the executive to a long-term commitment with Novavax.

Annual stock option grants are awarded to executive officers at the discretion of the Board upon a recommendation by the Compensation Committee. Beginning in December 2017, annual stock option grants occur in the fourth quarter of each calendar year, with the grant of such equity occurring at the fourth quarter in-person meeting of the Compensation Committee in December. In making its recommendations, the Compensation Committee considers Company performance, competitive data, and the individual’s scope of responsibility and continuing performance. With guidance from Radford upon its analysis of competitive data, stock options were awarded to the NEOs in December 2018, and these options vest over a four-year period (25% on the first anniversary of the grant date and the remaining 75% monthly thereafter over a three-year period). The executive officers also have the ability to participate in the Company’s Amended and Restated 2013 Employee Stock Purchase Plan (“ESPP”).

Performance-Based Stock Option Awards

From time to time, the Company may grant Performance-Based stock option awards. The following table contains information about the grant, vesting, and forfeiture of outstanding performance-based awards:

Number of Shares
Non-vested at December 31, 2015	—
Granted	1,100,000
Vested	—
Forfeited	—

Non-vested at December 31, 2016	1,100,000
Granted	—
Vested	—
Forfeited	(125,000)

Non-vested at December 31, 2017	975,000
Granted	—
Vested	—
Forfeited	—

Non-vested at December 31, 2018	975,000

Restricted Stock Unit Awards

In March 2019, the Compensation Committee awarded the executive officers (i) time-based restricted stock units (“RSUs”) that will vest on September 8, 2019 subject to continued employment with the Company through the vesting date, and (ii) performance-based RSUs that will vest on March 8, 2020 if, on or prior to September 30, 2019, the Company meets certain performance objectives related to its ResVax and NanoFlu vaccine candidates. The following table contains the RSUs granted to each NEO:

Executive	Time-Vesting Restricted Stock Units(1)	Performance-Based Restricted Stock Units(2)
Stanley C. Erck	—	607,248
John J. Trizzino	102,861	46,887
Gregory M. Glenn, M.D	152,166	76,083
John A. Herrmann III	98,676	44,979

(1)	One hundred percent of the RSUs subject to this grant under the Company’s Amended and Restated 2015 Stock Incentive Plan (“2015 Stock Plan”) will vest six (6) months from the March 8, 2019 grant date subject to continued employment with the Company through the vesting date.

(2)	Vesting of the RSUs subject to this grant under the 2015 Stock Plan is subject to the satisfaction of both (1) a time-based vesting requirement, pursuant to which one hundred percent of the RSUs vesting on the first anniversary of the March 8, 2019 grant date subject to continued employment through such vesting date; and (2) performance-based vesting requirements, pursuant to which (i) 80% of the RSUs will vest based on achieving a regulatory milestone associated with ResVax on or before September 30, 2019; or (ii) 20% of the RSUs will vest based on achieving a regulatory milestone associated with NanoFlu on or before September 30, 2019.

Clawback Policy

On April 26, 2017, the Board adopted a policy providing that, if the Company is required to prepare an accounting restatement due to material non-compliance with financial reporting requirements under applicable securities laws, with respect to any cash bonus or other cash compensation paid or awarded, or equity-based bonus or other equity-based incentive compensation that was exercised, vested or settled, within six months preceding such restatement, and that was granted or earned or became vested based wholly or in part upon the attainment of any financial reporting measure, if the recipient of such cash or equity-based bonus or other cash or equity-based incentive compensation engaged in fraud, intentional misconduct, or gross negligence that caused or partially caused the need for the restatement, the Board generally may seek reimbursement of any amount paid under an award in excess of what would have been paid had such material noncompliance not occurred.

Perquisites and Other Personal Benefits

The Company does not have any executive perquisite programs. From time to time, on a limited or exception basis, it may decide to provide other benefits that are related to a business purpose or are customary among peer public companies that may otherwise be considered perquisites. All of the NEOs are eligible to participate in the Company’s benefit plans offered to all employees, including health, dental and vision insurance, a prescription drug plan, flexible spending accounts, short and long term disability, life insurance, and a 401(k) plan.

Employment Agreements and Severance Benefits

As of December 31, 2018, the Company had employment agreements in place with all of the NEOs. The employment agreements provide for certain payments if the NEO is terminated by the Company without cause or leaves for good reason. The terms of these agreements are described in greater detail in the section titled “Overview of Employment and Change in Control Agreements.” All of the NEOs are “at will” employees.

The Company has established a Change in Control Severance Benefit Plan, which provides for severance payments to participating employees if the participant’s employment is terminated in connection with a change in control. This plan is described in greater detail in the section titled “Overview of Employment and Change in Control Agreements.” The Compensation Committee believes it is important to provide such employees with an incentive to remain with the Company amid the uncertainty that often accompanies efforts to consummate a corporate sale or similar transaction that may enhance stockholder value. All of the NEOs participate in the Change in Control Severance Benefit Plan.

Tax and Accounting Implications

Section 162(m) limits to $1 million the amount a company may deduct for compensation paid to certain executive officers, subject to certain grandfathering rules for performance-based compensation in effect on November 2, 2017 and not materially modified after such date. The Compensation Committee believes that its primary responsibility is to provide a compensation program that attracts, retains and rewards the executives necessary for our success. Accordingly, the Compensation Committee has authorized, and will continue to authorize, compensation arrangements that are not fully deductible under Section 162(m) or that may otherwise be limited as to tax deductibility.

The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. If accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Anti-Hedging Policy

Our insider trading policy prohibits all directors and officers from pledging or engaging in hedging or similar transactions in our Common Stock, such as prepaid variable forwards, equity swaps, collars, puts, calls, and short sales.

Compensation Risk Assessment

The Compensation Committee regularly reviews the Company’s compensation and benefits programs, policies and practices, including its executive compensation program and its incentive-based compensation programs for its executive officers, to determine whether such programs, policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. Our compensation and governance-related policies are enhanced by our clawback policy, described in the section titled “Elements of Compensation – Clawback Policy” on page 19 of this Form 10-K Amendment, as well as a policy prohibiting hedging and pledging of our securities by our directors and officers, including our NEOs. Based on its assessment, the Compensation Committee does not believe that our compensation programs, policies and practices, in conjunction with our existing processes and controls, create risks that are reasonably likely to have a material adverse effect on our business and operations.

Compensation Committee Interlocks and Insider Participation

During 2018, Dr. Douglas, Ms. King, Mr. McManus, and Dr. Young served as members of the Compensation Committee. None of the members of the Compensation Committee was at any time during 2018 an employee or executive officer of Novavax.

No executive officer of the Company currently serves, or during 2018 served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

Stockholder Outreach

Active stockholder outreach and interaction is paramount to Novavax’ investor relations strategy. Consistent with that, Novavax attended seven investor conferences in 2018, the majority of which included presentations and opportunities to meet with institutional investors in individual one-on-one settings. Novavax further conducted four non-deal roadshows in the U.S. and Europe. On-site meetings with both sell-side and buy-side contacts included tours of Novavax’ facilities and provided additional opportunities for investor interaction and feedback. Novavax holds an annual stockholder day. In total, Novavax conducted 81 individual calls or meetings with buy-side investors and had 21 interactions with sell-side analysts in 2018. The Company believes these interactions are central to communicating Novavax’ investment opportunity, corporate strategy, milestones and goals, and to obtaining feedback directly from the investment community. As discussed elsewhere in this CD&A, the Compensation Committee took into account stockholder feedback in making performance-based equity grants to our executive officers in March 2019.

2018 CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, the following information describes the relationship of the annual total compensation of our employees and the annual total compensation of Stanley C. Erck, our President and Chief Executive Officer (our “CEO”).

For 2018:

•	the median of the annual total compensation of all employees of the Company (other than Mr. Erck) was $123,614;

•	Mr. Erck’s annual total compensation, as reported in the Summary Compensation Table included elsewhere within this Form 10-K Amendment, was $4,158,398; and

•	for 2018, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees (“CEO Pay Ratio”) is reasonably estimated to be 34 to 1.

To identify its median employee and determine the annual total compensation of that median employee and the CEO:

•	The Company determined that, as of December 31, 2018, its employee population consisted of approximately 374 individuals, with approximately 333 employees based in the United States and 41 employees located in Sweden. All employees are included, whether employed as full-time, part-time, temporary, or seasonal employees, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2018.

•	We identified our median employee by reviewing compensation data reflected in payroll records consisting of base salary and annual cash incentive payments, which was consistently applied to all employees included in the calculation. Base salary and annual cash incentive payments were used because they represent the Company’s principal broad-based compensation elements.

•	No cost of living adjustments were made in identifying the median employee. For compensation of employees located in Sweden, the exchange rate used was the same as for financial statement translation purposes at December 31, 2018.

•	After identifying the median employee, all of the elements of such employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, were totaled resulting in annual total compensation of $123,614. With respect to the annual total compensation of the CEO, the Company used the amount reported in the “Total” column of the Summary Compensation Table included in this Form 10-K Amendment.

The CEO Pay Ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the CEO Pay Ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of our NEOs for the fiscal years ended December 31, 2018, 2017, and 2016.

Name and Principal Position	Year	Salary(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Stanley C. Erck	2018	638,040	3,509,358	—	11,000	4,158,398
President and CEO	2017	624,000	1,753,125	383,760	10,800	2,771,685
	2016	618,000	3,252,440	—	7,379	3,877,819

John J. Trizzino	2018	378,078	890,700	53,498	7,500	1,329,776
SVP, Chief Business Officer	2017	366,102	425,000	149,145	7,500	947,747
and CFO and Treasurer	2016	359,500	790,315	—	7,387	1,157,202

Gregory M. Glenn, M.D.	2018	460,125	1,131,189	79,142	11,000	1,681,456
President, Research	2017	450,000	531,250	229,500	10,500	1,221,250
and Development	2016	441,250	1,193,920	—	7,500	1,642,670

John A. Herrmann III	2018	362,695	712,560	51,321	11,000	1,137,576
SVP, General Counsel and	2017	340,000	425,000	138,550	9,767	913,317
Corporate Secretary	2016	335,000	790,315	—	7,500	1,132,815

(1)	Includes amounts earned, but deferred at the election of the NEO, such as salary deferrals under the Company’s 401(k) plan.
(2)	The grant date fair value was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. Assumptions used in the calculation of this amount are included in Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.
(3)	Represents performance-based bonuses awarded in 2018, 2017, and 2016 under the Company’s incentive cash bonus program. For a description of the incentive cash bonus program, see page 15 in the CD&A.
(4)	For 2018, All Other Compensation consisted of (i) employer matching contributions to the Company’s 401(k) plan for Messrs. Erck, Trizzino, and Herrmann, and Dr. Glenn.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information with respect to option awards and other plan-based awards granted to our NEOs during the fiscal year ended December 31, 2018:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Target ($)	Maximum ($)	Grant Date	Options(2) (#)	Awards(3) ($/Sh)	Awards(4) ($)
Stanley C. Erck	382,824	478,530	12/13/2018	1,970,000	2.30	3,509,358
John J. Trizzino	151,231	189,039	12/13/2018	500,000	2.30	890,700
Gregory M. Glenn, M.D.	230,062	287,578	12/13/2018	635,000	2.30	1,131,189
John A. Herrmann III.	145,078	181,348	12/13/2018	400,000	2.30	712,560

(1)	The target cash bonus amount for fiscal 2018 was based on achievement of 100% of the 2018 Objectives and the individual’s earned base salary for 2018 and represented 60% of Mr. Erck’s base salary, 40% of Mr. Trizzino’s base salary, 50% of Dr. Glenn’s base salary, and 40% of Mr. Herrmann’s base salary. The maximum cash bonus amount for fiscal 2018 was capped at achievement of 125% of the 2018 Objectives.
(2)	Represents stock options granted to our Named Executive Officers under the Company’s 2015 Stock Plan. All stock option awards in this column are options to purchase shares of the Company’s Common Stock and are subject to service-based vesting, as described below.
(3)	Options granted have an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant which, under the Company’s 2015 Stock Plan, is equal to the closing price of the Company’s Common Stock as reported on Nasdaq on the date of grant.
(4)	The grant date fair value was calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR END

The following table sets forth certain information with respect to the value of all outstanding equity awards to the NEOs as of December 31, 2018:

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stanley C. Erck	6/24/2009	20,000	—		2.44	6/24/2019	(2)
	2/15/2010	150,000	—		2.40	2/15/2020	(3)
	6/22/2011	850,000	—		1.99	6/22/2021
	3/1/2012	500,000	—		1.28	3/1/2022
	3/2/2013	900,000	—		1.83	3/2/2023
	3/6/2014	900,000	—		6.05	3/6/2024
	3/5/2015	675,000	225,000		8.94	3/5/2025
	3/15/2016	618,750	281,250		4.99	3/15/2026	(4)
	11/14/2016	286,458	263,542		1.35	11/14/2026	(4)
	11/14/2016	—	—	550,000	1.35	11/14/2026	(5)
	12/15/2017	412,500	1,237,500		1.38	12/15/2027	(4)
	12/13/2018	—	1,970,000		2.30	12/13/2028	(4)

John J. Trizzino	3/10/2014	300,000	—		5.86	3/10/2024
	3/5/2015	150,000	50,000		8.94	3/5/2025
	3/15/2016	154,688	70,312		4.99	3/15/2026	(4)
	11/14/2016	65,104	59,896		1.35	11/14/2026	(4)
	11/14/2016	—	—	125,000	1.35	11/14/2026	(5)
	12/15/2017	100,000	300,000		1.38	12/15/2027	(4)
	12/13/2018	—	500,000		2.30	12/13/2028	(4)

Gregory M. Glenn, M.D.	7/1/2010	335,000	—		2.11	7/1/2020	(6)
	3/10/2011	64,000	—		2.50	3/10/2021
	3/1/2012	150,000	—		1.28	3/1/2022
	3/2/2013	88,114	—		1.83	3/2/2023
	3/6/2014	175,000	—		6.05	3/6/2024
	3/5/2015	225,000	75,000		8.94	3/5/2025
	3/15/2016	240,625	109,375		4.99	3/15/2026	(4)
	11/14/2016	91,146	83,854		1.35	11/14/2026	(4)
	11/14/2016	—	—	175,000	1.35	11/14/2026	(5)
	12/15/2017	125,000	375,000		1.38	12/15/2027	(4)
	12/13/2018	—	635,000		2.30	12/13/2028	(4)

John A. Herrmann III	4/15/2010	75,000	—		2.66	4/15/2020
	3/10/2011	20,000	—		2.50	3/10/2021
	3/1/2012	150,000	—		1.28	3/1/2022
	3/2/2013	150,000	—		1.83	3/2/2023
	3/6/2014	150,000	—		6.05	3/6/2024
	6/12/2014	50,000	—		4.55	6/12/2024
	3/5/2015	150,000	50,000		8.94	3/5/2025
	3/15/2016	154,688	70,312		4.99	3/15/2026	(4)
	11/14/2016	65,104	59,896		1.35	11/14/2026	(4)
	11/14/2016	—	—	125,000	1.35	11/14/2026	(5)
	12/15/2017	100,000	300,000		1.38	12/15/2027	(4)
	12/13/2018	—	400,000		2.30	12/13/2028	(4)

(1)	All options were awarded under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Stock Plan”) or 2015 Stock Plan and, except as noted, vest in four equal increments on the first four anniversaries of the date of grant.
(2)	These options vested six months following the date of grant.
(3)	These options vested one year following the date of grant.
(4)	Twenty-five percent of the shares subject to this option vest one year following the date of grant, and the remaining seventy-five percent will vest in equal monthly installments over the following three years subject to continued employment through the vesting date.
(5)	The amounts represent performance- and time-based options, and assume achievement of performance at threshold levels. These options are eligible to vest according to the satisfaction of both a time-based vesting requirement, pursuant to which twenty-five percent of the shares subject to this option vest one year following the date of grant, and the remaining seventy-five percent will vest in equal monthly installments over the following three years subject to continued employment through the vesting date; and a performance-based vesting requirement, pursuant to which 33.33%, 33.33%, and 33.34% of the shares will vest if, at any time during the four-year period from the grant date, the volume-weighted average stock price of Novavax’ common stock meets or exceeds three separate pre-determined dollar targets, respectively, for twenty (20) consecutive trading days.
(6)	These options vested in three equal increments on the first three anniversaries of the date of grant.

OPTIONS EXERCISED AND STOCK VESTED

Our NEOs did not exercise any stock options, or hold any restricted stock awards that vested, during the fiscal year ended December 31, 2018.

OVERVIEW OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

Employment Agreements

On December 31, 2018, the Company had employment agreements in place with each of our NEOs. Each employment agreement provides for a base salary subject to review each year, an incentive bonus, and equity awards. Salary information and the target amount of the incentive bonus are described in greater detail on pages 15 through 23 in the CD&A. The amount of any incentive bonus and the form of payment (cash, shares or units of restricted stock, or some combination of the two) are at the discretion of the Board.

The employment agreements also provide that additional equity may be awarded to the NEO based upon his or her performance and subject to the Board’s approval, for the reimbursement of reasonable expenses incurred by him or her in connection with the performance of his or her duties, and for the NEO to participate in the Company’s Severance Plan (discussed below). Each NEO must devote his or her full business time to the performance of services to the Company.

The employment agreements require each NEO to maintain the confidentiality of the Company’s proprietary information and provide that all work product discovered or developed by the NEO in the course of the NEO’s employment belongs to the Company. In addition, in the employment agreements, the NEOs have agreed not to compete with the Company, directly or indirectly, within the United States or interfere with or solicit the Company’s contractual relationships, in each case during the term of his or her employment and for the duration of the severance period described for the NEO following the termination of his or her employment.

If an NEO is terminated without “cause” or leaves the Company for “good reason” (as such terms are defined in each employment agreement), the NEO may receive a lump sum separation payment. The amount of these payments is more specifically described in the section “Potential Payments Upon Termination” beginning on page 31. To be entitled to such a payment, the NEO must execute and deliver to the Company a waiver and separation agreement, releasing the Company from any claims.

Amended and Restated Change in Control Severance Benefit Plan

In August 2005, the Board adopted a Change in Control Severance Benefit Plan, which has since been amended in July 2006, December 2008, and June 2011 (the “Severance Plan”). The purpose of the Severance Plan is to provide severance pay and benefits to a select group of employees whose employment with the Company may be terminated following a change in control event, to provide such employees with an incentive to remain with the Company, and help the Company consummate a strategic corporate sale or transaction that maximizes stockholder value. Participants in the Severance Plan are recommended by the CEO and approved by the Board. Selected participants with existing severance agreements will be deemed to elect coverage under the Severance Plan and are not eligible for any severance benefits under other agreements unless expressly provided otherwise by the Board. Each of the NEOs participates in the Severance Plan.

The Severance Plan provides for the payment of benefits upon certain triggering events. A triggering event occurs if a participant’s employment is terminated due to an “Involuntary Termination without Cause” for a reason other than death or disability or as a result of a “Constructive Termination” either (i) within a certain period (not to exceed 24 months) after the effective date of a “Change in Control” or (ii) before the Change in Control but after the first day on which the Board and/or senior management of the Company has entered into formal negotiations with a potential acquirer that results in the consummation of the Change in Control.

The specific periods of time following the effective date of a Change in Control during which payment of benefits under the Severance Plan may be triggered by termination are as follows:

Severance(1)(2)
Executive	Protected Period	Payment	Continuation of Benefits Period
Stanley C. Erck.	24 months	24 months salary	18 months
John J. Trizzino.	12 months	12 months salary	12 months
Gregory M. Glenn, M.D.	12 months	12 months salary	12 months
John A. Herrmann III.	12 months	12 months salary	12 months

(1)	If a triggering event occurs, the participant is entitled to a lump sum severance payment; a bonus equal to 100% of the target annual performance bonus for the year in which the termination date occurred multiplied by the length in years of the participant’s severance benefit period; and continuation of medical, dental, and vision benefits for the same number of months as the severance period, with the exception of Mr. Erck, whose benefits continue for 18 months.
(2)	The NEOs are also entitled to certain payments and benefits upon termination of employment that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include accrued salary and accrued, but unused vacation pay, and availability for distribution of plan balances under the Company’s 401(k) plan.

As used in the Severance Plan, the below terms shall have the following meanings:

Term	Definition
Involuntary Termination without Cause	The termination of an eligible employee’s employment which is initiated by the Company for a reason other than Cause.

Cause

•  Conviction of, a guilty plea with respect to, or a plea of nolo contendere to a charge that the eligible employee has committed a felony under the laws of the United States or of any state or a crime involving moral turpitude, including, but not limited to, fraud, theft, embezzlement, or any crime that results in or is intended to result in personal enrichment at the expense of the Company;

•  Material breach of any agreement entered into between the eligible employee and the Company that impairs the Company’s interest therein;

•  Willful misconduct, significant failure to perform the eligible employee’s duties, or gross neglect by the eligible employee of the eligible employee’s duties; or

•  Engagement in any activity that constitutes a material conflict of interest with the Company.

Constructive Termination

A termination initiated by an eligible employee because any of the following events or conditions has occurred:

•  a change in the eligible employee’s position or responsibilities (including reporting responsibilities) which represents an adverse change from the eligible employee’s position or responsibilities as in effect immediately preceding the effective date of a Change in Control or at any time thereafter; the assignment to the eligible employee of any duties or responsibilities which are inconsistent with the eligible employee’s position or responsibilities as in effect immediately preceding the effective date of a Change in Control or at any time thereafter; except in connection with the termination of the eligible employee’s employment for Cause or the termination of an eligible employee’s employment because of an eligible employee’s disability or death, or except resulting from a voluntary termination by the employee other than as a result of a Constructive Termination;

•  a material reduction in the eligible employee’s pay or any material failure to pay the eligible employee any compensation or benefits to which the eligible employee is entitled within five (5) days of the date due;

•  the Company’s requiring the eligible employee to relocate his principal worksite to any place outside a fifty (50) mile radius of the eligible employee’s current worksite, except for reasonably required travel on the business of the Company or its affiliates which is not materially greater than such travel requirements prior to the Change in Control;

•  the failure by the Company to continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or employee benefit plan in which the eligible employee was participating immediately preceding the effective date of a Change in Control or at any time thereafter, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the eligible employee;

•  any material breach by the Company of any provision of the Severance Plan; or

•  the failure of the Company to obtain an agreement, from any successors and assigns to assume and agree to perform the obligations created under the Severance Plan as a result of a Change in Control.

Change in Control

•  A sale, lease, license, or other disposition of all or substantially all of the assets of the Company;

•  A consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger, or reorganization, own less than fifty percent (50%) of the outstanding voting power of the surviving entity and its parent following the consolidation, merger, or reorganization;

•  Any transaction or series of related transactions involving a person or entity, or a group of affiliated persons or entities (but excluding any employee benefit plan or related trust sponsored or maintained by the Company or an affiliate) in which such persons or entities that were not stockholders of the Company immediately prior to their acquisition of the Company securities as part of such transaction become the owners, directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities other than by virtue of a merger, consolidation, or similar transaction and other than as part of a private financing transaction by the Company; or

•  A change in the Incumbent Board, which occurs if the existing members of the Board on the date the Severance Plan was initially adopted by the Board (the “Incumbent Board”) cease to constitute at least a majority of the members of the Board, provided, however, that any new Board member shall be considered a member of the Incumbent Board for this purpose if the appointment or election (or nomination for such election) of the new Board member is approved or recommended by a majority vote of the members of the Incumbent Board who are then still in office.

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes the payment that would be payable to our NEOs as of December 31, 2018, in the event of the various termination scenarios, including termination other than for cause, termination for cause, and termination in connection with a change in control:

		Triggering Event
Executive	Benefit	Termination Other Than for Cause(1) ($)		Termination For Cause(2) ($)	Termination in Connection with a Change in Control(3) ($)
Stanley C. Erck	Severance Payment	964,080		―	1,285,440
	Bonus	―		―	771,264	(4)
	Equity Awards	483,942		―	967,885	(5)
	Health Insurance	28,047	(6)	―	28,047	(6)
	Total	1,476,069		―	3,052,636

John J. Trizzino	Severance Payment	382,104		―	382,104
	Bonus	―		―	152,842	(4)
	Equity Awards	―		―	228,599	(5)
	Health Insurance	―		―	18,698	(6)
	Total	382,104		―	782,243

Gregory M. Glenn, M.D	Severance Payment	463,500		―	463,500
	Bonus	―		―	231,750	(4)
	Equity Awards	―		―	299,339	(5)
	Health Insurance	―		―	18,698	(6)
	Total	463,500		―	1,013,287

John A. Herrmann III	Severance Payment	370,260		―	370,260
	Bonus	―		―	148,104	(4)
	Equity Awards	―		―	228,599	(5)
	Health Insurance	―		―	15,467	(6)
	Total	370,260		―	762,430

(1)	On December 31, 2018, the Company had employment agreements with Dr. Glenn and Messrs. Erck, Herrmann, and Trizzino, which provided for a lump sum cash severance payment if the executive is terminated without “cause” or leaves for “good reason.” All vested and exercisable stock options held by Dr. Glenn and Messrs. Herrmann and Trizzino must be exercised within three months following the termination date. Mr. Erck is entitled to (i) continuation of medical, dental, and vision benefits for eighteen (18) months following the date of termination and (ii) the accelerated vesting of 50% of the unvested portion of each stock option or restricted stock grant made by the Company. Mr. Erck may exercise all outstanding vested stock options held at termination (including any accelerated options or grants) during the twelve (12) month period following the date of termination.

(2)	In the event an NEO is terminated for cause, the Company has no further obligation to the executive other than the obligation to pay any unpaid base salary and unused vacation accrued through the termination date. Cause means (i) the executive’s willful failure or refusal to perform in all material respects the services required to be performed by him; (ii) the executive’s willful failure or refusal to carry out any proper and material direction by the President and Chief Executive Officer or Board (or, with respect to Mr. Erck’s agreement, the Board, and with respect to Mr. Herrmann’s agreement, the CMO, the CEO or the Board) with respect to the services to be rendered by him or the manner of rendering such services; (iii) the executive’s willful misconduct or gross negligence in the performance of his duties (or, with respect to Mr. Herrmann’s and Mr. Trizzino’s agreements, the executive’s misconduct in the performance of his duties); (iv) the executive’s commission of an act of fraud, embezzlement, or theft or felony involving moral turpitude; (v) the executive’s use of confidential information, other than for the benefit of the Company in the course of rendering services to the Company; or (vi) a breach of the executive’s non-competition obligations.

(3)	Under the Severance Plan, all current unvested awards become vested and exercisable in full only upon a termination of employment following a Change in Control (a double trigger acceleration). The Severance Plan provides that all vested and exercisable options may be exercised within one year from the participant’s termination date, provided, however, that no exercise may occur later than the expiration date of the option as set forth in the applicable option agreement.
(4)	Bonus equals 100% of the NEO’s target annual bonus award, expressed as a monthly payment, multiplied by the participant’s severance benefit period, expressed monthly.
(5)	Represents the value of all unvested equity awards at the closing price on December 31, 2018, minus any applicable exercise price.
(6)	Reflects the premiums for health, dental, and vision coverage under the Company’s group health insurance program. Amounts are based on the premiums in effect at December 31, 2018.

Termination as a Result of Death or Disability

In the event an NEO is terminated as a result of death or disability, all outstanding stock options and restricted stock units granted to the executive on or after March 2016 will vest as to 50% of the unvested portion of each stock option and restricted stock unit grant as of the termination date. Otherwise, the Company has no further obligation to the executive other than the obligation to pay any unpaid base salary and unused vacation accrued through the termination date. If the executive dies while in the employ of the Company (or within three months after the date on which the executive ceases to be an employee), vested and exercisable options may be exercised by the executive’s estate for one year following the executive’s death. If the executive becomes disabled while in the employ of the Company, vested and exercisable options may be exercised by the executive for a period of one year after the executive ceases to be an employee due to a disability.

COMPENSATION OF DIRECTORS

Compensation paid to our non-employee directors is comprised of two components: (i) cash compensation and (ii) equity awards.

Cash Compensation

Our non-employee director cash compensation arrangement for 2018 was as follows:

Fee(s)	2018 Amount
Annual Director Retainer	$40,000 – Non-Employee Director
Annual Chairperson Retainer	$35,000 – Board $20,000 – Audit Committee $15,000 – Compensation Committee $10,000 – Nominating and Corporate Governance Committee
Committee Member Retainer	$10,000 – Audit Committee $7,500 – Compensation Committee $5,000 – Nominating and Corporate Governance Committee
Board and Committee Meetings	Directors do not receive compensation for attending meetings. Directors are reimbursed for reasonable costs and expenses incurred in connection with attending any Board or committee meetings or any other Company related business activities.

Non-Employee Director Deferred Fee Policy

In 2015, the Company implemented a Director Deferred Fee Policy (the “Policy”) for its non-employee directors. The Policy permits an eligible director to defer receipt of all or part of the director’s cash retainer. To defer fees payable during any calendar year, a director must make an election by the end of the preceding calendar year. A director can elect to have 100% of deferred amounts credited to a “cash account” or a “Company Common Stock account,” or, alternatively, a director may elect to have deferred amounts credited 50% to each account. Cash accounts are credited with interest quarterly at the IRS Applicable Federal Rate for short-term debt instruments for the last month of such calendar quarter. Company Common Stock accounts are credited as if amounts were invested in notional stock units based upon the market price of Company Common Stock and are credited with additional notional units if dividends are paid on Company Common Stock. Payment of deferred amounts is to be made in cash upon the occurrence of certain events, including the director’s separation from service, death of the director, or a change in control of the Company. The director may also elect to receive payment of the deferred amounts in a specified year that is not more than ten years from the year in which the director’s fees were earned. A director may elect to receive payment in either a lump sum or in up to ten annual installments.

Dr. Douglas has elected to defer fees earned in the fiscal year ending December 31, 2018. The following table shows how he currently has his deferred fees credited.

Name	Annual Retainer
Richard H. Douglas, Ph.D.	Cash account – 0% Company Common Stock account – 100%

Equity Awards

On December 13, 2018, the Compensation Committee granted options to purchase 90,000 shares of Company Common Stock to each of Messrs. Evans and McManus, and Dr. Douglas. Dr. Young was granted an option to purchase 200,000 shares of Company Common Stock. All of the aforementioned options have an exercise price of $2.30 per share and will vest in full one year from the date of grant. In connection with her appointment to the Board, Ms. King was granted an option to purchase 160,000 shares of Company Common Stock on October 31, 2018 with an exercise price of $1.76. Ms. King’s options vest in full one year from the date of grant.

Summary Director Compensation Table

The Company does not pay employee directors additional compensation for service on the Board. The following table sets forth information concerning the compensation paid by the Company to each individual who served as a non-employee director at any time during fiscal year 2018:

	Fees Earned or	Option
	Paid in Cash(1)	Awards(2)	Total
Name	($)	($)	($)
Richard H. Douglas, Ph.D	57,375	169,803	227,178
Gary C. Evans.	59,875	169,803	229,678
Rachel King	7,413	231,248	238,661
Michael A. McManus, Jr., J.D.	71,875	169,803	241,678
Rajiv I. Modi, Ph.D.(3)	—	—	—
James Young, Ph.D.	94,375	377,340	471,715

(1)	Represents fees earned in 2018.
(2)	Represents options granted in December 2018 in respect of 2018 service on the Board. The grant date fair value was calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019. As of December 31, 2018, the aggregate number of stock options held by each non-employee director is as follows: Dr. Douglas, 460,000; Mr. Evans, 430,000; Ms. King 160,000, Mr. McManus, 365,000; Dr. Modi, none; and Dr. Young, 1,265,000.
(3)	Due to his relationship with Cadila and CPLB, Dr. Modi did not receive compensation for his services as a director.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

COMPENSATION COMMITTEE
James F. Young, Chair
Richard H. Douglas, Ph.D.
Rachel K. King
Michael A. McManus, Jr., J.D.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s Common Stock authorized for issuance under our equity compensation plans as of December 31, 2018. See also the information regarding stock options in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)
Equity compensation plans approved by security holders(1)	59,509,610	$3.15	11,184,100
Equity compensation plans not approved by security holders	—	—	—
Total	59,509,610	$3.15	11,184,100

(1)	Consists of the 2015 Stock Plan, 2005 Stock Plan, and ESPP. The 2005 Stock Plan terminated pursuant to its terms on February 23, 2015 and no further awards will be made pursuant to that plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 25, 2019, unless otherwise indicated, with respect to the beneficial ownership of our common stock by (i) each person (including any group) known to the Company to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each director of the Company, (iii) each of the named executive officers of the Company, as identified in the “Summary Compensation Table” of this Form 10-K Amendment, and (iv) all directors and executive officers of the Company as a group.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)	Percentage of Class Outstanding(3)
5% or Greater Stockholders
BlackRock, Inc.(4)	32,395,731	6.9
Directors and Named Executive Officers
Richard H. Douglas, Ph.D.(5)	920,000	*
Gary C. Evans(6)	661,979	*
Rachel K. King(7)	86,000	*
Michael A. McManus, Jr. (8)	552,590	*
Rajiv I. Modi, Ph.D.(9)	2,500,000	*
James F. Young, Ph.D.(10)	1,065,000	*
Stanley C. Erck(11)	6,253,487	1.3
Gregory M. Glenn, M.D.(12)	1,770,396	*
John A. Herrmann III(13)	1,215,614	*
John J. Trizzino(14)	1,052,507	*
All directors and executive officers as a group (10 persons)(15)	16,077,573	3.3

*	Less than 1%.
(1)	Each beneficial owner named in the table above (except as otherwise indicated in the footnotes below) has an address in c/o Novavax, Inc., 20 Firstfield Road, Gaithersburg, Maryland 20878.
(2)	Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares of the Company’s common stock. Unless otherwise indicated, each beneficial owner named in the table has sole voting and investment power over the shares beneficially owned. With respect to each person or group, percentages are calculated based on the number of shares of common stock beneficially owned, including shares that may be acquired by such person or group within 60 days of April 25, 2019 upon the exercise of stock options, restricted stock units, warrants, or other purchase rights, but not the exercise of options, warrants, or other purchase rights held by any other person.
(3)	Percentages have been calculated based on 469,453,883 shares of the Company’s common stock outstanding as of April 25, 2019.
(4)	As reported by BlackRock, Inc. (“BlackRock”) on Schedule 13G/A as filed on February 11, 2019. BlackRock is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). Beneficial ownership (and other information in this footnote) is as of December 31, 2018. BlackRock beneficially owns 32,395,731 shares of common stock, for which it has sole voting power with respect to 31,615,343 shares of common stock and sole dispositive power with respect to 32,395,731 shares of common stock. The principle office address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(5)	Includes 370,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019.
(6)	Includes 340,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019. Also includes 8,000 shares owned Mr. Evans as a result of shares held in trusts for the benefit of Mr. Evans’s children.
(7)	Includes 44,000 shares of common stock indirectly owned by Mrs. King as a result of shares held in trusts for the benefit of Mrs. King’s children.
(8)	Includes 275,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019.
(9)	Consists of 2,500,000 shares owned by Satellite Overseas (Holdings) Limited, a wholly-owned subsidiary of Cadila Pharmaceuticals Ltd. Dr. Modi is a managing director of Cadila Pharmaceuticals Ltd.
(10)	Consists solely of 1,065,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019.
(11)	Includes 5,925,208 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019.
(12)	Includes 1,697,010 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019.
(13)	Includes 1,208,542 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019.
(14)	Includes 913,542 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019.
(15)	Includes 11,794,302 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 25, 2019.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Code of Ethics provides that the Audit Committee is responsible for approving all transactions or business relationships involving Novavax and any director or executive officer, including any transactions between Novavax and either the director or officer personally, members of their immediate families or entities in which they have an interest. In evaluating related party transactions, the Audit Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board and as individual directors. The Audit Committee will approve a related party transaction when, in its good faith judgment, the transaction is in the best interest of the Company.

Dr. Modi, a director of Novavax, is also the managing director of Cadila Pharmaceuticals Ltd. (“Cadila”). Novavax and Cadila have formed a joint venture called CPL Biologicals Private Limited (“CPLB”), of which Novavax owns 20% and Cadila owns the remaining 80%. As of April 25, 2019, a subsidiary of Cadila owns 2.5 million shares of Novavax’ outstanding Common Stock.

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President and Chief Executive Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provides clinical development and operations services related to the Company’s Phase 3 clinical trial of ResVax and other professional services. The agreement has been extended to terminate in July 2019. In 2018 and 2017, the Company incurred $0.3 million and $0.2 million, respectively, in consulting expenses under the agreement. The amount due and unpaid for services performed under the agreement at December 31, 2018 was less than $0.1 million. See also the information regarding the consulting agreement in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

There are no family relationships among any of the directors or executive officers (or any nominee therefor) of Novavax. No director, executive officer, nominee, or any associate of any of the foregoing has any interest, direct or indirect, in any proposal to be considered and acted upon at the Annual Meeting (other than the election of directors).

DIRECTOR INDEPENDENCE

On March 7, 2019, the Board determined, upon a recommendation by the Nominating and Corporate Governance Committee, that, with the exception of Dr. Modi and Mr. Erck, all of the members of the Board are “independent” directors, as that term is defined in the Nasdaq listing standards. Mr. Erck is currently the President and Chief Executive Officer of the Company. Dr. Modi is not an “independent” director due to his interest in Cadila and the joint venture it has with the Company, as described in the section titled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following table shows the fees billed by Ernst & Young LLP for professional services rendered as the Company’s independent registered public accounting firm during the 2018 and 2017 fiscal years.

	Ernst & Young LLP
Fee Category	2018($)		2017($)
Audit Fees	701,681	(1)	758,042	(2)
Audit-Related Fees	—		—
Tax Fees	85,347		55,600
All Other Fees	—		—
Total Fees	787,028		813,642

(1)	Includes $70,000 for services related to the Company’s public offering of common stock.

(2)	Includes $112,845 for services related to the Company’s universal shelf registration and supplemental prospectus filings.

Audit Fees. Consists of fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2018 and 2017 and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q. These amounts included fees billed for annual financial statement and internal control audits, quarterly reviews, consultations on accounting matters, and registration statement filings and consents.

Audit-Related Fees. Consists of fees for assurance and related services that were reasonably related to the performance of the independent registered public accounting firm’s audit or review of the Company’s financial statements.

Tax Fees. Consists of fees for professional services rendered for tax compliance, tax advice, and tax planning for the Company. These amounts represent those billed for tax return preparation for the Company and its subsidiary. All material tax fees were pre-approved by the Audit Committee.

All Other Fees. Consists of fees for products and services provided other than those otherwise described above.

Audit Committee Pre-Approval Policies and Procedures

As contemplated by applicable law and as provided by the Audit Committee’s charter, the Audit Committee is responsible for the appointment, compensation, retention, and oversight of the work of the Company’s independent registered public accounting firm. In connection with such responsibilities, the Audit Committee is required, and it is the Audit Committee’s policy, to pre-approve the audit and permissible non-audit services (both the type and amount) performed by the Company’s independent registered public accounting firm in order to ensure that the provision of such services does not impair the firm’s independence, in appearance or fact.

Under the policy, unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require separate pre-approval by the Audit Committee. If fees for a proposed service of a type that has been pre-approved exceed the pre-approved amount, the Audit Committee and the independent registered public accounting firm must confer and the Audit Committee must grant its approval before further work may be performed. For audit services (including the annual financial statement audit, quarterly statement reviews, and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on the Company’s consolidated financial statements), the independent registered public accounting firm must provide to the Audit Committee in advance an engagement letter, outlining the scope of audit services proposed to be performed with respect to the audit for that fiscal year and associated fees. If, in advance of its meeting, the Audit Committee agrees to the engagement letter, the engagement will be formally accepted by the Audit Committee at its next regularly scheduled meeting.

All permissible non-audit services not specifically approved in advance must be separately pre-approved by the Audit Committee, as noted above, with the exception of certain services of limited financial expense for which the Audit Committee has authorized the Chairman and the Chief Financial Officer to hire at their discretion. Generally, requests or applications to provide services must be in writing and include a description of the proposed services, the anticipated costs and fees, and the business reasons for engaging the independent registered public accounting firm to perform the services. The request must also include a statement as to whether the request or application is consistent with the SEC rules on registered public accounting firm independence.

To ensure prompt handling of unexpected matters, the Audit Committee has delegated authority to pre-approve audit and permissible non-audit services between regularly scheduled meetings of the committee to its chair and, in certain limited instances, to its Chief Financial Officer, who are each responsible for reporting any pre-approval decisions to the Audit Committee at its next scheduled meeting. Except as noted above, the Audit Committee has not and will not delegate to management of the Company the Audit Committee’s responsibilities to pre-approve services performed by the independent registered public accounting firm. The Audit Committee pre-approved all audit services provided to the Company by each independent registered public accounting firm engaged during the fiscal years ended December 31, 2018 and 2017.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Part IV of our Original Report is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K Amendment.

(3)	Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Stanley C. Erck
President and Chief Executive Officer

Date: April 30, 2019