Form 10-Q
period 2019-03-31
NOVAVAX INC
filed 2019-05-02
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 000-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 Firstfield Road, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip code)

(240) 268-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NVAX	The Nasdaq Global Select Market

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 469,453,883 as of April 25, 2019.

NOVAVAX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018	2

	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2019 and 2018	3

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,711	$70,154
Marketable securities	2,484	21,980
Restricted cash	6,628	10,847
Prepaid expenses and other current assets	16,571	16,295
Total current assets	123,394	119,276
Restricted cash	1,860	958
Property and equipment, net	26,972	28,426
Intangible assets, net	6,114	6,541
Goodwill	51,245	51,967
Other non-current assets	11,734	810
Total assets	$221,319	$207,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,150	$9,301
Accrued expenses	13,881	19,550
Accrued interest	2,031	5,078
Deferred revenue	5,943	10,010
Other current liabilities	3,491	1,600
Total current liabilities	31,496	45,539
Deferred revenue	3,399	2,500
Convertible notes payable	319,543	319,187
Other non-current liabilities	17,464	8,687
Total liabilities	371,902	375,913

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2019 and December 31, 2018; 469,909,313 shares issued and 469,453,883 shares outstanding at March 31, 2019 and 384,906,037 shares issued and 384,450,607 shares outstanding at December 31, 2018	4,699	3,849
Additional paid-in capital	1,201,853	1,140,964
Accumulated deficit	(1,342,325)	(1,299,107)
Treasury stock, 455,430 shares, cost basis at both March 31, 2019 and December 31, 2018	(2,450)	(2,450)
Accumulated other comprehensive loss	(12,360)	(11,191)
Total stockholders’ deficit	(150,583)	(167,935)
Total liabilities and stockholders’ deficit	$221,319	$207,978

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue:
Grant and other	$3,982	$9,653
Total revenue	3,982	9,653

Expenses:
Research and development	35,473	44,514
General and administrative	8,732	8,652
Total expenses	44,205	53,166
Loss from operations	(40,223)	(43,513)
Other income (expense):
Investment income	420	531
Interest expense	(3,403)	(3,403)
Other income (expense)	(12)	33
Net loss	$(43,218)	$(46,352)

Basic and diluted net loss per share	$(0.11)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	408,843	336,972

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net loss	$(43,218)	$(46,352)
Other comprehensive income (loss):
Net unrealized gains on marketable debt securities available-for-sale	5	8
Foreign currency translation adjustment	(1,174)	(462)
Other comprehensive loss	(1,169)	(454)
Comprehensive loss	$(44,387)	$(46,806)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2019 and 2018

(unaudited)

			Additional			Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income(Loss)	(Deficit)
	(in thousands, except share information)
Balance at December 31, 2018	384,906,037	$3,849	$1,140,964	$(1,299,107)	$(2,450)	$(11,191)	$(167,935)
Non-cash compensation cost for stock options, RSUs and ESPP	—	—	5,558	—	—	—	5,558
Exercise of stock options/Purchases under ESPP	1,027,753	10	932	—	—	—	942
Issuance of common stock, net of issuance costs of $1,115	83,975,523	840	54,399	—	—	—	55,239
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(1,174)	(1,174)
Net loss	—	—	—	(43,218)	—	—	(43,218)
Balance at March 31, 2019	469,909,313	$4,699	$1,201,853	$(1,342,325)	$(2,450)	$(12,360)	$(150,583)

Balance at December 31, 2017	323,684,820	$3,237	$1,020,457	$(1,114,359)	$(2,450)	$(8,617)	$(101,732)
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	5,245	—	—	—	5,245
Exercise of stock options/Purchases under ESPP	1,108,210	11	1,314	—	—	—	1,325
Restricted stock cancelled	(18,750)	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $607	22,430,136	224	42,375	—	—	—	42,599
Unrealized gain on marketable securities	—	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	—	(462)	(462)
Net loss	—	—	—	(46,352)	—	—	(46,352)
Balance at March 31, 2018	347,204,416	$3,472	$1,069,391	$(1,160,711)	$(2,450)	$(9,071)	$(99,369)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net loss	$(43,218)	$(46,352)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,939	2,079
Loss (Gain) on disposal of property and equipment	88	(47)
Non-cash impact of lease termination	—	(4,381)
Amortization of debt issuance costs	356	356
Non-cash stock-based compensation	5,558	5,245
Other	(14)	(435)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(296)	—
Accounts payable and accrued expenses	(11,853)	(13,293)
Deferred revenue	(3,167)	(9,247)
Net cash used in operating activities	(50,607)	(66,075)

Investing Activities:
Capital expenditures	(805)	(150)
Proceeds from maturities of marketable securities	22,000	22,721
Purchases of marketable securities	(2,484)	(1,984)
Net cash provided by investing activities	18,711	20,587

Financing Activities:
Net proceeds from sales of common stock	55,239	42,599
Proceeds from the exercise of stock options and employee stock purchases	942	1,325
Net cash provided by financing activities	56,181	43,924
Effect of exchange rate on cash, cash equivalents and restricted cash	(45)	(26)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,240	(1,590)
Cash, cash equivalents and restricted cash at beginning of period	81,959	135,431
Cash, cash equivalents and restricted cash at end of period	$106,199	$133,841

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses	$194	$62

Supplemental disclosure of cash flow information:
Cash payments of interest	$6,094	$6,094

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31. 2019

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary, Novavax AB, the “Company”) is a late-stage biotechnology company focused on the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s vaccine candidates, including ResVaxTM and NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. The Company’s technology targets a variety of infectious diseases.

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2018, the Company incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At March 31, 2019, the Company had $108.7 million in cash and cash equivalents, marketable securities and restricted cash and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months as it continues its product development activities, including its potential ResVax submission of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) and/or a Marketing Authorization Application (“MAA”) with the European Medicines Agency in 2020, and its planned Phase 3 clinical trial of NanoFlu following discussions with the FDA in the third quarter of 2019, there is substantial doubt about its ability to continue as a going concern through one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2019, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018, the consolidated statements of changes in stockholders’ deficit for the three months ended March 31, 2019 and 2018 and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ deficit and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $12.4 million and $11.2 million at March 31, 2019 and December 31, 2018, respectively.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	March 31, 2019	December 31, 2018
Cash	$9,370	$6,750
Money market funds	49,113	39,168
Asset-backed securities	15,000	15,000
Corporate debt securities	24,228	9,236
Cash and cash equivalents	$97,711	$70,154

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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement (as defined in Note 11) with the Bill & Melinda Gates Foundation (“BMGF”) under which the Company was awarded a grant up to $89.1 million and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At March 31, 2019 and December 31, 2018, the restricted cash balances (both current and non-current) consist of payments received under the Grant Agreement of $7.5 million and $10.8 million, respectively, and security deposits of $1.0 million at both dates.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$97,711	$70,154
Restricted cash current	6,628	10,847
Restricted cash non-current	1,860	958
Cash, cash equivalents and restricted cash	$106,199	$81,959

Revenue Recognition

The Company performs research and development under grant, license and clinical development agreements. Payments received in advance of work performed are recorded as deferred revenue.

The Company’s current revenue primarily consists of revenue under its Grant Agreement with BMGF (see Note 11). The Company is reimbursed for certain costs that support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine for infants via maternal immunization (“ResVax”). The Company’s Grant Agreement does not provide a direct economic benefit to BMGF. Rather, the Company entered into an agreement with BMGF to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low and middle income countries. Based on these circumstances, the Company does not consider BMGF to be a customer and concluded the Grant Agreement is outside the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Payments received under the Grant Agreement are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At March 31, 2019 and 2018, the Company had outstanding stock options and unvested restricted stock units (“RSUs”) totaling 61,260,970 and 45,126,499, respectively. At March 31, 2019, the Company’s Notes (see Note 8) would have been convertible into approximately 47,716,900 shares of the Company’s common stock assuming a common stock price of $6.81 or higher. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), subsequently amended in 2018 by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, “Topic 842”), that increases transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In connection with the adoption of Topic 842, the Company conducted reviews of its facility and equipment operating leases and assessed contracts that may contain a right-of-use asset or embedded leasing arrangement.

The Company adopted Topic 842 on January 1, 2019 under the optional transition method, which does not require restatement of prior periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment of whether a contract is or contains a lease and its initial direct costs for any leases that existed prior to adoption of the standard. The Company also elected to combine lease and non-lease components for its facility leases and to exclude leases with an initial term of 12 months or less from its consolidated balance sheet and recognize the associated lease payments in its consolidated statements of operations on a straight-line basis over the lease term. The Company’s equipment leases had a remaining term of 12 months or less at the adoption date.

The Company recorded approximately $12 million in total right-of-use assets, net of the deferred rent liability, and approximately $22 million in total lease liabilities on its consolidated balance sheet as of January 1, 2019. Adoption of the standard did not materially impact its consolidated statements of cash flows or results of operations.

Not Yet Adopted

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

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at March 31, 2019						Fair Value at December 31, 2018
	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Assets
Money market funds(1)		$49,113	$	―	$	―		$39,168	$	―	$	―
Asset-backed securities(2)		―		15,000		―		―		19,997		―
Corporate debt securities(3)		―		26,712		―		―		26,219		―
Total assets		$49,113		$41,712	$	―		$39,168		$46,216	$	―
Liabilities
Convertible notes payable	$	―		$117,267	$	―	$	―		$197,935	$	―

(1)	Classified as cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively, on the consolidated balance sheets.
(2)	Includes $15,000 classified as cash and cash equivalents as of both March 31, 2019 and December 31, 2018 on the consolidated balance sheets.
(3)	Includes $24,228 and $9,236 classified as cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively, on the consolidated balance sheet.

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor’s valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Pricing of the Company’s Notes (see Note 8) has been estimated using other observable inputs, including the price of the Company’s common stock, implied volatility, interest rates and credit spreads among others. Over time, the Company expects a market for the Notes to develop when there is sufficient volume of trading. At that time, the Company intends to use trade data as the principal basis for measuring fair value.

During the three months ended March 31, 2019 and 2018, the Company did not have any transfers between levels.

The amount recorded in the Company’s unaudited consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of March 31, 2019 and December 31, 2018 were comprised of (in thousands):

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$—	$—	$—	$—	$4,999	$—	$(2)	$4,997
Corporate debt securities	2,484	—	—	2,484	16,986	—	(3)	16,983
Total	$2,484	$—	$—	$2,484	$21,985	$—	$(5)	$21,980

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

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the three months ended March 31, 2019 was as follows (in thousands):

Amount
Balance at December 31, 2018	$51,967
Currency translation adjustments	(722)
Balance at March 31, 2019	$51,245

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,026	$(2,274)	$5,752	$8,357	$(2,263)	$6,094
Collaboration agreements	3,624	(3,262)	362	3,773	(3,326)	447
Total identifiable intangible assets	$11,650	$(5,536)	$6,114	$12,130	$(5,589)	$6,541

Amortization expense for the three months ended March 31, 2019 and 2018 was $0.2 million.

Estimated amortization expense for existing intangible assets for the remainder of 2019 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2019 (remainder)	$505
2020	560
2021	401
2022	401
2023	401
2024	401

Note 7 – Leases

The Company has operating leases for its research and development and manufacturing facilities, corporate headquarters and offices and certain equipment. The operating leases have expirations that range from 1 year to 8 years, some of which include options to extend the leases or terminate the leases early. Options to extend the leases or terminate the leases early are only included in the lease term when it is reasonably certain that the option will be exercised. The facility leases contain provisions for future rent increases, and obligate the Company to pay building operating costs.

The operating leases represent the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the asset and are capitalized as right of use (“ROU”) assets for the expected lease term (net of the deferred rent liability) with corresponding lease liabilities representing the obligation to make lease payments arising from the lease.

Supplemental balance sheet information related to leases as of March 31, 2019 was as follows (in thousands, except weighted-average remaining lease term and discount rate):

Lease Assets and Liabilities	Classification	Amount
Assets:
Operating lease ROU assets	Other non-current assets	$11,049

Liabilities:
Current operating lease liabilities	Other current liabilities	$3,491
Non-current operating lease liabilities	Other non-current liabilities	17,396
Total operating lease liabilities		$20,887

Weighted-average remaining lease term (years)		5.58
Weighted-average discount rate		15.25%

Lease expense for the operating and short-term leases for the three months ended March 31, 2019 was as follows (in thousands):

Amount
Operating lease expense	$1,265
Short-term lease expense	170
Total lease expense	$1,435

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of operating lease liabilities	$1,646
ROU assets obtained in exchange for operating lease obligations	11,893

As of March 31, 2019, maturities of lease liabilities were as follows (in thousands):

Year	Amount
2019 (remainder)	$5,008
2020	5,311
2021	5,292
2022	5,409
2023	4,919
Thereafter	5,754
Total operating lease payments	31,693
Less: imputed interest	(10,806)
Total operating lease liabilities	$20,887

During the three months ended March 31, 2019, the Company did not enter into any additional operating or finance leases. In April 2019, the Company extended the lease at its Rockville, MD facility to expire in January 2024. Under the amended lease, the Company will pay approximately $1.7 million per year in base rent, which was not included in the Company’s operating lease liabilities as of March 31, 2019 as the Company was not reasonably certain that the option would be exercised.

Note 8 – Long-Term Debt

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

Total convertible notes payable consisted of the following at (in thousands):

	March 31, 2019	December 31, 2018
Principal amount of the Notes	$325,000	$325,000
Unamortized debt issuance costs	(5,457)	(5,813)
Total convertible notes payable	$319,543	$319,187

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018

Coupon interest at 3.75%	$3,047	$3,047
Amortization of debt issuance costs	356	356
Total interest expense on the Notes	$3,403	$3,403

Note 9 – Stockholders’ Deficit

The Company will seek approval to effect a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-20 at its May 8, 2019 special meeting of its stockholders.

In December 2018, the Company entered into an At Market Sales Agreement (“December 2018 Sales Agreement”), which allows it to issue and sell up to $100 million in gross proceeds of its common stock. During the first quarter of 2019, the Company sold 33.6 million shares of common stock under the December 2018 Sales Agreement resulting in $17.4 million in net proceeds at a weighted average sales price of $0.53 per share, leaving $82.2 million remaining available to be sold.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allows it to issue and sell up to $75 million in gross proceeds of its common stock. During the first quarter of 2019, the Company sold 50.3 million shares of common stock under the December 2017 Sales Agreement resulting in $37.9 million in net proceeds at a weighted average sales price of $0.77 per share. The December 2017 Sales Agreement was fully utilized at that time. During the first quarter of 2018, the Company sold 15.7 million shares of common stock under the December 2017 Sales Agreement resulting in $32.3 million in net proceeds at a weighted average sales price of $2.09 per share.

In January 2017, the Company entered into an At Market Issuance Sales Agreement (“January 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During the first quarter of 2018, the Company sold 6.8 million shares of common stock resulting in $10.3 million in net proceeds at a weighted average sales price of $1.54 per share. The January 2017 Sales Agreement was fully utilized at that time.

Note 10 – Stock-Based Compensation

Stock Options

The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary.

The 2015 Plan authorizes the issuance of up to 56,000,000 shares of common stock under equity awards granted under the plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and 2005 Plan for the three months ended March 31, 2019:

	2015 Plan		2005 Plan

	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2019	47,856,238	$3.12	11,653,372	$3.29
Granted	196,060	$1.78	—	$—
Exercised	(30,267)	$1.37	(30,000)	$0.56
Canceled	(915,624)	$4.81	(433,400)	$4.63
Outstanding at March 31, 2019	47,106,407	$3.08	11,189,972	$3.24
Shares exercisable at March 31, 2019	17,762,576	$4.70	11,189,972	$3.24
Shares available for grant at March 31, 2019	5,576,007

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018

Weighted-average Black-Scholes fair value of stock options granted	$1.38	$1.50
Risk-free interest rate	2.43%-2.55%	2.26%-2.54%
Dividend yield	0%	0%
Volatility	111.65%-126.76%	113.98%-114.12%
Expected term (in years)	4.06-4.50	4.12-4.14
Expected forfeiture rate	0%	0%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of March 31, 2019 was $0 million and 7.4 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of March 31, 2019 was $0 million and 5.8 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2019 and 2018 was $0.1 million and $0.3 million, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 7,950,000 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 8,000,000 shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At March 31, 2019, there were 2,745,580 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Range of Black-Scholes fair value of ESPP shares granted	$0.36-$1.74	$0.45-$3.53
Risk-free interest rate	1.20%-2.50%	0.66%-1.79%
Dividend yield	0%	0%
Volatility	52.19%-171.60%	59.84%-203.83%
Expected term (in years)	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	0%

Restricted Stock Units

The following is a summary of restricted stock units activity for the three months ended March 31, 2019:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2019	―	$	―
Restricted stock units granted	2,964,591		$0.52
Restricted stock units vested	―	$	―
Restricted stock units forfeited	―	$	―
Outstanding and Unvested at March 31, 2019	2,964,591		$0.52

During the three months ended March 31, 2019, the Company granted 3.0 million restricted stock units, of which 1.3 million contain performance-based vesting requirements associated with the development of its vaccine candidates.

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$3,179	$3,098
General and administrative	2,379	2,147
Total stock-based compensation expense	$5,558	$5,245

As of March 31, 2019, there was approximately $41 million of total unrecognized compensation expense related to unvested stock options, restricted stock units and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.5 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 11 – Grant Agreement

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

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until expenditures contemplated in the Grant Agreement are incurred. During the three months ended March 31, 2019, the Company recognized revenue from the Grant of $3.2 million, and has recognized approximately $76 million in revenue since the inception of the agreement. At March 31, 2019, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

Note 12 – Related Party Transactions

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President and Chief Executive Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provides clinical development and operations services related to the Company’s Phase 3 clinical trial of ResVax and other professional services. The agreement has been extended to terminate in July 2019.  For the three months ended March 31, 2019 and 2018, the Company incurred $0.1 million in consulting expenses under the agreement. The amount due and unpaid for services performed under the agreement at March 31, 2019 was $0.1 million and at December 31, 2018 was less than $0.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our December 2018 Sales Agreement (defined below); potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of ResVax; the expected timing and content of regulatory actions; payments by the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and usage and the availability of financing generally, plans regarding partnering activities, business development initiatives; the adoption of stock incentive plans and amendments thereto; our proposed reverse stock split of our common stock at a ratio of 1-for-20 and its expected impact on the trading price of our common stock and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different from actual results.

Because the risk factors discussed in this Quarterly Report and identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors that could cause results to differ in the cautionary statements included in this Quarterly Report, particularly those identified in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

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

Overview

We are a late-stage biotechnology company focused on the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. Our vaccine candidates, including our lead candidates, ResVaxTM and NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our technology targets a variety of infectious diseases. We are also developing immune stimulating saponin-based adjuvants through our wholly owned Swedish subsidiary, Novavax AB. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

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

ResVax Program (Infants via Maternal Immunization)

ResVax is our adjuvanted RSV F Vaccine for infants via maternal immunization. RSV is the most common cause of lower respiratory tract infections and the leading viral cause of severe lower respiratory tract disease in infants and young children worldwide. In the U.S., RSV is the leading cause of hospitalization of infants and, globally, is second only to malaria as a cause of death in children under one year of age.

In February 2019, we announced top-line data from the Prepare trial, which we initiated in December 2015 to determine the efficacy of ResVax against medically significant RSV-positive lower respiratory tract infection (“LRTI”) in infants through a minimum of the first 90 days of life and up through the first six months of life. While the Prepare trial did not meet its pre-specified primary efficacy endpoint, it did demonstrate efficacy against one of the secondary objectives (RSV LRTI hospitalizations), the first RSV vaccine to show efficacy in a Phase 3 clinical trial. In addition, in the Prepare trial, other pre-specified exploratory endpoints and post-hoc analyses highlight ResVax’ potential to improve global health against RSV disease in this vulnerable population. Like previous clinical trials, ResVax showed a favorable safety and tolerability profile from the Prepare trial. With these results, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and certain European regulatory agencies, including the European Medicines Agency (“EMA”) later in 2019, to discuss and assess opportunities for submitting a Biologics License Application (“BLA”) with the FDA and/or a Marketing Authorization Application (“MAA”) with the EMA, in 2020. We are also considering seeking licensure strategically in a number of geographic regions, other than the U.S. and Europe, where the Prepare results support such efforts. The development of ResVax and the conduct of the Prepare trial are supported by a grant of up to $89.1 million from BMGF for development activities, product licensing efforts and WHO prequalification of ResVax.

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

In January 2019, we announced positive top-line data from our Phase 2 clinical trial of NanoFlu in older adults. Top-line results showed that all formulations of NanoFlu were well-tolerated and elicited vigorous immune responses to all four strains included in the vaccine; importantly, use of our Matrix-M adjuvant resulted in significantly enhanced immune responses when compared to a non-adjuvanted formulation. NanoFlu also showed superior hemagglutination inhibition antibody responses against wild-type A(H3N2) viruses, including drifted strains, when compared to Fluzone High-Dose®, the leading flu vaccine in older adults. During a pre-investigational new drug application meeting in 2018, the FDA indicated that an accelerated approval pathway for seasonal influenza vaccines could be available for NanoFlu. We expect to reach agreement on a protocol that utilizes an accelerated approval pathway with the FDA in the third quarter of 2019. We are currently planning a pivotal Phase 3 clinical trial of NanoFlu that could begin as early as the second half of 2019.

Combination Seasonal Influenza/RSV F Vaccine

With the ongoing development of our NanoFlu and RSV F Vaccine, a strong rationale exists for developing a combination respiratory vaccine that is designed to protect susceptible populations against both diseases. Although testing is at an early stage, we believe that a combination vaccine against both influenza and RSV may be achievable.

Early-Stage Vaccine Candidates

Because our nanoparticle technology targets antigens with conserved epitopes essential for viral function, our vaccine candidates have the potential to be applied broadly to a wide variety of human infectious diseases. Our nanoparticle vaccine technology has already demonstrated the ability to produce vaccine candidates against a wide variety of infectious diseases: in addition to our ResVax and NanoFlu vaccine candidates, we have also developed nanoparticle vaccine candidates for clinic testing against ebola virus (positive Phase 1 clinical trial results) and MERS coronavirus (positive animal studies). While we have focused most of our corporate efforts towards our RSV and seasonal influenza vaccine candidates, we stand ready to continue development of emerging infectious disease vaccine candidates as circumstances warrant.

CPLB Joint Venture

CPL Biologicals Private Limited (“CPLB”), our joint venture between Novavax and Cadila Pharmaceuticals Limited (“Cadila”), is actively developing a number of vaccine candidates in India. CPLB is owned 20% by Novavax and 80% by Cadila.

Sales of Common Stock

In December 2018, we entered into an At Market Sales Agreement (“December 2018 Sales Agreement”), which allows us to issue and sell up to $100 million in gross proceeds of our common stock. During the first quarter of 2019, we sold 33.6 million shares of common stock under the December 2018 Sales Agreement resulting in $17.4 million in net proceeds at a weighted average sales price of $0.53 per share, leaving $82.2 million remaining available to be sold.

In December 2017, we entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allows us to issue and sell up to $75 million in gross proceeds of our common stock. During the first quarter of 2019, we sold 50.3 million shares of common stock under the December 2017 Sales Agreement resulting in $37.9 million in net proceeds at a weighted average sales price of $0.77 per share. The December 2017 Sales Agreement was fully utilized at that time.

Critical Accounting Policies and Use of Estimates

There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC.

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

Three Months Ended March 31, 2019 and 2018 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Three Months Ended March 31,
	2019	2018	Change 2018 to 2019
Revenue:
Total revenue	$3,982	$9,653	$(5,671)

Revenue for the three months ended March 31, 2019 was $4.0 million as compared to $9.7 million for the same period in 2018, a decrease of $5.7 million, or 59%. Revenue for the three months ended March 31, 2019 and 2018 was primarily comprised of services performed under the Grant Agreement with BMGF and to a lesser extent, revenue from Novavax AB. Revenue decreased as a result of completing enrollment of the Prepare trial in the second quarter of 2018.

We expect revenue in 2019 under the Grant Agreement to be significantly lower than in 2018 as the Prepare trial is expected to conclude in 2019.

Expenses:

	Three Months Ended March 31,
	2019	2018	Change 2018 to 2019
Expenses:
Research and development	$35,473	$44,514	$(9,041)
General and administrative	8,732	8,652	80
Total expenses	$44,205	$53,166	$(8,961)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $35.5 million for the three months ended March 31, 2019 from $44.5 million for the same period in 2018, a decrease of $9.0 million, or 20%. This decrease was primarily due to decreased development activities, including lower clinical trial costs, of ResVax. At March 31, 2019, we had 324 employees dedicated to our research and development programs versus 301 employees as of March 31, 2018. For 2019, we expect research and development expenses overall to decrease primarily due to the completion of activities related to the conclusion of the Prepare trial and partially offset by our planned Phase 3 clinical trial of NanoFlu following discussions with the FDA in the third quarter of 2019.

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

The following summarizes our research and development expenses by functional area for the three months ended March 31 (in millions):

	2019	2018
Manufacturing	$21.6	$19.8
Vaccine Discovery	1.8	1.6
Clinical and Regulatory	12.1	23.1
Total research and development expenses	$35.5	$44.5

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

General and Administrative Expenses

General and administrative expenses were flat at $8.7 million for the three months ended March 31, 2019 and 2018. At March 31, 2019, we had 49 employees dedicated to general and administrative functions versus 50 employees as of March 31, 2018. For 2019, we expect general and administrative expenses to decrease due to reduced activities related to the development and potential commercialization of ResVax.

Other Income (Expense):

	Three Months Ended March 31,
	2019	2018	Change 2018 to 2019
Other Income (Expense):
Investment income	$420	$531	$(111)
Interest expense	(3,403)	(3,403)	—
Other income (expense)	(12)	33	(45)
Total other income (expense)	$(2,995)	$(2,839)	$(156)

We had total other expense, net of $3.0 million for the three months ended March 31, 2019 as compared to total other expense, net of $2.8 million for the same period in 2018, an increase of $0.2 million.

Net Loss:

	Three Months Ended March 31,
	2019	2018	Change 2018 to 2019
Net Loss:
Net loss	$(43,218)	$(46,352)	$3,134
Net loss per share	$(0.11)	$(0.14)	$0.03
Weighted shares outstanding	408,843	336,972	71,871

Net loss for the three months ended March 31, 2019 was $43.2 million, or $0.11 per share, as compared to $46.4 million, or $0.14 per share, for the same period in 2018. The decrease in net loss was primarily due to decreased development activities, including lower clinical trial costs, of ResVax, partially offset by decreased revenue under the Grant Agreement.

The increase in weighted average shares outstanding for the three months ended March 31, 2019 is primarily a result of sales of our common stock in 2019 and 2018.

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

As of March 31, 2019, we had $108.7 million in cash and cash equivalents, marketable securities and restricted cash as compared to $103.9 million as of December 31, 2018. These amounts consisted of $97.7 million in cash and cash equivalents, $2.5 million in marketable securities and $8.5 million in restricted cash as of March 31, 2019 as compared to $70.2 million in cash and cash equivalents, $22.0 million in marketable securities and $11.8 million in restricted cash as of December 31, 2018.

The following table summarizes cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change 2018 to 2019
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(50,607)	$(66,075)	$15,468
Investing activities	18,711	20,587	(1,876)
Financing activities	56,181	43,924	12,257
Effect on exchange rate on cash, cash equivalents and restricted cash	(45)	(26)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,240	(1,590)	25,830
Cash, cash equivalents and restricted cash at beginning of period	81,959	135,431	(53,472)
Cash, cash equivalents and restricted cash at end of period	$106,199	$133,841	$(27,642)

Net cash used in operating activities decreased to $50.6 million for the three months ended March 31, 2019, as compared to $66.1 million for the same period in 2018. The decrease in cash usage is primarily due to approximately $9.3 million of one-time payments made in the first quarter of 2018 that included our lease termination fee and the milestone payment to Wyeth Holdings LLC along with the Company’s reduced bonus payout in the first quarter of 2019 as compared to the same period in 2018.  We expect our cash used in operating activities to decrease for the subsequent quarters of 2019 as compared to the first quarter of 2019 due to the timing of payments in the first quarter of 2019 and as the Prepare trial is expected to conclude in 2019.

During the three months ended March 31, 2019 and 2018, our investing activities consisted of purchases and maturities of marketable securities and capital expenditures. Capital expenditures for the three months ended March 31, 2019 and 2018 were $0.8 million and $0.2 million, respectively. In 2019, we expect our capital expenditures to decrease due to reduced activities related to the development and potential commercialization of ResVax.

Our financing activities consisted primarily of sales of our common stock, and to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the three months ended March 31, 2019, we received net proceeds of $55.2 million from selling shares of common stock through our December 2017 and December 2018 Sales Agreements at a weighted average sales price of $0.67 per share. In the three months ended March 31, 2018, we received net proceeds of $42.6 million from selling shares of common stock through our January 2017 and December 2018 Sales Agreements at a weighted average sales price of $1.93 per share.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2018, we incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At March 31, 2019, we had $108.7 million in cash and cash equivalents, marketable securities and restricted cash and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development activities, including our potential ResVax submission of a BLA with the FDA and/or a MAA with the EMA in 2020, and our planned Phase 3 clinical trial of NanoFlu following discussions with the FDA in the third quarter of 2019, there is substantial doubt about our ability to continue as a going concern through one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

We did not have any material off-balance sheet arrangements as of March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of March 31, 2019, we had cash and cash equivalents of $97.7 million, marketable securities of $2.5 million, all of which are short-term in nature, $8.5 million in restricted cash and working capital of $91.9 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of March 31, 2019, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ deficit of approximately $2.5 million at March 31, 2019.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2019, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factor disclosed below, there are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The Nasdaq Global Select Market has a listing requirement; if a participating company no longer meets such requirements and fails to correct the listing deficiency, its stock may be delisted.

The Nasdaq Global Select Market (“Nasdaq”), on which our common stock is listed and traded, has listing requirements that include a $1 minimum closing bid price requirement. On April 11, 2019, we received a notification letter from Nasdaq (the “Notice”) advising us that for 30 consecutive business days preceding the date of the Notice, the bid price of our common stock had closed below this $1.00 per share minimum closing bid price. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a compliance period of 180 calendar days, or until October 8, 2019, to regain compliance with this requirement. The Company can regain compliance with the minimum closing bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of ten consecutive business days during this initial 180-day compliance period. If compliance is not achieved by October 8, 2019, Nasdaq will provide written notification to the Company that its securities are subject to delisting.

We continue to monitor the bid price for our common stock. We have scheduled a special meeting of our stockholders on May 8, 2019 to consider a proposal to effect a reverse split of our issued and outstanding common stock at a ratio of 1-for-20. If approved at the special meeting, the proposed reverse stock split would be expected to have the effect of increasing the bid price for a share of our common stock. However, if the proposed reverse stock split is not approved at the special meeting, or if our common stock otherwise does not trade at a level sufficient to satisfy the minimum bid price requirement within the 180-day initial compliance period, Nasdaq may elect, subject to any potential cure periods, to initiate a process to delist our common stock. Should such a delisting occur, it may adversely impact the liquidity and price of our common stock, impede our ability to raise capital and would constitute a fundamental change under our Notes.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 000-26770))

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 12, 2013 (File No. 000-26770))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the three-month period ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three-month period ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three-month period ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

__________________

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 2, 2019	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ John J. Trizzino
Senior Vice President, Chief Business Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)