Form 10-Q
period 2019-06-30
NOVAVAX INC
filed 2019-08-07
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File No. 000-26770

NOVAVAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2816046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Firstfield Road, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip code)

(240) 268-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NVAX	The Nasdaq Global Select Market

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 23,922,326 as of July 31, 2019.

NOVAVAX, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018	2

	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2019 and 2018	3

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 6.	Exhibits	32

SIGNATURES		33

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,995	$70,154
Marketable securities	—	21,980
Restricted cash	5,030	10,847
Prepaid expenses and other current assets	11,630	16,295
Assets held for sale	21,563	—
Total current assets	110,218	119,276
Restricted cash	1,210	958
Property and equipment, net	12,987	28,426
Intangible assets, net	5,958	6,541
Goodwill	51,280	51,967
Other non-current assets	7,736	810
Total assets	$189,389	$207,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,303	$9,301
Accrued expenses	13,907	19,550
Accrued interest	5,078	5,078
Deferred revenue	4,188	10,010
Other current liabilities	1,140	1,600
Liabilities held for sale	12,872	—
Total current liabilities	41,488	45,539
Deferred revenue	2,743	2,500
Convertible notes payable	319,899	319,187
Other non-current liabilities	10,752	8,687
Total liabilities	374,882	375,913

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2019 and December 31, 2018; 23,495,466 shares issued and 23,472,574 shares outstanding at June 30, 2019 and 19,245,302 shares issued and 19,222,410 shares outstanding at December 31, 2018	235	192
Additional paid-in capital	1,210,941	1,144,621
Accumulated deficit	(1,381,928)	(1,299,107)
Treasury stock, 22,892 shares, cost basis at both June 30, 2019 and December 31, 2018	(2,451)	(2,450)
Accumulated other comprehensive loss	(12,290)	(11,191)
Total stockholders’ deficit	(185,493)	(167,935)
Total liabilities and stockholders’ deficit	$189,389	$207,978

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Grant and other	$3,357	$10,773	$7,339	$20,426
Total revenue	3,357	10,773	7,339	20,426

Expenses:
Research and development	30,417	44,542	65,890	89,056
General and administrative	9,606	8,224	18,338	16,876
Total expenses	40,023	52,766	84,228	105,932
Loss from operations	(36,666)	(41,993)	(76,889)	(85,506)
Other income (expense):
Investment income	474	807	894	1,338
Interest expense	(3,403)	(3,403)	(6,806)	(6,806)
Other income (expense)	(8)	97	(20)	130
Net loss	$(39,603)	$(44,492)	$(82,821)	$(90,844)

Basic and diluted net loss per share	$(1.69)	$(2.37)	$(3.77)	$(5.10)

Basic and diluted weighted average number of common shares outstanding	23,473	18,796	21,966	17,828

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(39,603)	$(44,492)	$(82,821)	$(90,844)
Other comprehensive income (loss):
Net unrealized gains on marketable debt securities available-for-sale	—	14	5	22
Foreign currency translation adjustment	70	(2,116)	(1,104)	(2,578)
Other comprehensive gain (loss)	70	(2,102)	(1,099)	(2,556)
Comprehensive loss	$(39,533)	$(46,594)	$(83,920)	$(93,400)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended June 30, 2019 and 2018

(unaudited)

			Additional			Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income(Loss)	(Deficit)
	(in thousands, except share information)
Balance at March 31, 2019	23,495,466	$235	$1,206,317	$(1,342,325)	$(2,450)	$(12,360)	$(150,583)
Non-cash compensation cost for stock options, RSUs and ESPP	—	—	4,621	—	—	—	4,621
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of ($3)	—	—	3	—	—	—	3
Foreign currency translation adjustment	—	—	—	—	—	70	70
Net loss	—	—	—	(39,603)	—	—	(39,603)
Balance at June 30, 2019	23,495,466	$235	$1,210,941	$(1,381,928)	$(2,451)	$(12,290)	$(185,493)
Balance at March 31, 2018	17,360,221	$174	$1,072,689	$(1,160,711)	$(2,450)	$(9,071)	$(99,369)
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	4,252	—	—	—	4,252
Exercise of stock options/Purchases under ESPP	4,325	—	117	—	—	—	117
Issuance of common stock, net of issuance costs of $3,613	1,742,425	17	53,870	—	—	—	53,887
Unrealized gain on marketable securities	—	—	—	—	—	14	14
Foreign currency translation adjustment	—	—	—	—	—	(2,116)	(2,116)
Net loss	—	—	—	(44,492)	—	—	(44,492)
Balance at June 30, 2018	19,106,971	$191	$1,130,928	$(1,205,203)	$(2,450)	$(11,173)	$(87,707)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six Months Ended June 30, 2019 and 2018

(unaudited)

			Additional			Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income(Loss)	(Deficit)
	(in thousands, except share information)
Balance at December 31, 2018	19,245,302	$192	$1,144,621	$(1,299,107)	$(2,450)	$(11,191)	$(167,935)
Non-cash compensation cost for stock options, RSUs and ESPP	—	—	10,179	—	—	—	10,179
Exercise of stock options/Purchases under ESPP	51,388	1	941	—	—	—	942
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of $1,112	4,198,776	42	55,200	—	—	—	55,242
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(1,104)	(1,104)
Net loss	—	—	—	(82,821)	—	—	(82,821)
Balance at June 30, 2019	23,495,466	$235	$1,210,941	$(1,381,928)	$(2,451)	$(12,290)	$(185,493)
Balance at December 31, 2017	16,184,241	$162	$1,023,532	$(1,114,359)	$(2,450)	$(8,617)	$(101,732)
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	9,497	—	—	—	9,497
Exercise of stock options/Purchases under ESPP	59,736	1	1,441	—	—	—	1,442
Restricted stock cancelled	(938)	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $4,220	2,863,932	28	96,458	—	—	—	96,486
Unrealized gain on marketable securities	—	—	—	—	—	22	22
Foreign currency translation adjustment	—	—	—	—	—	(2,578)	(2,578)
Net loss	—	—	—	(90,844)	—	—	(90,844)
Balance at June 30, 2018	19,106,971	$191	$1,130,928	$(1,205,203)	$(2,450)	$(11,173)	$(87,707)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net loss	$(82,821)	$(90,844)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,864	4,136
Loss (Gain) on disposal of property and equipment	88	(45)
Non-cash impact of lease termination	—	(4,381)
Amortization of debt issuance costs	712	712
Non-cash stock-based compensation	10,179	9,497
Other	1,269	(1,067)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,617	389
Accounts payable and accrued expenses	(10,952)	(6,505)
Deferred revenue	(5,577)	(17,938)
Net cash used in operating activities	(80,621)	(106,046)

Investing Activities:
Capital expenditures	(1,281)	(459)
Proceeds from maturities of marketable securities	24,500	51,115
Purchases of marketable securities	(2,484)	(78,374)
Net cash provided by (used in) investing activities	20,735	(27,718)

Financing Activities:
Net proceeds from sales of common stock	55,242	96,486
Proceeds from the exercise of stock options and employee stock purchases	942	1,442
Net cash provided by financing activities	56,184	97,928
Effect of exchange rate on cash, cash equivalents and restricted cash	(22)	(36)
Net decrease in cash, cash equivalents and restricted cash	(3,724)	(35,872)
Cash, cash equivalents and restricted cash at beginning of period	81,959	135,431
Cash, cash equivalents and restricted cash at end of period	$78,235	$99,559

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses	$146	$161
Supplemental disclosure of cash flow information:
Cash payments of interest	$6,094	$6,094

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary, Novavax AB, the “Company”) is a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s vaccine candidates, including its lead candidates, ResVaxTM and NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. The Company’s technology targets a variety of infectious diseases.

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2018, the Company incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At June 30, 2019, the Company had $78.2 million in cash and cash equivalents, marketable securities and restricted cash and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months as it continues its product development activities for ResVax and its planned Phase 3 clinical trial of NanoFlu beginning in the third quarter of 2019, there is substantial doubt about its ability to continue as a going concern through one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2019, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018, the consolidated statements of changes in stockholders’ deficit for the three and six months ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ deficit and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $12.3 million and $11.2 million at June 30, 2019 and December 31, 2018, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	June 30, 2019	December 31, 2018
Cash	$5,651	$6,750
Money market funds	40,354	39,168
Asset-backed securities	15,000	15,000
Corporate debt securities	10,990	9,236
Cash and cash equivalents	$71,995	$70,154

Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature.

Marketable Securities

Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that have historically included commercial paper, asset-backed securities and corporate notes. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity.

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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement (as defined in Note 11) with the Bill & Melinda Gates Foundation (“BMGF”) under which the Company was awarded a grant up to $89.1 million and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At June 30, 2019 and December 31, 2018, the restricted cash balances (both current and non-current) consist of payments received under the Grant Agreement of $5.3 million and $10.8 million, respectively, and security deposits of $1.0 million at both dates.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$71,995	$70,154
Restricted cash current	5,030	10,847
Restricted cash non-current	1,210	958
Cash, cash equivalents and restricted cash	$78,235	$81,959

Revenue Recognition

The Company performs research and development under grant, license and clinical development agreements. Payments received in advance of work performed are recorded as deferred revenue.

The Company’s current revenue primarily consists of revenue under its Grant Agreement with BMGF (see Note 11). The Company is reimbursed for certain costs that support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine for infants via maternal immunization (“ResVax”). The Company’s Grant Agreement does not provide a direct economic benefit to BMGF. Rather, the Company entered into an agreement with BMGF to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low- and middle-income countries. Based on these circumstances, the Company does not consider BMGF to be a customer and concluded the Grant Agreement is outside the scope of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Payments received under the Grant Agreement are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At June 30, 2019 and 2018, the Company had outstanding stock options and unvested restricted stock units (“RSUs”) totaling 2,935,847 and 2,241,883, respectively. At June 30, 2019, the Company’s Notes (see Note 8) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

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

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at June 30, 2019						Fair Value at December 31, 2018
	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Assets
Money market funds(1)		$40,354	$	―	$	―		$39,168	$	―	$	―
Asset-backed securities(2)		―		15,000		―		―		19,997		―
Corporate debt securities(3)		―		10,990		―		―		26,219		―
Total assets		$40,354		$25,990	$	―		$39,168		$46,216	$	―
Liabilities
Convertible notes payable	$	―		$120,530	$	―	$	―		$197,935	$	―

(1)	Classified as cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively, on the consolidated balance sheets.
(2)	Includes $15,000 classified as cash and cash equivalents as of both June 30, 2019 and December 31, 2018 on the consolidated balance sheets.
(3)	Includes $10,990 and $9,236 classified as cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively, on the consolidated balance sheets.

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

During the six months ended June 30, 2019 and 2018, the Company did not have any transfers between levels.

The amount recorded in the Company’s unaudited consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of June 30, 2019 and December 31, 2018 were comprised of (in thousands):

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$—	$—	$—	$—	$4,999	$—	$(2)	$4,997
Corporate debt securities	—	—	—	—	16,986	—	(3)	16,983
Total	$—	$—	$—	$—	$21,985	$—	$(5)	$21,980

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

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the six months ended June 30, 2019 was as follows (in thousands):

Amount
Balance at December 31, 2018	$51,967
Currency translation adjustments	(687)
Balance at June 30, 2019	$51,280

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,043	$(2,379)	$5,664	$8,357	$(2,263)	$6,094
Collaboration agreements	3,632	(3,338)	294	3,773	(3,326)	447
Total identifiable intangible assets	$11,675	$(5,717)	$5,958	$12,130	$(5,589)	$6,541

Amortization expense for the six months ended June 30, 2019 and 2018 was $0.3 million and $0.4 million, respectively.

Estimated amortization expense for existing intangible assets for the remainder of 2019 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2019 (remainder)	$337
2020	561
2021	402
2022	402
2023	402
2024	402

Note 7 – Leases

The Company has operating leases for its research and development and manufacturing facilities, corporate headquarters and offices and certain equipment. At June 30, 2019, the facility leases have expirations that range from 4 year to 8 years, some of which include options to extend the leases or terminate the leases early. Options to extend the leases or terminate the leases early are only included in the lease term when it is reasonably certain that the option will be exercised. The facility leases contain provisions for future rent increases, and obligate the Company to pay building operating costs. Upon closing of the Paragon transaction in July 2019, the Company assigned to Paragon two of its manufacturing facility leases (see Note 13).

The operating leases represent the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the asset and are capitalized as right-of-use (“ROU”) assets for the expected lease term (net of the deferred rent liability) with corresponding lease liabilities representing the obligation to make lease payments arising from the lease.

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows (in thousands, except weighted-average remaining lease term and discount rate):

Lease Assets and Liabilities	Classification	Amount
Assets:
Operating lease ROU assets	Other non-current assets	$6,951
Operating lease ROU assets	Assets held for sale	8,274

Liabilities:
Current operating lease liabilities	Other current liabilities	$1,140
Current operating lease liabilities	Liabilities held for sale	12,872
Non-current operating lease liabilities	Other non-current liabilities	10,684
Total operating lease liabilities		$24,696

Weighted-average remaining lease term (years)		5.41
Weighted-average discount rate		15.22%

Lease expense for the operating and short-term leases for the three and six months ended June 30, 2019 was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$1,294	$2,559
Short-term lease expense	165	336
Total lease expense	$1,459	$2,895

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of operating lease liabilities	$3,308
ROU assets obtained in exchange for operating lease obligations	16,534

As of June 30, 2019, maturities of lease liabilities were as follows (in thousands):

Year	Amount
2019 (remainder)	$3,344
2020	6,810
2021	6,972
2022	7,139
2023	6,701
Thereafter	5,907
Total operating lease payments	36,873
Less: imputed interest	(12,177)
Total operating lease liabilities	$24,696

During the six months ended June 30, 2019, the Company did not enter into any additional operating or finance leases other than in April 2019, the Company extended the lease at its Rockville, MD facility to expire in January 2024.

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

Total convertible notes payable consisted of the following at (in thousands):

	June 30, 2019	December 31, 2018
Principal amount of the Notes	$325,000	$325,000
Unamortized debt issuance costs	(5,101)	(5,813)
Total convertible notes payable	$319,899	$319,187

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Coupon interest at 3.75%	$3,047	$3,047	$6,094	$6,094
Amortization of debt issuance costs	356	356	712	712
Total interest expense on the Notes	$3,403	$3,403	$6,806	$6,806

Note 9 – Stockholders’ Deficit

On May 8, 2019, the Company’s stockholders of record as of March 25, 2019 approved a one-for-twenty reverse stock split of the Company’s outstanding common stock, which reverse stock split was effected on May 10, 2019. The number of authorized shares of common stock and preferred stock of the Company was not affected and remains at 600,000,000 and 2,000,000, respectively, but the number of shares of common stock outstanding as of May 10, 2019 was reduced from 469,453,883 to 23,472,574. The aggregate par value of the issued common stock was reduced by reclassifying a portion of the par value amount of the outstanding common shares from Common stock to Additional paid-in-capital for all periods presented. In addition, all per share and share amounts, including stock options and restricted stock awards and units, have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

In December 2018, the Company entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allows it to issue and sell up to $100 million in gross proceeds of its common stock. During the six months ended June 30, 2019, the Company sold 1.7 million shares of common stock under the December 2018 Sales Agreement, of which all were sold in the first quarter of 2019, resulting in $17.4 million in net proceeds at a weighted average sales price of $10.57 per share. From July 1 through August 2, 2019, the Company sold 0.4 million shares of common stock under the December 2018 Sales Agreement resulting in $2.3 million in net proceeds, leaving $79.9 million remaining available to be sold.

In April 2018, the Company completed a public offering of 1.7 million shares of its common stock, including 0.2 million shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $33.00 per share resulting in net proceeds of approximately $54 million.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During the six months ended June 30, 2019, the Company sold 2.5 million shares of common stock under the December 2017 Sales Agreement, of which all were sold in the first quarter of 2019, resulting in $37.9 million in net proceeds at a weighted average sales price of $15.33 per share. The December 2017 Sales Agreement was fully utilized at that time. During the six months ended June 30, 2018, the Company sold 0.8 million shares of common stock under the December 2017 Sales Agreement, of which all were sold in the first quarter of 2018, resulting in $32.3 million in net proceeds at a weighted average sales price of $41.86 per share.

In January 2017, the Company entered into an At Market Issuance Sales Agreement (“January 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During the six months ended June 30, 2018, the Company sold 0.3 million shares of common stock under the January 2017 Sales Agreement, of which all were sold in the first quarter of 2018, resulting in $10.3 million in net proceeds at a weighted average sales price of $30.80 per share. The January 2017 Sales Agreement was fully utilized at that time.

Note 10 – Stock-Based Compensation

Stock Options

The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary.

The 2015 Plan authorizes the issuance of up to 3,800,000 shares of common stock under equity awards granted under the 2015 Plan, which includes an increase of 1,000,000 shares approved for issuance under the 2015 Plan at the Company’s 2019 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

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

Stock Options Awards

The following is a summary of option activity under the 2015 Plan and 2005 Plan for the six months ended June 30, 2019:

	2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2019	2,392,567	$62.41	582,616	$65.72
Granted	12,602	$30.02	—	$—
Exercised	(1,514)	$27.42	(1,500)	$11.20
Canceled	(169,647)	$59.70	(24,376)	$90.94
Outstanding at June 30, 2019	2,234,008	$62.46	556,740	$64.77
Shares exercisable at June 30, 2019	945,971	$91.02	556,740	$64.77
Shares available for grant at June 30, 2019	1,402,965

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average Black-Scholes fair value of stock options granted	$8.50	$26.61	$23.43	$27.55
Risk-free interest rate	1.81%-2.33%	2.59%-2.74%	1.81%-2.55%	2.26%-2.74%
Dividend yield	0%	0%	0%	0%
Volatility	127.32%-128.49%	113.68%-114.24%	111.65%-128.49%	113.98%-114.12%
Expected term (in years)	4.04-4.05	4.10-4.11	4.04-4.50	4.10-4.14
Expected forfeiture rate	0%	0%	0%	0%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options outstanding under the 2015 Plan and 2005 Plan as of June 30, 2019 was $0 million and 7.1 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options exercisable under the 2015 Plan and 2005 Plan as of June 30, 2019 was $0 million and 5.7 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the six months ended June 30, 2019 and 2018 was $0.1 million and $0.3 million, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company’s annual meeting of stockholders in June 2013. The amount of shares authorized for issuance under the ESPP was increased by 200,000 shares at the Company’s 2019 annual meeting of stockholders. The ESPP currently authorizes an aggregate of 597,500 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 600,000 shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At June 30, 2019, there were 337,279 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Range of Black-Scholes fair value of ESPP shares granted	$9.45-$34.78	$13.21-$70.64	$7.25-$34.78	$8.99-$70.64
Risk-free interest rate	1.34%-2.50%	0.74%-1.79%	1.20%-2.50%	0.66%-1.79%
Dividend yield	0%	0%	0%	0%
Volatility	59.71%-171.60%	59.84%-203.83%	52.19%-171.60%	59.84%-203.83%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	0%	0%	0%

Restricted Stock Units

The following is a summary of restricted stock units activity for the six months ended June 30, 2019:

	Number of Shares	Per Share Weighted- Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2019	―	$	―
Restricted stock units granted	148,211		$10.40
Restricted stock units vested	―	$	―
Restricted stock units forfeited	(3,112)		$10.40
Outstanding and Unvested at June 30, 2019	145,099		$10.40

During the three months ended March 31, 2019, the Company granted 0.1 million restricted stock units, of which less than 0.1 million contain performance-based vesting requirements associated with the development of its vaccine candidates.

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,444	$2,489	$5,624	$5,588
General and administrative	2,176	1,762	4,555	3,909
Total stock-based compensation expense	$4,620	$4,251	$10,179	$9,497

As of June 30, 2019, there was approximately $32 million of total unrecognized compensation expense related to unvested stock options, restricted stock units and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.4 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 11 – Grant Agreement

Bill & Melinda Gates Foundation Grant Agreement

In support of the Company’s development of ResVax, in September 2015, the Company entered into the grant agreement with BMGF (the “Grant Agreement”), under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant supports development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain WHO prequalification of ResVax. Unless terminated earlier by BMGF, the Grant Agreement will continue in effect until the end of 2021. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low- and middle-income countries. Unless terminated earlier by BMGF, the GACA will continue in effect until the later of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until expenditures contemplated in the Grant Agreement are incurred. During the three and six months ended June 30, 2019, the Company recognized revenue from the Grant of $2.4 million and $5.6 million, respectively, and has recognized approximately $79 million in revenue since the inception of the agreement. At June 30, 2019, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

Note 12 – Related Party Transactions

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President and Chief Executive Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provided clinical development and operations services related to the Company’s Phase 3 clinical trial of ResVax and other professional services. The agreement terminated in July 2019.  For the six months ended June 30, 2019 and 2018, the Company incurred $0.1 million and $0.2 million, respectively, in consulting expenses under the agreement. No amount was due and unpaid for services performed under the agreement at June 30, 2019 as compared to less than $0.1 million at December 31, 2018.

Note 13 – Paragon Transaction

In June 2019, the Company entered into an asset purchase agreement (the “Agreement”) with Paragon Bioservices, Inc., a unit of Catalent Biologics (“Paragon”), pursuant to which the Company agreed to sell to Paragon certain assets related to its biomanufacturing and development activities located at the facilities situated at each of 20 Firstfield Road in Gaithersburg, Maryland 20878 and 9920 Belward Campus Drive in Rockville, Maryland 20850, for a purchase price of (i) $18.0 million, including $1.5 million to be held in escrow for one year following the closing of the transaction, plus (ii) an additional fee to purchase laboratory supplies of approximately $0.3 million, subject to certain adjustments. The transaction closed in July 2019. Pursuant to the transactions contemplated by the Agreement, approximately 100 Novavax manufacturing and quality employees transferred to Paragon, and the Company assigned two facility leases to Paragon. The Company also entered into other ancillary agreements upon the closing of the transaction, including a Non-Commercial GMP Manufacturing Services Agreement pursuant to which Paragon will provide to the Company certain services set forth therein. The Company’s assets and liabilities that are subject to the Agreement have been shown as assets or liabilities held for sale on the accompanying Balance Sheet as of June 30, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our December 2018 Sales Agreement (defined below); obligations under our Services Agreement (defined below) with Paragon Bioservices, Inc., a unit of Catalent Biologics (“Paragon”); potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of ResVax; the expected timing and content of regulatory actions; payments by the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and usage and the availability of financing generally; expected future cash savings and expense reductions associated with the Paragon transaction; plans regarding partnering activities, business development initiatives; the adoption of stock incentive plans and amendments thereto; the Reverse Stock Split (defined below) and its impact on the trading price of our common stock and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

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

Overview

We are a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. Our vaccine candidates, including our lead candidates, ResVaxTM and NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our technology targets a variety of infectious diseases. We are also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, our wholly owned Swedish subsidiary. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Respiratory Syncytial Virus (“RSV”)
•ResVax* (Infants via Maternal Immunization)	Phase 3
•Older Adults	Phase 2
•Pediatrics	Phase 1

Seasonal Influenza
•NanoFlu (Older Adults)	Phase 3**

Combination Seasonal Influenza/RSV	Preclinical

Ebola Virus (“EBOV”)	Phase 1

*Supported by a grant of up to $89.1 million from BMGF

**Initiation of first subject expected in the third quarter of 2019

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

Data from our Prepare trial, which was initiated in December 2015, was announced in February 2019. The Prepare trial was conducted to determine whether ResVax reduced incidence of medically significant RSV-positive lower respiratory tract infection (“LRTI”) in infants through a minimum of the first 90 days of life and up through the first six months of life. While these data did not meet the trial’s primary efficacy endpoint, it did demonstrate efficacy against a secondary objective by reducing RSV LRTI hospitalizations in treated infants. ResVax is thus the first RSV vaccine to show efficacy in a Phase 3 clinical trial, and in addition showed statistically significant and promising results against a variety of pre-specified exploratory endpoints and post-hoc analyses. As in previous clinical trials, ResVax also showed favorable safety and tolerability results. Despite our belief that these data support regulatory licensure of ResVax, as of June 2019, the U.S. Food and Drug Administration (“FDA”) is recommending that we conduct an additional Phase 3 clinical trial to confirm efficacy. We expect to receive formal scientific advice about licensing ResVax this fall from the European Medicines Authority (“EMA”), the agency responsible for licensing vaccines for the European Union, and we are continuing to work with BMGF, which is supporting the development of ResVax through a grant of up to $89.1 million, to develop regulatory approaches for ResVax in certain low- and middle-income countries. We are currently in discussions with multiple potential partners to better assess and assist us with the opportunity to bring ResVax to market globally.

RSV Older Adults Program

Older adults (60 years and older) are at increased risk for RSV disease due in part to immunosenescence, the age-related decline in the human immune system. RSV infection can also lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease, asthma and congestive heart failure. In the U.S. alone, a reported RSV incidence rate of 5.5% in older adults would account for approximately 2.5 million infections per year. We estimate that approximately 900,000 medical interventions are caused by RSV disease in this U.S. population each year. We followed up the 2016 Phase 3 clinical trial of our RSV F Vaccine, which failed to meet its pre-specified primary or secondary efficacy objectives, with a 2017 Phase 2 clinical trial in older adults, to assess safety and immunogenicity of one and two dose regimens of our RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant. Immunogenicity results from the 2017 trial indicate that both adjuvants increase the magnitude, duration and quality of the immune response versus the non-adjuvanted RSV F Vaccine. We continue to assess the development opportunities for our RSV F Vaccine in older adults in the United States.

RSV Pediatrics Program

By the age of five, essentially all children will have been exposed to RSV and will likely develop natural immunity against the virus; however, children under five remain vulnerable to RSV disease, offering a strong rationale for a pediatric vaccine that could offer enhanced protection. In 2015, we announced positive results in our Phase 1 clinical trial evaluating the safety and immunogenicity of our RSV F Vaccine in healthy children between two and six years of age. We continue to assess the development opportunities for our RSV F Vaccine for pediatrics.

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

In January 2019, we announced positive top-line data from our Phase 2 clinical trial of NanoFlu in older adults. Top-line results showed that all formulations of NanoFlu were well-tolerated and elicited vigorous immune responses to all four strains included in the vaccine; importantly, use of our Matrix-M adjuvant resulted in significantly enhanced immune responses when compared to a non-adjuvanted formulation. NanoFlu also showed superior hemagglutination inhibition antibody responses against wild-type A(H3N2) viruses, including drifted strains, when compared to Fluzone High-Dose®, the leading flu vaccine in older adults. Based on these data, we began discussions with the FDA about seeking an accelerated approval pathway for NanoFlu in older adults. In June 2019, we announced that the FDA acknowledged that the accelerated approval pathway is available for NanoFlu. An accelerated approval may be granted for certain biological products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments. Such an approval will be based on adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. For seasonal influenza vaccines, the hemagglutination inhibition antibody response is considered an acceptable surrogate marker of activity that is reasonably likely to predict clinical benefit. To be considered for accelerated approval, a biologics license application for a new seasonal influenza vaccine should include results from one or more well-controlled studies designed to meet immunogenicity endpoints along with a commitment to conduct confirmatory post-marketing studies of clinical effectiveness in preventing influenza. We received input from the FDA on our End-of Phase 2 questions and reached agreement on the Phase 3 non-inferiority immunogenicity study design that will support the future biologics license application and potential licensure of NanoFlu using the accelerated approval pathway. We plan to initiate a pivotal Phase 3 clinical trial of NanoFlu beginning in the third quarter of 2019 with top-line clinical data expected in the first quarter of 2020.

Combination Seasonal Influenza/RSV F Vaccine

With the ongoing development of our NanoFlu and RSV F Vaccine, a strong rationale exists for developing a combination respiratory vaccine that is designed to protect susceptible populations against both diseases. Although testing is at an early stage, we believe that a combination vaccine against both influenza and RSV may be achievable.

Ebola Virus

Ebola virus (“EBOV”) is a filovirus that produces severe, often fatal illness in humans. Within the last decade, it has produced two large outbreaks in Sub-Saharan Africa with high mortality. There are currently no licensed treatments proven to prevent EBOV, although a range of blood, immunological and drug therapies are under development.

We have developed an EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) expressed in insect cells, using our core recombinant baculovirus technology. In five separate studies, carried out in collaboration with the National Institute of Allergy and Infectious Disease, active immunization with Ebola GP Vaccine was shown to be highly immunogenic and efficacious in preventing lethal disease in non-human primates challenged with EBOV. Our 2015 Phase 1 clinical trial demonstrated that our Ebola GP Vaccine is highly immunogenic in humans, well-tolerated and, in conjunction with our proprietary Matrix-M adjuvant, demonstrated marked antigen dose-sparing and induced significant increases in neutralizing antibody titers. While we intend to advance our Ebola GP Vaccine, doing so will be dependent upon funding or a partner.

CPLB Joint Venture

CPL Biologicals Private Limited (“CPLB”), our joint venture between Novavax and Cadila Pharmaceuticals Limited (“Cadila”), is actively developing a number of vaccine candidates in India. CPLB is owned 20% by Novavax and 80% by Cadila.

Reverse Stock Split

On May 8, 2019, following stockholders approval at a Special Meeting earlier that day, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a reverse stock split of our issued and outstanding common stock, par value $0.01, at a ratio of 1-for-20 (“Reverse Stock Split”), effective as of May 10, 2019. We have retroactively restated all per share and share amounts, including stock options and restricted stock awards and units, in this Quarterly Report for all periods presented to reflect the Reverse Stock Split.

Paragon Transaction

In June 2019, we entered into an asset purchase agreement (the “Agreement”) with Paragon, pursuant to which we agreed to sell to Paragon certain assets related to our biomanufacturing and development activities located at the facilities situated at each of 20 Firstfield Road in Gaithersburg, Maryland 20878 and 9920 Belward Campus Drive in Rockville, Maryland 20850, for a purchase price of (i) $18.0 million, including $1.5 million to be held in escrow for one year following the closing of the transaction, plus (ii) an additional fee to purchase laboratory supplies of approximately $0.3 million, subject to certain adjustments. The transaction closed in July 2019. Pursuant to the transactions contemplated by the Agreement, approximately 100 Novavax manufacturing and quality employees transferred to Paragon, we assigned two facility leases to Paragon. We also entered into other ancillary agreements upon the closing of the transaction, including a Non-Commercial GMP Manufacturing Services Agreement pursuant to which Paragon will provide to us certain services as set forth therein (“Services Agreement”). As a result of the transactions contemplated by the Agreement and related attrition since March 1, 2019, we have reduced our headcount by more than 200 employees.

Sales of Common Stock

In December 2018, we entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allows us to issue and sell up to $100 million in gross proceeds of our common stock. During the six months ended June 30, 2019, we sold 1.7 million shares of common stock under the December 2018 Sales Agreement, of which all were sold in the first quarter of 2019, resulting in $17.4 million in net proceeds at a weighted average sales price of $10.57 per share. From July 1 through August 2, 2019, we sold 0.4 million shares of common stock under the December 2018 Sales Agreement resulting in $2.3 million in net proceeds, leaving $79.9 million remaining available to be sold.

In December 2017, we entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allowed us to issue and sell up to $75 million in gross proceeds of our common stock. During the six months ended June 30, 2019, we sold 2.5 million shares of common stock under the December 2017 Sales Agreement, of which all were sold in the first quarter of 2019, resulting in $37.9 million in net proceeds at a weighted average sales price of $15.33 per share. The December 2017 Sales Agreement was fully utilized at that time.

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

Three Months Ended June 30, 2019 and 2018 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Three Months Ended June 30,
	2019	2018	Change 2018 to 2019
Revenue:
Total revenue	$3,357	$10,773	$(7,416)

Revenue for the three months ended June 30, 2019 was $3.4 million as compared to $10.8 million for the same period in 2018, a decrease of $7.4 million, or 69%. Revenue for the three months ended June 30, 2019 and 2018 was primarily comprised of services performed under the Grant Agreement with BMGF and to a lesser extent, revenue from Novavax AB. Revenue decreased as a result of completing enrollment of the Prepare trial in the second quarter of 2018.

We expect revenue in 2019 under the Grant Agreement to be significantly lower than in 2018 as the Prepare trial is expected to conclude in 2019.

Expenses:

	Three Months Ended June 30,
	2019	2018	Change 2018 to 2019
Expenses:
Research and development	$30,417	$44,542	$(14,125)
General and administrative	9,606	8,224	1,382
Total expenses	$40,023	$52,766	$(12,743)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $30.4 million for the three months ended June 30, 2019 from $44.5 million for the same period in 2018, a decrease of $14.1 million, or 32%. This decrease was primarily due to decreased development activities, including lower clinical trial costs, of ResVax. At June 30, 2019, we had 265 employees (at August 1, 2019, we had 135 such employees primarily resulting from closing the Paragon transaction) dedicated to our research and development programs versus 298 employees as of June 30, 2018. For 2019, we expect research and development expenses overall to decrease primarily due to the completion of activities related to the conclusion of the Prepare trial and the expected impact of the Paragon transaction, including headcount reductions and assignment of certain facility leases, partially offset by our planned Phase 3 clinical trial of NanoFlu beginning in the third quarter of 2019.

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

The following summarizes our research and development expenses by functional area for the three months ended June 30 (in millions):

	2019	2018
Manufacturing	$19.2	$21.0
Vaccine Discovery	1.7	1.7
Clinical and Regulatory	9.5	21.8
Total research and development expenses	$30.4	$44.5

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

General and Administrative Expenses

General and administrative expenses increased to $9.6 million for the three months ended June 30, 2019 from $8.2 million for the same period in 2018, an increase of $1.4 million, or 17%. The increase in general and administrative expenses are primarily due to increased professional fees related to the Paragon transaction and our recent stockholders meetings. At June 30, 2019, we had 43 employees dedicated to general and administrative functions versus 49 employees as of June 30, 2018. For the remainder of 2019, we expect general and administrative expenses to decrease due to the expected impact of the Paragon transaction and reduced activities related to the development of ResVax.

Other Income (Expense):

	Three Months Ended June 30,
	2019	2018	Change 2018 to 2019
Other Income (Expense):
Investment income	$474	$807	$(333)
Interest expense	(3,403)	(3,403)	—
Other income (expense)	(8)	97	(105)
Total other income (expense)	$(2,937)	$(2,499)	$(438)

We had total other expense, net of $2.9 million for the three months ended June 30, 2019 as compared to total other expense, net of $2.5 million for the same period in 2018, an increase of $0.4 million.

Net Loss:

	Three Months Ended June 30,
	2019	2018	Change 2018 to 2019
Net Loss:
Net loss	$(39,603)	$(44,492)	$4,889
Net loss per share	$(1.69)	$(2.37)	$0.68
Weighted shares outstanding	23,473	18,796	4,677

Net loss for the three months ended June 30, 2019 was $39.6 million, or $1.69 per share, as compared to $44.5 million, or $2.37 per share, for the same period in 2018. The decrease in net loss was primarily due to decreased development activities, including lower clinical trial costs, of ResVax, partially offset by decreased revenue under the Grant Agreement.

The increase in weighted average shares outstanding for the three months ended June 30, 2019 is primarily a result of sales of our common stock in 2019 and 2018.

Six Months Ended June 30, 2019 and 2018 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Six Months Ended June 30,
	2019	2018	Change 2018 to 2019
Revenue:
Total revenue	$7,339	$20,426	$(13,087)

Revenue for the six months ended June 30, 2019 was $7.3 million as compared to $20.4 million for the same period in 2018, a decrease of $13.1 million, or 64%. Revenue for the six months ended June 30, 2019 and 2018 was primarily comprised of services performed under the Grant Agreement with BMGF and to a lesser extent, revenue from Novavax AB. Revenue decreased as a result of completing enrollment of the Prepare trial in the second quarter of 2018.

Expenses:

	Six Months Ended June 30,
	2019	2018	Change 2018 to 2019
Expenses:
Research and development	$65,890	$89,056	$(23,166)
General and administrative	18,338	16,876	1,462
Total expenses	$84,228	$105,932	$(21,704)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $65.9 million for the six months ended June 30, 2019 from $89.1 million for the same period in 2018, a decrease of $23.2 million, or 26%. This decrease was primarily due to decreased development activities, including lower clinical trial costs, of ResVax. At June 30, 2019, we had 265 employees dedicated to our research and development programs versus 298 employees as of June 30, 2018.

Expenses by Functional Area

The following summarizes our research and development expenses by functional area for the six months ended June 30 (in millions):

	2019	2018
Manufacturing	$40.9	$40.8
Vaccine Discovery	3.5	3.3
Clinical and Regulatory	21.5	45.0
Total research and development expenses	$65.9	$89.1

General and Administrative Expenses

General and administrative expenses increased to $18.3 million for the six months ended June 30, 2019 from $16.9 million for the same period in 2018, an increase of $1.5 million, or 9%. The increase in general and administrative expenses are primarily due to increased professional fees related to the Paragon transaction and our recent stockholders meetings. At June 30, 2019, we had 43 employees dedicated to general and administrative functions versus 49 employees as of June 30, 2018.

Other Income (Expense):

	Six Months Ended June 30,
	2019	2018	Change 2018 to 2019
Other Income (Expense):
Investment income	$894	$1,338	$(444)
Interest expense	(6,806)	(6,806)	—
Other income (expense)	(20)	130	(150)
Total other income (expense)	$(5,932)	$(5,338)	$(594)

We had total other expense, net of $5.9 million for the six months ended June 30, 2019 as compared to total other expense, net of $5.3 million for the same period in 2018, an increase of $0.6 million.

Net Loss:

	Six Months Ended June 30,
	2019	2018	Change 2018 to 2019
Net Loss:
Net loss	$(82,821)	$(90,844)	$8,023
Net loss per share	$(3.77)	$(5.10)	$1.33
Weighted shares outstanding	21,966	17,828	4,138

Net loss for the six months ended June 30, 2019 was $82.8 million, or $3.77 per share, as compared to $90.8 million, or $5.10 per share, for the same period in 2018. The decrease in net loss was primarily due to decreased development activities, including lower clinical trial costs, of ResVax, partially offset by decreased revenue under the Grant Agreement.

The increase in weighted average shares outstanding for the six months ended June 30, 2019 is primarily a result of sales of our common stock in 2019 and 2018.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing costs. We plan to continue to have multiple vaccines and product candidates in various stages of development, and we believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the scope, initiation, rate and progress of our preclinical studies and clinical trials and other research and development activities. We have primarily funded our recent operations with proceeds from the sale of common stock in equity offerings, the issuance of convertible debt and revenue under our Grant Agreement with BMGF.

As of June 30, 2019, we had $78.2 million in cash and cash equivalents, marketable securities and restricted cash as compared to $103.9 million as of December 31, 2018. These amounts consisted of $72.0 million in cash and cash equivalents and $6.2 million in restricted cash as of June 30, 2019 as compared to $70.2 million in cash and cash equivalents, $22.0 million in marketable securities and $11.8 million in restricted cash as of December 31, 2018.

The following table summarizes cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change 2018 to 2019
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(80,621)	$(106,046)	$25,425
Investing activities	20,735	(27,718)	48,453
Financing activities	56,184	97,928	(41,744)
Effect on exchange rate on cash, cash equivalents and restricted cash	(22)	(36)	14
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,724)	(35,872)	32,148
Cash, cash equivalents and restricted cash at beginning of period	81,959	135,431	(53,472)
Cash, cash equivalents and restricted cash at end of period	$78,235	$99,559	$(21,324)

Net cash used in operating activities decreased to $80.6 million for the six months ended June 30, 2019, as compared to $106.0 million for the same period in 2018. The decrease in cash usage is primarily due to approximately $9.3 million of one-time payments made in the first quarter of 2018 that included our lease termination fee and the milestone payment to Wyeth Holdings LLC along with the Company’s reduced bonus payout in the first quarter of 2019 as compared to the same period in 2018 as well as decreased development activities, including lower clinical trial costs, of ResVax in the six months ended June 30, 2019 as compared to the same period in 2018. We expect our cash used in operating activities to significantly decrease in the second half of 2019 as compared to the first half of 2019, as a result of the Paragon transaction, including expected future cash savings from the assignment of leases and transfer of employees to Paragon, and decreasing expenses due to the completion of activities related to the conclusion of the Prepare trial, partially offset by our planned Phase 3 clinical trial of NanoFlu beginning in the third quarter of 2019.

During the six months ended June 30, 2019 and 2018, our investing activities consisted of purchases and maturities of marketable securities and capital expenditures. Capital expenditures for the six months ended June 30, 2019 and 2018 were $1.3 million and $0.5 million, respectively. For the remainder of 2019, we expect our capital expenditures to decrease.

Our financing activities consisted primarily of sales of our common stock, and to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the six months ended June 30, 2019, we received net proceeds of $55.2 million from selling shares of common stock through our December 2017 and December 2018 Sales Agreements at a weighted average sales price of $13.42 per share. In the six months ended June 30, 2018, we completed a public offering of 1.7 million shares of our common stock at a price of $33.00 per share resulting in net proceeds of approximately $54 million and received net proceeds of $42.6 million from selling shares of common stock through our January 2017 and December 2017 Sales Agreements at a weighted average sales price of $38.53 per share.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2018, we incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At June 30, 2019, we had $78.2 million in cash and cash equivalents and restricted cash and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development activities for ResVax and our planned Phase 3 clinical trial of NanoFlu beginning in the third quarter of 2019, there is substantial doubt about our ability to continue as a going concern through one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2019.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of June 30, 2019, we had cash and cash equivalents of $72.0 million, $6.2 million in restricted cash and working capital of $68.7 million.

Our exposure to market risk is primarily confined to our investment portfolio, which historically were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ deficit of approximately $2.6 million at June 30, 2019.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2019, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Nasdaq Global Select Market (“Nasdaq”), on which our common stock is listed and traded, has listing requirements that include a $1 minimum closing bid price requirement. On April 11, 2019, we received a notification letter from Nasdaq (the “Notice”) advising us that for 30 consecutive business days preceding the date of the Notice, the bid price of our common stock had closed below this $1.00 per share minimum closing bid price. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a compliance period of 180 calendar days, or until October 8, 2019, to regain compliance with this requirement.

On May 8, 2019, our stockholders approved the Reverse Stock Split, which became effective on May 10, 2019. On May 24, 2019, we received a notification letter from Nasdaq advising us that our closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days and we had regained compliance with Nasdaq Listing Rule 5450(a)(2) accordingly. We continue to monitor the bid price for our common stock. If we fail to satisfy the minimum closing bid price requirement or any other listing requirements in the future, Nasdaq may elect, subject to any potential cure periods, to initiate a process that may delist our common stock. Should such a delisting occur, it may adversely impact the liquidity and price of our common stock, impede our ability to raise capital and would constitute a fundamental change under our Notes.

Because we depend on third-parties to conduct some of our laboratory testing and clinical trials, and all of our vaccine manufacturing, we may encounter delays in or lose some control over our efforts to develop products.

We are dependent on third-party organizations to conduct some of our laboratory testing and clinical trials and, as a result of the Agreement with Paragon, all of our vaccine manufacturing activities. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. We may lose some control over these activities and become too dependent upon these parties. These third-parties may not complete testing or manufacturing activities on schedule, within budget, or when we request. We may not be able to secure and maintain suitable third-parties to conduct our laboratory testing, clinical trials and manufacturing activities.

We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the clinical trial participants are adequately protected. The FDA and foreign regulatory agencies also require us to comply with good manufacturing practices. Our reliance on third-parties does not relieve us of these responsibilities and requirements. These third-parties may not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines. Furthermore, if our third-party manufacturer is producing materials or products for themselves or other companies, our third-party manufacturer may be exposed to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of the third-party manufacturer's facility, which could impact its ability to produce our materials and products. Any of our third-party service providers may need to be replaced or the quality or accuracy of the data they obtain may be compromised or the product they manufacture may be contaminated due to the failure to adhere to our clinical and manufacturing protocols, regulatory requirements or for other reasons. In any such event, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval of, or commercially manufacture, our vaccine candidates.

Item 6.   Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 000-26770)) as amended by the Certificate of Amendment dated May 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.1††	Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 16, 2019 in connection with the Annual Meeting held on June 28, 2019 (File No. 000-26770))

10.2††	Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on May 16, 2019 in connection with the Annual Meeting held on June 28, 2019 (File No. 000-26770))

10.3* **	Asset Purchase Agreement between Novavax, Inc. and Paragon Bioservices, Inc. dated June 26, 2019

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three and six-month periods ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

__________________

††	Management contracts, compensatory plans or arrangements.

*	Filed herewith.

**	Certain confidential information contained in this agreement has been omitted because it (i) is not material and/or (ii) would be competitively harmful if publically disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 7, 2019	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ John J. Trizzino
Senior Vice President, Chief Business Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)