Form 10-Q
period 2019-09-30
NOVAVAX INC
filed 2019-11-07
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 26,577,433 as of October 31, 2019.

NOVAVAX, INC.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018	2

	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2019 and 2018	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	31

Item 6.	Exhibits	32

SIGNATURES		33

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,167	$70,154
Marketable securities	—	21,980
Restricted cash	4,355	10,847
Prepaid expenses and other current assets	13,500	16,295
Total current assets	89,022	119,276
Restricted cash	408	958
Property and equipment, net	12,244	28,426
Intangible assets, net	5,469	6,541
Goodwill	50,305	51,967
Other non-current assets	7,362	810
Total assets	$164,810	$207,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,210	$9,301
Accrued expenses	11,553	19,550
Accrued interest	2,031	5,078
Deferred revenue	2,590	10,010
Other current liabilities	1,191	1,600
Total current liabilities	21,575	45,539
Deferred revenue	2,500	2,500
Convertible notes payable	320,255	319,187
Other non-current liabilities	10,318	8,687
Total liabilities	354,648	375,913

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2019 and December 31, 2018; 25,575,578 shares issued and 25,528,642 shares outstanding at September 30, 2019 and 19,245,302 shares issued and 19,222,410 shares outstanding at December 31, 2018	256	192
Additional paid-in capital	1,226,314	1,144,621
Accumulated deficit	(1,399,971)	(1,299,107)
Treasury stock, 46,936 shares, cost basis at September 30, 2019 and 22,892 shares, cost basis at December 31, 2018	(2,583)	(2,450)
Accumulated other comprehensive loss	(13,854)	(11,191)
Total stockholders’ deficit	(189,838)	(167,935)
Total liabilities and stockholders’ deficit	$164,810	$207,978

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Grant and other	$2,507	$7,735	$9,846	$28,161
Total revenue	2,507	7,735	9,846	28,161

Expenses:
Research and development	18,611	41,326	84,502	130,382
Gain on Catalent transaction	(9,016)	—	(9,016)	—
General and administrative	7,899	8,309	26,236	25,185
Total expenses	17,494	49,635	101,722	155,567
Loss from operations	(14,987)	(41,900)	(91,876)	(127,406)
Other income (expense):
Investment income	342	752	1,236	2,090
Interest expense	(3,403)	(3,403)	(10,209)	(10,209)
Other income (expense)	5	(19)	(15)	111
Net loss	$(18,043)	$(44,570)	$(100,864)	$(135,414)

Basic and diluted net loss per share	$(0.74)	$(2.33)	$(4.43)	$(7.42)

Basic and diluted weighted average number of common shares outstanding	24,327	19,116	22,761	18,262

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(18,043)	$(44,570)	$(100,864)	$(135,414)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable debt securities available-for-sale	—	(13)	5	9
Foreign currency translation adjustment	(1,564)	160	(2,668)	(2,418)
Other comprehensive gain (loss)	(1,564)	147	(2,663)	(2,409)
Comprehensive loss	$(19,607)	$(44,423)	$(103,527)	$(137,823)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended September 30, 2019 and 2018

(unaudited)

			Additional			Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income(Loss)	(Deficit)
	(in thousands, except share information)

Balance at June 30, 2019	23,495,466	$235	$1,210,941	$(1,381,928)	$(2,451)	$(12,290)	$(185,493)
Non-cash compensation cost for stock options, RSUs, SARs and ESPP	—	—	2,624	—	—	—	2,624
Exercise of stock options/Vesting of RSUs/Purchases under ESPP	122,485	1	181	—	(132)	—	50
Issuance of common stock, net of issuance costs of $161	1,957,627	20	12,568	—	—	—	12,588
Foreign currency translation adjustment	—	—	—	—	—	(1,564)	(1,564)
Net loss	—	—	—	(18,043)	—	—	(18,043)
Balance at September 30, 2019	25,575,578	$256	$1,226,314	$(1,399,971)	$(2,583)	$(13,854)	$(189,838)

Balance at June 30, 2018	19,106,971	$191	$1,130,928	$(1,205,203)	$(2,450)	$(11,173)	$(87,707)
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	4,431	—	—	—	4,431
Exercise of stock options/Purchases under ESPP	52,329	1	1,019	—	—	—	1,020
Unrealized loss on marketable securities	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	—	—	—	—	—	160	160
Net loss	—	—	—	(44,570)	—	—	(44,570)
Balance at September 30, 2018	19,159,300	$192	$1,136,378	$(1,249,773)	$(2,450)	$(11,026)	$(126,679)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2019 and 2018

(unaudited)

			Additional			Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income(Loss)	(Deficit)
	(in thousands, except share information)

Balance at December 31, 2018	19,245,302	$192	$1,144,621	$(1,299,107)	$(2,450)	$(11,191)	$(167,935)
Non-cash compensation cost for stock options, RSUs, SARs and ESPP	—	—	12,803	—	—	—	12,803
Exercise of stock options/Vesting of RSUs/Purchases under ESPP	173,873	2	1,122	—	(132)	—	992
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of $1,273	6,156,403	62	67,768	—	—	—	67,830
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(2,668)	(2,668)
Net loss	—	—	—	(100,864)	—	—	(100,864)
Balance at September 30, 2019	25,575,578	$256	$1,226,314	$(1,399,971)	$(2,583)	$(13,854)	$(189,838)

Balance at December 31, 2017	16,184,241	$162	$1,023,532	$(1,114,359)	$(2,450)	$(8,617)	$(101,732)
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	13,928	—	—	—	13,928
Exercise of stock options/Purchases under ESPP	112,065	1	2,461	—	—	—	2,462
Restricted stock cancelled	(938)	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $4,220	2,863,932	29	96,457	—	—	—	96,486
Unrealized gain on marketable securities	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(2,418)	(2,418)
Net loss	—	—	—	(135,414)	—	—	(135,414)
Balance at September 30, 2018	19,159,300	$192	$1,136,378	$(1,249,773)	$(2,450)	$(11,026)	$(126,679)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net loss	$(100,864)	$(135,414)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,744	6,177
Loss (Gain) on disposal of property and equipment	88	(55)
Gain on Catalent transaction	(9,016)	—
Non-cash impact of lease termination	—	(4,381)
Amortization of debt issuance costs	1,068	1,068
Non-cash stock-based compensation	12,803	13,928
Other	1,269	(1,820)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,326	1,692
Accounts payable and accrued expenses	(16,882)	(10,498)
Deferred revenue	(7,416)	(10,256)
Net cash used in operating activities	(112,880)	(139,559)

Investing Activities:
Capital expenditures	(1,641)	(855)
Proceeds from Catalent transaction	18,333	—
Proceeds from maturities of marketable securities	39,500	98,305
Purchases of marketable securities	(17,484)	(117,172)
Net cash provided by (used in) investing activities	38,708	(19,722)

Financing Activities:
Net proceeds from sales of common stock	67,220	96,486
Proceeds from the exercise of stock options and employee stock purchases	992	2,462
Net cash provided by financing activities	68,212	98,948
Effect of exchange rate on cash, cash equivalents and restricted cash	(69)	(62)
Net decrease in cash, cash equivalents and restricted cash	(6,029)	(60,395)
Cash, cash equivalents and restricted cash at beginning of period	81,959	135,431
Cash, cash equivalents and restricted cash at end of period	$75,930	$75,036

Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at quarter-end	$610	$—
Property and equipment purchases included in accounts payable and accrued expenses	$183	$126
Supplemental disclosure of cash flow information:
Cash payments of interest	$12,188	$12,188

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary, Novavax AB, the “Company”) is a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s vaccine candidates, including its lead candidates, NanoFluTM and ResVaxTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. The Company’s technology targets a variety of infectious diseases.

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2018, the Company incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At September 30, 2019, the Company had $75.9 million in cash and cash equivalents, marketable securities and restricted cash and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months as it continues its product development activities, there is substantial doubt about its ability to continue as a going concern through one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2019, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ deficit and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $13.9 million and $11.2 million at September 30, 2019 and December 31, 2018, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	September 30, 2019	December 31, 2018
Cash	$8,486	$6,750
Money market funds	42,681	39,168
Asset-backed securities	20,000	15,000
Corporate debt securities	—	9,236
Cash and cash equivalents	$71,167	$70,154

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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement (as defined in Note 11) with the Bill & Melinda Gates Foundation (“BMGF”) under which the Company was awarded a grant up to $89.1 million, escrow funds received in connection with the Catalent transaction (see Note 12) and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At September 30, 2019 and December 31, 2018, the restricted cash balances (both current and non-current) consist of payments received under the Grant Agreement of $2.9 million and $10.8 million, respectively, $1.5 million held in escrow received in connection with the Catalent transaction at September 30, 2019 and security deposits of $0.4 million and $1.0 million at September 30, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$71,167	$70,154
Restricted cash current	4,355	10,847
Restricted cash non-current	408	958
Cash, cash equivalents and restricted cash	$75,930	$81,959

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At September 30, 2019 and 2018, the Company had outstanding stock options, stock appreciation rights (“SARs”) and unvested restricted stock units (“RSUs”) totaling 5,041,526 and 2,214,318, respectively. At September 30, 2019, the Company’s Notes (see Note 8) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), subsequently amended in 2018 by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, “Topic 842”), that increases transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In connection with the adoption of Topic 842, the Company conducted reviews of its facility and equipment operating leases and assessed contracts that may contain a right-of-use asset or embedded leasing arrangement.

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

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at September 30, 2019						Fair Value at December 31, 2018
Assets	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Money market funds(1)		$42,681	$	―	$	―		$39,168	$	―	$	―
Asset-backed securities(2)		―		20,000		―		―		19,997		―
Corporate debt securities(3)		―		—		―		―		26,219		―
Total assets		$42,681		$20,000	$	―		$39,168		$46,216	$	―
Liabilities
Convertible notes payable	$	―		$134,553	$	―	$	―		$197,935	$	―

(1)	Classified as cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively, on the consolidated balance sheets.
(2)	Includes $20,000 and $15,000 classified as cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively, on the consolidated balance sheets.
(3)	Includes $9,236 classified as cash and cash equivalents as of December 31, 2018 on the consolidated balance sheets.

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

During the nine months ended September 30, 2019 and 2018, the Company did not have any transfers between levels.

The amount recorded in the Company’s unaudited consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of September 30, 2019 and December 31, 2018 were comprised of (in thousands):

		September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$—	$—	$—	$—	$4,999	$—	$(2)	$4,997
Corporate debt securities	—	—	—	—	16,986	—	(3)	16,983
Total	$—	$—	$—	$—	$21,985	$—	$(5)	$21,980

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

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the nine months ended September 30, 2019 was as follows (in thousands):

Amount
Balance at December 31, 2018	$51,967
Currency translation adjustments	(1,662)
Balance at September 30, 2019	$50,305

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$7,597	$(2,341)	$5,256	$8,357	$(2,263)	$6,094
Collaboration agreements	3,430	(3,217)	213	3,773	(3,326)	447
Total identifiable intangible assets	$11,027	$(5,558)	$5,469	$12,130	$(5,589)	$6,541

Amortization expense for the nine months ended September 30, 2019 and 2018 was $0.5 million.

Estimated amortization expense for existing intangible assets for the remainder of 2019 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2019 (remainder)	$159
2020	530
2021	380
2022	380
2023	380
2024	380

Note 7 – Leases

The Company has operating leases for its research and development and manufacturing facilities, corporate headquarters and offices and certain equipment. At September 30, 2019, the facility leases have expirations that range from approximately 4 year to 7 years, some of which include options to extend the leases or terminate the leases early. Options to extend the leases or terminate the leases early are only included in the lease term when it is reasonably certain that the option will be exercised. The facility leases contain provisions for future rent increases, and obligate the Company to pay building operating costs. Upon closing of the Catalent transaction in July 2019, the Company assigned two of its manufacturing facility leases to Catalent (see Note 12). As a result, the Company wrote-off the corresponding right-of-use (“ROU”) assets of $8.2 million and the associated lease liabilities of $12.7 million.

The operating leases represent the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the asset and are capitalized as ROU assets for the expected lease term (net of the deferred rent liability) with corresponding lease liabilities representing the obligation to make lease payments arising from the lease.

Supplemental balance sheet information related to leases as of September 30, 2019 was as follows (in thousands, except weighted-average remaining lease term and discount rate):

Lease Assets and Liabilities	Classification	Amount
Assets:
Operating lease ROU assets	Other non-current assets	$6,712

Liabilities:
Current operating lease liabilities	Other current liabilities	$1,191
Non-current operating lease liabilities	Other non-current liabilities	10,250
Total operating lease liabilities		$11,441

Weighted-average remaining lease term (years)		6.21
Weighted-average discount rate		15.58%

Lease expense for the operating and short-term leases for the three and nine months ended September 30, 2019 was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$819	$3,378
Short-term lease expense	86	422
Total lease expense	$905	$3,800

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of operating lease liabilities	$4,342
ROU assets obtained in exchange for operating lease obligations	16,534

As of September 30, 2019, maturities of lease liabilities were as follows (in thousands):

Year	Amount
2019 (remainder)	$711
2020	2,904
2021	2,969
2022	3,037
2023	2,897
Thereafter	5,679
Total operating lease payments	18,197
Less: imputed interest	(6,756)
Total operating lease liabilities	$11,441

During the nine months ended September 30, 2019, the Company did not enter into any additional operating or finance leases other than in April 2019, when the Company extended the lease at its Rockville, MD facility to expire in January 2024. This lease was subsequently assigned to Catalent (see Note 12).

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

Total convertible notes payable consisted of the following at (in thousands):

	September 30, 2019	December 31, 2018
Principal amount of the Notes	$325,000	$325,000
Unamortized debt issuance costs	(4,745)	(5,813)
Total convertible notes payable	$320,255	$319,187

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Coupon interest at 3.75%	$3,047	$3,047	$9,141	$9,141
Amortization of debt issuance costs	356	356	1,068	1,068
Total interest expense on the Notes	$3,403	$3,403	$10,209	$10,209

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

In December 2018, the Company entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allows it to issue and sell up to $100 million in gross proceeds of its common stock. During the nine months ended September 30, 2019, the Company sold 3.6 million shares of common stock under the December 2018 Sales Agreement, of which 1.7 million shares of common stock were sold in the first quarter of 2019, resulting in $29.3 million in net proceeds (this amount excludes $0.6 million received in the fourth quarter of 2019 for shares traded in late September 2019) at a weighted average sales price of $8.39 per share. From October 1 through November 1, 2019, the Company sold 1.0 million shares of common stock under the December 2018 Sales Agreement resulting in $5.0 million in net proceeds, leaving $64.4 million remaining available to be sold.

In April 2018, the Company completed a public offering of 1.7 million shares of its common stock, including 0.2 million shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $33.00 per share resulting in net proceeds of approximately $54 million.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During the nine months ended September 30, 2019, the Company sold 2.5 million shares of common stock under the December 2017 Sales Agreement, of which all were sold in the first quarter of 2019, resulting in $37.9 million in net proceeds at a weighted average sales price of $15.33 per share. The December 2017 Sales Agreement was fully utilized at that time. During the nine months ended September 30, 2018, the Company sold 0.8 million shares of common stock under the December 2017 Sales Agreement, of which all were sold in the first quarter of 2018, resulting in $32.3 million in net proceeds at a weighted average sales price of $41.86 per share.

In January 2017, the Company entered into an At Market Issuance Sales Agreement (“January 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During the nine months ended September 30, 2018, the Company sold 0.3 million shares of common stock under the January 2017 Sales Agreement, of which all were sold in the first quarter of 2018, resulting in $10.3 million in net proceeds at a weighted average sales price of $30.80 per share. The January 2017 Sales Agreement was fully utilized at that time.

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

Stock Options and Stock Appreciation Rights

The following is a summary of stock options and stock appreciation rights activity under the 2015 Plan and 2005 Plan for the nine months ended September 30, 2019:

	2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2019	2,392,567	$62.41	582,616	$65.72
Granted	1,479,337	$6.15	—	$—
Exercised	(1,514)	$27.42	(1,500)	$11.20
Canceled	(451,774)	$53.23	(30,167)	$92.11
Outstanding at September 30, 2019	3,418,616	$39.29	550,949	$64.43
Shares exercisable at September 30, 2019	954,785	$89.06	550,949	$64.43
Shares available for grant at September 30, 2019	233,059

In the three months ended September 30, 2019, the Company granted 192,400 stock appreciation rights with a weighted-average exercise price of $5.95 under the 2015 Plan. In addition, due to the limitations on the equity awards currently available under the 2015 Plan, the Company granted 1,014,200 stock options to certain employees with a weighted-average exercise price of $5.95 under the 2015 Plan that are subject to approval at the Company’s annual meeting of stockholders in June 2020. As these stock options have not yet been approved by the Company’s stockholders, the Company will not record any stock-based compensation expense for these awards until such time these awards are approved by the stockholders and a measurement date occurs.

The fair value of stock options and stock appreciation rights (not including awards that are subject to stockholders’ approval) granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average Black-Scholes fair value of stock options and SARs granted	$4.91	$21.80	$5.42	$25.80
Risk-free interest rate	1.52%-1.57%	2.68%-2.86%	1.52%-2.55%	2.26%-2.86%
Dividend yield	0%	0%	0%	0%
Volatility	128.00%-133.80%	113.64%-114.90%	111.65%-133.80%	113.64%-114.90%
Expected term (in years)	3.97-4.45	4.08-4.10	3.97-4.50	4.08-4.14
Expected forfeiture rate	0%	0%	0%	0%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights outstanding under the 2015 Plan and 2005 Plan as of September 30, 2019 was $0 million and 7.9 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights exercisable under the 2015 Plan and 2005 Plan as of September 30, 2019 was $0 million and 5.5 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and stock appreciation rights) that would have been received by the holders had all stock option and stock appreciation rights holders exercised their stock options and stock appreciation rights on September 30, 2019. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of stock options and stock appreciation rights exercised for the nine months ended September 30, 2019 and 2018 was $0.1 million and $0.3 million, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company’s annual meeting of stockholders in June 2013. The amount of shares authorized for issuance under the ESPP was increased by 200,000 shares at the Company’s 2019 annual meeting of stockholders. The ESPP currently authorizes an aggregate of 597,500 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 600,000 shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At September 30, 2019, there were 287,431 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Range of Black-Scholes fair value of ESPP shares granted	$2.57-$35.00	$7.20-$70.60	$2.57-$35.00	$7.20-$70.60
Risk-free interest rate	1.34%-2.55%	0.74%-2.24%	1.20%-2.55%	0.66%-2.24%
Dividend yield	0%	0%	0%	0%
Volatility	59.71%-171.60%	52.19%-203.83%	52.19%-171.60%	52.19%-203.83%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	0%	0%	0%

Restricted Stock Units

The following is a summary of restricted stock units activity for the nine months ended September 30, 2019:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2019	―	$	―
Restricted stock units granted	1,207,609		$6.50
Restricted stock units vested	(72,637)		$10.40
Restricted stock units forfeited	(63,011)		$10.40
Outstanding and Unvested at September 30, 2019	1,071,961		$6.00

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$723	$2,611	$6,347	$8,199
General and administrative	1,901	1,820	6,456	5,729
Total stock-based compensation expense	$2,624	$4,431	$12,803	$13,928

As of September 30, 2019, there was approximately $31 million of total unrecognized compensation expense related to unvested stock options, stock appreciation rights, restricted stock units and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.4 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods and awards that require approval by the stockholders.

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

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until expenditures contemplated in the Grant Agreement are incurred. During the three and nine months ended September 30, 2019, the Company recognized revenue from the Grant of $1.9 million and $7.5 million, respectively, and has recognized approximately $80 million in revenue since the inception of the agreement. At September 30, 2019, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet include its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

Note 12 – Catalent Transaction

In June 2019, the Company entered into an asset purchase agreement (the “Agreement”) with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc.), a unit of Catalent Biologics (“Catalent”), pursuant to which the Company agreed to sell to Catalent certain assets related to its biomanufacturing and development activities located at the facilities situated at each of 20 Firstfield Road in Gaithersburg, Maryland 20878 and 9920 Belward Campus Drive in Rockville, Maryland 20850, for a purchase price of (i) $18.0 million, including $1.5 million to be held in escrow for one year following the closing of the transaction, plus (ii) an additional fee to purchase laboratory supplies of $0.3 million, subject to certain adjustments. The transaction closed in July 2019. Pursuant to the transactions contemplated by the Agreement, approximately 100 Novavax manufacturing and quality employees transferred to Catalent, and the Company assigned two facility leases to Catalent. The Company also entered into other ancillary agreements upon the closing of the transaction, including a Non-Commercial GMP Manufacturing Services Agreement pursuant to which the Company is required to purchase $6.0 million in certain services from Catalent set forth therein, through July 31, 2020. The transaction was treated as an asset disposition for accounting purposes. In the three months ended September 30, 2019, the Company recorded a gain on the disposition of such assets of $9.0 million as a result of the Agreement.

Note 13 – Related Party Transactions

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President and Chief Executive Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provided clinical development and operations services related to the Company’s Phase 3 clinical trial of ResVax and other professional services. The agreement terminated in July 2019.  For the nine months ended September 30, 2019 and 2018, the Company incurred $0.1 million and $0.2 million, respectively, in consulting expenses under the agreement. No amount was due and unpaid for services performed under the agreement at September 30, 2019 as compared to less than $0.1 million at December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our December 2018 Sales Agreement (defined below); obligations under our Services Agreement (defined below) with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc.), a unit of Catalent Biologics (“Catalent”); potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of ResVax; the expected timing and content of regulatory actions; payments by the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and usage and the availability of financing generally; expected future cash savings and expense reductions associated with the Catalent transaction; plans regarding partnering activities, business development initiatives; the adoption of stock incentive plans and amendments thereto; the Reverse Stock Split (defined below) and its impact on the trading price of our common stock and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

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

Overview

We are a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. Our vaccine candidates, including our lead candidates, NanoFluTM and ResVaxTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our technology targets a variety of infectious diseases. We are also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, our wholly owned Swedish subsidiary. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Seasonal Influenza
•NanoFlu (Older Adults)	Phase 3

Respiratory Syncytial Virus (“RSV”)
•ResVax* (Infants via Maternal Immunization)	Phase 3
•Older Adults	Phase 2
•Pediatrics	Phase 1

Combination Seasonal Influenza/RSV	Preclinical

Ebola Virus (“EBOV”)	Phase 1

*Supported by a grant of up to $89.1 million from BMGF

A summary and status of these vaccine programs follows:

Seasonal Influenza

NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as children under 18 years old and older adults, but also occurring in the general population. According to influenza vaccines forecasts by Datamonitor in 2013, the market for seasonal influenza vaccines is expected to grow from approximately $3.2 billion in the 2015-16 flu season to approximately $5.3 billion in the 2021-22 flu season (in the countries comprising the top seven markets). Recent flu seasons have shown an increase in the influenza disease burden. For the 2017-18 flu season, the Center for Disease Control and Prevention estimates that influenza in the U.S. has resulted in 48.8 million illnesses, 959,000 hospitalizations and 79,400 deaths, a dramatic increase across all categories compared to previous years.

In October 2019, we initiated a pivotal Phase 3 clinical trial of NanoFlu in older adults (65 years and older). This randomized, observer-blinded, active-controlled trial will evaluate the immunogenicity and safety of NanoFlu with its proprietary Matrix-M adjuvant, compared to a U.S.-licensed quadrivalent vaccine, Fluzone® Quadrivalent. The trial’s primary objective is to demonstrate non-inferior immunogenicity as measured by hemagglutination inhibition (“HAI”) titers of vaccine homologous influenza strains compared to a licensed seasonal vaccine, and to describe its safety profile. In October 2019, we completed enrollment of 2,652 healthy older adults across 19 clinical sites in the U.S. and we expect to report top-line clinical data in the first quarter of 2020. These data would support a subsequent U.S. biologics license application (“BLA”) and licensure of NanoFlu using the FDA’s accelerated approval pathway.

In June 2019, we announced that the FDA acknowledged that the accelerated approval pathway is available for NanoFlu. An accelerated approval may be granted for certain biological products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments. Such an approval will be based on adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. For seasonal influenza vaccines, the HAI antibody response is considered an acceptable surrogate marker of activity that is reasonably likely to predict clinical benefit. To be considered for accelerated approval, a BLA for a new seasonal influenza vaccine should include results from one or more well-controlled studies designed to meet immunogenicity endpoints along with a commitment to conduct confirmatory post-marketing studies of clinical effectiveness in preventing influenza.

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

ResVax Program (Infants via Maternal Immunization)

ResVax is our adjuvanted RSV F Vaccine for infants via maternal immunization. RSV is the most common cause of lower respiratory tract infections (“LRTI”) and the leading viral cause of severe lower respiratory tract disease in infants and young children worldwide. In the U.S., RSV is the leading cause of hospitalization of infants and, globally, is second only to malaria as a cause of death in children under one year of age.

Data from our Prepare trial, which was initiated in December 2015, was announced in February 2019. The Prepare trial was conducted to determine whether ResVax reduced incidence of medically significant RSV-positive LRTI in infants through a minimum of the first 90 days of life and up through the first six months of life. While these data did not meet the trial’s primary efficacy endpoint, it did demonstrate efficacy against a secondary objective by reducing RSV LRTI hospitalizations in treated infants. ResVax is thus the first RSV vaccine to show efficacy in a Phase 3 clinical trial, and in addition, showed important effects against a variety of pre-specified exploratory endpoints and post-hoc analyses. This included a ~60% reduction in RSV-related severe hypoxemia and a ~74% reduction in RSV-related, radiographically-confirmed pneumonia through day 90. As in previous clinical trials, ResVax also showed favorable safety and tolerability results. In light of the fact that the trial failed to meet the primary endpoints, the U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) recommended that we conduct an additional Phase 3 clinical trial to confirm efficacy. We continue to work with the Bill & Melinda Gates Foundation, which is supporting the development of ResVax through a grant of up to $89.1 million, to develop regulatory approaches for ResVax in certain low- and middle-income countries. We are currently in discussions with multiple potential commercial partners around the opportunity to bring ResVax to market globally, including assisting us with the regulatory licensure pathways in the U.S., European Union and other geographies.

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

Catalent Transaction

In June 2019, we entered into an asset purchase agreement (the “Agreement”) with Catalent, pursuant to which we agreed to sell to Catalent certain assets related to our biomanufacturing and development activities located at the facilities situated at each of 20 Firstfield Road in Gaithersburg, Maryland 20878 and 9920 Belward Campus Drive in Rockville, Maryland 20850, for a purchase price of (i) $18.0 million, including $1.5 million to be held in escrow for one year following the closing of the transaction, plus (ii) an additional fee to purchase laboratory supplies of approximately $0.3 million, subject to certain adjustments. The transaction closed in July 2019. Pursuant to the transactions contemplated by the Agreement, approximately 100 Novavax manufacturing and quality employees transferred to Catalent, and we assigned two facility leases to Catalent. We also entered into other ancillary agreements upon the closing of the transaction, including a Non-Commercial GMP Manufacturing Services Agreement pursuant to which we are required to purchase $6.0 million in certain services from Catalent set forth therein, through July 31, 2020. The transaction was treated as an asset disposition for accounting purposes. As a result of the transactions contemplated by the Agreement and related attrition since March 1, 2019, we have reduced our headcount by more than 200 employees. In the three months ended September 30, 2019, we recorded a gain on the disposition of such assets of $9.0 million as a result of the Agreement.

Sales of Common Stock

In December 2018, we entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allows us to issue and sell up to $100 million in gross proceeds of our common stock. During the nine months ended September 30, 2019, we sold 3.6 million shares of common stock under the December 2018 Sales Agreement, of which 1.7 million shares of common stock were sold in the first quarter of 2019, resulting in $29.3 million in net proceeds at a weighted average sales price of $8.39 per share. From October 1 through November 1, 2019, we sold 1.0 million shares of common stock under the December 2018 Sales Agreement resulting in $5.0 million in net proceeds, leaving $64.4 million remaining available to be sold.

In December 2017, we entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allowed us to issue and sell up to $75 million in gross proceeds of our common stock. During the nine months ended September 30, 2019, we sold 2.5 million shares of common stock under the December 2017 Sales Agreement, of which all were sold in the first quarter of 2019, resulting in $37.9 million in net proceeds at a weighted average sales price of $15.33 per share. The December 2017 Sales Agreement was fully utilized at that time.

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

Three Months Ended September 30, 2019 and 2018 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Three Months Ended September 30,
	2019	2018	Change 2018 to 2019
Revenue:
Total revenue	$2,507	$7,735	$(5,228)

Revenue for the three months ended September 30, 2019 was $2.5 million as compared to $7.7 million for the same period in 2018, a decrease of $5.2 million, or 68%. Revenue for the three months ended September 30, 2019 and 2018 was primarily comprised of services performed under the Grant Agreement with BMGF and to a lesser extent, revenue from Novavax AB. Revenue decreased as a result of completing enrollment of the Prepare trial in the second quarter of 2018.

We expect revenue in 2019 under the Grant Agreement to be significantly lower than in 2018 as the Prepare trial is expected to conclude in 2019.

Expenses:

	Three Months Ended September 30,
	2019	2018	Change 2018 to 2019
Expenses:
Research and development	$18,611	$41,326	$(22,715)
Gain on Catalent transaction	(9,016)	—	(9,016)
General and administrative	7,899	8,309	(410)
Total expenses	$17,494	$49,635	$(32,141)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $18.6 million for the three months ended September 30, 2019 from $41.3 million for the same period in 2018, a decrease of $22.7 million, or 55%. This decrease was primarily due to decreased development activities, including lower clinical trial costs, of ResVax, lower employee-related costs and other cost savings due to the Catalent transaction. At September 30, 2019, we had 127 employees dedicated to our research and development programs versus 313 employees as of September 30, 2018. For 2019, we expect research and development expenses overall to decrease primarily due to the completion of activities related to the conclusion of the Prepare trial and the expected impact of the Catalent transaction, including headcount reductions and assignment of certain facility leases, partially offset by our Phase 3 clinical trial of NanoFlu.

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

The following summarizes our research and development expenses by functional area for the three months ended September 30 (in millions):

	2019	2018
Manufacturing	$9.7	$19.7
Vaccine Discovery	1.4	1.4
Clinical and Regulatory	7.5	20.2
Total research and development expenses	$18.6	$41.3

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

Gain on Catalent Transaction

As a result of the Catalent transaction (see discussion above), we recorded a gain of $9.0 million for the three months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses slightly decreased to $7.9 million for the three months ended September 30, 2019 from $8.3 million for the same period in 2018. At September 30, 2019, we had 41 employees dedicated to general and administrative functions versus 49 employees as of September 30, 2018. For 2019, we expect general and administrative expenses to be consistent with that of 2018.

Other Income (Expense):

	Three Months Ended September 30,
	2019	2018	Change 2018 to 2019
Other Income (Expense):
Investment income	$342	$752	$(410)
Interest expense	(3,403)	(3,403)	—
Other income (expense)	5	(19)	24
Total other income (expense)	$(3,056)	$(2,670)	$(386)

We had total other expense, net of $3.1 million for the three months ended September 30, 2019 as compared to total other expense, net of $2.7 million for the same period in 2018, an increase of $0.4 million. Our investment income decreased due to lower marketable securities balances.

Net Loss:

	Three Months Ended September 30,
	2019	2018	Change 2018 to 2019
Net Loss:
Net loss	$(18,043)	$(44,570)	$26,527
Net loss per share	$(0.74)	$(2.33)	$1.59
Weighted shares outstanding	24,327	19,116	5,211

Net loss for the three months ended September 30, 2019 was $18.0 million, or $0.74 per share, as compared to $44.6 million, or $2.33 per share, for the same period in 2018. The decrease in net loss was primarily due to decreased development activities, including lower clinical trial costs, of ResVax, and the $9.0 million gain recorded on the Catalent transaction, partially offset by decreased revenue under the Grant Agreement.

The increase in weighted average shares outstanding for the three months ended September 30, 2019 is primarily a result of sales of our common stock in 2019 and 2018.

Nine Months Ended September 30, 2019 and 2018 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Nine Months Ended September 30,
	2019	2018	Change 2018 to 2019
Revenue:
Total revenue	$9,846	$28,161	$(18,315)

Revenue for the nine months ended September 30, 2019 was $9.8 million as compared to $28.2 million for the same period in 2018, a decrease of $18.3 million, or 65%. Revenue for the nine months ended September 30, 2019 and 2018 was primarily comprised of services performed under the Grant Agreement with BMGF and to a lesser extent, revenue from Novavax AB. Revenue decreased as a result of completing enrollment of the Prepare trial in the second quarter of 2018.

Expenses:

	Nine Months Ended September 30,
	2019	2018	Change 2018 to 2019
Expenses:
Research and development	$84,502	$130,382	$(45,880)
Gain on Catalent transaction	(9,016)	—	$(9,016)
General and administrative	26,236	25,185	1,051
Total expenses	$101,722	$155,567	$(53,845)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $84.5 million for the nine months ended September 30, 2019 from $130.4 million for the same period in 2018, a decrease of $45.9 million, or 35%. This decrease was primarily due to decreased development activities, including lower clinical trial costs, of ResVax, lower employee-related costs and other cost savings due to the Catalent transaction. At September 30, 2019, we had 127 employees dedicated to our research and development programs versus 313 employees as of September 30, 2018.

Expenses by Functional Area

The following summarizes our research and development expenses by functional area for the nine months ended September 30 (in millions):

	2019	2018
Manufacturing	$50.6	$60.5
Vaccine Discovery	4.9	4.7
Clinical and Regulatory	29.0	65.2
Total research and development expenses	$84.5	$130.4

Gain on Catalent Transaction

As a result of the Catalent transaction (see discussion above), we recorded a gain of $9.0 million for the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses slightly increased to $26.2 million for the nine months ended September 30, 2019 from $25.2 million for the same period in 2018, an increase of $1.1 million, or 4%. The increase in general and administrative expenses are primarily due to increased professional fees related to the Catalent transaction and our recent stockholders meetings. At September 30, 2019, we had 41 employees dedicated to general and administrative functions versus 49 employees as of September 30, 2018.

Other Income (Expense):

	Nine Months Ended September 30,
	2019	2018	Change 2018 to 2019
Other Income (Expense):
Investment income	$1,236	$2,090	$(854)
Interest expense	(10,209)	(10,209)	—
Other income (expense)	(15)	111	(126)
Total other income (expense)	$(8,988)	$(8,008)	$(980)

We had total other expense, net of $9.0 million for the nine months ended September 30, 2019 as compared to total other expense, net of $8.0 million for the same period in 2018, an increase of $1.0 million. Our investment income decreased due to lower marketable securities balances.

Net Loss:

	Nine Months Ended September 30,
	2019	2018	Change 2018 to 2019
Net Loss:
Net loss	$(100,864)	$(135,414)	$34,550
Net loss per share	$(4.43)	$(7.42)	$2.99
Weighted shares outstanding	22,761	18,262	4,499

Net loss for the nine months ended September 30, 2019 was $100.9 million, or $4.43 per share, as compared to $135.4 million, or $7.42 per share, for the same period in 2018. The decrease in net loss was primarily due to decreased development activities, including lower clinical trial costs, of ResVax and the $9.0 million gain recorded on the Catalent transaction, partially offset by decreased revenue under the Grant Agreement.

The increase in weighted average shares outstanding for the nine months ended September 30, 2019 is primarily a result of sales of our common stock in 2019 and 2018.

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

As of September 30, 2019, we had $75.9 million in cash and cash equivalents, marketable securities and restricted cash as compared to $103.9 million as of December 31, 2018. These amounts consisted of $71.2 million in cash and cash equivalents and $4.8 million in restricted cash as of September 30, 2019 as compared to $70.2 million in cash and cash equivalents, $22.0 million in marketable securities and $11.8 million in restricted cash as of December 31, 2018.

The following table summarizes cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change 2018 to 2019
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(112,880)	$(139,559)	$26,679
Investing activities	38,708	(19,722)	58,430
Financing activities	68,212	98,948	(30,736)
Effect on exchange rate on cash, cash equivalents and restricted cash	(69)	(62)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,029)	(60,395)	54,366
Cash, cash equivalents and restricted cash at beginning of period	81,959	135,431	(53,472)
Cash, cash equivalents and restricted cash at end of period	$75,930	$75,036	$894

Net cash used in operating activities decreased to $112.9 million for the nine months ended September 30, 2019, as compared to $139.6 million for the same period in 2018. The decrease in cash usage is primarily due to decreased development activities, including lower clinical trial costs, of ResVax in the nine months ended September 30, 2019 as compared to the same period in 2018, as well as approximately $9.3 million of one-time payments made in the first quarter of 2018 that included our lease termination fee and the milestone payment to Wyeth Holdings LLC along with the Company’s reduced bonus payout in the first quarter of 2019 as compared to the same period in 2018, partially offset by receipt of a $15 million payment under the Grant Agreement with BMGF in the nine months ended September 30, 2018.

We expect our cash used in operating activities to significantly decrease in the second half of 2019 as compared to the first half of 2019, as a result of the Catalent transaction, including expected future cash savings from the assignment of leases and transfer of employees to Catalent, and decreasing expenses due to the completion of activities related to the conclusion of the Prepare trial, partially offset by our Phase 3 clinical trial of NanoFlu.

During the nine months ended September 30, 2019 and 2018, our investing activities consisted of purchases and maturities of marketable securities, $18.3 million in proceeds from the Catalent transaction during the nine months ended September 30, 2019 and, to a much lesser extent, capital expenditures. Capital expenditures for the nine months ended September 30, 2019 and 2018 were $1.6 million and $0.9 million, respectively. For 2019, we expect a slight increase in our capital expenditures from 2018.

Our financing activities consisted primarily of sales of our common stock, and to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In the nine months ended September 30, 2019, we received net proceeds of $67.2 million (this amount excludes $0.6 million received in the fourth quarter of 2019 for shares traded in late September 2019) from selling shares of common stock through our December 2017 and December 2018 Sales Agreements at a weighted average sales price of $11.22 per share. In the nine months ended September 30, 2018, we completed a public offering of 1.7 million shares of our common stock at a price of $33.00 per share resulting in net proceeds of approximately $54 million and received net proceeds of $42.6 million from selling shares of common stock through our January 2017 and December 2017 Sales Agreements at a weighted average sales price of $38.53 per share.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2018, we incurred a net loss of $184.7 million and had net cash flows used in operating activities of $184.8 million. At September 30, 2019, we had $75.9 million in cash and cash equivalents and restricted cash and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development activities, there is substantial doubt about our ability to continue as a going concern through one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

We did not have any material off-balance sheet arrangements as of September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of September 30, 2019, we had cash and cash equivalents of $71.2 million, $4.8 million in restricted cash and working capital of $67.4 million.

Our exposure to market risk is primarily confined to our investment portfolio, which historically has been classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ deficit of approximately $2.4 million at September 30, 2019.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2019, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent on third-party organizations to conduct some of our laboratory testing and clinical trials and, as a result of the Agreement with Catalent, all of our vaccine manufacturing activities. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. We may lose some control over these activities and become too dependent upon these parties. These third-parties may not complete testing or manufacturing activities on schedule, within budget, or when we request. We may not be able to secure and maintain suitable third-parties to conduct our laboratory testing, clinical trials and manufacturing activities.

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

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 000-26770)) as amended by the Certificate of Amendment dated May 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.1††*	Form of Stock Appreciation Right Award Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine-month periods ended September 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

††      Management contracts, compensatory plans or arrangements.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: November 7, 2019	By:	/s/ Stanley C. Erck
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ John J. Trizzino
Senior Vice President, Chief Business Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)