Form 10-K
period 2019-12-31
NOVAVAX INC
filed 2020-03-11
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to      .

Commission File No. 000-26770

NOVAVAX, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	21 Firstfield Road, Gaithersburg, Maryland 20878 (Address of principal executive offices)	22-2816046 (I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (240) 268-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NVAX	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2019 on the Nasdaq Global Select Market) was approximately $138,300,000.

As of March 6, 2020, there were 51,528,841 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2019 in connection with the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

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

Overview

Novavax, Inc., together with our wholly-owned Swedish subsidiary, Novavax AB, is a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. Using innovative proprietary recombinant nanoparticle vaccine technology, we produce vaccine candidates to efficiently and effectively respond to both known and emerging disease threats.

We were incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 21 Firstfield Road, Gaithersburg, Maryland, 20878, and our telephone number is (240) 268-2000. Our common stock is listed on the Nasdaq Global Select Market under the symbol “NVAX.”

Our vaccine candidates, including our lead candidates, NanoFlu™ and ResVax™, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our technology targets a variety of infectious diseases. We are also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, our wholly owned Swedish subsidiary. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Seasonal Influenza
•NanoFlu (Older Adults)(1)	Phase 3

Respiratory Syncytial Virus (“RSV”)
•ResVax(2) (Infants via Maternal Immunization)	Phase 3
•Older Adults(1)	Phase 2
•Pediatrics	Phase 1

Combination Seasonal Influenza/RSV(1)	Preclinical

Ebola Virus (“EBOV”)(1)	Phase 1

Coronavirus (“COVID-19”)(1)	Preclinical

(1)	Includes Matrix-M adjuvant

(2)	Supported by a grant of up to $89.1 million from the Bill & Melinda Gates Foundation (“BMGF”)

A summary and status of these vaccine programs follows:

Seasonal Influenza

NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as children under 18 years old and older adults, but also occurring in the general population. According to influenza vaccines forecasts by Datamonitor in 2013, the market for seasonal influenza vaccines is expected to grow from approximately $3.2 billion in the 2015-16 flu season to approximately $5.3 billion in the 2021-22 flu season (in the countries comprising the top seven markets). Recent flu seasons have shown an increase in the influenza disease burden. For the 2017-18 flu season, the Centers for Disease Control and Prevention estimates that influenza in the U.S. resulted in 48.8 million illnesses, 959,000 hospitalizations and 79,400 deaths, a dramatic increase across all categories compared to previous years.

In October 2019, we initiated a pivotal Phase 3 clinical trial of NanoFlu in older adults (65 years and older). This randomized, observer-blinded, active-controlled trial will evaluate the immunogenicity and safety of NanoFlu with its proprietary Matrix-M adjuvant, compared to a U.S.-licensed quadrivalent vaccine, Fluzone® Quadrivalent. The trial’s primary objective is to demonstrate non-inferior immunogenicity as measured by hemagglutination inhibition (“HAI”) titers of vaccine homologous influenza strains compared to a licensed seasonal vaccine, and to describe its safety profile. In October 2019, we completed enrollment of 2,652 healthy older adults across 19 clinical sites in the U.S. and we expect to report top-line clinical data by the end of the first quarter of 2020. Positive data will support a subsequent U.S. biologics license application (“BLA”) and licensure of NanoFlu using the U.S. Food and Drug Administration’s (“FDA”) accelerated approval pathway.

In January 2020, we announced that the FDA granted NanoFlu Fast Track designation, which is intended for products that treat serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The program is designed to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that approved products can reach the market expeditiously. Specifically, Fast Track designation facilitates meetings to discuss all aspects of development to support licensure and provides the opportunity to submit sections of a BLA on a rolling basis as data become available. This permits the FDA to review modules of the BLA as they are received instead of waiting for the entire BLA submission. In addition, priority review (six-month review versus standard 10-month review) is an additional benefit that may potentially be available for NanoFlu in the future.

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

Data from our Prepare trial, which was initiated in December 2015, was announced in February 2019. The Prepare trial was conducted to determine whether ResVax reduced incidence of medically significant RSV-positive LRTI in infants through a minimum of the first 90 days of life and up through the first six months of life. While these data did not meet the trial’s primary efficacy endpoint, it did demonstrate efficacy against a secondary objective by reducing RSV LRTI hospitalizations in treated infants. ResVax is thus the first RSV vaccine to show efficacy in a Phase 3 clinical trial, and in addition, showed important effects against a variety of pre-specified exploratory endpoints and post-hoc analyses. This included a ~60% reduction in RSV-related severe hypoxemia and a ~74% reduction in RSV-related, radiographically-confirmed pneumonia through day 90. As in previous clinical trials, ResVax also showed favorable safety and tolerability results. In light of the fact that the trial failed to meet the primary endpoints, the FDA and European Medicines Agency (“EMA”) recommended that we conduct an additional Phase 3 clinical trial to confirm efficacy. BMGF has supported the Prepare trial for ResVax through a grant of up to $89.1 million; BMGF continues to financially support our efforts to conduct certain follow-on analyses of the Phase 3 data. We are currently in discussions with multiple potential commercial partners about the opportunity to bring ResVax to market globally, including assisting us with the regulatory licensure pathways in the U.S., the European Union and other geographies.

RSV Older Adults Program

Older adults (60 years and older) are at increased risk for RSV disease due in part to immunosenescence, the age-related decline in the human immune system. RSV infection can also lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease, asthma and congestive heart failure. In the U.S. alone, a reported RSV incidence rate of 5.5% in older adults would account for approximately 2.5 million infections per year. We estimate that approximately 900,000 medical interventions are caused by RSV disease in this U.S. population each year. We followed up the 2016 Phase 3 clinical trial of our RSV F Vaccine, which failed to meet its pre-specified primary or secondary efficacy objectives, with a 2017 Phase 2 clinical trial in older adults, to assess safety and immunogenicity of one and two dose regimens of our RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant. Immunogenicity results from the 2017 trial indicate that both adjuvants increase the magnitude, duration and quality of the immune response versus the non-adjuvanted RSV F Vaccine. We continue to assess the development opportunities for our RSV F Vaccine in older adults.

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

Coronavirus

Coronaviruses (“CoV”), so named for their “crown-like” appearance, are a large family of viruses that spread from animals to humans and include diseases such as Middle East Respiratory Syndrome (“MERS”) and Severe Acute Respiratory Syndrome (“SARS”). Historically, we developed a vaccine candidate against MERS, a novel coronavirus first identified in 2012, as well as a vaccine candidate against SARS in 2005. In 2012, within weeks of obtaining the sequence of the circulating MERS strain, we successfully produced a vaccine candidate designed to provide protection. Our MERS candidate was based on the major surface spike protein, which we had previously identified as the antigen of choice in our work with our SARS vaccine candidate. In 2014, in collaboration with the University of Maryland, School of Medicine, we published results that showed our MERS and SARS vaccine candidates both blocked infection in laboratory studies.

Recently, a new strain of coronavirus (“COVID-19”) causing pneumonia-like symptoms has emerged in China, marking the beginning of a spread of the virus across the globe. Researchers have now confirmed that the virus can spread via human-to-human transmission. There are currently no licensed treatments proven to prevent COVID-19, although a range of vaccine candidates are under development. We have successfully produced a vaccine candidate designed to provide protection against COVID-19. Using our recombinant nanoparticle technology, we have generated antigen for our initial vaccine candidate derived from the coronavirus spike (S) protein. This vaccine candidate has been engineered from the genetic sequence of COVID-19 virus and binds efficiently with the same human receptors targeted by the virus, a critical aspect for effective vaccine protection. We intend to combine our proprietary Matrix-M adjuvant into our experimental vaccine candidate to potentially provide an additional immune response. We were recently awarded initial funding from the Coalition for Epidemic Preparedness Innovations (“CEPI”) to facilitate our development of a COVID-19 vaccine in preparation for potential future clinical trials. A subsequent CEPI award may be available to cover our program expenditures through Phase 1 clinical trial results.

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

Matrix Adjuvants

Adjuvants are predominantly used to enable a vaccine to increase the amplitude of the immune response and qualitatively change it, broadening the immune system’s attack against microorganisms and allowing for effective immunization with much lower doses of antigen. Novavax AB has developed a number of adjuvant formulations, all based on our proprietary Matrix technology. These adjuvant formulations possess excellent immunostimulatory features with the ability to increase and prolong the protective benefits of vaccines.

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

There is currently no approved RSV vaccine for sale in the world; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. These groups are developing products to prevent disease caused by RSV using a variety of technology platforms, including viral vectors, nucleic acid (RNA/DNA), live attenuated chimeric, antigens or monoclonal antibodies (“Mab”) and competitive recombinant technologies. Despite the announcement of results from the Prepare trial of ResVax, we continue to believe that our RSV F vaccine candidate, which is a recombinant prefusogenic F-protein nanoparticle, is likely to be as effective as other RSV vaccine candidates or other products in development by our competitors, and may prove effective. We further believe that ResVax, our RSV vaccine program for infants via maternal immunization, is the only RSV vaccine to have ever demonstrated some degree of efficacy in a Phase 3 clinical trial. At this time, there are a number of companies and other organizations with vaccine candidates in Phase 1 and 2 trials, including Pfizer, GlaxoSmithKline, Sanofi, Bavarian Nordic, Janssen, Moderna, Ablynx, Immunovaccine, Intravaac, Vaxart and the NIAID. Presently, the two lead Mab programs seeking to develop product candidates to prevent RSV in infants are being conducted by AstraZeneca PLC (“AstraZeneca”), and Merck. The AstraZeneca Mab, Nirsevimab (previously known as MEDI-8897), which is partnered with Sanofi Pasteur and Swedish Orphan Biovitrum AB, completed Phase 2 trials for preterm infants and is in Phase 3 trial for full-term infants. Additionally, it has obtained Breakthrough designation from the FDA. The Merck Mab MK-1654 is currently in Phase 2 trials in preterm and full-term infants.

There are a number of companies developing and selling vaccines for seasonal influenza employing both traditional (egg-based) and new vaccine technologies (cell-based). Many seasonal influenza vaccines are currently approved and marketed, and most of these are marketed by major pharmaceutical companies that have significantly greater financial and technical resources, experience and expertise. Competition in the sale of seasonal influenza vaccines is intense. For the older adult segment, Sanofi currently supplies Fluzone-HD® and Flublok® to the majority (>60%) of U.S. older adults. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, some by adding an adjuvant that is used to increase the immunogenicity of that product, each of which is intended to be more efficacious than currently marketed products. Despite the significant competition and advancing technologies, some of which are similar to our own, based on our completed Phase 2 trial results, we believe that NanoFlu, our adjuvanted nanoparticle seasonal influenza product could be as efficacious as, or more so than, current products or products being developed by our competitors. However, our seasonal influenza vaccine may not prove to be efficacious or our manufacturing system may not prove to be sufficiently effective and differentiated to ensure commercial success.

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

Patent Rights; Licenses.

We have intellectual property (patents, licenses, know-how) related to our vaccines, manufacturing processes and other technologies. Currently, we have or have rights to over 400 U.S. patents and corresponding foreign patents and patent applications relating to vaccines and vaccine-related technologies.

Patents related to our VLP program include U.S. Patent No. 7,763,450, which covers, in part, the use of influenza gene sequences for high-yield production of consistent influenza VLP vaccines to protect against current and future seasonal and pandemic strains of influenza viruses. Corresponding European patent, European Patent No. 1644037 also covers this technology. U.S. Patent Nos. 8,080,255, 8,551,756, 8,506,967 and 8,592,197 are directed to methods of producing VLPs and inducing substantial immunity to an influenza virus infection by administering VLPs comprising HA and NA proteins, and our M1 protein derived from the avian influenza strain, A/Indonesia/5/05. Certain claims also encompass similar methods and compositions where the M1 protein is from a different strain of influenza virus than the influenza HA protein and the influenza NA protein. Related patent protection in Europe is provided by European Patent No. 2343084, which covers, in part, vaccine compositions containing VLPs that contain M1, HA, and NA proteins. Our VLP patent portfolio contains many other patents, including U.S. Patent Nos. 8,951,537, 8,992,939, 9,144,607, 9,050,290, 9,180,180, 9,381,239, 9,464,276, 9,474,799, and other patents in multiple ex-U.S. jurisdictions.

We also have issued patents directed to other core programs, including our RSV and influenza programs. Issued patents directed to various aspects of the RSV program include U.S. Patent Nos. 8,715,692, 9,675,685, 9,731,000, 9,717,786, 10,022,437, and 10,426,829. Additional patents in the family include EP237009 in Europe, as well as others throughout the world. Patents related to our rabies program include 9,724,405 and 10,086,065 in the U.S. and EP2635257 in Europe. Related patents have been issued in other world markets. In addition to our focus on vaccine programs, we also pursue patent protection for our Matrix Adjuvant program. Issued U.S. Patent Nos. 7,838,019, 9,205,147, 9,901,634 and 8,821,881 provide examples of patents related to our Matrix Adjuvant program.

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

Government Regulations

The development, production and marketing of biological products, which include the vaccine candidates being developed by Novavax or our collaborators, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. Although we focus on the U.S. regulatory process and the standards imposed by the FDA, the International Conference on Harmonisation (“ICH”) and other agencies because we believe meeting U.S. and ICH standards generally allows us to satisfy regulatory agencies in other countries where we intend to do business; however, we are mindful that expectations in some venues, notably in the European Union, differ to some degree and we take proactive steps to address such differences by maintaining regular filings and correspondence and attending regular meetings with many other non-U.S. regulatory agencies. In the U.S., the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation under provisions of that act and the Public Health Service Act. The FDA not only assesses the safety and efficacy of these products but it also regulates, among other things, the testing, manufacture, labeling, storage, record-keeping, advertising and promotion of such products. The process of obtaining FDA licensure for a new vaccine is costly and time-consuming.

Vaccine clinical development follows the same general regulatory pathway as drugs and other biologics. Before applying for FDA licensure to market any new vaccine candidate, we expect to first submit an investigational new drug application (“IND”) that explains to the FDA, among other things, the results of preclinical toxicology testing conducted in laboratory animals, the method of manufacture, quality control tests for release, the stability of the investigational product and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the vaccine candidate in humans. We must then conduct Phase 1 clinical trials and larger-scale Phase 2 and 3 clinical trials that demonstrate the safety, immunogenicity and efficacy of our vaccine candidate to the satisfaction of the FDA. Following successful completion of all three phases of clinical development, a BLA can be submitted to the FDA requesting licensure of the vaccine for marketing based on the vaccine’s safety and efficacy. Similar pathways exist in Europe and other geographies.

The FDA will only approve a BLA if the vaccine is demonstrated to be safe, pure and potent. During the FDA’s review of a BLA, the proposed manufacturing facility undergoes a pre-approval inspection during which the FDA examines in detail the production of the vaccine, the manufacturing facility and the quality documentation related to the vaccine. Vaccine licensure also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents, and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, the FDA typically requires Phase 4 post-marketing clinical trials for vaccines after licensure to continue gathering safety, and sometimes effectiveness/efficacy data in the indicated and additional populations.

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

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government authorities or programs, private health insurers (including managed care plans) and other organizations. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective at certain prices. Adequate third-party reimbursement may not be available in certain markets to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payers may also control access to, or manage utilization of, our products with various utilization management techniques.

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

The U.S. and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, including initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Healthcare Reform Act”) which includes changes to the coverage and reimbursement of drug products under government health care programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act, and some modifications have been implemented. Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Within the U.S., we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to future sales of any of our product candidates that may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payers (including Medicare and Medicaid) that are false or fraudulent.

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

Manufacturing

Our primary manufacturing facility is located in Uppsala, Sweden, where Novavax AB produces our Matrix adjuvants in an approximately 24,000 square foot facility comprised of GMP manufacturing, laboratory and office space.

Sources of Supply

Most of the raw materials and other supplies required in our business are generally available from established vendors in quantities adequate to meet our needs. In some cases, only one vendor has been qualified for certain of our manufacturing components. Prior to the initiation of commercial production, we plan, where feasible, to qualify multiple vendors of critical raw materials. One key vendor is GE Healthcare Company (“GEHC”), which supplies disposable components, resins, media and buffers used in our manufacturing process. GEHC and other vendors that supply our key manufacturing materials have been or will be audited for compliance with GMP standards.

An important component of our Matrix adjuvant technology is extracted from a species of soap-bark tree (Quillaja saponaria) that grows mainly in Chile, and we have been able to acquire high-quality quillaja extract as needed from our current suppliers.

Business Development

We strive to create sustainable value by evaluating all options, including working to obtain non-dilutive funding, similar to our agreement with BMGF related to our maternal RSV program, from both governmental and non-governmental funding sources, that would allow for:

• continued development of our vaccine candidates until such vaccines can be licensed;

• retained commercial rights in one or more major markets;

• product sales revenue; and/or

• commercialization through partners and other strategic relationships.

Employees

As of March 6, 2020, we have 165 full-time employees, of whom 24 hold M.D. or Ph.D. degrees and 51 of whom hold other advanced degrees. Of our total workforce, 127 are engaged primarily in research, development and manufacturing activities and 38 are engaged primarily in executive, business development, finance and accounting, legal and administrative functions. None of our U.S. employees are represented by labor unions or covered by collective bargaining agreements; 48 of our 49 Swedish employees are covered by typical collective bargaining agreements. We consider our relations with our employees to be good.

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

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2019 was $1.4 billion. Our revenue for the last three fiscal years was $18.7 million in 2019, $34.3 million in 2018, and $31.2 million in 2017. We may not be successful in entering into collaborations, strategic alliances and marketing, distribution or licensing arrangements with other companies or government agencies that result in significant revenue to offset our expenses. Our net losses for the last three fiscal years were $132.7 million in 2019, $184.7 million in 2018, and $183.8 million in 2017.

Historically, our losses have resulted predominantly from research and development expenses for our vaccine candidates, manufacturing-related expenses, costs related to protection of our intellectual property and other general operating expenses. Our expenses have exceeded our revenue since inception, and we believe our expenses will fluctuate over time, and may substantially increase some years, as a result of continuing research and development efforts to support our vaccine development efforts, and, if our product candidates are approved, future commercialization efforts.

Although certain specified costs associated with the development of ResVax, our RSV vaccine program for infants via maternal immunization, may be reimbursed under our contract with BMGF, we expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:

•	conduct clinical trials for RSV F Vaccine and other potential vaccine candidates;
•	conduct preclinical studies for other potential vaccine candidates;
•	work with third-party manufacturers to commercially scale the manufacturing process; and
•	maintain, expand and protect our intellectual property portfolio.

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

We anticipate seeking such additional funds through a combination of public or private equity or debt financings, as well as potential collaborations, strategic alliances and marketing, distribution or licensing arrangements and non-dilutive funding from governmental and non-governmental funding entities, as well as other sources. While we may continue to apply for contracts or grants from academic institutions, non-profit organizations and governmental entities, we may not be successful. Adequate additional funding may not be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our organization, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or vaccine candidates. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

Economic uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

Generally, worldwide economic conditions remain uncertain. Access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our vaccine candidates and clinical trials. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. There is no certainty that the capital and credit markets will be available to raise additional capital on favorable terms. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, if we are unable to access the capital markets on favorable terms, our ability to execute our business plan as scheduled would be compromised. Moreover, we rely and intend to rely on third-parties, including clinical research organizations, contract manufacturing organizations and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

The United Kingdom’s withdrawal from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe.

The United Kingdom’s exit from the European Union, or Brexit, and the related negotiations have caused political and economic uncertainty, including in the regulatory framework applicable to our operations and vaccine candidates in the United Kingdom and the European Union, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. For instance, preparations for Brexit have resulted in the decision to move the European Medicines Agency from the United Kingdom to the Netherlands. This transition may cause disruption or delays in granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. It is possible that there will be increased regulatory complexities, which can disrupt the timing of our clinical trials and regulatory approvals. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenues and achieve and sustain profitability.

In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have, how such withdrawal will affect us, and the full extent to which our business could be adversely affected.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The Grant Agreement reimburses a portion of specified expenses associated with the development of ResVax. Additional development activities likely will be needed and BMGF may not reimburse us for any portion of these activities.

The results from the Prepare trial, including that ResVax failed to meet the primary endpoint of the trial, will likely create challenges, some of which may be significant, around further development of that vaccine.

While the Prepare results suggest that ResVax is safe and is likely efficacious in more serious manifestations of RSV disease, the trial failed to achieve its primary clinical endpoint. Not achieving the primary clinical endpoint has been viewed negatively by our investors. Although the failure to achieve the primary endpoint in the trial is not evidence that the vaccine is not effective, it means that regulatory agencies like the FDA and EMA are likely to require additional clinical trial data prior to licensure. This development may be viewed negatively by our potential collaborators and partners, which may make the ongoing development of ResVax, and any other RSV F Vaccine candidates, more challenging.

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

Swedish-based Novavax AB is a wholly owned subsidiary of Novavax, Inc. We also have formed a joint venture with Cadila in India, have established a clinical development agreement with BMGF and have entered into other agreements and arrangements with companies in other countries. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in various parts of the world. Risks of conducting business outside the U.S. include negative consequences of:

•	the costs associated with seeking to comply with multiple regulatory requirements that govern our ability to develop, manufacture and sell products in local markets;

•	failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	new or changes in interpretations of existing trade protections measures, including tariffs, embargoes and import and export licensing requirements;
•	difficulties in and costs of staffing, managing and operating our international operations;
•	changes in environmental, health and safety laws;
•	fluctuations in foreign currency exchange rates;
•	new or changes in interpretations of existing tax laws;
•	political instability and actual or anticipated military or potential conflicts;
•	economic instability, inflation, recession and interest rate fluctuations;
•	minimal or diminished protection of intellectual property in many jurisdictions; and
•	possible nationalization and expropriation.

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

We focus our research and development activities on vaccines, an area in which we believe we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a vaccine. Vaccine candidates that initially appear promising often fail to yield successful products. In many cases, preclinical studies or clinical trials will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials often leads to increased investment, accelerating cumulative losses. Even if clinical trial results appear positive, regulatory approval may not be obtained if the FDA does not agree with our interpretation of the results, and we may face challenges when scaling-up the production process to commercial levels. Even after a product is approved and launched, general usage or post-marketing clinical trials may identify safety or other previously unknown problems with the product, which may result in regulatory approvals being suspended, limited to narrow the scope of the approval, or revoked, which may otherwise prevent successful commercialization. Intense competition in the vaccine industry could also limit the successful commercialization of any products for which we receive commercial approval.

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

Many seasonal influenza vaccines are currently approved and marketed. Competition in the sale of these seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious, particularly in older adults, and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, intended to be more efficacious than those currently marketed. Our nanoparticle seasonal influenza vaccine candidate may not prove to be more efficacious than current products or products under development by our competitors. Further, our third-party manufacturing arrangements may not provide enough savings of time or money to provide the required differentiation for commercial success.

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

We may not be able to attract qualified individuals for key positions on terms acceptable to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could hinder our ability to complete clinical trials successfully and otherwise develop marketable products.

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

From time to time, we may apply for contracts or grants from government agencies, academic institutions and non-profit organizations. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our technologies and vaccine candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible to receive certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, we may not be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or vaccine candidates.

If we are unable to partner with a third-party to advance the development of one or more of our vaccine candidates, we will need to raise money through additional debt or equity financings. To the extent that we raise additional capital by issuing equity securities, our stockholders will experience immediate dilution, which may be significant, especially when our stock price is at a lower level compared to market prices over recent years. There is also a risk that such equity issuances may cause an ownership change under the Internal Revenue Code of 1986, as amended, and similar state provisions, thus limiting our ability to use our net operating loss carryforwards and credits. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that may not be favorable to us, rights to some of our technologies or vaccine candidates that we would otherwise seek to develop or commercialize ourselves. In addition, economic conditions may also negatively affect the desire or ability of potential collaborators to enter into transactions with us. They may also have to delay or cancel research and development projects or reduce their overall budgets.

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

To effectively manage our current and future potential growth, we will need to continue to enhance our operational, financial and management processes and to effectively expand, train and manage our employee base. Supporting our growth initiatives will require significant expenditures and management resources, including investments in research and development, manufacturing through third-party manufacturers and other areas of our business. If we do not successfully manage our growth and do not successfully execute our growth initiatives, then our business and financial results may be adversely impacted, and we may incur asset impairment or restructuring charges.

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

Our vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Our development efforts and, if those are successful, commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

•	our recombinant nanoparticle vaccine technologies, any or all of the products based on such technologies or our proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory approvals or achieve commercial viability;
•	third-party manufacturer facilities will be unable or unwilling to scale-up manufacturing capabilities for our products in a cost-effective manner;
•	the products, if safe and effective, will be difficult to manufacture on a large-scale or uneconomical to market;
•	third-party manufacturing facilities will fail to continue to pass regulatory inspections;
•	proprietary rights of third-parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and
•	third-party competitors will gain greater market share due to superior products or marketing capabilities.

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

The steps generally required by the FDA before our proposed investigational products may be marketed in the U.S. include:

•	performance of preclinical (animal and laboratory) tests;
•	submission to the FDA of an IND, which must become effective before clinical trials may commence;
•	performance of adequate and well controlled clinical trials to establish the safety and efficacy of the investigational product in the intended target population;
•	performance of a consistent and reproducible manufacturing process at commercial scale capable of passing FDA inspection;
•	submission to the FDA of a BLA or a NDA; and
•	FDA approval of the BLA or NDA before any commercial sale or shipment of the product.

These processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our vaccine candidates to the satisfaction of regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of our control. Safety concerns may emerge that could lengthen the ongoing clinical trials or require additional clinical trials to be conducted. Promising results in early clinical trials may not be replicated in subsequent clinical trials. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical trials. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved products may not be approved, which could limit our revenue. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our vaccine candidates, the FDA and foreign regulatory authorities ultimately may not grant approval for commercial sale in any jurisdiction, or may impose regulatory requirements that make further pursuit of approval uneconomical in one or more jurisdictions. If our vaccine candidates are not approved, our ability to generate revenue will be limited and our business will be adversely affected.

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

Manufacturing our vaccine candidates involves a complicated process with which we have limited experience. We are dependent on third-party organizations to conduct all of our vaccine manufacturing activities. If third-party manufacturing organizations are unable to manufacture our vaccine candidates in clinical quantities or, when necessary, in commercial quantities and at sufficient yields, then we will need to identify and reach supply arrangements with additional third-parties. Third-party manufacturers must also receive FDA approval before they can produce clinical material or commercial products. Our vaccines may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third-parties give other products higher priority. We may not be able to enter into any necessary additional third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays.

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

Our reliance on third-party manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our bulk vaccines on a commercial-scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our vaccine. A third-party manufacturer may also encounter difficulties in production. These problems may include:

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

We are dependent on third-party organizations to conduct some of our laboratory testing and clinical trials and all of our vaccine manufacturing activities. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. We may lose some control over these activities and become too dependent upon these parties. These third-parties may not complete testing or manufacturing activities on schedule, within budget or when we request. We may not be able to secure and maintain suitable third-parties to conduct our laboratory testing, clinical trials and manufacturing activities.

We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the clinical trial participants are adequately protected. The FDA and foreign regulatory agencies also require us to comply with good manufacturing practices. Our reliance on third-parties does not relieve us of these responsibilities and requirements. These third-parties may not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines. Furthermore, if our third-party manufacturer is producing materials or products for themselves or other companies, our third-party manufacturer may be exposed to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of the third-party manufacturer’s facility, which could impact its ability to produce our materials and products. Any of our third-party service providers may need to be replaced or the quality or accuracy of the data they obtain may be compromised or the product they manufacture may be contaminated due to the failure to adhere to our clinical and manufacturing protocols, regulatory requirements or for other reasons. In any such event, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval of, or commercially manufacture, our vaccine candidates.

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

Even if we receive regulatory approvals for the commercial sale of our vaccine candidates, the commercial success of these vaccine candidates will depend on, among other things, their acceptance by physicians, patients and third-party payers, such as health insurance companies and other members of the medical community, as a vaccine and cost-effective alternative to competing products. If our vaccine candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

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

There are significant challenges associated with marketing seasonal influenza vaccines. For a seasonal vaccine to be accepted in the market, it must demonstrate differentiation from other seasonal vaccines that are currently approved and marketed. This can mean that the vaccine is more effective in certain populations, such as in older adults, or cheaper and quicker to produce. There are no assurances that our influenza vaccine can be differentiated from other influenza vaccines.

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

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, loss of any potential marketing advantage of being early to market and increased clinical trial costs. The speed with which we begin and complete our preclinical studies necessary to begin clinical trials, clinical trials and our applications for marketing approval will depend on several factors, including the following:

•	our ability to manufacture or obtain sufficient quantities of materials for use in necessary preclinical studies and clinical trials;
•	regulatory agency review and approval of proposed clinical trial protocols;
•	approval of clinical trials protocols and informed consent forms by institutional review boards responsible for overseeing the ethical conduct of the trial;
•	the rate of participant enrollment and retention, which is a function of many factors, including the size of the participant population, the proximity of participants to clinical sites, the eligibility criteria for the clinical trial and the nature of the protocol;
•	unfavorable test results or side effects experienced by clinical trial participants;
•	analysis of data obtained from preclinical and clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit, result in the suspension or termination of, or prevent further conduct of clinical studies or regulatory approval;
•	the availability of skilled and experienced staff to conduct and monitor clinical trials and to prepare the appropriate regulatory applications; and
•	changes in the policies of regulatory authorities for drug or vaccine approval during the period of product development.

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

We intend to have our vaccine candidates marketed outside the U.S. In furtherance of this objective, we have entered into relationships with Cadila in India. In order to market our products in the European Union, United Kingdom, India, Asia and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by a regulatory agency, such as the FDA, does not ensure approval by any other regulatory agencies, for example in other foreign countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

Even if regulatory approval is received for our vaccine candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

Even after a product gains regulatory approval, the product and the manufacturer of the product will be subject to continuing regulatory review, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. Failure to comply with any post-approval requirements can, among other things, result in warning letters, product seizures, recalls, substantial fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any such enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenue and thus adversely affect our ability to continue our business.

We also may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered. We cannot provide assurance that newly discovered or developed safety issues will not arise following regulatory approval. With the use of any vaccine by a wide patient population, serious adverse events may occur from time to time that did not arise in the clinical trials of the product or that initially appeared to be unrelated to the vaccine itself and only with the collection of subsequent information were found to be causally related to the product. Any such safety issues could cause us to suspend or cease marketing of our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenue and our financial condition.

Fast Track Designation by the FDA or other regulatory acceleration options may not actually lead to a faster development or regulatory review or approval process and does not assure approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA Fast Track Designation. However, Fast Track Designation does not ensure that the drug sponsor will receive marketing approval or that approval will be granted within any particular timeframe. In January 2020, we announced that the FDA had granted Fast Track Designation for NanoFlu, our recombinant quadrivalent seasonal influenza vaccine candidate. We may also seek Fast Track Designation for more of our other vaccine candidates. If we do seek Fast Track Designation for our other vaccine candidates, we may not receive it, and even if we receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

Obtaining a Fast Track Designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted such designation for NanoFlu, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that NanoFlu will receive marketing approval in the U.S.

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

Our facilities in Maryland are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, microorganisms and various hazardous compounds used in connection with our research and development activities. In the U.S., these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Similar national and local regulations govern our facility in Sweden. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third-parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

Our ability to collect revenue from the commercial sale of our vaccines may depend on our ability, and that of any current or potential future collaboration partners or customers, to obtain adequate levels of approval, coverage and reimbursement for such products from third-party payers such as:

•	government health administration authorities such as the Advisory Committee for Immunization Practices of the Centers for Disease Control and Prevention;
•	private health insurers;
•	managed care organizations;
•	pharmacy benefit management companies; and
•	other healthcare related organizations.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell vaccines and could adversely affect the prices that we receive for our vaccine candidates, if approved. Some of these proposed and implemented reforms could result in reduced pharmaceutical pricing or reimbursement rates for medical products, and while we have no current vaccines available for commercial sale, the impact of such reform could nevertheless adversely affect our business strategy, operations and financial results. For example, the Healthcare Reform Act contained several cost containment measures that could adversely affect our future revenue, including, for example, increased drug rebates under Medicaid for brand name prescription drugs, extension of Medicaid rebates to Medicaid managed care organizations, and extension of so-called 340B discounted pricing on pharmaceuticals sold to certain healthcare providers. Additional provisions of the healthcare reform laws that may negatively affect our future revenue and prospects for profitability include the assessment of an annual fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, as well as mandatory discounts on drugs (including vaccines) sold to certain Medicare Part D beneficiaries in the coverage gap (the so-called “donut hole”). Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. In addition, we face uncertainties because there are ongoing federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Healthcare Reform Act. For example, in 2017, the President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. The Act was also enacted at the end of 2017 and includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the mandatory discounts on pharmaceuticals sold to certain Medicare Part D beneficiaries in the coverage gap starting in 2019. The pharmaceutical industry has also been the subject of significant publicity in recent years regarding the pricing of pharmaceutical products, including publicity and pressure resulting from prices charged by pharmaceutical companies for new products as well as price increases by pharmaceutical companies on older products that some people have deemed excessive. As a result, pharmaceutical product prices have been the focus of increased scrutiny by the U.S. government, including certain state attorneys general, members of congress, presidential candidates and the United States Department of Justice. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 400 U.S. patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office (“USPTO”) or enforced by the federal courts. Therefore, we do not know whether any particular patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

Our research, development and commercialization activities, including any vaccine candidates resulting from these activities, may be found to infringe patents owned by third-parties and to which we do not hold licenses or other rights. There may be rights we are not aware of, including applications that have been filed, but not published that, when issued, could be asserted against us. These third-parties could bring claims against us, and that may cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or biologic drug candidate that is the subject of the suit.

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

Competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file suit to counter infringement for unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at the risk of not issuing.

Even if we are successful, litigation may result in substantial costs and distraction to our management. Even with a broad portfolio, we may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

The scope, validity, and ownership of our patent claims may be challenged in various venues and, if we do not prevail, our ability to exclude competitors may be harmed, potentially reducing our ability to succeed commercially.

We may be subject to a variety of challenges from third-parties that relate to the scope of the claims or to their validity. Such challenges can be mounted in post-grant review, ex parte re-examination, and inter partes review proceedings before the USPTO, or similar adversarial proceedings in other jurisdictions. If we are unsuccessful in any such challenge, the scope of our claims could be narrowed or could be invalidated. Any such outcome could impair our ability to exclude competitors from the market in those countries, potentially impacting our commercial success.

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

We have in the past, and we expect in the future to license intellectual property from third-parties and that these licenses will be material to our business. We will not own the patents or patent applications that underlie these licenses, and we may not control either the prosecution or the enforcement of the patents. Under such circumstances, we may be forced to rely upon our licensors to properly prosecute and file those patent applications and prevent infringement of those patents.

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

In the United States, the patent term is 20 years from the earliest U.S. non-provisional filing date. Extensions of patent term may be available under certain circumstances. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, we may be able to extend the term of one patent that covers a marketed product under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Amendments”) and similar legislation in the European Union.

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

Holders of the Notes will have the right to require us to repurchase their Notes for cash upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot assure that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change repurchase price in cash with respect to any Notes surrendered by holders for repurchase upon a fundamental change. In addition, restrictions in our then existing credit facilities or other indebtedness, if any, may not allow us to repurchase the Notes upon a fundamental change. Our failure to repurchase the Notes upon a fundamental change when required would result in an event of default with respect to the Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

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

Our stock price has been highly volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2019 through December 31, 2019, the closing sale price of our common stock has been as low as $3.69 per share and as high as $46.80 per share.1 The market price of our common stock may be influenced by many factors, including:

•	future announcements about us or our collaborators or competitors, including the results of testing, technological innovations or new commercial products;
•	clinical trial results;
•	depletion of our cash reserves;
•	sale of equity securities or issuance of additional debt;
•	announcement by us of significant strategic partnerships, collaborations, joint ventures, capital commitments or acquisitions;
•	changes in government regulations;
•	impact of competitor successes and in particular development success of vaccine candidates that compete with our own vaccine candidates;
•	developments in our relationships with our collaboration partners;
•	announcements relating to health care reform and reimbursement levels for new vaccines and other matters affecting our business and results, regardless of accuracy;

1 Share prices reflect the May 10, 2019 1-for-20 Reverse Stock Split.

•	sales of substantial amounts of our stock by us or existing stockholders (including stock by insiders or 5% stockholders);
•	development, spread or new announcements related to pandemic diseases;
•	litigation;
•	public concern as to the safety of our products;
•	significant set-backs or concerns with the industry or the market as a whole;
•	regulatory inquiries, reviews and potential action, including from the FDA or the SEC;
•	recommendations by securities analysts or changes in earnings estimates; and
•	the other factors described in this Risk Factors section.

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

Provisions in our organizational documents could hamper a third-party’s attempt to acquire, or discourage a third-party from attempting to acquire control of, the Company. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Our organizational documents also could limit the price investors are willing to pay in the future for our securities and make it more difficult to change the composition of our Board in any one year. For example, our organizational documents provide for a staggered board with three classes of directors serving staggered three-year terms and advance notice requirements for stockholders to nominate directors and make proposals.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease two facilities in Gaithersburg, Maryland. Novavax AB leases a facility in Uppsala, Sweden. A summary of our current facilities is set forth below. Although we believe that our facilities are suitable and adequate for our present needs, the Company’s management continues to review and assess real property requirements that may be necessary to address our current business plan.

Property Location	Approximate Square Footage	Brief Property Description
21FF Gaithersburg, MD	53,000	Research and development facility and offices
22FF Gaithersburg, MD	40,000	Executive, administrative, clinical and regulatory offices
Uppsala, Sweden	24,000	Adjuvant manufacturing and research and development facility and offices
Total square footage	117,000

Item 3. LEGAL PROCEEDINGS

We currently have no material pending legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Global Select Market under the symbol “NVAX.” Our common stock was held by approximately 133 stockholders of record as of March 6, 2020, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under our Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this Annual Report on Form 10-K.

Performance Graph

The graph below compares the cumulative total stockholders return on our common stock for the last five fiscal years with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index (which includes Novavax) over the same period, assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index on December 31, 2014, and reinvestments of all dividends.

Value of $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	12/31/14	12/31/15	12/30/16	12/29/17	12/31/18	12/31/19
Novavax, Inc.	$100.00	$141.48	$21.25	$20.91	$31.03	$3.36
Nasdaq Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
RUSSELL 2000 Growth Biotechnology Index	$100.00	$111.17	$88.61	$141.64	$116.81	$170.48

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

The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2019, which have been derived from our audited consolidated financial statements. The information below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. These historical results are not necessarily indicative of results for future periods.

	Year Ended December 31,
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
	(in thousands, except per share amounts)
Statements of Operations Data(6):
Revenue	$18,662	$34,288	$31,176	$15,353	$36,250
Net loss	(132,694)	(184,748)	(183,769)	(279,966)	(156,937)
Basic and diluted net loss per share	(5.51)	(9.99)	(12.56)	(20.68)	(11.97)
Weighted average shares used in computing basic and diluted net loss per share	24,100	18,488	14,633	13,540	13,112

	As of December 31,
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents, marketable securities and restricted cash	$82,180	$103,939	$186,427	$270,383	$268,062
Total current assets	97,247	119,276	203,311	287,830	287,257
Working capital(7)	71,452	73,737	129,636	221,424	210,763
Total assets(8)	172,957	207,978	302,493	394,301	386,038
Long-term debt, less current portion(9)	320,611	319,187	317,763	316,339	37
Accumulated deficit	(1,431,801)	(1,299,107)	(1,114,359)	(929,996)	(650,030)
Total stockholders’ (deficit) equity	(186,017)	(167,935)	(101,732)	(5,546)	292,669

(1)	In 2019, we had sales of 13.0 million shares of common stock resulting in net proceeds of approximately $98 million.
(2)	In 2018, we had sales of 2.9 million shares of common stock resulting in net proceeds of approximately $100 million.
(3)	In 2017, we had sales of 2.5 million shares of common stock resulting in net proceeds of approximately $63 million.
(4)	In 2016, we issued $325 million aggregate principal amount of convertible senior unsecured notes resulting in net proceeds of approximately $315 million.
(5)	In 2015, we had sales of 1.5 million shares of common stock resulting in net proceeds of approximately $204 million.
(6)	All share and per share amounts have been retroactively restated for all periods presented to reflect the Reverse Stock Split (see Note 12 to the accompanying consolidated financial statements).
(7)	Working capital is computed as the excess of current assets over current liabilities.
(8)	In 2019, the Company adopted ASU 20160-02, Leases (Topic 842), in which the Company recorded right-of-use assets associated with its leases on the consolidated balance sheet (see Note 7 to the accompanying consolidated financial statements).
(9)	Includes non-current portion of capital leases in 2015.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in the discussion below and elsewhere in this Annual Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our March 2020 Sales Agreement (defined below); obligations under our Services Agreement (defined below) with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc.), a unit of Catalent Biologics (“Catalent”); potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of ResVax; the expected timing and content of regulatory actions; payments by the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and usage and the availability of financing generally; expected future cash savings and expense reductions associated with the Catalent transaction; plans regarding partnering activities, business development initiatives; the adoption of stock incentive plans and amendments thereto; and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate or materially different from actual results.

Because the risk factors discussed in this Annual Report and other risk factors of which we are not aware could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors that could cause results to differ in the cautionary statements included in this Annual Report, particularly those identified in Part I, Item 1A “Risk Factors” of this Annual Report. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

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

Overview

We are a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. Our vaccine candidates, including our lead candidates, NanoFlu™ and ResVax™, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our technology targets a variety of infectious diseases. We are also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, our wholly owned Swedish subsidiary. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Seasonal Influenza
•NanoFlu (Older Adults)(1)	Phase 3

Respiratory Syncytial Virus (“RSV”)
•ResVax(2) (Infants via Maternal Immunization)	Phase 3
•Older Adults(1)	Phase 2
•Pediatrics	Phase 1

Combination Seasonal Influenza/RSV(1)	Preclinical

Ebola Virus (“EBOV”)(1)	Phase 1

Coronavirus (“COVID-19”)(1)	Preclinical

(1) Includes Matrix-M adjuvant

(2) Supported by a grant of up to $89.1 million from BMGF

A summary and status of these vaccine programs follows:

Seasonal Influenza

NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as children under 18 years old and older adults, but also occurring in the general population. According to influenza vaccines forecasts by Datamonitor in 2013, the market for seasonal influenza vaccines is expected to grow from approximately $3.2 billion in the 2015-16 flu season to approximately $5.3 billion in the 2021-22 flu season (in the countries comprising the top seven markets). Recent flu seasons have shown an increase in the influenza disease burden. For the 2017-18 flu season, the Centers for Disease Control and Prevention estimates that influenza in the U.S. resulted in 48.8 million illnesses, 959,000 hospitalizations and 79,400 deaths, a dramatic increase across all categories compared to previous years.

In October 2019, we initiated a pivotal Phase 3 clinical trial of NanoFlu in older adults (65 years and older). This randomized, observer-blinded, active-controlled trial will evaluate the immunogenicity and safety of NanoFlu with its proprietary Matrix-M adjuvant, compared to a U.S.-licensed quadrivalent vaccine, Fluzone® Quadrivalent. The trial’s primary objective is to demonstrate non-inferior immunogenicity as measured by hemagglutination inhibition (“HAI”) titers of vaccine homologous influenza strains compared to a licensed seasonal vaccine, and to describe its safety profile. In October 2019, we completed enrollment of 2,652 healthy older adults across 19 clinical sites in the U.S. and we expect to report top-line clinical data by the end of the first quarter of 2020. Positive data will support a subsequent U.S. biologics license application (“BLA”) and licensure of NanoFlu using the U.S. Food and Drug Administration’s (“FDA”) accelerated approval pathway.

In January 2020, we announced that the FDA granted NanoFlu Fast Track designation, which is intended for products that treat serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The program is designed to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that approved products can reach the market expeditiously. Specifically, Fast Track designation facilitates meetings to discuss all aspects of development to support licensure and provides the opportunity to submit sections of a BLA on a rolling basis as data become available. This permits the FDA to review modules of the BLA as they are received instead of waiting for the entire BLA submission. In addition, priority review (six-month review versus standard 10-month review) is an additional benefit that may potentially be available for NanoFlu in the future.

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

Data from our Prepare trial, which was initiated in December 2015, was announced in February 2019. The Prepare trial was conducted to determine whether ResVax reduced incidence of medically significant RSV-positive LRTI in infants through a minimum of the first 90 days of life and up through the first six months of life. While these data did not meet the trial’s primary efficacy endpoint, it did demonstrate efficacy against a secondary objective by reducing RSV LRTI hospitalizations in treated infants. ResVax is thus the first RSV vaccine to show efficacy in a Phase 3 clinical trial, and in addition, showed important effects against a variety of pre-specified exploratory endpoints and post-hoc analyses. This included a ~60% reduction in RSV-related severe hypoxemia and a ~74% reduction in RSV-related, radiographically-confirmed pneumonia through day 90. As in previous clinical trials, ResVax also showed favorable safety and tolerability results. In light of the fact that the trial failed to meet the primary endpoints, the FDA and European Medicines Agency (“EMA”) recommended that we conduct an additional Phase 3 clinical trial to confirm efficacy. BMGF has supported the Prepare trial for ResVax through a grant of up to $89.1 million; BMGF continues to financially support our efforts to conduct certain follow-on analyses of the Phase 3 data. We are currently in discussions with multiple potential commercial partners about the opportunity to bring ResVax to market globally, including assisting us with the regulatory licensure pathways in the U.S., the European Union and other geographies.

RSV Older Adults Program

Older adults (60 years and older) are at increased risk for RSV disease due in part to immunosenescence, the age-related decline in the human immune system. RSV infection can also lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease, asthma and congestive heart failure. In the U.S. alone, a reported RSV incidence rate of 5.5% in older adults would account for approximately 2.5 million infections per year. We estimate that approximately 900,000 medical interventions are caused by RSV disease in this U.S. population each year. We followed up the 2016 Phase 3 clinical trial of our RSV F Vaccine, which failed to meet its pre-specified primary or secondary efficacy objectives, with a 2017 Phase 2 clinical trial in older adults, to assess safety and immunogenicity of one and two dose regimens of our RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant. Immunogenicity results from the 2017 trial indicate that both adjuvants increase the magnitude, duration and quality of the immune response versus the non-adjuvanted RSV F Vaccine. We continue to assess the development opportunities for our RSV F Vaccine in older adults.

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

Coronavirus

Coronaviruses (“CoV”), so named for their “crown-like” appearance, are a large family of viruses that spread from animals to humans and include diseases such as Middle East Respiratory Syndrome (“MERS”) and Severe Acute Respiratory Syndrome (“SARS”). Historically, we developed a vaccine candidate against MERS, a novel coronavirus first identified in 2012, as well as a vaccine candidate against SARS in 2005. In 2012, within weeks of obtaining the sequence of the circulating MERS strain, we successfully produced a vaccine candidate designed to provide protection. Our MERS candidate was based on the major surface spike protein, which we had previously identified as the antigen of choice in our work with our SARS vaccine candidate. In 2014, in collaboration with the University of Maryland, School of Medicine, we published results that showed our MERS and SARS vaccine candidates both blocked infection in laboratory studies.

Recently, a new strain of coronavirus (“COVID-19”) causing pneumonia-like symptoms has emerged in China, marking the beginning of a spread of the virus across the globe. Researchers have now confirmed that the virus can spread via human-to-human transmission. There are currently no licensed treatments proven to prevent COVID-19, although a range of vaccine candidates are under development. We have successfully produced a vaccine candidate designed to provide protection against COVID-19. Using our recombinant nanoparticle technology, we have generated antigen for our initial vaccine candidate derived from the coronavirus spike (S) protein. This vaccine candidate has been engineered from the genetic sequence of COVID-19 virus and binds efficiently with the same human receptors targeted by the virus, a critical aspect for effective vaccine protection. We intend to combine our proprietary Matrix-M adjuvant into our experimental vaccine candidate to potentially provide an additional immune response. We were recently awarded initial funding from the Coalition for Epidemic Preparedness Innovations (“CEPI”) to facilitate our development of a COVID-19 vaccine in preparation for potential future clinical trials. A subsequent CEPI award may be available to cover our program expenditures through Phase 1 clinical trial results.

CPLB Joint Venture

CPL Biologicals Private Limited (“CPLB”), our joint venture between Novavax and Cadila Pharmaceuticals Limited (“Cadila”), is actively developing a number of vaccine candidates in India. CPLB is owned 20% by Novavax and 80% by Cadila.

Reverse Stock Split

On May 8, 2019, following stockholders approval at a Special Meeting earlier that day, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a reverse stock split of our issued and outstanding common stock, par value $0.01, at a ratio of 1-for-20 (the “Reverse Stock Split”), effective as of May 10, 2019. We have retroactively restated all per share and share amounts, including stock options and restricted stock awards, in this Annual Report for all periods presented to reflect the Reverse Stock Split.

Catalent Transaction

In July 2019, we closed a transaction under an asset purchase agreement (the “Purchase Agreement”) with Catalent, pursuant to which we sold to Catalent certain assets related to our biomanufacturing and development activities located at the facilities situated at each of 20 Firstfield Road in Gaithersburg, MD 20878 and 9920 Belward Campus Drive in Rockville, MD 20850, for a purchase price of (i) $18.0 million, including $1.5 million to be held in escrow for one year following the closing of the transaction, plus (ii) an additional fee to purchase laboratory supplies of approximately $0.3 million, subject to certain adjustments. Pursuant to the transactions contemplated by the Purchase Agreement, approximately 100 Novavax manufacturing and quality employees transferred to Catalent, and we assigned two facility leases to Catalent. We also entered into other ancillary agreements upon the closing of the transaction, including a Non-Commercial GMP Manufacturing Services Agreement pursuant to which we are required to purchase $6.0 million in certain services from Catalent set forth therein, through July 31, 2020. The transaction was treated as an asset disposition for accounting purposes. As a result of the transactions contemplated by the Purchase Agreement and related attrition since March 1, 2019, we have reduced our headcount by more than 200 employees. In 2019, we recorded a gain on the disposition of such assets of $9.0 million.

HHS BARDA Contract Close Out

In December 2019, we amended our contract with the Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) to close out the contract we were awarded by HHS BARDA in 2011. Pursuant to the amendment, HHS BARDA agreed to pay us $7.5 million for the recovery of additional costs under the contract relating to the close out of indirect rates for the remaining fiscal years 2013 through 2016. As a result of the amendment, we recorded revenue of $7.5 million in the fourth quarter of 2019. Payment was received in the first quarter of 2020.

Sales of Common Stock

In March 2020, we entered into an At Market Issuance Sales Agreement (“March 2020 Sales Agreement”), which allows us to issue and sell up to $150 million in gross proceeds of our common stock. From March 2 through March 6, 2020, we sold 1.5 million shares of common stock under the March 2020 Sales Agreement resulting in $18.6 million in net proceeds, leaving $131.1 million remaining.

In January 2020, we entered into an At Market Issuance Sales Agreement (“January 2020 Sales Agreement”), which allowed us to issue and sell up to $100 million in gross proceeds of our common stock. During the first quarter of 2020, we sold 10.5 million shares of common stock under the January 2020 Sales Agreement resulting in $98.7 million in net proceeds. The January 2020 Sales Agreement was fully utilized at that time.

In December 2018, we entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allowed us to issue and sell up to $100 million in gross proceeds of our common stock. During 2019, we sold 10.5 million shares of common stock under the December 2018 Sales Agreement resulting in $59.5 million in net proceeds (this amount excludes $0.5 million received in the first quarter of 2020 for shares traded in late December 2019). In January 2020, we sold 7.2 million shares of common stock under the December 2018 Sales Agreement resulting in $38.5 million in net proceeds. The December 2018 Sales Agreement was fully utilized at that time.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for revenue and long-lived assets have a material impact on our consolidated financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Revenue

Our current revenue primarily consists of revenue under our Grant Agreement with BMGF. We are reimbursed for certain costs that support development activities, including our global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain WHO prequalification of ResVax. The Grant Agreement does not provide a direct economic benefit to BMGF. Rather, we entered into an agreement with BMGF to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low- and middle-income countries. Based on these circumstances, we do not consider BMGF to be a customer and concluded the Grant Agreement is outside the scope of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic” 606”). Payments received under the Grant Agreement are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

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

Impairments of Long-Lived Assets

We account for the impairment of long-lived assets (including property and equipment and finite-lived intangible and right-of-use assets) by performing an evaluation of the recoverability of the carrying value of long-lived asset (group) whenever events or changes in circumstances indicate that the carrying value of the asset (group) may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset (group) should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses and/or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. We consider historical performance and anticipated future results in our evaluation of potential impairment. Accordingly, when indicators of impairment are present, we evaluate the carrying value of these assets (group) in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these asset (groups). Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ (group’s) carrying value.

Recent Accounting Pronouncements

See “Note 3―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).

Results of Operations for Fiscal Years 2019 and 2018

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

For our discussion of the year ended December 31, 2018, compared to the year ended December 31, 2017, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our 2018 Form 10-K.

Revenue:

	2019	2018	Change 2018 to 2019
Revenue (in thousands):
Total revenue	$18,662	$34,288	($15,626)

Revenue for 2019 was $18.7 million as compared to $34.3 million for 2018, a decrease of $15.6 million, or 46%. Revenue for 2019 and 2018 was primarily comprised of services performed under the Grant Agreement, the closeout of our HHS BARDA contract and, to a much lesser extent, revenue from Novavax AB. Revenue decreased under the Grant Agreement by $22.3 million as a result of completing enrollment of the Prepare trial in the second quarter of 2018, partially offset by $7.5 million in revenue for the recovery of additional costs under the HHS BARDA contract relating to the close out of indirect rates for the remaining fiscal years 2013 through 2016.

We expect revenue in 2020 to be significantly lower than in 2019 as the Prepare trial and our HHS BARDA contract have both concluded.

Expenses:

	2019	2018	Change 2018 to 2019
Expenses (in thousands):
Research and development	$113,842	$173,797	$(59,955)
Gain on Catalent transaction	(9,016)	—	(9,016)
General and administrative	34,417	34,409	8
Total expenses	$139,243	$208,206	$(68,963)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $113.8 million for 2019 from $173.8 million for 2018, a decrease of $60.0 million, or 34%. This decrease was primarily due to decreased development activities, including lower clinical trial costs, of ResVax, and lower employee-related costs and other cost savings due to the Catalent transaction, partially offset by our Phase 3 clinical trial of NanoFlu. At December 31, 2019, we had 127 employees dedicated to our research and development programs versus 324 employees as of December 31, 2018. For 2020, we expect research and development expenses overall to decrease primarily due to the completion of activities related to the conclusion of the Prepare trial and lower employee-related and other costs resulting from the Catalent transaction, partially offset by our Phase 3 clinical trial and development activities of NanoFlu.

Expenses by Functional Area

We track our research and development expenses by the type of costs incurred in identifying, developing, manufacturing and testing vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. Historically, we did not account for internal research and development expenses by project, since our employees’ work time was spread across multiple programs and our internal manufacturing clean-room facility produced multiple vaccine candidates.

The following summarizes our research and development expenses by functional area for the years ended December 31, 2019 and 2018 (in millions).

	2019	2018
Manufacturing	$64.3	$79.7
Vaccine Discovery	6.6	6.4
Clinical and Regulatory	42.9	87.7
Total research and development expenses	$113.8	$173.8

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

Gain on Catalent Transaction

As a result of the Catalent transaction (see discussion above), we recorded a gain of $9.0 million in 2019.

General and Administrative Expenses

General and administrative expenses were flat at $34.4 million. At December 31, 2019, we had 41 employees dedicated to general and administrative functions versus 50 employees as of December 31, 2018. For 2020, we expect general and administrative expenses to continue to be flat year-over-year.

Other Income (Expense):

	2019	2018	Change 2018 to 2019
Other Income (Expense) (in thousands):
Investment income	$1,512	$2,674	$(1,162)
Interest expense	(13,612)	(13,612)	—
Other income (expense)	(13)	108	(121)
Total other income (expense), net	$(12,113)	$(10,830)	$(1,283)

We had total other expense, net of $12.1 million for 2019 compared to total other expense, net of $10.8 million for 2018, an increase of $1.3 million. Our investment income decreased in 2019 as compared to 2018 due to lower marketable securities balances.

Net Loss:

	2019	2018	Change 2018 to 2019
Net Loss (in thousands, except per share information):
Net loss	$(132,694)	$(184,748)	$52,054
Net loss per share	$(5.51)	$(9.99)	$4.48
Weighted average shares outstanding	24,100	18,488	5,612

Net loss for 2019 was $132.7 million, or $5.51 per share, as compared to $184.7 million, or $9.99 per share, for 2018, a decrease of $52.1 million. The decrease in net loss was primarily due to decreased development activities, including lower clinical trial costs of ResVax, and the $9.0 million gain recorded on the Catalent transaction, partially offset by decreased revenue under the Grant Agreement.

The increase in weighted average shares outstanding for 2019 and 2018 is primarily a result of sales of our common stock in 2019 and 2018.

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

As of December 31, 2018, we had $82.2 million in cash and cash equivalents, marketable securities and restricted cash as compared to $103.9 million as of December 31, 2018. These amounts consisted of $78.8 million in cash and cash equivalents and $3.4 million in restricted cash as of December 31, 2019 as compared to $70.2 million in cash and cash equivalents, $22.0 million in marketable securities and $11.8 million in restricted cash as of December 31, 2018.

The following table summarizes cash flows for 2019 and 2018:

	2019	2018	Change 2018 to 2019
Summary of Cash Flows (in thousands):
Net cash (used in) provided by:
Operating activities	$(136,623)	$(184,825)	$48,202
Investing activities	38,492	28,596	9,896
Financing activities	98,384	102,805	(4,421)
Effect on exchange rate on cash, cash equivalents and restricted cash..	(32)	(48)	16
Net increase (decrease) in cash, cash equivalents and restricted cash	221	(53,472)	53,693
Cash, cash equivalents and restricted cash at beginning of year	81,959	135,431	(53,472)
Cash, cash equivalents and restricted cash at end of year	$82,180	$81,959	$221

Net cash used in operating activities decreased to $136.6 million for 2019, as compared to $184.8 million for 2018. The decrease in cash usage is primarily due to decreased development activities, including lower clinical trial costs, of ResVax in 2019 as compared to 2018, $9.3 million of one-time payments made in 2018 that included our lease termination fee and a milestone payment to Wyeth Holdings LLC and reduced bonus payouts in the first quarter of 2019 as compared to the same period in 2018, partially offset by receipt of a $15 million payment under the Grant Agreement with BMGF in 2018.

During 2019 and 2018, our investing activities consisted primarily of purchases and maturities of marketable securities, $18.3 million in proceeds from the Catalent transaction in 2019. In 2020, we expect our capital expenditures to slightly increase due to development activities related to NanoFlu.

Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements and, to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In 2019, we received net proceeds of $97.4 million (this amount excludes $0.5 million received in the first quarter of 2020 for shares traded in late December 2019) from selling shares of common stock through our At Market Issuance Sales Agreements. During the first quarter of 2020, we received approximately $156 million in net proceeds from selling shares of common stock under our At Market Issuance Sales Agreements. In 2018, we completed a public offering of our common stock resulting in net proceeds of approximately $54 million and received net proceeds of $46.2 million from selling shares of common stock through our At Market Issuance Sales Agreements.

Based on our most recent cash flow forecast, we believe our current capital is sufficient to fund our operating plans for a minimum of twelve months from the date that this Annual Report was filed. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization.

Our ability to fund the Company’s operations is dependent upon management’s plans, which include raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. New financings may not be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If we are unable to obtain additional capital, we will assess the Company’s capital resources and may be required to delay, reduce the scope of or eliminate one or more of our research and development programs, and/or downsize our organization.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

Contractual Obligations:	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$17,649	$2,927	$6,054	$4,843	$3,825
Convertible notes payable	325,000	—	—	325,000	—
Total contractual obligations	$342,649	$2,927	$6,054	$329,843	$3,825

See Note 11 to the consolidated financial statements included in the Annual Report regarding our convertible notes payable, which will mature on February 1, 2023, and bear cash interest of 3.75%, payable February 1 and August 1 of each year.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of December 31, 2019, we had cash and cash equivalents of $78.8 million, $3.4 million in restricted cash and working capital of $71.5 million.

Our exposure to market risk is primarily confined to our investment portfolio. As of December 31, 2019, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.

Interest and dividend income is recorded when earned and included in investment income. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income. The specific identification method is used in computing realized gains and losses on the sale of our securities.

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ deficit of approximately $2.4 million at December 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management has determined that, as of December 31, 2019, our internal controls over financial reporting are effective based on those criteria.

Ernst & Young LLP has issued a report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15.(a)(1).

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2019, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders scheduled to be held in June 2020 (the “2020 Proxy Statement”). We expect to file the 2020 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2019.

Item 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information required by this item concerning executive compensation to be contained in the 2020 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information required by this item concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2020 Proxy Statement.

The following table provides our equity compensation plan information as of December 31, 2019. Under these plans, our common stock may be issued upon the exercise of stock options and purchases under our Employee Stock Purchase Plan (“ESPP”). See also the information regarding our stock options and ESPP in Note 13 to the consolidated financial statements included herewith.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	4,992,792	$39.32	520,054
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Includes our 2015 Stock Incentive Plan, 2005 Stock Incentive Plan and ESPP. The weighted-average exercise price in column (b) excludes restricted stock units, which are not subject to an exercise price.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information required by this item concerning certain related party transactions set forth in Note 16 to our consolidated financial statements included herewith. We incorporate herein by reference other information required by this item concerning certain other relationships and related transactions and director independence to be contained in the 2020 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information required by this item concerning principal accountant fees and services to be contained in the 2020 Proxy Statement.

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

Confidential information contained in exhibits marked with a caret (^) has been omitted because it (i) is not material and/or (ii) would be competitively harmful if publically disclosed.

All other exhibits listed have previously been filed with the SEC and are incorporated herein by reference.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.3	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

4.1	Specimen stock certificate for shares of common stock of the Registrant, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, filed on December 31, 2019 (File No. 333-235761))

4.2	Indenture (including form of Notes) with respect to Novavax, Inc.’s 3.75% Convertible Senior Notes due 2023, dated as of January 29, 2016, between Novavax, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

4.3*	Description of Registrant’s Securities

10.1††	Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.2††	Amendment to Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement filed on April 30, 2014 in connection with the Annual Meeting held on June 12, 2014 (File No. 000-26770))

10.3††	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.4††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.5††	Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on May 16, 2019 in connection with the Annual Meeting held on June 28, 2019 (File No. 000-26770))

10.6††	Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 16, 2019 in connection with the Annual Meeting held on June 28, 2019 (File No. 000-26770))

10.7††	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.8††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.9††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.10††	Form of Incentive Stock Option Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Performance- and Time-Based Vesting) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2016 (File No. 000-26770))

10.11††	Form of Restricted Stock Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.12††	Form of Restricted Stock Unit Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 18, 2019 (File No. 000-26770))

10.13††	Form of Stock Appreciation Right Award Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 7, 2019 (File No. 000-26770))

10.14††	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.15††	Employment Agreement between Novavax, Inc. and Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

10.16††	Employment Agreement between Novavax, Inc. and Gregory M. Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2010 (File No. 000-26770))

10.17††	Employment Agreement between Novavax, Inc. and John A. Herrmann dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.18††	Employment Agreement between Novavax, Inc. and John J. Trizzino dated March 3, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.19††	Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.20††	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 (File No. 000-26770))

10.21	Lease Agreement for space at 9920 Belward Campus Drive between GP Rock One, LLC and Novavax, Inc., dated as of May 7, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 000-26770))

10.22	First Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of May 30, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 000-26770))

10.23	Second Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Q, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated as of June 26, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 000-26770))

10.24	Third Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Drive, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated February 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.25	Fourth Amendment to Lease Agreement for space at 9920 Belward Campus Drive between BMR-9920 Belward Campus Drive, LLC (formerly GP Rock One, LLC) and Novavax, Inc., dated March 31, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.26	Fifth Amendment to Lease Agreement for space at 9920 Belward Campus Drive between ARE-MARYLAND NO. 46, LLC and Novavax, Inc., dated January 16, 2019 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 18, 2019 (File No. 000-26770))

10.27	Acknowledgment of Exercise of Second Extension Term Option and Second Extension Term Commencement Date for space at 9920 Belward Campus Drive between ARE-MARYLAND NO. 46, LLC and Novavax, Inc., dated April 26, 2019 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2019 (File No. 000-26770))

10.28	Lease Agreement for space at 20 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.29	Lease Agreement for space at 22 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.30	Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of February 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.31	First Amendment to Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.32	Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and Novavax, Inc., dated as of March 31, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.33	Deed of Lease for space at 1201 Clopper Road between IP9 1201 Clopper Road, LLC and Novavax, Inc., dated May 3, 2016 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.34	First Amendment to Deed of Lease for space at 1201 Clopper Road between IP9 1201 Clopper Road, LLC and Novavax, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017 (File No. 000-26770))

10.35**	Contract, effective as of February 24, 2011, between Novavax, Inc. and HHS/OS/ASPR/BARDA (Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended on March 31, 2011, filed on November 4, 2011 (File No. 000-26770))

10.36**	Contract Amendment/Modification No. 5 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated February 21, 2014 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 12, 2014 (File No. 000-26770))

10.37**	Contract Amendment/Modification No. 6 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated September 22, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 6, 2014 (File No. 000-26770))

10.38**	Contract Amendment/Modification No. 8 between Novavax, Inc. and HHS/OS/ASPR/BARDA, dated June 5, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.39**	Second Amended and Restated Joint Venture Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.40**	Second Amended and Restated Novavax Product License Agreement between Novavax, Inc. and CPL Biologicals Private Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.41**	Grant Agreement between Bill & Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.42**	Global Access Commitments Agreement between Bill & Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.43^	Asset Purchase Agreement between Novavax, Inc. and Paragon Bioservices, Inc., dated June 26, 2019 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 7, 2019 (File No. 000-26770))

10.44	Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.45	Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.46	Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.47	Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

21*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Operations for the three years in the period ended December 31, 2019, (iii) the Consolidated Statements of Comprehensive Loss for the three years in the period ended December 31, 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three years in the period ended December 31, 2019, (v) the Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2019, and (vi) the Notes to Consolidated Financial Statements.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Stanley C. Erck
Stanley C. Erck
President and Chief Executive Officer

Date: March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stanley C. Erck	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020
Stanley C. Erck

/s/ John J. Trizzino	Senior Vice President, Chief Business Officer, Chief Financial Officer and Treasurer	March 11, 2020
John J. Trizzino	(Principal Financial and Principal Accounting Officer)

/s/ James F. Young	Chairman of the Board of Directors	March 11, 2020
James F. Young

/s/ Richard H. Douglas	Director	March 11, 2020
Richard H. Douglas

/s/ Gary C. Evans	Director	March 11, 2020
Gary C. Evans

/s/ Rachel K. King	Director	March 11, 2020
Rachel K. King

/s/ Michael A. McManus	Director	March 11, 2020
Michael A. McManus

/s/ Rajiv I. Modi	Director	March 11, 2020
Rajiv I. Modi

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Novavax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novavax, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2020 expressed an unqualified opinion thereon.

Adoption of ASU 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Tysons, Virginia

March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Novavax, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Novavax, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Novavax, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 11, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

March 11, 2020

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$78,823	$70,154
Marketable securities	—	21,980
Restricted cash	2,947	10,847
Accounts receivable	7,500	—
Prepaid expenses and other current assets	7,977	16,295
Total current assets	97,247	119,276
Restricted cash	410	958
Property and equipment, net	11,445	28,426
Intangible assets, net	5,581	6,541
Goodwill	51,154	51,967
Other non-current assets	7,120	810
Total assets	$172,957	$207,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,910	$9,301
Accrued expenses	14,867	19,550
Accrued interest	5,078	5,078
Deferred revenue	1,678	10,010
Other current liabilities	1,262	1,600
Total current liabilities	25,795	45,539
Deferred revenue	2,500	2,500
Convertible notes payable	320,611	319,187
Other non-current liabilities	10,068	8,687
Total liabilities	358,974	375,913

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at December 31, 2019 and 2018; and 32,399,352 shares issued and 32,352,416 shares outstanding at December 31, 2019 and 19,245,302 shares issued and 19,222,410 shares outstanding at December 31, 2018	324	192
Additional paid-in capital	1,260,551	1,144,621
Accumulated deficit	(1,431,801)	(1,299,107)
Treasury stock, 46,936 shares, cost basis at December 31, 2019 and 22,892 shares, cost basis at December 31, 2018	(2,583)	(2,450)
Accumulated other comprehensive loss	(12,508)	(11,191)
Total stockholders’ deficit	(186,017)	(167,935)
Total liabilities and stockholders’ deficit	$172,957	$207,978

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share information)
Revenue:
Government contract	$7,500	$—	$—
Grant and other	11,162	34,288	31,176
Total revenue	18,662	34,288	31,176

Expenses:
Research and development	113,842	173,797	168,435
Gain on Catalent transaction	(9,016)	—	—
General and administrative	34,417	34,409	34,451
Total expenses	139,243	208,206	202,886
Loss from operations	(120,581)	(173,918)	(171,710)
Other income (expense):
Investment income	1,512	2,674	1,946
Interest expense	(13,612)	(13,612)	(14,072)
Other income (expense)	(13)	108	67
Net loss	$(132,694)	$(184,748)	$(183,769)

Basic and diluted net loss per share	$(5.51)	$(9.99)	$(12.56)

Basic and diluted weighted average number of common shares outstanding	24,100	18,488	14,633

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(132,694)	$(184,748)	$(183,769)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities available-for-sale	5	12	(50)
Foreign currency translation adjustment	(1,322)	(2,586)	3,247
Other comprehensive income (loss)	(1,317)	(2,574)	3,197
Comprehensive loss	$(134,011)	$(187,322)	$(180,572)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2019, 2018 and 2017

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income(Loss)	Deficit
	(in thousands, except share information)
Balance at December 31, 2016	13,585,070	$136	$938,578	$(929,996)	$(2,450)	$(11,814)	$(5,546)
Cumulative effect of adoption of ASU 2016-09	—	—	594	(594)	—	—	—
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	19,809	—	—	—	19,809
Exercise of stock options/Purchases under ESPP	54,676	1	1,151	—	—	—	1,152
Issuance of common stock, net of issuance costs of $1,065	2,544,495	25	63,400	—	—	—	63,425
Unrealized loss on marketable securities	—	—	—	—	—	(50)	(50)
Foreign currency translation adjustment	—	—	—	—	—	3,247	3,247
Net loss	—	—	—	(183,769)	—	—	(183,769)
Balance at December 31, 2017	16,184,241	162	1,023,532	(1,114,359)	(2,450)	(8,617)	(101,732)
Non-cash compensation cost for stock options, ESPP and restricted stock	—	—	18,314	—	—	—	18,314
Exercise of stock options/Purchases under ESPP	120,561	1	2,744	—	—	—	2,745
Restricted stock cancelled	(938)	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $4,265	2,941,438	29	100,031	—	—	—	100,060
Unrealized gain on marketable securities	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	(2,586)	(2,586)
Net loss	—	—	—	(184,748)	—	—	(184,748)
Balance at December 31, 2018	19,245,302	192	1,144,621	(1,299,107)	(2,450)	(11,191)	(167,935)
Non-cash compensation cost for stock options, RSUs, SARs and ESPP	—	—	17,048	—	—	—	17,048
Exercise of stock options/Vesting of RSUs/Purchases under ESPP	173,873	2	1,122	—	(132)	—	992
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of $1,655	12,980,177	130	97,760	—	—	—	97,890
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(1,322)	(1,322)
Net loss	—	—	—	(132,694)	—	—	(132,694)
Balance at December 31, 2019	32,399,352	$324	$1,260,551	$(1,431,801)	$(2,583)	$(12,508)	$(186,017)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018		2017
	(in thousands)
Operating Activities:
Net loss	$(132,694)		$(184,748)		$(183,769)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	5,676		8,159		9,817
Loss (Gain) on disposal of property and equipment	88		(55)		269
Gain on Catalent transaction	(9,016)		―		―
Non-cash impact of lease termination	―		(4,381)		―
Amortization of debt issuance costs	1,424		1,424		1,424
Lease incentives received	―		―		1,933
Non-cash stock-based compensation	17,048		18,314		19,809
Other	4,869		(2,396)		2,715
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,202)		1,212		2,590
Accounts payable and accrued expenses	(11,485)		(6,744)		5,192
Deferred revenue	(8,331)		(15,610)		(4,456)
Net cash used in operating activities	(136,623)		(184,825)		(144,476)
Investing Activities:
Capital expenditures	(1,857)		(1,372)		(4,189)
Proceeds from Catalent transaction	18,333		―		―
Purchases of marketable securities	(17,484)		(120,150)		(218,045)
Proceeds from maturities of marketable securities	39,500		150,118		258,202
Net cash provided by investing activities	38,492		28,596		35,968
Financing Activities:
Principal payments of capital leases	―		―		(37)
Net proceeds from sales of common stock	97,392		100,060		63,425
Proceeds from the exercise of stock options and employee stock purchases	992		2,745		1,152
Net cash provided by financing activities	98,384		102,805		64,540
Effect of exchange rate on cash, cash equivalents and restricted cash	(32)		(48)		142
Net increase (decrease) in cash, cash equivalents and restricted cash	221		(53,472)		(43,826)
Cash, cash equivalents and restricted cash at beginning of year	81,959		135,431		179,257
Cash, cash equivalents and restricted cash at end of year	$82,180		$81,959		$135,431
Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at year-end	$497	$	―	$	―
Capital expenditures included in accounts payable and accrued expenses	$49		$519		$15
Supplemental disclosure of cash flow information:
Cash interest payments	$12,188		$12,188		$12,188

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

Note 2 – Liquidity

Based on the Company’s most recent cash flow forecast, the Company believes its current capital, which includes approximately $156 million in net proceeds from sales of common stock under the At Market Issuance Sales Agreements during the first quarter of 2020, is sufficient to fund its operating plans for a minimum of twelve months from the date that this Annual Report was filed. Additional capital may be required in the future to develop its vaccine candidates through clinical development, manufacturing and commercialization.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at December 31 (in thousands):

	2019	2018
Cash	$15,863	$6,750
Money market funds	42,960	39,168
Asset-backed securities	20,000	15,000
Corporate debt securities	—	9,236
Cash and cash equivalents	$78,823	$70,154

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

The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the consolidated balance sheets, and unrealized gains and losses on marketable securities are reported as a separate component of stockholders’ deficit until realized. Marketable securities are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities, including whether the Company will be required to sell a security prior to recovery of its amortized cost basis, the investment issuer’s financial condition and business outlook to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded as other income (expense) in the consolidated statements of operations.

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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement (as defined in Note 8) with the Bill & Melinda Gates Foundation (“BMGF”) under which the Company was awarded a grant of up to $89.1 million, escrow funds received in connection with the Catalent transaction (see Note 9) and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. At December 31, 2019 and 2018, the restricted cash balances (both current and non-current) consist of payments received under the Grant Agreement of $1.4 million and $10.8 million, respectively, $1.5 million held in escrow received in connection with the Catalent transaction at December 31, 2019 and security deposits of $0.4 million and $1.0 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows at December 31 (in thousands):

	2019	2018
Cash and cash equivalents	$78,823	$70,154
Restricted cash current	2,947	10,847
Restricted cash non-current	410	958
Cash, cash equivalents and restricted cash	$82,180	$81,959

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

Leases

The Company adopted the new leasing standard, Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2019 under the optional transition method (see Note 3 under the caption “Recent Accounting Pronouncements”). Under the new standard, the Company determines if an arrangement is a lease or contains a lease at the inception of the contract. For all leases, the Company determines the classification as either operating or financing.

Lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent the right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of the fixed future payments over the lease term. The Company calculates the present value of future payments using the discount rate implicit in the lease, if available, or the Company’s incremental borrowing rate.

For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is recognized as incurred. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset.

Other Intangible Assets

The Company’s intangible assets include proprietary adjuvant technology and collaboration agreements, which were measured at the estimated fair values as of their acquisition dates. Amortization expense for intangible assets is recorded on a straight-line basis over the expected useful lives of the assets, ranging for seven to 20 years.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and finite-lived intangible and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment. The Company calculates the estimated fair value of a long-lived asset (group) using the income approach. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ (group’s) carrying value.

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

At December 31, 2019 and 2018, the Company used the market approach to determine if the Company had an impairment of its goodwill. The fair value of the Company’s single reporting unit was substantially higher than its carrying value, resulting in no impairment to goodwill at December 31, 2019 and 2018.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”), and subsequently issued amendments to ASU 2014-09, to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new revenue standard became effective for the Company on January 1, 2018 and was adopted using the modified retrospective method. The adoption of the new revenue standard as of January 1, 2018 did not materially change the Company’s timing of revenue recognition as the majority of its revenue continues to be recognized under its Grant Agreement with BMGF (see discussion below). Since the Company did not identify any accounting changes that impact its revenue recognition timing, no adjustment to accumulated deficit was required upon adoption.

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

The Company’s current revenue primarily consists of revenue under its Grant Agreement with BMGF (see Note 8). The Company is reimbursed for certain costs that support development activities, including the Company’s global Phase 3 clinical trial in pregnant women in their third trimester, product licensing efforts and efforts to obtain World Health Organization (“WHO”) prequalification of its RSV F Vaccine for infants via maternal immunization (“ResVax™”). The Company’s Grant Agreement does not provide a direct economic benefit to BMGF. Rather, the Company entered into an agreement with BMGF to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low- and middle-income countries. Based on these circumstances, the Company does not consider BMGF to be a customer and concluded the Grant Agreement is outside the scope of Topic 606. Payments received under the Grant Agreement are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

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

As discussed in Note 8, the Company recorded revenue of $7.5 million as a result of the amendment the Company entered into with The Department of Health and Human Services, Biomedical Advanced Research and Development Authority (“HHS BARDA”) in the fourth quarter of 2019 to close out the HHS BARDA contract.

Stock-Based Compensation

The Company accounts for stock-based compensation related to grants of stock options, stock appreciation rights, restricted stock awards and purchases under the Company’s Employee Stock Purchase Plan, as amended and restated (the “ESPP”) at fair value. The Company recognizes compensation expense related to such awards on a straight-line basis over the requisite service period (generally the vesting period) of the equity awards, which typically occurs ratably over periods ranging from six months to four years.

The expected term of stock options and stock appreciation rights granted is based on the Company’s historical option exercise experience and post-vesting forfeiture experience using the historical expected term from the vesting date, whereas the expected term for purchases under the ESPP is based on the purchase periods included in the offering. The expected volatility is determined using historical volatilities based on stock prices over a look-back period corresponding to the expected term. The risk-free interest rate is determined using the yield available for zero-coupon U.S. Government issues with a remaining term equal to the expected term. The Company has never paid a dividend, and as such, the dividend yield is zero, and the Company does not intend to pay dividends in the foreseeable future.

Restricted stock awards are recorded as compensation expense over the expected vesting period based on the fair value at the award date using the straight-line method of amortization.

See Note 13 for a further discussion on stock-based compensation.

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations (“CROs”), and other expenses associated with the Company’s process development, manufacturing, clinical, regulatory and quality assurance activities for its clinical development programs. In addition, related indirect costs such as fringe benefits and overhead expenses are also included in research and development expenses. Research and development activities are expensed as incurred.

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

Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2019 and 2018, the Company had no accruals for interest or penalties related to income tax matters.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At December 31, 2019, 2018 and 2017, the Company had outstanding stock options and unvested restricted stock awards totaling 4,992,792, 2,975,481 and 2,325,670 underlying shares of the Company’s common stock, respectively. At December 31, 2019 and 2018, the Company’s Notes (as defined in Note 11) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Foreign Currency

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $12.5 million and $11.2 million at December 31, 2019 and 2018, respectively.

Segment Information

The Company manages its business as one operating segment: the development of recombinant vaccines. The Company does not operate separate lines of business with respect to its vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC Topic 280, Segment Reporting.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), subsequently amended in 2018 by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, “Topic 842”), that increases transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In connection with the adoption of Topic 842, the Company conducted reviews of its facility and equipment operating leases and assessed contracts that may contain a right-of-use asset or embedded leasing arrangement.

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

The Company recorded approximately $12 million in total right-of-use assets, net of the deferred rent liability, and approximately $22 million in total lease liabilities on its consolidated balance sheet as of January 1, 2019. Adoption of the standard did not materially impact its consolidated statements of cash flows or results of operations. Subsequent to its adoption and as a result of the Catalent transaction (see Note 9), the Company wrote-off right-of-use assets of $8.2 million and the associated lease liabilities of $12.7 million.

Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from the goodwill carrying amount. The standard will be effective January 1, 2020 for the Company and will be applied prospectively from the date of adoption. The adoption of ASU 2017-04 will not have a material impact on the historical consolidated financial statements.

Note 4 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at December 31, 2019					Fair Value at December 31, 2018
Assets	Level 1	Level 2		Level 3		Level 1		Level 2		Level 3
Money market funds(1)	$42,960	$	―	$	―	$39,168	$	―	$	―
Asset-backed securities(2)	―		20,000		―	―		19,997		―

Corporate debt securities(3)		―	―		―		―	26,219		―
Total cash equivalents and marketable securities		$42,960	$20,000	$	―		$39,168	$46,216	$	―
Liabilities
Convertible notes payable	$	―	$125,811	$	―	$	―	$197,935	$	―

(1)	Classified as cash and cash equivalents as of December 31, 2019 and 2018, respectively (see Note 3).

(2)	Includes $20,000 and $15,000 classified as cash and cash equivalents as of December 31, 2019 and 2018, respectively, on the consolidated balance sheets.

(3)	Includes $9,236 classified as cash and cash equivalents as of December 31, 2018 on the consolidated balance sheets.

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor’s valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Pricing of the Company’s Notes (as defined in Note 11) has been estimated using other observable inputs, including the price of the Company’s common stock, implied volatility, interest rates and credit spreads among others.

During the years ended December 31, 2019 and 2018, the Company did not have any transfers between Levels.

The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 5 – Marketable Securities

Marketable securities classified as available-for-sale as of December 31, 2019 and 2018 were comprised of (in thousands):

	December 31, 2019								December 31, 2018
	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value		Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Asset- backed securities	$	―	$	―	$	―	$	―	$4,999	$		$(2)	$4,997
Corporate debt securities		―		―		―		―	16,986		―	(3)	16,983
Total	$	―	$	―	$	―	$	―	$21,985	$	―	$(5)	$21,980

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$51,967	$53,563
Currency translation adjustments	(813)	(1,596)
Ending balance	$51,154	$51,967

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$7,985	$(2,562)	$5,423	$8,357	$(2,263)	$6,094
Collaboration agreements	3,606	(3,448)	158	3,773	(3,326)	447
Total identifiable intangible assets	$11,591	$(6,010)	$5,581	$12,130	$(5,589)	$6,541

Amortization expense for the years ended December 2019, 2018 and 2017 was $0.7 million, $0.7 million and $2.2 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

Year	Amount
2020	$557
2021	399
2022	399
2023	399
2024	399

Note 7 – Leases

The Company has operating leases for its research and development and manufacturing facilities, corporate headquarters and offices and certain equipment. At December 31, 2019, the facility leases have expirations that range from approximately 4 year to 7 years, some of which include options to extend the leases or terminate the leases early. Options to extend the leases or terminate the leases early are only included in the lease term when it is reasonably certain that the option will be exercised. The facility leases contain provisions for future rent increases, and obligate the Company to pay building operating costs. Upon closing of the Catalent transaction in July 2019, the Company assigned two of its manufacturing facility leases to Catalent (see Note 9). As a result, the Company wrote-off the corresponding right-of-use (“ROU”) assets of $8.2 million and the associated lease liabilities of $12.7 million.

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows (in thousands, except weighted-average remaining lease term and discount rate):

Lease Assets and Liabilities	Classification	Amount
Assets:
Operating lease ROU assets	Other non-current assets	$6,454

Liabilities:
Current operating lease liabilities	Other current liabilities	$1,262
Non-current operating lease liabilities	Other non-current liabilities	10,004
Total operating lease liabilities		$11,266

Weighted-average remaining lease term (years)		5.99
Weighted-average discount rate		15.58%

Lease expense for the operating and short-term leases for the year ended December 31 was as follows (in thousands):

2019
Operating lease expense	$3,952
Short-term lease expense	434
Total lease expense	$4,386

Total facility rent expense was approximately $5.0 million and $8.4 million for the years ended December 31, 2018 and 2017, respectively.

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of operating lease liabilities	$5,060
ROU assets obtained in exchange for operating lease obligations	16,534

As of December 31, 2019, maturities of lease liabilities were as follows (in thousands):

Year	Amount
2020	$2,927
2021	2,993
2022	3,061
2023	2,921
2024	1,922
Thereafter	3,825
Total operating lease payments	17,649
Less: imputed interest	(6,383)
Total operating lease liabilities	$11,266

Note 8 – Grants, U.S. Government Contract and Joint Venture

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

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until expenditures contemplated in the Grant Agreement are incurred. In 2019, the Company recognized revenue from the Grant of $8.4 million, and has recognized approximately $81 million in revenue since the inception of the agreement. At December 31, 2019, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet represent its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

Coalition for Epidemic Preparedness Innovations Award

In March 2020, the Company was awarded initial funding of $4 million from the Coalition for Epidemic Preparedness Innovations (“CEPI”) to facilitate its development of a new strain of the coronavirus vaccine (“COVID-19”) in preparation for potential future clinical trials. A subsequent CEPI award may be available to cover the Company’s program expenditures through Phase 1 clinical trial results.

HHS BARDA Contract for Recombinant Influenza Vaccines

HHS BARDA awarded the Company a contract in 2011 for the development of both the Company’s quadrivalent seasonal and pandemic influenza virus-like particle (“VLP”) vaccine candidates. The HHS BARDA contract was a cost-plus-fixed-fee contract, under which the Company was reimbursed for allowable direct and indirect contract costs and a fixed-fee. The HHS BARDA contract expired in accordance with its terms in September 2016. Billings under the contract were provisional, subject to adjustment after audit by the government, and were based on approved provisional indirect billing rates, including fringe benefits, overhead and general and administrative expenses. These indirect rates were subject to audit by HHS BARDA on an annual basis.

In December 2019, the Company amended its contract with HHS BARDA to close out the contract. Pursuant to the amendment, HHS BARDA agreed to pay the Company $7.5 million for the recovery of additional costs under the contract relating to the close out of indirect rates for the remaining fiscal years 2013 through 2016. As a result of the amendment, the Company recorded revenue of $7.5 million in the fourth quarter of 2019. Payment was received in the first quarter of 2020.

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

Note 9 – Catalent Transaction

In June 2019, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc.), a unit of Catalent Biologics (“Catalent”), pursuant to which the Company agreed to sell to Catalent certain assets related to its biomanufacturing and development activities located at the facilities situated at each of 20 Firstfield Road in Gaithersburg, MD 20878 and 9920 Belward Campus Drive in Rockville, MD 20850, for a purchase price of (i) $18.0 million, including $1.5 million to be held in escrow for one year following the closing of the transaction, plus (ii) an additional fee to purchase laboratory supplies of $0.3 million, subject to certain adjustments. The transaction closed in July 2019. Pursuant to the transactions contemplated by the Purchase Agreement, approximately 100 Novavax manufacturing and quality employees transferred to Catalent, and the Company assigned two facility leases to Catalent. The Company also entered into other ancillary agreements upon the closing of the transaction, including a Non-Commercial GMP Manufacturing Services Agreement pursuant to which the Company is required to purchase $6.0 million in certain services from Catalent set forth therein, through July 31, 2020. The transaction was treated as an asset disposition for accounting purposes. In 2019, the Company recorded a gain on the disposition of such assets of $9.0 million.

Note 10 – Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31 (in thousands):

	2019	2018
Laboratory supplies	$4,376	$11,974
Other prepaid expenses and other current assets	3,601	4,321
Prepaid expenses and other current assets	$7,977	$16,295

Property and Equipment, net

Property and equipment is comprised of the following at December 31 (in thousands):

	2019	2018
Machinery and equipment	$9,946	$35,723
Leasehold improvements	9,088	22,276
Computer hardware	4,987	4,763
Construction in progress	448	1,347
	24,469	64,109
Less ― accumulated depreciation	(13,024)	(35,683)
Property and equipment, net	$11,445	$28,426

Depreciation expense was approximately $5.1 million, $7.4 million and $7.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2019	2018
Employee benefits and compensation	$7,504	$9,632
Research and development accruals	6,175	8,476
Other accrued expenses	1,188	1,442
Accrued expenses	$14,867	$19,550

Note 11 – Long-Term Debt

Convertible Notes

In the first quarter of 2016, the Company issued $325 million aggregate principal amount of convertible senior unsecured notes that will mature on February 1, 2023 (the “Notes”). The Notes are senior unsecured debt obligations and were issued at par. The Notes were issued pursuant to an indenture dated January 29, 2016 (the “Indenture”), between the Company and the trustee. The Company received $315.0 million in net proceeds from the offering after deducting underwriting fees and offering expenses. The Notes bear cash interest at a rate of 3.75%, payable on February 1 and August 1 of each year, beginning on August 1, 2016. The Notes are not redeemable prior to maturity and are convertible into shares of the Company’s common stock. As a result of the Company’s one-for-twenty reverse stock split (see Note 12) and pursuant to Section 14.04(a) of the Indenture, the Notes are initially convertible into approximately 2,385,800 shares of the Company’s common stock based on the initial conversion rate of 7.3411 shares of the Company’s common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $136.20 per share of the Company’s common stock, representing an approximate 22.5% conversion premium based on the last reported sale price of the Company’s common stock of $111.20 per share on January 25, 2016. In addition, the holders of the Notes may require the Company to repurchase the Notes at par value plus accrued and unpaid interest following the occurrence of a Fundamental Change (as described in the Indenture). If a holder of the Notes converts upon a Make-Whole Adjustment Event (as described in the Indenture), they may be eligible to receive a make-whole premium through an increase to the conversion rate up to a maximum of 8.9928 shares per $1,000 principal amount of Notes (subject to other adjustments as described in the Indenture).

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

In connection with the issuance of the Notes, the Company also paid $38.5 million, including expenses, to enter into privately negotiated capped call transactions with certain financial institutions (the “capped call transactions”). The capped call transactions are generally expected to reduce the potential dilution upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the Notes. The cap price of the capped call transactions will initially be $194.60 per share, which represented a premium of approximately 75% based on the last reported sale price of the Company’s common stock of $111.20 per share on January 25, 2016, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price, there would nevertheless be dilution upon conversion of the Notes to the extent that such market price exceeds the cap price. The Company evaluated the capped call transactions under ASC 815-10, Derivatives and Hedging – Overall and determined that it should be accounted for as a separate transaction and that the capped call transactions will be classified as an equity instrument.

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

Total convertible notes payable consisted of the following at (in thousands):

	December 31, 2019	December 31, 2018
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(4,389)	(5,813)
Total convertible notes payable	$320,611	$319,187

Interest expense incurred in connection with the Notes consisted of the following for the years ended December 31 (in thousands):

	2019	2018	2017
Coupon interest at 3.75%	$12,188	$12,188	$12,188
Amortization of debt issuance costs	1,424	1,424	1,424
Total interest expense on Notes	$13,612	$13,612	$13,612

Note 12 – Stockholders’ Equity

On May 8, 2019, the Company’s stockholders of record as of March 25, 2019 approved a one-for-twenty reverse stock split of the Company’s outstanding common stock, which was effected on May 10, 2019. The number of authorized shares of common stock and preferred stock of the Company was not affected and remains at 600,000,000 and 2,000,000, respectively, but the number of shares of common stock outstanding as of May 10, 2019 was reduced from 469,453,883 to 23,472,574. The aggregate par value of the issued common stock was reduced by reclassifying a portion of the par value amount of the outstanding common shares from Common stock to Additional paid-in-capital for all periods presented. In addition, all per share and share amounts, including stock options and restricted stock awards, have been retroactively restated in the accompanying consolidated financial statements and notes thereto for all periods presented to reflect the reverse stock split.

In March 2020, the Company entered into an At Market Issuance Sales Agreement (“March 2020 Sales Agreement”), which allows it to issue and sell up to $150 million in gross proceeds of its common stock. From March 2 through March 6, 2020, the Company sold 1.5 million shares of common stock under the March 2020 Sales Agreement resulting in $18.6 million in net proceeds, leaving $131.1 million remaining.

In January 2020, the Company entered into an At Market Issuance Sales Agreement (“January 2020 Sales Agreement”), which allowed it to issue and sell up to $100 million in gross proceeds of its common stock. During the first quarter of 2020, the Company sold 10.5 million shares of common stock under the January 2020 Sales Agreement resulting in $98.7 million in net proceeds. The January 2020 Sales Agreement was fully utilized at that time.

In December 2018, the Company entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allowed it to issue and sell up to $100 million in gross proceeds of its common stock. During 2019, the Company sold 10.5 million shares of common stock under the December 2018 Sales Agreement resulting in $59.5 million in net proceeds (this amount excludes $0.5 million received in the first quarter of 2020 for shares traded in late December 2019). During the first quarter of 2020, the Company sold 7.2 million shares of common stock resulting in $38.5 million in net proceeds. The December 2018 Sales Agreement was fully utilized at that time.

In April 2018, the Company completed a public offering of 1.7 million shares of its common stock, including 0.2 million shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $33.00 per share resulting in net proceeds, net of offering costs of $3.6 million, of approximately $54 million.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During 2018, the Company sold 0.9 million shares of common stock under the December 2017 Sales Agreement resulting in $35.9 million in net proceeds. During the first quarter of 2019, the Company sold 2.5 million shares of common stock resulting in $37.9 million in net proceeds. The December 2017 Sales Agreement was fully utilized at that time.

In January 2017, the Company entered into an At Market Issuance Sales Agreement (“January 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During 2017, the Company sold 2.5 million shares of common stock under the January 2017 Sales Agreement resulting in $63.4 million in net proceeds. During the first quarter of 2018, the Company sold 0.3 million shares of common stock resulting in $10.3 million in net proceeds. The January 2017 Sales Agreement was fully utilized at that time.

Note 13 – Stock-Based Compensation

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

Stock Options and Stock Appreciation Rights

The following is a summary of stock options and stock appreciation rights activity under the 2015 Plan and the 2005 Plan for the year ended December 31, 2019:

	2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2019	2,392,567	$62.41	582,616	$65.72
Granted	1,620,721	$5.98	—	$—
Exercised	(1,514)	$27.42	(1,500)	$11.20
Canceled	(623,073)	$61.29	(79,336)	$76.42
Outstanding at December 31, 2019	3,388,701	$35.64	501,780	$64.19
Shares exercisable at December 31, 2019	1,017,774	$80.55	501,780	$64.19
Shares available for grant at December 31, 2019	228,335

In the third quarter of 2019, the Company granted 192,400 stock appreciation rights with a weighted-average exercise price of $5.95 under the 2015 Plan. In addition, due to the limitations on the equity awards currently available under the 2015 Plan, the Company granted 1,014,200 stock options to certain employees with a weighted-average exercise price of $5.95 under the 2015 Plan that are subject to approval at the Company’s annual meeting of stockholders in June 2020. As these stock options have not yet been approved by the Company’s stockholders, the Company will not record any stock-based compensation expense for these awards until such time these awards are approved by the stockholders and a measurement date occurs.

The fair value of stock options and stock appreciation rights (not including awards that are subject to approval at the Company’s annual meeting of stockholders in June 2020) granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2019	2018	2017
Weighted average Black-Scholes fair value of stock options and SARs granted	$4.98	$34.80	$21.20
Risk-free interest rate	1.5%-2.6%	2.3%-3.1%	1.6%-2.3%
Dividend yield	0%	0%	0%
Volatility	105.4%-134.1%	93.3%-115.6%	88.9%-114.1%
Expected term (in years)	3.9-7.5	4.1-7.5	4.1-7.5
Expected forfeiture rate	N/A	N/A	N/A

The Company used the Monte Carlo simulation model to determine the fair value of its 0.1 million stock options containing a market condition that were granted in 2016 (the “Performance Options”). The fair value of the Performance Options was estimated with the following assumptions: 99.11% volatility, a 1.74% risk-free interest rate, 5.62% forfeiture rate and 0% dividend yield, which resulted in fair values of $14.80 to $18.40 per share, and expected terms of 1.35 years to 3.50 years.

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights outstanding under the 2015 Plan and 2005 Plan as of December 31, 2019 was $0 million and 7.9 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights exercisable under the 2015 Plan and 2005 Plan as of December 31, 2019 was $0 million and 5.6 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and stock appreciation rights) that would have been received by the holders had all stock option and stock appreciation rights holders exercised their stock options and stock appreciation rights on December 31, 2019. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of stock options exercised and vesting of restricted stock awards for 2019, 2018 and 2017 was $0.5 million, $0.4 million and $0.1 million, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company’s annual meeting of stockholders in June 2013. The amount of shares authorized for issuance under the ESPP was increased by 200,000 shares at the Company’s 2019 annual meeting of stockholders. The ESPP currently authorizes an aggregate of 597,500 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 600,000 shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At December 31, 2019, there were 291,719 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2019	2018	2017
Range of Black-Scholes fair values of ESPP shares granted	$2.57-$35.00	$7.20-$70.64	$9.00-$109.40
Risk-free interest rate	1.2%-2.6%	0.7%-2.2%	0.4%-1.1%
Dividend yield	0%	0%	0%
Volatility	52.2%-171.6%	52.2%-203.8%	46.0%-267.8%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate	N/A	N/A	N/A

Restricted Stock Units

The following is a summary of restricted stock units activity for the year ended December 31, 2019:

	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and Unvested at January 1, 2019	―	$	―
Restricted stock units granted	1,251,609		$6.43
Restricted stock units vested	(72,637)		$10.40
Restricted stock units forfeited	(76,661)		$9.61
Outstanding and Unvested at December 31, 2019	1,102,311		$5.95

The Company recorded stock-based compensation expense for awards issued under the above mentioned plans in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$8,436	$10,575	$11,750
General and administrative	8,612	7,739	8,059
Total stock-based compensation expense	$17,048	$18,314	$19,809

As of December 31, 2019, there was approximately $26 million of total unrecognized compensation expense related to unvested stock options, stock appreciation rights, restricted stock units and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.6 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods and awards that require approval by the stockholders.

Note 14 – Employee Benefits

The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

The Company matches 100% of the first 3% of the participants’ deferral, and 50% on the next 2% of the participants’ deferral, up to a potential 4% Company match. The Company’s matching contributions to the 401(k) plan vest immediately. Under its 401(k) plan, the Company has recorded expense of $1.0 million, $1.2 million and $1.5 million in 2019, 2018 and 2017, respectively.

The Company’s foreign subsidiary has a pension plan under local tax and labor laws and is obligated to make contributions to this plan. Contributions and other expenses related to this plan were $0.7 million, $0.8 million and $0.5 million in 2019, 2018 and 2017, respectively.

Note 15 – Income Taxes

The Company’s loss from operations before income tax expense by jurisdiction for the years ended December 31 are as follows (in thousands):

	2019	2018	2017
Domestic	$(124,189)	$(176,290)	$(173,749)
Foreign	(8,505)	(8,458)	(10,020)
Total net loss	$(132,694)	$(184,748)	$(183,769)

As a result of current and historical losses, there is no income tax provision for the years ended December 31, 2019, 2018 and 2017.

Deferred tax assets (liabilities) consist of the following at December 31 (in thousands):

	2019	2018
Deferred tax assets:
Federal and State net operating loss carryforward	$293,736	$270,177
Foreign net operating loss carryforward	13,520	12,321
Research tax credits	37,066	33,633
Non-cash stock-based compensation	13,679	10,888
Original discount interest	4,326	5,687
Other	5,957	7,987
Total deferred tax assets	368,284	340,693
Valuation allowance	(365,772)	(337,515)
Net deferred tax assets	$2,512	$3,178

Deferred tax liabilities:
Intangibles	(1,279)	(1,492)
Other	(1,233)	(1,686)
Total deferred tax liabilities	(2,512)	(3,178)
Net deferred tax assets	$—	$—

The valuation allowance increased by $28.3 million and $37.7 million for the years ended December 31, 2019 and 2018, respectively, due to increases in deferred tax assets. Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2019 and 2018 as management believes it is more likely than not that the assets will not be realizable.

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2019	2018	2017
Statutory federal tax rate	(21)%	(21)%	(34)%
State income taxes, net of federal benefit	(2)%	(3)%	(3)%
Research and development and other tax credits	(3)%	(3)%	(2)%
Other	1%	1%	(1)%
Change in tax rate	3%	5%	70%
Change in valuation allowance	22%	21%	(30)%
Income tax provision	0%	0%	0%

The change in the state tax rate from 2018 to 2019 is primarily related to changes in applicable state apportionment factors; whereas the change in the federal tax rate in 2017 resulted from the enactment of the Tax Cuts and Jobs Act of 2017.

As of December 31, 2019, the Company had net operating losses and research tax credits available as follows (in thousands):

Amount
Federal and State net operating losses expiring through the year 2037	$965,284
Federal and State net operating losses (no expiration)	284,084
Foreign net operating losses (no expiration)	36,972
Research tax credits expiring through the year 2039	61,455

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to ownership change of the Company. The Company does not expect such limitation, if any, to impact the use of the net operating losses and business tax credits.

At December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits. To the extent unrecognized tax benefits are ultimately recognized, it would affect the annual effective income tax rate unless otherwise offset by a corresponding change in the valuation allowance. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in various states, as well as in Sweden. The Company had U.S. tax net operating losses and credit carryforwards that are subject to examination from 2000 through 2019. The tax returns of the Company may be subject to examination for a number of years beyond the year in which the losses were generated for tax purposes as a portion of these carryforwards may be utilized in the future. The returns in Sweden are subject to examination from 2014 through 2019.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019 and 2018, the Company had no accruals for interest or penalties related to income tax matters.

Note 16 – Related Party Transaction

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President and Chief Executive Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provided clinical development and operations services related to the Company’s Phase 3 clinical trial of ResVax and other professional services. The agreement terminated in July 2019. In 2019, 2018 and 2017, the Company incurred $0.1 million, $0.3 million and $0.2 million, respectively, in consulting expenses under the agreement. No amount was due and unpaid for services performed under the agreement at December 31, 2019.

Note 17 – Quarterly Financial Information (Unaudited)

The Company’s unaudited quarterly information for the years ended December 31, 2019 and 2018 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2019:
Revenue(1)	$3,982	$3,357	$2,507	$8,816
Net loss	$(43,218)	$(39,603)	$(18,043)	$(31,830)
Net loss per share	$(2.11)	$(1.69)	$(0.74)	$(1.13)

(1) Quarter ended December 31, 2019 includes $7.5 million relating to HHS BARDA (see Note 8).

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2018:
Revenue	$9,653	$10,773	$7,735	$6,127
Net loss	$(46,352)	$(44,492)	$(44,570)	$(49,334)
Net loss per share	$(2.75)	$(2.37)	$(2.33)	$(2.57)

The net loss per share was calculated for each three-month period on a stand-alone basis. As a result, the sum of the net loss per share for the four quarters may not equal the net loss per share for the respective twelve-month period.

