Form 10-K/A
period 2019-12-31
NOVAVAX INC
filed 2020-04-29
CIK 1000694

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2019 on the Nasdaq Global Select Market) was approximately $138,300,000.

As of April 17, 2020, there were 57,942,587 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends Novavax, Inc.’s (the “Company,” “Novavax,” “we,” “our” or “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2020 (the “Original Report”). The sole purpose of this Form 10-K Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.

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

2

NOVAVAX, INC.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Pursuant to the Company’s charter, the Board of Directors (the “Board”) may consist of no fewer than three directors, with the specific number to be authorized by the Board from time to time at its discretion. The Board is presently authorized to consist of eight members, and currently includes the following seven individuals: Richard H. Douglas, Ph.D., Stanley C. Erck, Gary C. Evans, Rachel K. King, Michael A. McManus, Jr., J.D., Rajiv I. Modi, Ph.D., and James F. Young, Ph.D. The members of the Board are divided into three classes, designated as Class I, Class II, and Class III, each serving staggered three-year terms. The terms of the Class I, Class II, and Class III directors will expire at the 2020, 2021, and 2022 Annual Meetings of Stockholders, respectively. The following information outlines our directors and their ages and positions as of April 17, 2020, followed by biographical information of each such director:

RICHARD H. DOUGLAS, PH.D.
	Age:	67	Class:	II	Year First Elected Director:	2010

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

Other Directorships:	Dr. Douglas serves as a member of the boards of University of Michigan Technology Transfer National Advisory Board, Aldeyra Therapeutics, Inc., and MaxCyte, Inc.
Education:	Dr. Douglas received a B.S. in chemistry from the University of Michigan and a Ph.D. in biochemistry from the University of California, Berkeley.
Skills/Qualifications:	We believe that Dr. Douglas is well-suited to serve on our Board due to his significant business experience and scientific background.

STANLEY C. ERCK
	Age:	71	Class:	I	Year First Elected Director:	2009

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

Other Directorships:	Mr. Erck serves as a member of the boards of MaxCyte, Inc. and MDBio Foundation.
Education:	Mr. Erck received a B.S. in economics from the University of Illinois and a M.B.A from the University of Chicago.
Skills/Qualifications:	We believe that Mr. Erck is well-suited to serve on our Board due to his leadership experience in the biotechnology industry, having held chief executive officer positions for several companies, and his extensive experience of serving on other companies’ boards.

GARY C. EVANS
	Age:	62	Class:	II	Year First Elected Director:	1998

Chairman of the Board and Chief Executive Officer of Generation Hemp, Inc. since 2019, and prior to that Chairman of the Board and Chief Executive Officer of Energy Hunter Resources, Inc., a Dallas based oil and gas exploration and production company, from May 2016 to November 2019. From May 2009 until May 2016, Mr. Evans served as Chairman of the Board and Chief Executive Officer of Magnum Hunter Resources Corporation (“Magnum Hunter”). In December 2015, Magnum Hunter filed for Chapter 11 bankruptcy and exited restructuring in May 2016 under Mr. Evans’ leadership. Mr. Evans was also founder and CEO of Eureka Hunter Holdings, LLC, Magnum Hunter Resources Inc., Wind Hunter Energy, LLC, and GreenHunter Energy, Inc. Mr. Evans was inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. He was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO’s. Mr. Evans was chosen as the Best CEO in the “Large Company” category by Texas Top Producers in 2013 and won the Deal Maker of the Year Award in 2013 by Finance Monthly.

Other Directorships:	Mr. Evans serves as a member of the board of directors of Generation Hemp, Inc., and on the Advisory Board of the Maguire Energy Institute at Southern Methodist University.
Skills/Qualifications:	We believe that Mr. Evans is well-suited to serve on our Board due to his entrepreneurial experience in the development of a number of companies as well as his extensive leadership experience and his aptitude for reading and understanding financial statements.

RACHEL K. KING
	Age:	60	Class:	III	Year First Elected Director:	2018

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

Other Directorships:	Mrs. King currently serves on the board of directors of GlycoMimetics, Inc., as well as the executive committee of the Biotechnology Innovation Organization. She also sits on the board of directors of the University of Maryland BioPark.
Education:	Mrs. King received her Bachelors of Arts degree from Dartmouth College and her Masters in Business Administration from Harvard Business School.
Skills/Qualifications:	We believe that Mrs. King is well-suited to serve on our Board due to her successful growth and development of businesses and products, experience as a chief executive officer of a public company, her significant experience in governance, legal, and risk management, and reading and understanding financial statements.

MICHAEL A. MCMANUS, JR., J.D.
	Age:	77	Class:	III	Year First Elected Director:	1998

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

Other Directorships:	Mr. McManus serves as a member of the board of directors of The Eastern Company.
Education:	Mr. McManus received a B.A. in economics from the University of Notre Dame and a J.D. from the Georgetown University Law Center.
Skills/Qualifications:	We believe that Mr. McManus is well-suited to serve on our Board due to his successful growth and development of businesses and products, experience as a chief executive officer of a public company, his significant experience in governance, legal, and risk management, and reading and understanding financial statements.

RAJIV I. MODI, PH.D.
	Age:	59	Class:	I	Year First Elected Director:	2009

Chairman and Managing Director of Cadila Pharmaceuticals, Ltd. (“Cadila”), a company organized in India, since 1995. Dr. Modi was elected to Novavax, Inc.’s Board based upon his relationship with the Company’s largest stockholder at the time. As of April 17, 2020, Satellite Overseas (Holdings) Limited, a subsidiary of Cadila, holds less than one percent of the Company’s outstanding common stock. Dr. Modi serves as a member of the boards of other Cadila group companies.

Other Directorships:	Dr. Modi serves as a member of the board of Cadila, as well as the boards of numerous other private companies and foreign public companies.
Education:	Dr. Modi received a bachelor’s degree of technology in chemical engineering from the Indian Institute of Technology, a master’s degree in biological engineering from University College, London, and a Ph.D. in biological science from the University of Michigan.
Skills/Qualifications:	We believe that Dr. Modi is well-suited to serve on our Board due to his extensive leadership experience, as well as technical expertise in the development and manufacturing of pharmaceutical products. He also brings broad experience in international joint ventures and pharmaceutical sales.

JAMES F. YOUNG, PH.D.
	Age:	67	Class:	III	Year First Elected Director:	2010

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

Other Directorships:	Dr. Young serves as a member of the board of Sagimet Biosciences, a privately-held biopharmaceutical company.
Education:	Dr. Young received B.S. degrees in general science and biology from Villanova University, as well as a Ph.D. in microbiology and immunology from Baylor College of Medicine.
Skills/Qualifications:	We believe that Dr. Young is well-suited to serve on our Board due to his years of experience in the fields of molecular genetics, microbiology, immunology, and pharmaceutical development. In addition, Dr. Young brings extensive scientific background and experiences, particularly in the areas of vaccine research and development.

INFORMATION REGARDING THE BOARD AND CORPORATE GOVERNANCE MATTERS

On March 20, 2020, the Board determined, upon a recommendation by the Nominating and Corporate Governance Committee, that, with the exception of Dr. Modi and Mr. Erck, all of the members of the Board are “independent” directors, as that term is defined in the Nasdaq listing standards. Mr. Erck is currently the President and Chief Executive Officer of the Company. Dr. Modi is not an “independent” director due to his interest in Cadila and the joint venture it has with the Company, as described in the section titled “Certain Relationships and Related Transactions.”

During 2019, the Board met 13 times and acted by written consent in lieu of a meeting one time. In addition, the non-employee directors met four times in executive session during the same period. Each of our incumbent directors attended at least 75% of the aggregate of the total number of meetings of the Board they were eligible to attend and the total number of meetings held by all committees on which they served.

Recognizing that director attendance at the Company’s annual meetings of stockholders provides stockholders with an opportunity to communicate with members of the Board, the Company strongly encourages (but does not require) members of the Board to attend such meetings. All of the then-current Board members attended the 2019 Annual Meeting of Stockholders.

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

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard H. Douglas, Ph.D.	Member	Member	—
Stanley C. Erck	—	—	—
Gary C. Evans	Member	—	Chair
Rachel K. King	—	Member	Member
Michael A. McManus, Jr., J.D.	Chair	Member	Member
Rajiv I. Modi, Ph.D.	—	—	—
James F. Young, Ph.D.	—	Chair	Member

Audit Committee

Each Audit Committee member is a “non-employee director,” as defined by Rule 16b-3 of the Exchange Act, “outside director,” as defined in Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”), and an “independent director,” as defined by the listing standards of the Nasdaq. The Board has determined that each of Mr. McManus and Mr. Evans qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC, and is financially sophisticated as required by the listing standards of the Nasdaq. During 2019, the Audit Committee met six times and did not act by written consent in lieu of a meeting.

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

Compensation Committee

Each Compensation Committee member is a “non-employee director,” as defined by Rule 16b-3 of the Exchange Act, “outside director,” as defined in Section 162(m) of the Code, and an “independent director,” as defined by the listing standards of the Nasdaq, including the heightened standards that apply to compensation committee members. During 2019, the Compensation Committee met four times and acted by written consent in lieu of a meeting one time.

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

The Compensation Committee may request that any executive officer or employee of the Company, outside counsel, or consultant attend Compensation Committee meetings or confer with any members of, or consultants to, the Compensation Committee. The Compensation Committee is supported in its efforts by the Company’s Legal and Human Resources teams, to which the Compensation Committee delegates authority for certain administrative functions. The Chief Executive Officer gives performance assessments and compensation recommendations for each executive officer of the Company (other than himself). The Chairman gives performance assessments and compensation recommendations for the Chief Executive Officer. The Compensation Committee considers the Chief Executive Officer’s and the Chairman’s recommendations and the information provided by the Human Resources team in its deliberations regarding executive compensation and sets the compensation of the executive officers based on such deliberations and recommends that the Board ratify such compensation. The Chief Executive Officer and the Senior Vice President, Human Resources generally attend Compensation Committee meetings but are not present for executive sessions or any discussion of their own compensation.

Nominating and Corporate Governance Committee

Each Nominating and Corporate Governance Committee member is an “independent director,” as defined by the listing standards of the Nasdaq. During 2019, the Nominating and Corporate Governance Committee met four times and did not act by written consent in lieu of a meeting.

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

Nomination Procedures

Stockholders who wish to nominate qualified candidates to serve as directors of the Company may do so in accordance with the procedures set forth in the Company’s Amended and Restated By-Laws (“By-Laws”), which procedures did not change during the last fiscal year. As set forth in the By-Laws, a stockholder must notify the Company in writing, by notice delivered to the attention of the Secretary of the Company at the address of the Company’s principal executive offices, of a proposed nominee. In order to ensure meaningful consideration of such candidates, notice must be received not less than 60 days nor more than 90 days prior to the anniversary date of the applicable year’s annual meeting of stockholders; provided, however, that in the event that the date of the applicable year’s annual meeting of stockholders is more than 30 days before or after the anniversary date of the prior year’s annual meeting of stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or public disclosure of the date of such meeting was made, whichever occurs first.

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

While there are no set minimum requirements, a candidate should:

•	be intelligent, thoughtful, and analytical;	•	be free of actual or potential conflicts of interest;

•	possess superior business-related knowledge, skills, and experience;	•	have the ability to devote sufficient time to the business and affairs of the Company; and

•	reflect the highest integrity, ethics, and character;	•	demonstrate the capacity and desire to represent the best interests of the Company’s stockholders as a whole.

•	have excelled in both academic and professional settings;

•	demonstrate achievement in his or her chosen field;

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

Stockholder Communications with the Board of Directors

The Board welcomes communications from stockholders and has adopted a procedure for receiving and addressing such communications. Stockholders may send written communications to the entire Board or individual directors, addressing them to Novavax, Inc., 21 Firstfield Road, Gaithersburg, Maryland 20878, Attention: Corporate Secretary. Communications by email should be addressed to ir@novavax.com and marked “Attention: Corporate Secretary” in the “Subject” field. All such communications will be forwarded to the full Board or to any individual director or directors to whom the communication is directed unless the communication is clearly of a marketing nature or is unduly hostile, threatening, illegal, or similarly inappropriate, in which case the Company has the authority to discard the communication or take appropriate legal action.

EXECUTIVE OFFICERS

Our executive officers hold office until the first meeting of the Board following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-Laws. The following information outlines our executive officers and their ages and positions as of April 17, 2020, followed by biographical information of each such executive officer:

Name	Age	Title
Stanley C. Erck	71	President and Chief Executive Officer and Director
John J. Trizzino	60	Senior Vice President, Chief Business Officer and Chief Financial Officer and Treasurer
Gregory M. Glenn, M.D.	66	President, Research and Development
John A. Herrmann III	54	Senior Vice President, General Counsel and Corporate Secretary

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

John J. Trizzino has served as Senior Vice President, Chief Business Officer and Chief Financial Officer and Treasurer since March 2018, and previously served as Senior Vice President, Commercial Operations from March 2014 to March 2018. He previously served as the Company’s Senior Vice President, Business Development from August 2010 to September 2011, and its Senior Vice President, International and Government Alliances from July 2009 to July 2010. Mr. Trizzino was the CEO of ImmunoVaccine. Inc. from September 2011 to September 2013, and, prior to joining the Company, VP, Vaccine Franchise at Medimmune, LLC, Senior Vice President, Business Development at ID Biomedical, and Vice President, Business Development in the Medical Group of Henry Schein, Inc. following his position as Vice President, General Manager of its GIV division. Mr. Trizzino also serves on the board of directors of The Maryland Tech Council. Mr. Trizzino received a B.S. from Long Island University, CW Post and a M.B.A. from New York University.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Discussion and Analysis (the “CD&A”) discusses the compensation of our four executive officers for 2019 (each a “Named Executive Officer” or an “NEO”): (i) Stanley C. Erck, President and Chief Executive Officer; (ii) John J. Trizzino, Senior Vice President, Chief Business Officer and Chief Financial Officer and Treasurer; (iii) Dr. Gregory M. Glenn, President, Research and Development; and (iv) John A. Herrmann III, Senior Vice President, General Counsel and Corporate Secretary.

The CD&A reviews the Company’s executive compensation philosophy, the objectives and operation of the compensation program, how compensation was set for 2019, and the various elements of compensation paid to the executive officers including the NEOs for services during 2019.

Executive Compensation Philosophy

Our compensation program is designed to attract, retain, and reward a high-performance workforce in an extremely competitive recruitment and retention market to achieve the Company’s mission, vision, and goals. This philosophy is reflected in the components of the Company’s compensation program, which include:

•	a competitive compensation package upon hire;

•	a performance management process that defines objectives, tracks employee performance, and ties into the annual rewards process;

•	an annual performance increase practice that rewards each individual employee’s performance against his or her objectives and his or her contribution over the prior year;

•	an annual incentive cash bonus program designed to reward both Company performance and functional area performance;

•	an equity incentive plan that provides initial grants upon hire, annual subsequent grants, and additional grants for promotions, rewarding strong performance, and incentivizing, and retaining high potential personnel; and

•	a market-competitive, comprehensive benefits program.

The Compensation Committee believes that these components provide the tools needed to deliver performance-vesting compensation that retains and rewards high-performing employees and aligns with general industry practices. We conducted our most recent advisory vote on executive compensation at our 2019 Annual Meeting of Stockholders. Our Board and our Compensation Committee value the opinions of our stockholders, so we paid close attention to the outcome of this vote even though it is non-binding. Approximately 70% of the votes cast on the advisory vote on executive compensation were in favor of our Named Executive Officer compensation as disclosed in our 2019 proxy statement. We expanded the scope of our stockholder outreach following the 2019 Annual Meeting of Stockholders executive compensation advisory vote. In late 2019 and early 2020, we solicited our top 20 stockholders to discuss topics related to our business, corporate governance, and executive compensation. These stockholders indicated a meeting was not necessary or did not respond to our multiple requests. Stockholder feedback is important, and the information we glean from these engagements is highly valued. Certain of our stockholders had previously expressed a preference for performance-vesting long-term compensation (as compared to time-vesting). Accordingly, as further discussed below in this CD&A, in March 2019 and April 2020, the Compensation Committee awarded performance-vesting awards to our executive officers.

Objectives of the Executive Compensation Program

The Compensation Committee believes that the compensation for our executive officers, including our NEOs, should be designed to attract, motivate, incentivize and retain highly qualified executive officers responsible for the success of Novavax and should be determined within a framework that rewards performance and aligns the interests of the executive officers with the interests of the Company’s stockholders. Within this overall philosophy, the Compensation Committee’s objectives are to:

•	attract and retain highly qualified employees;

•	reward executives for meeting the strategic goals and objectives of the Company;

•	reward strong individual performance; and

•	align executives’ interests with those of our stockholders.

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

Align Executives’ Interests with Those of Our Stockholders

The Compensation Committee believes that Novavax’ long-term success depends upon aligning executives’ and stockholders’ interests. To support this objective, Novavax provides executive officers with the opportunity to receive equity grants in various forms. The Compensation Committee granted equity awards to our named executive officers in March 2019 in the form of time-vesting and performance-vesting restricted stock units (“RSUs”), in September 2019 in the form of time-vesting stock options, stock appreciation rights (“SARs”), and RSUs, and in April 2020 in the form of performance-vesting stock options. We consider grants of stock options and SARs to align the interest of our executives with our stockholders interest because value is created in such grants when the value of our common stock appreciates after grant. We also view RSUs granted to our executive officers as important incentives, designed to encourage retention and stock ownership.

Generally, time-vesting stock option grants vest over four years, with 25% of the award vesting on the first anniversary of the grant date and 75% vesting monthly thereafter over the following three-year period. This vesting schedule supports long-term retention of executive officers because executive officers cannot exercise the options until they vest.

In March 2019, certain executive officers received (i) time-vesting RSUs that vested on September 8, 2019, subject to the executive officer’s continued service through such date, and (ii) performance-vesting RSUs that partially vested on March 8, 2020, subject to the executive officer’s continued service through such date, and based on the Company meeting a performance objective related to its NanoFlu vaccine, and were partially forfeited in September 2019 based on the Company failing to meet a performance objective related to its ResVax vaccine candidate, as further discussed in the section entitled “Elements of Compensation – Equity Awards” below.

In September 2019, certain executive officers received the following equity awards: (i) time-vesting RSU retention grants that will vest on the first anniversary of the grant date, subject to continued service through the vesting date; (ii) time-vesting RSU grants that will vest in equal annual installments on the first, second, and third anniversary of the grant date, subject to continued service through the vesting date; (iii) time-vesting SARs that vest as to 25% of the SARs on the first anniversary of the grant date, and as to the remaining 75% in equal monthly installments over the following three years, subject to continued service through the vesting date; and (iv) time-vesting stock options that vest as to 25% on the first anniversary of the grant date, and as to the remaining 75% in equal monthly installments over the following three years, subject to continued service through the vesting date and subject to stockholder approval of an increase in the number of shares available under the Company’s Amended and Restated 2015 Stock Incentive Plan, as amended (the “2015 Stock Plan”), as further discussed in the section entitled “Elements of Compensation – Equity Awards” below.

Oversight and Operation of the Executive Compensation Program

The Compensation Committee is appointed by the Board to assist the Board with its responsibilities related to the compensation of the Company’s directors, officers, and employees and the development and administration of the Company’s compensation plans. For details on the Compensation Committee’s oversight of the executive compensation program, see the section titled “Information Regarding the Board and Corporate Governance Matters — Compensation Committee” beginning on page 9 of this Form 10-K/A.

The Chief Executive Officer (the “CEO”) evaluates and provides to the Compensation Committee performance assessments and compensation recommendations for each executive officer other than himself. The Chairman of the Board evaluates the CEO’s performance and makes compensation recommendations for the CEO to the Compensation Committee. The Compensation Committee considers the CEO’s and the Chairman’s recommendations and information provided by the Human Resources team in its deliberations regarding executive compensation and recommends to the Board the compensation of the executive officers based on such deliberations. The Board determines executive compensation based on the recommendation of the Compensation Committee. In 2019, the CEO and the Senior Vice President, Human Resources generally attended Compensation Committee meetings, but were not present for executive sessions or any discussion of their own compensation.

Process for Setting Executive Compensation

Generally, compensation packages for each executive officer are analyzed and discussed separately at the first Compensation Committee meeting each year. Prior to that meeting, an independent compensation consultant performs a comprehensive competitive analysis on the compensation package for each executive officer. In September 2016, the Compensation Committed retained Radford, a part of the Total Rewards practice at Aon plc (“Radford”) to conduct annual analyses and provide ongoing compensation support. In the third quarter of 2019, Radford completed a thorough competitive analysis for 2020 executive compensation, and this analysis was used to inform decisions made regarding the type and amount of equity granted to executive officers in September 2019. Radford’s competitive analysis was based on a combination of survey data and peer group data.

Survey Data

When determining overall compensation for 2020, the Compensation Committee reviewed analysis based on a combination of compensation survey data and peer group data. The compensation survey data source was the Radford Global Life Sciences Survey (the “Survey”). The Survey provides total compensation and practices data for more than 900 life sciences companies and more than 600,000 individuals. Global market data is available for 50 countries and positions at the executive, management, professional, sales, and support levels, as well as overall compensation practices. Target industries include biotechnology, pharmaceutical, diagnostic and clinical research organizations. In 2018, Radford used a customized selection of Survey data comprised of public biopharmaceutical companies with 100 – 1,000 employees and a market capitalization of $200M - $1.5 billion to better align the Survey data with Novavax’ compensation programs.

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

The Peer Group Utilized in 2019 Consists of the Following 18 Companies:	Achillion Pharmaceuticals	Chimerix	Seres Therapeutics
	Agenus	Cytokinetics	Tetraphase Pharmaceuticals
	Alder Biopharmaceuticals	Dynavax Technologies	XBiotech
	Athersys	ImmunoGen	Zogenix
	BioCryst Pharmaceuticals	Inovio Pharmaceuticals
	BioTime	MacroGenics
	ChemoCentryx	Recro Pharma

Internal Equity

The Compensation Committee considers internal equity when determining compensation to ensure that the Company is fair in its compensation practices across roles similar in scope and level of responsibility.

Independent Compensation Analysis

As required by rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Compensation Committee engaged Radford after assessing Radford’s independence. Based upon this assessment, it was determined that the engagement of Radford did not raise any conflicts of interest or similar concerns. The Compensation Committee assesses Radford’s independence and potential conflicts of interest on a regular basis, no less than annually.

Radford was authorized by the Compensation Committee to work with certain executive officers of the Company, as well as other employees in the Company’s Human Resources, Legal, and Finance departments in connection with Radford’s work for the Compensation Committee.

What the Compensation Program is Designed to Reward

Company Performance

The executive compensation program is designed to reward both individual and Company performance. Because of the key roles the executive officers play in the success of the Company, a significant portion of the achievement of corporate goals is reflective of the executive officers’ individual performance. Accordingly, a significant portion of an executive officer’s total compensation package is based on the Company’s performance and the achievement of corporate goals. During 2019, the Board and the Company’s senior executives jointly developed a set of objectives for 2019, which were based on the Company’s strategic plan (the “2019 Objectives”). These objectives are described below under “2019 Performance and Outcomes.”

Individual Performance

The CEO recommended individual performance goals and objectives for 2019 for executive officers other than himself, and, in the first quarter of 2020, reviewed each such executive officer’s achievement of such performance goals and objectives. Because of his key role in the overall success of the Company, the CEO’s performance goals and objectives for 2019 were the same as the annual corporate objectives based on the strategic plan and, in the first quarter of 2020, the Chairperson of the Board reviewed and evaluated the CEO’s achievement of such performance goals and objectives.

With the exception of the CEO, whose incentive compensation is based entirely on achievement of the 2019 Objectives and the discretion of the Board, each NEO had additional individual goals to support the 2019 Objectives or to further the Company’s strategic plan. Each NEO achieved his individual objectives in 2019.

2019 Performance and Outcomes

During the first quarter of 2020, the Compensation Committee reviewed the Company’s performance related to its 2019 Objectives. The following table summarizes its conclusions regarding these objectives:

2019 Objective	Weight	Achievement	Percent	Explanation
Execute on influenza vaccine development plans	60%	Exceeded objective	70%	Successful Phase 3 NanoFlu results that met primary endpoint and key secondary endpoints
Catalent transaction	15%	Met objective	15%	Closing of transaction with Catalent Maryland, Inc., a unit of Catalent Biologics
Execute on RSV vaccine development plans	15%	Did not meet objective	0%	Comprehensive path forward for ResVax in the U.S. and Europe
Complete financing to end 2019 on budget	10%	Met objective	10%	Raised cash opportunistically and stayed on 2019 budget
Total	100%		95%

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

Base Salary

The Compensation Committee’s philosophy is to maintain base salaries at a competitive level sufficient to recruit and retain individuals possessing the skills and capabilities necessary to achieve the Company’s goals over the long term. The base salaries for the NEOs as of December 31, 2019 were:

Executive	Base Salary ($)	Percentage Increase in Base Salary from December 31, 2018 (%)
Stanley C. Erck	642,720	0.0(1)
John J. Trizzino	393,567	3.0
Gregory M. Glenn, M.D.	472,770	2.0
John A. Herrmann III	381,368	3.0

(1)       Mr. Erck did not receive an annual base salary increase for 2019.

Incentive Cash Bonus Program

The incentive cash bonus program is designed to motivate and reward executive officers for the achievement of specific corporate and, for our executive officers other than our CEO, individual objectives. The purpose of the incentive cash bonus program is to align company, departmental, and individual goals throughout the Company and to provide an incentive that further ties compensation to individual contribution and teamwork. At the time that the Board (or the Compensation Committee as its delegate) approves the corporate objectives for a particular calendar year, the Board also weights each objective, as shown in the table of the 2019 Objectives above. In reviewing corporate objectives at the end of each calendar year, the Board generally assigns a percentage to each objective that reflects its determination as to whether the Company achieved that objective, failed to meet that objective, partially met that objective, or exceeded that objective. In some instances, the Board uses its discretion to make such determinations, and in doing so looks at other performance factors, mitigating circumstances, and other material successes or missed opportunities. By applying the achievement percentage to the initial weighting percentage, each objective’s weight contribution and the overall cumulative percentage of corporate performance for the calendar year is determined.

A target bonus is set at a percentage of the executive officer’s base salary, with such percentages being based on market data, although the ultimate amount of any bonus payout is at the discretion of the Board. The Compensation Committee believes that the higher the individual’s position within Novavax, the more closely his or her bonus award should be tied to the Company’s success. Thus, the CEO’s target bonus is based entirely on the achievement of the annual corporate objectives and the discretion of the Board. Eighty percent of Dr. Glenn’s target bonus is based on corporate objectives and 20% of his bonus is based on the performance of his functional area. For Messrs. Trizzino and Herrmann, 75% of their bonuses are based on corporate achievement and 25% of their bonuses are based on the performance of their respective functional areas. The 2019 NEO bonus targets, which remained unchanged from 2018, and actual incentive cash bonus awards received were as follows:

Executive	Bonus Target as Percentage of Base Salary (%)	Incentive Cash Bonus Award Received ($)
Stanley C. Erck	60.0	366,351
John J. Trizzino	40.0	150,421
Gregory M. Glenn, M.D.	50.0	225,818
John A. Herrmann III	40.0	145,758

The conclusions regarding the Company’s performance related to its 2019 Objectives are shown above, under the heading “2019 Performance and Outcomes.”

In recognition of the 2019 Objectives that were achieved in 2019, including 2019 Objectives that were achieved in 2019 and measured in 2020, in March 2020, the Compensation Committee granted each of our NEOs a cash bonus in the amount disclosed above.

Equity Awards

Equity awards are a fundamental incentive element in the executive compensation program because they emphasize long-term performance, as measured by creation of stockholder value, and foster a commonality of interest between stockholders and key executives. In addition, they are crucial to a competitive compensation program for executive officers because they act as a powerful retention tool. Importantly, given the significant risks and high potential reward the Company faces around its development of NVX-CoV2373, its vaccine candidate for SARS-CoV-2, as well as the ongoing efforts to attain licensure for its NanoFlu vaccine, the Compensation Committee believes such equity awards align the executives’ performance with the interest of our stockholders and create appropriate incentives for improved global health. In the case of stock options and SARs, the executive officers are motivated by the potential appreciation in the stock price above the exercise price or base value, as applicable. To encourage continued employment, equity grants to executive officers, other than retention- and performance-vesting grants, typically require the executive to remain an employee of the Company for three or four years before the award is fully vested. In addition, the Compensation Committee may grant equity awards that vest as the executive officer achieves certain performance milestones. The Compensation Committee believes it is important to tie the long-term benefit potentially realizable by the executive to a long-term commitment with Novavax.

Annual equity grants are awarded to executive officers at the discretion of the Board upon a recommendation by the Compensation Committee or at the discretion of the Compensation Committee pursuant to the authority delegated by the Board. In making its recommendations or determinations, the Compensation Committee considers Company performance, competitive data, and the individual’s scope of responsibility and continuing performance. With guidance from Radford upon its analysis of competitive data, annual equity awards were awarded all employees including to the NEOs in September 2019.

In recognition of the 2018 Objectives that could potentially be achieved in 2019, in March 2019, the Compensation Committee granted our CEO performance-vesting RSUs that partially vested based on the Company meeting a performance objectives related to its NanoFlu vaccine, and were partially forfeited based on the Company failing to meet a performance objectives related to its ResVax vaccine candidate. The Compensation Committee determined that our NEOs, other than the CEO, would receive a 2018 annual cash bonus equal to 50% of the amount determined to be earned in accordance with the 2018 Objectives. In March 2019, in lieu of the remaining 50%, the NEOs, other than the CEO, received time-vesting RSU retention grants that vested on September 8, 2019 subject to continued service through the vesting date. In addition, in recognition of the 2018 Objectives that could potentially be achieved in 2019, in March 2019, the Compensation Committee awarded the NEOs performance-vesting RSUs that partially vested based on the Company meeting a performance objective related to its NanoFlu vaccine, and were partially forfeited based on the Company failing to meet a performance objective related to its ResVax vaccine candidate.

Each of the NEOs is also eligible to participate in the Company’s Amended and Restated 2013 Employee Stock Purchase Plan (the “ESPP”).

From time to time, the Company may grant performance-vesting stock equity awards. The following table contains information about the grant, vesting, and forfeiture of outstanding performance-vesting awards as of December 31, 2019:

Number of Shares
Non-vested at December 31, 2015	—
Granted	55,000
Vested	—
Forfeited	—
Non-vested at December 31, 2016	55,000
Granted	—
Vested	—
Forfeited	(6,250)
Non-vested at December 31, 2017	48,750
Granted	—
Vested	—
Forfeited	—
Non-vested at December 31, 2018	48,750
Granted	38,758
Vested	—
Forfeited	(31,009)
Non-vested at December 31, 2019	56,499

Stock Options

In September 2019, the Compensation Committee awarded to each named executive officer an option to purchase common stock of the Company. The stock options vest as to 25% of the shares underlying the option on the first anniversary of the grant date and as to the remaining 75% in equal monthly installments over a three-year period, subject to continued service with the Company through the applicable vesting date and subject to stockholder approval of an increase in the number of shares available under the 2015 Stock Plan which we intend to seek at our 2020 Annual Meeting of Stockholders. If the stockholders do not approve this increase, these stock options will be cancelled. The following table contains the contingent time-vesting stock options granted to each NEO:

Executive	Time-Vesting Stock Options
Stanley C. Erck	100,000
John J. Trizzino	100,000
Gregory M. Glenn, M.D.	100,000
John A. Herrmann III	99,000

In April 2020, in acknowledgment of the extraordinary work of our employees to implement a new vaccine program against the SARS-CoV-2 virus responsible for the COVID-19 pandemic, our Compensation Committee approved a grant of performance-vesting equity awards to our employees, including a grant of stock options to our executive officers. The stock options will be earned if a Phase 2 clinical trial of the Company’s NVX-CoV2373 vaccine candidate against SARS-CoV-2 is initiated within 12 months of the grant date, and will thereafter vest as to 50% of the earned stock options on the first anniversary of the Phase 2 initiation date and as to the remaining 50% of the earned stock options on the second anniversary of the Phase 2 initiation date, subject to continued service with the Company through the applicable vesting date and subject to stockholder approval of an increase in the number of shares available under the 2015 Stock Plan, which we intend to seek at our 2020 Annual Meeting of Stockholders. If the stockholders do not approve this increase, these stock options will be cancelled. The following table contains the contingent performance-vesting stock options granted to each NEO:

Executive	Time-Vesting Stock Options
Stanley C. Erck	400,000
John J. Trizzino	140,000
Gregory M. Glenn, M.D.	165,000
John A. Herrmann III	125,000

Restricted Stock Units

In March 2019, the Compensation Committee awarded the executive officers (i) time-vesting RSUs that vested on September 8, 2019, subject to the executive officer’s continued service through such date, and (ii) performance-vesting RSUs that partially vested on March 8, 2020, subject to the executive officer’s continued service through such date, and based on the Company meeting a performance objective related to its NanoFlu vaccine, and were partially forfeited in September 2019 based on the Company failing to meet a performance objective related to its ResVax vaccine candidate. The following table contains the RSUs granted to each NEO:

Executive	Time-Vesting RSUs(1)	Performance-Vesting RSUs(2)
Stanley C. Erck	—	30,362
John J. Trizzino	5,143	2,344
Gregory M. Glenn, M.D.	7,608	3,804
John A. Herrmann III	4,933	2,248

(1)	One hundred percent of the RSUs subject to this grant under the Company’s 2015 Stock Plan vested six (6) months from the March 8, 2019 grant date subject to continued employment with the Company through the vesting date.

(2)	Vesting of the performance-vesting RSUs subject to this grant under the 2015 Stock Plan is subject to the satisfaction of both (1) a time-vesting requirement, pursuant to which one hundred percent of the RSUs vested on the first anniversary of the March 8, 2019 grant date subject to continued service through such vesting date; and (2) performance-vesting requirements, pursuant to which the RSUs were eligible to vest as to 80% of the underlying shares if on or prior to September 30, 2019, the Company developed a viable, near-term marketing authorization approach for its ResVax vaccine and as to 20% of the underlying shares if on or prior to September 30, 2019, the Company received notification of its right to pursue accelerated approval for its NanoFlu vaccine from the U.S. Food and Drug Administration (“FDA”), subject in each case to continued service with the Company through the first anniversary of the grant date.

As part of our annual grant process, in September 2019, the Compensation Committee awarded the executive officers other than Dr. Glenn time-vesting RSUs that vest in three equal annual installments on the first three anniversaries of the date of grant, subject to continued service with the Company through the applicable vesting date. The following table contains the RSUs granted to each NEO:

Executive	Time-Vesting RSUs
Stanley C. Erck	19,638
John J. Trizzino	10,613
Gregory M. Glenn, M.D.	—
John A. Herrmann III	11,919

In addition, in September 2019, the Compensation Committee awarded the executive officers other than the CEO retention RSUs that vest on the first anniversary of the grant date, subject to continued service with the Company through the vesting date. The following table contains the retention RSUs granted to each NEO:

Executive	Time-Vesting RSUs
Stanley C. Erck	—
John J. Trizzino	31,900
Gregory M. Glenn, M.D.	38,588
John A. Herrmann III	30,900

Stock Appreciation Rights

In September 2019, as part of the annual grant process, the Compensation Committee awarded the executive officers other than Mr. Herrmann time-vesting SARs that will be settled in shares. The SARs vest as to 25% of the SARs on the first anniversary of the grant date and as to the remaining 75% in equal monthly installments over a three-year period, subject to continued service with the Company through the applicable vesting date. The following table contains the SARs granted to each NEO:

Executive	Time-Vesting SARs
Stanley C. Erck	100,000
John J. Trizzino	18,400
Gregory M. Glenn, M.D.	66,100
John A. Herrmann III	—

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

Employment Agreements and Severance Benefits

As of December 31, 2019, the Company had employment agreements in place with all of the NEOs. The employment agreements provide for certain payments if the NEO is terminated by the Company without cause or leaves for good reason. The terms of these agreements are described in greater detail in the section titled “Overview of Employment and Change in Control Agreements.” All of the NEOs are “at will” employees.

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

Tax and Accounting Implications

Section 162(m) limits to $1 million the amount a company may deduct for compensation paid to certain executive officers, subject to certain grandfathering rules for performance-vesting compensation in effect on November 2, 2017 and not materially modified after such date. The Compensation Committee believes that its primary responsibility is to provide a compensation program that attracts, retains and rewards the executives necessary for our success. Accordingly, the Compensation Committee has authorized, and will continue to authorize, compensation arrangements that are not fully deductible under Section 162(m) of the Code or that may otherwise be limited as to tax deductibility.

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

Prohibition on Hedging and Pledging our Common Stock

Our insider trading policy prohibits all directors, officers and other employees from engaging in hedging of our common stock or similar transactions that transfer to another, in whole or in part, any of the economic consequences of ownership of our common stock, such as put and call options and short and long sales, convertible debentures or preferred stock and debt securities (debentures, bonds and notes). Further, our insider trading policy provides that no director, executive officer or vice president may engage in any transaction involving pledging of our common stock.

Compensation Risk Assessment

The Compensation Committee regularly reviews the Company’s compensation and benefits programs, policies and practices, including its executive compensation program and its incentive-based compensation programs for its executive officers, to determine whether such programs, policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. Our compensation and governance-related policies are enhanced by our clawback policy, described in the section titled “Elements of Compensation — Clawback Policy” on page 23 of this Form 10-K Amendment, as well as a policy prohibiting hedging and pledging of our securities by our directors and officers, including our NEOs. Based on its assessment, the Compensation Committee does not believe that our compensation programs, policies and practices, in conjunction with our existing processes and controls, create risks that are reasonably likely to have a material adverse effect on our business and operations.

Compensation Committee Interlocks and Insider Participation

During 2019, Dr. Douglas, Ms. King, Mr. McManus, and Dr. Young served as members of the Compensation Committee. None of the members of the Compensation Committee were at any time during 2019 an employee or executive officer of Novavax.

No executive officer of the Company currently serves, or during 2019 served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

Stockholder Outreach

Active stockholder outreach and interaction is paramount to Novavax’ investor relations strategy. Consistent with that, Novavax attended four investor conferences in 2019, the majority of which included presentations and opportunities to meet with institutional investors in individual one-on-one settings. Novavax further conducted two non-deal roadshows in the U.S. and Europe. On-site meetings with both sell-side and buy-side contacts included tours of Novavax’ facilities and provided additional opportunities for investor interaction and feedback. Novavax holds an annual stockholder day. In total, Novavax conducted 105 individual calls or meetings with buy-side investors and had 21 interactions with sell-side analysts in 2019. The Company believes these interactions are central to communicating Novavax’ investment opportunity, corporate strategy, milestones and goals, and to obtaining feedback directly from the investment community.

2019 CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, the following information describes the relationship of the annual total compensation of our employees and the annual total compensation of Stanley C. Erck, our President and Chief Executive Officer (our “CEO”).

For 2019:

•	the median of the annual total compensation of all employees of the Company (other than Mr. Erck) was $98,413;

•	Mr. Erck’s annual total compensation, as reported in the Summary Compensation Table included elsewhere within this Form 10-K Amendment, was $2,438,562; and

•	for 2019, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees (“CEO Pay Ratio”) is reasonably estimated to be 25 to 1.

To identify its median employee and determine the annual total compensation of that median employee and the CEO:

•	The Company determined that, as of December 31, 2019, its employee population consisted of approximately 168 individuals, with approximately 121 employees based in the United States and 47 employees located in Sweden. All employees are included, whether employed as full-time, part-time, temporary, or seasonal employees, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2019.

•	We identified our median employee by reviewing compensation data reflected in payroll records consisting of base salary and annual cash incentive payments, which was consistently applied to all employees included in the calculation. Base salary and annual cash incentive payments were used because they represent the Company’s principal broad-based compensation elements.

•	No cost of living adjustments were made in identifying the median employee. For compensation of employees located in Sweden, the exchange rate used was the same as for financial statement translation purposes at December 31, 2019.

•	After identifying the median employee, all of the elements of such employee’s compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, were totaled resulting in annual total compensation of $98,413. With respect to the annual total compensation of the CEO, the Company used the amount reported in the “Total” column of the Summary Compensation Table included in this Form 10-K Amendment.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of our NEOs for the fiscal years ended December 31, 2019, 2018, and 2017.

Name and Principal Position	Year	Salary(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Stanley C. Erck	2019	642,720	431,631	986,660	366,351	11,200	2,438,562
President and CEO	2018	638,040	—	3,509,358	—	11,000	4,158,398
	2017	624,000	—	1,753,125	383,760	10,800	2,771,685

John J. Trizzino	2019	390,701	330,831	584,103	150,421	9,546	1,465,602
SVP, Chief Business Officer	2018	378,078	—	890,700	53,498	7,500	1,329,776
and CFO and Treasurer	2017	366,102	—	425,000	149,145	7,500	947,747

Gregory M. Glenn, M.D.	2019	470,453	348,306	819,421	225,818	11,200	1,875,198
President, Research and	2018	460,125	—	1,131,189	79,142	11,000	1,681,456
Development	2017	450,000	—	531,250	229,500	10,500	1,221,250

John A. Herrmann III	2019	378,591	329,470	488,397	145,758	11,200	1,353,416
SVP, General Counsel and	2018	362,695	—	712,560	51,321	11,000	1,137,576
Corporate Secretary	2017	340,000	—	425,000	138,550	9,767	913,317

(1)	Includes amounts earned, but deferred at the election of the NEO, such as salary deferrals under the Company’s 401(k) plan.

(2)	The amount reported in this column represents the grant date fair value of time-vesting and performance-vesting RSUs granted to our NEOs in 2019. The grant date fair value was calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020. The grant date fair values of the performance-vesting RSUs as reported in the table above are based on the probable outcome of the performance conditions associated with the RSUs on the grant date, which is the same value as if all applicable performance milestones associated with the RSUs were achieved at maximum levels.

(3)	The amount reported in this column represents the grant date fair value of time-vesting stock options and SARs granted to our NEOs in 2019. The grant date fair value was calculated in accordance with FASB ASC Topic 718 assuming all contingent awards were granted on a non-contingent basis. Assumptions used in the calculation of this amount are included in Note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

(4)	Represents performance-vesting bonuses awarded in 2019, 2018, and 2017 under the Company’s incentive cash bonus program. For a description of the incentive cash bonus program, see page 20 in the CD&A.

(5)	For 2019, All Other Compensation consisted of employer matching contributions to the Company’s 401(k) plan for Messrs. Erck, Trizzino, and Herrmann, and Dr. Glenn.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information with respect to option awards and other plan-based awards granted to our NEOs during the fiscal year ended December 31, 2019:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Target ($)	Maximum ($)	Grant Date	Target (#)		Units (#)		Options (#)		Awards(2) ($/Sh)	Awards(3) ($)
Stanley C. Erck	385,632	482,040	9/26/2019					100,000	(4)	5.95	493,330
			9/26/2019					100,000	(5)	5.95	493,330
			9/26/2019			19,638	(6)				116,846
			3/8/2019	30,362	(7)						314,785

John J. Trizzino	156,280	195,350	9/26/2019					100,000	(4)	5.95	493,330
			9/26/2019					18,400	(5)	5.95	90,773
			9/26/2019			10,613	(6)				63,147
			9/26/2019			31,900	(6)				189,805
			3/8/2019			5,143	(6)				53,497
			3/8/2019	2,344	(7)						24,382

Gregory M. Glenn, M.D.	235,226	294,033	9/26/2019					100,000	(4)	5.95	493,330
			9/26/2019					66,100	(5)	5.95	326,091
			9/26/2019			38,588	(6)				229,599
			3/8/2019			7,608	(6)				79,138
			3/8/2019	3,804	(7)						39,569

John A. Herrmann III	151,436	189,295	9/26/2019					99,000	(4)	5.95	488,397
			9/26/2019			11,919	(6)				70,918
			9/26/2019			30,900	(6)				183,855
			3/8/2019			4,933	(6)				51,313
			3/8/2019	2,248	(7)						23,384

(1)	The target cash bonus amount for fiscal 2019 was based on achievement of 100% of the 2019 Objectives and the individual’s earned base salary for 2019 and represented 60% of Mr. Erck’s base salary, 40% of Mr. Trizzino’s base salary, 50% of Dr. Glenn’s base salary, and 40% of Mr. Herrmann’s base salary. The maximum cash bonus amount for fiscal 2019 was capped at achievement of 125% of the 2019 Objectives.

(2)	Stock options and SARs granted have an exercise price or base value, as applicable, equal to the fair market value of a share of the Company’s common stock on the date of grant which, under the 2015 Stock Plan, is equal to the closing price of the Company’s common stock as reported on Nasdaq on the date of grant.

(3)	The grant date fair value was calculated in accordance with FASB ASC Topic 718, assuming all contingent awards were granted on a non-contingent basis. Assumptions used in the calculation of this amount are included in Note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

(4)	Represents stock options granted to our NEOs under the 2015 Stock Plan. All stock option awards in this column are options to purchase shares of the common stock, have a ten-year term and are subject to service-based vesting, as described below.

(5)	Represents SARs granted to our NEOs under the 2015 Stock Plan. All SARs in this column have a ten-year term and are subject to service-based vesting, as described below.

(6)	Represents time-vesting RSUs granted to our NEOs under the 2015 Stock Plan. All time-vesting RSUs are subject to service-based vesting, as described below.

(7)	Represents performance-vesting RSUs granted to our NEOs under the 2015 Stock Plan. The performance criteria applicable to performance-vesting RSUs are described below.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

During 2019, each of the NEOs was party to an employment agreement that provides for a base salary and other benefits. All of the NEOs were eligible to participate in the 2015 Stock Plan and the ESPP, and our benefit plans and programs during 2019. Each of the NEOs’ annual cash bonus opportunity is established and determined pursuant to the 2019 Objectives, as more fully described in the CD&A above. As described above, in 2019, each NEO was granted stock options, SARs and RSUs that are eligible to vest based on continued service, as well as RSUs that are eligible to vest based on the achievement of specified performance criteria.

The severance arrangements with the NEOs and the effect of a change in control on their outstanding equity awards are described below under “Overview of Employment and Change in Control Agreements.”

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR END

The following table sets forth certain information with respect to the value of all outstanding equity awards to the NEOs as of December 31, 2019:

		Option Awards(1)					Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Stanley C. Erck	2/15/2010	7,499	—		48.00	2/15/2020(11)
	6/22/2011	42,999	—		39.80	6/22/2021
	3/1/2012	24,999	—		25.60	3/1/2022
	3/2/2013	44,999	—		36.60	3/2/2023
	3/6/2014	44,999	—		121.00	3/6/2024
	3/5/2015	44,999	—		178.80	3/5/2025
	3/15/2016	42,184	2,815		99.80	3/15/2026(5)
	11/14/2016	21,196	6,303		27.00	11/14/2026(5)
	11/14/2016	—	—	27,500	27.00	11/14/2026(6)
	12/15/2017	41,241	41,258		27.60	12/15/2027(5)
	12/13/2018	24,625	73,874		46.00	12/13/2028(5)
	3/8/2019	—	—	—	—	—				6,072	(7)	24,167
	9/26/2019	—	—	—	—	—	19,638		78,159
	9/26/2019	—	100,000		5.95	9/26/2029(9)
	9/26/2019	—	100,000		5.95	9/26/2029(5)

John J. Trizzino	3/10/2014	14,999	—		117.20	3/10/2024
	3/5/2015	9,999	—		178.80	3/5/2025
	3/15/2016	10,543	706		99.80	3/15/2026(5)
	11/14/2016	4,812	1,437		27.00	11/14/2026(5)
	11/14/2016	—	—	6,250	27.00	11/14/2026(6)
	12/15/2017	9,992	10,007		27.60	12/15/2027(5)
	12/13/2018	6,250	18,749		46.00	12/13/2028(5)
	3/8/2019	—	—	—	—	—				468	(7)	1,863
	9/26/2019	—	—	—	—	—	31,900	(8)	126,962
	9/26/2019	—	—	—	—	—	10,613		42,240
	9/26/2019	—	18,400		5.95	9/26/2029(9)
	9/26/2019	—	100,000		5.95	9/26/2029(5)

Gregory M. Glenn, M.D.	7/1/2010	16,749	—		42.20	7/1/2020(10)
	3/10/2011	3,200	—		50.00	3/10/2021
	3/1/2012	7,500	—		25.60	3/1/2022
	3/2/2013	4,405	—		36.60	3/2/2023
	3/6/2014	8,749	—		121.00	3/6/2024
	3/5/2015	14,999	—		178.80	3/5/2025
	3/15/2016	16,403	1,096		99.80	3/15/2026(5)
	11/14/2016	6,737	2,013		27.00	11/14/2026(5)
	11/14/2016	—	—	8,750	27.00	11/14/2026(6)
	12/15/2017	12,490	12,509		27.60	12/15/2027(5)
	12/13/2018	7,937	23,812		46.00	12/13/2028(5)
	3/8/2019	—	—	—	—	—				760	(7)	3,025
	9/26/2019	—	—	—	—	—	38,588	(8)	153,580
	9/26/2019	—	66,100		5.95	9/26/2029(9)
	9/26/2019	—	100,000		5.95	9/26/2029(5)

John A. Herrmann III	4/15/2010	3,750	—		53.20	4/15/2020
	3/10/2011	1,000	—		50.00	3/10/2021
	3/1/2012	7,499	—		25.60	3/1/2022
	3/2/2013	7,499	—		36.60	3/2/2023
	3/6/2014	7,499	—		121.00	3/6/2024
	6/12/2014	2,499	—		91.00	6/12/2024
	3/5/2015	9,999	—		178.80	3/5/2025
	3/15/2016	10,543	706		99.80	3/15/2026(5)
	11/14/2016	4,812	1,437		27.00	11/14/2026(5)
	11/14/2016	—	—	6,250	27.00	11/14/2026(6)
	12/15/2017	9,992	10,007		27.60	12/15/2027(5)
	12/13/2018	5,000	14,999		46.00	12/13/2028(5)
	3/8/2019	—	—	—	—	—				449	(7)	1,787
	9/26/2019	—	—	—	—	—	30,900	(8)	122,982
	9/26/2019	—	—	—	—	—	11,919		47,438
	9/26/2019	—	99,000		5.95	9/26/2029(5)

(1)	All stock options and SARs included in this table were awarded under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Stock Plan”) or 2015 Stock Plan and, except as noted, vest in four equal annual installments on the first four anniversaries of the date of grant, subject to continued service with the Company through the applicable vesting date.

(2)	All RSUs included in this table were awarded under the 2015 Stock Plan and, except as noted, vest in three equal annual installments on the first three anniversaries of the date of grant, subject to continued service with the Company through the applicable vesting date.

(3)	The exercise price of stock options and base value of SARs is equal to the fair market value of a share of the Company’s common stock on the date of grant which, under the 2005 Stock Plan and the 2015 Stock Plan, is equal to the closing price of the Company’s common stock on the date of grant.

(4)	Amounts in this column have been calculated by multiplying the number of RSUs subject to the applicable award by $3.98, which was the closing price of the Company’s common stock on December 31, 2019.

(5)	Twenty-five percent of the shares subject to this stock option vest one year following the date of grant, and the remaining seventy-five percent will vest in equal monthly installments over the following three years, subject to continued service with the Company through the applicable vesting date.

(6)	Represents performance- and time-vesting stock options, and assume achievement of performance at threshold levels. These stock options are eligible to vest according to the satisfaction of both a time-vesting requirement, pursuant to which 25% of the shares subject to this option vest one year following the date of grant, and the remaining 75% will vest in equal monthly installments over the following three years subject to continued employment through the vesting date; and a performance-vesting requirement, pursuant to which 33.33%, 33.33%, and 33.34% of the shares will vest if, at any time during the four-year period from the grant date, the volume-weighted average stock price of the Company’s common stock meets or exceeds three separate pre-determined dollar targets, respectively, for twenty (20) consecutive trading days.

(7)	The performance-vesting RSUs were eligible to vest as to 80% of the underlying shares if on or prior to September 30, 2019, the Company developed a viable, near-term marketing authorization approach for its ResVax vaccine and as to 20% of the underlying shares if on or prior to September 30, 2019, the Company received notification of its right to pursue accelerated approval for its NanoFlu vaccine from the FDA, subject in each case to continued service with the Company through the first anniversary of the grant date.

(8)	The RSUs vest in full on the first anniversary of the date of grant, subject to continued service with the Company through the vesting date.

(9)	Twenty-five percent of the shares underlying this SAR grant under the 2015 Stock Plan will vest on the first anniversary of the grant date, and the remaining 75% will vest in equal monthly installments over the following three years, subject to continued employment with the Company through the vesting date.

(10)	The shares subject to this stock option vested in three equal annual installments on the first three anniversaries of the date of grant, subject to continued service with the Company through the applicable vesting date.

(11)	These options vested one year following the date of grant.

OPTIONS EXERCISED AND STOCK VESTED

Our NEOs did not exercise any stock options during the fiscal year ended December 31, 2019. The following table sets forth certain information concerning the holding of RSUs that vested during the fiscal year ended December 31, 2019.

	Stock Awards
Executive	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Stanley C. Erck	—	—
John J. Trizzino	5,143	28,287
Gregory M. Glenn, M.D.	7,608	41,844
John A. Herrmann III	4,933	27,132

(1)	Amounts in this column represent RSUs that vested during 2019.

(2)	The dollar amount in this column is determined by multiplying the number of shares of the Company’s common stock underlying RSUs that vested during 2019 by the closing price of a share of the Company’s common stock on the date the RSUs vested.

OVERVIEW OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

Employment Agreements

On December 31, 2019, the Company had employment agreements in place with each of our NEOs. Each employment agreement provides for a base salary subject to review each year, an incentive bonus, and equity awards. Salary information and the target amount of the incentive bonus are described in greater detail on pages 15 through 25 in the CD&A. The amount of any incentive bonus and the form of payment (cash, equity, or some combination of the two) are at the discretion of the Board.

The employment agreements also provide that additional equity may be awarded to the NEO based upon his performance and subject to the Board’s approval, for the reimbursement of reasonable expenses incurred by him in connection with the performance of his duties, and for the NEO to participate in the Company’s Severance Plan (discussed below). Each NEO must devote his full business time to the performance of services to the Company.

The employment agreements require each NEO to maintain the confidentiality of the Company’s proprietary information and provide that all work product discovered or developed by the NEO in the course of the NEO’s employment belongs to the Company. In addition, in the employment agreements, the NEOs have agreed not to compete with the Company, directly or indirectly, within the United States or interfere with or solicit the Company’s contractual relationships, in each case during the term of his employment and for the duration of the severance period provided for the NEO following the termination of his employment.

If an NEO is terminated without “cause” or leaves the Company for “good reason” (as such terms are defined in each employment agreement), the NEO may receive a lump sum separation payment. The amount of these payments is more specifically described in the section “Potential Payments Upon Termination” beginning on page 36. To be entitled to such a payment, the NEO must execute and deliver to the Company a waiver and separation agreement, releasing the Company from any claims.

Amended and Restated Change in Control Severance Benefit Plan

In August 2005, the Board adopted a Change in Control Severance Benefit Plan, which has since been amended in July 2006, December 2008, and June 2011 (the “Severance Plan”). The purpose of the Severance Plan is to provide severance pay and benefits to a select group of employees in the event that their employment with the Company is terminated following a change in control event, to provide such employees with an incentive to remain with the Company, and help the Company consummate a strategic corporate sale or transaction that maximizes stockholder value. Participants in the Severance Plan are recommended by the CEO and approved by the Board. Selected participants with existing severance agreements are deemed to elect coverage under the Severance Plan and are not eligible for any severance benefits under other agreements unless expressly provided otherwise by the Board. Each of the NEOs participates in the Severance Plan.

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

The specific periods of time following the effective date of a Change in Control during which payment of benefits under the Severance Plan may be triggered by termination, and the severance payment and benefits provided pursuant to the Severance Plan, are as follows:

Severance(1)(2)
Executive	Protected Period	Payment	Continuation of Benefits Period
Stanley C. Erck.	24 months	24 months salary	18 months
John J. Trizzino.	12 months	12 months salary	12 months
Gregory M. Glenn, M.D.	12 months	12 months salary	12 months
John A. Herrmann III.	12 months	12 months salary	12 months

(1)	If a triggering event occurs, the participant is entitled to a lump sum severance payment; a bonus equal to 100% of the target annual performance bonus for the year in which the termination date occurred multiplied by the length in years of the participant’s severance benefit period; and continuation of medical, dental, and vision benefits for the same number of months as the severance period, with the exception of Mr. Erck, whose benefits continue for 18 months.

(2)	The NEOs are also entitled to certain payments and benefits upon termination of employment that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include accrued salary and accrued, but unused vacation pay, and availability for distribution of plan balances under the Company’s 401(k) plan.

As used in the Severance Plan, the below terms have the following meanings:

Term	Definition

Involuntary Termination without Cause	The termination of an eligible employee’s employment which is initiated by the Company for a reason other than Cause.

Cause	•	Conviction of, a guilty plea with respect to, or a plea of nolo contendere to a charge that the eligible employee has committed a felony under the laws of the United States or of any state or a crime involving moral turpitude, including, but not limited to, fraud, theft, embezzlement, or any crime that results in or is intended to result in personal enrichment at the expense of the Company;

	•	Material breach of any agreement entered into between the eligible employee and the Company that impairs the Company’s interest therein;

	•	Willful misconduct, significant failure to perform the eligible employee’s duties, or gross neglect by the eligible employee of the eligible employee’s duties; or

	•	Engagement in any activity that constitutes a material conflict of interest with the Company

Constructive Termination	A termination initiated by an eligible employee because any of the following events or conditions has occurred:

	•	a change in the eligible employee’s position or responsibilities (including reporting responsibilities) which represents an adverse change from the eligible employee’s position or responsibilities as in effect immediately preceding the effective date of a Change in Control or at any time thereafter; the assignment to the eligible employee of any duties or responsibilities which are inconsistent with the eligible employee’s position or responsibilities as in effect immediately preceding the effective date of a Change in Control or at any time thereafter; except in connection with the termination of the eligible employee’s employment for Cause or the termination of an eligible employee’s employment because of an eligible employee’s disability or death, or except resulting from a voluntary termination by the employee other than as a result of a Constructive Termination;

	•	a material reduction in the eligible employee’s pay or any material failure to pay the eligible employee any compensation or benefits to which the eligible employee is entitled within five days of the date due;

	•	the Company’s requiring the eligible employee to relocate his principal worksite to any place outside a 50 mile radius of the eligible employee’s current worksite, except for reasonably required travel on the business of the Company or its affiliates which is not materially greater than such travel requirements prior to the Change in Control;

	•	a material reduction in the eligible employee’s pay or any material failure to pay the eligible employee any compensation or benefits to which the eligible employee is entitled within five (5) days of the date due;

	•	the Company’s requiring the eligible employee to relocate his principal worksite to any place outside a fifty (50) mile radius of the eligible employee’s current worksite, except for reasonably required travel on the business of the Company or its affiliates which is not materially greater than such travel requirements prior to the Change in Control;

•	the failure by the Company to continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or employee benefit plan in which the eligible employee was participating immediately preceding the effective date of a Change in Control or at any time thereafter, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the eligible employee;

•	any material breach by the Company of any provision of the Severance Plan; or

•	the failure of the Company to obtain an agreement, from any successors and assigns to assume and agree to perform the obligations created under the Severance Plan as a result of a Change in Control.

Change in Control	•	A sale, lease, license, or other disposition of all or substantially all of the assets of the Company;

	•	A consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger, or reorganization, own less than 50% of the outstanding voting power of the surviving entity and its parent following the consolidation, merger, or reorganization;

	•	Any transaction or series of related transactions involving a person or entity, or a group of affiliated persons or entities (but excluding any employee benefit plan or related trust sponsored or maintained by the Company or an affiliate) in which such persons or entities that were not stockholders of the Company immediately prior to their acquisition of the Company securities as part of such transaction become the owners, directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities other than by virtue of a merger, consolidation, or similar transaction and other than as part of a private financing transaction by the Company; or

	•	A change in the Incumbent Board, which occurs if the existing members of the Board on the date the Severance Plan was initially adopted by the Board (the “Incumbent Board”) cease to constitute at least a majority of the members of the Board, provided, however, that any new Board member shall be considered a member of the Incumbent Board for this purpose if the appointment or election (or nomination for such election) of the new Board member is approved or recommended by a majority vote of the members of the Incumbent Board who are then still in office.

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes the payment that would be payable to our NEOs as of December 31, 2019, in the event of the various termination scenarios, including termination other than for cause, termination for cause, and termination in connection with a change in control:

		Triggering Event
Executive	Benefit	Termination Other Than for Cause(1) ($)	Termination For Cause(2) ($)	Termination in Connection with a Change in Control(3) ($)
Stanley C. Erck	Severance Payment	964,080	—	1,285,440
	Bonus	—	—	385,362(4)
	Equity Awards	—	—	—(5)
	Health Insurance	31,489(6)	—	31,489(6)
	Total	995,569	—	1,702,291

John J. Trizzino	Severance Payment	393,567	—	393,567
	Bonus	—	—	156,280(4)
	Equity Awards	—	—	—(5)
	Health Insurance	—	—	20,993(6)
	Total	393,567	—	570,840

Gregory M. Glenn, M.D.	Severance Payment	472,770	—	472,770
	Bonus	—	—	235,226(4)
	Equity Awards	—	—	—(5)
	Health Insurance	—	—	20,993(6)
	Total	472,770	—	728,989

John A. Herrmann III	Severance Payment	381,368	—	381,368
	Bonus	—	—	151,436(4)
	Equity Awards	—	—	—(5)
	Health Insurance	—	—	17,529(6)
	Total	381,368	—	550,333

(1)	On December 31, 2019, the Company had employment agreements with Dr. Glenn and Messrs. Erck, Herrmann, and Trizzino, which provided for a lump sum cash severance payment equal to 18 months’ base salary for Mr. Erck and 12 months’ base salary for Dr. Glenn and Messrs. Herrmann and Trizzino if the executive is terminated without “cause” or leaves for “good reason.” All vested and exercisable stock options held by Dr. Glenn and Messrs. Herrmann and Trizzino must be exercised within three months following the termination date. Mr. Erck is entitled to (i) continuation of medical, dental, and vision benefits for 18 months following the date of termination and (ii) the accelerated vesting of 50% of the unvested portion of each stock option or restricted stock grant made by the Company. Mr. Erck may exercise all outstanding vested stock options held at termination (including any accelerated options or grants) during the 12 month period following the date of termination.

(2)	In the event an NEO is terminated for cause, the Company has no further obligation to the executive other than the obligation to pay any unpaid base salary and unused vacation accrued through the termination date. Cause means (i) the executive’s willful failure or refusal to perform in all material respects the services required to be performed by him; (ii) the executive’s willful failure or refusal to carry out any proper and material direction by the President and Chief Executive Officer or Board (or, with respect to Mr. Erck’s agreement, the Board, and with respect to Mr. Herrmann’s agreement, the CMO, the CEO or the Board) with respect to the services to be rendered by him or the manner of rendering such services; (iii) the executive’s willful misconduct or gross negligence in the performance of his duties (or, with respect to Mr. Herrmann’s and Mr. Trizzino’s agreements, the executive’s misconduct in the performance of his duties); (iv) the executive’s commission of an act of fraud, embezzlement, or theft or felony involving moral turpitude; (v) the executive’s use of confidential information, other than for the benefit of the Company in the course of rendering services to the Company; or (vi) a breach of the executive’s non-competition obligations.

(3)	Under the Severance Plan, all current unvested stock options become vested and exercisable in full only upon a termination of employment following a Change in Control (a double trigger acceleration). The Severance Plan provides that all vested and exercisable stock options may be exercised within one year from the participant’s termination date, provided, however, that no exercise may occur later than the expiration date of the option as set forth in the applicable stock option agreement.

(4)	Bonus equals 100% of the NEO’s target annual bonus award, expressed as a monthly payment, multiplied by the participant’s severance benefit period, expressed monthly.

(5)	Represents the value of all unvested stock options outstanding at the closing price on December 31, 2019, minus any applicable exercise price.

(6)	Reflects the premiums for health, dental, and vision coverage under the Company’s group health insurance program. Amounts are based on the premiums in effect at December 31, 2019.

Termination as a Result of Death or Disability

In the event an NEO is terminated as a result of death or disability, all outstanding equity awards granted to the executive on or after March 2016 will vest as to 50% of the unvested portion of each grant as of the termination date. Otherwise, the Company has no further obligation to the executive other than the obligation to pay any unpaid base salary and unused vacation accrued through the termination date. If the executive dies while in the employ of the Company (or within three months after the date on which the executive ceases to be an employee), vested and exercisable options may be exercised by the executive’s estate for one year following the executive’s death. If the executive becomes disabled while in the employ of the Company, vested and exercisable options may be exercised by the executive for a period of one year after the executive ceases to be an employee due to a disability.

COMPENSATION OF DIRECTORS

Compensation paid to our non-employee directors is comprised of two components: (i) cash compensation and (ii) equity awards.

Cash Compensation

Our non-employee director cash compensation arrangement for 2019 was as follows:

Fee(s)	2019 Amount
Annual Director Retainer	$40,000 – Non-Employee Director

Annual Chairperson Retainer	$35,000 – Board $20,000 – Audit Committee $15,000 – Compensation Committee $10,000 – Nominating and Corporate Governance Committee

Committee Member Retainer	$10,000 – Audit Committee $7,500 – Compensation Committee $5,000 – Nominating and Corporate Governance Committee

Board and Committee Meetings	Directors do not receive compensation for attending meetings. Directors are reimbursed for reasonable costs and expenses incurred in connection with attending any Board or committee meetings or any other Company related business activities.

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

Dr. Douglas has elected to defer fees earned in the fiscal year ending December 31, 2019. The following table shows how he currently has his deferred fees credited.

Name	Annual Retainer
Richard H. Douglas, Ph.D.	Cash account – 0% Company common stock account – 100%

Equity Awards

On December 12, 2019, the Compensation Committee granted options to purchase 18,000 shares of the Company’s common stock to each of Ms. King, Messrs. Evans and McManus, and Dr. Douglas. In recognition of his service as our Chairperson, Dr. Young was granted an option to purchase 40,000 shares of the Company’s common stock, of which the option to purchase 2,500 shares of Company common stock was null and void pursuant to the terms of the 2015 Stock Plan as of the date of grant, resulting in an award to him of an option to purchase 37,500 shares of the Company’s common stock. All of the aforementioned options have an exercise price of $3.985 per share and will vest in full one year from the date of grant.

Summary Director Compensation Table

The Company does not pay employee directors additional compensation for service on the Board. The following table sets forth information concerning the compensation paid by the Company to each individual who served as a non-employee director at any time during fiscal year 2019:

	Fees Earned or	Option
	Paid in Cash(1)	Awards(2)	Total
Name	($)	($)	($)
Richard H. Douglas, Ph.D.	57,500	61,796	119,296
Gary C. Evans	60,000	61,796	121,796
Rachel K. King	52,500	61,796	114,296
Michael A. McManus, Jr., J.D.	72,500	61,796	134,296
Rajiv I. Modi, Ph.D.(3)	—	—	—
James Young, Ph.D.	95,000	128,741	223,741

(1)	Represents fees earned in 2019.

(2)	Represents options granted in 2019 in respect of 2019 service on the Board. The grant date fair value was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. Assumptions used in the calculation of this amount are included in Note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020. As of December 31, 2019, the aggregate number of stock options held by each non-employee director is as follows: Dr. Douglas, 41,000; Mr. Evans, 39,500; Ms. King 26,000, Mr. McManus, 36,250; Dr. Modi, none; and Dr. Young, 100,750.

(3)	Due to his relationship with Cadila and CPL Biologicals Private Limited, Dr. Modi did not receive compensation for his services a director in 2019.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K Amendment.

COMPENSATION COMMITTEE
James F. Young, Chair
Richard H. Douglas, Ph.D.
Rachel K. King
Michael A. McManus, Jr., J.D.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock authorized for issuance under our equity compensation plans as of December 31, 2019. See also the information regarding stock options in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)
Equity compensation plans approved by security holders(1)	4,992,792(2)	$39.32	520,054
Equity compensation plans not approved by security holders	—	—	—
Total	4,992,792(2)	$39.32	520,054

(1)	Consists of the 2015 Stock Plan, 2005 Stock Plan, and ESPP. The 2005 Stock Plan terminated pursuant to its terms on February 23, 2015 and no further awards will be made pursuant to that plan. The weighted-average exercise price in column (b) excludes RSUs, which are not subject to an exercise price.

(2)	Includes 1,014,200 stock options granted to certain employees with a weighted-average exercise price of $5.95 under the 2015 Plan that are subject to approval at the Company’s 2020 Annual Meeting of Stockholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 17, 2020, unless otherwise indicated, with respect to the beneficial ownership of our common stock by (i) each director of the Company, (ii) each of the named executive officers of the Company, as identified in the “Summary Compensation Table” of this Form 10-K Amendment, and (iii) all directors and executive officers of the Company as a group. As of April 17, 2020, no person (including any group) is known to the Company to beneficially own more than 5% of the outstanding shares of our common stock.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)	Percentage of Class Outstanding(3)
Directors and Named Executive Officers
Richard H. Douglas, Ph.D.(4)	50,500	*
Gary C. Evans(5)	36,598	*
Rachel K. King(6)	12,300	*
Michael A. McManus, Jr.(7)	27,951	*
Rajiv I. Modi, Ph.D.(8)	125,000	*
James F. Young, Ph.D.(9)	62,250	*
Stanley C. Erck(10)	381,114	*
Gregory M. Glenn, M.D.(11)	110,294	*
John A. Herrmann III(12)	73,095	*
John J. Trizzino(13)	68,784	*
All directors and executive officers as a group (10 persons)(14)	947,886	1.6%

* Less than 1%.

(1)	Each beneficial owner named in the table above (except as otherwise indicated in the footnotes below) has an address in c/o Novavax, Inc., 21 Firstfield Road, Gaithersburg, Maryland 20878.

(2)	Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares of the Company’s common stock. Unless otherwise indicated, each beneficial owner named in the table has sole voting and investment power over the shares beneficially owned. With respect to each person or group, percentages are calculated based on the number of shares of common stock beneficially owned, including shares that may be acquired by such person or group within 60 days of April 25, 2019 upon the exercise of stock options, RSUs, warrants, or other purchase rights, but not the exercise of options, warrants, or other purchase rights held by any other person.

(3)	Percentages have been calculated based on 57,942,587 shares of the Company’s common stock outstanding as of April 17, 2020.

(4)	Includes 23,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020.

(5)	Includes 20,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020. Also includes 400 shares owned by Mr. Evans as a result of shares held in trusts for the benefit of Mr. Evans’s children.

(6)	Includes 8,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020. Also includes 2,200 shares of common stock indirectly owned by Mrs. King as a result of shares held in trusts for the benefit of Mrs. King’s children.

(7)	Includes 18,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020.

(8)	Consists of 125,000 shares owned by Satellite Overseas (Holdings) Limited, a wholly-owned subsidiary of Cadila Pharmaceuticals Ltd. Dr. Modi is a managing director of Cadila Pharmaceuticals Ltd.

(9)	Consists solely of 62,250 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020.

(10)	Includes 360,620 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020.

(11)	Includes 108,455 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020.

(12)	Includes 72,820 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020.

(13)	Includes 63,697 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020.

(14)	Includes 737,342 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2020.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Dr. Modi, a director of Novavax, is also the managing director of Cadila. Novavax and Cadila have formed a joint venture called CPL Biologicals Private Limited, of which Novavax owns 20% and Cadila owns the remaining 80%. As of April 17, 2020, a subsidiary of Cadila owns 125,000 shares of Novavax’ outstanding common stock.

In July 2017, the Company entered into a consulting agreement with Dr. Sarah Frech, the spouse of Mr. Stanley C. Erck, the Company’s President and Chief Executive Officer. Dr. Frech is a seasoned biotechnology executive with significant experience managing multiple clinical programs. Under the agreement, Dr. Frech provides clinical development and operations services related to the Company’s Phase 3 clinical trial of ResVax and other professional services. The agreement terminated in July 2019. In 2019 and 2018, the Company incurred $0.1 million and $0.3 million, respectively, in consulting expenses under the agreement. See also the information regarding the consulting agreement in Note 16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

There are no family relationships among any of the directors or executive officers (or any nominee therefor) of Novavax. No director, executive officer, nominee, or any associate of any of the foregoing has any interest, direct or indirect, in any proposal to be considered and acted upon at our 2020 Annual Meeting of Stockholders (other than the election of directors).

DIRECTOR INDEPENDENCE

On March 20, 2020, the Board determined, upon a recommendation by the Nominating and Corporate Governance Committee, that, with the exception of Dr. Modi and Mr. Erck, all of the members of the Board are “independent” directors, as that term is defined in the Nasdaq listing standards. Mr. Erck is currently the President and Chief Executive Officer of the Company. Dr. Modi is not an “independent” director due to his interest in Cadila and the joint venture it has with the Company, as described in the section titled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following table shows the fees billed by Ernst & Young LLP for professional services rendered as the Company’s independent registered public accounting firm during the 2019 and 2018 fiscal years.

	Ernst & Young LLP
Fee Category	2019 ($)	2018 ($)
Audit Fees	735,908(1)	701,681(2)
Audit-Related Fees	—	—
Tax Fees	79,247	85,347
All Other Fees	—	—
Total Fees	815,155	787,028

(1)	Includes $43,343 for services related to the Company’s shelf registration and prospectus supplement filings.

(2)	Includes $70,000 for services related to the Company’s public offering of common stock.

Audit Fees. Consists of fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2019 and 2018 and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q. These amounts included fees billed for annual financial statement and internal control audits, quarterly reviews, consultations on accounting matters, and registration statement filings and consents.

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

To ensure prompt handling of unexpected matters, the Audit Committee has delegated authority to pre-approve audit and permissible non-audit services between regularly scheduled meetings of the committee to its chair and, in certain limited instances, to its Chief Financial Officer, who are each responsible for reporting any pre-approval decisions to the Audit Committee at its next scheduled meeting. Except as noted above, the Audit Committee has not and will not delegate to management of the Company the Audit Committee’s responsibilities to pre-approve services performed by the independent registered public accounting firm. The Audit Committee pre-approved all audit services provided to the Company by each independent registered public accounting firm engaged during the fiscal years ended December 31, 2019 and 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Stanley C. Erck
Stanley C. Erck President and Chief Executive Officer

Date: April 29, 2020

