Form 10-Q
period 2020-03-31
NOVAVAX INC
filed 2020-05-11
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 57,958,587 as of April 30, 2020.

NOVAVAX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019	2

	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2020 and 2019	3

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019	4

	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,881	$78,823
Marketable securities	57,474	—
Restricted cash	6,900	2,947
Accounts receivable	—	7,500
Prepaid expenses and other current assets	10,977	7,977
Total current assets	255,232	97,247
Restricted cash	411	410
Property and equipment, net	10,795	11,445
Intangible assets, net	5,052	5,581
Goodwill	49,988	51,154
Other non-current assets	6,590	7,120
Total assets	$328,068	$172,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,518	$2,910
Accrued expenses	10,004	14,867
Accrued interest	2,031	5,078
Deferred revenue	3,113	1,678
Other current liabilities	1,316	1,262
Total current liabilities	18,982	25,795
Deferred revenue	2,500	2,500
Convertible notes payable	320,967	320,611
Other non-current liabilities	9,590	10,068
Total liabilities	352,039	358,974

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2020 and December 31, 2019; 53,906,322 shares issued and 53,854,913 shares outstanding at March 31, 2020 and 32,399,352 shares issued and 32,352,416 shares outstanding at December 31, 2019	539	324
Additional paid-in capital	1,450,279	1,260,551
Accumulated deficit	(1,457,665)	(1,431,801)
Treasury stock, 51,409 shares, cost basis at March 31, 2020 and 46,936 shares, cost basis at December 31, 2019	(2,638)	(2,583)
Accumulated other comprehensive loss	(14,486)	(12,508)
Total stockholders’ deficit	(23,971)	(186,017)
Total liabilities and stockholders’ deficit	$328,068	$172,957

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Grant and other	$3,377	$3,982
Total revenue	3,377	3,982

Expenses:
Research and development	16,895	35,473
General and administrative	9,379	8,732
Total expenses	26,274	44,205
Loss from operations	(22,897)	(40,223)
Other income (expense):
Investment income	436	420
Interest expense	(3,403)	(3,403)
Other income (expense)	—	(12)
Net loss	$(25,864)	$(43,218)

Basic and diluted net loss per share	$(0.58)	$(2.11)

Basic and diluted weighted average number of common shares outstanding	44,421	20,442

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(25,864)	$(43,218)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable debt securities available-for-sale	(132)	5
Foreign currency translation adjustment	(1,846)	(1,174)
Other comprehensive loss	(1,978)	(1,169)
Comprehensive loss	$(27,842)	$(44,387)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	(Deficit)
	(in thousands, except share information)
Balance at December 31, 2019	32,399,352	$324	$1,260,551	$(1,431,801)	$(2,583)	$(12,508)	$(186,017)
Non-cash compensation cost for stock options, RSUs, SARs and ESPP	—	—	3,965	—	—	—	3,965
Vesting of RSUs/Purchases under ESPP	33,239	—	60	—	(55)	—	5
Issuance of common stock, net of issuance costs of $2,498	21,473,731	215	185,703	—	—	—	185,918
Unrealized loss on marketable securities	—	—	—	—	—	(132)	(132)
Foreign currency translation adjustment	—	—	—	—	—	(1,846)	(1,846)
Net loss	—	—	—	(25,864)	—	—	(25,864)
Balance at March 31, 2020	53,906,322	$539	$1,450,279	$(1,457,665)	$(2,638)	$(14,486)	$(23,971)

Balance at December 31, 2018	19,245,302	$192	$1,144,621	$(1,299,107)	$(2,450)	$(11,191)	$(167,935)
Non-cash compensation cost for stock options, RSUs and ESPP	—	—	5,558	—	—	—	5,558
Exercise of stock options/Purchases under ESPP	51,388	1	941	—	—	—	942
Issuance of common stock, net of issuance costs of $1,115	4,198,776	42	55,197	—	—	—	55,239
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(1,174)	(1,174)
Net loss	—	—	—	(43,218)	—	—	(43,218)
Balance at March 31, 2019	23,495,466	$235	$1,206,317	$(1,342,325)	$(2,450)	$(12,360)	$(150,583)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net loss	$(25,864)	$(43,218)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	925	1,939
Loss on disposal of property and equipment	—	88
Amortization of debt issuance costs	356	356
Non-cash stock-based compensation	3,965	5,558
Other	—	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,521	(296)
Accounts payable and accrued expenses	(8,450)	(11,853)
Deferred revenue	1,437	(3,167)
Net cash used in operating activities	(23,110)	(50,607)

Investing Activities:
Capital expenditures	(122)	(805)
Proceeds from maturities of marketable securities	—	22,000
Purchases of marketable securities	(57,606)	(2,484)
Net cash provided by (used in) investing activities	(57,728)	18,711

Financing Activities:
Net proceeds from sales of common stock	185,918	55,239
Proceeds from the exercise of stock options and employee stock purchases	5	942
Net cash provided by financing activities	185,923	56,181
Effect of exchange rate on cash, cash equivalents and restricted cash	(73)	(45)
Net increase in cash, cash equivalents and restricted cash	105,012	24,240
Cash, cash equivalents and restricted cash at beginning of period	82,180	81,959
Cash, cash equivalents and restricted cash at end of period	$187,192	$106,199

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses	$125	$194

Supplemental disclosure of cash flow information:
Cash payments of interest	$6,094	$6,094

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary, Novavax AB, the “Company”) is a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. The Company’s vaccine candidates, including its lead candidates, NanoFluTM and ResVaxTM, and its recent coronavirus vaccine candidate, NVX-CoV2373, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. The Company’s technology targets a variety of infectious diseases. The Company is also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, its wholly owned Swedish subsidiary. The Company’s lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2020, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended March 31, 2020 and 2019, the consolidated statements of changes in stockholders’ deficit for the three months ended March 31, 2020 and 2019 and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ deficit and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiary, Novavax AB. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona). The translation of assets and liabilities of Novavax AB to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $14.4 million and $12.5 million at March 31, 2020 and December 31, 2019, respectively.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	March 31, 2020	December 31, 2019
Cash	$39,348	$15,863
Money market funds	47,654	42,960
Asset-backed securities	24,250	20,000
Corporate debt securities	68,629	—
Cash and cash equivalents	$179,881	$78,823

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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Grant Agreement (as defined in Note 9) with the Bill & Melinda Gates Foundation (“BMGF”) under which the Company was awarded a grant up to $89.1 million, payment received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) grant awarded in March 2020 (as discussed in Note 9), escrow funds received in connection with a transaction in 2019 with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc.), a unit of Catalent Biologics (“Catalent”), pursuant to which the Company agreed to sell to Catalent certain assets related to its biomanufacturing and development activities and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the Grant Agreement and CEPI grant funds as it incurs expenses for services performed under these agreements. At both March 31, 2020 and December 31, 2019, the restricted cash balances (both current and non-current) consisted of $1.4 million of payments received under the Grant Agreement, $3.9 million payment under the CEPI grant at March 31, 2020, $1.5 million held in escrow received in connection with the Catalent transaction and $0.4 million of security deposits.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$179,881	$78,823
Restricted cash current	6,900	2,947
Restricted cash non-current	411	410
Cash, cash equivalents and restricted cash	$187,192	$82,180

Revenue Recognition

The Company performs research and development under grant, license and clinical development agreements. Payments received in advance of work performed are recorded as deferred revenue.

In March 2020, the Company was awarded a grant of $3.9 million from CEPI to facilitate its development of a vaccine to prevent a new strain of the coronavirus (“COVID-19”) in preparation for potential future clinical trials. The Company’s grant does not provide a direct economic benefit to CEPI. Based on this circumstance, the Company does not consider CEPI to be a customer and concluded the funding agreement is outside the scope of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Payments received under the grant are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

The Company analyzed the grant with CEPI to determine whether the payments received should be recorded as revenue or as a reduction to research and development expenses. In reaching the determination that such payments should be recorded as revenue, management considered a number of factors, including whether the Company is principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s core operations. Further, management has consistently applied its policy of presenting such amounts as revenue

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At March 31, 2020 and 2019, the Company had outstanding stock options, stock appreciation rights (“SARs”) and unvested restricted stock units (“RSUs”) totaling 4,968,953 and 3,063,049, respectively. At March 31, 2020, the Company’s Notes (see Note 6) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from the goodwill carrying amount. The standard was effective January 1, 2020 for the Company and will be applied prospectively from the date of adoption. The adoption of ASU 2017-04 did not have a material impact on the Company’s historical financial statements.

Note 3 – Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at March 31, 2020						Fair Value at December 31, 2019
Assets	Level 1		Level 2		Level 3		Level 1		Level 2		Level 3
Money market funds(1)		$47,654	$	―	$	―		$42,960	$	―	$	―
Asset-backed securities(2)		―		24,250		―		―		20,000		―
Corporate debt securities(3)		―		126,103		―		―		―		―
Total assets		$47,654		$150,353	$	―		$42,960		$20,000	$	―
Liabilities
Convertible notes payable	$	―		$253,331	$	―	$	$ ―		$125,811	$	―

(1)	Classified as cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively, on the consolidated balance sheets.
(2)	Includes $24,250 and $20,000 classified as cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively, on the consolidated balance sheets.
(3)	Includes $68,629 classified as cash and cash equivalents as of March 31, 2020 on the consolidated balance sheets.

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor’s valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Pricing of the Company’s Notes (see Note 6) has been estimated using other observable inputs, including the price of the Company’s common stock, implied volatility, interest rates and credit spreads among others.

During the three months ended March 31, 2020 and 2019, the Company did not have any transfers between levels.

The amount recorded in the Company’s unaudited consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 4 – Marketable Securities

Marketable securities classified as available-for-sale as of March 31, 2020 and December 31, 2019 were comprised of (in thousands):

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,606	$—	$(132)	$57,474	$—	$—	$—	$—
Total	$57,606	$—	$(132)	$57,474	$—	$—	$—	$—

Marketable Securities – Unrealized Losses

The primary objective of the Company’s investment policy is the preservation of capital; thus, the Company’s investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.

The Company owned 14 securities with an aggregate fair value of $51.2 million that were in an unrealized loss position totaling $0.1 million as of March 31, 2020. The Company did not have any investments in a loss position for greater than 12 months as of March 31, 2020. The Company has evaluated its marketable securities and has determined that none of these investments had an other-than-temporary impairment, as there was no indicator of credit loss, it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses prior to a recovery in value, which may be maturity, given the Company’s current and anticipated financial position.

Note 5 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the three months ended March 31, 2020 was as follows (in thousands):

Amount
Balance at December 31, 2019	$51,154
Currency translation adjustments	(1,166)
Balance at March 31, 2020	$49,988

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$7,452	$(2,484)	$4,968	$7,985	$(2,562)	$5,423
Collaboration agreements	3,365	(3,281)	84	3,606	(3,448)	158
Total identifiable intangible assets	$10,817	$(5,765)	$5,052	$11,591	$(6,010)	$5,581

Amortization expense for the three months ended March 31, 2020 and 2019 was $0.2 million.

Estimated amortization expense for existing intangible assets for the remainder of 2020 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2020 (remainder)	$363
2021	373
2022	373
2023	373
2024	373
2025	373

Note 6 – Long-Term Debt

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

Total convertible notes payable consisted of the following at (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of the Notes	$325,000	$325,000
Unamortized debt issuance costs	(4,033)	(4,389)
Total convertible notes payable	$320,967	$320,611

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Coupon interest at 3.75%	$3,047	$3,047
Amortization of debt issuance costs	356	356
Total interest expense on the Notes	$3,403	$3,403

Note 7 – Stockholders’ Deficit

In March 2020, the Company entered into an At Market Issuance Sales Agreement (“March 2020 Sales Agreement”), which allows it to issue and sell up to $150 million in gross proceeds of its common stock. During the first quarter of 2020, the Company sold 3.8 million shares of common stock under the March 2020 Sales Agreement resulting in $48.7 million in net proceeds. From April 1, 2020 through May 8, 2020, the Company sold 4.1 million shares of common stock resulting in $73.6 million in net proceeds, leaving $26.0 million remaining under the March 2020 Sales Agreement.

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

In December 2018, the Company entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allowed it to issue and sell up to $100 million in gross proceeds of its common stock. During the first quarter of 2019, the Company sold 1.7 million shares of common stock under the December 2018 Sales Agreement resulting in $17.4 million in net proceeds. During the first quarter of 2020, the Company sold 7.2 million shares of common stock resulting in $38.5 million in net proceeds. The December 2017 Sales Agreement was fully utilized at that time.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During the first quarter of 2019, the Company sold 2.5 million shares of common stock under the December 2017 Sales Agreement resulting in $37.9 million in net proceeds. The December 2017 Sales Agreement was fully utilized at that time.

Note 8 – Stock-Based Compensation

Stock Options

The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary.

The 2015 Plan authorizes the issuance of up to 3,800,000 shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

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

Stock Options and Stock Appreciation Rights

The following is a summary of stock options and stock appreciation rights activity under the 2015 Plan and 2005 Plan for the three months ended March 31, 2020:

	2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2020	3,388,701	$35.64	501,780	$64.19
Granted	22,086	$6.52	—	$—
Exercised	—	$—	—	$—
Canceled	(22,033)	$37.44	(14,879)	$47.85
Outstanding at March 31, 2020	3,388,754	$35.46	486,901	$64.69
Shares exercisable at March 31, 2020	1,098,087	$77.97	486,901	$64.69
Shares available for grant at March 31, 2020	219,732

In 2019, the Company granted 192,400 stock appreciation rights, with a weighted-average exercise price of $5.95, under the 2015 Plan.

Additionally, in 2019, due to the limitations on the equity awards currently available under the 2015 Plan, the Company granted to certain employees 1,014,200 stock options, with a weighted-average exercise price of $5.95, under the 2015 Plan that are subject to approval at the Company’s annual meeting of stockholders in June 2020. Furthermore, in April 2020, due to the limitations on the equity awards currently available under the 2015 Plan, the Company granted to all of its employees collectively 2,501,600 stock options, with a weighted-average exercise price of $19.08, and 326,050 restricted stock units under the 2015 Plan that include a performance requirement related to its NVX-CoV2373 program before they begin to vest. These awards are also subject to approval at the Company’s annual meeting of stockholders in June 2020. As these stock options and restricted stock units have not yet been approved by the Company’s stockholders, the Company will not record any stock-based compensation expense for these awards until such time these awards are approved by the stockholders and a measurement date occurs.

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Weighted-average Black-Scholes fair value of stock options granted	$5.39	$27.60
Risk-free interest rate	0.6%-1.5%	2.4%-2.6%
Dividend yield	0%	0%
Volatility	133.6%-142.6%	111.7%-126.8%
Expected term (in years)	3.9	4.1-4.5
Expected forfeiture rate	0%	0%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights outstanding under the 2015 Plan and 2005 Plan as of March 31, 2020 was $12.6 million and 7.6 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights exercisable under the 2015 Plan and 2005 Plan as of March 31, 2020 was $0 and 5.5 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and stock appreciation rights) that would have been received by the holders had all stock option and stock appreciation rights holders exercised their stock options and stock appreciation rights on March 31, 2020. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of stock options and vesting of restricted stock awards for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 597,500 shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 600,000 shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At March 31, 2020, there were 276,043 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Range of Black-Scholes fair value of ESPP shares granted	$2.57-$35.00	$7.20-$34.80
Risk-free interest rate	1.5%-2.6%	1.2%-2.5%
Dividend yield	0%	0%
Volatility	66.6%-154.4%	52.2%-171.6%
Expected term (in years)	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	0%

Restricted Stock Units

The following is a summary of restricted stock units activity for the three months ended March 31, 2020:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Outstanding and Unvested at January 1, 2020	1,102,311	$5.95
Restricted stock units granted	25,000	$7.95
Restricted stock units vested	(17,563)	$8.76
Restricted stock units forfeited	(16,450)	$5.95
Outstanding and Unvested at March 31, 2020	1,093,298	$5.95

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,908	$3,179
General and administrative	2,057	2,379
Total stock-based compensation expense	$3,965	$5,558

As of March 31, 2020, there was approximately $23 million of total unrecognized compensation expense related to unvested stock options, stock appreciation rights, restricted stock units and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.4 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods and awards that require approval by the stockholders.

Note 9 – Grants

Bill & Melinda Gates Foundation

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

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until expenditures contemplated in the Grant Agreement are incurred. During the three months ended March 31, 2020, the Company recognized revenue from the Grant of $0.3 million and has recognized approximately $82 million in revenue since the inception of the agreement.

Coalition for Epidemic Preparedness Innovations

In March 2020, the Company was awarded a grant of $3.9 million from the CEPI to facilitate its development of a COVID-19 vaccine in preparation for potential future clinical trials. The grant continues in effect until the activities contemplated under the funding agreement between CEPI and the Company are completed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under this grant are restricted as to their use until expenditures contemplated in the funding agreement are incurred. During the three months ended March 31, 2020, the Company recognized revenue under this grant of $2.3 million.

In May 2020, CEPI and the Company signed a restated funding agreement under which CEPI provides for funding of up to $384.5 million in addition to the $3.9 million of funding it provided in the original funding agreement. CEPI funding is to be used by the Company for the development of NVX-CoV2373.

At March 31, 2020, the Company’s current restricted cash and deferred revenue balances on the consolidated balance sheet include its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement and CEPI grant.

Note 10 – CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. Amongst other items, the CARES Act lifts certain interest expense deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision or net deferred tax assets for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiary Novavax AB, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our March 2020 Sales Agreement (defined below); potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of ResVax; the expected timing and content of regulatory actions; payments by the Bill & Melinda Gates Foundation (“BMGF”); funding from the Coalition for Epidemic Preparedness Innovations (“CEPI”); our available cash resources and usage and the availability of financing generally; plans regarding partnering activities, business development initiatives; the adoption of stock incentive plans and amendments thereto; and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different from actual results.

Because the risk factors discussed in this Quarterly Report and identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors that could cause results to differ in the cautionary statements included in this Quarterly Report, particularly those identified in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

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

Overview

We are a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. Our vaccine candidates, including our lead candidates, NanoFlu™ and ResVax™, and our recent coronavirus vaccine candidate, NVX-CoV2373, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. Our technology targets a variety of infectious diseases. We are also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, our wholly owned Swedish subsidiary. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Seasonal Influenza
• NanoFlu (Older Adults)(1)	Phase 3(2)

Respiratory Syncytial Virus (“RSV”)
• ResVax(3) (Infants via Maternal Immunization)	Phase 3
• Older Adults(1)	Phase 2
• Pediatrics	Phase 1

Combination Seasonal Influenza/RSV(1)	Preclinical

Coronavirus
• NVX-CoV2373(1)(4)	Phase 1
• Middle East Respiratory Syndrome (“MERS”)	Preclinical
• Severe Acute Respiratory Syndrome (“SARS”)	Preclinical

Ebola Virus (“EBOV”)(1)	Phase 1

(1)	Includes Matrix-M adjuvant

(2)	Successfully achieved all primary endpoints and achieved statistical significance in key secondary endpoints

(3)	Supported by a grant from BMGF

(4)	Supported by funding from CEPI

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

In March 2020, we announced positive top-line results from our Phase 3 clinical trial of our nanoparticle seasonal quadrivalent influenza vaccine candidate, including our proprietary Matrix-M adjuvant (“NanoFlu”). The trial was a randomized, observer-blinded, active controlled trial in approximately 2,652 healthy older adults (65 years and older) across 19 clinical sites in the U.S. The trial evaluated the immunogenicity and safety of NanoFlu compared to a U.S.-licensed quadrivalent vaccine, Fluzone® Quadrivalent. The trial’s primary objective was to demonstrate non-inferior immunogenicity as measured by hemagglutination inhibition (“HAI”) titers of vaccine homologous influenza strains compared to a licensed seasonal vaccine, and to describe its safety profile. NanoFlu achieved all the primary objectives, and was well-tolerated and had a safety profile comparable to Fluzone Quadrivalent with a modest increase in local adverse events. NanoFlu also achieved statistical significance in key secondary endpoints. This positive data will support a U.S. biologics license application (“BLA”), which BLA will include process performance qualification (“PPQ”) and a lot consistency clinical trial, and licensure of NanoFlu using the U.S. Food and Drug Administration’s (“FDA”) accelerated approval pathway.

In March 2020, we entered into an agreement with Emergent BioSolutions, Inc. (“Emergent”) to provide contract development and manufacturing services, supplying us with Good Manufacturing Practices (“GMP”) vaccine product for use in PPQ and lot consistency trial. In addition, this arrangement offers the potential to leverage Emergent’s rapid deployment capabilities and expertise that provide us scalability and capacity to produce NanoFlu, with the added flexibility of converting all or a portion of this Emergent manufacturing capacity towards production of our NVX-CoV2373 vaccine product described below.

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

Data from our Prepare trial, which was initiated in December 2015, was announced in February 2019. The Prepare trial was conducted to determine whether ResVax reduced incidence of medically significant RSV-positive LRTI in infants through a minimum of the first 90 days of life and up through the first six months of life. While these data did not meet the trial’s primary efficacy endpoint, it did demonstrate efficacy against a secondary objective by reducing RSV LRTI hospitalizations in treated infants. ResVax is thus the first RSV vaccine to show efficacy in a Phase 3 clinical trial, and in addition, showed important effects against a variety of pre-specified exploratory endpoints and post-hoc analyses. This included a ~60% reduction in RSV-related severe hypoxemia and a ~74% reduction in RSV-related, radiographically-confirmed pneumonia through day 90. As in previous clinical trials, ResVax also showed favorable safety and tolerability results. In light of the fact that the trial failed to meet the primary endpoints, the FDA and European Medicines Agency (“EMA”) recommended that we conduct an additional Phase 3 clinical trial to confirm efficacy. BMGF has supported the Prepare trial for ResVax through a grant of up to $89.1 million; BMGF continues to financially support our efforts to conduct certain follow-on analyses of the Phase 3 data. We are currently in discussions with multiple potential commercial partners about the opportunity to bring ResVax to market globally. In addition, we are continuing to determine and pursue regulatory licensure requirements and pathways in the U.S., the European Union and other geographies.

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

Coronavirus

Coronaviruses (“CoV”), so named for their “crown-like” appearance, are a large family of viruses that spread from animals to humans and include diseases such as MERS and SARS, and COVID-19, the most recent disease resulting from the SARS-CoV2 virus. COVID-19 first emerged in late 2019 in China, and in March 2020 was declared a global pandemic by the World Health Organization. The virus has spread to virtually all countries and territories in the world. There are currently no licensed vaccines proven to prevent COVID-19, although a range of vaccine candidates are under development.

NVX-CoV2373

We have successfully produced a vaccine candidate, NVX-CoV2373, designed to provide protection against COVID-19. Engineered from the genetic sequence of COVID-19, we used our recombinant nanoparticle technology to generate the antigen derived from the coronavirus spike (S) protein. In combination with our proprietary Matrix-M adjuvant, NVX-CoV2373 has demonstrated in preclinical studies that it binds efficiently with human receptors targeted by the virus, a critical aspect for effective vaccine protection.

In May 2020, we signed a restated funding agreement with CEPI under which we receive funding of up to $384.5 million in addition to the $3.9 million of funding CEPI provided in the original funding agreement. CEPI funding is to be used by us for the development of NVX-CoV2373.

In April 2020, we announced that NVX-CoV2373 is highly immunogenic in animal models measuring spike protein-specific antibodies, antibodies that block the binding of the spike protein to the receptor and wild-type virus neutralizing antibodies. High levels of spike protein-specific antibodies with ACE-2 human receptor binding domain blocking activity and SARS-CoV-2 wild-type virus neutralizing antibodies were observed after a single immunization. In addition, the already high microneutralization titers seen after one dose increased eight fold with a second dose. High titer microneutralizing antibodies are generally accepted evidence that a vaccine is likely to be protective in humans. The NVX-CoV2373 development plan combines a Phase 1/Phase 2 approach to allow rapid advancement during the current coronavirus pandemic. The Phase 1 clinical trial will be a placebo-controlled observer blinded study of approximately 130 healthy adults and includes assessment of dosage amount and number of vaccinations. The trial is expected to begin in May 2020 with preliminary immunogenicity and safety results in July 2020.

In March 2020, we entered into an agreement with Emergent to provide contract development and manufacturing services, supplying us with NVX-CoV2373 under GMP. The Emergent arrangement offers the potential to leverage its rapid deployment capabilities for scalability, with the added flexibility of converting Emergent manufacturing capacity scheduled for NanoFlu into production of our NVX-CoV2373 vaccine product as needed.

MERS/SARS

Historically, we developed a vaccine candidate against MERS, a novel coronavirus first identified in 2012, as well as a vaccine candidate against SARS in 2005. In 2012, within weeks of obtaining the sequence of the circulating MERS strain, we successfully produced a vaccine candidate designed to provide protection. Our MERS candidate was based on the major surface spike protein, which we had previously identified as the antigen of choice in our work with our SARS vaccine candidate. In 2014, in collaboration with the University of Maryland, School of Medicine, we published results that showed our MERS and SARS vaccine candidates both blocked infection in laboratory studies. Although not in active development, our MERS and SARS vaccine candidates remain viable opportunities to potentially develop independently or in conjunction with other coronavirus development activities.

Ebola Virus

EBOV is a filovirus that produces severe, often fatal illness in humans. Within the last decade, it has produced two large outbreaks in Sub-Saharan Africa with high mortality. There are currently no licensed treatments proven to prevent EBOV, although a range of blood, immunological and drug therapies are under development.

We have developed an EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) expressed in insect cells, using our core recombinant baculovirus technology. In five separate studies, carried out in collaboration with the National Institute of Allergy and Infectious Disease, active immunization with Ebola GP Vaccine was shown to be highly immunogenic and efficacious in preventing lethal disease in non-human primates challenged with EBOV. Our 2015 Phase 1 clinical trial demonstrated that our Ebola GP Vaccine is highly immunogenic in humans, well-tolerated and, in conjunction with our proprietary Matrix-M adjuvant, demonstrated marked antigen dose-sparing and induced significant increases in neutralizing antibody titers. Although not in active development, our Ebola GP Vaccine is a viable development opportunity in the event of dedicated funding or a partnership arrangement.

Sales of Common Stock

In March 2020, we entered into an At Market Issuance Sales Agreement (“March 2020 Sales Agreement”), which allows us to issue and sell up to $150 million in gross proceeds of our common stock. During the first quarter of 2020, we sold 3.8 million shares of common stock under the March 2020 Sales Agreement resulting in $48.7 million in net proceeds. From April 1, 2020 through May 8, 2020, we sold 4.1 million shares of common stock resulting in $73.6 million in net proceeds, leaving $26.0 million remaining under the March 2020 Sales Agreement.

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

Critical Accounting Policies and Use of Estimates

There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

Recent Accounting Pronouncements Not Yet Adopted

See “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).

Results of Operations

The following is a discussion of the historical financial condition and results of operations of the Company and should be read in conjunction with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report.

Three Months Ended March 31, 2020 and 2019 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Three Months Ended March 31,
	2020	2019	Change 2019 to 2020
Revenue:
Total revenue	$3,377	$3,982	$(605)

Revenue for the three months ended March 31, 2020 was $3.4 million as compared to $4.0 million for the same period in 2019, a decrease of $0.6 million, or 15%. Revenue for the three months ended March 31, 2019 was primarily comprised of revenue for services performed under the Grant Agreement with BMGF and revenue from Novavax AB. Revenue for the three months ended March 31, 2020 also included revenue under the CEPI grant. The decrease was due to lower revenue under the Grant Agreement with BMGF as the Prepare trial concluded in 2019 and was partially offset by revenue under the CEPI grant.

We expect revenue in 2020 to significantly increase due to our NVX-CoV2373 program, which we anticipate will be primarily funded by CEPI and/or other potential non-dilutive funding sources.

Expenses:

	Three Months Ended March 31,
	2020	2019	Change 2019 to 2020
Expenses:
Research and development	$16,895	$35,473	$(18,578)
General and administrative	9,379	8,732	647
Total expenses	$26,274	$44,205	$(17,931)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $16.9 million for the three months ended March 31, 2020 from $35.5 million for the same period in 2019, a decrease of $18.6 million, or 52%. This decrease was primarily due to decreased development activities, including lower clinical trial costs, of ResVax, lower employee-related costs and other cost savings resulting from our 2019 transaction with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc.), a unit of Catalent Biologics (“Catalent”). At March 31, 2020, we had 125 employees dedicated to our research and development programs versus 324 employees as of March 31, 2019. For 2020, we expect research and development expenses to significantly increase due to our anticipated development activities for our NVX-CoV2373 program (see discussion on our NVX-CoV2373 program above).

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

The following summarizes our research and development expenses by functional area for the three months ended March 31 (in millions):

	2020	2019
Manufacturing	$9.2	$21.6
Vaccine Discovery	2.0	1.8
Clinical and Regulatory	5.7	12.1
Total research and development expenses	$16.9	$35.5

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

General and Administrative Expenses

General and administrative expenses increased to $9.4 million for the three months ended March 31, 2020 from $8.7 million for the same period in 2019, an increase of $0.6 million, or 7%. The increase in general and administrative expenses is primarily due to increased professional fees. At March 31, 2020, we had 40 employees dedicated to general and administrative functions versus 49 employees as of March 31, 2019. For 2020, we expect general and administrative expenses to increase due to increased activities related to supporting our NVX-CoV2373 program.

Other Income (Expense):

	Three Months Ended March 31,
	2020	2019	Change 2019 to 2020
Other Income (Expense):
Investment income	$436	$420	$16
Interest expense	(3,403)	(3,403)	—
Other income (expense)	—	(12)	12
Total other income (expense)	$(2,967)	$(2,995)	$28

We had total other expense, net of $3.0 million for the three months ended March 31, 2020 and 2019.

Net Loss:

	Three Months Ended March 31,
	2020	2019	Change 2019 to 2020
Net Loss:
Net loss	$(25,864)	$(43,218)	$17,354
Net loss per share	$(0.58)	$(2.11)	$1.53
Weighted shares outstanding	44,421	20,442	23,979

Net loss for the three months ended March 31, 2020 was $25.9 million, or $0.58 per share, as compared to $43.2 million, or $2.11 per share, for the same period in 2019. The decrease in net loss was primarily due to decreased development activities, including lower clinical trial costs, of ResVax in the three months ended March 31, 2020 as compared to the same period in 2019, as well as lower employee-related costs and other cost savings due to the Catalent transaction.

The increase in weighted average shares outstanding for the three months ended March 31, 2020 is primarily a result of sales of our common stock in 2020 and 2019.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing costs. We plan to continue to have multiple vaccines and product candidates in various stages of development, and we believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the scope, initiation, rate and progress of our preclinical studies and clinical trials and other research and development activities. We have primarily funded our recent operations with proceeds from the sale of common stock in equity offerings, the issuance of convertible debt and revenue under our Grant Agreement with BMGF. We anticipate our future operations to be additionally funded by CEPI and/or other potential non-dilutive funding sources.

As of March 31, 2020, we had $244.7 million in cash and cash equivalents, marketable securities and restricted cash as compared to $82.2 million as of December 31, 2019. These amounts consisted of $179.9 million in cash and cash equivalents, $57.4 million in marketable securities and $7.3 million in restricted cash as of March 31, 2020 as compared to $78.8 million in cash and cash equivalents and $3.4 million in restricted cash as of December 31, 2019.

The following table summarizes cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change 2019 to 2020
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$(23,110)	$(50,607)	$27,497
Investing activities	(57,728)	18,711	(76,439)
Financing activities	185,923	56,181	129,742
Effect on exchange rate on cash, cash equivalents and restricted cash	(73)	(45)	(28)
Net increase in cash, cash equivalents and restricted cash	105,012	24,240	80,772
Cash, cash equivalents and restricted cash at beginning of period	82,180	81,959	221
Cash, cash equivalents and restricted cash at end of period	$187,192	$106,199	$80,993

Net cash used in operating activities decreased to $23.1 million for the three months ended March 31, 2020, as compared to $50.6 million for the same period in 2019. The decrease in cash usage is primarily due to decreased development activities, including lower clinical trial costs, of ResVax in the three months ended March 31, 2020 as compared to the same period in 2019, as well as lower employee-related costs and other cost savings due to the Catalent transaction.

During the three months ended March 31, 2020 and 2019, our investing activities consisted of purchases and maturities of marketable securities and, to a much lesser extent, capital expenditures. Capital expenditures for the three months ended March 31, 2020 and 2019 were $0.1 million and $0.8 million, respectively. For 2020, we expect a significant increase in our capital expenditures due to our anticipated development activities for our NVX-CoV2373 program.

Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements, and to a much lesser extent, stock option exercises and purchases under our Employee Stock Purchase Plan. In the three months ended March 31, 2020, we received net proceeds of $185.9 million from selling shares of common stock through our At Market Issuance Sales Agreements. In the three months ended March 31, 2019, we received net proceeds of $55.2 million from selling shares of common stock through our At Market Issuance Sales Agreements.

Based on our most recent cash flow forecast, we believe our current capital is sufficient to fund our operating plans for a minimum of twelve months from the date that this Quarterly Report was filed. Additional capital may be required in the future to develop our vaccine candidates through clinical development, manufacturing and commercialization.

Our ability to fund the Company’s operations is dependent upon management’s plans, which include receiving non-dilutive funding from domestic and international sources, raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. New financings may not be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of March 31, 2020, we had cash and cash equivalents of $179.9 million, $57.4 in marketable securities, all of which are current, $7.3 million in restricted cash and working capital of $236.3 million.

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

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have one foreign consolidated subsidiary, Novavax AB, which is located in Sweden. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ deficit of approximately $2.3 million at March 31, 2020.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2020, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factors disclosed below, there are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Development of our COVID-19 vaccine candidate, NVX-CoV2373, is at an early stage. We may be unable to produce a successful vaccine in a timely manner, if at all.

In response to the recent outbreak of COVID-19, we have identified a vaccine candidate, NVX-CoV2373. Because NVX-CoV2373 is in the early stages of development, it will likely require extensive pre-clinical and clinical testing. We may be unable to produce a successful COVID-19 vaccine and establish a competitive market share for our vaccine before a competitor or before the COVID-19 outbreak is effectively contained or the risk of coronavirus infection is significantly diminished.

A large number of vaccine manufacturers, academic institutions and other organizations currently have programs to develop COVID-19 vaccine candidates. While we are not aware of all of our competitors’ efforts, we believe that Johnson & Johnson/Janssen, Pfizer, GlaxoSmithKline, Moderna, Sanofi, Inovio, Vaxart, Heat Biologics and AIM ImmunoTech, and potentially other companies are all in the early stages of developing vaccine candidates against SARS-CoV-2. Many of our competitors pursuing vaccine candidates have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 vaccines before we can complete development and seek approval for our vaccine candidate, or if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate that we may develop.

We are seeking significant funding to support the development and manufacture of NVX-CoV2373. Various government entities and private foundations are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, but such grants may have the effect of increasing the number of competitors and/or providing advantages to competitors working on COVID-19 vaccines and treatments. Accordingly, there can be no assurance that we will be able to successfully obtain government or private funding to support our development and potential commercialization efforts.

We are allocating financial and personnel resources to the development of NVX-CoV2373, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. If any potential Phase I clinical trials for NVX-CoV2373 are perceived to be successful, we may need to access facilities capable of rapidly manufacturing NVX-CoV2373 in the volumes necessary to support large-scale clinical trials or commercial sales. We would need to rely upon third parties to rapidly scale-up production and development activities and if we are unable to obtain any necessary services on acceptable terms, we may not complete our product development or commercialization efforts in a timely manner. Furthermore, our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective.

Our ability to produce a successful vaccine may be curtailed by one or more government actions or interventions, which may be more likely during a global health crisis such as COVID-19.

Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions that directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to NVX-CoV2373 and the economic value of a COVID-19 vaccine to us could be limited. In the U.S., the Defense Production Act of 1950, as amended (the “Defense Production Act”), gives the U.S. government rights and authorities that may directly or indirectly diminish our own rights or opportunities with respect to NVX-CoV2373 and the economic value of a COVID-19 vaccine to us could be limited. Our potential third-party service providers may be impacted by government entities regarding potentially invoking the Defense Production Act or other potential restrictions to all or a portion of services they might otherwise offer. Government entities imposing restrictions or limitations on our third-party service providers may require us to obtain alternative service sources for our vaccine candidates, including NVX-CoV2373. If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms, we will experience delays in the development or production of our vaccine candidates, increased expenses, and delays in potential distribution or commercialization of our vaccine candidates, when and if approved.

In addition, during a global health crisis, such as the COVID-19 pandemic, where the spread of a disease needs to be controlled, closed or heavily regulated national borders will create challenges and potential delays in our development and production activities and may necessitate that we pursue strategies to develop and produce our vaccine candidates within self-contained national or international borders, at potentially much greater expense and with longer timeframes for public distribution.

The outbreak of COVID-19 may materially and adversely affect our business and our financial results.

The spread of COVID-19 has affected the global economy and our operations, which may materially and adversely impact our business, financial condition and results of operations. In response to COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. We have implemented a work from home policy, with our administrative employees continuing their work outside of our offices, and restricted on-site staff to only those required to execute certain laboratory and related support activities. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, as a result of shelter-in-place orders in Maryland or other mandated travel restrictions, our on-site staff conducting research and development may not be able to access our laboratories, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Such travel restrictions and other governmental measures may also result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Our clinical trials, whether planned or ongoing, may be affected by the COVID-19 pandemic. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward COVID-19 efforts, or other reasons related to the pandemic. In addition, there could be a potential effect of COVID-19 to the operations of the FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

The trading prices for our common stock and that of other biopharmaceutical companies have been highly volatile due to the COVID-19 pandemic, especially as a result of investor concerns and uncertainty related to the impact of the outbreak on the economies of countries worldwide. These broad market and industry fluctuations, as well as general economic, political and market conditions, may negatively impact the market price of shares of our common stock.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

We or the third parties upon whom we depend may be adversely affected by natural or man-made disasters or public health emergencies, such as the COVID-19 pandemic.

Our operations, and those of our clinical research organizations, contract manufacturing organizations, vendors and other third parties upon whom we depend, could be subject to fires, extreme weather conditions, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, war or terrorism and other natural or man-made disasters, as well as public health emergencies, such as the COVID-19 pandemic. The occurrence of any of these business disruptions could prevent us from using all or a significant portion of our facilities and it may be difficult or impossible for us to continue certain activities for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event and we may incur substantial expenses and delays as a result. Our ability to manufacture our product candidates and obtain necessary clinical supplies for our product candidates could be disrupted if the operations of our contract manufacturing organizations or suppliers are affected by a natural or man-made disaster, or a public health emergency.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.3	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.1††*	Amended and Restated 2013 Employee Stock Purchase Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations for the three-month periods ended March 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three-month periods ended March 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

††	Management contracts, compensatory plans or arrangements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 11, 2020	By:	/s/ Stanley C. Erck
Stanley C. Erck
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ John J. Trizzino
John J. Trizzino
Senior Vice President, Chief Business Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)