Form 10-Q
period 2020-06-30
NOVAVAX INC
filed 2020-08-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NVAX	The Nasdaq Global Select Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	⌧

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 61,278,148 as of July 31, 2020.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		2

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	2

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019	3

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019	4

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION		34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	38

SIGNATURES		40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$424,395	$78,823
Marketable securities	77,902	—
Restricted cash	106,768	2,947
Accounts receivable	—	7,500
Prepaid expenses and other current assets	27,316	7,977
Total current assets	636,381	97,247
Restricted cash	411	410
Property and equipment, net	115,375	11,445
Intangible assets, net	5,250	5,581
Goodwill	118,849	51,154
Other non-current assets	55,961	7,120
Total assets	$932,227	$172,957

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,242	$2,910
Accrued expenses	38,690	14,867
Accrued interest	5,078	5,078
Deferred revenue	158,851	1,678
Other current liabilities	1,470	1,262
Total current liabilities	213,331	25,795
Deferred revenue	2,500	2,500
Convertible notes payable	321,323	320,611
Other non-current liabilities	10,725	10,068
Total liabilities	547,879	358,974

Commitments and contingencies

Preferred stock, $0.01 par value, 2,000,000 shares authorized; 438,885 shares of redeemable Series A Convertible Preferred Stock issued and outstanding at June 30, 2020 and no shares issued and outstanding at December 31, 2019	199,822	—

Stockholders' equity (deficit):
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2020 and December 31, 2019; 61,262,632 shares issued and 61,211,223 shares outstanding at June 30, 2020 and 32,399,352 shares issued and 32,352,416 shares outstanding at December 31, 2019	612	324
Additional paid-in capital	1,699,072	1,260,551
Accumulated deficit	(1,499,325)	(1,431,801)
Treasury stock, 51,409 shares, cost basis at June 30, 2020 and 46,936 shares, cost basis at December 31, 2019	(2,638)	(2,583)
Accumulated other comprehensive loss	(13,195)	(12,508)
Total stockholders' equity (deficit)	184,526	(186,017)
Total liabilities, preferred stock and stockholders' equity (deficit)	$932,227	$172,957

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenue:
Grant and other	$35,538	$3,357	$38,915	$7,339
Total revenue	35,538	3,357	38,915	7,339

Expenses:
Research and development	34,846	30,417	51,741	65,890
General and administrative	17,719	9,606	27,098	18,338
Total expenses	52,565	40,023	78,839	84,228
Loss from operations	(17,027)	(36,666)	(39,924)	(76,889)
Other income (expense):
Investment income	297	474	732	894
Interest expense	(3,403)	(3,403)	(6,806)	(6,806)
Other income (expense)	2,612	(8)	2,613	(20)
Net loss	$(17,521)	$(39,603)	$(43,385)	$(82,821)

Basic and diluted net loss per share	$(0.30)	$(1.69)	$(0.84)	$(3.77)

Basic and diluted weighted average number of common shares outstanding	58,618	23,473	51,401	21,966

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Net loss	$(17,521)	$(39,603)	$(43,385)	$(82,821)
Other comprehensive income (loss):
Net unrealized gains on marketable debt securities available-for-sale	176	—	44	5
Foreign currency translation gain (loss) adjustment	1,115	70	(731)	(1,104)
Other comprehensive gain (loss)	1,291	70	(687)	(1,099)
Comprehensive loss	$(16,230)	$(39,533)	$(44,072)	$(83,920)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Three Months Ended June 30, 2020 and 2019

(unaudited)

			Additional			Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	(Deficit)

	(in thousands, except share information)
Balance at March 31, 2020	53,906,322	$539	$1,450,279	$(1,457,665)	$(2,638)	$(14,486)	$(23,971)
Preferred stock beneficial conversion feature	—	—	24,139	(24,139)	—	—	—
Non-cash compensation cost for stock options, RSUs, SARs and ESPP	—	—	7,932	—	—	—	7,932
Exercise of stock options/Vesting of RSUs/Purchases under ESPP	316,815	3	8,947	—	—	—	8,950
Issuance of common stock, net of issuance costs of $2,647	7,039,495	70	207,775	—	—	—	207,845
Unrealized gain on marketable securities	—	—	—	—	—	176	176
Foreign currency translation adjustment	—	—	—	—	—	1,115	1,115
Net loss	—	—	—	(17,521)	—	—	(17,521)
Balance at June 30, 2020	61,262,632	$612	$1,699,072	$(1,499,325)	$(2,638)	$(13,195)	$184,526

Balance at March 31, 2019	23,495,466	$235	$1,206,317	$(1,342,325)	$(2,450)	$(12,360)	$(150,583)
Non-cash compensation cost for stock options, RSUs and ESPP	—	—	4,621	—	—	—	4,621
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of ($3)	—	—	3	—	—	—	3
Foreign currency translation adjustment	—	—	—	—	—	70	70
Net loss	—	—	—	(39,603)	—	—	(39,603)
Balance at June 30, 2019	23,495,466	$235	$1,210,941	$(1,381,928)	$(2,451)	$(12,290)	$(185,493)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Six Months Ended June 30, 2020 and 2019

(unaudited)

			Additional			Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	(Deficit)

	(in thousands, except share information)
Balance at December 31, 2019	32,399,352	$324	$1,260,551	$(1,431,801)	$(2,583)	$(12,508)	$(186,017)
Preferred stock beneficial conversion feature	—	—	24,139	(24,139)	—	—	—
Non-cash compensation cost for stock options, RSUs, SARs and ESPP	—	—	11,897	—	—	—	11,897
Exercise of stock options/Vesting of RSUs/Purchases under ESPP	350,054	3	9,007	—	(55)	—	8,955
Issuance of common stock, net of issuance costs of $5,145	28,513,226	285	393,478	—	—	—	393,763
Unrealized gain on marketable securities	—	—	—	—	—	44	44
Foreign currency translation adjustment	—	—	—	—	—	(731)	(731)
Net loss	—	—	—	(43,385)	—	—	(43,385)
Balance at June 30, 2020	61,262,632	$612	$1,699,072	$(1,499,325)	$(2,638)	$(13,195)	$184,526

Balance at December 31, 2018	19,245,302	$192	$1,144,621	$(1,299,107)	$(2,450)	$(11,191)	$(167,935)
Non-cash compensation cost for stock options, RSUs and ESPP	—	—	10,179	—	—	—	10,179
Exercise of stock options/Purchases under ESPP	51,388	1	941	—	—	—	942
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of $1,112	4,198,776	42	55,200	—	—	—	55,242
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(1,104)	(1,104)
Net loss	—	—	—	(82,821)	—	—	(82,821)
Balance at June 30, 2019	23,495,466	$235	$1,210,941	$(1,381,928)	$(2,451)	$(12,290)	$(185,493)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net loss	$(43,385)	$(82,821)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,905	3,864
Loss on disposal of property and equipment	—	88
Amortization of debt issuance costs	712	712
Non-cash stock-based compensation	11,897	10,179
Other	(1,793)	1,269
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(61,079)	2,617
Accounts payable and accrued expenses	27,094	(10,952)
Deferred revenue	157,173	(5,577)
Net cash provided by (used in) operating activities	92,524	(80,621)

Investing Activities:
Capital expenditures	(3,884)	(1,281)
Acquisition of Praha Vaccines a.s., net of cash acquired	(164,204)	—
Proceeds from maturities of marketable securities	29,750	24,500
Purchases of marketable securities	(107,608)	(2,484)
Net cash provided by (used in) investing activities	(245,946)	20,735

Financing Activities:
Net proceeds from sale of preferred stock	199,822	—
Net proceeds from sales of common stock	393,763	55,242
Proceeds from the exercise of stock options and employee stock purchases	8,955	942
Net cash provided by financing activities	602,540	56,184
Effect of exchange rate on cash, cash equivalents and restricted cash	276	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	449,394	(3,724)
Cash, cash equivalents and restricted cash at beginning of period	82,180	81,959
Cash, cash equivalents and restricted cash at end of period	$531,574	$78,235

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable and accrued expenses	$2,753	$146
Supplemental disclosure of cash flow information:
Cash payments of interest	$6,094	$6,094

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, Novavax AB and Praha Vaccines a.s., the “Company”) is a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. The Company’s vaccine candidates, including both its recently announced coronavirus vaccine candidate, NVX-CoV2373, as well as its other lead candidate, NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. The Company’s technology targets a variety of infectious diseases. The Company is also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, its wholly owned Swedish subsidiary. The Company’s lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2020, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019, the consolidated statements of changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’  equity (deficit) and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries, Novavax AB and Praha Vaccines a.s. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona), and the functional currency of Praha Vaccines a.s., which is located in the Czech Republic, is the local currency (Czech Koruna). The translation of assets and liabilities of these subsidiaries to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $13.2 million and $12.5 million at June  30, 2020 and December 31, 2019, respectively.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	June 30,	December 31,
	2020	2019
Cash	$124,783	$15,863
Money market funds	225,373	42,960
Asset-backed securities	24,250	20,000
Treasury bills	49,989	—
Cash and cash equivalents	$424,395	$78,823

Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature.

Marketable Securities

Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that include commercial paper, asset-backed securities, treasury bills and corporate notes. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company's ability and intent to hold the investment to maturity.

Interest and dividend income are recorded when earned and included in investment income in the consolidated statements of operations. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in investment income in the consolidated statements of operations. The specific identification method is used in computing realized gains and losses on the sale of the Company's securities.

The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the consolidated balance sheets, and unrealized gains and losses on marketable securities are reported as a separate component of stockholders' deficit until realized. Marketable securities are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company's ability to hold the securities, including whether the Company will be required to sell a security prior to recovery of its amortized cost basis, the investment issuer's financial condition and business outlook to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded as other income (expense) in the consolidated statements of operations.

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) funding agreements (see Note 11), payments received under the Bill & Melinda Gates Foundation (“BMGF”) grant agreement (see Note 11), escrow funds paid in connection with the acquisition of Praha Vaccines a.s. (see Note 5) and funds received in connection with a transaction in 2019 with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc.), a unit of Catalent Biologics (“Catalent”), pursuant to which the Company agreed to sell to Catalent certain assets related to its biomanufacturing and development activities and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the CEPI and BMGF funds as it incurs expenses for services performed under these agreements.

At both June 30, 2020 and December 31, 2019, the restricted cash balances (both current and non-current) consisted of $1.4 million of payments received from BMGF, $1.5 million held in escrow received in connection with the Catalent transaction and $0.4 million of security deposits. At June 30, 2020, the restricted cash balance also included $92.6 million of payments under the CEPI funding agreements and $11.2 million held in escrow that was paid by the Company in connection with the Praha Vaccines a.s. acquisition.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$424,395	$78,823
Restricted cash current	106,768	2,947
Restricted cash non-current	411	410
Cash, cash equivalents and restricted cash	$531,574	$82,180

Acquisitions

The Company applies the acquisition method of accounting to business combinations in accordance with ASC 805, Business Combinations. The Company’s consolidated financial statements include the operating results of an acquired entity from the date on which it obtains control of the business acquired. The Company recognizes and measures the identifiable assets acquired and liabilities assumed, as of the acquisition date, based on their estimated fair value with the excess purchase consideration, if any, recognized as goodwill. In determining fair value, the Company uses various recognized valuation methods, including the cost and market approaches. The Company initially performs these valuations based on preliminary estimates and assumptions by management or independent valuation specialists under Company supervision, where appropriate, and makes revisions as estimates and assumptions are finalized. The final determination of fair values must be completed no later than the first anniversary of the date of acquisition. The Company expenses acquisition related costs as incurred. See Note 5 for further discussion around the Company’s recent acquisition of Praha Vaccines a.s.

Revenue Recognition

The Company performs research and development under grant, license and clinical development agreements. Payments received in advance of work performed are recorded as deferred revenue.

The Company entered into funding agreements with CEPI that provide total funding of up to $388.4 million (see Note 11). The funding includes approximately $245.9 million in the form of a grant (“CEPI Grant Funding”) and up to $142.5 million in the form of one or more forgivable no interest term loans (“CEPI Forgivable Loan Funding”). Under the CEPI Grant Funding, the Company is entitled to reimbursement for costs that support development activities of NVX-CoV2373. The CEPI Forgivable Loan Funding is designated for the prepayment of certain manufacturing activities. The funding from CEPI is critical to enable ongoing development of NVX-CoV2373, and to enable the Company to obtain product licensing to produce the vaccine for use in clinical trials and commercial distribution, if approved.

The CEPI funding agreements do not provide a direct economic benefit to CEPI. Rather, the Company entered into an agreement with CEPI to attempt to develop a COVID-19 vaccine under which CEPI only benefits to the extent the arrangement furthers its public health mission. Based on these circumstances, the Company does not consider CEPI to be a customer and concluded the funding agreements are outside the scope of ASC 606, Revenue from Contracts with Customers. Payments received under the CEPI Grant Funding are considered conditional contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as deferred revenue until the period in which such research and development activities are performed and revenue can be recognized.

The CEPI Forgivable Loan Funding provides the Company access to up to $142.5 million in funds to be used in connection with the potential commercial manufacture of NVX-CoV2373. As of June 30, 2020, the Company received $76.0 million of such funding. Under the funding agreements, the Company is only required to repay the CEPI Forgivable Loan Funding if the proceeds of sales to one or more third parties of NVX-CoV2373 cover the Company’s costs of manufacturing such vaccine, not including manufacturing costs funded by CEPI.

As the financial risk remains with CEPI, the Company has determined that the use of the CEPI Forgivable Loan Funding is outside the scope of ASC 470, Debt. The research and development risk is considered substantive, such that it is not yet probable the development will be successful. Therefore, the Company has concluded that ASC 730, Research and Development is considered applicable and most appropriate. Given the financial risk associated with the research and development activities lies with CEPI because repayment of any funds provided by CEPI depends solely on the results of the research and development activities having future economic benefit, the Company will account for its obligation under the CEPI Forgivable Loan Funding as a contract to perform research and development for others. The Company will record contract revenue as it performs the contractual research and development services.

The Company has determined that payments received under these agreements should be recorded as revenue rather than a reduction to research and development expenses. In reaching this determination that such payments should be recorded as revenue, management considered a number of factors, including whether the Company is principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s core operations. Further, management has consistently applied its policy of presenting such amounts as revenue.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. At June 30, 2020 and 2019, the Company had outstanding stock options, stock appreciation rights (“SARs”) and unvested restricted stock units (“RSUs”) totaling 7,797,651 and 2,935,847, respectively. In addition, at June 30, 2020, the Company had 438,885 shares outstanding of its newly designated Series A Convertible Preferred Stock , which are convertible into 4,388,850 shares of the Company’s common stock.

At June 30, 2020, the Company’s Notes (see Note 7) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit's fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit's implied fair value of goodwill from the goodwill carrying amount. The standard was effective January 1, 2020 for the Company and will be applied prospectively from the date of adoption. The adoption of ASU 2017-04 did not have a material impact on the Company’s historical financial statements.

Note 3 – Fair Value Measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at June 30, 2020			Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$225,373	$—	$—	$42,960	$—	$—
Asset-backed securities(2)	—	24,250	—	—	20,000	—
Treasury bills(3)	—	99,972	—	—	—	—
Corporate debt securities	―	27,919	—	—	—	—
Total assets	$225,373	$152,141	$—	$42,960	$20,000	$—
Liabilities
Convertible notes payable	$—	$309,166	$—	$—	$125,811	$—
(1)	Classified as cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively, on the consolidated balance sheets.
(2)	Includes $24,250 and $20,000 classified as cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively, on the consolidated balance sheets.
(3)	Includes $49,989 classified as cash and cash equivalents as of June 30, 2020 on the consolidated balance sheets.

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor's valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Pricing of the Company's Notes (see Note 7) has been estimated using other observable inputs, including the price of the Company's common stock, implied volatility, interest rates and credit spreads among others.

During the six months ended June 30, 2020 and 2019, the Company did not have any transfers between levels.

The amount recorded in the Company's unaudited consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 4 – Marketable Securities

Marketable securities classified as available-for-sale as of June 30, 2020 and December 31, 2019 were comprised of (in thousands):

	June 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Treasury bills	$49,981	$2	$—	$49,983	$—	$—	$—	$—
Corporate debt securities	$27,877	$42	$—	$27,919	$—	$—	$—	$—
Total	$77,858	$44	$—	$77,902	$—	$—	$—	$—

The primary objective of the Company's investment policy is the preservation of capital; thus, the Company's investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.

Note 5 – Acquisition of Praha Vaccines a.s.

On May 27, 2020 (the “Acquisition Date”), the Company entered into a Share Purchase Agreement (the “Deed”) by and among Novavax AB, the Company’s wholly-owned Swedish subsidiary (the “Buyer”), and De Bilt Holdings B.V., Poonawalla Science Park B.V., and Bilthoven Biologicals B.V. (collectively, the “Sellers”) and, solely as guarantors, each of Serum International B.V. and the Company. Pursuant to the terms and conditions of the Deed, the Buyer acquired all the issued and outstanding shares of Praha Vaccines a.s., a vaccine manufacturing company, organized and existing under the laws of the Czech Republic (“Praha Vaccines”), from the Sellers for approximately €151.7 million (approximately $167.3 million) in cash (the “Purchase Price”), subject to customary working capital adjustments (collectively, the “Acquisition”), which have not been finalized. The assets of Praha Vaccines acquired as part of the Acquisition include a biologics manufacturing facility and associated assets in Bohumil, Czech Republic and will be used by the Company to expand its manufacturing capacity.

The Purchase Price includes €10.0 million (approximately $11.1 million), which has been placed in an escrow account until September 30, 2020, less any amounts to settle claims made by the Buyer against the Sellers under the Deed or other ancillary agreements. The Deed and ancillary agreements contain customary warranties and post-completion covenants, as well as indemnities by each of the parties thereto.

Preliminary Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

The Company has accounted for the Acquisition as a business combination using the acquisition method of accounting, with the Company as the acquirer. The acquisition method requires the Company to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of net assets acquired is recorded as goodwill. The Company has commenced the appraisal process necessary to assess the fair values of the assets acquired and liabilities assumed to determine the amount of goodwill to be recognized as of the Acquisition Date. These appraisals are not yet complete and therefore, the amounts recorded for certain assets and liabilities are preliminary and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Acquisition Date. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period of up to one year from the Acquisition Date. The final values may also result in changes to depreciation and amortization expense related to certain assets such as buildings and equipment. Any potential adjustments made could be material in relation to the preliminary values presented in the table below.

The table below summarizes the preliminary allocation of the Purchase Price based upon the fair values of assets acquired and liabilities assumed at the Acquisition Date. The preliminary allocation is based upon information that was available to management at the time the consolidated financial statements were prepared and is subject to change prior to completion of the measurement period (in thousands):

Prepaid expense and other current assets	$326
Property and equipment	96,739
Goodwill	70,468
Accounts payable	(1,193)
Accrued expenses	(205)
Other non-current liabilities	(813)
Purchase Price, net of cash acquired	$165,322

The fair value of the assets acquired and liabilities assumed were preliminarily determined using market and cost valuation methodologies. The fair value measurements are based on significant unobservable inputs that were developed by the Company using publicly available information, market participant assumptions, and cost and development assumptions. Because of the use of significant unobservable inputs, the fair value measurements represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement and Disclosures. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The cost approach was the primary approach used to value fixed assets, including the real property. Fixed assets are depreciated on a straight-line basis over their expected remaining useful lives, ranging from 4 to 25 years. The carrying value and expected lives of the fixed assets may change upon finalizing the purchase price allocation as valuation and engineering reports are finalized.

The Company recorded $70.5 million in goodwill related to the Acquisition representing the Purchase Price that was in excess of the fair value of the assets acquired and liabilities assumed. The goodwill generated from the Acquisition is not expected to be deductible for U.S. federal income tax purposes. The goodwill recognized is attributable to intangible assets that do not qualify for separate recognition, such as the assembled workforce of Praha Vaccines.

Current assets and current liabilities were recorded at their contractual or historical acquisition amounts, which approximate their fair value.

Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant professional judgment. Use of different estimates and judgments could yield different results.

Impact to Financial Results for the Three and Six Months Ended June 30, 2020

The results of operations from Praha Vaccines have been included in the consolidated financial statements since the Acquisition Date. As a result, the consolidated financial results for the three and six months ended June 30, 2020 do not reflect a full three months and six months of Praha Vaccines results, respectively. From the Acquisition Date through June 30, 2020, Praha Vaccines has not recognized any revenue and recorded a net income of $1.8 million from Praha Vaccines’ operations.

The Company incurred approximately $1.9 million of costs related to the Acquisition in the three months ended June 30, 2020, which are included within general and administrative expenses in the consolidated statements of operations.

Supplemental Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial information for the periods set forth below gives effect to the Acquisition as if it had occurred as of January 1, 2019.  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Acquisition been consummated as of that time. The unaudited pro forma financial information combines the historical results of operations of the Company and Praha Vaccines for the periods presented below and reflects the application of certain pro forma adjustments (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$35,538	$3,357	$38,915	$7,339
Net loss	(18,196)	(42,119)	(45,821)	(87,367)
Basic and diluted net loss per share	(0.31)	(0.97)	(0.83)	(2.08)

Pro forma adjustments include the recognition of depreciation expense based on the Acquisition Date fair value and remaining useful lives of Praha Vaccines’ fixed assets (net of historical depreciation expense) and the elimination of costs related to the Acquisition, which are non-recurring in nature.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the six months ended June 30, 2020 was as follows (in thousands):

Amount
Balance at December 31, 2019	$51,154
Goodwill resulting from the acquisition of Praha Vaccines	70,468
Currency translation adjustments	(2,773)
Balance at June 30, 2020	$118,849

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$7,991	$(2,764)	$5,227	$7,985	$(2,562)	$5,423
Collaboration agreements	3,608	(3,585)	23	3,606	(3,448)	158
Total identifiable intangible assets	$11,599	$(6,349)	$5,250	$11,591	$(6,010)	$5,581

Amortization expense for the six months ended June 30, 2020 and 2019 was $0.3 million.

Estimated amortization expense for existing intangible assets for the remainder of 2020 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2020 (remainder)	$222
2021	400
2022	400
2023	400
2024	400
2025	400

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

Total convertible notes payable consisted of the following at (in thousands):

	June 30,	December 31,
	2020	2019
Principal amount of the Notes	$325,000	$325,000
Unamortized debt issuance costs	(3,677)	(4,389)
Total convertible notes payable	$321,323	$320,611

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Coupon interest at 3.75%	$3,047	$3,047	$6,094	$6,094
Amortization of debt issuance costs	356	356	712	712
Total interest expense on the Notes	$3,403	$3,403	$6,806	$6,806

Note 8 – Preferred Stock

In June 2020, the Company entered into a redeemable Series A Convertible Preferred Stock Subscription Agreement (“Subscription Agreement”), pursuant to which the Company agreed to issue and sell in a private placement 438,885 shares of its newly designated redeemable Series A Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), at a purchase price of $455.70 per share, for total gross proceeds of $200.0 million (the “Preferred Private Placement”). Under the terms of the Preferred Stock, any holder thereof has the right to redeem shares of the Preferred Stock at the original purchase price if the Company fails to meet certain SEC filing requirements and file and maintain for at least one year a registration statement for the resale of the shares of common stock underlying the Preferred Stock. Because certain of these features are outside of the Company's control, the Company has classified the Preferred Stock outside of permanent equity.

Each share of Preferred Stock is convertible into ten shares of common stock. The conversion price is equal to $45.57 and is subject to adjustment based on standard anti-dilution provisions. Holders of Preferred Stock are not entitled to cumulative dividends, are not entitled to vote on matters submitted to common stockholders and have a liquidation preference over common stockholders equal to the greater of the original purchase price, plus declared and unpaid Preferred Stock dividends, and the amount that would be payable in respect of common stock assuming the Preferred Stock converted immediately prior to the liquidation. The Company recognized a beneficial conversion feature of approximately $24.1 million that was recorded within additional paid-in capital and accumulated deficit as the Preferred Stock issuance is only contingently redeemable and convertible at any time at the option of the holder.

Note 9 – Stockholders' Equity (Deficit)

In June 2020, in advance of David M. Mott joining the Company’s Board of Directors, the Company agreed to sell 32,916 shares of common stock to him at a purchase price of $45.57 per share, reflecting the closing price of the Company’s common stock on the trading date prior to the date the parties’ agreement regarding the sale, for total gross proceeds of $1.5 million. Mr. Mott joined the Company’s Board of Directors later in the same month.

In May 2020, the Company entered into an At Market Issuance Sales Agreement ("May 2020 Sales Agreement"), which allows it to issue and sell up to $250 million in gross proceeds of its common stock. During the six months ended June 30, 2020, the Company sold 2.2 million shares of common stock under the May 2020 Sales Agreement resulting in $107.0 million in net proceeds, leaving $141.6 million remaining under the May 2020 Sales Agreement.

In March 2020, the Company entered into an At Market Issuance Sales Agreement (“March 2020 Sales Agreement”), which allowed it to issue and sell up to $150 million in gross proceeds of its common stock. During the six months ended June 30, 2020, the Company sold 8.6 million shares of common stock under the March 2020 Sales Agreement resulting in $148.1 million in net proceeds. The March 2020 Sales Agreement was fully utilized at that time.

In January 2020, the Company entered into an At Market Issuance Sales Agreement ("January 2020 Sales Agreement"), which allowed it to issue and sell up to $100 million in gross proceeds of its common stock. During the first quarter of 2020, the Company sold 10.5 million shares of common stock under the January 2020 Sales Agreement resulting in $98.7 million in net proceeds. The January 2020 Sales Agreement was fully utilized at that time.

In December 2018, the Company entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allowed it to issue and sell up to $100 million in gross proceeds of its common stock. During the six months ended June 30, 2019, the Company sold 1.7 million shares of common stock under the December 2018 Sales Agreement, of which all were sold in the first quarter of 2019, resulting in $17.4 million in net proceeds. During the six months ended June 30, 2020, the Company sold 7.2 million shares of common stock under the December 2018 Sales Agreement, of which all were sold in the first quarter of 2020, resulting in $38.5 million in net proceeds. The December 2018 Sales Agreement was fully utilized at that time.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During the six months ended June 30, 2019, the Company sold 2.5 million shares of common stock under the December 2017 Sales Agreement, of which all were sold in the first quarter of 2019, resulting in $37.9 million in net proceeds. The December 2017 Sales Agreement was fully utilized at that time.

Note 10 – Stock-Based Compensation

Stock Options

The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company's annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary.

The 2015 Plan authorizes the issuance of up to 10,900,000 shares of common stock under equity awards granted under the 2015 Plan, which includes an increase of 7,100,000 shares approved for issuance under the 2015 Plan at the Company's 2020 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.

The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms.

The 2015 Plan permits and the 2005 Plan permitted the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights and restricted stock units. In addition, under the 2015 Plan, unrestricted stock, stock units and performance awards may be granted. Stock options and stock appreciation rights generally have a maximum term of 10 years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company's common stock at the time of grant. Grants of stock options are generally subject to vesting over periods ranging from one to four years.

Stock Options and Stock Appreciation Rights

The following is a summary of stock options and stock appreciation rights activity under the 2015 Plan and 2005 Plan for the six months ended June 30, 2020:

	2015 Plan		2005 Plan
		Weighted-		Weighted-
		Average		Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding at January 1, 2020	3,388,701	$35.64	501,780	$64.19
Granted	2,820,041	$22.28	—	$—
Exercised	(209,959)	$30.35	(76,856)	$33.56
Canceled	(32,254)	$41.18	(22,329)	$52.26
Outstanding at June 30, 2020	5,966,529	$29.50	402,595	$70.71
Shares exercisable at June 30, 2020	953,073	$85.48	402,595	$70.71
Shares available for grant at June 30, 2020	3,098,569

In 2019, the Company granted 192,400 stock appreciation rights, with a weighted-average exercise price of $5.95, under the 2015 Plan.

Additionally, in 2019, due to limitations on the equity awards available under the 2015 Plan, the Company granted to certain employees 1,014,200 stock options, with a weighted-average exercise price of $5.95, under the 2015 Plan that were subject to approval of an increase in the number of shares under the 2015 Plan at the Company's 2020 annual meeting of stockholders. Furthermore, in April 2020, due to limitations on the equity awards available under the 2015 Plan, the Company granted to all of its employees collectively 2,501,600 stock options, with a weighted-average exercise price of $19.08, and 326,050 restricted stock units under the 2015 Plan that include a performance requirement related to its NVX-CoV2373 program that were also subject to approval of an increase in the number of shares under the 2015 Plan at the Company's 2020 annual meeting of stockholders. Since the proposal to increase the number of shares under the 2015 Plan was approved at the Company’s 2020 annual meeting of stockholders, as discussed in the “Stock Options” section above, the Company began to record stock-based compensation expense for these awards at that time.

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant or the date upon which the 2015 Plan was approved by the Company’s stockholders for stock options discussed above using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Weighted-average Black-Scholes fair value of stock options granted	$77.41	$8.50	$76.99	$23.43
Risk-free interest rate	0.3%-0.6%	1.8%-2.3%	0.3%-1.5%	1.8%-2.6%
Dividend yield	0%	0%	0%	0%
Volatility	116.0%-151.5%	127.3%-128.5%	116.0%-151.5%	111.6%-128.5%
Expected term (in years)	3.9-7.6	4.0	3.9-7.6	4.0-4.5
Expected forfeiture rate	0%	0%	0%	0%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights outstanding under the 2015 Plan and 2005 Plan as of June 30, 2020 was $357.5 million and 8.5 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights exercisable under the 2015 Plan and 2005 Plan as of June 30, 2020 was $34.1 million and 5.3 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and stock appreciation rights) that would have been received by the holders had all stock option  and stock appreciation rights holders exercised their stock options and stock appreciation rights on June 30, 2020. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and vesting of restricted stock awards for the six months ended June 30, 2020 and 2019 was $7.8 million and $0.1 million, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 600,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At June 30, 2020, there were 278,543 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Range of Black-Scholes fair value of ESPP shares granted	$2.87-$21.80	$9.45-$34.78	$2.57-$35.00	$7.25-$34.78
Risk-free interest rate	1.5%-2.6%	1.3%-2.5%	1.5%-2.6%	1.2%-2.5%
Dividend yield	0%	0%	0%	0%
Volatility	66.6%-150.9%	59.7%-171.6%	66.6%-154.4%	52.2%-171.6%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	0%	0%	0%

Restricted Stock Units

The following is a summary of restricted stock units activity for the six months ended June 30, 2020:

		Per Share
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding and Unvested at January 1, 2020	1,102,311	$5.95
Restricted stock units granted	457,204	$75.97
Restricted stock units vested	(47,563)	$18.61
Restricted stock units forfeited	(29,425)	$25.46
Outstanding and Unvested at June 30, 2020	1,482,527	$26.75

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$4,098	$2,444	$6,005	$5,624
General and administrative	3,834	2,176	5,892	4,555
Total stock-based compensation expense	$7,932	$4,620	$11,897	$10,179

As of June 30, 2020, there was approximately $344 million of total unrecognized compensation expense related to unvested stock options, stock appreciation rights, restricted stock units and the ESPP. The increase in unrecognized compensation expense is primarily due to the awards that were subject to approval of an increase in the number of shares under the 2015 Plan at the Company's 2020 annual meeting of stockholders, as discussed in the "Stock Options" section above, and the significant increase in the Company's common stock price in 2020. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.5 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods  and awards that require approval by the stockholders.

Note 11 – U.S. Government Agreements, Grants and Licenses

Operation Warp Speed

In July 2020, the Company entered into a Project Agreement (the “Project Agreement”) with Advanced Technology International, Inc. (“ATI”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with Operation Warp Speed (“OWS”). OWS is a partnership among components of the U.S. Department of Health and Human Services and the U.S. Department of Defense working to accelerate the development, manufacturing and distribution of COVID-19 vaccines, therapeutics and diagnostics. The Project Agreement relates to the Base Agreement the Company entered into with ATI in June 2020 (the “Base Agreement”, together with the Project Agreement, the “OWS Agreement”). Under the OWS Agreement, the Company is entitled to receive funding of up to $1.6 billion to support certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of the vaccine candidate to the U.S. Government. Pursuant to the OWS Agreement, the Company is currently authorized to make expenditures or incur obligations of up to $800 million, and the parties have committed to negotiate a definitive agreement by December 2020 that provides for aggregate costs payable to the Company up to but not in excess of the approved budget of $1.6 billion. If the parties have not agreed on definitive pricing or other terms by December 2020, or any extension of such target date granted by the U.S. Government, the U.S. Government has the discretion to unilaterally determine a fair and reasonable price for completion of the definitive agreement.

The OWS Agreement requires the Company to conduct certain clinical, regulatory and other activities, including a pivotal Phase 3 clinical trial to determine the safety and efficacy of NVX-CoV2373, and to manufacture and deliver to the U.S. Government 100 million doses of the vaccine candidate. Funding under the OWS Agreement is payable to the Company for various development, clinical trial, manufacturing, regulatory and other activities. The OWS Agreement contains terms and conditions that are customary for U.S. Government agreements of this nature, including provisions giving the U.S. Government the right to terminate the Base Agreement and/or the Project Agreement based on a reasonable determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the U.S. Government’s interest. If the Project Agreement is terminated prior to completion, the Company is entitled to be paid for work performed and costs or obligations incurred prior to termination and consistent with the terms of the OWS Agreement. The performance period under the Project Agreement extends from July 2020 through December 2021, subject to early termination by the U.S. Government or extension by mutual agreement of the parties.

U.S. Department of Defense

In June 2020, the Company entered into a letter contract (the “DoD Contract”) with the U.S. Department of Defense (the “DoD”) Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (“JPEO-CRBND-EB”), under which JPEO-CRBND-EB agreed to provide funding of up to $60.0 million to the Company to support the manufacture of NVX-CoV2373. Under the DoD Contract, the Company is currently authorized to make expenditures or incur obligations up to $22.0 million, and the Company and the DoD have committed to negotiate a definitive cost-reimbursement contract by December 2020 that provides for costs payable by the DoD not to exceed $60.0 million. If the Company and the DoD have not agreed on pricing or terms by December 2020, or any extension of such target date granted by the DoD, the DoD has the discretion to determine a reasonable price or fee for completion of the contract.

Under the DoD Contract, the Company is expected to deliver 10 million doses of NVX-CoV2373 to the DoD in the fourth quarter of 2020. The 10 million doses of NVX-CoV2373 may be used in Phase 2/3 clinical trials or under an Emergency Use Authorization, if approved by the U.S. Food and Drug Administration (“FDA”). Pursuant to the DoD Contract, if NVX-CoV2373 is approved by the FDA, the DoD is entitled to most-favored customer status for a period of five years from the award of the DoD Contract, meaning that the Company cannot give any comparable commercial client in the United States more favorable pricing than the DoD under similar transactional circumstances. During the three months ended June 30, 2020, the Company recognized revenue from the DoD Contract of $0.3 million.

Coalition for Epidemic Preparedness Innovations

In May 2020, the Company entered into a restated funding agreement (the “CEPI Funding Agreement”) with CEPI, under which CEPI agreed to provide funding of up to $384.5 million to the Company to support the development of NVX-CoV2373, in addition to the $3.9 million of funding CEPI provided to the Company pursuant to an initial funding agreement entered into between the Company and CEPI in March 2020. The  CEPI Funding Agreement provides up to $245.9 million in Grant Funding and up to $142.5 million in Forgivable Loan Funding, which loans are in the form of one or more forgivable no interest term loans in order to prepay certain manufacturing activities and are not subject to restrictive or financial covenants. The Company is only required to repay any CEPI Forgivable Loan Funding under certain circumstances to the extent it sells doses of NVX-CoV2373, produced with the funds provided and included in such loan(s), to a third party.

Under the terms of the CEPI Funding Agreement, among other things, the Company and CEPI agreed on the importance of global equitable access to any vaccines produced pursuant to the CEPI Funding Agreement. Any such vaccines, if approved, are expected to be procured and allocated through global mechanisms under discussion as part of the Access to COVID-19 Tools (ACT) Accelerator, an international initiative launched by the World Health Organization (“WHO”), Gavi the Vaccine Alliance, CEPI and other global non-governmental organizations and governmental leaders in 2020.

The scope and continuation of the CEPI Funding Agreement may be modified depending on ongoing developments of the COVID-19 outbreak and the success of NVX-CoV2373 relative to other third-party COVID-19 vaccine candidates or treatments. If the WHO, CEPI or a regulatory authority having jurisdiction over a clinical trial of NVX-CoV2373 determines that a third-party product candidate has substantially greater potential than a Company vaccine product, the Company must cease its clinical trial in the relevant region, and will be reimbursed for any costs incurred as a result thereof. In addition, CEPI has the right to unilaterally terminate the CEPI Funding Agreement if CEPI reasonably determines that (i) there are material safety, regulatory or ethical issues with the development of NVX-CoV2373, (ii) NVX-CoV2373 development should be limited in scope or terminated, (iii) the Company becomes unable to discharge its obligations under the agreement, (iv) the Company fails to meet certain milestones, or (v) the Company commits fraud or a financial irregularity.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the funding agreements are restricted as to their use until expenditures contemplated in the funding agreements are incurred. During the three and six months ended June 30, 2020, the Company recognized revenue from the funding agreements of $34.2 million and $36.5 million, respectively.

Bill & Melinda Gates Foundation

In support of the Company's development of ResVaxTM, in September 2015, the Company entered into the grant agreement with BMGF (the “BMGF Grant Agreement”), under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant supports ResVax development activities, including the Company's global Phase 3 clinical trial in pregnant women in their third trimester and other regulatory efforts. Unless terminated earlier by BMGF, the BMGF Grant Agreement will continue in effect until the end of 2021. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the BMGF Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low- and middle-income countries. Unless terminated earlier by BMGF, the GACA will continue in effect until the later of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the BMGF Grant Agreement are restricted as to their use until expenditures contemplated in the BMGF Grant Agreement are incurred. During the three and six months ended June 30, 2020, the Company recognized revenue from the Grant of $0.2 million and $0.4 million, respectively, and has recognized approximately $82 million in revenue since the inception of the agreement.

Serum Institute of India Private Limited

In July 2020, the Company entered into a supply and license agreement with Serum Institute of India Private Limited (“SIIPL”), under which it granted exclusive and non-exclusive licenses to SIIPL for the development, co-formulation, filling and finishing, registration and commercialization by SIIPL of NVX-CoV2373. SIIPL agreed to purchase the two vaccine components (the antigen drug substance and the Matrix-M adjuvant) from the Company and the parties will equally split the revenue from sale of such product by SIIPL in its licensed territory, net of agreed costs. The Company granted to SIIPL (i) an exclusive license in India during the agreement, and (ii) a non-exclusive license (a) during the “Pandemic Period” (as declared by the World Health Organization), in all countries other than specified countries designated by the World Bank as upper-middle or high-income countries, with respect to which the Company retains rights, and (b) after the Pandemic Period, in only those countries designated as low or middle-income by the World Bank. Following the Pandemic Period, the Company may notify SIIPL of any bona fide opportunities for the Company to license the product to a third party in such low and middle-income countries and SIIPL would have an opportunity to match or improve such third party terms, failing which, the Company would have the discretion to remove one or more non-exclusive countries from SIIPL’s license.

Takeda Pharmaceutical Company Limited

In August 2020, the Company announced a partnership with Takeda Pharmaceutical Company Limited (“Takeda”) for the exclusive development, manufacturing and commercialization of NVX-CoV2373 in Japan. Takeda will receive funding from the Government of Japan’s Ministry of Health, Labour and Welfare to support the technology transfer, establishment of infrastructure and scale-up of manufacturing. The Company anticipates that Takeda has manufacturing capacity of over 250 million doses per year. The Company will be entitled to receive payments based on the achievement of certain development and commercial milestones, as well as a portion of proceeds from the sale of the vaccine.

At June 30, 2020, the Company's current restricted cash and deferred revenue balances on the consolidated balance sheet include its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the CEPI Funding Agreement and BMGF Grant Agreement.

Note 12 - CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") to provide certain relief as a result of the COVID-19 pandemic. Amongst other items, the CARES Act lifts certain interest expense deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The enactment of the CARES Act did not result in any material adjustments to the Company's income tax provision or net deferred tax assets for the six months ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries Novavax AB and Praha Vaccines a.s., the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements with respect to our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities, including possible proceeds from our May 2020 Sales Agreement (defined below); potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectations with respect to manufacturing capacity, timing and production; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of NVX-CoV2373, NanoFlu™ and ResVax™; the expected timing and content of regulatory actions; funding from Operation Warp Speed (“OWS”), the Department of Defense (“DoD”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments by the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and usage and the availability of financing generally; plans regarding partnering activities, business development initiatives;  and other matters referenced herein. You generally can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume” or the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

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

Overview

We are a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. Our vaccine candidates, including both our recently announced coronavirus vaccine candidate, NVX-CoV2373, as well as our lead candidate, NanoFlu, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis. We believe our protein-based candidates elicit differentiated immune responses that may be more efficacious than naturally occurring immunity or other, more traditional vaccine approaches. Our technology targets a variety of infectious diseases. We are also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, our wholly owned Swedish subsidiary. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Coronavirus
● NVX-CoV2373(1)(2)	Phase 2
● Middle East Respiratory Syndrome (“MERS”)	Preclinical
● Severe Acute Respiratory Syndrome (“SARS”)	Preclinical

Seasonal Influenza
● NanoFlu (Older Adults)(1)	Phase 3(3)

Respiratory Syncytial Virus (“RSV”)
● ResVax(4) (Infants via Maternal Immunization)	Phase 3
● Older Adults(1)	Phase 2
● Pediatrics	Phase 1

Combination Seasonal Influenza/RSV(1)	Preclinical

Ebola Virus (“EBOV”)(1)	Phase 1

(1)	Includes Matrix-M adjuvant
(2)	Supported by funding from OWS, DoD and CEPI
(3)	Successfully achieved all primary endpoints and achieved statistical significance in key secondary endpoints
(4)	Supported by a grant from BMGF

A summary and status of these vaccine programs follows:

Coronavirus

Coronaviruses (“CoV”), so named for their “crown-like” appearance, are a large family of viruses, some of which are believed to have spread from animals to humans; they include human diseases such as MERS and SARS, and COVID-19, the most recent disease resulting from the SARS-CoV2 virus. COVID-19 first emerged in late 2019 in China, and by March 2020 was declared a global pandemic by the World Health Organization. There are currently no licensed vaccines proven to prevent COVID-19, although a range of vaccine candidates are under development.

NVX-CoV2373

We have successfully produced a vaccine candidate, NVX-CoV2373, designed to provide protection against SARS-CoV-2, the virus that causes COVID-19. We engineered NVX-CoV2373 from the genetic sequence of SARS-CoV-2, using our recombinant nanoparticle technology to generate the antigen derived from the coronavirus spike (S) protein. NVX-CoV2373 includes our proprietary Matrix-M adjuvant.

Clinical Development

In August 2020, we announced positive preliminary immunogenicity and safety results from our Phase 1 portion of the Phase 1/2 clinical trial of NVX-CoV2373, which we initiated in May 2020. The Phase 1 portion was a randomized, observer-blinded, placebo-controlled trial in 131 participants at two sites in Australia. The trial was designed to evaluate the immunogenicity and safety of NVX‑CoV2373, both adjuvanted with Matrix‑M and unadjuvanted. The protocol’s two-dose trial regimen assessed two dose sizes (5 and 25 micrograms) with Matrix‑M and without. Results from this trial showed that NVX-CoV2373 was generally well-tolerated, elicited robust antibody responses numerically superior to that seen in human convalescent sera, and induced robust polyfunctional CD4+ T cell responses. The Phase 2 portion of the study is expected to initiate in the third quarter of 2020, enrolling approximately 1,500 healthy adults in the U.S. and Australia. That Phase 2 portion of the trial is designed to assess expanded safety and immunogenicity in both adults 18-59 years of age and adults 60 years and above. We expect to report top-line data from the Phase 2 portion of the trial early in the fourth quarter of 2020.

In April 2020, we announced that NVX-CoV2373 demonstrated high immunogenicity in animal models measuring spike protein-specific antibodies, antibodies that block the binding of the spike protein to the receptor and high levels of wild-type virus neutralizing antibodies.

Funding

In July 2020, we were selected to participate in OWS, a U.S. government sponsored program working to accelerate the development, manufacturing and distribution of COVID-19 vaccines, therapeutics and diagnostics, under which we are entitled to receive funding of up to $1.6 billion  to support certain activities related to the development of NVX-CoV2373, and the manufacture and delivery of NVX-CoV2373 to the U.S. government. We expect this funding will assist in rapidly developing large-scale manufacturing capacity and transitioning into ongoing production, including the capability to stockpile and distribute large quantities of NVX-CoV2373 for use in clinical trials and commercially, if approved. We expect the OWS arrangement to also fund the late-stage clinical studies necessary to determine the safety and efficacy of NVX-CoV2373, including a pivotal Phase 3 clinical trial with up to 30,000 subjects that we expect to begin in the fourth quarter of 2020. OWS funding is also expected to support our plans to file submissions for licensure with the FDA.

In June 2020, we were awarded a contract by the U.S. DoD under which we are entitled to receive funding of up to $60 million for the manufacturing of NVX-CoV2373. In May 2020, we signed a restated funding agreement with CEPI under which we are entitled to receive funding of up to $384.5 million (the “CEPI Funding Agreement”), in addition to the $3.9 million of funding CEPI provided in March 2020, to be used by us for the development of NVX-CoV2373. Pursuant to the CEPI Funding Agreement, if approved, a portion of the NVX-CoV2373 supply produced by us, other than vaccine manufactured under the OWS arrangement, is expected to be procured and allocated through the COVAX Facility component of the Access to COVID-19 Tools (ACT) Accelerator, an international equitable vaccine purchasing initiative launched by the World Health Organization, Gavi the Vaccine Alliance, CEPI and other global non-governmental organizations and governmental leaders in 2020.

Manufacturing

In May 2020, we announced the acquisition of Praha Vaccines a.s. (“Praha Vaccines”), formerly part of the Cyrus Poonawalla Group, in an all cash transaction of approximately $167.3 million, subject to customary working capital adjustments. The acquisition includes a biologics manufacturing facility and associated assets in Bohumil, Czech Republic. The facility is expected to provide annual capacity of over 1 billion doses of antigen starting in 2021 for NVX-CoV2373. The acquisition included a 150,000-square foot state-of-the-art vaccine and biologics manufacturing facility and other support buildings, along with the existing employees and all related and required infrastructure. The facility is completing a renovation that includes Biosafety Level-3 (BSL-3) capabilities. As part of the transaction, approximately 150 employees with significant experience in vaccine manufacturing and support have joined Novavax. The acquisition of Praha Vaccines was supported by our funding arrangements with CEPI, which we expect will enable us to dramatically expand our manufacturing capacity. We plan to work collaboratively with the Serum Institute of India (SII), part of the Cyrus Poonawalla Group, to increase production levels at the Bohumil facility by the end of 2020.

In June 2020, we entered into contract manufacturing arrangements with AGC Biologics and the Polypeptide Group to provide contract development and manufacturing services, supplying us with large-scale production of Matrix-M. These arrangements are expected to allow us to significantly increase our capacity to deliver doses of NVX-CoV2373 in 2020 and 2021.

In July 2020, we announced a manufacturing partnership with FUJIFILM Diosynth Biotechnologies (“FDB”) that allows for the large-scale contract production of NVX-CoV2373 in connection with our OWS arrangement, initially at FDB’s facility in North Carolina.

Also in July 2020, we entered into a supply and license agreement with Serum Institute of India Private Limited (“SIIPL”), under which we granted exclusive and non-exclusive licenses to SIIPL for the development, co-formulation, filling and finishing, registration and commercialization by SIIPL of NVX-CoV2373. SIIPL agreed to purchase the two vaccine components (the antigen drug substance and the Matrix-M adjuvant) from us and we will equally split the revenue from sale of such product by SIIPL in its licensed territory, net of agreed costs. We granted to SIIPL (i) an exclusive license in India during the agreement, and (ii) a non-exclusive license (a) during the “Pandemic Period” (as declared by the World Health Organization), in all countries other than specified countries designated by the World Bank as upper-middle or high-income countries, with respect to which we retain rights, and (b) after the Pandemic Period, in only those countries designated as low or middle-income by the World Bank. Following the Pandemic Period, we may notify SIIPL of any bona fide opportunities for us to license the product to a third party in such low and middle-income countries and SIIPL would have an opportunity to match or improve such third party terms, failing which, we would have the discretion to remove one or more non-exclusive countries from SIIPL’s license.

In August 2020, we announced a partnership with Takeda Pharmaceutical Company Limited (“Takeda”) for the exclusive development, manufacturing and commercialization of NVX-CoV2373 in Japan. Takeda will receive funding from the Government of Japan’s Ministry of Health, Labour and Welfare to support the technology transfer, establishment of infrastructure and scale-up of manufacturing. We anticipate that Takeda has manufacturing capacity of over 250 million doses per year. We will be entitled to receive payments based on the achievement of certain development and commercial milestones, as well as a portion of proceeds from the sale of the vaccine.

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

Seasonal Influenza

NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as children under 18 years old and older adults, but also occurring in the general population. According to an influenza vaccines forecast by GlobalData in 2019, the market for seasonal influenza vaccines is expected to grow from approximately $4.6 billion in 2018 to approximately $6.5 billion in 2028 (in the countries comprising the eight major markets). Recent flu seasons have shown an increase in the influenza disease burden. For the 2017-18 flu season, the Centers for Disease Control and Prevention estimates that influenza in the U.S. resulted in 48.8 million illnesses, 959,000 hospitalizations and 79,400 deaths, a dramatic increase across all categories compared to previous years.

In March 2020, we announced positive top-line results from our Phase 3 clinical trial of our nanoparticle seasonal quadrivalent influenza vaccine candidate, including our proprietary Matrix-M adjuvant (“NanoFlu”). The trial was a randomized, observer-blinded, active controlled trial in approximately 2,652 healthy older adults (65 years and older) across 19 clinical sites in the U.S. The trial’s primary objective was to demonstrate non-inferior immunogenicity as measured by hemagglutination inhibition (“HAI”) titers of vaccine homologous influenza strains compared to a licensed seasonal vaccine, and to describe its safety profile. NanoFlu achieved all the primary objectives, and was well-tolerated and had a safety profile comparable to a U.S.-licensed quadrivalent vaccine, Fluzone® Quadrivalent with a modest increase in local adverse events. NanoFlu also achieved statistical significance in key secondary endpoints. This positive data will support a U.S. biologics license application (“BLA”), which BLA will include process performance qualification and a lot consistency clinical trial, and licensure of NanoFlu using the U.S. Food and Drug Administration’s (“FDA”) accelerated approval pathway.

In January 2020, we announced that the FDA granted NanoFlu Fast Track designation, which is intended for products that treat serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The program permits the FDA to review modules of a BLA as they are received instead of waiting for the entire BLA submission. In addition, priority review (six-month review versus standard 10-month review) is an additional benefit that may potentially be available for NanoFlu in the future.

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

Data from our Prepare trial, which was initiated in December 2015, was announced in February 2019. The Prepare trial was conducted to determine whether ResVax reduced incidence of medically significant RSV-positive LRTI in infants through a minimum of the first 90 days of life and up through the first six months of life. While these data did not meet the trial’s primary efficacy endpoint, it did demonstrate efficacy against a secondary objective by reducing RSV LRTI hospitalizations in treated infants. ResVax is thus the first RSV vaccine to show efficacy in a Phase 3 clinical trial, and in addition, showed important effects against a variety of pre-specified exploratory endpoints and post-hoc analyses. This included a ~60% reduction in RSV-related severe hypoxemia and a ~74% reduction in RSV-related, radiographically-confirmed pneumonia through day 90. As in previous clinical trials, ResVax also showed favorable safety and tolerability results. In light of the fact that the trial failed to meet the primary endpoints, the FDA and European Medicines Agency recommended that we conduct an additional Phase 3 clinical trial to confirm efficacy. BMGF has supported the Prepare trial for ResVax through a grant of up to $89.1 million pursuant to a grant agreement we entered into with BMGF in September 2015 (the “BMGF Grant Agreement”); BMGF continues to financially support our efforts to conduct certain follow-on analyses of the Phase 3 data. We are assessing opportunities to bring ResVax to market, in conjunction with our pursuit of a regulatory licensure approach for the U.S., the European Union and other geographies.

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

Combination Respiratory Vaccine

With the ongoing development of our NanoFlu and RSV F Vaccine, a strong rationale exists for developing a combination respiratory vaccine that is designed to protect susceptible populations against both diseases. Although testing is at an early stage, we believe that a combination vaccine against both influenza and RSV may be achievable. Additional combinations of our vaccines, including combinations that include NVX-CoV2373, are also being considered.

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

Sale of Preferred Stock

In June 2020, we entered into an agreement to sell 438,885 shares of newly designated Series A Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), at a purchase price of $455.70 per share, convertible into 4,388,850 shares of common stock, to an investment fund affiliated with RA Capital Management (“RA Capital”) in a private placement, at an effective purchase price per share of common stock equal to the June 12, 2020 closing price of our common stock. Upon closing, we received gross proceeds of approximately $200 million. Holders of Preferred Stock are not entitled to cumulative dividends, are not entitled to vote on matters submitted to common stockholders and have a liquidation preference over common stockholders (see “Note 8 – Preferred Stock” included in our Notes to Consolidated Financial Statements).

Sales of Common Stock

In May 2020, we entered into an At Market Issuance Sales Agreement (“May 2020 Sales Agreement”), which allows us to issue and sell up to $250 million in gross proceeds of our common stock. During the six months ended June 30, 2020, we sold 2.2 million shares of common stock under the May 2020 Sales Agreement resulting in $107.0 million in net proceeds, leaving $141.6 million remaining under the May 2020 Sales Agreement.

In March 2020, we entered into an At Market Issuance Sales Agreement (“March 2020 Sales Agreement”), which allowed us to issue and sell up to $150 million in gross proceeds of our common stock. During the six months ended June 30, 2020, we sold 8.6 million shares of common stock under the March 2020 Sales Agreement resulting in $148.1 million in net proceeds. The March 2020 Sales Agreement was fully utilized at that time.

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

Three Months Ended June 30, 2020 and 2019 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Three Months Ended
	June 30,
			Change 2019
Revenue:	2020	2019	to 2020
Total revenue	$35,538	$3,357	$32,181

Revenue for the three months ended June 30, 2020 was $35.5 million as compared to $3.4 million for the same period in 2019, an increase of $32.2 million. Revenue for the three months ended June 30, 2020 was primarily comprised of revenue for services performed under the CEPI Funding Agreement. Revenue for the three months ended June 30, 2019 was primarily comprised of revenue for services performed under the BMGF Grant Agreement and revenue from Novavax AB. The significant increase in revenue was due to increased development activities relating to NVX-CoV2373 under the CEPI Funding Agreement.

We expect revenue in 2020 to significantly increase due to our NVX-CoV2373 program, which we anticipate will be primarily funded by OWS, CEPI, DoD and/or other potential non-dilutive funding sources.

Expenses:

	Three Months Ended
	June 30,
			Change 2019
Expenses:	2020	2019	to 2020
Research and development	$34,846	$30,417	$4,429
General and administrative	17,719	9,606	8,113
Total expenses	$52,565	$40,023	$12,542

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, program-related manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses increased to $34.8 million for the three months ended June 30, 2020 from $30.4 million for the same period in 2019, an increase of $4.4 million, or 15%. The increase was primarily due to increased development activities relating to NVX-CoV2373, partially offset by decreased employee-related and other costs and development activities of ResVax as compared to the same period in 2019. At June 30, 2020, we had 298 employees dedicated to our research and development programs versus 265 employees as of June 30, 2019. For 2020, we expect research and development expenses to significantly increase due to our anticipated development activities for our NVX-CoV2373 program (see discussion on our NVX-CoV2373 program above) and increases in employee-related costs.

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

The following summarizes our research and development expenses by functional area for the three months ended June 30 (in millions):

	2020	2019
Manufacturing	$19.7	$19.2
Vaccine Discovery	3.0	1.7
Clinical and Regulatory	12.1	9.5
Total research and development expenses	$34.8	$30.4

We do not provide forward-looking estimates of costs and time to complete our research projects due to the many uncertainties associated with vaccine development. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay clinical trials in order to focus our resources on more promising vaccine candidates. Completion of clinical trials may take several years or more, but the length of time can vary substantially depending upon the phase, size of clinical trial, primary and secondary endpoints and the intended use of the vaccine candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

●	the number of participants who participate in the clinical trials;
●	the number of sites included in the clinical trials;
●	if clinical trial locations are domestic, international or both;
●	the time to enroll participants;
●	the duration of treatment and follow-up;
●	the safety and efficacy profile of the vaccine candidate; and
●	the cost and timing of, and the ability to secure, regulatory approvals.

As a result of these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when, and to what extent, we will generate future cash flows from our research projects.

General and Administrative Expenses

General and administrative expenses increased to $17.7 million for the three months ended June 30, 2020 from $9.6 million for the same period in 2019, an increase of $8.1 million, or 84%. The increase in general and administrative expenses is primarily due to increased professional fees relating to the Praha Vaccines acquisition and supporting our NVX-CoV2373 program and increased employee-related expenses. At June 30, 2020, we had 61 employees dedicated to general and administrative functions versus 43 employees as of June 30, 2019. For 2020, we expect general and administrative expenses to significantly increase due to increased activities related to supporting our NVX-CoV2373 program and increases in employee-related costs.

Other Income (Expense):

	Three Months Ended
	June 30,
			Change 2019
	2020	2019	to 2020
Other Income (Expense):
Investment income	$297	$474	$(177)
Interest expense	(3,403)	(3,403)	—
Other income (expense)	2,612	(8)	2,620
Total other income (expense)	$(494)	$(2,937)	$2,443

We had total other expense, net of $0.5 million for the three months ended June 30, 2020 as compared to $2.9 million for the same period in 2019. In the three months ended June 30, 2020, we recorded a $2.7 million gain on the intercompany loan with Praha Vaccines due to changes in the exchange rates.

Net Loss:

	Three Months Ended
	June 30,
			Change 2019
	2020	2019	to 2020
Net Loss:
Net loss	$(17,521)	$(39,603)	$22,082
Net loss per share	$(0.30)	$(1.69)	$1.39
Weighted shares outstanding	58,618	23,473	35,145

Net loss for the three months ended June 30, 2020 was $17.5 million, or $0.30 per share, as compared to $39.6 million, or $1.69 per share, for the same period in 2019. The decrease in net loss was primarily due to increased revenue under the CEPI Funding Agreement in the three months ended June 30, 2020.

The increase in weighted average shares outstanding for the three months ended June 30, 2020 is primarily a result of sales of our common stock in 2020 and 2019.

Six Months Ended June 30, 2020 and 2019 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Six Months Ended
	June 30,
			Change 2019
Revenue:	2020	2019	to 2020
Total revenue	$38,915	$7,339	$31,576

Revenue for the six months ended June 30, 2020 was $38.9 million as compared to $7.3 million for the same period in 2019, an increase of $31.6 million. Revenue for the six months ended June 30, 2020 was primarily comprised of revenue for services performed under the CEPI Funding Agreement. Revenue for the six months ended June 30, 2019 was primarily comprised of revenue for services performed under the BMGF Grant Agreement and revenue from Novavax AB. The significant increase in revenue was due to increased development activities relating to NVX-CoV2373 under the CEPI Funding Agreement.

Expenses:

	Six Months Ended
	June 30,
			Change 2019
Expenses:	2020	2019	to 2020
Research and development	$51,741	$65,890	$(14,149)
General and administrative	27,098	18,338	8,760
Total expenses	$78,839	$84,228	$(5,389)

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations, and other expenses associated with our process development, program-related manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses decreased to $51.7 million for the six months ended June 30, 2020 from $65.9 million for the same period in 2019, a decrease of $14.1 million, or 21%. This decrease was primarily due to decreased development activities of ResVax and lower employee-related and other costs in the six months ended June 30, 2020 as compared to the same period in 2019, partially offset by increased development activities relating to NVX-CoV2373. At June 30, 2020, we had 298 employees dedicated to our research and development programs versus 265 employees as of June 30, 2019.

Expenses by Functional Area

The following summarizes our research and development expenses by functional area for the six months ended June 30 (in millions):

	2020	2019
Manufacturing	$29.0	$40.9
Vaccine Discovery	5.0	3.5
Clinical and Regulatory	17.7	21.5
Total research and development expenses	$51.7	$65.9

General and Administrative Expenses

General and administrative expenses increased to $27.1 million for the six months ended June 30, 2020 from $18.3 million for the same period in 2019, an increase of $8.8 million, or 48%. The increase in general and administrative expenses is primarily due to increased professional fees relating to the Praha Vaccines acquisition and supporting our NVX-CoV2373 program and increased employee-related expenses. At June 30, 2020, we had 61 employees dedicated to general and administrative functions versus 43 employees as of June 30, 2019.

Other Income (Expense):

	Six Months Ended
	June 30,
			Change 2019
	2020	2019	to 2020
Other Income (Expense):
Investment income	$732	$894	$(162)
Interest expense	(6,806)	(6,806)	—
Other income (expense)	2,613	(20)	2,633
Total other income (expense)	$(3,461)	$(5,932)	$2,471

We had total other expense, net of $3.5 million for the six months ended June 30, 2020 as compared to $5.9 million for the same period in 2019. In the six months ended June 30, 2020, we recorded a $2.7 million gain on the intercompany loan with Praha Vaccines due to changes in the exchange rates.

Net Loss:

	Six Months Ended
	June 30,
			Change 2019
	2020	2019	to 2020
Net Loss:
Net loss	$(43,385)	$(82,821)	$39,436
Net loss per share	$(0.84)	$(3.77)	$2.93
Weighted shares outstanding	51,401	21,966	29,435

Net loss for the six months ended June 30, 2020 was $43.4 million, or $0.84 per share, as compared to $82.8 million, or $3.77 per share, for the same period in 2019. The decrease in net loss was primarily due to increased revenue under the CEPI Funding Agreement in the three months ended June 30, 2020.

The increase in weighted average shares outstanding for the six months ended June 30, 2020 is primarily a result of sales of our common stock in 2020 and 2019.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing and distribution costs. We plan to continue to have multiple vaccines and product candidates in various stages of development, and we believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the scope, initiation, rate and progress of our preclinical studies and clinical trials and other research and development activities. We have primarily funded our recent operations with proceeds from the sale of common stock and preferred stock in equity offerings, and revenue under the BMGF Grant Agreement and CEPI Funding Agreement. We anticipate our future operations to be additionally funded by OWS, CEPI, DoD and/or other potential non-dilutive funding sources.

As of June 30, 2020, we had $609.5 million in cash and cash equivalents, marketable securities and restricted cash as compared to $82.2 million as of December 31, 2019. These amounts consisted of $424.4 million in cash and cash equivalents, $77.9 million in marketable securities and $107.2 million in restricted cash as of June 30, 2020 as compared to $78.8 million in cash and cash equivalents and $3.4 million in restricted cash as of December 31, 2019.

The following table summarizes cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
			Change 2019
	2020	2019	to 2020
Summary of Cash Flows:
Net cash (used in) provided by:
Operating activities	$92,524	$(80,621)	$173,145
Investing activities	(245,946)	20,735	(266,681)
Financing activities	602,540	56,184	546,356
Effect on exchange rate on cash, cash equivalents and restricted cash	276	(22)	298
Net increase (decrease) in cash, cash equivalents and restricted cash	449,394	(3,724)	453,118
Cash, cash equivalents and restricted cash at beginning of period	82,180	81,959	221
Cash, cash equivalents and restricted cash at end of period	$531,574	$78,235	$453,339

Net cash provided by operating activities increased to $92.5 million for the six months ended June 30, 2020, as compared cash used in operating activities to $80.6 million for the same period in 2019. The increase in cash provided is primarily due to payments received under the CEPI Funding Agreement and timing of payments to third-parties.

During the six months ended June 30, 2020 and 2019, our investing activities consisted of purchases and maturities of marketable securities, our acquisition of Praha Vaccines in 2020 and, to a much lesser extent, capital expenditures. Capital expenditures for the six months ended June 30, 2020 and 2019 were $3.9 million and $1.3 million, respectively. For 2020, we expect a significant increase in our capital expenditures due to our development activities for our NVX-CoV2373 program.

Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements and issuance of preferred stock in a private placement, and to a lesser extent, stock option exercises and purchases under our Employee Stock Purchase Plan. In the six months ended June 30, 2020, we received net proceeds of $392.3 million from selling shares of common stock through our At Market Issuance Sales Agreements and $199.8 million through the issuance of preferred stock in a private placement. In the six months ended June 30, 2019, we received net proceeds of $55.2 million from selling shares of common stock through our At Market Issuance Sales Agreements.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of June 30, 2020, we had cash and cash equivalents of $424.4 million, $77.9 million in marketable securities, all of which are current, $107.2 million in restricted cash and working capital of $423.1 million.

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

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have two foreign consolidated subsidiaries, Novavax AB, which is located in Sweden, and Praha Vaccines, which is located in the Czech Republic. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ equity (deficit) of approximately $2.6 million at June 30, 2020. A 10% decline in the exchange rate between the U.S. dollar and Czech Koruna would result in a decline of stockholders’ equity (deficit) of approximately $9.8 million at June 30, 2020.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2020, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of Praha Vaccines that are included in our June 30, 2020 consolidated financial statements. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Praha Vaccines.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factors disclosed below, there are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Although there has been rapid progress, pursuit of our COVID-19 vaccine candidate, NVX-CoV2373, remains at an early stage. We may be unable to produce a successful vaccine in a timely manner, if at all.

In response to the outbreak of COVID-19, we are pursuing the development and manufacture of our vaccine candidate, NVX-CoV2373, which is currently in clinical testing. Even though we observed positive results in pre-clinical and early clinical trials, such results may not be predictive of future clinical trial results and whether they will be sufficient to support regulatory approval, accelerated or otherwise. Our development of NVX-CoV2373 is in an early stage, and we may be unable to produce a vaccine that successfully treats COVID-19 in a timely manner, if at all.

Additionally, our ability to develop an effective vaccine to respond to COVID-19 depends on our ability to effectively scale up manufacturing capabilities at our own locations and those of our manufacturing partners and contractors. We recently acquired Praha Vaccines, including its vaccine manufacturing facility in Bohumil, Czech Republic and approximately 150 Praha Vaccines employees. Strategic transactions, such as our acquisition of Praha Vaccines, involve many risks, including, among others, those related to diversion of management’s attention from other business concerns, unanticipated expenses and liabilities, and increased complexity of our operations, which could prevent us from effectively exploiting acquired facilities, successfully integrating the acquired business and personnel, or fully realizing expected synergies. We are also actively entering into agreements with third-party manufacturers and distributors to manufacture both bulk drug substance and our proprietary Matrix-M adjuvant for NVX-CoV2373 and to distribute NVX-CoV2373. Reliance on third parties involves many risks, including risks that such third parties may not complete manufacturing or distribution activities on schedule, in compliance with regulatory requirements, within budget or in accordance with our quality standards. Manufacturing of NVX-CoV2373 involves a complicated process that will require significant investments of time and financial resources to implement. We cannot guarantee that we will be able to timely and effectively produce NVX-CoV2373 in adequate quantities to meet global demand.

The Company has not previously had a commercial launch of any vaccine product, and doing so in a pandemic environment with an urgent, critical global need creates additional challenges. In addition to scaling up our manufacturing capabilities, we will need to develop global distribution channels and form partnerships with third parties worldwide. Rapid and significant growth may strain our administrative and operational infrastructure and our efforts to establish these capabilities may not meet initial expectations as to timing, scale-up, yield, cost or quality. If we are unable to successfully manage our growth and the increased complexity of our operations, our business, financial position, results of operations and prospects may be materially and adversely affected.

There is significant competition in the development of a vaccine against COVID-19 and we may never see returns on the significant resources we are devoting to NVX-CoV2373.

We may be unable to produce a successful COVID-19 vaccine and establish a competitive market share for our vaccine before a competitor or before the COVID-19 outbreak is contained or significantly diminished. A large number of vaccine manufacturers, academic institutions and other organizations currently have programs to develop COVID-19 vaccine candidates. While we are not aware of all of our competitors’ efforts, there are reports that Johnson & Johnson/Janssen, Pfizer, GlaxoSmithKline, Moderna, Sanofi, Inovio, AstraZeneca and many other companies are all in various stages of developing vaccine candidates against COVID-19. Despite funding provided to us to date, many of our competitors pursuing vaccine candidates have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 vaccines before we can complete development and seek approval for our vaccine candidate, or if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate that we may develop. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19, or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency, there may be a diversion of potential governmental and other funding away from us and toward such other parties.

We are working toward the large-scale development, manufacturing and distribution of NVX-CoV2373 through a variety of government and private funding sources. For instance, we entered into funding agreements with CEPI to fund up to $388 million for clinical development and manufacturing activities for NVX-CoV2373 and we entered into the OWS Agreement to fund up to $1.6 billion, of which we are currently authorized to make expenditures or incur obligations of up to $800 million, to support the development, manufacture and delivery of NVX-CoV2373 to the U.S. Government. To the extent pricing negotiations are ongoing, however, such funding sources have discretion over the distribution of funding commitments, and to the extent funding commitments in such agreements are conditioned on our meeting certain milestones, we may not ultimately receive the full amount of committed funds and could be exposed to urgent needs for additional funding to support our NVX-CoV2373 development, manufacturing and distribution activities and there can be no assurance that we will be able to timely obtain additional government or private funding, if at all. For example, our agreement with CEPI requires that we adhere to certain equitable access principles regarding allocation and pricing, which may impact our ability to make profits. Future third-party investors and strategic partners, if any, may also impose restrictions on or mandate input as to our conduct of clinical trials, manufacturing activities or distribution activities, which may cause delays in the event of disagreement. We can make no assurance that the OWS Agreement or the funding agreements with CEPI will have a positive impact on our financial results.

We are allocating significant financial and personnel resources to the development of NVX-CoV2373, which may cause delays in or otherwise negatively impact our other development programs. Our business could be negatively impacted by our allocation of significant resources to combatting a global health threat that is unpredictable or against which our vaccine, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable.

Our ability to produce a successful vaccine may be curtailed by one or more government actions or interventions, which may be more likely during a global health crisis such as COVID-19.

Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions, including the U.S. Government under the Defense Production Act of 1950, as amended, which could directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to NVX-CoV2373 and the economic value of a COVID-19 vaccine to us could be limited. In addition, during a global health crisis, such as the COVID-19 pandemic, where the spread of a disease needs to be controlled, closed or heavily regulated national borders will create challenges and potential delays in our development and production activities and may necessitate that we pursue strategies to develop and produce our vaccine candidates within self-contained national or international borders, at potentially much greater expense and with longer timeframes for public distribution.

The regulatory pathway for NVX-CoV2373 is continually evolving, and may result in unexpected or unforeseen challenges.

The regulatory pathway for NVX-CoV2373 is evolving and failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including penalties, fines and delays in vaccine licensure. Efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to compliance activities. For example, the rules, regulations and standards governing OWS are uncertain and may evolve as the program progresses. Such rules or standards may adversely affect our plans to develop NVX-CoV2373 and failure by us to comply with any laws, rules or standards, some of which may not exist yet or may change, could result in a range of adverse consequences, such as penalties, fines or failure to receive funding.

The speed at which all parties are moving to create, test and approve a vaccine for COVID-19 is highly unusual and may increase the risks associated with traditional vaccine development, which typically takes between eight and ten years. Given this accelerated timeline, we and regulators, including the FDA, may make decisions more rapidly than is typical. Evolving or changing plans or priorities at the FDA or other regulatory bodies, including based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory pathway for NVX-CoV2373. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s or other regulators’ analysis of clinical data may differ from our interpretation and the FDA or other regulators may require that we conduct additional clinical trials or non-clinical studies. There can be no guarantee that the evolving regulatory pathway will not impede the development, commercialization and/or licensure of NVX-CoV2373.

In addition, since the path to licensure of any vaccine against COVID-19 is unclear, we may have a widely used vaccine in circulation in the U.S. or another country as an investigational vaccine or a product authorized for temporary or emergency use prior to our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for Novavax and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

The outbreak of COVID-19 may materially and adversely affect our business and our financial results.

The COVID-19 pandemic continues to present substantial global economic and public health challenges, which may materially and adversely impact our business, financial condition and results of operations. In response to COVID-19, various aspects of our business operations have been, and could continue to be, disrupted. We continue to implement a work from home policy, with our administrative employees working outside of our offices, and on-site staff restricted to only those required to execute certain laboratory and related support activities. Working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, as a result of state or local restrictions, our on-site staff conducting research and development may not be able to access our laboratories, and these core activities may be significantly limited or curtailed, possibly for extended periods of time. Travel restrictions and other governmental measures may also result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Our clinical trials, whether planned or ongoing, may be affected by the COVID-19 pandemic. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward efforts to treat or prevent COVID-19, or other reasons related to the pandemic. In addition, there could be a potential effect of COVID-19 to the operations of the FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

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

Our operations, and those of our clinical research organizations, contract manufacturing organizations, vendors of materials needed in manufacturing, and other third parties upon whom we depend, could be subject to fires, extreme weather conditions, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, war or terrorism and other natural or man-made disasters, as well as public health emergencies, such as the COVID-19 pandemic. The occurrence of any of these business disruptions could prevent us from using all or a significant portion of our facilities and it may be difficult or impossible for us to continue certain activities for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event and we may incur substantial expenses and delays as a result. Our ability to manufacture our product candidates and obtain necessary clinical supplies for our product candidates could be disrupted if the operations of our contract manufacturing organizations or suppliers are affected by a natural or man-made disaster, or a public health emergency.

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

3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2020 (File No. 000-26770))

3.4

Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

4.1	Form of Series A Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2020 (File No. 000-26770))

10.1*±	Restated Funding Agreement, entered into on May 11, 2020, by and between the Company and the Coalition for Epidemic Preparedness Innovations

10.2††

Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 13, 2020 in connection with the Annual Meeting held on June 25, 2020 (File No. 000-26770))

10.3*±

Share Purchase Agreement, dated May 27, 2020, by and among the Company (solely as guarantor), Novavax AB, De Bilt Holdings B.V., Poonawalla Science Park B.V., Bilthoven Biologicals B.V. and Serum International B.V. (solely as guarantor)

10.4*±	Letter Contract, entered into on June 8, 2020, by and between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense

10.5

Series A Convertible Preferred Subscription Agreement, dated as of June 15, 2020, by and between the Company and RA Capital Healthcare Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2020 (File No. 000-26770))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six-month periods ended June 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

††Management contracts, compensatory plans or arrangements.

*	Filed herewith or furnished.
±	Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 10, 2020	By:	/s/ Stanley C. Erck
Stanley C. Erck
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ John J. Trizzino
John J. Trizzino
Executive Vice President, Chief Business Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)