Form 10-Q
period 2020-09-30
NOVAVAX INC
filed 2020-11-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 63,659,952 as of October 31, 2020.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	2

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION		40

Item 1A.	Risk Factors	40

Item 6.	Exhibits	46

SIGNATURES		48

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAVAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$334,171	$78,823
Marketable securities	169,860	—
Restricted cash	67,154	2,947
Accounts receivable	12,355	7,500
Unbilled services	3,826	—
Prepaid expenses and other current assets	83,851	7,977
Total current assets	671,217	97,247
Restricted cash	411	410
Property and equipment, net	131,834	11,445
Intangible assets, net	5,332	5,581
Goodwill	126,932	51,154
Other non-current assets	8,294	7,120
Total assets	$944,020	$172,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,097	$2,910
Accrued expenses	78,812	14,867
Accrued interest	2,031	5,078
Deferred revenue	81,814	1,678
Current portion of finance lease liabilities	55,860	—
Other current liabilities	5,604	1,262
Total current liabilities	239,218	25,795
Deferred revenue	2,500	2,500
Convertible notes payable	321,679	320,611
Non-current finance lease liabilities	63,099	—
Other non-current liabilities	11,262	10,068
Total liabilities	637,758	358,974

Commitments and contingencies

Preferred stock, $0.01 par value, 2,000,000 shares authorized; 438,885 shares of redeemable Series A Convertible Preferred Stock issued and outstanding at September 30, 2020 and no shares issued and outstanding at December 31, 2019	199,822	—

Stockholders' equity (deficit):
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2020 and December 31, 2019; and 63,318,888 shares issued and 62,927,485 shares outstanding at September 30, 2020 and 32,399,352 shares issued and 32,352,416 shares outstanding at December 31, 2019	633	324
Additional paid-in capital	1,848,644	1,260,551
Accumulated deficit	(1,696,635)	(1,431,801)
Treasury stock, 391,403 shares, cost basis at September 30, 2020 and 46,936 shares, cost basis at December 31, 2019	(41,207)	(2,583)
Accumulated other comprehensive loss	(4,995)	(12,508)
Total stockholders’ equity (deficit)	106,440	(186,017)
Total liabilities and stockholders’ equity (deficit)	$944,020	$172,957

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue:
Grant and other	$114,086	$2,507	$152,690	$9,846
Government contract	42,938	—	43,249	—
Total revenue	157,024	2,507	195,939	9,846

Expenses:
Research and development	294,087	18,611	345,828	84,502
Gain on Catalent transaction	—	(9,016)	—	(9,016)
General and administrative	56,879	7,899	83,977	26,236
Total expenses	350,966	17,494	429,805	101,722
Loss from operations	(193,942)	(14,987)	(233,866)	(91,876)
Other income (expense):
Investment income	140	342	872	1,236
Interest expense	(4,460)	(3,403)	(11,266)	(10,209)
Other income (expense)	952	5	3,565	(15)
Net loss	$(197,310)	$(18,043)	$(240,695)	$(100,864)

Basic and diluted net loss per share	$(3.21)	$(0.74)	$(4.39)	$(4.43)

Basic and diluted weighted average number of common shares outstanding	61,554	24,327	54,810	22,761

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(197,310)	$(18,043)	$(240,695)	$(100,864)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities available-for-sale	(26)	—	18	5
Foreign currency translation adjustment	8,226	(1,564)	7,495	(2,668)
Other comprehensive income (loss)	8,200	(1,564)	7,513	(2,663)
Comprehensive loss	$(189,110)	$(19,607)	$(233,182)	$(103,527)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Three Months Ended September 30, 2020 and 2019

(unaudited)

			Additional			Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	(Deficit)

	(in thousands, except share information)
Balances at June 30, 2020	61,262,632	$612	$1,699,072	$(1,499,325)	$(2,638)	$(13,195)	$184,526
Preferred stock beneficial conversion feature	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	65,705	—	—	—	65,705
Stock issued under incentive programs	1,534,345	16	26,682	—	(38,569)	—	(11,871)
Issuance of common stock, net of issuance costs of $725	521,911	5	57,185	—	—	—	57,190
Unrealized loss on marketable securities	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	8,226	8,226
Net loss	—	—	—	(197,310)	—	—	(197,310)
Balance at September 30, 2020	63,318,888	$633	$1,848,644	$(1,696,635)	$(41,207)	$(4,995)	$106,440

Balances at June 30, 2019	23,495,466	$235	$1,210,941	$(1,381,928)	$(2,451)	$(12,290)	$(185,493)
Non-cash stock-based compensation	—	—	2,624	—	—	—	2,624
Stock issued under incentive programs	122,485	1	181	—	(132)	—	50
Issuance of common stock, net of issuance costs of $161	1,957,627	20	12,568	—	—	—	12,588
Foreign currency translation adjustment	—	—	—	—	—	(1,564)	(1,564)
Net loss	—	—	—	(18,043)	—	—	(18,043)
Balance at September 30, 2019	25,575,578	$256	$1,226,314	$(1,399,971)	$(2,583)	$(13,854)	$(189,838)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Nine Months Ended September 30, 2020 and 2019

(unaudited)

			Additional			Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	(Deficit)

	(in thousands, except share information)
Balance at December 31, 2019	32,399,352	$324	$1,260,551	$(1,431,801)	$(2,583)	$(12,508)	$(186,017)
Preferred stock beneficial conversion feature	—	—	24,139	(24,139)	—	—	—
Non-cash stock-based compensation	—	—	77,602	—	—	—	77,602
Stock issued under incentive programs	1,884,399	19	35,689	—	(38,624)	—	(2,916)
Issuance of common stock, net of issuance costs of $5,870	29,035,137	290	450,663	—	—	—	450,953
Unrealized gain on marketable securities	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	—	7,495	7,495
Net loss	—	—	—	(240,695)	—	—	(240,695)
Balance at September 30, 2020	63,318,888	$633	$1,848,644	$(1,696,635)	$(41,207)	$(4,995)	$106,440

Balance at December 31, 2018	19,245,302	$192	$1,144,621	$(1,299,107)	$(2,450)	$(11,191)	$(167,935)
Non-cash stock-based compensation	—	—	12,803	—	—	—	12,803
Stock issued under incentive programs	173,873	2	1,122	—	(132)	—	992
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of $1,273	6,156,403	62	67,768	—	—	—	67,830
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(2,668)	(2,668)
Net loss	—	—	—	(100,864)	—	—	(100,864)
Balance at September 30, 2019	25,575,578	$256	$1,226,314	$(1,399,971)	$(2,583)	$(13,854)	$(189,838)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Operating Activities:
Net loss	$(240,695)	$(100,864)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3,091	4,744
Loss on disposal of property and equipment	—	88
Gain on Catalent transaction	—	(9,016)
Amortization of debt issuance costs	1,068	1,068
Non-cash stock-based compensation	77,602	12,803
Write off of right-of-use assets	187,193	—
Other	(4,119)	1,269
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(78,788)	1,326
Accounts payable and accrued expenses	60,540	(16,882)
Deferred revenue	80,135	(7,416)
Net cash provided by (used in) operating activities	86,027	(112,880)

Investing Activities:
Capital expenditures	(12,610)	(1,641)
Acquisition of Novavax CZ, net of cash acquired	(164,204)	―
Proceeds from Catalent transaction	—	18,333
Purchases of marketable securities	(266,330)	(17,484)
Proceeds from maturities of marketable securities	96,488	39,500
Net cash (used in) provided by investing activities	(346,656)	38,708

Financing Activities:
Net proceeds from sale of preferred stock	199,822	—
Net proceeds from sales of common stock	447,070	67,220
Proceeds from the exercise of stock-based awards	35,708	992
Treasury stock related to tax withholding on stock-based awards	(37,024)	—
Finance lease payments	(65,424)	—
Net cash provided by financing activities	580,152	68,212
Effect of exchange rate on cash, cash equivalents and restricted cash	33	(69)
Net increase (decrease) in cash, cash equivalents and restricted cash	319,556	(6,029)
Cash, cash equivalents and restricted cash at beginning of period	82,180	81,959
Cash, cash equivalents and restricted cash at end of period	$401,736	$75,930

Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at quarter-end	$3,883	$610
Capital expenditures included in accounts payable and accrued expenses	$6,189	$183
Right-of-use assets from new lease agreements	$188,362	$—

Supplemental disclosure of cash flow information:
Cash interest payments	$12,188	$12,188

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, Novavax AB and Novavax CZ (formerly, Praha Vaccines a.s.), the “Company”) is a late-stage biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. The Company’s vaccine candidates, including both its coronavirus vaccine candidate, NVX-CoV2373, and its lead influenza vaccine candidate, NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. The Company’s technology targets a variety of infectious diseases. The Company is also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, its wholly owned Swedish subsidiary. The Company’s lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2020, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries, Novavax AB and Novavax CZ. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona), and the functional currency of Novavax CZ, which is located in the Czech Republic, is the local currency (Czech Koruna). The translation of assets and liabilities of these subsidiaries to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive loss was $5.0 million and $12.5 million as of September  30, 2020 and December 31, 2019, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	September 30,	December 31,
	2020	2019
Cash	$126,505	$15,863
Money market funds	79,950	42,960
Government-backed securities	43,250	20,000
Treasury securities	24,998	—
Corporate debt securities	59,468	—
Cash and cash equivalents	$334,171	$78,823

Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature.

Marketable Securities

Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that include commercial paper, government-backed securities, treasury securities, corporate notes and agency securities. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company's ability and intent to hold the investment to maturity.

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

The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the consolidated balance sheets, and unrealized gains and losses on marketable securities are reported as a separate component of stockholders' deficit until realized. Marketable securities are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company's ability to hold the securities, including whether the Company will be required to sell a security prior to recovery of its amortized cost basis, the investment issuer's financial condition and business outlook to predict whether the loss in value is other-than-temporary. Realized gains and losses and declines in value determined to be other-than-temporary are recorded as other income (expense) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) funding agreements (see Note 12), payments received under the Bill & Melinda Gates Foundation (“BMGF”) grant agreements (see Note 12), escrow funds paid in connection with the acquisition of Novavax CZ (see Note 5), escrow funds received in connection with a transaction in 2019 with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc.), a unit of Catalent Biologics (“Catalent”), and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the CEPI and BMGF funds as it incurs expenses for services performed under these agreements.

As of September 30, 2020, the restricted cash balances (both current and non-current) consisted of $9.1 million for payments received from BMGF, $46.3 million of payments under the CEPI funding agreements, $11.7 million held in escrow that was paid by the Company in connection with the Novavax CZ acquisition and $0.4 million of security deposits. As of December 31, 2019, the restricted cash balances (both current and non-current) consisted of $1.4 million for payments received from BMGF, $1.5 million held in escrow received in connection with the Catalent transaction and $0.4 million of security deposits.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$334,171	$78,823
Restricted cash current	67,154	2,947
Restricted cash non-current	411	410
Cash, cash equivalents and restricted cash	$401,736	$82,180

Acquisitions

The Company applies the acquisition method of accounting to business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company’s consolidated financial statements include the operating results of an acquired entity from the date on which it obtains control of the business acquired. The Company recognizes and measures the identifiable assets acquired and liabilities assumed, as of the acquisition date, based on their estimated fair value with the excess purchase consideration, if any, recognized as goodwill. In determining fair value, the Company uses various recognized valuation methods, including the cost and market approaches. The Company initially performs these valuations based on preliminary estimates and assumptions by management or independent valuation specialists under Company supervision, where appropriate, and makes revisions as estimates and assumptions are finalized. The final determination of fair values must be completed no later than the first anniversary of the date of acquisition. The Company expenses acquisition related costs as incurred. See Note 5 for further discussion around the Company’s recent acquisition of Novavax CZ.

Lease Accounting

The Company determines at the inception of a contract if an arrangement is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Depending on the contract, the lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee, may be different than the inception date of the contract. Leases are classified as either operating or finance leases based on the economic substance of the agreement.

The Company enters into non-cancelable lease agreements for office space and certain equipment. Further, the Company enters into supply agreements with contract manufacturing organizations and contract development and manufacturing organizations to manufacture its vaccine candidates. Certain of these supply agreements include the use of identified manufacturing facilities and equipment that are controlled by the Company and may qualify as an embedded lease. Supply agreements that contain a lease are treated as lease arrangements in their entirety.

For leases that have a lease term of more than 12 months at the lease commencement date, the Company recognizes lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, and corresponding right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, based on the present value of the fixed future payments over the lease term. The Company calculates the present value of future payments using the discount rate implicit in the lease, if available, or the Company’s incremental borrowing rate.  For all leases that have a lease term of 12 months or less at the commencement date (referred to as “short-term” leases), the Company has elected to apply the practical expedient in ASC Topic 842, Leases (“ASC 842”), to not recognize a lease liability or ROU asset but instead, recognize lease payments as an expense on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate, as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with contractual agreements.  In determining the lease period, the Company evaluates facts and circumstances that could affect the period over which it is reasonably certain to use the underlying asset while taking into consideration the non-cancelable period over which it has the right to use the underlying asset and any option period to extend or terminate the lease if it is reasonably certain to exercise the option. The Company reevaluates short-term leases that are modified and if they no longer meets the requirements to be treated as short-term leases, recognizes and measures the lease liability and ROU asset as if the date of the modification is the lease commencement date.

For operating leases, the Company recognizes lease expense related to fixed payments on a straight-line basis over the lease term and lease expense related to variable payments as incurred based on performance or usage in accordance with the contractual agreements. For finance leases, the Company recognizes the amortization of the ROU asset over the shorter of the lease term or useful life of the underlying asset. The Company expenses ROU assets acquired for research and development activities under ASC Topic 730, Research and Development, if they do not have an alternative future use, in research and development projects or otherwise.

The Company uses significant assumptions and judgment in evaluating its lease contracts and other agreements under ASC 842, including the determination of whether an agreement is or contains a lease, whether a lease represents an operating or finance lease, the discount rate used to determine the present value of lease obligations and the term of a lease embedded in its supply agreements.

Revenue Recognition

The Company performs research and development under government funding, grant, license and clinical development agreements. The revenue primarily consists of funding under U.S. government contracts and other arrangements to advance the clinical development and manufacturing of NVX-CoV2373. The Company’s U.S. government contracts are with the U.S. Department of Defense (the “DoD”) and its participation in Operation Warp Speed (“OWS”) (see Note 12). Other funding arrangements primarily include a grant and forgivable loan funding from CEPI (see Note 12).

At contract inception, the Company analyzes the revenue arrangement to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or are contributions under the scope of ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”.) The Company recognizes revenue from arrangements within the scope of ASC 606 following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) it satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to its customer. The Company recognizes contribution revenue within the scope of ASC 958-605 when the funder-imposed conditions have been substantially met. Contributions are recorded as deferred revenue until the period in which research and development activities are performed that satisfy the funder-imposed conditions.

Under the U.S. government contracts, the Company is entitled to receive funding of up to $1.66 billion, on a reimbursable-cost or reimbursable-cost-plus-fixed-fee basis, to support certain activities related to the development, manufacture and delivery of NVX-CoV2373 to the U.S. government. The Company analyzed these contracts and determined that they are within the scope of ASC 606. The obligations under each of the contracts are not distinct in the context of the contract as they are highly interdependent or interrelated and, as such, they are accounted for as a single performance obligation. The transaction price under these arrangements is the consideration the Company is expecting to receive and consists of the funded contract amount and the unfunded variable amount to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes revenue for these contracts over time as the Company transfers control over the goods and services and satisfies the performance obligation. The Company measures progress toward satisfaction of the performance obligation using an Estimate-at-Completion (“EAC”) process, which is a cost-based input method that reviews and monitors the progress towards the completion of the Company’s performance obligation. Under this process, management considers the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs and identified risks. Estimating the total allowable cost at completion of the performance obligation under a contract is subjective and requires the Company to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the timing of revenue and fee recognition on the Company’s contracts. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs. Billings under the contracts are initially based on provisional indirect billing rates, agreed upon between the Company and the U.S. government. These indirect rates are subject to audit on an annual basis. The Company records the impact of changes in the indirect billing rates in the period when such changes are identified. These changes reflect the difference between actual indirect costs incurred compared to the estimated amounts used to determine the provisional indirect billing rates agreed upon with the U.S. government. The Company recognizes revenue on the U.S government contracts based on reimbursable allowable contract costs incurred in the period up to the transaction price. For reimbursable-cost-plus-fixed-fee contracts, the Company recognizes the fixed-fee based on the proportion of reimbursable contract costs incurred to total estimated allowable contract costs expected to be incurred on completion of the underlying performance obligation as determined under the EAC process. The Company recognizes changes in estimates related to the EAC process in the period when such changes are made on a cumulative catch-up basis. The Company includes the transaction price comprising both funded and unfunded portions of customer contracts, in this estimate. As of September 30, 2020, $1.62 billion of the total transaction price of $1.66 billion was not yet satisfied and the Company had a contract asset of $3.8 million and a contract liability of $26.5 million.

The Company’s other funding agreements currently include funding from CEPI of $399.5 million in the form of a grant of $257.0 million (“CEPI Grant Funding”) and one or more forgivable no interest term loans of $142.5 million (“CEPI Forgivable Loan Funding”). Under the Company’s grant funding arrangements, including the CEPI Grant Funding, the Company is primarily entitled to reimbursement for costs that support development related activities of NVX-CoV2373. The CEPI Forgivable Loan Funding is designated for the prepayment of certain manufacturing activities. The Company analyzed these other funding arrangements and determined that they are not within the scope of ASC 606 as they do not provide a direct economic benefit to the grantor. Payments received under the grant funding arrangements are considered conditional contributions under the scope of ASC 958-605 and are recorded as deferred revenue until the period in which such research and development activities are actually performed that satisfy the funder-imposed conditions. Payments received under the CEPI Forgivable Loan Funding agreements are only repayable if the proceeds of sales to one or more third parties of NVX-CoV2373 cover the Company’s costs of manufacturing such vaccine candidate, not including manufacturing costs funded by CEPI. As the financial risk remains with CEPI, the Company determined that the use of the CEPI Forgivable Loan Funding is outside the scope of ASC Topic 470, Debt. The research and development risk is considered substantive, such that it is not yet probable that the development will be successful. Therefore, the Company has concluded that ASC 730 is considered applicable and most appropriate. Given the financial risk associated with the research and development activities lies with CEPI because repayment of any funds provided by CEPI depends solely on the results of the research and development activities having future economic benefit, the Company has accounted for the obligation under the CEPI Forgivable Loan Funding as a contract to perform research and development for others. The Company has determined that payments received under these agreements should be recorded as revenue under ASC 958-605 rather than a reduction to research and development expenses. This is consistent with the Company’s policy of presenting such amounts as revenue. In reaching this determination, the Company considered a number of factors, including whether it is principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s core operations. The Company will record revenue as it performs the contractual research and development services.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. As of September 30, 2020 and 2019, the Company had outstanding stock options, stock appreciation rights (“SARs”) and unvested restricted stock units (“RSUs”) totaling 6,623,466 and 5,041,526, respectively. In addition, as of September 30, 2020, the Company had 438,885 shares outstanding of its newly designated Series A Convertible Preferred Stock , which are convertible into 4,388,850 shares of the Company’s common stock.

As of September 30, 2020, the Company’s Notes (see Note 8) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.

Recent Accounting Pronouncements

Recently Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit's fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit's implied fair value of goodwill from the goodwill carrying amount. The standard was effective January 1, 2020 for the Company and will be applied prospectively from the date of adoption. The adoption of ASU 2017-04 did not have a material impact on the Company’s historical financial statements.

Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022 for the Company and may be applied using a full or modified retrospective approach. Early adoption is permitted, but no earlier than January 1, 2021 for the Company. Management is evaluating the impact of adopting ASU 2020-06 and whether it will have a material impact on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value (in thousands):

	Fair Value at September 30, 2020					Fair Value at December 31, 2019
Assets	Level 1		Level 2		Level 3	Level 1	Level 2	Level 3
Money market funds(1)		$79,950	$	―	$—	$42,960	$—	$—
Government-backed securities(2)		―		43,250	―	―	20,000	―
Treasury securities(3)		—		65,093	—	—	—	—
Corporate debt securities(4)		―		148,583	―	―	—	―
Agency securities	$	―		40,651	—	—	—	—
Total cash equivalents and marketable securities		$79,950		$297,577	$—	$42,960	$20,000	$—
Liabilities
Convertible notes payable	$	―		$389,217	$—	$—	$125,811	$—

(1)	Classified as cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively, on the consolidated balance sheets.
(2)	Includes $43,250 and $20,000 classified as cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively, on the consolidated balance sheets.
(3)	Includes $24,998 classified as cash and cash equivalents as of September 30, 2020 on the consolidated balance sheets.
(4)	Includes $59,468 classified as cash and cash equivalents as of September 30, 2020 on the consolidated balance sheets.

Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor's valuation models that use verifiable observable market data, e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Pricing of the Company's Notes (see Note 8) has been estimated using other observable inputs, including the price of the Company's common stock, implied volatility, interest rates and credit spreads among others.

During the nine months ended September 30, 2020 and 2019, the Company did not have any transfers between levels.

The amount recorded in the Company's unaudited consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 4 – Marketable Securities

Marketable securities classified as available-for-sale as of September 30, 2020 and December 31, 2019 were comprised of (in thousands):

	September 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Treasury securities	$40,093	$2	$—	$40,095	$—	$—	$—	$—
Corporate debt securities	89,104	12	(2)	89,114	—	—	—	—
Agency securities	40,645	6	—	40,651	—	—	—	—
Total	$169,842	$20	$(2)	$169,860	$—	$—	$—	$—

The primary objective of the Company's investment policy is the preservation of capital; thus, the Company's investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.

Note 5 – Acquisition of Novavax CZ

On May 27, 2020 (the “Acquisition Date”), the Company entered into a Share Purchase Agreement (the “Deed”) by and among Novavax AB, the Company’s wholly-owned Swedish subsidiary (the “Buyer”), and De Bilt Holdings B.V., Poonawalla Science Park B.V., and Bilthoven Biologicals B.V. (collectively, the “Sellers”) and, solely as guarantors, each of Serum International B.V. and the Company. Pursuant to the terms and conditions of the Deed, the Buyer acquired all the issued and outstanding shares of Novavax CZ (formerly, Praha Vaccines a.s.), a vaccine manufacturing company (the “Acquisition”). The assets of Novavax CZ acquired as part of the Acquisition include a biologics manufacturing facility and associated assets in Bohumil, Czech Republic and will be used by the Company to expand its manufacturing capacity.

The Purchase Price includes €10.0 million (approximately $11.1 million at the time of the Acquisition), which was placed in an escrow account and subsequently paid to the Sellers after September 30, 2020. The Deed and ancillary agreements contain customary warranties and post-completion covenants, as well as indemnities by each of the parties thereto.

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

The table below summarizes the preliminary allocation of the Purchase Price based upon the fair values of assets acquired and liabilities assumed at the Acquisition Date, adjusted for an increase in the Purchase Price of $0.2 million in the three months ended ended September 30, 2020 for a customary working capital adjustment. The preliminary allocation is based upon information that was available to management at the time the consolidated financial statements were prepared and is subject to change prior to completion of the measurement period (in thousands):

Prepaid expense and other current assets	$326
Property and equipment	96,739
Goodwill	70,662
Accounts payable	(1,193)
Accrued expenses	(205)
Other non-current liabilities	(813)
Purchase Price, net of cash acquired	$165,516

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

The Company recorded $70.7 million in goodwill related to the Acquisition representing the Purchase Price that was in excess of the fair value of the assets acquired and liabilities assumed. The goodwill generated from the Acquisition is not expected to be deductible for U.S. federal income tax purposes. The goodwill recognized is attributable to intangible assets that do not qualify for separate recognition, such as the assembled workforce of Novavax CZ.

Current assets and current liabilities were recorded at their contractual or historical acquisition amounts, which approximate their fair value.

Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant professional judgment. Use of different estimates and judgments could yield different results.

Impact to Financial Results for the Three and Nine Months Ended September 30, 2020

The results of operations from Novavax CZ have been included in the consolidated financial statements since the Acquisition Date. As a result, the consolidated financial results for the nine months ended September 30, 2020 does not reflect a full nine months of Novavax CZ results. From the Acquisition Date through September 30, 2020, Novavax CZ has not recognized any revenue and recorded a net loss of $4.3 million from Novavax CZ’ operations.

The Company incurred approximately $0.7 million and $2.7 million of costs related to the Acquisition in the three months and nine months ended September 30, 2020, respectively, which are included within general and administrative expenses in the consolidated statements of operations.

Supplemental Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial information for the periods set forth below gives effect to the Acquisition as if it had occurred as of January 1, 2019.  The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Acquisition been consummated as of that time. The unaudited pro forma financial information combines the historical results of operations of the Company and Novavax CZ for the periods presented below and reflects the application of certain pro forma adjustments (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30,
	2020	2019	2020	2019

Revenue	$157,024	$2,507	$195,939	$9,846
Net loss	(196,590)	(19,982)	(242,411)	(107,349)
Basic and diluted net loss per share	(3.19)	(0.45)	(4.21)	(2.51)

Pro forma adjustments include the recognition of depreciation expense based on the Acquisition Date fair value and remaining useful lives of Novavax CZ’ fixed assets (net of historical depreciation expense) and the elimination of costs related to the Acquisition, which are non-recurring in nature.

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amounts of goodwill for the nine months ended September 30, 2020 was as follows (in thousands):

Amount
Balance at December 31, 2019	$51,154
Goodwill resulting from the acquisition of Novavax CZ	70,662
Currency translation adjustments	5,116
Balance at September 30, 2020	$126,932

Identifiable Intangible Assets

Purchased intangible assets consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,309	$(2,977)	$5,332	$7,985	$(2,562)	$5,423
Collaboration agreements	3,752	(3,752)	—	3,606	(3,448)	158
Total identifiable intangible assets	$12,061	$(6,729)	$5,332	$11,591	$(6,010)	$5,581

Amortization expense for the nine months ended September 30, 2020 and 2019 was $0.5 million.

Estimated amortization expense for existing intangible assets for the remainder of 2020 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2020	$104
2021	415
2022	415
2023	415
2024	415
2025	415

Note 7 - Leases

During the three months ended September 30, 2020, there were no material new or modified real estate lease arrangements.

During the three months ended September 30, 2020, the Company entered into multiple supply agreements with contract manufacturing organizations and contract development and manufacturing organizations to manufacture the Company’s COVID-19 vaccine candidate, NVX-CoV2373. The agreements include the use of identified manufacturing facilities, contain fixed or minimum commitments and include variable costs related to production and material costs in excess of the fixed or minimum commitment specified in the agreements. The Company evaluated the agreements at inception and determined that certain of these arrangements contain an embedded lease under ASC 842 as it has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the arrangement. The Company recognized a financing lease liability and ROU asset of $187.2 million related to its supply agreements using the Company’s Incremental Borrowing Rate of 6.6%. The Company used significant judgment and estimates, including the estimated value of the underlying leased asset and financial profile of comparable companies to analyze the credit spread as on the date of the lease inception. The Company expensed the ROU asset as it represents an asset acquired for research and development activities related to the development of NVX-CoV2373 that currently does not have an alternative future use.

Supplemental balance sheet information for embedded leases in supply agreements entered into by the Company during the three months ended September 30, 2020 is as follows (in thousands, except weighted-average remaining lease term and discount rate):

Lease Liabilities	Classification	Amount
Current operating lease liabilities	Other current liabilities	$3,868
Current portion of finance lease liabilities	Current portion of finance lease liabilities	55,860
Non-current finance lease liabilities	Non-current finance lease liabilities	63,099

Weighted-average remaining lease term (years):
Operating lease		1.1
Finance lease		4.9

Weighted-average discount rate:
Operating lease		6.5%
Finance lease		6.6%

Lease expense for the operating, finance and short-term embedded leases related to the supply agreements entered into by the Company during the three months ended September 30, 2020 was as follows (in thousands):

Three Months Ended September 30, 2020
Operating lease expense:
Fixed lease expense	$16
Finance lease expense:
Fixed lease expense	65,424
Interest expense	1,041
Short-term expense	19,390
Total lease expense	$85,871

Supplemental cash flow information related to the embedded leases for three months ended September 30, 2020 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	Amount
Financing cash flows from finance lease	$65,424

As of September 30, 2020, maturities of embedded lease liabilities were as follows (in thousands):

Year	Operating	Finance
2021	$3,900	$62,623
2022	-	65,235
Total minimum lease payments	3,900	127,858
Less: Imputed interest	(32)	(8,899)
Total lease liabilities	$3,868	$118,959

As of September 30, 2020, the Company had one agreement that contains an embedded finance lease for a manufacturing arrangement that is expected to commence in the fourth quarter of 2020 with a lease term of approximately 5 years.

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

Total convertible notes payable consisted of the following at (in thousands):

	September 30,	December 31,
	2020	2019
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(3,321)	(4,389)
Total convertible notes payable	$321,679	$320,611

Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Coupon interest at 3.75%	$3,047	$3,047	$9,141	$9,141
Amortization of debt issuance costs	356	356	1,068	1,068
Total interest expense on Notes	$3,403	$3,403	$10,209	$10,209

Note 9 – Preferred Stock

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

Note 10 – Stockholders' Equity (Deficit)

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

In May 2020, the Company entered into an At Market Issuance Sales Agreement ("May 2020 Sales Agreement"), which allows it to issue and sell up to $250 million in gross proceeds of its common stock. During the nine months ended September 30, 2020, the Company sold 2.8 million shares of common stock under the May 2020 Sales Agreement resulting in $160.3 million in net proceeds (this amount excludes $3.9 million received in the fourth quarter of 2020 for shares traded in late September 2020). From October 1, 2020 through November 3, 2020, the Company sold 0.7 million shares of common stock resulting in $74.1 million in net proceeds, leaving $8.7 million remaining under the May 2020 Sales Agreement.

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

In December 2018, the Company entered into an At Market Issuance Sales Agreement (“December 2018 Sales Agreement”), which allowed it to issue and sell up to $100 million in gross proceeds of its common stock. During the nine months ended September 30, 2019, the Company sold 3.6 million shares of common stock under the December 2018 Sales Agreement, of which 1.7 million shares of common stock were sold in the first quarter of 2019, resulting in $29.3 million in net proceeds. In January 2020, the Company sold 7.2 million shares of common stock under the December 2018 Sales Agreement  resulting in $38.5 million in net proceeds. The December 2018 Sales Agreement was fully utilized at that time.

In December 2017, the Company entered into an At Market Issuance Sales Agreement (“December 2017 Sales Agreement”), which allowed it to issue and sell up to $75 million in gross proceeds of its common stock. During the three months ended March 31, 2019, the Company sold 2.5 million shares of common stock under the December 2017 Sales

Agreement resulting in $37.9 million in net proceeds. The December 2017 Sales Agreement was fully utilized at that time.

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

Stock Options and Stock Appreciation Rights

The following is a summary of stock options and stock appreciation rights activity under the 2015 Plan and 2005 Plan for the nine months ended September 30, 2020:

	2015 Plan		2005 Plan
		Weighted-		Weighted-
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding at January 1, 2020	3,388,750	$35.64	501,780	$64.19
Granted	3,110,566	$31.16	—	$—
Exercised	(874,586)	$31.08	(189,378)	$44.14
Canceled	(80,366)	$50.29	(23,329)	$51.92
Outstanding at September 30, 2020	5,544,364	$33.66	289,073	$78.32
Shares exercisable at September 30, 2020	771,002	$86.28	289,073	$78.32
Shares available for grant at September 30, 2020	2,814,405

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

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant or the date upon which the 2015 Plan was approved by the Company’s stockholders for stock options discussed above using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average Black-Scholes fair value of stock options and SARs granted	$102.41	$4.91	$78.78	$5.42
Risk-free interest rate	0.2%-0.4%	1.5%-1.6%	0.2%-1.5%	1.5%-2.6%
Dividend yield	0%	0%	0%	0%
Volatility	135.4%-152.2%	128.0%-133.8%	116.0%-152.2%	111.6%-133.8%
Expected term (in years)	4.0-5.3	4.0-4.4	4.0-7.6	4.0-4.5
Expected forfeiture rate	0%	0%	0%	0%

The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights outstanding under the 2015 Plan and 2005 Plan as of September 30, 2020 was $446.5 million and 8.5 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights exercisable under the 2015 Plan and 2005 Plan as of September 30, 2020 was $43.3 million and 5.3 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and stock appreciation rights) that would have been received by the holders had all stock option  and stock appreciation rights holders exercised their stock options and stock appreciation rights on September 30, 2020. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and vesting of restricted stock awards for the nine months ended September 30, 2020 and 2019 was $164.3 million and $0.1 million, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 600,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of September 30, 2020, there were 255,596 shares available for issuance under the ESPP.

The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Range of Black-Scholes fair values of ESPP shares granted	$3.08-$92.67	$2.57-$35.00	$2.57-$92.67	$2.57-$35.00
Risk-free interest rate	0.2%-2.5%	1.3%-2.6%	0.2%-2.6%	1.2%-2.6%
Dividend yield	0%	0%	0%	0%
Volatility	77.5%-189.7%	59.7%-171.6%	66.6%-189.7%	52.2%-171.6%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected forfeiture rate	0%	0%	0%	0%

Restricted Stock Units

The following is a summary of restricted stock units activity for the nine months ended September 30, 2020:

		Per Share
		Weighted-
	Number of	Average
	Shares	Fair Value
Outstanding and Unvested at January 1, 2020	1,102,311	$5.95
Restricted stock units granted	508,854	$82.02
Restricted stock units vested	(781,812)	$6.74
Restricted stock units forfeited	(39,324)	$45.73
Outstanding and Unvested at September 30, 2020	790,029	$52.17

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$28,730	$723	$34,735	$6,347
General and administrative	36,975	1,901	42,867	6,456
Total stock-based compensation expense	$65,705	$2,624	$77,602	$12,803

As of September 30, 2020, there was approximately $311 million of total unrecognized compensation expense related to unvested stock options, SARs, restricted stock units and the ESPP. The increase in unrecognized compensation expense is primarily due to the awards that were subject to approval of an increase in the number of shares under the 2015 Plan at the Company's 2020 annual meeting of stockholders, as discussed in the "Stock Options" section above, and the significant increase in the Company's common stock price in 2020. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.4 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods  and awards that require approval by the stockholders.

Note 12 – U.S. Government Agreements, Grants and Licenses

Operation Warp Speed

In July 2020, the Company entered into a Project Agreement (the “Project Agreement”) with Advanced Technology International, Inc. (“ATI”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with OWS. OWS is a partnership among components of the U.S. Department of Health and Human Services and the U.S. Department of Defense working to accelerate the development, manufacturing and distribution of COVID-19 vaccines, therapeutics and diagnostics. The Project Agreement relates to the Base Agreement the Company entered into with ATI in June 2020 (the “Base Agreement”, together with the Project Agreement, the “OWS Agreement”). Under the OWS Agreement, the Company is entitled to receive funding of up to $1.6 billion to support certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of the vaccine candidate to the U.S. Government. Pursuant to the OWS Agreement, the Company is currently authorized to make expenditures or incur obligations of up to $800 million, and the parties have committed to negotiate a definitive agreement by December 2020 that provides for aggregate costs payable to the Company up to but not in excess of the approved budget of $1.6 billion. If the parties have not agreed on definitive pricing or other terms by December 2020, or any extension of such target date granted by the U.S. Government, the U.S. Government has the discretion to unilaterally determine a fair and reasonable price for completion of the definitive agreement.

The OWS Agreement requires the Company to conduct certain clinical, regulatory and other activities, including a pivotal Phase 3 clinical trial to determine the safety and efficacy of NVX-CoV2373, and to manufacture and deliver to the U.S. Government 100 million doses of the vaccine candidate. Funding under the OWS Agreement is payable to the Company for various development, clinical trial, manufacturing, regulatory and other activities. The OWS Agreement contains terms and conditions that are customary for U.S. Government agreements of this nature, including provisions giving the U.S. Government the right to terminate the Base Agreement and/or the Project Agreement based on a reasonable determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the U.S. Government’s interest. If the Project Agreement is terminated prior to completion, the Company is entitled to be paid for work performed and costs or obligations incurred prior to termination and consistent with the terms of the OWS Agreement. The performance period under the Project Agreement extends from July 2020 through December 2021, subject to early termination by the U.S. Government or extension by mutual agreement of the parties. During the three months ended September 30, 2020, the Company recognized revenue from the OWS Agreement of $39.4 million.

U.S. Department of Defense

In June 2020, the Company entered into a letter contract (the “DoD Contract”) with the DoD Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (“JPEO-CRBND-EB”), under which JPEO-CRBND-EB agreed to provide funding of up to $60.0 million to the Company to support the manufacture of NVX-CoV2373. Under the DoD Contract, the Company is currently authorized to make expenditures or incur obligations up to $30.0 million, and the Company and the DoD have committed to negotiate a definitive cost-reimbursement contract by December 2020 that provides for costs payable by the DoD not to exceed $60.0 million. If the Company and the DoD have not agreed on pricing or terms by December 2020, or any extension of such target date granted by the DoD, the DoD has the discretion to determine a reasonable price or fee for completion of the contract.

Under the DoD Contract, the Company is expected to deliver 10 million doses of NVX-CoV2373 to the DoD. The 10 million doses of NVX-CoV2373 may be used in Phase 2/3 clinical trials or under an Emergency Use Authorization, if approved by the U.S. Food and Drug Administration (“FDA”). Pursuant to the DoD Contract, if NVX-CoV2373 is approved by the FDA, the DoD is entitled to most-favored customer status for a period of five years from the award of the DoD Contract, meaning that the Company cannot give any comparable commercial client in the United States more favorable pricing than the DoD under similar transactional circumstances. During the three months and nine months ended September 30, 2020, the Company recognized revenue from the DoD Contract of $3.6 million and $3.9 million, respectively.

Coalition for Epidemic Preparedness Innovations

In May 2020, the Company entered into a restated funding agreement which was modified in November 2020 (the “CEPI Funding Agreement”) with CEPI, under which CEPI agreed to provide funding of up to $399.5 million to the Company to support the development of NVX-CoV2373, in addition to the $3.9 million of funding CEPI provided to the Company pursuant to an initial funding agreement entered into between the Company and CEPI in March 2020. The  CEPI Funding Agreement provides up to $257.0 million in Grant Funding and up to $142.5 million in Forgivable Loan Funding, which loans are in the form of one or more forgivable no interest term loans in order to prepay certain manufacturing activities and are not subject to restrictive or financial covenants. The Company is only required to repay any CEPI Forgivable Loan Funding under certain circumstances to the extent it sells doses of NVX-CoV2373, produced with the funds provided and included in such loan(s), to a third party.

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

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the funding agreements are restricted as to their use until expenditures contemplated in the funding agreements are incurred. During the three and nine months ended September 30, 2020, the Company recognized revenue from the funding agreements of $111.3 million and $147.8 million, respectively.

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

In July 2020, the Company entered into a grant agreement with BMGF (the “BMGF SA Grant Agreement”) under which it was awarded a grant of $15.0 million to support a Phase 2b clinical trial in the Republic of South Africa to evaluate the safety, immunogenicity, and potential efficacy of NVX-CoV2373.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the BMGF Grant Agreement and the BMGF SA Grant Agreement are restricted as to their use until expenditures contemplated in the agreements are incurred. During the nine months ended September 30, 2020, the Company recognized revenue from the BMGF Grant Agreement of less than $0.1 million and $0.4 million, respectively, and has recognized approximately $82 million in revenue since the inception of the agreement. During the three months ended September 30, 2020, the Company recognized revenue from the BMGF SA Grant Agreement of $2.4 million.

Serum Institute of India Private Limited

In July 2020, the Company entered into a supply and license agreement with Serum Institute of India Private Limited (“SIIPL”), as amended by the parties in September 2020, under which the Company granted exclusive and non-exclusive licenses to SIIPL for the development, co-formulation, filling and finishing, registration and commercialization by SIIPL of NVX-CoV2373. SIIPL has agreed to purchase Matrix-M adjuvant from the Company and the Company has granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373 under the terms of the agreement. The parties will equally split the revenue from sale of NVX-CoV2373 by SIIPL in its licensed territory, net of agreed costs. The Company granted to SIIPL (i) an exclusive license in India during the agreement, and (ii) a non-exclusive license (a) during the “Pandemic Period” (as declared by the World Health Organization), in all countries other than specified countries designated by the World Bank as upper-middle or high-income countries, with respect to which the Company retains rights, and (b) after the Pandemic Period, in only those countries designated as low or middle-income by the World Bank. Following the Pandemic Period, the Company may notify SIIPL of any bona fide opportunities for the Company to license NVX-CoV2373 to a third party in such low and middle-income countries and SIIPL would have an opportunity to match or improve such third party terms, failing which, the Company would have the discretion to remove one or more non-exclusive countries from SIIPL’s license.

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

UK SARS-CoV-2 Vaccine Supply Agreement

In October 2020, the Company entered into a SARS-CoV-2 vaccine supply agreement with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the United Kingdom (“UK”) government (the “Authority”) under which the Authority agreed to purchase up to 60 million doses of NVX-CoV2372, plus such additional orders as the Authority may make from time to time. The Company agreed to continue to conduct its UK-based Phase 3 clinical trial of NVX-CoV2373, establish a committed supply chain for NVX-CoV2373 in the UK and seek regulatory approval for NVX-CoV2373 in the UK.

Pursuant to the terms of the agreement, the Company agreed to supply the initial 60 million doses of NVX-CoV2373 to the Authority on a priority supply basis and to supply any additional orders of NVX-CoV2373 to the Authority on an equal priority basis with other third parties. The Authority has certain termination rights, or rights to reduce or cancel orders, if the Authority's supply of NVX-CoV2373 is materially interrupted, delayed or deferred.

Note 13 – CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") to provide certain relief as a result of the COVID-19 pandemic. Amongst other items, the CARES Act lifts certain interest expense deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The enactment of the CARES Act did not result in any material adjustments to the Company's income tax provision or net deferred tax assets for the nine months ended September 30, 2020.

Note 14 – Subsequent Events

In October 2020, the Company entered into a lease for approximately 170,000 square feet of space for premises located at 700 Quince Orchard Road Gaithersburg, MD. The Company intends to use the premises for manufacturing, research and development and offices. The term of the lease is approximately 15 years with options to extend the lease. The lease provides for an annual base rent of $5.8 million that is subject to future rent increases, and obligates the Company to pay building operating costs. The Landlord will contribute an aggregate of $30.6 million toward tenant improvements.

In addition, in October 2020, the Company purchased a parcel of land at 14 Firstfield Road, Gaithersburg, MD that the Company plans to develop in the future to accommodate growth of the Company. The purchase price of the parcel of land was $14.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,”  together with its wholly owned subsidiaries Novavax AB and Novavax CZ, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production and delivery for NVX-CoV2373; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of NVX-CoV2373 and NanoFlu™; the expected timing and content of regulatory actions; funding from Operation Warp Speed (“OWS”), the U.S. Department of Defense (“DoD”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments from the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and usage and the availability of financing generally; plans regarding partnering activities, business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume,” the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different from actual results.

Risk factors discussed in this Quarterly Report, identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and those of which we are not currently aware, could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us, therefore, you should not place undue reliance on any such forward-looking statements. We have included important factors that could cause results to differ in the cautionary statements included in this Quarterly Report, particularly those identified in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.

We cannot guarantee future results, events, level of activity, performance or achievement. Further, any forward-looking statement speaks only as of the date when it is made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a late-stage biotechnology company promoting improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. Our vaccine candidates, including both our coronavirus vaccine candidate, NVX-CoV2373, and our influenza vaccine candidate, NanoFlu, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis. We believe that our protein-based candidates elicit differentiated immune responses that may be more efficacious than naturally occurring immunity or other, more traditional vaccine approaches. Our technology may be used to target a variety of infectious diseases. We are also developing proprietary immune stimulating saponin-based adjuvants at Novavax AB, our wholly owned Swedish subsidiary. Our lead adjuvant, Matrix-M™, has been shown to enhance immune responses and has been well-tolerated in multiple clinical trials.

Product Pipeline

Program	Current Development Stage
Coronavirus
● NVX-CoV2373(1)(2)	Phase 3(3)
● Middle East Respiratory Syndrome (“MERS”)	Preclinical
● Severe Acute Respiratory Syndrome (“SARS”)	Preclinical

Seasonal Influenza
● NanoFlu (Older Adults)(1)	Pre-BLA

Respiratory Syncytial Virus (“RSV”)
● ResVax(4) (Infants via Maternal Immunization)	Phase 3
● Older Adults(1)	Phase 2
● Pediatrics	Phase 1

Combination Vaccines
● NanoFlu/NVX-CoV2373(1)	Preclinical
● NanoFlu/RSV(1)	Preclinical

Ebola Virus (“EBOV”)(1)	Phase 1

(1)	Includes Matrix-M adjuvant
(2)	Supported by funding from OWS, DoD, CEPI and BMGF
(3)	Ongoing U.S. Phase 2 and South Africa Phase 2b; initiated UK Phase 3 in September 2020; initiation of U.S. Phase 3 expected by the end of November 2020
(4)	Supported by a grant from BMGF

A summary and status of these vaccine programs follows:

Coronavirus

Coronaviruses (“CoV”), so named for their “crown-like” appearance, are a large family of viruses, some of which are believed to have spread from animals to humans. These viruses cause human diseases such as MERS and SARS, and COVID-19, the disease resulting from the SARS CoV-2 coronavirus. COVID-19 first emerged in late 2019 in China, and, as of March 2020, the World Health Organization declared it a global pandemic. No vaccines proven to prevent COVID-19 have been approved for sale in the U.S., United Kingdom (“UK”), Japan, or European Union, although a range of vaccine candidates are under development.

NVX-CoV2373

We have successfully produced NVX-CoV2373, designed to provide protection against SARS-CoV-2. We engineered NVX-CoV2373 from the genetic sequence of SARS-CoV-2 using our recombinant nanoparticle technology to generate the antigen derived from the coronavirus spike (S) protein. NVX-CoV2373 includes our proprietary Matrix-M adjuvant.

Clinical Development

In October 2020, we announced we expect to begin a Phase 3 clinical trial in the U.S. and Mexico by the end of November 2020. This pivotal Phase 3 clinical trial is being conducted with support from the U.S. Government through OWS. The trial is expected to enroll up to 30,000 participants in the U.S. and Mexico, with proportional representation among diverse populations most vulnerable to COVID-19 distributed across race/ethnicity, age and those living with co-morbidities. In November 2020, we announced that the U.S. Food and Drug Administration’s (“FDA”) granted NVX-CoV2373 Fast Track designation, which is intended for products that treat serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The program is designed to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that approved products can reach the market expeditiously. Specifically, Fast Track designation facilitates meetings to discuss all aspects of development to support licensure and provides the opportunity to submit sections of a U.S. biologics license application (“BLA”) on a rolling basis as data become available. This permits the FDA to review modules of the BLA as they are received instead of waiting for the entire BLA submission.

In September 2020, we initiated our first Phase 3 study in the UK, in partnership with the UK Government’s Vaccines Taskforce. The trial is a randomized, placebo-controlled, observer-blinded study to evaluate the efficacy, safety and immunogenicity of NVX-CoV2373 in subjects aged 18 to 84 years. In October 2020, we expanded enrollment from 10,000 to 15,000 volunteers, some of whom have been recruited through the National Health Service Vaccine Registry. The increased enrollment is likely to facilitate assessment of safety and efficacy in a shorter time period than originally anticipated. Half of the trial participants will receive two intramuscular injections of NVX-CoV2373 comprising 5 micrograms of antigen with 50 micrograms of Matrix-M, administered 21 days apart, while the other half of the trial participants will receive placebo. The trial is designed to enroll at least 25 percent of participants over the age of 65 as well as to prioritize groups that are most affected by COVID-19. Additionally, up to 400 participants will also receive a licensed seasonal influenza vaccine as part of a co-administration sub-study. The primary endpoint is first occurrence of PCR-confirmed symptomatic COVID-19 with onset at least seven days after the second study vaccination in volunteers who have not been previously infected with SARS-CoV-2. The primary efficacy analysis will be an event-driven analysis based on the number of participants with symptomatic or moderate/severe COVID-19 disease. The trial protocol calls for unblinding of data once 152 participants have achieved mild, moderate or severe endpoints. Two interim analysis are planned once 66 and 110 endpoints have occurred. As of November 9, 2020, we have enrolled over 9,000 participants in this trial. We expect this trial to be fully enrolled by the end of November 2020, and dependent on the overall COVID-19 attack rate, interim data in this event-driven trial are expected as soon as early first quarter 2021. These data are expected to serve as the basis for global licensure.

In August 2020, we initiated a Phase 2b clinical trial in South Africa to evaluate the efficacy of NVX-CoV2373. The trial includes two cohorts. In October 2020, we expanded enrollment from 2,665 to 4,404. One cohort evaluates efficacy, safety and immunogenicity in approximately 4,164 healthy adults. The second cohort evaluates safety and immunogenicity in approximately 240 medically stable, HIV-positive adults. This allows for evaluation of the vaccine across a diverse, representative study population. The Phase 2b clinical trial is supported in part by a $15.0 million grant from the BMGF.

In August 2020, we announced positive preliminary immunogenicity and safety results from our Phase 1 portion of the Phase 1/2 clinical trial of NVX-CoV2373 initiated in May 2020. The Phase 1 portion was a randomized, observer-blinded, placebo-controlled trial in 131 participants at two sites in Australia. The trial was designed to evaluate the immunogenicity and safety of NVX-CoV2373, both adjuvanted with Matrix-M and unadjuvanted. The protocol’s two-dose trial regimen assessed two dose sizes (5 and 25 micrograms) with Matrix-M and without. Results from this trial showed that NVX-CoV2373 was generally well-tolerated, elicited robust antibody responses numerically superior to that seen in human convalescent sera and induced robust polyfunctional CD4+ T cell responses. In September 2020, the Phase 1 portion clinical results were published in The New England Journal of Medicine. In August 2020, we initiated the Phase 2 portion of the Phase 1/2 clinical trial. The Phase 2 portion is designed to evaluate the safety and immunogenicity of NVX-CoV2373 with Matrix-M in participants aged 18 to 84 years. The secondary objectives of the Phase 2 portion include preliminary evaluation of efficacy. The Phase 2 portion will assess two dose levels (5 and 25 micrograms), each with 50 micrograms of Matrix-M. We completed enrollment of 1,288 healthy volunteers in October 2020, with approximately 50 percent of participants 60 years of age and older, at up to 40 sites in the U.S. and Australia. In late October 2020, we reported favorable preliminary reactogenicity data from the Phase 2 portion of the trial during the Centers for Disease Control and Prevention Advisory Committee on Immunization Practices meeting.

Funding

In July 2020, we were selected to participate in OWS, a U.S. government sponsored program working to accelerate the development, manufacturing and distribution of COVID-19 vaccines, therapeutics and diagnostics. Through a Base Agreement and a Project Agreement (together, the “OWS Agreement”) entered into with Advanced Technology International, Inc., the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with OWS, we are entitled to receive funding up to $1.6 billion to support certain activities related to the development of NVX-CoV2373, and the manufacture and delivery of 100 million doses of NVX-CoV2373 to the U.S. government as early as late 2020. We expect this funding will assist in rapidly developing our large-scale manufacturing capacity and transitioning into ongoing production, including the capability to stockpile and distribute large quantities of NVX-CoV2373 for use in clinical trials and potentially for commercial sale, if licensed. We anticipate that the OWS Agreement will fund the late-stage clinical studies necessary to determine the safety and efficacy of NVX-CoV2373, including a pivotal Phase 3 clinical trial with up to 30,000 subjects expected to begin by the end of November 2020. Funding under the OWS Agreement is also expected to support our plans to file submissions for licensure with the FDA.

In June 2020, we were awarded a contract by the U.S. DoD (the “DoD Contract”) under which we are entitled to receive funding of up to $60.0 million for the manufacturing of NVX-CoV2373.

In May 2020, we signed a restated funding agreement which was modified in November 2020, with CEPI (the “CEPI Funding Agreement”), under which we are entitled to receive funding of up to $399.5 million, in addition to the $3.9 million of funding CEPI provided in March 2020, to be used by us for the development of NVX-CoV2373. Pursuant to the CEPI Funding Agreement, if approved, a portion of the NVX-CoV2373 supply produced by us, other than vaccine manufactured under the OWS Agreement, is expected to be procured and allocated through the COVAX Facility component of the Access to COVID-19 Tools (ACT) Accelerator, an international equitable vaccine purchasing initiative launched by the World Health Organization, Gavi the Vaccine Alliance, CEPI and other global non-governmental organizations and governmental leaders in 2020.

Manufacturing and Supply

To date, we have increased our projected global manufacturing capacity for NVX-CoV2373 to over two billion annualized doses when we are at full capacity, which we expect to occur in mid-2021. The antigen component of NVX-CoV2373 is being manufactured at Novavax CZ and at the following partnered manufacturing sites:

●	Biofabri S.L. in Spain

●	FUJIFILM Diosynth Biotechnologies (“FDB”) in North Carolina and Texas in the United States

●	FDB in the UK

●	Serum Institute of India Private Limited (“SIIPL”) in India

●	SK Bioscience Co., Ltd. (“SK bioscience”) in the Republic of Korea

●	Takeda Pharmaceutical Company Limited (“Takeda”) in Japan

Matrix-M adjuvant is being manufactured at Novavax AB and the following partnered manufacturing sites:

●	AGC Biologics in the United States and Denmark

●	PolyPeptide Group (will manufacture two key intermediaries used in Matrix-M) in the U.S. and Sweden

In November 2020, we signed a Heads of Terms with the Australian Federal Government to supply up to 40 million doses of NVX-CoV2373 beginning as early as the first half of 2021, subject to the successful completion of the Phase 3 clinical trial program and approval of NVX-CoV2373 by the Therapeutic Goods Administration.

In October 2020, we entered into a SARS-CoV-2 vaccine supply agreement with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the UK (the “Authority”), for the purchase of up to 60 million doses of NVX-CoV2373, plus such additional orders as the Authority may make from time to time. We agreed to continue to conduct a UK-based Phase 3 clinical trial of NVX-CoV2373 to assess the efficacy of NVX-CoV2373 in the UK population, establish a dedicated supply chain for NVX-CoV2373 in the UK and seek regulatory approval for the NVX-CoV2373 in the UK. FDB’s UK site is expected to produce up to 180 million doses annually. We expect to supply up to 60 million doses of NVX-CoV2373 to the UK beginning as early as the first quarter of 2021. Excess supply of antigen manufactured at the FDB’s site in Billingham, Stockton-on-Tees may be available for us to sell to additional markets outside the UK.

In August 2020, we reached an agreement in principle with the Government of Canada to supply up to 76 million doses of NVX-CoV2373. We and Canada expect to finalize an advance purchase agreement under which we will supply doses of NVX-CoV2373 to Canada beginning as early as the second quarter of 2021. This purchase arrangement will be subject to licensure of NVX-CoV2373 by Health Canada.

In August 2020, we entered into a development and supply agreement with SK bioscience for the antigen component of NVX-CoV2373 for supply to global markets including the COVAX Facility. In addition, we and SK bioscience signed a letter of intent with the Republic of Korea’s Ministry of Health and Welfare to work toward broad and equitable access to NVX-CoV2373 for the global market as well as to make the vaccine available in South Korea. Under the terms of the agreement, SK bioscience will manufacture NVX-CoV2373 for use in the final drug product globally during the COVID-19 pandemic.

In August 2020, we announced a partnership with Takeda for the exclusive development, manufacturing and commercialization of NVX-CoV2373 in Japan. Takeda will receive funding from the Government of Japan’s Ministry of Health, Labour and Welfare to support the technology transfer, establishment of infrastructure and scale-up of manufacturing. We anticipate that Takeda has a manufacturing capacity of over 250 million doses per year. We will be entitled to receive payments based on the achievement of certain development and commercial milestones, as well as a portion of proceeds from vaccine sales.

In July 2020, we announced a manufacturing partnership with FDB allowing for the large-scale contract production of NVX-CoV2373 in connection with our OWS Agreement, beginning at FDB’s North Carolina facility.

Also in July 2020, we entered into a supply and license agreement with SIIPL, as amended by the parties in September 2020, under which we granted exclusive and non-exclusive licenses to SIIPL for the development, co-formulation, filling and finishing, registration and commercialization by SIIPL of NVX-CoV2373. SIIPL has agreed to purchase Matrix-M adjuvant from us and we have granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373 under the terms of the agreement. We will equally split with SIIPL the revenue from SIIPL’s sale of NVX-CoV2373 in its licensed territory, net of agreed costs. We granted to SIIPL (i) an exclusive license in India during the agreement, and (ii) a non-exclusive license (a) during the “Pandemic Period” (as declared by the World Health Organization), in all countries other than specified countries designated by the World Bank as upper-middle or high-income countries, with respect to which we retain rights, and (b) after the Pandemic Period, in only those countries designated as low or middle-income by the World Bank. Following the Pandemic Period, we may notify SIIPL of any bona fide opportunities for us to license NVX-CoV2373 to a third party in such low and middle-income countries and SIIPL would have an opportunity to match or improve such third party terms, failing which, we would have the discretion to remove one or more non-exclusive countries from SIIPL’s license. We anticipate SIIPL to manufacture approximately one billion doses of NVX-CoV2373 in 2021.

MERS/SARS

Historically, we developed a vaccine candidate against MERS, a novel coronavirus first identified in 2012, and a vaccine candidate against SARS in 2005. In 2012, within weeks of obtaining the sequence of the circulating MERS strain, we successfully produced a vaccine candidate designed to provide protection. Our MERS candidate was based on the major surface spike protein, which we had previously identified as the antigen of choice in our work with our SARS vaccine candidate. In 2014, in collaboration with the University of Maryland, School of Medicine, we published results that showed our MERS and SARS vaccine candidates both blocked infection in laboratory studies. Although not in active development, our MERS and SARS vaccine candidates remain viable opportunities to potentially develop independently or in conjunction with other coronavirus development activities.

Seasonal Influenza

NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as children under 18 years old and older adults, but also occurring in the general population. According to a 2019 Global Data forecast of influenza vaccines, the market for seasonal influenza vaccines is expected to grow from approximately $4.6 billion in 2018 to approximately $6.5 billion in 2028 (in the countries comprising the eight major markets). Recent flu seasons have shown an increase in the influenza disease burden. For the 2017-18 flu season, the

Centers for Disease Control and Prevention estimates that influenza in the U.S. resulted in 48.8 million illnesses, 959,000 hospitalizations and 79,400 deaths, a dramatic increase across all categories compared to previous years.

In March 2020, we announced positive top-line results from our Phase 3 clinical trial of our nanoparticle seasonal quadrivalent influenza vaccine candidate, which includes our proprietary Matrix-M adjuvant (“NanoFlu”). This positive data will support a BLA, which BLA will include process performance qualification and a lot consistency clinical trial, and licensure of NanoFlu using the FDA accelerated approval pathway.

In October 2020, we announced the formation of a leadership team within the Company focused on advancing NanoFlu to regulatory licensure. The leadership team will establish a separate NanoFlu development unit within our Company, which we expect to benefit from joint shared services with key cross-functional departments within the Company and to build on the Company’s established knowledge base in the discovery and development of innovative vaccines to prevent serious infectious diseases.

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

In February 2019, we announced data from our Prepare trial, initiated in December 2015. The Prepare trial was conducted to determine whether ResVax reduced incidence of medically significant RSV-positive LRTI in infants through a minimum of the first 90 days of life and up through the first six months of life. While the data did not meet the trial’s primary efficacy endpoint, it did demonstrate efficacy against a secondary objective by reducing RSV LRTI hospitalizations in treated infants. In July 2020, these data were published in the New England Journal of Medicine. BMGF supported the Prepare trial for ResVax through a grant of up to $89.1 million pursuant to a grant agreement we entered into with BMGF in September 2015 (the “BMGF Grant Agreement”), including our efforts to conduct certain follow-on analyses of the Phase 3 data. We are assessing opportunities to bring ResVax to market, in conjunction with our pursuit of a regulatory licensure approach for the U.S., the European Union and other geographies.

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

Combination Vaccines

With the ongoing development of NanoFlu, NVX-CoV2373, and RSV F Vaccine, a strong rationale exists for developing two combination respiratory vaccines designed to protect susceptible populations against these diseases. Although testing is at an early stage, we believe that a combination vaccine against both influenza in combination with COVID-19, and influenza in combination with RSV, may be achievable since both vaccines are created using our recombinant nanoparticle technology and include our proprietary Matrix-M adjuvant.

Ebola Virus

EBOV is a filovirus that produces severe, often fatal illness in humans. Within the last decade, it has produced two large outbreaks in Sub-Saharan Africa with high mortality. There are currently two vaccines licensed to prevent EBOV.

We developed an EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) expressed in insect cells, using our core recombinant baculovirus technology. Although not in active development, our Ebola GP Vaccine is a viable development opportunity in the event of dedicated funding or a partnership arrangement.

Sale of Preferred Stock

In June 2020, we entered into an agreement to sell 438,885 shares of newly designated Series A Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), at a purchase price of $455.70 per share, convertible into 4,388,850 shares of common stock, to an investment fund affiliated with RA Capital Management (“RA Capital”) in a private placement, at an effective purchase price per share of common stock equal to the June 12, 2020 closing price of our common stock. Upon closing, we received gross proceeds of approximately $200 million. Holders of Preferred Stock are not entitled to cumulative dividends, are not entitled to vote on matters submitted to common stockholders and have a liquidation preference over common stockholders (see “Note 9 – Preferred Stock” included in our Notes to Consolidated Financial Statements).

Sales of Common Stock

In May 2020, we entered into an At Market Issuance Sales Agreement (“May 2020 Sales Agreement”), which allows us to issue and sell up to $250 million in gross proceeds of our common stock. During the nine months ended September 30, 2020, we sold 2.8 million shares of common stock under the May 2020 Sales Agreement resulting in $160.3 million in net proceeds (this amount excludes $3.9 million received in the fourth quarter of 2020 for shares traded in late September 2020). From October 1, 2020 through November 3, 2020, we sold 0.7 million shares of common stock resulting in $74.1 million in net proceeds, leaving $8.7 million remaining under the May 2020 Sales Agreement.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements (unaudited) and the accompanying notes, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, assumptions and judgments particularly in relation to revenue recognition (discussed in greater detail below), lease accounting (discussed in greater detail below) and impairment of long-lived assets have a material impact on our consolidated financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. For additional discussion of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

Revenue Recognition

We perform research and development under government funding, grant, license and clinical development agreements. Our revenue primarily consists of funding under U.S. government contracts and other arrangements to advance the clinical development and manufacturing of NVX-CoV2373. Our U.S. government contracts include the DoD Contract and the OWS Agreement. Other funding arrangements primarily include a grant and forgivable loan funding from CEPI.

At contract inception, we analyze our revenue arrangements to determine the appropriate accounting under U.S. GAAP. Currently, our revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or are contributions under the scope of Accounting Standards Codification (ASC) Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”). We recognize revenue from arrangements within the scope of ASC 606 following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer. We recognize contribution revenue within the scope of ASC 958-605 when the funder-imposed conditions have been substantially met. Contributions are recorded as deferred revenue until the period in which research and development activities are performed that satisfy the funder-imposed conditions.

Under our U.S government contracts, we are entitled to receive funding, on a reimbursable-cost or reimbursable-cost-plus fixed fee basis to support certain activities related to the development, manufacture and delivery of NVX-CoV2373 to the U.S. Government. We analyzed these contracts and determined that they are within the scope of ASC 606. Our obligations under each of the contracts are not distinct in the context of the contract as they are highly interdependent or interrelated and, as such, they are accounted for as a single performance obligation. The transaction price under these arrangements is the consideration we expect to receive and consists of the funded contract amount and the unfunded variable amount to the extent that it is probable that a significant reversal of revenue will not occur. We recognize revenue for these contracts over time as we transfer control over the goods and services and satisfy our performance obligation. We measure progress toward satisfaction of our performance obligation using an Estimate-at-Completion (“EAC”) process, which is a cost-based input method that reviews and monitors the progress towards the completion of our performance obligation. Under this process, we consider the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total allowable cost at completion of our performance obligation under a contract is subjective and requires us to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the timing of revenue and fee recognition on our contracts. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs. Billings under the contracts are initially based on provisional indirect billing rates, agreed upon between us and the U.S. government. These indirect rates are subject to audit on an annual basis. The impact of changes in the indirect billing rates are recorded in the period when such changes are identified and reflect the difference between actual indirect costs incurred compared to the estimated amounts used to determine the provisional indirect billing rates agreed upon with the U.S. government. We recognize revenue on our U.S government contracts based on reimbursable allowable contract costs incurred in the period up to the transaction price. For our reimbursable-cost-plus fixed fee contracts, we recognize the fixed fee based on the proportion of reimbursable contract costs incurred to total estimated allowable contract costs expected to be incurred on completion of the underlying performance obligation as determined under the EAC process. Changes in estimates related to the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. We include the transaction price comprising both funded and unfunded portions of customer contracts, in this estimate.

Our other funding agreements primarily include the CEPI Grant Funding and CEPI Forgivable Loan Funding. Under our grant funding arrangements including the CEPI Grant Funding, we are entitled to reimbursement for costs that support development related activities of NVX-CoV2373. The CEPI Forgivable Loan Funding is designated for the prepayment of certain manufacturing activities. We analyzed these other funding arrangements and determined that they are not within the scope of ASC 606 as they do not provide a direct economic benefit to the grantor. Payments received under the grant funding arrangements are considered conditional contributions under the scope of ASC 958-605 and are recorded as deferred revenue until the period in which such research and development activities are actually performed that satisfy the funder-imposed conditions. Payments received under the CEPI Forgivable Loan Funding agreements are only repayable if the proceeds of sales to one or more third parties of NVX-CoV2373 cover our costs of manufacturing such vaccine candidate, not including manufacturing costs funded by CEPI. As the financial risk remains with CEPI, we have determined that the use of the CEPI Forgivable Loan Funding is outside the scope of ASC Topic 470, Debt. The research and development risk is considered substantive, such that it is not yet probable that the development will be successful. Therefore, we have concluded that ASC Topic 730, Research and Development is considered applicable and most appropriate. Given the financial risk associated with the research and development activities lies with CEPI because repayment of any funds provided by CEPI depends solely on the results of the research and development activities having future economic benefit, we will account for our obligation under the CEPI Forgivable Loan Funding as a contract to perform research and development for others. We have determined that payments received under these agreements should be recorded as revenue under ASC 958-605 rather than a reduction to research and development expenses. This is consistent with our policy of presenting such amounts as revenue. In reaching this determination, we considered a number of factors, including whether we are principal under the arrangement, and whether the arrangement is significant to, and part of, our core operations. We will record revenue as we perform the contractual research and development services.

Lease Accounting

We determine at the inception of a contract if an arrangement is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Depending on the contract, the lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee, may be different than the inception date of the contract. We classify leases as either operating or finance leases based on the economic substance of the agreement.

We enter into non-cancelable lease agreements for office space and certain equipment. We also enter into supply agreements with contract manufacturing organizations and contract development and manufacturing organizations to manufacture our vaccine candidates. Certain of these supply agreements include the use of identified manufacturing facilities and equipment that are controlled by us and may qualify as an embedded lease. We treat supply agreements that contain a lease as lease arrangements in their entirety.

For leases that have a lease term of more than 12 months at the lease commencement date, we recognize lease liabilities, which represent our obligation to make lease payments arising from the lease, and corresponding right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, based on the present value of the fixed future payments over the lease term. We calculate the present value of future payments using the discount rate implicit in the lease, if available, or our incremental borrowing rate.  For all leases that have a lease term of 12 months or less at the commencement date (referred to as “short-term” leases), we have elected to apply the practical expedient in ASC Topic 842, Leases (“ASC 842”) to not recognize a lease liability or ROU asset but instead, recognize lease payments as an expense on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate, as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with contractual agreements.  In determining the lease period, we evaluate facts and circumstances that could affect the period over which we are reasonably certain to use the underlying asset while taking into consideration the non-cancelable period over which we have the right to use the underlying asset and any option period to extend or terminate the lease if we are reasonably certain to exercise the option. We reevaluate short-term leases that are modified and if they no longer meets the requirements to be treated as short-term leases, we recognize and measure the lease liability and ROU asset as if the date of the modification is the lease commencement date.

For operating leases, we recognize lease expense related to fixed payments on a straight-line basis over the lease term and lease expense related to variable payments as incurred based on performance or usage in accordance with the contractual agreements. For finance leases, we recognize the amortization of the ROU asset over the shorter of the lease term or useful life of the underlying asset. We expense ROU assets acquired for research and development activities under ASC Topic 730, Research and Development, if they do not have an alternative future use, in research and development projects or otherwise.

We use significant assumptions and judgment in evaluating our lease contracts and other agreements under ASC 842, including the determination of whether an agreement is or contains a lease, whether a lease represents an operating or finance lease, the discount rate used to determine the present value of lease obligations and the term of embedded leases in our supply agreements.

Recent Accounting Pronouncements Not Yet Adopted

See “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).

Results of Operations

The following is a discussion of the historical financial condition and results of the Company’s operations that should be read in conjunction with the unaudited consolidated financial statements and notes set forth in this Quarterly Report.

Three Months Ended September 30, 2020 and 2019 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Three Months Ended
	September 30,
			Change 2019
	2020	2019	to 2020
Revenue (in thousands):
Total revenue	$157,024	$2,507	$154,517

Revenue for the three months ended September 30, 2020 was $157.0 million as compared to $2.5 million for the same period in 2019, an increase of $154.5 million. Revenue for the three months ended September 30, 2020 was primarily comprised of revenue for services performed under the CEPI Funding Agreement, participation in OWS and the DOD contract. Revenue for the three months ended September 30, 2019 was primarily comprised of revenue for services performed under the BMGF Grant Agreement and revenue from Novavax AB. The significant increase in revenue was due to increased development activities relating to NVX-CoV2373 under the CEPI Funding Agreement, participation in OWS and the DOD contract.

We expect revenue in 2020 to significantly increase due to our NVX-CoV2373 program, which we anticipate will be primarily funded by OWS, CEPI, DoD and/or other potential non-dilutive funding sources.

Expenses:

	Three Months Ended
	September 30,
			Change 2019
	2020	2019	to 2020
Expenses (in thousands):
Research and development	$294,087	$18,611	$275,476
Gain on Catalent transaction	—	(9,016)	9,016
General and administrative	56,879	7,899	48,980
Total expenses	$350,966	$17,494	$333,472

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research and manufacturing organizations, and other expenses associated with our process development, program-related manufacturing, clinical, regulatory and quality assurance activities for our programs. Indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses increased to $294.1 million for the three months ended September 30, 2020 from $18.6 million for the same period in 2019, an increase of $275.5 million. The increase was primarily due to increased development activities relating to NVX-CoV2373, including the write-off of $187.2 million of ROU assets associated with our manufacturing supply agreements for NVX-CoV2373 that we determined do not currently have an alternative future use, and increased employee-related costs, primarily stock-based compensation expense. As of September 30, 2020, we had 433 employees dedicated to our research and development programs versus 127 employees as of September 30, 2019. For 2020, we expect research and development expenses to increase significantly due to our anticipated development activities for our NVX-CoV2373 program (see discussion on our NVX-CoV2373 program above) and increases in employee-related costs.

Expenses by Functional Area

We track our research and development expenses according to the type of costs incurred during identification, development, manufacture and testing of vaccine candidates. We evaluate and prioritize our activities according to functional area and therefore believe that project-by-project information would not form a reasonable basis for disclosure to our investors. Historically, we did not account for internal research and development expenses by project, since our employees’ work time is spread across multiple programs and our internal manufacturing clean-room facility produces multiple vaccine candidates.

The following summarizes our research and development expenses by functional area for the three months ended September 30 (in millions):

	2020	2019
Manufacturing	$266.4	$9.7
Vaccine Discovery	2.8	1.4
Clinical and Regulatory	24.9	7.5
Total research and development expenses	$294.1	$18.6

We do not provide forward-looking estimates of costs and time to complete our research projects due to the many uncertainties associated with vaccine development. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay clinical trials in order to focus our resources on more promising vaccine candidates. Completion of clinical trials may take several years or more, but the length of time can vary substantially depending on the phase, size of clinical trial, primary and secondary endpoints and the intended use of the vaccine candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

●	the number of participants who participate in the clinical trials;
●	the number of sites included in the clinical trials;
●	if clinical trial locations are domestic, international or both;

●	the time to enroll participants;
●	the duration of treatment and follow-up;
●	the safety and efficacy profile of the vaccine candidate; and
●	the cost, timing, and ability to secure, regulatory approvals.

As a result of these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when, and to what extent, we will generate future cash flows from our research projects.

General and Administrative Expenses

General and administrative expenses increased to $56.9 million for the three months ended September 30, 2020 from $7.9 million for the same period in 2019, an increase of $49.0 million. The increase in general and administrative expenses is primarily due to increased employee-related costs, primarily stock-based compensation expense, and increased professional fees relating to the integration of Novavax CZ and supporting our NVX-CoV2373 program. As of September 30, 2020, we had 89 employees dedicated to general and administrative functions versus 41 employees as of September 30, 2019. For 2020, we expect general and administrative expenses to significantly increase due to increased activities related to supporting our NVX-CoV2373 program and increases in employee-related costs.

Other Income (Expense):

	Three Months Ended
	September 30,
			Change 2019
	2020	2019	to 2020
Other Income (Expense) (in thousands):
Investment income	$140	$342	$(202)
Interest expense	(4,460)	(3,403)	(1,057)
Other income (expense)	952	5	947
Total other income (expense), net	$(3,368)	$(3,056)	$(312)

We had total other expense, net of $3.4 million for the three months ended September 30, 2020 as compared to $3.1 million for the same period in 2019. In the three months ended September 30, 2020, we recorded a $1.0 million gain on the intercompany loan with Novavax CZ due to changes in the exchange rates and additional interest expense of $1.1 million for finance leases.

Net Loss:

	Three Months Ended
	September 30,
			Change 2019
	2020	2019	to 2020
Net Loss (in thousands, except per share information):
Net loss	$(197,310)	$(18,043)	$(179,267)
Net loss per share	$(3.21)	$(0.74)	$(2.47)
Weighted average shares outstanding	61,554	24,327	37,227

Net loss for the three months ended September 30, 2020 was $197.3 million, or $3.21 per share, as compared to $18.0 million, or $0.74 per share, for the same period in 2019. The increase in net loss was primarily due to increased development activities relating to NVX-CoV2373, including the write off of $187.2 million of ROU assets associated with our manufacturing supply agreements for NVX-CoV2373 and increased employee-related costs, primarily stock-based compensation expense, partially offset by increased  revenue under the CEPI Funding Agreement, the OWS Agreement and the DoD Contract.

The increase in weighted average shares outstanding for the three months ended September 30, 2020 is primarily a result of sales of our common stock in 2020 and 2019.

Nine Months Ended September 30, 2020 and 2019 (amounts in tables are presented in thousands, except per share information or as otherwise indicated)

Revenue:

	Nine Months Ended
	September 30,
			Change 2019
	2020	2019	2020
Revenue (in thousands):
Total revenue	$195,939	$9,846	$186,093

Revenue for the nine months ended September 30, 2020 was $195.9 million as compared to $9.8 million for the same period in 2019, an increase of $186.1 million. Revenue for the nine months ended September 30, 2020 was primarily comprised of revenue for services performed under the CEPI Funding Agreement, the OWS Agreement and the DoD Contract. Revenue for the nine months ended September 30, 2019 was primarily comprised of revenue for services performed under the BMGF Grant Agreement and revenue from Novavax AB. The significant increase in revenue was due to increased development activities relating to NVX-CoV2373 under the CEPI Funding Agreement, the OWS Agreement and the DoD Contract.

Expenses:

	Nine Months Ended
	September 30,
			Change 2019
	2020	2019	to 2020
Expenses (in thousands):
Research and development	$345,828	$84,502	$261,326
Gain on Catalent transaction	—	(9,016)	9,016
General and administrative	83,977	26,236	57,741
Total expenses	$429,805	$101,722	$328,083

Research and Development Expenses

Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research and manufacturing organizations, and other expenses associated with our process development, program-related manufacturing, clinical, regulatory and quality assurance activities for our programs. In addition, indirect costs such as fringe benefits and overhead expenses related to research and development activities, are also included in research and development expenses. Research and development expenses increased to $345.8 million for the nine months ended September 30, 2020 from $84.5 million for the same period in 2019, an increase of $261.3 million. This increase was primarily due to increased development activities relating to NVX-CoV2373, including the write off of $187.2 million of ROU assets associated with our manufacturing supply agreements for NVX-CoV2373 that we determined do not currently have an alternative future use, and increased employee-related costs, primarily stock-based compensation expense. As of September 30, 2020, we had 433 employees dedicated to our research and development programs versus 127 employees as of September 30, 2019.

Expenses by Functional Area

The following summarizes our research and development expenses by functional area for the nine months ended September 30 (in millions):

	2020	2019
Manufacturing	$295.3	$50.6
Vaccine Discovery	7.8	4.9
Clinical and Regulatory	42.7	29.0
Total research and development expenses	$345.8	$84.5

General and Administrative Expenses

General and administrative expenses increased to $84.0 million for the nine months ended September 30, 2020 from $26.2 million for the same period in 2019, an increase of $57.7 million. The increase in general and administrative expenses is primarily due to increased employee-related costs, primarily stock-based compensation expense and increased professional fees relating to the acquisition and integration of Novavax CZ and supporting our NVX-CoV2373 program. As of September 30, 2020, we had 89 employees dedicated to general and administrative functions versus 41 employees as of September 30, 2019.

Other Income (Expense):

	Nine Months Ended
	September 30,
			Change 2019
	2020	2019	to 2020
Other Income (Expense) (in thousands):
Investment income	$872	$1,236	$(364)
Interest expense	(11,266)	(10,209)	(1,057)
Other income (expense)	3,565	(15)	3,580
Total other income (expense), net	$(6,829)	$(8,988)	$2,159

We had total other expense, net of $6.8 million for the nine months ended September 30, 2020 as compared to $9.0 million for the same period in 2019. In the nine months ended September 30, 2020, we recorded a $3.5 million gain on the intercompany loan with Novavax CZ due to changes in the exchange rates and additional interest expense of $1.1 million for finance leases.

Net Loss:

	Nine Months Ended
	September 30,
			Change 2019
	2020	2019	to 2020
Net Loss (in thousands, except per share information):
Net loss	$(240,695)	$(100,864)	$(139,831)
Net loss per share	$(4.39)	$(4.43)	$0.04
Weighted average shares outstanding	54,810	22,761	32,049

Net loss for the nine months ended September 30, 2020 was $240.7 million, or $4.39 per share, as compared to $100.9 million, or $4.43 per share, for the same period in 2019. The increase in net loss was primarily due to increased development activities relating to NVX-CoV2373, including the write off of $187.2 million of ROU assets associated with our manufacturing supply agreements for NVX-CoV2373 and increased employee-related costs, primarily stock-based compensation expense, partially offset by increased  revenue under the CEPI Funding Agreement, the OWS Agreement and the DoD Contract.

The increase in weighted average shares outstanding for the nine months ended September 30, 2020 is primarily a result of sales of our common stock in 2020 and 2019.

Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, the commitments and progress of our research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and manufacturing and distribution costs. We plan to continue to have multiple vaccines and product candidates in various stages of development, and we believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the scope, initiation, rate and progress of our preclinical studies and clinical trials and other research and development activities. We have primarily funded our recent operations with proceeds from the sale of common stock and preferred stock in equity offerings, revenue under the CEPI Funding Agreement, OWS Agreement and the DoD Contract. We anticipate our future operations to be additionally funded by OWS, CEPI, DoD and/or other potential non-dilutive funding sources.

As of September 30, 2020, we had $571.6 million in cash and cash equivalents, marketable securities and restricted cash as compared to $82.2 million as of December 31, 2019. These amounts consisted of $334.2 million in cash and cash equivalents, $169.8 million in marketable securities and $67.6 million in restricted cash as of September 30, 2020 as compared to $78.8 million in cash and cash equivalents and $3.4 million in restricted cash as of December 31, 2019.

The following table summarizes cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
			2019 to
	2020	2019	2020
Summary of Cash Flows (in thousands):
Net cash (used in) provided by:
Operating activities	$86,027	$(112,880)	$198,907
Investing activities	(346,656)	38,708	(385,364)
Financing activities	580,152	68,212	511,940
Effect on exchange rate on cash, cash equivalents and restricted cash	33	(69)	102
Net increase (decrease) in cash, cash equivalents and restricted cash	319,556	(6,029)	325,585
Cash, cash equivalents and restricted cash at beginning of period	82,180	81,959	221
Cash, cash equivalents and restricted cash at end of period	$401,736	$75,930	$325,806

Net cash provided by operating activities increased to $86.0 million for the nine months ended September 30, 2020, as compared cash used in operating activities to $112.9 million for the same period in 2019. The increase in cash provided is primarily due to payments received under the CEPI Funding Agreement and OWS Agreement, and the timing of payments to third-parties.

During the nine months ended September 30, 2020 and 2019, our investing activities consisted of purchases and maturities of marketable securities, our acquisition of Novavax CZ in 2020, proceeds from the Catalent transaction in 2019 and, to a much lesser extent, capital expenditures. Capital expenditures for the nine months ended September 30, 2020 and 2019 were $12.6 million and $1.6 million, respectively. For 2020, we expect a significant increase in our capital expenditures due to our development activities for our NVX-CoV2373 program.

Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements and issuance of preferred stock in a private placement, payments of finance lease liabilities and to a lesser extent, stock option exercises and purchases under our Employee Stock Purchase Plan. In the nine months ended September 30, 2020, we received net proceeds of $445.6 million from selling shares of common stock through our At Market Issuance Sales Agreements and $200.0 million through the issuance of preferred stock in a private placement. In the nine months ended September 30, 2019, we received net proceeds of $67.2 million from selling shares of common stock through our At Market Issuance Sales Agreements.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of September 30, 2020, we had cash and cash equivalents of $334.2 million, $169.9 million in marketable securities, all of which are current, $67.6 million in restricted cash and working capital of $432.0 million.

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

We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have two foreign consolidated subsidiaries, Novavax AB, which is located in Sweden, and Novavax CZ (formerly Praha Vaccines a.s.), which is located in the Czech Republic. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ equity (deficit) of approximately $3.3 million as of September 30, 2020. A 10% decline in the exchange rate between the U.S. dollar and Czech Koruna would result in a decline of stockholders’ equity (deficit) of approximately $10.1 million as of September 30, 2020.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2020, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of Novavax CZ that are included in our September 30, 2020 consolidated financial statements. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Novavax CZ.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factors disclosed below, there are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Although there has been rapid progress, the regulatory and commercial success of our COVID-19 vaccine candidate, NVX-CoV2373, remains uncertain. We may be unable to produce a successful vaccine in a timely manner, if at all.

In response to the outbreak of COVID-19, we are pursuing the development and manufacture of our vaccine candidate, NVX-CoV2373, which is currently in Phase 3 of clinical testing. Even though we observed positive results in pre-clinical and early clinical trials, such results may not be predictive of future clinical trial results and whether they will be sufficient to support regulatory approval, accelerated or otherwise. We may be unable to produce a vaccine that successfully prevents COVID-19 in a timely manner, if at all.

Additionally, our ability to develop an effective vaccine to respond to COVID-19 depends on our ability to effectively scale up manufacturing capabilities at our own locations and those of our manufacturing partners and contractors. We recently acquired Novavax CZ (formerly Praha Vaccines, a.s.) including its vaccine manufacturing facility in Bohumil, Czech Republic and approximately 150 of its employees. Strategic transactions, such as our acquisition of Novavax CZ, involve many risks, including, among others, those related to diversion of management’s attention from other business concerns, unanticipated expenses and liabilities, and increased complexity of our operations, which could prevent us from effectively exploiting acquired facilities, successfully integrating the acquired business and personnel, or fully realizing expected synergies. We are also actively entering into agreements with third parties to manufacture the antigen component of NVAX-CoV2373 and our proprietary Matrix-M adjuvant, as well as to distribute NVX-CoV2373. Reliance on third parties involves many risks, including risks that such third parties may not complete manufacturing or distribution activities on schedule, in compliance with regulatory requirements, within budget or in accordance with our quality standards. Our reliance on third-party manufacturers and distributors may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture NVX-CoV2373 on a potentially commercial scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in production. Manufacturing of NVX-CoV2373 involves a complicated process that will require significant investments of time and financial resources to implement. In addition, we may have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in further delays. We cannot guarantee that we will be able to timely and effectively produce NVX-CoV2373 in adequate quantities to meet global demand.

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

We may be unable to produce a successful COVID-19 vaccine, and establish a competitive market share for our vaccine before a competitor, or before the COVID-19 outbreak is contained or significantly diminished. A large number of vaccine manufacturers, academic institutions and other organizations currently have programs to develop COVID-19 vaccine candidates. While we are not aware of all of our competitors’ efforts, there are reports that Johnson & Johnson/Janssen, Pfizer, GlaxoSmithKline, Moderna, Sanofi, Inovio, AstraZeneca and many other companies are all in various stages of developing vaccine candidates against COVID-19. Despite funding provided to us to date, many of our competitors pursuing vaccine candidates have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 vaccines before we can complete development and seek approval for our vaccine candidate, or if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate that we may develop. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19, or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency, there may be a diversion of potential governmental and other funding away from us and toward such other parties.

We are working toward the large-scale development, manufacturing and distribution of NVX-CoV2373 through a variety of government and private funding sources. For instance, we entered into funding agreements with CEPI to fund up to $399.5 million for clinical development and manufacturing activities for NVX-CoV2373 and we entered into the OWS Agreement to fund up to $1.6 billion, of which we are currently authorized to make expenditures or incur obligations of up to $800 million, to support the development, manufacture and delivery of NVX-CoV2373 to the U.S. Government. To the extent pricing negotiations are ongoing, however, such funding sources have discretion over the distribution of funding commitments, and to the extent funding commitments in such agreements are conditioned on our meeting certain milestones, we may not ultimately receive the full amount of committed funds and could be exposed to urgent needs for additional funding to support our NVX-CoV2373 development, manufacturing and distribution activities and there can be no assurance that we will be able to timely obtain additional government or private funding, if at all. For example, our agreement with CEPI requires that we adhere to certain equitable access principles regarding allocation and pricing, which may impact our ability to make profits. Future third-party investors and strategic partners, if any, may also impose restrictions on or mandate input as to our conduct of clinical trials, manufacturing activities or distribution activities, which may cause delays in the event of disagreement. We can make no assurance that the OWS Agreement or the funding agreements with CEPI will have a positive impact on our financial results.

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

The regulatory pathway for NVX-CoV2373 is evolving and failure by us to comply with any laws, rules and standards, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including penalties, fines and delays in vaccine licensure. Efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to regulatory compliance activities. For example, the rules, regulations and standards governing OWS are uncertain and may evolve as the program progresses. Such rules or standards may adversely affect our plans to develop NVX-CoV2373 and failure by us to comply with any laws, rules or standards, some of which may not exist yet or may change, could result in a range of adverse consequences, such as penalties, fines or failure to receive funding.

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

Our operations, and those of our clinical research organizations, contract manufacturing organizations, vendors of materials needed in manufacturing, collaboration partners, distributors and other third parties upon whom we depend, could be subject to fires, extreme weather conditions, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, war or terrorism and other natural or man-made disasters, as well as public health emergencies, such as the COVID-19 pandemic. The occurrence of any of these business disruptions could prevent us from using all or a significant portion of our facilities and it may be difficult or impossible for us to continue certain activities for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event and we may incur substantial expenses and delays as a result. Our ability to manufacture our product candidates and obtain necessary clinical supplies for our product candidates could be disrupted if the operations of our contract manufacturing organizations or suppliers are affected by a natural or man-made disaster, or a public health emergency.

We have a history of losses and our future profitability is uncertain.

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit as of December 31, 2019 was $1.4 billion. Our revenue for the last three fiscal years was $18.7 million in 2019, $34.3 million in 2018, and $31.2 million in 2017. Though we have received or anticipate receiving a significant amount of funding from OWS, the DoD and CEPI in connection with the development and potential commercialization of NVX-CoV2373, we may be unable to produce a successful vaccine in a timely manner, if at all. Our net losses for the last three fiscal years were $132.7 million in 2019, $184.7 million in 2018, and $183.8 million in 2017.

Historically, our losses have resulted predominantly from research and development expenses for our vaccine candidates, manufacturing-related expenses, costs related to protection of our intellectual property and other general and administrative operating expenses, a significant portion of which have been noncash. Our expenses have exceeded our revenue since inception, and we believe our expenses will fluctuate over time, and may substantially increase in some years, as a result of continuing research and development efforts to support our vaccine development efforts, and, if our product candidates are approved, future commercialization efforts.

By the end of fiscal year 2020, we expect our total investment in the development and manufacture of NVX-CoV2373 to be significant and to continue through 2021 and beyond, although the precise magnitude of our investment will be subject to clinical trial data results, the duration of the COVID-19 pandemic and other factors, including our competitive landscape and regulatory outcomes. If we are unable to timely commercialize a vaccine against COVID-19, we may never recoup this investment. Although certain specified costs associated with the development of NVX-CoV2373 are expected to be reimbursed under the OWS Agreement, the DoD Contract and the CEPI Funding Agreement, we expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:

●	conduct clinical trials and seek regulatory approval for NVX-CoV2373 and other potential vaccine candidates;
●	conduct preclinical studies for other potential vaccine candidates;

●	expand our global manufacturing and distribution capacity; and
●	maintain, expand and protect our intellectual property portfolio.

As a result, we expect our cumulative operating losses to increase until such time, if ever, that product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our operations. We may never achieve profitability and may not sustain profitability, if achieved.

Our existing funding agreements with the U.S. government and CEPI do not assure success of NVX-CoV2373 or that we will be able to fully fund NVX-CoV2373

The OWS Agreement, the DoD Agreement and the CEPI Funding Agreement each reimburse a portion of the expenses associated with the development and potential commercialization of NVX-CoV2373. However, we remain fully responsible for conducting these development and commercialization activities, not all of which may be reimbursed. Furthermore, none of the OWS Agreement, the DoD Agreement, or the CEPI Funding Agreement guarantees that any of these activities will be successful. Our inability to succeed with key clinical or development activities could jeopardize our ability to obtain licensure from the FDA or other regulatory authorities to sell NVX-CoV2373.

Collaborations and contracts of our wholly owned subsidiaries Novavax AB and Novavax CZ, with regional partners, as well as with international providers, expose us to additional risks associated with doing business outside the U.S.

Swedish-based Novavax AB and its wholly-owned subsidiary Novavax CZ are wholly-owned subsidiaries of Novavax, Inc. We also have formed a joint venture with Cadila Pharmaceuticals Limited in India, established clinical development agreements with CEPI and BMGF and entered into other agreements and arrangements with international companies, including SIIPL in India, among others. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and national and local governments in various parts of the world, particularly to expand our global manufacturing and distribution capacity with respect to NVX-CoV2373. Risks of conducting business outside the U.S. include negative consequences of:

●	The complexity and costs associated with seeking to comply with separate regulatory requirements that govern our ability to develop, manufacture, license and commercialize our vaccine candidates in local markets;
●	the impacts of the COVID-19 pandemic on specific countries or regions;
●	failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions;
●	new or changes in interpretations of existing trade protections measures, including tariffs, embargoes and import and export licensing requirements;
●	increased legal and compliance burden associated with establishing, maintaining and operating legal entities in foreign countries;
●	difficulties in and costs of staffing, managing and operating our international operations;
●	changes in environmental, health and safety laws;
●	fluctuations in foreign currency exchange rates;
●	new or changes in interpretations of existing tax laws;
●	political instability and actual or anticipated military or potential conflicts;
●	economic instability, inflation, recession and interest rate fluctuations;
●	minimal or diminished protection of intellectual property in many jurisdictions; and
●	possible nationalization and expropriation.

These risks, individually or in the aggregate, could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

We may have product liability exposure.

The administration of drugs or vaccines to humans, whether in clinical trials or after marketing approval, can result in product liability claims. We maintain product liability insurance coverage for our current clinical programs, including our NVX-CoV2373 trials; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Furthermore, coverage is relatively expensive, and the market pricing fluctuates significantly. We may not be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. This insurance coverage and our resources may not be sufficient to satisfy all liabilities that result from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace and would likely divert management’s attention.

In addition, because we are developing NVX-CoV2373 in response to the outbreak of COVID-19, a global pandemic, we may have a widely used vaccine in the U.S. and other countries as an investigational vaccine or a product authorized for temporary or emergency use prior to our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to product liability claims and our existing insurance may not be adequate for such claims.

Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products;
●	impairment of our business reputation;
●	withdrawal of clinical trial participants;
●	costs of related litigation;
●	substantial monetary awards to participants or other claimants;
●	loss of revenue; and
●	inability to commercialize our vaccine candidates.

We are increasingly a target for public scrutiny, and our business may be impacted by unfavorable publicity.

Given that COVID-19 represents an unprecedented urgent public health crisis, that we are developing NVX-CoV2373 as a COVID-19 vaccine candidate, and that we have received significant funding from the U.S. government and other sources to support the development and potential commercialization of NVX-CoV2373, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions we have made and will be making regarding the development, testing, and manufacturing and potential allocation and pricing of NVX-CoV2373. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price. The intense public interest, including speculation by the media, in the development of NVX-CoV2373 has caused significant volatility in our stock price, which we expect to continue as data and other information from our ongoing clinical trials become publicly available. If concerns should arise about the actual or anticipated clinical outcomes regarding the efficacy or safety of any of our product candidates, such concerns could adversely affect the market’s perception of these candidates, which could lead to a decline in investors’ expectations and a decline in the price of our common stock.

The increasing use of social media platforms presents new risks and challenges to our business.

Social media is increasingly being used to communicate about pharmaceutical companies’ research, product candidates, and the diseases such product candidates are being developed to prevent. Social media practices in the pharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, subjects may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social media or networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur reputational or other harm to our business.

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

10.1*±	Base Agreement, entered into June 25, 2020, between the Company and Advanced Technology International

10.2*±	Undefinitized Project Agreement No. 1, entered into July 6, 2020, between the Company and Advanced Technology International

10.3*±	Modification No. 01 to Undefinitized Project Agreement No. 01, entered into July 9, 2020, between the Company and Advanced Technology International

10.4*±	Supply and License Agreement, entered into July 30, 2020, between the Company and Serum Institute of India Private Limited

10.5*±	Amendment to Supply and License Agreement, entered into September 11, 2020, between the Company and Serum Institute of India Private Limited

10.6*±

Amendment of Solicitation/Modification of Contract, entered into September 16, 2020, between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine-month periods ended September 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

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

NOVAVAX, INC.

Date: November 10, 2020	By:	/s/ Stanley C. Erck
Stanley C. Erck
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	By:	/s/ John J. Trizzino
John J. Trizzino
Executive Vice President, Chief Business Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)