Form 10-K
period 2020-12-31
NOVAVAX INC
filed 2021-03-01
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to      .
Commission File No. 000-26770
NOVAVAX, INC.
(Exact name of Registrant as specified in its charter)

Delaware		22-2816046
(State of incorporation)		(I.R.S. Employer Identification No.)

21 Firstfield Road,
Gaithersburg,	Maryland	20878
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (240) 268-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NVAX	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant had elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2020 on the Nasdaq Global Select Market) was approximately $5,078,700,000.
As of February 24, 2021, there were 73,858,882 shares of the Registrant’s common stock outstanding.
Documents incorporated by reference: Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2020 in connection with the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

NOVAVAX, INC.

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to “Novavax,” the “Company,” “we,” “us” and “our” refer to Novavax, Inc. and its wholly-owned subsidiaries, Novavax AB and Novavax CZ (formerly, Praha Vaccines a.s.) (unless the context otherwise indicates).
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
SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•We have a history of losses and our future profitability is uncertain.

•We will continue to require significant funding to maintain our current level of operations and fund the further development of our vaccine candidates.

•Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

•Although we have made rapid progress, the regulatory and commercial success of our COVID-19 vaccine candidate, NVX-CoV2373, remains uncertain. We may be unable to obtain regulatory approval or produce a successful vaccine in a timely manner, if at all.

•We are a biotechnology company and face significant risk in developing, manufacturing and commercializing our products.

•Because we depend on third-parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products.

•Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.

•There is significant competition in the development of a vaccine against COVID-19, influenza, and RSV and we may never see returns on the significant resources we are devoting to our vaccine candidates.

•We have not completed the development of vaccine products and we may not succeed in obtaining the FDA licensure necessary to sell such vaccine products.

•The regulatory pathway for NVX-CoV2373 is continually evolving, and may result in unexpected or unforeseen challenges.

•We are conducting, and plan to conduct in the future, a number of clinical trials for NVX-CoV2373 at sites outside the United States and the FDA may not accept data from trials conducted in such locations.

•Even if regulatory approval is received for our vaccine candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

•Our success depends on our ability to maintain the proprietary nature of our technology.

•Our business may be adversely affected if we do not successfully execute our business development initiatives.

•Servicing our 3.75% convertible senior unsecured notes due 2023 (the “Notes”) requires a significant amount of cash, and we may not have sufficient cash flow resources to pay our debt.

•Because our stock price has been and will likely continue to be highly volatile, the market price of our common stock may be lower or more volatile than expected.

•Litigation could have a material adverse impact on our results of operation and financial condition.

•We or the third parties upon whom we depend may be adversely affected by natural or man-made disasters or public health emergencies, such as the COVID-19 pandemic.
PART I

Item 1.    BUSINESS
Overview
Novavax, Inc., together with our wholly-owned subsidiaries, Novavax AB and Novavax CZ, is a biotechnology company promoting improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. Our vaccine candidates, including both our coronavirus vaccine candidate, (“NVX-CoV2373”) and our nanoparticle seasonal quadrivalent influenza vaccine candidate (“NanoFlu”), are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis. We believe that our protein-subunit-based candidates elicit differentiated immune responses that may be more efficacious than naturally occurring immunity or other, more traditional vaccine approaches. Our technology may be used to target a variety of infectious diseases. Our unique technology is paired with our proprietary immune stimulating adjuvants, developed at Novavax AB, our wholly owned Swedish subsidiary.

We were incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 21 Firstfield Road, Gaithersburg, Maryland, 20878, and our telephone number is (240) 268-2000. We were incorporated in 1987 under the laws of the State of Delaware. Our common stock is listed on the Nasdaq Global Select Market under the symbol “NVAX.”

Product Pipeline

(1)Supported by funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), U.S. Department of Defense (the “DoD”), Coalition for Epidemic Preparedness Innovations (“CEPI”) and the Bill & Melinda Gates Foundation (“BMGF”)
(2)Ongoing PREVENT-19, a Phase 3 clinical trial in U.S. and Mexico; Ongoing Phase 3 in UK; Ongoing Phase 2b in South Africa
(3)Supported by a grant from BMGF

Technology Overview

Recombinant Nanoparticle Vaccine Technology

Novavax’ recombinant nanoparticle vaccines combine the power and speed of genetic engineering to efficiently produce a new class of highly immunogenic vaccines that target a variety of viral pathogens.

Once a pathogenic threat has been identified, the genetic sequence encoding the antigen is selected for subsequent use in developing the vaccine construct. The genetic sequence may be optimized to enhance protein stability or confer resistance to degradation. This genetic construct is inserted into the baculovirus Spodoptera frugiperda (Sf9/BV) insect cell-expression system, which enables efficient, large-scale expression of the optimized protein. The Sf9/BV system produces proteins that are properly folded and modified – which can be critical for functional, protective immunity – as the vaccine antigen. Protein antigens are purified and organized around a polysorbate-based nanoparticle core, in a configuration that resembles their native presentation. This presentation results in a highly immunogenic nanoparticle that is ready to be formulated with Matrix-M adjuvant.
Matrix-M Adjuvant

Matrix-M is composed of 40 nanometer particles derived from saponin extracted from the bark of the Quillaja saponaria Molina tree. Once purified these particles are fused with a unique formulation of cholesterol and phospholipid. This proprietary adjuvant has demonstrated potent and well-tolerated efficacy by stimulating the entry of antigen presenting cells (APCs) into the injection site and enhancing antigen presentation in local lymph nodes, which in turn activates T cell, B cell, and APC populations, thereby boosting immune response. Matrix-M has been shown to increase neutralizing antibodies and induces long-lasting memory B cells, which enhances B-cell immunity and recruits and increases the frequency of CD4+ and CD8+ T cells to enhance T cell immunity. The potent immune-stimulating mechanism of action is designed to enables a lower dose of antigen required to achieve the desired immune response, ultimately contributing to increased supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.
To date, we have formulated many of the vaccine candidates in our pipeline with Matrix-M, including NVX-CoV2373 and NanoFlu. Matrix-M has been well tolerated in human studies to date.

Pipeline Overview
As the world continues to address the global COVID-19 pandemic, we remain focused today on bringing our NVX-CoV2373 vaccine candidate to market following global regulatory approvals. In addition to this focus, NanoFlu continues to be a priority for our team, especially as it relates to a potential combined NanoFlu / NVX-CoV2373 vaccine. Although NVX-CoV2373 and NanoFlu are our near-term priorities, we remain optimistic that the additional programs in our pipeline including our vaccine candidates for RSV and other emerging infectious diseases, present viable opportunities for future development.

Coronavirus

Coronaviruses (“CoV”), so named for their “crown-like” appearance, are a large family of viruses, some of which are believed to have spread from animals to humans. These viruses cause human diseases such as Middle East Respiratory Syndrome (“MERS”) and Severe Acute Respiratory Syndrome (“SARS”), and COVID-19, the disease resulting from the SARS CoV-2 coronavirus. COVID-19 first emerged in late 2019 in China, and, as of March 2020, the World Health Organization declared it a global pandemic.

NVX-CoV2373

We have successfully produced NVX-CoV2373, designed to provide protection against SARS-CoV-2. We engineered NVX-CoV2373 from the genetic sequence of SARS-CoV-2 using our recombinant nanoparticle technology to generate the antigen derived from the coronavirus spike (S) protein. NVX-CoV2373 includes our proprietary Matrix-M adjuvant.

NVX-CoV2373 Preclinical Development

In April 2020, we announced that NVX-CoV2373 demonstrated high immunogenicity in animal models measuring spike protein-specific antibodies, antibodies that block the binding of the spike protein to the receptor and high levels of wild-type virus neutralizing antibodies.

NVX-CoV2373 Clinical Development

PREVENT-19 Phase 3 U.S. and Mexico

In February 2021, we completed enrollment of our PREVENT-19 pivotal Phase 3 study in the U.S. and Mexico initiated in December 2020. PREVENT-19 is a randomized, placebo-controlled, observer-blinded study to evaluate the efficacy, safety and immunogenicity of NVX-CoV2373 with Matrix-M adjuvant that enrolled more than 30,000 participants aged 18 years or older. The trial largely reached its demographic goal of enrolling participants at high-risk for COVID-19 including adults over the age of 65, people with medical co-morbidities and racial/ethnic subgroups who are at greater risk of infection and disease. The participant study population is composed of the following: 20% LatinX, 13% African American, 6% Native American, 5% Asian American, and 13% older adults aged 65 years and older. The trial design has been harmonized to align with other Phase 3 trials conducted under the auspices of OWS, including the use of a single external independent Data and Safety Monitoring Board to evaluate safety and conduct an unblinded review when predetermined interim analysis events are reached. The trial’s primary endpoint is the prevention of PCR-confirmed, symptomatic COVID-19. The primary and secondary endpoints will be assessed at least seven days after the second study vaccination in volunteers who have not been previously infected with SARS-CoV-2. Two thirds of the participants will be assigned to randomly receive two intramuscular injections of the vaccine, administered 21 days apart, while one third of the trial participants will receive placebo. The primary efficacy analysis is event-driven, based on the number of participants with symptomatic mild, moderate or severe COVID-19 disease. Participants will be followed for 24 months following the second injection. Dependent on the overall COVID-19 attack rate, interim data in this event-driven trial are expected in the second quarter of 2021. PREVENT-19 is being conducted with support from OWS, including a $1.7 billion agreement. Our blinded crossover protocol for this Phase 3 trial has been submitted to the FDA. We have posted that updated protocol, including details of the crossover, on our website under resources.

Phase 3 United Kingdom (“UK”)

In January 2021, we announced that NVX-CoV2373 demonstrated 89.3% efficacy in an interim analysis of our Phase 3 UK study initiated in September 2020. Our Phase 3 study in the UK was in partnership with the UK Government’s Vaccines Taskforce. The trial was a randomized, placebo-controlled, observer-blinded study to evaluate the efficacy, safety and immunogenicity of NVX-CoV2373 in over 15,000 enrolled participants aged 18 to 84 years, including 27 percent of participants over the age of 65. Half of the trial participants received two intramuscular injections of NVX‑CoV2373 comprising 5 micrograms of antigen with 50 micrograms of Matrix‑M, administered 21 days apart, while the other half of the trial participants received placebo. The primary endpoint was first occurrence of PCR-confirmed symptomatic COVID-19 with onset at least seven days after the second study vaccination in volunteers who have not been previously infected with SARS-CoV-2. Preliminary analysis indicates that the UK variant strain that was increasingly prevalent was detected in over 50% of the PCR-confirmed symptomatic cases. Interim results from this trial showed that efficacy by strain was 95.6% against the original COVID-19 strain and 85.6% against the UK variant strain. The interim analysis included a preliminary review of the safety database, which showed that severe, serious, and medically attended adverse events occurred at low levels and were balanced between vaccine and placebo groups.

Phase 2b South Africa

In January 2021, we announced that NVX-CoV2373 demonstrated 60% efficacy for the prevention of mild, moderate and severe COVID-19 disease for the portion of the study population that was HIV-negative (94% of study participants) in an interim analysis of our South Africa Phase 2b clinical trial initiated in August 2020. The Phase 2b clinical trial in South Africa enrolled over 4,400 participants. CEPI funded the manufacturing of doses of NVX-CoV2373 for this Phase 2b clinical trial, which was supported in part by a $15.0 million grant from the BMGF. Interim results from this trial showed that NVX-CoV2373 achieved its primary efficacy endpoint in the overall trial population, with efficacy of 49.4%, including HIV-positive and HIV-negative participants. Data suggested that NVX-CoV2373 provided significant protection from the South Africa escape variant, which was widely circulating at the time and attributable for approximately 92.6% of sequenced cases. Importantly in this trial, approximately 1/3 of the participants enrolled, but not included in the primary analyses, were seropositive, demonstrating prior COVID-19 infection at baseline. Based on temporal epidemiology data in the region, the pre-trial infections are thought to have been caused by the original COVID-19 strain (i.e., non-variant), while the subsequent infections during the study were largely attributable to the variant virus. These data suggest that prior infection with COVID-19 may not completely protect against subsequent infection by the South Africa escape variant, however, vaccination with NVX-CoV2373 provided significant protection.

Phase 1/2 U.S. and Australia

In August 2020, we announced positive preliminary immunogenicity and safety results from our Phase 1 portion of the Phase 1/2 clinical trial of NVX-CoV2373 initiated in May 2020. The Phase 1 portion was a randomized, observer-blinded, placebo-controlled trial in 131 participants at two sites in Australia. The trial was designed to evaluate the immunogenicity and safety of NVX‑CoV2373, both adjuvanted with Matrix‑M and unadjuvanted. The protocol’s two-dose trial regimen assessed two dose levels (5 and 25 micrograms) with Matrix‑M and without. Results from this trial showed that NVX-CoV2373 was generally well-tolerated, elicited robust antibody responses numerically superior to that seen in human convalescent sera and induced robust polyfunctional CD4+ T cell responses. In September 2020, the Phase 1 portion clinical results were published in The New England Journal of Medicine. In January 2021, we reported favorable six-month immunogenicity (IgG ELISA) data during the J.P. Morgan 39th Annual Healthcare Conference. In August 2020, we initiated the Phase 2 portion of the Phase 1/2 clinical trial. The Phase 2 portion is designed to evaluate the safety and immunogenicity of NVX-CoV2373 with Matrix-M in participants aged 18 to 84 years. The Phase 2 portion will assess two dose levels (5 and 25 micrograms), each with 50 micrograms of Matrix‑M. We completed enrollment of 1,288 healthy volunteers in October

2020, with approximately 50 percent of participants 60 years of age and older, at up to 40 sites in the U.S. and Australia. In late October 2020, we reported favorable preliminary reactogenicity data from the Phase 2 portion of the trial during the Centers for Disease Control and Prevention Advisory Committee on Immunization Practices meeting. As of March 2021, some participants from this trial are receiving a six-month boost dose of NVX-CoV2373 to examine the functional immune response of our vaccine candidate.

NVX-CoV2373 Clinical Development Conducted by Partner

Phase 1/2 Japan

In February 2021, Takeda Pharmaceutical Company Limited (“Takeda”) initiated a Phase 1/2 clinical trial of NVX-CoV2373 in Japan. This placebo-controlled trial will evaluate the immunogenicity and safety in 200 participants aged 20 years and older.

Variant Strain (Booster and/or Bivalent)

In January 2021, we initiated development of new constructs against the emerging strains of COVID-19, and in February 2021, we selected candidates for variant strain vaccines as standalone and bivalent candidates. We are currently evaluating these candidates in ongoing non-human primate studies and plan to begin clinical evaluation of variant vaccine candidates in mid-2021.

NVX-CoV2373 Regulatory and Licensure

In February 2021, we announced the initiation of a rolling submission with non-clinical data to the UK Medicines and Healthcare products Regulatory Agency (“MHRA”). We expect to file for authorization by early second quarter of 2021 after we have gathered sufficient data.

In November 2020, we announced that the U.S. Food and Drug Administration ("FDA") granted NVX-CoV2373 Fast Track designation, which is intended for products that treat serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs for such diseases or conditions. The Fast Track program is designed to facilitate development and expedite the review of drugs to treat serious conditions, with the intent of providing patients with earlier access to important new drugs. Specifically, Fast Track designation facilitates meetings with the FDA to discuss all aspects of development to support licensure and provides the opportunity to submit sections of a Biologics Licensing Application (“BLA”) on a rolling basis as data become available. We continue to be in communication with the FDA through submissions to our open investigational new drug application (“IND”) and discussions on various aspects of the program required to support the regulatory approval process. We also plan to file submissions for Emergency Use Authorization (“EUA”) with the FDA and expect to complete our EUA filing in the second quarter of 2021.

In addition, we initiated the rolling review process with submissions to several regulatory agencies worldwide, including the European Medicines Agency (“EMA”), Health Canada, Australian Therapeutic Goods Administration (“TGA”) and New Zealand Medsafe. As part of the rolling review, we will continue to submit additional information, including clinical and manufacturing data as they become available. These rolling reviews are initiated to expedite the assessment of vaccines, particularly during public health emergencies.

COVID-19 Vaccine Funding

In May 2020, we signed a restated funding agreement which was amended in November 2020, with CEPI (the “CEPI Funding Agreement”), under which we are entitled to receive funding of up to $399.5 million to be used by us for the development of NVX-CoV2373. Pursuant to the CEPI Funding Agreement, if approved, a portion of the NVX-CoV2373 supply produced by us, other than vaccine manufactured under the OWS Agreement (as defined below), is expected to be procured and allocated through the COVAX Facility component of the Access to COVID‑19 Tools (ACT) Accelerator, an international equitable vaccine purchasing initiative launched by the World Health Organization, Gavi the Vaccine Alliance ("Gavi"), CEPI and other global non-governmental organizations and governmental leaders in 2020.

In June 2020, we were awarded a contract by the DoD which was last amended in January 2021 under which we are entitled to receive funding of up to $45.7 million to support certain activities related to the development of NVX-CoV2373, including the manufacturing and delivery of 10 million doses of NVX-CoV2373 to the U.S. government.

In July 2020, we were selected to participate in OWS, a U.S. government sponsored program working to accelerate the development, manufacturing and distribution of COVID-19 vaccines, therapeutics and diagnostics. Through a Base

Agreement and a Project Agreement (together, the “OWS Agreement”) entered into with Advanced Technology International, Inc., the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with OWS, which was last amended in December 2020, we have been allotted funding of $1.6 billion and are entitled to receive maximum funding up to $1.75 billion to support certain activities related to the development of NVX-CoV2373, and including the manufacture and delivery of 100 million doses of NVX-CoV2373 to the U.S. government. We expect this funding will assist in rapidly developing our large-scale manufacturing capacity and transitioning into ongoing production, including the capability to stockpile and distribute large quantities of NVX-CoV2373 for use in clinical trials and potentially for commercial sale, if authorized for emergency use or licensed. The OWS Agreement will fund the late-stage clinical studies necessary to determine the safety and efficacy of NVX-CoV2373, including PREVENT-19. Funding under the OWS Agreement is also expected to support our plans to file submissions for EUA and licensure with the FDA.
NVX-CoV2373 Manufacturing and Supply
In 2020, we established a global supply chain to support the commercialization of NVX-CoV2373. The acquisition of Praha Vaccines a.s. (“Praha Vaccines”) in the Czech Republic in May 2020 demonstrated the Company’s first major step toward building out our global manufacturing capabilities. Since May 2020, we have established partnerships worldwide to amplify and solidify our global reach.

We remain committed to partnering globally in efforts to end the COVID-19 pandemic, as demonstrated through our partnership with Serum Institute of India Private Limited ("SIIPL") to supply NVX-CoV2373 to India and low- and middle-income countries. In August 2020, we expanded upon our manufacturing and supply capabilities to include partnerships with both Takeda in Japan and SK Bioscience Co., Ltd. (“SK bioscience”) in South Korea and furthered these collaborations in February 2021. These additional partnerships will further increase our production capacity and are expected to support a rapid roll-out of NVX-CoV2373 globally.

To date, we have increased our projected global manufacturing production rate of NVX-CoV2373 to be over two billion annualized doses when we are at full capacity, which we expect to occur in mid-2021. Of this anticipated capacity, approximately one billion doses will be manufactured by SIIPL.

NVX-CoV2373 and its components are being manufactured at the following Novavax (in bold) and partnered sites:

A summary and status of key manufacturing and supply developments follows:

In February 2021, we announced a Memorandum of Understanding ("MOU") with Gavi to provide 1.1 billion doses of NVX-CoV2373 for the COVAX Facility. The vaccine doses will be manufactured and distributed globally by us and SIIPL, the latter under an existing agreement between Gavi and SIIPL. We expect to work with Gavi, which leads the design and implementation of the COVAX Facility, to finalize an advance purchase agreement for vaccine supply and global distribution via the COVAX Facility and its partners. We have licensed our NVX-CoV2373 technology to SIIPL and are jointly committed with SIIPL to deliver the 1.1 billion doses to the COVAX Facility. We expect to supply doses to primarily high-income countries, with SIIPL providing the majority of supply for low-, middle, and upper-middle-income countries, utilizing a tiered pricing schedule.

In February 2021, we also reached a MOU with the Canadian government to produce NVX-CoV2373 in Canada. We plan to produce NVX-CoV2373 at the National Research Council’s Biologics Manufacturing Centre in Montreal once both the vaccine candidate and the facility receive Health Canada approvals. The MOU also includes a broader intention for the Government of Canada and us to work together to increase our Canadian presence. We will explore a range of partnership opportunities for us to expand vaccine production in Canada, including partnerships with Canadian contract manufacturers. We recently initiated the rolling submission process for regulatory approval to Health Canada.

In August 2020, we entered into a development and supply agreement with SK bioscience, and in February 2021, announced an expanded collaboration and license agreement with SK bioscience. Under these agreements, SK bioscience has been granted an exclusive license to develop, manufacture and commercialize NVX-CoV2373 in the Republic of Korea. Concurrently, SK bioscience finalized an advance purchase agreement with the Republic of Korea to supply 40 million doses of NVX-CoV2373 beginning in 2021. SK bioscience will expand its capacity to manufacture the antigen component of NVX-CoV2373 for use in the final drug product globally, including product distributed by the COVAX Facility, during the COVID-19 pandemic. SK bioscience will also purchase a certain quantity of the finished vaccine product directly from us, subject to the approval by relevant regulatory authority, and sufficient doses of our Matrix-M adjuvant to manufacture the remainder of the 40 million doses of finished vaccine product SK bioscience expects to sell to the Korean government. SK bioscience will pay a tiered royalty in the low to middle double-digit range on the sale of NVX-CoV2373 in the Republic of Korea, net of certain agreed costs.

In August 2020, we announced a collaboration agreement with Takeda, and in February 2021, we finalized an exclusive license agreement with Takeda for the development, manufacturing and commercialization of NVX-CoV2373 in Japan. We will transfer technology and supply our Matrix-M adjuvant to Takeda, who will manufacture the vaccine antigen. Takeda will receive funding from the Government of Japan’s Ministry of Health, Labour and Welfare to support the technology transfer, establishment of infrastructure and scale-up of manufacturing. We anticipate that Takeda has a manufacturing capacity of over 250 million doses per year. We will be entitled to receive payments based on the achievement of certain development and commercial milestones, as well as a portion of net profits from vaccine sales. Takeda is responsible for regulatory submission to Japan’s Pharmaceutical and Medical Devices Agency (“PMDA”).

In July 2020, we announced a manufacturing agreement with FDB allowing for the large-scale contract production of NVX-CoV2373 in connection with our OWS Agreement, beginning at FDB’s North Carolina facility.

Also in July 2020, we entered into a supply and license agreement with SIIPL, as amended by the parties in September 2020, under which we granted exclusive and non-exclusive licenses to SIIPL for the development, co-formulation, filling and finishing, registration and commercialization by SIIPL of NVX‑CoV2373. SIIPL has agreed to purchase Matrix-M adjuvant from us and we have granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373 under the terms of the agreement. We will equally split with SIIPL the revenue from SIIPL’s sale of NVX-CoV2373 in its licensed territory, net of agreed costs. We granted to SIIPL (i) an exclusive license in India during the agreement, and (ii) a non-exclusive license (a) during the “Pandemic Period” (as declared by the WHO), in all countries other than specified countries designated by the World Bank as upper-middle or high-income countries, with respect to which we retain rights, and (b) after the Pandemic Period, in only those countries designated as low or middle-income by the World Bank. Following the Pandemic Period, we may notify SIIPL of any bona fide opportunities for us to license NVX‑CoV2373 to a third party in such low and middle- income countries and SIIPL would have an opportunity to match or improve such third party terms, failing which, we would have the discretion to remove one or more non-exclusive countries from SIIPL’s license. We anticipate SIIPL will manufacture approximately one billion doses of NVX‑CoV2373 in 2021.

In June 2020, we entered into contract manufacturing arrangements with AGC Biologics and the Polypeptide Group to provide contract development and manufacturing services, supplying us with large-scale production of Matrix-M.

In May 2020, we announced the acquisition of Praha Vaccines, formerly part of the Cyrus Poonawalla Group, in an all cash transaction of approximately $167 million. The acquisition includes a biologics manufacturing facility and associated assets in Bohumil, Czech Republic. The acquisition included a 150,000-square foot state-of-the-art vaccine and biologics manufacturing facility and other support buildings, along with the existing employees and all related and required infrastructure. The facility is expected to provide annual capacity of over 1 billion doses of antigen starting in 2021 for NVX-CoV2373. The facility is completing a renovation that includes Biosafety Level-3 (BSL-3) capabilities. As part of the transaction, approximately 150 employees with significant experience in vaccine manufacturing and support joined Novavax. The acquisition of Praha Vaccines was supported by our funding arrangements with CEPI, which we expect will enable us to dramatically expand our manufacturing capacity.

NVX-CoV2373 Supply Agreements

We have entered into advance purchase agreements (referred to as "APAs" or "supply agreements" throughout this Annual Report on Form 10-K) with various countries globally that, if our product candidate is approved, are expected to result in the delivery of approximately 200 million doses of NVX-CoV2373 throughout 2021 and into the first half of 2022. The APAs typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development milestones. We expect to sign additional APAs that are currently in active discussions and negotiations.

Country	Committed Doses & Additional Detail
UK	**60 million** *Option to purchase additional orders from time to time*
Canada	**52 million** *Option to purchase up to an additional 24 million doses*
Australia	**51 million** *Option to purchase up to an additional 10 million doses*
New Zealand	**~11 million**
Switzerland	**6 million**
Summary	**~180 Million Doses**

Supply Agreements by Region

- North America (Canada)
- Europe, Middle East and Africa (UK, Switzerland)
- Asia Pacific (Australia, New Zealand)

A summary and status of these supply agreements follows:

In October 2020, we entered into a SARS-CoV-2 vaccine supply agreement with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the UK (the “Authority”), for the purchase of 60 million doses of NVX-CoV2373, plus such additional orders as the Authority may make from time to time. We agreed to continue to conduct a UK-based Phase 3 clinical trial of NVX-CoV2373 to assess the efficacy of NVX-CoV2373 in the UK population, establish a dedicated supply chain for NVX-CoV2373 in the UK and seek regulatory approval for the NVX‑CoV2373 in the UK. FDB’s UK site is expected to produce up to 180 million doses annually. Excess supply of antigen manufactured at the FDB’s site in Billingham, Stockton-on-Tees may be available for us to sell to additional markets outside the UK.

In January 2021, we finalized an APA with the Government of Canada to supply up to 76 million doses of NVX-CoV2373. Canada has committed to purchase 52 million doses of NVX-CoV2373 with the option for up to an additional 24 million doses. Under the agreement, we expect to supply doses of NVX-CoV2373 to Canada following authorization by Canada’s regulatory agency.

In December 2020, we finalized an APA with the Australian Federal Government to supply up to 61 million doses. Australia is committed to purchase 51 million doses of NVX-CoV2373 with the option for up to an additional 10 million doses. We will work with Australia’s regulatory agency, the Therapeutics Goods Administration (TGA), to seek product approvals upon demonstrating efficacy in clinical studies.

In December 2020, we finalized an APA with the government of New Zealand for the purchase of 10.72 million doses of NVX-CoV2373. Under the terms of the agreement, we will manufacture all doses of NVX-CoV2373 delivered to New Zealand under the agreement.

In February 2021, we executed a binding Heads of Terms with the government of Switzerland to supply six million doses of NVX-CoV2373. Following this Heads of Terms, we intend to negotiate a final agreement with Switzerland, with initial delivery of vaccine doses slated to ship following successful clinical development and regulatory review.
Seasonal Influenza
NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as children under and older adults, but also occurring in the general population. According to a 2019 Global Data forecast of influenza vaccines, the market for seasonal influenza vaccines is expected to grow from approximately $4.6 billion in 2018 to approximately $6.5 billion in 2028 (in the countries comprising the eight major markets).

In March 2020, we announced positive top-line results from our Phase 3 clinical trial of NanoFlu, which includes our proprietary Matrix-M adjuvant. In October 2020, we announced the formation of a leadership team within the Company focused on advancing NanoFlu to regulatory licensure. The leadership team has established a separate NanoFlu development unit within our Company, which benefits from joint shared services with key cross-functional departments within the Company and builds on the Company’s established knowledge base in the discovery and development of innovative vaccines to prevent serious infectious diseases.

We continue to seek regulatory approval from the FDA under the accelerated approval pathway previously granted to the Company and explore the potential for a combination NanoFlu / NVX-CoV2373 vaccine to be used in a post-pandemic setting.

Combination Vaccines

With the ongoing development of NanoFlu, NVX-CoV2373, and respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”), a strong rationale exists for potentially developing three combination respiratory vaccines designed to protect susceptible populations against these diseases. Although testing is at an early stage, we believe that combination vaccines against influenza in combination with COVID-19, influenza in combination with RSV, and influenza in combination with both RSV and COVID-19 may be achievable since these vaccines are created using our recombinant nanoparticle technology and include our proprietary Matrix-M adjuvant.
Respiratory Syncytial Virus ("RSV")
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

In February 2019, we announced data from our Prepare trial, initiated in December 2015. The Prepare trial was conducted to determine whether ResVax reduced incidence of medically significant RSV-positive LRTI in infants through a minimum of the first 90 days of life and up through the first six months of life. While the data did not meet the trial’s primary efficacy endpoint, it did demonstrate efficacy against a secondary objective by reducing RSV LRTI hospitalizations in treated infants. In July 2020, these data were published in the New England Journal of Medicine. BMGF supported the Prepare trial for ResVax through a grant of up to $89.1 million pursuant to a grant agreement we entered into with BMGF in September 2015 (the “BMGF Grant Agreement”) data. We are assessing opportunities to bring ResVax to market, in conjunction with our pursuit of a regulatory licensure approach for the U.S., the European Union and other geographies.
RSV Older Adults Program
Older adults (60 years and older) are at increased risk for RSV disease due in part to immunosenescence, the age- related decline in the human immune system. RSV infection can also lead to exacerbation of underlying co-morbidities such as chronic obstructive pulmonary disease, asthma and congestive heart failure. In the U.S. alone, a reported RSV incidence rate of 5.5% in older adults would account for approximately 2.5 million infections per year. We estimate that approximately 900,000 medical interventions are caused by RSV disease in this U.S. population each year. We followed up the 2016 Phase 3 clinical trial of our RSV F Vaccine, which failed to meet its pre-specified primary or secondary efficacy objectives, with a 2017 Phase 2 clinical trial in older adults, to assess safety and immunogenicity of one and two dose regimens of our RSV F Vaccine, with and without aluminum phosphate or our proprietary Matrix-M adjuvant. Immunogenicity results from the 2017 trial indicate that both adjuvants increase the magnitude, duration and quality of the immune response versus the non-adjuvanted RSV F Vaccine. We continue to assess the development opportunities for our RSV F Vaccine in older adults.
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
Other Emerging Infectious Diseases
We have extensive history working with coronaviruses and developing vaccine candidates, notably our successful production of a vaccine candidate designed to provide protection against MERS, as well as preclinical work associated with SARS. Through this experience, we have demonstrated our ability to quickly produce viable vaccine candidates for emerging infectious diseases, including both MERS/SARS and Ebola virus (“EBOV”).

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
We developed an EBOV glycoprotein vaccine candidate (“Ebola GP Vaccine”) expressed in insect cells, using our core recombinant baculovirus technology. Although not in active development, our Ebola GP Vaccine is a viable development opportunity.

Competition in COVID-19, Influenza and RSV

The vaccine market is intensely competitive, characterized by rapid technological progress. Our technology is based upon utilizing the baculovirus expression system in insect cells to make recombinant vaccines. We believe this system offers many advantages when compared to other technologies and is uniquely well-suited for developing COVID-19, influenza, and RSV vaccines, as well as vaccines against a number of other infectious diseases.

A number of vaccine manufacturers, research institutions, and other organizations are developing a vaccine for SARS-CoV-2, the virus that causes COVID-19 disease. A variety of different vaccine technologies are being studied, including nucleic acid (RNA/DNA), viral vectors, live attenuated or inactivated, and protein-based vaccines. According to a coronavirus vaccine tracker published by The New York Times, there are 69 vaccines in clinical trials and 20 have reached the final stages of testing. As of February 2021, Pfizer, Moderna, and Johnson & Johnson have each received approval under Emergency Use Authorization by the FDA in the U.S for their COVID-19 vaccines. NVX-CoV2373 is currently being evaluated in two pivotal Phase 3 trials: a trial in the U.K that completed enrollment in November and the PREVENT-19 trial in the U.S. and Mexico that began in December. It is also being tested in two ongoing Phase 2 studies that began in August: a Phase 2b trial in South Africa, and a Phase 1/2 continuation in the U.S. and Australia. Based on the interim efficacy from the Phase 3 in the UK and the Phase 2b in South Africa, our vaccine candidate has demonstrated strong efficacy and will play an important role in solving this global public health crisis. Importantly, we are the first vaccine to demonstrate clinical efficacy against the original strain of COVID-19 and both of the rapidly emerging variants in the U.K. and South Africa.

A number of companies are developing and selling vaccines for seasonal influenza employing both traditional (egg-based) and new vaccine technologies (cell-based). Many seasonal influenza vaccines are currently approved and marketed, and most of these are marketed by major pharmaceutical companies such as Sanofi Pasteur, GSK and Seqirus. Competition in the sale of seasonal influenza vaccines is intense. For the older adult segment, Sanofi currently supplies Fluzone-HD® and Flublok® to the majority of older adults in the U.S. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, some by adding an adjuvant that is used to increase the immunogenicity of that product, each of which is intended to be more efficacious than currently marketed products. Despite the significant competition and advancing technologies, some of which are similar to our own, based on our completed Phase 3 trial results, we believe that NanoFlu, our adjuvanted nanoparticle seasonal influenza product could be as efficacious as, or more so than, current products or products being developed by our competitors.
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
Patents and Proprietary Rights
We generally seek patent protection for our technology and product candidates in the U.S. and abroad. The patent position of biotechnology and pharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. Our success will depend, in part, on whether we can:
•obtain patents to protect our own technologies and product candidates;
•obtain licenses to use the technologies of third-parties, which may be protected by patents;
•protect our trade secrets and know-how; and
•operate without infringing the intellectual property and proprietary rights of others.
Patent Rights; Licenses.
We have intellectual property (patents, licenses, know-how) related to our vaccines, manufacturing processes and other technologies. Currently, we have or have rights to over 450 U.S. patents and corresponding foreign patents and patent applications relating to vaccines and vaccine-related technologies.
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
We also have been issued patents directed to other core programs, including our RSV and influenza programs. Issued patents directed to various aspects of the RSV program include U.S. Patent Nos. 8,715,692, 9,675,685, 9,731,000, 9,717,786, 10,022,437, and 10,426,829. Additional patents in the family include EP237009 in Europe, as well as others throughout the world. Patents related to our rabies program include 9,724,405 and 10,086,065 in the U.S., and EP2635257 and EP3246019 in Europe. Related patents have been issued in other world markets. Issued patents in our influenza nanoparticle program include US Patent No. 10,426,829. In addition to our focus on vaccine programs, we also pursue patent protection for our Matrix Adjuvant program. Issued U.S. Patent Nos. 7,838,019, 9,205,147, 9,901,634, 8,821,881, and 10,729,764 provide examples of patents related to our Matrix Adjuvant program.
We pursue patents related to NVX-CoV2373, our COVID-19 vaccine candidate. Our applications include PCT/US2021/015220 and U.S. Serial No. 16,997,001, which the U.S Patent Office has allowed.
We continue to prepare, file, and prosecute patent applications to provide broad and strong protection of our proprietary rights, including next generation applications focused on our RSV Program, our influenza nanoparticle program, and our adjuvant program.
The Federal Technology Transfer Act of 1986 and related statutory guidance encourages the dissemination of science and technology innovation. While our expired contract with the U.S. Department of Health and Human Services, (“DHHS”), Biomedical Advanced Research and Development Authority (“HHS BARDA”) provided us with the right to retain ownership in our inventions that may have arisen during performance of that contract, with respect to certain other collaborative research efforts with the U.S. government, certain developments and results that may have commercial potential are to be freely published, not treated as confidential, and we may be required to negotiate a license to developments and results in order to commercialize products. There can be no assurance that we will be able to successfully obtain any such license at a reasonable cost, or that such development and results will not be made available to our competitors on an exclusive or non-exclusive basis.
Trade Secrets
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
The Commissioner of the FDA may, under delegated authority from the Secretary of the DHHS, and under certain circumstances, issue an EUA, that would permit the use of an unapproved medical product or unapproved use of an approved medical product to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. When issuing an EUA, the FDA imposes conditions of authorization, with which the EUA holder must comply. Such conditions include, but may not be limited to, compliance with labeling, distribution of materials designed to ensure proper use, reporting obligations, and restrictions on advertising and promotion. The EUA is only effective for the duration of the public health emergency. The FDA may also revise or revoke the EUA sooner if, the criteria for issuance are no longer met or other circumstances make a revision or revocation appropriate to protect the public health or safety. For example, an EUA may be revoked when the FDA determines that the underlying public health emergency no longer exists or warrants such authorization, or for reasons such as significant adverse inspectional findings, reports of adverse events linked to or suspected of being caused by the EUA product, or newly emerging data that may demonstrate the product may not be effective.
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
The FDA has several programs designed to expedite the development and approval of drugs and biological products intended to treat serious or life-threatening diseases or conditions, including fast track designation, breakthrough therapy designation, priority review designation, and accelerated approval. First, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have more frequent interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. The FDA granted Fast Track Designation for NVX-CoV2373 in November 2020 and for NanoFlu, our recombinant quadrivalent seasonal influenza vaccine candidate, in January 2020.
Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA may hold meetings with the sponsor throughout the development process; provide timely advice to the product sponsor regarding development and approval; involve more senior staff in the review process; assign a cross-disciplinary project lead for the review team; and take other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious disease or life-threatening condition and, if approved, would provide a significant improvement in safety or effectiveness over available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and, for a drug product (including a vaccine), to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Fourth, a product may be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to confirm efficacy using a clinically meaningful endpoint, thereby confirming efficacy observed pre-approval using a surrogate endpoint. In June 2019, we announced that the FDA acknowledged that the accelerated approval pathway is available for NanoFlu.

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

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government authorities or programs, private health insurers (including managed care plans) and other organizations. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. Our product candidates may not be considered cost-effective at certain prices. Adequate third-party reimbursement may not be available in certain markets to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payers may also control access to, or manage utilization of, our products with various utilization management techniques. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.
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

The U.S. and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, including initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Healthcare Reform Act”) which includes changes to the coverage and reimbursement of drug products under government health care programs. Under the Trump administration, there were several efforts to modify or repeal all or certain provisions of the Healthcare Reform Act, and some modifications were implemented. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results.

Other legislative changes have been proposed and adopted in the United States since the Healthcare Reform Act was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 due to subsequent legislative amendments contained in the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the “CARES Act”. In November 2020, the Centers for Medicare and Medicaid Services (“CMS”) issued an interim final rule that seeks to lower prescription drug costs by paying no more for certain Medicare Part B drugs than the lowest price paid for such drugs in certain other countries (the "Most Favored Nation Rule”). Under the rule, the lower payment rates for affected drugs would be phased in over a period of four years, beginning in 2021. The rule has been challenged by industry associations on a number of grounds. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction in Biotechnology Innovation Organization v. Azar, No. 3:20-cv-08603, which preliminarily enjoins CMS from implementing the Most Favored Nation Rule. Given this preliminary injunction, the Most Favored Nation Rule was not implemented on January 1, 2021 and will not be implemented without further rule-making. However, this interim final rule or any similar type of reference pricing regulation could potentially harm our business if expanded to include our products.

Recently, there has been considerable public and government scrutiny in the U.S. of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic. We cannot predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Within the U.S., we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to future sales of any of our product candidates that may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws, including the federal False Claims Act (“FCA”), prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payers (including Medicare and Medicaid) that are false or fraudulent. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and exclusion from federal health care programs (including Medicare and Medicaid). In the U.S., federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the FCA. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

On November 20, 2020, the DHHS published a Final Rule entitled “Removal of Safe Harbor Protection for Rebates to Plans or PBMs Involving Prescription Pharmaceuticals and Creation of New Safe Harbor Protection,” commonly referred to as the “Rebate Rule”, which amends the federal Anti-Kickback Statute discount safe harbor by eliminating protection for price concessions, including rebates, that are offered by pharmaceutical manufacturers to plan sponsors, or pharmacy benefit managers under contract with them, under the Medicare Part D program and Medicare Advantage Plans, unless the price reduction is one required by law. Effective January 1, 2022, in advance of the calendar year 2022 Part D plan year, safe harbor protection will be eliminated for manufacturer rebates paid directly (or indirectly through a pharmacy benefit manager) to Part D prescription drug plans and Medicare Advantage prescription drug plans. Effective December 30, 2020, the Rebate Rule established two new safe harbors. The first new safe harbor protects price reductions paid by manufacturers to prescription drug plans (including prescription drug plans offered by Medicare Advantage organizations) and Medicaid managed care organizations, which are fully reflected at the point-of-sale. The second new safe harbor protects fair-market-value service fees paid to pharmacy benefit managers by manufacturers. This new rule could result in a change in incentives for health plans and pharmacy benefit managers in negotiating rebates and discounts with manufactures for preferred formulary placement. At this time we cannot predict how these changes will impact our business and operations once our product candidates are commercialized.

Within the European Union, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Various laws, regulations and executive orders also restrict the use and dissemination outside the U.S. or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside the United States, which could limit our growth potential and increase our development costs. We cannot guarantee that we, our employees, our consultants, or our third-party contractors are or will be in compliance with all federal, state, and foreign regulations regarding bribery and corruption. Moreover, our strategic collaborators and third-party contractors located outside the U.S. may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition, and results of operations.

The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, impose requirements regarding the privacy and security of individually identifiable health information, including mandatory contractual terms, for covered entities, or certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates that provide services to the covered entity that involve individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA. While pharmaceutical and biotechnology companies are typically not directly regulated by HIPAA, our business may be indirectly impacted by HIPAA in our interactions with providers, payors, and others that have HIPAA compliance obligations. We are also subject to state and foreign laws governing the privacy and security of health or personal information such as the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”).

There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act imposes annual reporting requirements on certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information related to payments and other transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives.

Within the European Union, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, their competent professional organization, or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the European

Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. In the United States, the Public Readiness and Emergency Preparedness Act (the “PREP Act”), provides immunity for manufacturers from all claims under state or federal law for "loss" arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for "willful misconduct" against the manufacturer under some circumstances. "Covered countermeasures" include security countermeasures and "qualified pandemic or epidemic products", including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of DHHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. On March 17, 2020, the Secretary of DHHS issued a declaration under the PREP Act and has issued subsequent amendments thereto since then to provide liability immunity for activities related to certain countermeasures against the ongoing COVID-19 pandemic. While we believe our products would be covered under the provisions of the PREP Act, this cannot be assured.

Also, there can be no assurance that the Secretary of the HHS will make other declarations in the future that cover any of our other product candidates or that the U.S. Congress will not act in the future to reduce coverage under the PREP Act or to repeal it altogether. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
HUMAN CAPITAL

Employees

As of February 24, 2021, we have 791 full-time employees, of whom 90 hold M.D. or Ph.D. degrees and 189 of whom hold other advanced degrees. Of our total workforce, 653 are engaged primarily in research, development and manufacturing activities and 139 are engaged primarily in executive, business development, finance and accounting, legal and administrative functions. None of our U.S. and Czech employees are represented by labor unions or covered by collective bargaining agreements; 68 of our 69 Swedish employees are covered by typical collective bargaining agreements. To nurture, grow, and treat our employees fairly is imbued in our culture. We were recognized as the Top 50 employers to work for in the US by our employees.

To nurture, grow, and treat our employees fairly is imbued in our culture. We are proud to have been recognized in the 2021 Top Workplaces USA list based on employee surveys. We believe this award reflects our investment in an exceptional culture.

COVID-19 Employee Safety and Benefits

With the emergence of the COVID-19 global pandemic, we took precautions to reduce the risk of virus exposure for all employees. We encouraged all of our employees who were able to work from home to do so and reduced the number of people in our offices significantly with the remote work option. Because of our business, it was necessary for essential employees to remain onsite. For those employees and any other employees who entered our offices, we adopted new safety protocols including, social distancing, face mask requirements, temperature screening and health questionnaires.

In March 2020, we recognized the severity of COVID-19 and offered a special enrollment period to our employees to provide them with an additional opportunity to participate in our health insurance plan. We have also established an emergency relief fund for our employees whose immediate families have been materially and negatively impacted by the COVID-19 emergency.

Compensation and Benefits; Health and Wellness

Our total rewards are designed to attract, motivate, and retain top talent in the industry. We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our generous total rewards package includes competitive market pay, fully covered healthcare benefits for employees, a health savings account, a 401(k) retirement savings plan, paid vacation, family leave, flexible work schedules, an employee assistance program, and onsite and online concierge services. In addition, we offer every employee, the benefit of equity ownership in the company through stock option and restricted stock unit grants and our employee stock purchase plan.

Recruitment, Development and Training

The attraction, development, and retention of employees is a critical success factor for Novavax. We utilize a variety of recruitment vehicles to source top talent, including strategic partnerships with search firms, leveraging social media channels, and a robust employee referral program. Since March 2020, we have hired over 400 full-time and part-time employees to address the global COVID-19 pandemic and bring our NVX-CoV2373 vaccine candidate to market following global regulatory approvals.

To support the growth and advancement of our employees, we offer tuition and continuing education reimbursement, and an array of training and professional development opportunities, including on-the-spot coaching with executive coaches and access to the LinkedIn Learning library of over 16,000 on-demand video tutorials that address skill, knowledge and behaviors related to business, leadership, technology, and creativity. In the last 12 months, videos were viewed and completed over 7000 times by our employees. We provide an Executive Development Program for employees identified as having high potential and for potential successors to leadership positions, executive coaching engagements, and leadership development programs to strengthen our leadership bench and accelerate and prepare our top talent for future growth.

Internal Communications

We employ a variety of tools to facilitate open and direct communication, including global forums with executives, employee surveys, and engagement through forums and committees. Our executive leadership team continues to recognize the importance of increased employee engagement.

Diversity and Inclusion

Our culture of diversity, equity and inclusion enables us to create, develop and fully leverage the strengths of our workforce to meet our growth objectives. We recently completed an evidence-based analysis of current state on diversity, equity and inclusion to understand how best to create a culture of inclusion and diverse workforce and how to build a sustainable strategy to drive diversity and inclusion at Novavax. We are very fortunate to have a diverse workforce and we believe our DEI strategy will enable us to continuously improve and excel.

Corporate Social Responsibility

We are endeavoring to develop relationships, give back to our communities and engage in corporate social responsibility and sustainability initiatives. As we grow our employee base, we are focused on extending our efforts in these areas.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a history of losses and our future profitability is uncertain.

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2020 was $1.9 billion. Our revenue for the last three fiscal years was $475.6 million in 2020, $18.7 million in 2019 and $34.3 million in 2018. We may not be successful in entering into collaborations, strategic alliances and marketing, distribution or licensing arrangements with other companies or government agencies that result in significant revenue to offset our expenses. Our net losses for the last three fiscal years were $418.3 million in 2020, $132.7 million in 2019 and $184.7 million in 2018.

Historically, our losses have resulted predominantly from research and development expenses for our vaccine candidates, manufacturing-related expenses, costs related to protection of our intellectual property and other general and administrative operating expenses, a significant portion of which have been noncash. Our expenses have exceeded our revenue since inception, and we believe our expenses will fluctuate over time, and may substantially increase in some years, as a result of continuing research and development efforts to support our vaccine development efforts, and, if our product candidates are approved, commercialization efforts.

As of the end of fiscal year 2020, our investment in the development and manufacture of NVX-CoV2373 has been significant and we expect such levels of investment to continue through 2021 and beyond, although the precise magnitude of our total investment will be subject to clinical trial data results, the duration of the COVID-19 pandemic and other factors, including our competitive landscape and regulatory outcomes. If we are unable to timely commercialize a vaccine against COVID-19, we may never recoup this investment. We expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:

◦conduct clinical trials and seek regulatory approval for NVX-CoV2373 and other potential vaccine candidates;
◦conduct preclinical studies for other potential vaccine candidates;
◦expand our global manufacturing and distribution capacity; and
◦maintain, expand and protect our intellectual property portfolio.
As a result, we expect our cumulative operating losses to increase until such time, if ever, that product sales, licensing fees, royalties, milestones, contract research and other sources generate sufficient revenue to fund our operations. We may never achieve profitability and may not sustain profitability, if achieved.

We will continue to require significant funding to maintain our current level of operations and fund the further development of our vaccine candidates.

We do not currently generate sufficient revenue from product sales, licensing fees, royalties, milestones, contract research or other sources to fully fund our operations. We will therefore use our cash resources, and expect to require additional funds, to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products.

To date, we have financed our operations primarily through the sale of equity and debt securities, government funding and grant agreements, and we cannot be certain that additional such funding will be available to us on favorable terms, or at all. Although we have recently started entering into supply agreements for NVX-CoV2373 that include prepayments from the purchasers, until we can generate sufficient product revenue in amounts sufficient to fully fund our operations, which we may never do, we expect to finance our future cash needs through a combination of additional public or private equity or debt financings, as well as potential collaborations, strategic alliances and marketing, distribution or licensing arrangements and non-dilutive funding from governmental and non-governmental funding entities, as well as other sources. While we may continue to apply for contracts or grants from academic institutions, non-profit organizations and governmental entities, we may not be successful. Adequate additional funding may not be available to us on acceptable terms, if at all. Furthermore, any negative clinical trial data or setbacks, or perceived setbacks, with respect to our vaccine candidates, particularly NVX-CoV2373, could impair our ability to raise additional financing on favorable terms, or at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our organization, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or vaccine candidates. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

Economic uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

Generally, worldwide economic conditions remain uncertain, particularly due to the COVID-19 pandemic. Access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our vaccine candidates and clinical trials. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. There is no certainty that the capital and credit markets will be available to raise additional capital on favorable terms, particularly given the ultimate impact of the COVID-19 pandemic on the economies of countries worldwide is unknown. If economic conditions become worse, as a result of the COVID-19 pandemic or otherwise, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, if we are unable to access the capital markets on favorable terms, our ability to execute our business plan as scheduled would be compromised. Moreover, we rely and intend to rely on third-parties, including clinical research organizations, contract manufacturing organizations and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Our existing funding and supply agreements do not assure success of our vaccine candidates or that we will be able to fully fund our vaccine candidates.

The OWS Agreement, the DoD Agreement and the CEPI Funding Agreement each reimburse a portion of the expenses associated with the development and commercialization of NVX-CoV2373. To the extent funding commitments in such agreements are conditioned on our meeting certain milestones or conditions, including regulatory approval in applicable jurisdictions, we may not ultimately receive the full amount of committed funds and could be exposed to urgent needs for additional funding to support our NVX-CoV2373 development, manufacturing and distribution activities. There can be no assurance that we will be able to timely obtain additional government or private funding, if at all. Additionally, we have entered into, and plan to continue entering into, supply agreements for NVX-CoV2373 that include prepayments from the purchasers. In the event we are unable to successfully develop and commercialize NVX-CoV2373 or fail to meet certain product volume or delivery timing obligations under our supply agreements, we may be required to refund significant portions of the prepayments, which could have a material and adverse effect on our financial condition. Our inability to succeed with key clinical or development activities could jeopardize our ability to obtain licensure from the FDA or other regulatory authorities to sell NVX-CoV2373. We can make no assurance that the OWS Agreement, the DoD Agreement and the CEPI Funding Agreement will be sufficient to fund our vaccine candidate development or our supply agreements will be sufficient to fund our commercial launch.

Similarly, the Grant Agreement with BMGF reimburses a portion of specified expenses associated with the development of ResVax. The Grant Agreement with BMGF does not assure success of ResVax or that the vaccine candidate will be licensed by the FDA. Additional development activities likely will be needed and BMGF may not reimburse us for any portion of these activities.

Risks Related to Product Development and Commercialization

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

Our vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Our development efforts and, if those are successful, commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

•our recombinant nanoparticle vaccine technologies, any or all of the products based on such technologies or our proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory approvals or achieve commercial viability;
•we or our third-party manufacturer facilities will be unable or unwilling to scale-up manufacturing capabilities for our products in a cost-effective manner;
•the products, if safe and effective, will be difficult to manufacture on a large-scale or uneconomical to market;
•our in-house or third-party manufacturing facilities will fail to continue to pass regulatory inspections;
•proprietary rights of third-parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and
•third-party competitors will gain greater market share due to superior products or marketing capabilities.

Although we have made rapid progress, the regulatory and commercial success of our COVID-19 vaccine candidate, NVX-CoV2373, remains uncertain. We may be unable to obtain regulatory approval or produce a successful vaccine in a timely manner, if at all.

In response to the outbreak of COVID-19, we are pursuing the development and manufacture of our vaccine candidate, NVX-CoV2373, which is currently in Phase 3 of clinical testing. Even though we have reported positive data from Phase 1, 2 and 3 clinical trials, our development of NVX-CoV2373 is ongoing and such results may not be predictive of future clinical trial results or whether future clinical trial results will be sufficient to support regulatory authorization or approval, accelerated or otherwise. We may be unable to produce a vaccine that successfully prevents COVID-19 in a timely manner, if at all.

Additionally, even if NVX-CoV2373 receives regulatory approval, our ability to successfully commercialize it depends on our ability to effectively scale up manufacturing capabilities at our own locations and those of our manufacturing partners and contractors. In May 2020, we acquired Novavax CZ (formerly Praha Vaccines, a.s.) including its vaccine manufacturing facility in Bohumil, Czech Republic and approximately 150 of its employees. We are also actively entering into agreements with third parties to manufacture the antigen component of NVAX-CoV2373 and our proprietary Matrix-M adjuvant, as well as to distribute NVX-CoV2373. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture NVX-CoV2373 on a potentially commercial scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in production. Manufacturing of NVX-CoV2373 involves a complicated process that will require significant investments of time and financial resources to implement. We cannot guarantee that we will be able to timely and effectively produce NVX- CoV2373 in adequate quantities to meet global demand.

The Company has not previously had a commercial launch of any vaccine product, and doing so in a pandemic environment with an urgent, critical global need creates additional challenges. In addition to scaling up our manufacturing capabilities, we will need to develop global distribution channels and form partnerships with third parties worldwide, as well as hire, train and integrate additional management, administrative and sales and marketing personnel. Rapid and significant growth may strain our administrative and operational infrastructure, imposing significant additional responsibilities on our organization, and our efforts to establish these capabilities may not meet initial expectations as to timing, scale-up, yield, cost or quality. If we are unable to successfully manage our growth and the increased complexity of our operations, our business, financial position, results of operations and prospects may be materially and adversely affected.

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

Because we depend on third-parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products.

We are highly dependent on third-party organizations to conduct some of our laboratory testing and clinical trials and a significant amount of our vaccine manufacturing activities and distribution. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. We may lose some control over these activities or become too dependent upon these parties. These third-parties may not complete testing, manufacturing or distribution activities on schedule, or in satisfaction of regulatory or commercial requirements. Certain of our facilities are also contracted for defined time frames and through association with OWS and CEPI, and may not be available for sufficient periods of time to adequately supply our products.

We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of clinical trial participants are adequately protected. The FDA and foreign regulatory agencies also require us to comply with good manufacturing practices. Our reliance on third-parties does not relieve us of these responsibilities and requirements. These third-parties may not successfully carry out their contractual duties or regulatory obligations. Furthermore, if our third-party manufacturer is producing materials or products for themselves or other companies, our third-party manufacturer may be exposed to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of the third-party manufacturer’s facility, which could impact its ability to produce our materials and products. Any of our third-party service providers may need to be replaced, the quality or accuracy of the data they obtain may be compromised, or the product they manufacture may be contaminated due to the failure to adhere to our clinical and manufacturing protocols, regulatory requirements or for other reasons. In any such event, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval of, or successfully commercially manufacture, our vaccine candidates.

The results from the Prepare trial, including that ResVax failed to meet the primary endpoint of the trial, will likely create challenges, some of which may be significant, around further development of that vaccine.

While the Prepare results suggest that ResVax is safe and is likely efficacious in more serious manifestations of RSV disease, the trial failed to achieve its primary clinical endpoint. Not achieving the primary clinical endpoint has been viewed negatively by our investors. Although the failure to achieve the primary endpoint in the trial is not evidence that the vaccine is ineffective, it means that regulatory agencies like the FDA and EMA are likely to require additional clinical trial data prior to licensure. This development may be viewed negatively by our potential collaborators and partners, which may make the ongoing development of ResVax, and any other RSV F Vaccine candidates, more challenging.

We may have product liability exposure.

The administration of drugs or vaccines to humans, whether in clinical trials or after marketing approval, can result in product liability claims. We maintain product liability insurance coverage for our current clinical programs, including our NVX-CoV2373 trials. If and when we obtain marketing approval for any vaccine candidate, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain or maintain insurance coverage on commercially reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Furthermore, such insurance coverage and our resources may not be sufficient to satisfy all liabilities that result from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time- consuming and expensive, may damage our reputation in the marketplace and would likely divert management’s attention.

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

Regardless of merit or eventual outcome, liability claims may result in:

◦decreased demand for our products;
◦withdrawal of regulatory approvals;
◦voluntary or mandatory recalls of our products;
◦necessity for additional nonclinical or clinical studies, changes in labeling, or changes to manufacturing processes, specifications and/or facilities;
◦impairment of our business reputation and negative media attention;
◦withdrawal of clinical trial participants;
◦costs of related litigation;
◦substantial monetary awards to participants or other claimants;
◦loss of revenue; and
◦inability to commercialize our vaccine candidates.
In the United States, the PREP Act, provides immunity for manufacturers from all claims under state or federal law for "loss" arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for "willful misconduct" against the manufacturer under some circumstances. "Covered countermeasures" include security countermeasures and "qualified pandemic or epidemic products", including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of DHHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. On March 17, 2020, the Secretary of DHHS issued a declaration under the PREP Act and has issued subsequent amendments thereto since then to provide liability immunity for activities related to certain countermeasures against the ongoing COVID-19 pandemic. While we believe our products would be covered under the provisions of the PREP Act, this cannot be assured. Also, there can be no assurance that the Secretary of the HHS will make other declarations in the future that cover any of our other product candidates or that the U.S. Congress will not act in the future to reduce coverage under the PREP Act or to repeal it altogether. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

If we are unable to manufacture our vaccines in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays or an adverse impact on product development, clinical trials, regulatory approval and commercial distribution.

Completion of our clinical trials and commercialization of our vaccine candidates require access to, or development of, facilities to manufacture our vaccine candidates at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our vaccine candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. While we have recently increased our projected global manufacturing capacity for NVX-CoV2373, our efforts to establish manufacturing capabilities may not meet expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality. The antigen component of NVX-CoV2373 is currently being manufactured at Novavax CZ, as well as numerous partnered manufacturing sites, including FUJIFILM in the United States, SIIPL in India and Takeda in Japan, among others.

Manufacturing our vaccine candidates involves a complicated process with which we have limited experience. We are highly dependent on third-party organizations to conduct a significant amount of our vaccine manufacturing activities. If we and our third-party manufacturing organizations are unable to manufacture our vaccine candidates in clinical quantities or, when necessary, in commercial quantities and at sufficient yields, then we will need to identify and reach supply arrangements with additional third-parties. Third-party manufacturers must also receive FDA or equivalent foreign regulatory body approval before they can produce clinical material or commercial products. Our vaccines may be in competition with other products for access to these third-party facilities and may be subject to delays in manufacture if third-parties give other products higher priority. We may not be able to enter into any necessary additional third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays.

Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our bulk vaccines on a commercial-scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our vaccine. We and our third-party manufacturers may also encounter difficulties in production. These problems may include:

•difficulties with production costs, scale up and yields;
•availability of raw materials and supplies;
•quality control and assurance;
•shortages of qualified personnel;
•compliance with strictly enforced and evolving federal, state and foreign regulations that vary in each country where products might be sold including nationalization or other territory restrictions placed on our owned and third-party manufacturing sites; and
•lack of capital funding.
As a result, any delay or interruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We must identify vaccines for development with our technologies and establish successful third-party relationships.

The near and long-term viability of our vaccine candidates will depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, our products’ ability to address these areas, or other reasons beyond our expectations or control. Past success in establishing strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies in the past is no guarantee of future success. If we fail to establish a sufficient number of collaborations or government relationships on acceptable terms, we may not be able to commercialize our vaccine candidates or generate sufficient revenue to fund further research and development efforts.

There is no guarantee that the collaborations we have established or will establish will result in the successful development or commercialization of any vaccine candidates for several reasons, including the fact that:

•we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development and commercialization of vaccine candidates, in a timely manner or at all;
•such partners may not devote sufficient resources to our vaccine candidates or properly maintain or defend our intellectual property rights;

•our partners could independently develop, or develop with third parties, products that compete directly or indirectly with our vaccine candidates if such partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our vaccine candidates and affect our ability to realize product revenue; and
•disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.
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

Whether Novavax makes a profit from the sale of its vaccine products is dependent on a number of variables, including the costs we incur manufacturing, testing and releasing, packaging and shipping such vaccine product. Additionally, the CEPI Funding Agreement necessitates that we allocate a certain number of doses of NVX-CoV2373 to certain middle and lower income countries and the Grant Agreement with BMGF necessitates that we commit to a specific amount of sales in certain specified middle and lower income countries, which may impact our ability to make profits. We cannot predict when, if at all, our approved vaccine products will be profitable to the Company.

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

Our ability to collect revenue from the commercial sale of our vaccines may depend on our ability, and that of any current or potential future collaboration partners or customers, to obtain adequate levels of approval, coverage and reimbursement for such products from third-party payers such as:

•government health administration authorities such as the Advisory Committee for Immunization Practices of the Centers for Disease Control and Prevention;
•private health insurers;
•managed care organizations;
•pharmacy benefit management companies; and
•other healthcare related organizations.
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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell vaccines and could adversely affect the prices that we receive for our vaccine candidates, if approved. Some of these proposed and implemented reforms could result in reduced pharmaceutical pricing or reimbursement rates for medical products, and while we have no current vaccines available for commercial sale, the impact of such reform could nevertheless adversely affect our business strategy, operations and financial results. For example, the Healthcare Reform Act contained several cost containment measures that could adversely affect our future revenue, including, for example, increased drug rebates under Medicaid for brand name prescription drugs, extension of Medicaid rebates to Medicaid managed care organizations, and extension of so-called 340B discounted pricing on pharmaceuticals sold to certain healthcare providers. Additional provisions of the healthcare reform laws that may negatively affect our future revenue and prospects for profitability include the assessment of an annual fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. The Healthcare Reform Act also established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded on drugs (including vaccines) to eligible beneficiaries during their coverage gap period (the so-called “donut hole”), as condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. In addition, we face uncertainties because there are ongoing federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Healthcare Reform Act. For example, in 2017, the former U.S. President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. The Tax Cut and Jobs Act (“TCJA”) was also enacted at the end of 2017 and includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”).

On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, and oral arguments were heard on November 10, 2020. It is unclear when a decision will be made or how the U.S. Supreme Court will rule.

Other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and, due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Additionally, the pharmaceutical industry has also been the subject of significant publicity in recent years regarding the pricing of pharmaceutical products, including publicity and pressure resulting from prices charged by pharmaceutical companies for new products as well as price increases by pharmaceutical companies on older products that some people have deemed excessive. As a result, pharmaceutical product prices have been the focus of increased scrutiny by the U.S. government, including certain state attorneys general, members of congress, presidential candidates and the United States Department of Justice. If reforms in the health care industry make reimbursement for our potential products less likely, the market for our potential products will be reduced, and we could lose potential sources of revenue. The existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our vaccine candidates. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

We have limited marketing capabilities, and if we are unable to enter into collaborations with marketing partners or develop our own sales and marketing capability, we may not be successful in commercializing any approved products.

Although we have initiated preliminary activities in anticipation of commercialization of our vaccine candidates, we currently have limited dedicated sales, marketing or distribution capabilities. As a result, we depend on collaborations with third-parties that have established distribution systems and sales forces, including our collaboration with SIIPL, among others. To the extent that we enter into co-promotion or other licensing arrangements, our revenue will depend upon the efforts of third-parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. Developing a marketing and sales force is expensive and time-consuming and could delay a product launch. We may not be able to attract and retain qualified sales personnel or otherwise develop this capability.

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

•our ability to provide acceptable evidence of safety and efficacy;
•the prevalence and severity of adverse side effects;
•whether our vaccines are differentiated from other vaccines;
•availability, relative cost and relative efficacy of alternative and competing treatments;
•the effectiveness of our marketing and distribution strategy;
•publicity concerning our products or competing products and treatments; and
•our ability to obtain sufficient third party insurance coverage or reimbursement.
If our vaccine candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to secure sufficient supplies of a key component of our adjuvant technology.

Because an important component of our adjuvant technology is extracted from a species of soap-bark tree (Quillaja saponaria) grown in Chile, we need long term access to quillaja extract with a consistent and sufficiently high quality. We need a secure supply of raw material, as well as back-up suppliers, or our adjuvant products may be delayed and we may not be able to meet our obligations under our various collaboration and supply agreements.

Current or future regional relationships may hinder our ability to engage in larger transactions.

We have entered into regional collaborations to develop, manufacture and distribute our vaccine candidates in certain parts of the world, and we anticipate entering into additional regional collaborations. Our relationships with SIIPL, Cadila and BMGF are examples of these regional relationships. These relationships often involve the licensing of our technology to our partner or entering into a distribution agreement, frequently on an exclusive basis. Generally, exclusive agreements are restricted to certain territories. Because we have entered into exclusive license and distribution agreements, larger companies may not be interested, or able, to enter into collaborations with us on a worldwide-scale. Also, these regional relationships may make us an unattractive target for an acquisition.

Our product candidates are sensitive to shipping and storage conditions, which could subject our vaccine candidates to risk of loss or damage.

Our vaccine candidates are sensitive to storage and handling conditions. Loss in vaccine candidates could occur if the product or product intermediates are not stored or handled properly. It is possible that our vaccine candidates could be lost due to expiration prior to use. If we do not effectively maintain our supply logistics, then we may experience an unusual number of returned or out of date products. Failure to effectively maintain our supply logistics, by us or third parties, could lead to additional manufacturing costs and delays in our ability to supply required quantities for clinical trials or otherwise.

Our vaccine candidates could become subject to a product recall which could harm our reputation, business, and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of certain vaccine candidates. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us or our strategic collaborators could occur as a result of manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our vaccine candidates would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall announcement could harm our reputation with customers and negatively affect our sales, if any.

Risks Related to Our Industry and Competition

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

The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial and technical resources, experience and expertise in:

•research and development;
•preclinical testing;
•designing and implementing clinical trials;
•regulatory processes and approvals;
•production and manufacturing; and
•sales and marketing of approved products.
Principal competitive factors in our industry include:

•the quality and breadth of an organization’s technology;
•management of the organization and the execution of the organization’s strategy;
•the skill and experience of an organization’s employees and its ability to recruit and retain skilled and experienced employees;
•an organization’s intellectual property portfolio;
•the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and
•the availability of substantial capital resources to fund discovery, development and commercialization activities.
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

There is significant competition in the development of a vaccine against COVID-19, influenza, and RSV and we may never see returns on the significant resources we are devoting to our vaccine candidates.

We may be unable to produce a successful COVID-19 vaccine, and establish a competitive market share for our vaccine before a competitor, or before the COVID-19 outbreak is contained or significantly diminished. A large number of vaccine manufacturers, academic institutions and other organizations have developed COVID-19 vaccines or are developing COVID-19 vaccine candidates. In particular, Moderna, Pfizer/BioNTech, and Johnson & Johnson have received emergency use authorizations for their COVID-19 vaccines in the U.S., among other countries, and many other companies, including AstraZeneca, Sinovac Biotech, Sinopharm, and Inovio are in various stages of developing COVID-19 vaccine candidates. Despite funding provided to us to date, many of our competitors pursuing vaccine candidates have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 vaccines before we can complete development and seek approval for our vaccine candidate, or if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient or are less expensive than any vaccine candidate that we may develop. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19, or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency, there may be a diversion of potential governmental and other funding away from us and toward such other parties.

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

Many seasonal influenza vaccines are currently approved and marketed. Competition in the sale of these seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious, particularly in older adults, and/or be less expensive and quicker to manufacture. Many of our competitors are working on new products and new generations of current products, intended to be more efficacious than those currently marketed. Our nanoparticle seasonal influenza vaccine candidate may not prove to be more efficacious than current products or products under development by our competitors. Further, our in-house or third-party manufacturing arrangements may not provide enough savings of time or money to provide the required differentiation for commercial success.

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

Risks Related to Regulatory and Compliance Matters

We have not completed the development of vaccine products and we may not succeed in obtaining the FDA licensure necessary to sell such vaccine products.

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation by the U.S. FDA and regulatory authorities in other countries, including the European Medicines Agency EMA, the State Institute for Drug Control (SUKL) with respect to our manufacturing facility in the Czech Republic and the Swedish Medical Products Agency (Läkemedelsverket, LV) with respect to our adjuvant product being developed in Sweden, as well as other country authorities into which active pharmaceutical ingredients and excipients are imported and/or manufactured by us or our sub-contracted manufacturers. In the U.S. and most foreign countries, we must complete rigorous preclinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. None of our vaccine candidates has yet gained regulatory approval in the U.S. or elsewhere. We also have vaccine candidates in clinical trials and preclinical laboratory or animal studies. The steps generally required by the FDA before our proposed investigational products may be marketed in the U.S. include:
•performance of preclinical (animal and laboratory) tests;
•submission to the FDA of an IND, which must become effective before clinical trials may commence;

•performance of adequate and well controlled clinical trials to establish the safety and efficacy of the investigational product in the intended target population;
•performance of a consistent and reproducible manufacturing process at commercial scale capable of passing FDA inspection;
•submission to the FDA of a BLA or a NDA; and
•FDA approval of the BLA or NDA before any commercial sale or shipment of the product.
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

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, loss of any potential marketing advantage of being early to market and increased clinical trial costs. The speed with which we begin and complete our preclinical studies necessary to begin clinical trials, clinical trials and our applications for marketing approval will depend on several factors, including the following:

•our ability to manufacture or obtain sufficient quantities of materials for use in necessary preclinical studies and clinical trials;
•regulatory agency review and approval of proposed clinical trial protocols;
•approval of clinical trials protocols and informed consent forms by institutional review boards responsible for overseeing the ethical conduct of the trial;
•the rate of participant enrollment and retention, which is a function of many factors, including the size of the participant population, the proximity of participants to clinical sites, the eligibility criteria for the clinical trial and the nature of the protocol;
•unfavorable test results or side effects experienced by clinical trial participants;
•analysis of data obtained from preclinical and clinical activities, which are susceptible to varying interpretations and which interpretations could delay, limit, result in the suspension or termination of, or prevent further conduct of clinical studies or regulatory approval;
•the availability of skilled and experienced staff to conduct and monitor clinical trials and to prepare the appropriate regulatory applications; and
•changes in the policies of regulatory authorities for drug or vaccine approval during the period of product development.
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

We intend to have our vaccine candidates marketed outside the U.S. In furtherance of this objective, we have entered into supply agreements with various foreign governments and international distribution agreements with commercial entities. In order to market our products in the European Union, United Kingdom, India, Asia and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by a regulatory agency, such as the FDA, does not ensure approval by regulatory agencies in other foreign countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

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

The speed at which multiple stakeholders are moving to create, test and approve a vaccine for COVID-19 is highly unusual and may increase the risks associated with traditional vaccine development, which typically takes between eight and ten years. Given this accelerated timeline, we and regulators, such as the FDA, the EMA, and the MHRA, may make decisions more rapidly than is typical. Evolving or changing plans or priorities at the FDA or other regulatory bodies, including based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory pathway for NVX-CoV2373. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s or other regulators’ analysis of clinical data may differ from our interpretation, or regulators’ requirements and expectations for vaccine authorization or approval may change over time, with the result that the FDA or other regulators may require that we conduct additional clinical trials or non-clinical studies. There can be no guarantee that the evolving regulatory pathway will not impede the development, commercialization and/or licensure of NVX-CoV2373.

In addition, because the path to licensure of any vaccine against COVID-19 is unclear, we may have a widely used vaccine in circulation in the U.S. or another country as an investigational vaccine or a product authorized for temporary or emergency use prior to our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for Novavax and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

Participants or prospective participants in our clinical trials of NVX-CoV2373 could receive one of multiple COVID-19 vaccines that have been granted emergency use authorizations or approvals in the United States or other countries, which could impact or delay our clinical development program for NVX-CoV2373.

Multiple COVID-19 vaccines have received temporary or emergency use authorization in the U.S. or in other countries. Moderna, Pfizer/BioNTech, and Johnson & Johnson have received emergency use authorizations for their COVID-19 vaccines in the U.S., among other countries, and AstraZeneca, Sinovac Biotech, Sinopharm, and others have been authorized in some manner in at least one country. Participants in our clinical trials could choose to receive a COVID-19 vaccine authorized or approved in the United States or other countries. Some participants in current studies of NVX-CoV2373 could choose to receive an authorized or approved COVID-19 vaccine or drop out of our studies altogether, particularly if they believe they may be in the placebo arm in one of our trials. The availability of authorized COVID-19 vaccines could affect our clinical trial results and impede our ability to collect sufficient data from previously enrolled participants, which could require additional enrollment or trials, either of which would be costly and time-consuming and could delay or permanently halt our development of NVX-CoV2373.

We are conducting, and plan to conduct in the future, a number of clinical trials for NVX-CoV2373 at sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We are currently conducting several clinical trials of NVX-COV2373 at sites outside the U.S., including a Phase 3 trial in the U.K., a Phase 2b trial in South Africa, and a Phase 1/2 trial partially in Australia. We also plan in the future to conduct (or collaborate to conduct) a Phase 2/3 trial in India, Phase 2 trial in Czech Republic, and Phase 1/2 trial in Japan. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the U.S., it could result in delay pending completion of our trials conducted in the U.S. or result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of NVX-CoV2373.

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

Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions, including the U.S. Government under the Defense Production Act of 1950, as amended, which could directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to NVX-CoV2373 and the economic value of a COVID-19 vaccine to us could be limited. In addition, during a global health crisis, such as the COVID-19 pandemic, where the spread of a disease needs to be controlled, closed or heavily regulated national borders will create challenges and potential delays in our development production and distribution activities and may necessitate that we pursue strategies to develop, produce and distribute our vaccine candidates within self-contained national or international borders or with additional safety measures or checks in place, at potentially much greater expense and with longer timeframes for public distribution.
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise perform their normal functions on which the operation of our business may rely, which could negatively impact our ability to develop or commercialize new products or services, access capital markets, or otherwise operate our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop or slow the pace of critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Fast Track Designation by the FDA or other regulatory acceleration options may not actually lead to a faster development or regulatory review or approval process and does not assure approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA Fast Track Designation or similar fast track processes with other regulatory agencies, such as conditional marketing authorizations from the EMA. However, Fast Track Designation does not ensure that the drug sponsor will receive marketing approval or that approval will be granted within any particular timeframe. The FDA granted Fast Track Designation for NVX-CoV2373 in November 2020 and for NanoFlu, our recombinant quadrivalent seasonal influenza vaccine candidate, in January 2020. We may also seek Fast Track Designation for more of our other vaccine candidates. If we do seek Fast Track Designation for our other vaccine candidates, we may not receive it, and even if we receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

Obtaining a Fast Track Designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted such designation for NVX-CoV2373 and NanoFlu, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that NVX-CoV2373 or NanoFlu will receive marketing approval in the U.S.

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

Our facilities in Maryland are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, microorganisms and various hazardous compounds used in connection with our research and development activities. In the U.S., these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Similar national and local regulations govern our facilities in Sweden and the Czech Republic. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third-parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

For our product candidates, we will be subject to additional healthcare laws and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

Within the U.S. (and within foreign countries), if we obtain approval for any of our product candidates and begin commercializing them, our operations may be directly, or indirectly through our arrangements with third-party payors and customers, subject to additional healthcare regulation and enforcement by the federal and state governments (or the regulatory bodies or governments of foreign countries), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable U.S. federal and state healthcare laws and regulations (which may be comparable to foreign laws existing in foreign countries) that may affect our ability to operate include:
•the Federal Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for unapproved uses;
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving or providing remuneration, directly or indirectly, to induce the referral for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•federal false claims laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
•manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims; the FCA also permits a private individual acting as whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•the federal Physician Payment Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the DHHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•the federal law known as HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state gift ban and transparency laws, many of which state laws differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts; and
•state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to, on a corporate or individual basis, penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and even imprisonment, any of which could materially adversely affect our ability to operate our business and our financial results. In addition, the cost of implementing sufficient systems, controls, and processes to ensure compliance with all of the aforementioned laws could be significant. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of the company’s business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights those actions, our business may be impaired.

Risks Related to our Intellectual Property

Our success depends on our ability to maintain the proprietary nature of our technology.

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 450 U.S. patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office (“USPTO”) or enforced by the federal courts. Therefore, we do not know whether any particular patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third-party. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non- exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also impact our collaborators, which would also impact the success of the collaboration and therefore us.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries.

We may become involved in litigation to protect or enforce our patents or the patents of our collaborators or licensors, which could be expensive and time-consuming.

Competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file suit to counter infringement for unauthorized use. This can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at the risk of not issuing.

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

If we do not obtain patent term extension and/or patent term adjustment in the United States under the Hatch- Waxman Act and similar extensions in foreign countries, our ability to exclude competitors may be harmed.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

Our business may be adversely affected if we do not successfully execute our business development initiatives.

We anticipate growing through both internal development projects, as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited, and we may fail to identify candidates that we and our stockholders consider suitable or complete transactions on terms that prove advantageous. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, like our business combinations with Novavax CZ (formerly Praha Vaccines) and Novavax AB, strategic transactions involve many risks, including, among others, those related to diversion of management’s attention from other business concerns, unanticipated expenses and liabilities, and increased complexity of our operations, which could prevent us from effectively exploiting acquired facilities, successfully integrating the acquired business and personnel, or fully realizing expected synergies.

To effectively manage our current and future potential growth, we will need to continue to enhance our operational, financial and management processes and to effectively expand, train and manage our employee base. Supporting our growth initiatives will require significant expenditures and management resources, including investments in research and development, manufacturing in-house and through third-party manufacturers and other areas of our business. If we do not successfully manage our growth and do not successfully execute our growth initiatives, then our business and financial results may be adversely impacted, and we may incur asset impairment or restructuring charges.

Security breaches and other disruptions could compromise our information and expose us to liability, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical participants, suppliers and business partners and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Hacker attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached due to employee error or malfeasance. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Furthermore, if our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business. In addition, privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which can increase the costs incurred by us in complying with such laws. The European Union’s GDPR, which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time, and we could incur substantial penalties or litigation related to violations of existing or future data privacy laws and regulations.

Additionally, the CCPA, which became effective January 1, 2020, substantially expands privacy obligations of many businesses. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities, such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a newly passed ballot initiative, the California Privacy Rights Act (“CPRA”), which will become operational in 2023, expands on the CCPA, creating new consumer rights and protections, including the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information, including geolocation data to third parties. We will need to evaluate and potentially update our privacy program to ensure compliance with the CPRA and may incur additional costs and expenses in our effort to comply

Collaborations and contracts of our wholly owned subsidiaries Novavax AB and Novavax CZ, with regional partners, such as SIIPL and Cadila, as well as with international providers, expose us to additional risks associated with doing business outside the U.S.

Swedish-based Novavax AB and Czech Republic-based Novavax CZ are wholly owned subsidiaries of Novavax, Inc. We also have established a manufacturing and distribution agreement with SIIPL, formed a joint venture with Cadila in India, and have entered into other agreements and arrangements with foreign governments and companies in other countries. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in various parts of the world. Risks of conducting business outside the U.S. include negative consequences of:

•the costs associated with seeking to comply with multiple regulatory requirements that govern our ability to develop, manufacture and sell products in local markets;
•failure to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•new or changes in interpretations of existing trade protections measures, including tariffs, embargoes and import and export licensing requirements;
•difficulties in and costs of staffing, managing and operating our international operations;
•changes in environmental, health and safety laws;
•fluctuations in foreign currency exchange rates;
•new or changes in interpretations of existing tax laws;
•political instability and actual or anticipated military or potential conflicts;
•economic instability, inflation, recession and interest rate fluctuations;
•minimal or diminished protection of intellectual property in many jurisdictions; and

•possible nationalization and expropriation.
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

In 2016, we issued $325 million aggregate principal amount of Notes. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We do not expect our business to be able to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures and may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, which is non-callable and matures in 2023, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

Risks Related to Ownership of Our Common Stock

Because our stock price has been and will likely continue to be highly volatile, the market price of our common stock may be lower or more volatile than expected.

Our stock price has been highly volatile. From January 1, 2020 through December 31, 2020, the closing sale price of our common stock has been as low as $6.31 per share and as high as $178.51 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than expected.

Furthermore, given the global focus on the COVID-19 pandemic and our investment in developing a COVID-19 vaccine, information in the public arena on this topic, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price. Information related to our development, manufacturing, regulatory and commercialization efforts with respect to NVX-CoV2373, or information regarding such efforts by competitors with respect to their COVID-19 vaccines and vaccine candidates, may meaningfully impact our stock price. As a result of this volatility, you may not be able to sell your common stock at or above your initial purchase price. The market price of our common stock may be influenced by many other factors, including:

•future announcements about us or our collaborators or competitors, including the results of testing, technological innovations or new commercial products;
•clinical trial results;
•depletion of our cash reserves;
•sale of equity securities or issuance of additional debt;
•announcement by us of significant strategic partnerships, collaborations, joint ventures, capital commitments or acquisitions;
•changes in government regulations;
•impact of competitor successes and in particular development success of vaccine candidates that compete with our own vaccine candidates;
•developments in our relationships with our collaboration partners;
•announcements relating to health care reform and reimbursement levels for new vaccines and other matters affecting our business and results, regardless of accuracy;
•sales of substantial amounts of our stock by us or existing stockholders (including stock by insiders or 5% stockholders);
•development, spread or new announcements related to pandemic diseases;
•litigation;
•public concern as to the safety of our products;
•significant set-backs or concerns with the industry or the market as a whole;
•regulatory inquiries, reviews and potential action, including from the FDA or the SEC;
•recommendations by securities analysts or changes in earnings estimates; and
•the other factors described in this Risk Factors section.
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, and results of operations, and prospects.

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

General Risk Factors

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

Our operations, and those of our clinical research organizations, contract manufacturing organizations, vendors of materials needed in manufacturing, collaboration partners, distributors and other third parties upon whom we depend, could be subject to fires, extreme weather conditions, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, war, political unrest, sabotage or terrorism and other natural or man-made disasters, as well as public health emergencies, such as the COVID-19 pandemic. The occurrence of any of these business disruptions could prevent us from using all or a significant portion of our facilities and it may be difficult or impossible for us to continue certain activities for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event and we may incur substantial expenses and delays as a result. Our ability to manufacture our product candidates and obtain necessary clinical supplies for our product candidates could be disrupted if the operations of our contract manufacturing organizations or suppliers are affected by a natural or man-made disaster, or a public health emergency.

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

The United Kingdom’s withdrawal from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in the UK and/or Europe and impose additional challenges in securing regulatory approval of our product candidates in the UK and/or Europe.

The United Kingdom’s exit from the European Union as of January 31, 2020, with a transitional period up to December 31, 2020, commonly referred to as “Brexit”, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and vaccine candidates in the United Kingdom and the European Union, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. As one of the Brexit consequences, the

EMA has relocated from the United Kingdom to the Netherlands. This has led to a significant reduction of the EMA workforce, which has resulted and could further result in significant disruption and delays in its administrative procedures, such as granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. As any European Union marketing authorization for NVX-CoV2373 would be issued after January 1, 2021, if at all, it would not be grandfathered in the UK. We therefore must seek to obtain a separate marketing authorization for the UK, increasing our regulatory burden.

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

Given that COVID-19 represents an unprecedented urgent public health crisis, that we are developing NVX-CoV2373 as a COVID-19 vaccine candidate, and that we have received significant funding from the U.S. and foreign governments and other sources to support the development and potential commercialization of NVX-CoV2373, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions we have made and will be making regarding the development, testing, manufacturing, allocation and pricing of NVX-CoV2373. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price. The intense public interest, including speculation by the media, in the development of NVX-CoV2373 has caused significant volatility in our stock price, which we expect to continue as data and other information from our ongoing clinical trials become publicly available. If concerns should arise about the actual or anticipated efficacy or safety of any of our product candidates, such concerns could adversely affect the market’s perception of these candidates, which could lead to a decline in investors’ expectations and a decline in the price of our common stock.

The increasing use of social media platforms presents new risks and challenges to our business.

Social media is increasingly being used to communicate about pharmaceutical companies’ research, product candidates, and the diseases such product candidates are being developed to prevent. Social media practices in the pharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, subjects may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such events occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social media or networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur reputational or other harm to our business.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES

We lease three facilities in Gaithersburg, Maryland, Novavax AB leases a facility in Uppsala, Sweden and Novavax CZ owns a facility in Bohumil, Czech Republic. A summary of our current facilities is set forth below. Although we believe that our facilities are suitable and adequate for our present needs, the Company’s management continues to review and assess real property requirements that may be necessary to address our current business plan.

Property Location	Approximate Square Footage	Brief Property Description
700QO Gaithersburg, MD	170,000	Manufacturing, research and development facility and offices
21FF Gaithersburg, MD	53,000	Research and development facility and offices
22FF Gaithersburg, MD	40,000	Executive, administrative, clinical and regulatory offices
Uppsala, Sweden	37,300	Adjuvant manufacturing and research and development facility and offices
Bohumil, Czech Republic	138,400	Manufacturing facility and offices
Total square footage	438,700

Item 3. LEGAL PROCEEDINGS
We currently have no material pending legal proceedings.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock trades on the Nasdaq Global Select Market under the symbol “NVAX.” Our common stock was held by approximately 129 stockholders of record as of February 24, 2021, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We do not anticipate declaring or paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under our Equity Compensation Plans
Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this Annual Report on Form 10-K.
Performance Graph
The graph below compares the cumulative total stockholders return on our common stock for the last five fiscal years with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index (which includes Novavax) over the same period, assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index on December 31, 2015, and reinvestments of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE RETURN*
Among Novavax Inc., the NASDAQ Composite index
and the Russell2000 Growth Biotechnology Index

$200
$150
$100
$50
$0
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
Novavax, Inc.
NASDAQ Composite
Russell 2000 Growth Biotechnology

*$100 invested on 12/21/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Value of $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	12/31/15	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20
Novavax, Inc.	$100	$15.02	$14.78	$21.93	$2.37	$66.45
NASDAQ Composite	$100	$108.87	$141.13	$137.12	$187.44	$271.64
Russell 2000 Growth Biotechnology	$100	$79.71	$127.4	$105.07	$153.35	$238.36
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Item 6.    SELECTED FINANCIAL DATA
The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2020, which have been derived from our audited consolidated financial statements. The information below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. These historical results are not necessarily indicative of results for future periods.

	Year Ended December 31,
	2020(1)	2019(2)	2018(3)	2017(4)	2016
	(in thousands, except per share amounts)
Statements of Operations Data(5):
Revenue	$475,598	$18,662	$34,288	$31,176	$15,353
Net loss	(418,259)	(132,694)	(184,748)	(183,769)	(279,966)
Basic and diluted net loss per share	(7.27)	(5.51)	(9.99)	(12.56)	(20.68)
Weighted average shares used in computing basic and diluted net loss per share	57,554	24,100	18,488	14,633	13,540

	As of December 31,
	2020(1)	2019(2)	2018(3)	2017(4)	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents, marketable securities and restricted cash	$806,387	$82,180	$103,939	$186,427	$270,383
Total current assets	1,248,203	97,247	119,276	203,311	287,830
Working capital(6)	668,531	71,452	73,737	129,636	221,424
Total assets(7)	1,582,479	172,957	207,978	302,493	394,301
Long-term debt	322,035	320,611	319,187	317,763	316,339
Accumulated deficit	(1,874,199)	(1,431,801)	(1,299,107)	(1,114,359)	(929,996)
Total stockholders’ (deficit) equity	627,209	(186,017)	(167,935)	(101,732)	(5,546)
______________________________
(1)In 2020, we had sales of 32.4 million shares of common stock and we sold 0.4 million shares of preferred stock, which were converted to 4.4 million shares of common stock in the fourth quarter 2020, resulting in total net proceeds of approximately $1.1 billion.
(2)In 2019, we had sales of 13.0 million shares of common stock resulting in net proceeds of approximately $98 million.
(3)In 2018, we had sales of 2.9 million shares of common stock resulting in net proceeds of approximately $100 million.
(4)In 2017, we had sales of 2.5 million shares of common stock resulting in net proceeds of approximately $63 million.

(5)All share and per share amounts have been retroactively restated for all periods presented to reflect the Reverse Stock Split (see Note 12 to the accompanying consolidated financial statements).
(6)Working capital is computed as the excess of current assets over current liabilities.
(7)In 2019, the Company adopted ASU 20160-02, Leases (Topic 842), under which the Company recorded right-of-use assets associated with its leases on the consolidated balance sheet (see Note 7 to the accompanying consolidated financial statements).
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in the discussion below and elsewhere in this Annual Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries Novavax AB and Novavax CZ, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production and delivery for NVX-CoV2373; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of NVX- CoV2373 and NanoFlu™; the expected timing and content of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), the U.S. Department of Defense (“DoD”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments from the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and usage and the availability of financing generally; plans regarding partnering activities, business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” or “assume,” the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

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

We cannot guarantee future results, events, level of activity, performance or achievement. Further, any forward- looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Overview

We are a biotechnology company promoting improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. Our vaccine candidates, including both our coronavirus vaccine candidate, NVX-CoV2373, and our influenza vaccine candidate, NanoFlu, are genetically engineered, three-dimensional nanostructures of recombinant proteins. We believe that our protein-subunit-based candidates elicit differentiated immune responses that may be more efficacious than naturally occurring immunity or other, more traditional vaccine approaches. Our technology may be used to target a variety of infectious diseases. Our unique technology is paired with our proprietary immune-stimulating adjuvants, developed at Novavax AB, our wholly owned Swedish subsidiary. To date, we have formulated many of the vaccine candidates in our pipeline with our lead adjuvant,

Matrix-M™, including NVX-CoV2373 and NanoFlu. Matrix-M has been shown to enhance functional immune responses and has been well-tolerated in multiple clinical trials. Matrix-M also enables dose-sparing properties.

As the world continues to address the global COVID-19 pandemic, we remain focused today on bringing our NVX-CoV2373 vaccine candidate to market. We have begun rolling reviews with five regulatory authorities worldwide and have initiated submissions to the U.S. Food and Drug Administration (“FDA”) for our open investigational new drug application. In addition, NanoFlu continues to be a priority for our team, and we are exploring the potential for a combined NanoFlu / NVX-CoV2373 vaccine. Our dedicated NanoFlu team continues to seek approval from the FDA under an accelerated approval pathway. Although NVX-CoV2373 and NanoFlu are our near-term priorities, we remain optimistic that the additional programs in our pipeline, including our vaccine candidates for respiratory syncytial virus (“RSV”) and other emerging infectious diseases, present viable opportunities for future development.

Near-term Clinical Development Focus

Our development pipeline encompasses vaccine candidates addressing therapeutic areas including coronavirus, seasonal influenza, RSV and other emerging infectious diseases. At the forefront of our pipeline, we have evaluated our COVID-19 vaccine candidate, NVX-CoV2373, in various preclinical and clinical trials, including two Phase 3 trials, one Phase 2b trial, and one Phase 1/2 trial. Through our clinical development program, we have demonstrated the safety and efficacy of NVX-CoV2373. Additionally, in February 2021, we selected candidates for COVID-19 variant strain vaccines as standalone and bivalent candidates. We plan to initiate clinical testing of these new variant vaccine candidates in mid-2021. Outside of our COVID-19 vaccine candidate, we have advanced our NanoFlu program through a Phase 3 clinical trial, demonstrating positive top-line results and achieving statistical significance across secondary endpoints. We continue to evaluate the viability of certain combination vaccines, including combinations of our NanoFlu, NVX-CoV2373 and respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”).

A summary and status of our clinical and preclinical development program follows:

1.Supported by funding from the OWS, DoD, CEPI and BMGF
2.Ongoing PREVENT-19, a Phase 3 clinical trial in U.S. and Mexico; Ongoing Phase 3 in UK; Ongoing Phase 2b in South Africa

COVID-19 Vaccine Funding

Funding for our NVX-CoV2373 clinical development program encompasses over $2 billion from sources including CEPI, the DoD, and OWS.

A summary and status of our key COVID-19 funding developments follows:

NVX-CoV2373 Manufacturing and Supply

With respect to the global manufacturing and supply of NVX-CoV2373, we have secured manufacturing for our antigen component and Matrix-M adjuvant, as well as secured fill / finish activities for NVX-CoV2373 at several sites globally. Through our various manufacturing partnerships, we expect our projected global manufacturing production rate of NVX-CoV2373 to be over two billion doses annually when we are at full capacity, which we expect to occur in mid-2021. Of this anticipated capacity, approximately one billion doses will be manufactured by Serum Institute of India Private Limited ("SIIPL").

NVX-CoV2373 and its components are being manufactured at the following Novavax (in bold) and partnered sites:

A summary and status of key manufacturing developments follows:

NVX-CoV2373 Supply Agreements

Through the date of filing this Form 10-K, we have entered into several supply agreements with various countries globally that, if our COVID-19 product candidate is approved, are expected to result in the delivery of approximately 200 million doses of NVX-CoV2373, throughout 2021 and into the first half of 2022. In addition to these supply agreements, we have committed 110 million doses of NVX-CoV2373 to the U.S. government in relation to the funding received from OWS and the DoD.

A summary of our current supply agreements follows:

Sale of Assets
In July 2019, we closed a transaction under an asset purchase agreement (the “Purchase Agreement”) with Catalent, pursuant to which we sold to Catalent certain assets related to our biomanufacturing and development activities located at the facilities situated at each of 20 Firstfield Road in Gaithersburg, MD 20878 and 9920 Belward Campus Drive in Rockville, MD 20850 for approximately $18 million and recorded a gain on the disposition of such assets of $9.0 million. Pursuant to the transactions contemplated by the Purchase Agreement, approximately 100 Novavax manufacturing and quality employees transferred to Catalent, and we assigned two facility leases to Catalent. We also entered into other ancillary agreements upon the closing of the transaction, including a Non-Commercial GMP Manufacturing Services Agreement pursuant to which we were required to purchase $6.0 million in certain services from Catalent set forth therein, through July 31, 2020. The transaction was treated as an asset disposition for accounting purposes.
Sale of Preferred Stock
In June 2020, we entered into a redeemable Series A Convertible Preferred Stock Subscription Agreement, pursuant to which we sold and issued in a private placement 438,885 shares of our newly designated redeemable Series A Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), at a purchase price of $455.70 per share, for total gross proceeds of $200.0 million. During the fourth quarter of 2020, all outstanding shares of the Preferred Stock was converted and we issued 4,388,850 shares of common stock, par value $0.01 per share and reclassified $199.8 million from preferred stock to additional paid in capital. We recognized a beneficial conversion feature of approximately $24.1 million at the time of issuance of the Preferred Stock that was recorded in additional paid-in capital and accumulated deficit as the Preferred Stock issuance was contingently redeemable and convertible at any time at the option of the holder.
Sales of Common Stock

In January 2021, we entered into an At Market Issuance Sales Agreement ("January 2021 Sales Agreement"), which allows us to issue and sell up to $500 million in gross proceeds of our common stock. From January 22 through February 24, 2021, we sold $1.7 million shares of common stock under the January 2021 Sales Agreement resulting in $452.0 million in net proceeds, leaving $42.2 million remaining.
During 2020, we entered into various At Market Issuance Sales Agreements, which allowed us to issue and sell up to $1.0 billion in gross proceeds of our common stock. During 2020, we sold a total of 25.2 million shares of common stock under such Sales Agreements resulting in $835.6 million in net proceeds (this amount excludes $3.2 million received in the first quarter of 2021 for shares traded in late December 2020). From January 1, 2021 through January 20, 2021, we sold $0.9 million shares of common stock from our At Market Issuance Sales Agreement entered into in November 2020 (“November 2020 Sales Agreement”) resulting in $113.0 million in net proceeds, leaving $27.2 million remaining under its November 2020 Sales Agreement. We terminated the November 2020 Sales Agreement by mutual agreement upon entering into the January 2021 Sales Agreement.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.
The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for revenue, lease accounting and accounting for research and development expenses have a material impact on our consolidated financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.
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
At contract inception, we analyze our revenue arrangements to determine the appropriate accounting under U.S. GAAP. Currently, our revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or are subject to the contribution guidance in Accounting Standards Codification (ASC) Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”) which applies to business entities that receive contributions within the scope of ASC 958-605. We recognize revenue from arrangements within the scope of ASC 606 following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer. We recognize contribution revenue within the scope of ASC 958-605 when the funder-imposed conditions have been substantially met. Contributions are recorded as deferred revenue until the period in which research and development activities are performed that satisfy the funder-imposed conditions.
Under our U.S government contracts, we are entitled to receive funding, on a reimbursable-cost or reimbursable-cost-plus fixed fee basis to support certain activities related to the development, manufacture and delivery of NVX-CoV2373 to the U.S. Government. We analyzed these contracts and determined that they are within the scope of ASC 606. Our obligations under each of the contracts are not distinct in the context of the contract as they are highly interdependent or interrelated and, as such, they are accounted for as a single performance obligation. The transaction price under these arrangements is the consideration we expect to receive and consists of the funded contract amount and the unfunded variable amount to the extent that it is probable that a significant reversal of revenue will not occur. We recognize revenue for these contracts over time as we transfer control over the goods and services and satisfy our performance obligation. We measure progress toward satisfaction of our performance obligation using an Estimate-at-Completion (“EAC”) process, which is a cost-based input method that reviews and monitors the progress towards the completion of our performance obligation. Under this process, we consider the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs, and other identified risks. Estimating the total allowable cost at completion of our performance obligation under a contract is subjective and requires us to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the timing of revenue and fee recognition on our contracts. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs. Progress billings under the contracts are initially based on provisional indirect billing rates, agreed upon between us and the U.S. government. These indirect rates are subject to audit on an annual basis. The impact of changes in the indirect billing rates are recorded in the period when such changes are identified and reflect the difference between actual indirect costs incurred compared to the estimated amounts used to determine the provisional indirect billing rates agreed upon with the U.S. government. We recognize revenue on our U.S government contracts based on reimbursable allowable contract costs incurred in the period up to the transaction price. For our reimbursable-cost-plus fixed fee contracts, we recognize the fixed fee based on the proportion of reimbursable contract costs incurred to total estimated allowable contract costs expected to be incurred on completion of the underlying performance obligation as determined under the EAC process. Changes in estimates related to the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. We include the transaction price comprising both funded and unfunded portions of customer contracts, in this estimate. We have not experienced any material difference as a result of change in estimate arising from the EAC process.
Our other funding arrangements primarily include the CEPI Grant Funding and CEPI Forgivable Loan Funding (each as defined in “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements). The CEPI Forgivable Loan Funding is designated for the prepayment of certain manufacturing activities. We analyzed these other funding arrangements and determined that they are not within the scope of ASC 606 as they do not provide a direct economic benefit to the grantor. Payments received under the grant funding arrangements are considered conditional contributions under the scope of ASC 958-605 and are recorded as deferred revenue until the period in which such research and development activities are actually performed that satisfy the funder-imposed conditions. Payments received under the CEPI Forgivable Loan Funding agreements are only repayable if the proceeds of sales to one or more third parties of NVX-CoV2373 cover our costs of manufacturing such vaccine candidate, not including manufacturing costs funded by CEPI. As the financial risk remains with CEPI, we have determined that the use of the CEPI Forgivable Loan Funding is outside the scope of ASC Topic 470, Debt. The research and development risk is considered substantive, such that it is not yet probable that the development will be successful. Therefore, we have concluded that ASC Topic 730, Research and Development is considered applicable and most appropriate. Given the financial risk associated with the research and development activities lies with CEPI because repayment of any funds provided by CEPI depends solely on the results of the research and development activities having future economic benefit, we will account for our obligation under the CEPI Forgivable Loan Funding as a contract to perform research and development for others. We have determined that payments received under these agreements should be recorded as revenue under ASC 958-605 rather than a reduction to research and development expenses. This is consistent with our policy of presenting such amounts as revenue. In reaching this determination, we considered a number of factors, including whether we are principal under the arrangement, and whether the arrangement is significant to, and part of, our core operations. We will record revenue as we perform the contractual research and development services.
We have manufacturing and supply arrangements that include a license to use our intellectual property. The licensing arrangements include sales-based royalties, as well as certain development and commercial milestone payments, and the license is deemed to be the predominant item to which the milestone payments and sales-based royalties relate. The fulfillment of our obligation for the license is subject to a constraint, the achievement of the development and commercial milestone or the royalty-related sales under the arrangement. For milestone payments, the constraint is overcome and we recognize revenue, when the development and commercial milestone is achieved.

Lease Accounting
We determine at the inception or modification of a contract if an arrangement is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. In determining if a contract contains a lease, we evaluate whether the contract, either explicitly or implicitly, is for the use of an identified asset and whether we have the right to direct the use of, and obtain substantially all of the benefit from, the identified asset. Depending on the contract, the lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee and is the date on which the Company is required to accrue lease expenses, may be different than the inception date of the contract. We evaluate changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. For lease modifications, we remeasure and reallocate the remaining consideration in the contract and reassess the lease classification at the effective date of the modification. We classify leases as either operating or finance leases based on the economic substance of the agreement.

We enter into non-cancelable lease agreements for facilities and certain equipment. We also enter into manufacturing supply agreements with CMOs and CDMOs to manufacture our vaccine candidates. Certain of these manufacturing supply agreements include the use of identified manufacturing facilities and equipment that are controlled by us and for which we obtain substantially all the output, and may qualify as an embedded lease. We treat manufacturing supply agreements that contain a lease as lease arrangements in their entirety.
For leases that have a lease term of more than 12 months at the lease commencement date, we recognize lease liabilities, which represent our obligation to make lease payments arising from the lease, and corresponding right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, based on the present value of the fixed future payments over the lease term. We calculate the present value of future payments using the discount rate implicit in the lease, if available, or our incremental borrowing rate. For all leases that have a lease term of 12 months or less at the commencement date (referred to as “short-term” leases), we have elected to apply the practical expedient in ASC Topic 842, Leases (“ASC 842”) to not recognize a lease liability or ROU asset but instead, recognize lease payments as an expense on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate, as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with contractual agreements. In determining the lease period, we evaluate facts and circumstances that could affect the period over which we are reasonably certain to use the underlying asset while taking into consideration the non-cancelable period over which we have the right to use the underlying asset and any option period to extend or terminate the lease if we are reasonably certain to exercise the option. We re-evaluate short-term leases that are modified and if they no longer meets the requirements to be treated as short-term leases, we recognize and measure the lease liability and ROU asset as if the date of the modification is the lease commencement date (see Note 7 to the accompanying consolidated financial statements).
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
We use significant assumptions and judgment in evaluating our lease contracts and other agreements under ASC 842, including the determination of whether an agreement is or contains a lease, whether a change in the terms and conditions of a lease contract represent a new or modified lease, whether a lease represents an operating or finance lease, the discount rate used to determine the present value of lease obligations and the term of embedded leases in our manufacturing supply agreements.
Accounting for Research and Development Expenses
We estimate our prepaid and accrued expenses related to our research and development activities using a process that involves reviewing contracts and purchase orders, communicating with our project managers and service providers to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or for which we have been invoiced in advance of the service. This estimation process includes a review of:
•expenses incurred under agreements with contract research organizations (“CROs”) that conduct our clinical trials and third party consultants; and
•the cost of developing and manufacturing vaccine components under third-party CMOs and CDMOs agreements, including expenses incurred for the procurement of raw materials, laboratory supplies and equipment.
We base our expenses on our estimates of the services provided and efforts expended pursuant to contracts, statements of work and related change orders with the service provider, as well as discussion with internal personnel and external service providers as to the progress of the services and the agreed-upon fee to be paid for such services. The financial terms of these agreements are based on negotiated terms, vary from contract to contract and may result in an uneven level of activity over time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Additionally, invoicing from third-party service providers may not coincide with actual work performed and can result in a prepaid or an accrual position at the end of the period. The estimation process requires us to make significant judgments and estimates in determining the services incurred as of the balance sheet date, which may result in either a prepaid or an accrual balance. As actual costs become known, we adjust our estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from the related estimates and could result in us reporting amounts that are too high or too low in a particular period. Our prepaid and accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs, CDMOs and third-party service providers. Due to the nature of the estimation process, there may be a difference between estimated costs and actual costs incurred. Historically, we have not experienced any material differences in prior periods.

Recent Accounting Pronouncements
See “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).
Results of Operations for Fiscal Years 2020 and 2019
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Annual Report. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is described under Part I, Item 1A, “Risk Factors” of this Annual Report.
For our discussion of the year ended December 31, 2019, compared to the year ended December 31, 2018, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in Annual Report on Form 10-K for the year ended December 31, 2019.
Revenue:

	2020	2019	Change
Revenue (in thousands):
Government contracts	$217,246	7,500	$209,746
Grants and other	258,352	11,162	250,852
Total revenue	$475,598	$18,662	$460,598

Revenue for 2020 was $475.6 million as compared to $18.7 million for 2019, an increase of $460.6 million. The significant increase in revenue in 2020 was a result of our development activities related to NVX-CoV2373 and was primarily comprised of revenue for services performed under the OWS Agreement and the CEPI Funding Agreement. Revenue for the year ended December 31, 2019 was primarily comprised of revenue for services performed under the BMGF Grant Agreement and recovery of costs on the close-out of our contract with HHS BARDA.

We expect revenue in 2021 to significantly increase due to our NVX-CoV2373 program, which we anticipate will continue to be funded by OWS and CEPI and/or other revenue sources. Further, we anticipate bringing our NVXCoV2373 vaccine candidate to market following global regulatory approvals which, if achieved, should significantly impact revenue (also see below under Liquidity and Capital Resources in this Management's Discussion and Analysis). In anticipation, we have entered into various APAs with government customers that are expected to result in the delivery of approximately 200 million doses of NVX-CoV2373 throughout 2021 and into the first half of 2022. We also entered into multiple supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories under which we are entitled to receive royalty revenue from the sale of NVX-CoV2373 by such partners.

	2020	2019	Change
Expenses (in thousands):
Research and development	$747,027	$113,842	$633,185
Gain on sale of assets	—	(9,016)	9,016
General and administrative	145,290	34,417	110,873
Total expenses	$892,317	$139,243	$753,074
Research and Development Expenses
During 2020, our research and development activities were primarily focused on the development of NVX-CoV2373. During 2020, direct external research and development expenses related to NVX-CoV2373 were $609.4 million and comprised of costs related to the following:
•expenses incurred under agreements with CROs that conduct our clinical trials and third party consultants related to the development of NVX-CoV2373;
•developing and manufacturing the antigen drug substance and Matrix-M components of NVX-CoV2373 under agreements that we established with third-party CMOs and CDMOs;
•expenses incurred for the procurement of raw materials, laboratory supplies and equipment; and

•other costs related to preclinical studies and regulatory consulting, as well as related program management activities to support our growing global operations.
In 2020, we also incurred significant costs related to developing our NVX-CoV2373 manufacturing and supply network, including the immediate expense recognition of $245.9 million of ROU assets associated with such manufacturing supply agreements.
Research and development expenses increased to $747.0 million for 2020 as compared to $113.8 million for 2019, an increase of $633.2 million primarily due to the development of NVX-CoV2373, as shown in the table below.
The following summarizes our research and development expenses for the years ended December 31, 2020 and 2019 (in millions):

	2020	2019
NVX-CoV2373	$609,401	$—
NanoFlu	14,802	23,851
Other vaccine development programs	2,651	27,016
Total direct external research and development expense	626,854	50,867
Employee expenses	45,882	33,389
Stock-based compensation expense	55,954	8,436
Facility expenses	7,232	9,243
Other expenses	11,105	11,907
Total research and development expenses	$747,027	$113,842
We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with vaccine development. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay clinical trials in order to focus our resources on more promising vaccine candidates. Completion of clinical trials may take several years or more, but the length of time can vary substantially depending upon the phase, size of clinical trial, primary and secondary endpoints and the intended use of the vaccine candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:
•the number of participants who participate in the clinical trials;
•the number of sites included in the clinical trials;
•if clinical trial locations are domestic, international or both;
•the time to enroll participants;
•the duration of treatment and follow-up;
•the safety and efficacy profile of the vaccine candidate; and
•the cost and timing of, and the ability to secure, regulatory approvals.
As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when, and to what extent, we will generate future cash flows from our research projects.

For 2021, we expect research and development expenses to increase significantly over 2020 expenses due to our continued development activities for our NVX-CoV2373 program (see discussion on our NVX-CoV2373 program above) and increases in employee-related costs. Following regulatory approval of NVX-CoV2373, we expect products sales will result in certain types of costs recorded as research and development in 2020 being capitalized as inventory and expensed as cost of goods sold when product is delivered in 2021 and beyond. Cost of goods sold expenses could be significant depending on our commercial shipment levels.
Gain on Sale of Assets
As a result of the sale of assets transaction in 2019, we recorded a gain of $9.0 million.

General and Administrative Expenses

General and administrative expenses increased to $145.3 million for 2020 from $34.4 million for 2019, a increase of $110.9 million. The increase in general and administrative expenses is primarily due to increased employee-related costs, primarily stock-based compensation expense, and increased professional fees to support our NVX-CoV2373 program and relating to the acquisition and integration of Novavax CZ. As of December 31, 2020, we had 116 employees dedicated to general and administrative functions versus 41 employees as of December 31, 2019.

For 2021, we expect general and administrative expenses to increase significantly over 2020 expenses due to increased activities related to supporting our NVX-CoV2373 program and increases in employee-related costs.

Other Income (Expense):

	2020	2019	Change
Other Income (Expense) (in thousands):
Investment income	$1,014	$1,512	$(498)
Interest expense	(15,145)	$(13,612)	(1,533)
Other income (expense)	12,591	$(13)	12,604
Total other income (expense), net	$(1,540)	$(12,113)	$10,573

We had total other expense, net of $1.5 million for 2020 compared to total other expense, net of $12.1 million for 2019, an increase of $10.6 million. In the year ended December 31, 2020, we recorded a $12.6 million gain on the intercompany loan with Novavax CZ due to changes in the exchange rates, and additional net interest expense of $1.5 million attributable to finance leases.
Net Loss:

	2020	2019	Change
Net Loss (in thousands, except per share information):
Net loss	$(418,259)	$(132,694)	$(285,565)
Net loss per share	$(7.27)	$(5.51)	$(1.76)
Weighted average shares outstanding	57,554	24,100	33,454

Net loss for 2020 was $418.3 million, or $7.27 per share, as compared to $132.7 million, or $5.51 per share, for 2019, an increase of $285.6 million. The increase in net loss was primarily due to increased development activities relating to NVX-CoV2373, including the immediate expense recognition of $245.9 million of ROU assets associated with our manufacturing supply agreements for NVX-CoV2373 and increased employee-related costs, primarily stock-based compensation expense, partially offset by increased revenue under the CEPI Funding Agreement and the OWS Agreement.

The increase in weighted average shares outstanding for 2020 is primarily a result of the sale of 32.4 million shares of common stock in 2020 and, to a lesser degree, the conversion of our Series A Convertible Preferred Stock to 4.4 million shares of our common stock in the fourth quarter of 2020, weighted for the period the shares were outstanding during the year.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to our projected activities related to the development of NVX-CoV2373, including significant commitments under various CRO, CMO and CDMO agreements, the progress of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and other manufacturing, sales and distribution costs. We plan to continue developing other vaccines and product candidates, such as NanoFlu and potential combination vaccines candidates, which are in various stages of development. We believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the progress of our NVX-CoV2373 clinical trials and approval for the use of NVX-CoV2373 in the U.S. and internationally, as well as the scope, initiation and progress of our preclinical studies and clinical trials related to other research and development activities.
We have entered into APAs or supply agreements with various countries globally that, if our product candidate is approved, are expected to result in the delivery of approximately 200 million doses of NVX-CoV2373 throughout 2021 and into the first half of 2022. The APAs or supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development milestones. We expect to sign additional APAs or supply agreements that are currently in active discussions and negotiations.
We have also entered into supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories under which we are entitled to receive royalty revenue primarily from the sale of NVX-CoV2373 by our partners.
We funded our operations in 2020 with proceeds from the sale of common stock and preferred stock in equity offerings together with revenue under our CEPI Funding Agreement and the OWS Agreement that support our NVX-CoV2373 vaccine development activities. We anticipate our future operations to be funded by our cash, cash equivalents and marketable securities, revenue under our OWS, CEPI, DoD agreements, upfront payments under our APAs, and following any potential global regulatory approvals, revenue from product sales, royalty arrangements with our strategic partners and/or other potential funding sources.
As of December 31, 2020, we had $806.4 million in cash and cash equivalents, marketable securities and restricted cash as compared to $82.2 million as of December 31, 2019. These amounts consisted of $553.4 million in cash and cash equivalents, $157.6 million in marketable securities and $95.3 million in restricted cash as of December 31, 2020 as compared to $78.8 million in cash and cash equivalents and $3.4 million in restricted cash as of December 31, 2019.
The following table summarizes cash flows for 2020 and 2019:

	2020	2019	Change
Summary of Cash Flows (in thousands):
Net cash (used in) provided by:
Operating activities	$(42,541)	$(136,623)	$94,082
Investing activities	(377,778)	38,492	(416,270)
Financing activities	984,762	98,384	886,378
Effect on exchange rate on cash, cash equivalents and restricted cash	2,115	(32)	2,147
Net increase in cash, cash equivalents and restricted cash	566,558	221	566,337
Cash, cash equivalents and restricted cash at beginning of year	82,180	81,959	221
Cash, cash equivalents and restricted cash at end of year	$648,738	$82,180	$566,558
Net cash used in operating activities decreased to $42.5 million for 2020, as compared to $136.6 million for 2019. The decrease is primarily due to payments received under the CEPI Funding Agreement and OWS Agreement, and the timing of payments to third-parties.
During 2020, our investing activities primarily consisted of capital expenditures, purchases and maturities of marketable securities and our acquisition of Novavax CZ. During 2019, our investing activities primarily consisted of purchases and maturities of marketable securities and proceeds from the sale of assets. Capital expenditures for the year ended December 31, 2020 and 2019 were $54.6 million and $1.9 million, respectively, and the increase was primarily due to the build out of our facilities and related capital expenditures to support NVX-CoV2373. For 2021, we expect an increase in our capital expenditures due to further development activities for our NVX-CoV2373 program, including the additional build out of research and development and manufacturing facilities and related equipment, and the build-out of our new corporate office facility to accommodate anticipated increases in headcount.
Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements and, to a much lesser extent, stock option exercises and purchases under our employee stock purchase plan. In 2020, we received net proceeds of $874.1 million (this amount excludes $3.2 million received in the first quarter of 2021 for shares traded in late December 2020) from the sale of shares of common stock through our At Market Issuance Sales Agreements and $200.0 million through the issuance of preferred stock in a private placement. In 2019, we received net proceeds of $97.5 million from selling shares of common stock through our At Market Issuance Sales Agreements.
Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

Contractual Obligations:	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$19,135	$5,392	$6,902	$4,762	$2,079
Finance leases obligation	153,800	112,625	41,175	—	—
Convertible notes (a)	325,000	—	325,000	—	—
Contractual obligations recognized as of December 31, 2020	497,935	118,017	373,077	4,762	2,079
Purchase commitments (b)	420,166	383,754	36,412	—	—
Facilities lease agreement (c)	103,141	—	12,151	12,263	78,727
Total contractual obligations	$1,021,242	$501,771	$421,640	$17,025	$80,806
(a)    See Note 11 to the consolidated financial statements included in this Annual Report regarding our Notes, which will mature on February 1, 2023, and bear cash interest of 3.75%, payable February 1 and August 1 of each year.
(b)    This amount represents our non-cancelable fixed payment obligations under certain CMO and CDMO agreements that we are not contractually able to terminate for convenience. Certain agreements provide for termination rights subject to termination fees. Under such agreements, we are contractually obligated to make payments to vendors, mainly to reimburse them for their estimated unrecoverable expenses incurred. As of December 31, 2020, these agreements are active ongoing arrangements and the Company expects to receive value from these arrangements in the future. The exact amount of such obligations is dependent on the timing of termination, and the exact terms of the relevant agreement, and cannot be reasonably estimated.
(c)    This relates to the lease of 700 Quince Orchard that did not commence as of December 31, 2020 (see Note 7 to the consolidated financial statements).
In addition to the above obligations, we enter into a variety of agreements and financial commitments in the normal course of business. The terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet agreements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain risks that may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates and interest rate movements.

Foreign Currency Exchange Risk

Although we are headquartered in the U.S. where we conduct the vast majority of our business activities, our results of operations are subject to foreign currency exchange rate fluctuations, including our foreign subsidiaries’ operations. We have two foreign consolidated subsidiaries, Novavax AB, which is located in Sweden, and Novavax CZ, which is located in the Czech Republic.

While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ equity (deficit) of approximately $4.7 million as of December 31, 2020. A 10% decline in the exchange rate between the U.S. dollar and Czech Koruna would result in a decline of stockholders’ equity (deficit) of approximately $9.9 million as of December 31, 2020.

Interest Rate Risk

Our exposure to interest rate risk is primarily confined to our investment portfolio. As of December 31, 2020, our investments were classified as available-for-sale. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio. Changes in interest rates may affect the investment income we earn on our marketable securities when they mature and the proceeds are reinvested into new marketable securities and, therefore, could impact our cash flows and results of operations.
Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth on pages F-1 to F-31.
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
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management has determined that, as of December 31, 2020, our internal controls over financial reporting are effective based on those criteria.
On May 27, 2020, we completed our acquisition of Novavax CZ. We are in the process of evaluating the existing controls and procedures of Novavax CZ and integrating it into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the Novavax CZ acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The business that we acquired in the Novavax CZ acquisition represented 15% of the Company’s total assets as of December 31, 2020, none of the Company’s revenue and less than 3% of the Company’s net loss for the year ended December 31, 2020.
Ernst & Young LLP has issued a report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15.(a)(1).
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2020 and has concluded that there was no change that occurred during the quarterly period ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of Novavax CZ that are included in our December 31, 2020 consolidated financial statements. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Novavax CZ.
Item 9B.    OTHER INFORMATION
None.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders scheduled to be held in June 2021 (the “2021 Proxy Statement”). We expect to file the 2021 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2020.
Item 11.    EXECUTIVE COMPENSATION
We incorporate herein by reference the information required by this item concerning executive compensation to be contained in the 2021 Proxy Statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the information required by this item concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2021 Proxy Statement.
The following table provides our equity compensation plan information as of December 31, 2020. Under these plans, our common stock may be issued upon the exercise of stock options and purchases under our Employee Stock Purchase Plan (“ESPP”). See also the information regarding our stock options and ESPP in Note 13 to the consolidated financial statements included herewith.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	6,679,629	39.96	2,729,512
Equity compensation plans not approved by security holders	N/A	N/A	N/A
(1)Includes our 2015 Stock Incentive Plan, 2005 Stock Incentive Plan and ESPP. The weighted-average exercise price in column (b) excludes restricted stock units, which are not subject to an exercise price.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the information required by this item concerning certain related party transactions set forth in Note 16 to our consolidated financial statements included herewith. We incorporate herein by reference other information required by this item concerning certain other relationships and related transactions and director independence to be contained in the 2021 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
We incorporate herein by reference the information required by this item concerning principal accountant fees and services to be contained in the 2021 Proxy Statement.
PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of the Annual Report:
(1)Index to Financial Statements
(2)Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.
(3)Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans or arrangements.
Confidential treatment has been granted for portions of exhibits marked with a double asterisk (**).
Confidential information contained in exhibits marked with a caret (^) has been omitted because it (i) is not material and/or (ii) would be competitively harmful if publicly disclosed.

All other exhibits listed have previously been filed with the SEC and are incorporated herein by reference.

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.3
Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

4.1
Specimen stock certificate for shares of common stock of the Registrant, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, filed on December 31, 2019 (File No. 333-235761))

4.2
Indenture (including form of Notes) with respect to Novavax, Inc.’s 3.75% Convertible Senior Notes due 2023, dated as of January 29, 2016, between Novavax, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

4.3
Form of Series A Convertible Preferred Stock Certificate of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

4.4*	Description of Registrant’s Securities

10.1††
Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.2††
Amendment to Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement filed on April 30, 2014 in connection with the Annual Meeting held on June 12, 2014 (File No. 000-26770))

10.3††
Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.4††
Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.5††
Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2020, filed on May 11, 2020 (File No. 000-26770))

10.6††
Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 13, 2020 in connection with the Annual Meeting held on June 25, 2020 (File No. 000-26770))

10.7††
Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.8††
Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.9††
Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.10††
Form of Incentive Stock Option Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Performance- and Time-Based Vesting) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2016 (File No. 000-26770))

10.11††
Form of Restricted Stock Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.12††
Form of Restricted Stock Unit Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 18, 2019 (File No. 000-26770))

10.13††
Form of Stock Appreciation Right Award Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 7, 2019  (File No. 000-26770))

10.14††
Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.15††
Employment Agreement between Novavax, Inc. and Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

10.16††
Employment Agreement between Novavax, Inc. and Gregory M. Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2010 (File No. 000-26770))

10.17††*	Employment Agreement between Novavax, Inc. and Gregory F. Covino dated October 30, 2020

10.18††*	Offer letter to Gregory F. Covino dated October 30, 2020

10.19††
Employment Agreement between Novavax, Inc. and John A. Herrmann dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.20††
Employment Agreement between Novavax, Inc. and John J. Trizzino dated March 3, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.21††
Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.22††
Form of Indemnification Agreement entered into between the Registrant and its directors and officers  (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 (File No. 000-26770))

10.23
Lease Agreement for space at 22 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.24
Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of February 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.25
First Amendment to Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.26
Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and Novavax, Inc., dated as of March 31, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.27*	Deed of Lease for space at 700 Quince Orchard Road between ARE-MARYLAND NO. 51, LLC and Novavax, Inc., dated October 22, 2020

10.28**
Second Amended and Restated Joint Venture Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.29**
Second Amended and Restated Novavax Product License Agreement between Novavax, Inc. and CPL Biologicals Private Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.30^
Supply and License Agreement between Novavax, Inc. and Serum Institute of India Private Limited, dated as of July 30, 2020 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.31^
Amendment to Supply and License Agreement between Novavax, Inc. and Serum Institute of India Private Limited, dated as of September 11, 2020 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.32**
Grant Agreement between Bill & Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.33**
Global Access Commitments Agreement between Bill & Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.34^
Asset Purchase Agreement between Novavax, Inc. and Paragon Bioservices, Inc., dated June 26, 2019 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 7, 2019 (File No. 000-26770))

10.35*^
SARS-CoV-2 Vaccine Supply Agreement, effective as of October 22, 2020, between Novavax, Inc. and The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland

10.36*^	Advance Purchase Agreement, effective as of December 31, 2020, between Novavax, Inc. and the Commonwealth of Australia as represented by the Department of Health

10.37*^	Advance Purchase Agreement, effective as of January 19, 2021, between Novavax, Inc. and Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services

10.38^
Base Agreement between Novavax, Inc. and Advanced Technology International, dated June 25, 2020 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.39^
Undefinitized Project Agreement No. 1 between Novavax, Inc. and Advanced Technology International, dated July 6, 2020 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.40^
Modification No. 01 to Undefinitized Project Agreement No. 1 between Novavax, Inc. and Advanced Technology International. dated July 9, 2020 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.41*^	Modification No. 02 to Undefinitized Project Agreement No. 01, entered into September 10, 2020, between the Company and Advanced Technology International

10.42*^	Modification No. 03 to Undefinitized Project Agreement No. 01, entered into September 18, 2020, between the Company and Advanced Technology International

10.43*^	Modification No. 04 to Undefinitized Project Agreement No. 01, entered into December 23, 2020, between the Company and Advanced Technology International

10.44*^	Modification No. 05 to Undefinitized Project Agreement No. 01, dated January 12, 2021, between the Company and Advanced Technology International

10.45*^	Modification No. 06 to Undefinitized Project Agreement No. 01, entered into January 19, 2021, between the Company and Advanced Technology International

10.46
Letter Contract between Novavax, Inc. and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, dated June 8, 2020 (Incorporated as reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-267770))

10.47
Amendment of Solicitation/Modification of Contract between Novavax, Inc. and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, dated September 16, 2020 (Incorporated as reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-267770))

10.48*^
Amendment of Solicitation/Modification of Contract, Modification No. 2, entered into December 1, 2020, between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense

10.49*^
Amendment of Solicitation/Modification of Contract, Modification No. 3, entered into January 5, 2021, between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense

10.50
Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.51
Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.52
Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.53
Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.54
Series A Convertible Preferred Subscription Agreement, dated June 15, 2020, between Novavax, Inc. and RA Capital Healthcare Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

10.55
Restated Funding Agreement, entered into on May 11, 2020, between Novavax, Inc. and the Coalition for Epidemic Preparedness Innovations (Incorporated as reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-267770))

10.56*^
Amendment Number 1 to the iPDP and Budget of the Outbreak Response Funding Agreement (Step 2), entered into on November 2, 2020, between Novavax, Inc. and the Coalition for Epidemic Preparedness Innovations

10.57
Share Purchase Agreement between Novavax, Inc. (solely as guarantor), Novavax AB, De Bilt Holdings B.V., Poonawalla Science Park B.V., Bilthoven Biologicals B.V. and Serum Institute International B.V. (solely as guarantor), dated May 27, 2020 (Incorporated as reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-267770))

14
Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

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

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Operations for the three years in the period ended December 31, 2020, (iii) the Consolidated Statements of Comprehensive Loss for the three years in the period ended December 31, 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three years in the period ended December 31, 2020, (v) the Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2020, and (vi) the Notes to Consolidated Financial Statements.

Item 16.    FORM 10-K SUMMARY
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Stanley C. Erck
Stanley C. Erck
President and Chief Executive Officer
Date: March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stanley C. Erck	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Stanley C. Erck

/s/ Gregory F. Covino	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
Gregory F. Covino

/s/ James F. Young	Chairman of the Board of Directors	March 1, 2021
James F. Young

/s/ Gregg H. Alton	Director	March 1, 2021
Gregg H. Alton

/s/ Richard H. Douglas	Director	March 1, 2021
Richard H. Douglas

/s/ Gary C. Evans	Director	March 1, 2021
Gary C. Evans

/s/ Rachel K. King	Director	March 1, 2021
Rachel K. King

/s/ Margaret G. McGlynn	Director	March 1, 2021
Margaret G. McGlynn

/s/ Michael A. McManus	Director	March 1, 2021
Michael A. McManus

/s/ Rajiv I. Modi	Director	March 1, 2021
Rajiv I. Modi

/s/ David M. Mott	Director	March 1, 2021
David M. Mott

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Novavax, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Novavax, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosures to which they relate.

Revenue recognition related to the cost-based input method for U.S. government contracts
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recorded $217.2 million of revenue from U.S. government contracts to advance the clinical development and manufacturing of NVX-CoV2373 on a reimbursable-cost or reimbursable-cost-plus fixed fee basis. The Company measures progress toward satisfaction of its performance obligations using a cost-based input method that requires an estimate of total allowable cost at completion. Estimating the total allowable costs at completion is highly subjective. Changes in the estimated total allowable cost at completion could materially impact the timing of revenue recognition. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs.

Auditing revenue recognition based on the cost-based input method involved subjective auditor judgment. The estimates of costs at completion are based on management’s assessment of the costs necessary to fulfill its performance obligations under the contracts. Auditing allowable contract costs was complex due to the specialized knowledge needed to evaluate the costs included in the calculation of indirect rates and the contract terms.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over recognition of revenue under the cost-based input method. For example, we tested controls over the appropriateness of significant assumptions regarding the estimation of allowable costs to be incurred for the performance obligations and controls over the appropriateness of the indirect rate calculation.

To test the recognition of revenue under the cost-based input method, our audit procedures included among others, reviewing management’s estimate of total allowable costs at completion for consistency with contract terms, obtaining an understanding of the stage of completion through review of project deliverables, evidencing of stage of completion including discussion with clinical research and manufacturing teams, and comparing actual results to prior management estimates. To test the recognition of revenue related to indirect rates, our audit procedures included among others, testing the allowability of the underlying costs used in the Company’s calculation of indirect rates. We utilized specialists to evaluate the treatment of significant indirect cost types.

Identification of embedded leases related to manufacturing supply agreements
Description of the Matter
As described in Note 7 to the consolidated financial statements, the Company entered into multiple manufacturing supply agreements with contract manufacturing organizations and contract development and manufacturing organizations. The Company determined that certain of these arrangements contain embedded leases as it has the exclusive use of, and control over, a portion of the manufacturing facility or equipment of the contract manufacturing organization during the contractual term of the arrangements. As a result of identifying embedded leases in certain of these arrangements, the Company immediately expensed $245.9 million, which represented the right of use assets related to these arrangements that currently do not have alternative future use.

Auditing embedded leases within manufacturing supply agreements was complex due to the judgment required to evaluate whether each arrangement included a lease and the related lease term. This significant auditor judgment involves the assessment of whether the Company has the right to obtain substantially all of the economic benefits from the use of identified assets and an assessment of the lease term, including whether the Company is reasonably certain not to exercise its termination provisions within the arrangements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the identification of embedded leases in supply agreements. For example, we tested controls over management’s review of the supply agreements that evaluated whether management was entitled to substantially all of the economic benefits, as well as management’s assessment of the various termination provisions.

To test the Company’s identification of embedded leases, our audit procedures included among others, reviewing the terms of manufacturing supply agreements with contract manufacturing organizations and contract development and manufacturing organizations, obtaining an understanding of the facilities and equipment subject to the arrangements through discussions with representatives of the counterparties, and evaluating the identification of embedded leases and determination of the lease term.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Tysons, Virginia
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Novavax, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Novavax, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Novavax, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting included in item 9A, management's assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Novavax CZ (formerly Praha Vaccines a.s.), which is included in the 2020 consolidated financial statements of the Company and constituted 15% of total assets, as of December 31, 2020, and 0% and 3% of revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Novavax CZ.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
March 1, 2021

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$553,398	$78,823
Marketable securities	157,649	—
Restricted cash	93,880	2,947
Accounts receivable	262,012	7,500
Prepaid expenses and other current assets	181,264	7,977
Total current assets	1,248,203	97,247
Restricted cash	1,460	410
Property and equipment, net	179,954	11,445
Intangible assets, net	5,725	5,581
Goodwill	135,379	51,154
Other non-current assets	11,758	7,120
Total assets	$1,582,479	$172,957
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	54,332	$2,910
Accrued expenses	137,390	14,867
Accrued interest	5,078	5,078
Deferred revenue	273,228	1,678
Current portion of finance lease liabilities	105,862	—
Other current liabilities	3,782	1,262
Total current liabilities	579,672	25,795
Convertible notes payable	322,035	320,611
Non-current finance lease liabilities	40,083	—
Other non-current liabilities	13,480	12,568
Total liabilities	955,270	358,974

Commitments and contingencies

Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value, 600,000,000 shares authorized at December 31, 2020 and 2019; and 71,350,365 shares issued and 70,953,739 shares outstanding at December 31, 2020 and 32,399,352 shares issued and 32,352,416 shares outstanding at December 31, 2019	714	324
Additional paid-in capital	2,535,476	1,260,551
Accumulated deficit	(1,874,199)	(1,431,801)
Treasury stock, 396,626 shares, cost basis at December 31, 2020 and 46,936 shares, cost basis at December 31, 2019	(41,806)	(2,583)
Accumulated other comprehensive income (loss)	7,024	(12,508)
Total stockholders’ equity (deficit)	627,209	(186,017)
Total liabilities and stockholders’ equity (deficit)	$1,582,479	$172,957
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share information)
Revenue:
Government contracts	$217,246	$7,500	$—
Grants and other	258,352	11,162	34,288
Total revenue	475,598	18,662	34,288

Expenses:
Research and development	747,027	113,842	173,797
Gain on sale of assets	—	(9,016)	—
General and administrative	145,290	34,417	34,409
Total expenses	892,317	139,243	208,206
Loss from operations	(416,719)	(120,581)	(173,918)
Other income (expense):
Investment income	1,014	1,512	2,674
Interest expense	(15,145)	(13,612)	(13,612)
Other income (expense)	12,591	(13)	108
Net loss	$(418,259)	$(132,694)	$(184,748)

Basic and diluted net loss per share	$(7.27)	$(5.51)	$(9.99)

Basic and diluted weighted average number of common shares outstanding	57,554	24,100	18,488
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(418,259)	$(132,694)	$(184,748)
Other comprehensive income (loss):
Net unrealized gains on marketable securities available-for-sale	9	5	12
Foreign currency translation adjustment	19,523	(1,322)	(2,586)
Other comprehensive income (loss)	19,532	(1,317)	(2,574)
Comprehensive loss	$(398,727)	$(134,011)	$(187,322)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Year Ended December 31, 2020, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(in thousands, except share information)
Balance at December 31, 2017	16,184,241	$162	$1,023,532	$(1,114,359)	$(2,450)	$(8,617)	$(101,732)
Non-cash stock-based compensation	—	—	18,314	—	—	—	18,314
Stock issued under incentive programs	120,561	1	2,744	—	—	—	2,745
Restricted stock cancelled	(938)	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $4,265	2,941,438	29	100,031	—	—	—	100,060
Unrealized gain on marketable securities	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	(2,586)	(2,586)
Net loss	—	—	—	(184,748)	—	—	(184,748)
Balance at December 31, 2018	19,245,302	192	1,144,621	(1,299,107)	(2,450)	(11,191)	(167,935)
Non-cash stock-based compensation	—	—	17,048	—	—	—	17,048
Stock issued under incentive programs	173,873	2	1,122	—	(132)	—	992
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of $1,655	12,980,177	130	97,760	—	—	—	97,890
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(1,322)	(1,322)
Net loss	—	—	—	(132,694)	—	—	(132,694)
Balance at December 31, 2019	32,399,352	324	1,260,551	(1,431,801)	(2,583)	(12,508)	(186,017)
Preferred stock beneficial conversion feature	—	—	24,139	(24,139)	—	—	—
Conversion of preferred stock	4,388,850	44	199,778	—	—	—	199,822
Non-cash stock-based compensation	—	—	128,035	—	—	—	128,035
Stock issued under incentive programs	2,168,725	22	44,447	—	(39,223)	—	5,246
Issuance of common stock, net of issuance costs of $11,416	32,393,438	324	878,526	—	—	—	878,850
Unrealized gain on marketable securities	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	19,523	19,523
Net loss	—	—	—	(418,259)	—	—	(418,259)
Balance at December 31, 2020	71,350,365	$714	$2,535,476	$(1,874,199)	$(41,806)	$7,024	$627,209
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating Activities:
Net loss	$(418,259)	$(132,694)	$(184,748)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4,885	5,676	8,159
Gain on sale of assets	—	(9,016)	—
Non-cash impact of lease termination	—	—	(4,381)
Amortization of debt issuance costs	1,424	1,424	1,424
Right-of-use assets expensed	245,861	—	—
Non-cash stock-based compensation	128,035	17,048	18,314
Other	(16,504)	4,957	(2,451)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(422,689)	(4,202)	1,212
Accounts payable and accrued expenses	163,161	(11,485)	(6,744)
Deferred revenue	271,545	(8,331)	(15,610)
Net cash used in operating activities	(42,541)	(136,623)	(184,825)
Investing Activities:
Capital expenditures	(54,622)	(1,857)	(1,372)
Acquisition of Novavax CZ, net of cash acquired	(165,516)	—	—
Proceeds from sale of assets	—	18,333	—
Purchases of marketable securities	(363,202)	(17,484)	(120,150)
Proceeds from maturities of marketable securities	205,562	39,500	150,118
Net cash (used in) provided by investing activities	(377,778)	38,492	28,596
Financing Activities:
Net proceeds from sale of preferred stock	199,822	—	—
Net proceeds from sales of common stock	875,623	97,392	100,060
Proceeds from the exercise of stock-based awards	44,469	992	2,745
Treasury stock related to tax withholding on stock-based awards	(39,087)	—	—
Finance lease payments	(96,065)	—	—
Net cash provided by financing activities	984,762	98,384	102,805
Effect of exchange rate on cash, cash equivalents and restricted cash	2,115	(32)	(48)
Net increase (decrease) in cash, cash equivalents and restricted cash	566,558	221	(53,472)
Cash, cash equivalents and restricted cash at beginning of year	82,180	81,959	135,431
Cash, cash equivalents and restricted cash at end of year	$648,738	$82,180	$81,959
Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at year-end	$3,227	$497	$—
Capital expenditures included in accounts payable and accrued expenses	$9,255	$49	$519
Right-of-use assets from new lease agreements	$247,599	$—	$—
Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$13,705	$12,188	$12,188
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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
Note 2 – Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at December 31 (in thousands):

	2020	2019
Cash	$122,312	$15,863
Money market funds	96,116	42,960
Government-backed securities	44,250	20,000
Treasury securities	44,052	—
Corporate debt securities	246,668	—
Cash and cash equivalents	$553,398	$78,823
Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature.
Marketable Securities
Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that have historically included commercial paper, government-backed securities, treasury securities, corporate notes and agency securities. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity.
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
The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the consolidated balance sheets, and unrealized gains and losses on marketable securities are reported as a separate component of stockholders’ equity (deficit) until realized. Marketable securities are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities, including whether the Company will be required to sell a security prior to recovery of its amortized cost basis, the investment issuer’s financial condition and business outlook to predict whether the loss in value is other-than-temporary. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and the impairment is recorded as other income (expense) in the consolidated statements of operations.
Concentration of Credit Risk
Financial instruments expose the Company to concentration of credit risk and consist primarily of cash and cash equivalents and marketable securities. The Company’s investment policy limits investments to certain types of instruments, including asset-backed securities, high-grade corporate debt securities and money market funds, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. At times, the Company maintains cash balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents.
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
ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) funding agreements (see Note 8), payments received under the Bill & Melinda Gates Foundation (“BMGF”) grant agreements (see Note 8), escrow funds paid in connection with the acquisition of Novavax CZ (see Note 6), escrow funds received in connection with a sale of assets transaction in 2019, and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the CEPI and BMGF funds as it incurs expenses for services performed under these agreements.

As of December 31, 2020, the restricted cash balances (both current and non-current) consisted of $1.5 million for payments received from BMGF, $92.4 million of payments under the CEPI funding agreements, and $1.5 million of security deposits. As of December 31, 2019, the restricted cash balances (both current and non-current) consisted of $1.4 million for payments received from BMGF, $1.5 million held in escrow received in connection with the sale of assets transaction and $0.4 million of security deposits.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows at December 31 (in thousands):

	2020	2019
Cash and cash equivalents	$553,398	$78,823
Restricted cash current	93,880	2,947
Restricted cash non-current	1,460	410
Cash, cash equivalents and restricted cash	$648,738	$82,180
Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to twenty-five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the improvements or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.
Lease Accounting

The Company determines at the inception or modification of a contract if an arrangement is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. In determining if a contract contains a lease, the Company evaluates whether the contract, either explicitly or implicitly, is for the use of an identified asset and the Company has the right to direct the use of, and obtain substantially all of the benefit from, the identified asset. Depending on the contract, the lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee and is the date on which the Company is required to accrue lease expenses, may be different than the inception date of the contract. The Company evaluates changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. For lease modifications, the Company remeasures and reallocates the remaining consideration in the contract and reassesses the lease classification at the effective date of the modification. Leases are classified as either operating or finance leases based on the economic substance of the agreement.

The Company enters into non-cancelable lease agreements for facilities and certain equipment. Further, the Company enters into manufacturing supply agreements with contract manufacturing organizations and contract development and manufacturing organizations to manufacture its vaccine candidates. Certain of these manufacturing supply agreements include the use of identified manufacturing facilities and equipment that are controlled by the Company and, if the Company receives substantially all of the output of the underlying assets, qualify as an embedded lease. manufacturing supply agreements that contain a lease are treated as lease arrangements in their entirety.

For leases that have a lease term of more than 12 months at the lease commencement date, the Company recognizes lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, and corresponding right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, based on the present value of the fixed future payments over the lease term. The Company calculates the present value of future payments using the discount rate implicit in the lease, if available, or the Company’s incremental borrowing rate. For all leases that have a lease term of 12 months or less at the commencement date (referred to as “short-term” leases), the Company has elected to apply the practical expedient in ASC Topic 842, Leases (“ASC 842”), to not recognize a lease liability or ROU asset but instead, recognize lease payments as an expense on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate, as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with contractual agreements. In determining the lease period, the Company evaluates facts and circumstances that could affect the period over which it is reasonably certain to use the underlying asset while taking into consideration the non-cancelable period over which it has the right to use the underlying asset and any option period to extend or terminate the lease if it is reasonably certain to exercise the option. The Company re-evaluates short-term leases that are modified and if they no longer meet the requirements to be treated as short-term leases, recognizes and measures the lease liability and ROU asset as if the date of the modification is the lease commencement date.

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

The Company uses significant assumptions and judgment in evaluating its lease contracts and other agreements under ASC 842, including the determination of whether an agreement is or contains a lease, whether a change in the terms and conditions of a lease contract represent a new or modified lease, whether a lease represents an operating or finance lease, the discount rate used to determine the present value of lease obligations and the term of a lease embedded in its manufacturing supply agreements.
Revenue

The Company performs research and development under government funding, grant, license and clinical development agreements. The revenue primarily consists of funding under U.S. government contracts and other arrangements to advance the clinical development and manufacturing of NVX-CoV2373. The Company’s U.S. government contracts are with the U.S. Department of Defense (the “DoD”) and its participation in formerly known as Operation Warp Speed (“OWS”) (see Note 8). Other funding arrangements primarily include a grant and forgivable loan funding from CEPI (see Note 8).

At contract inception, the Company analyzes the revenue arrangement to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or are subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”), which applies to business entities that receive contributions within the scope of ASC 958-605. The Company recognizes revenue from arrangements within the scope of ASC 606 following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) it satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to its customer. The Company recognizes contribution revenue within the scope of ASC 958-605 when the funder-imposed conditions have been substantially met. Contributions are recorded as deferred revenue until the period in which research and development activities are performed that satisfy the funder-imposed conditions.

Under the U.S. government contracts, the Company is entitled to receive funding of up to $1.8 billion, on a reimbursable-cost or reimbursable-cost-plus-fixed-fee basis, to support certain activities related to the development, manufacture and delivery of NVX-CoV2373 to the U.S. government. The Company analyzed these contracts and determined that they are within the scope of ASC 606. The obligations under each of the contracts are not distinct in the context of the contract as they are highly interdependent or interrelated and, as such, they are accounted for as a single performance obligation. The transaction price under these arrangements is the consideration the Company is expecting to receive and consists of the funded contract amount and the unfunded variable amount to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes revenue for these contracts over time as the Company transfers control over the goods and services and satisfies the performance obligation. The Company measures progress toward satisfaction of the performance obligation using an Estimate-at-Completion (“EAC”) process, which is a cost-based input method that reviews and monitors the progress towards the completion of the Company’s performance obligation. Under this process, management considers the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs and other identified risks. Estimating the total allowable cost at completion of the performance obligation under a contract is subjective and requires the Company to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the timing of revenue and fee recognition on the Company’s contracts. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs. Progress billings under the contracts are initially based on provisional indirect billing rates, agreed upon between the Company and the U.S. government. These indirect rates are subject to audit on an annual basis. The Company records the impact of changes in the indirect billing rates in the period when such changes are identified. These changes reflect the difference between actual indirect costs incurred compared to the estimated amounts used to determine the provisional indirect billing rates agreed upon with the U.S. government. The Company recognizes revenue on the U.S government contracts based on reimbursable allowable contract costs incurred in the period up to the transaction price. For reimbursable-cost-plus-fixed-fee contracts, the Company recognizes the fixed-fee based on the proportion of reimbursable contract costs incurred to total estimated allowable contract costs expected to be incurred on completion of the underlying performance obligation as determined under the EAC process. The Company recognizes changes in estimates related to the EAC process in the period when such changes are made on a cumulative catch-up basis. The Company includes the transaction price comprising both funded and unfunded portions of customer contracts, in this estimate.

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

The Company has manufacturing and supply arrangements that include a license to use the Company's intellectual property. The licensing arrangements include sales-based royalties, as well as certain development and commercial milestone payments, and the license is deemed to be the predominant item to which the milestone payments and sales-based royalties relate. The fulfillment of the Company's obligation for the license is subject to a constraint, the achievement of the development and commercial milestone or the royalty-related sales under the arrangement. For milestone payments, the constraint is overcome and the Company recognizes revenue, when the development and commercial milestone is achieved. For the year ended December 31, 2020, the Company recognized $20.0 million related to a development and commercial milestone payment. The Company did not recognized any revenue in 2020 related to sales-based royalties.
The opening and closing balances of receivables and contracts liabilities were $262.0 million and $7.5 million, and $273.2 million and $1.7 million, respectively, from the Company's revenue contracts with customers. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied (or partially unsatisfied) was $1.8 billion at the end of reporting period, of which $1.5 billion relates to OWS.

Other Intangible Assets
The Company’s intangible assets include proprietary adjuvant technology and collaboration agreements, which were measured at the estimated fair values as of their acquisition dates. Amortization expense for intangible assets is recorded on a straight-line basis over the expected useful lives of the assets, ranging for 7 years to 20 years.
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

During 2020, the Company changed its annual goodwill impairment testing date from December 31 to October 1. Management has determined that the change in the testing date does not represent a material change to a method of applying an accounting principle as it does not have a material effect on the Company’s consolidated financial statements in light of the Company’s internal controls and requirements under ASC Topic 350, Intangibles—Goodwill and Other, to assess goodwill impairment upon certain triggering events.
At October 1, 2020 and December 31, 2019, the Company used the market approach to determine if the Company had an impairment of its goodwill. The fair value of the Company’s single reporting unit was substantially higher than its carrying value, resulting in no impairment to goodwill as of October 1, 2020 and December 31, 2019.
Stock-Based Compensation
The Company accounts for stock-based compensation related to grants of stock options, stock appreciation rights, restricted stock awards and purchases under the Company’s Employee Stock Purchase Plan, as amended and restated (the “ESPP”) at fair value. The Company recognizes compensation expense related to such awards on a straight-line basis over the requisite service period (generally the vesting period) of the equity awards, which typically occurs ratably over periods ranging from one year to four years.
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
Research and Development Expenses
Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations (“CROs”), contract management organizations ("CMOs") and contract management and development organizations ("CDMOs") and other expenses associated with the Company’s process development, manufacturing, clinical, regulatory and quality assurance activities for its clinical development programs. In addition, related indirect costs such as fringe benefits and overhead expenses are also included in research and development expenses.
The Company estimates its research and development expense related to services performed under its contracts with external service providers based on an estimate of the level of service performed in the period. Research and development activities are expensed as incurred.
Accrued Research and Development Expenses
The Company accrues research and development expenses, including clinical trial-related expenses, as the services are performed, which may include estimates of those expenses incurred, but not invoiced. The Company uses information provided by third-party service providers and CROs, CMO's and CDMO's invoices and internal estimates to determine the progress of work performed on the Company’s behalf. Assumptions based on clinical trial protocols, contracts and participant enrollment data are also developed to determine and analyze these estimates and accruals.
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
Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2020 and 2019, the Company had no accruals for interest or penalties related to income tax matters.
Net Loss per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding. At December 31, 2020, 2019 and 2018, the Company had outstanding stock options and unvested restricted stock awards totaling 6,679,629, 4,992,792 and 2,975,481 underlying shares of the Company’s common stock, respectively. At December 31, 2020 and 2019, the Company’s Notes (as defined in Note 11) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These and any other shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.
Foreign Currency
The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona) and the functional currency of Novavax CZ, which is located in the Czech Republic, is the local currency (Czech Koruna). The translation of assets and liabilities of Novavax AB and Novavax CZ to U.S. dollars are made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income (loss) was $7.0 million and $(12.5) million at December 31, 2020 and 2019, respectively.
Segment Information
The Company manages its business as one operating segment: the development of recombinant vaccines. The Company does not operate separate lines of business with respect to its vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC Topic 280, Segment Reporting.
Recent Accounting Pronouncements
Recently Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017‑04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017‑04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative goodwill impairment test by comparing the fair value of its reporting unit to its carrying amount, but if the Company is required to recognize a goodwill impairment charge, under the new standard, the amount of the charge will be calculated by subtracting the reporting unit's fair value from its carrying amount. Under the current standard, if the Company is required to recognize a goodwill impairment charge, Step 2 requires it to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit's implied fair value of goodwill from the goodwill carrying amount. The standard was effective January 1, 2020 for the Company and will be applied prospectively from the date of adoption. The adoption of ASU 2017-04 did not have a material impact on the Company’s historical financial statements.

Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022 for the Company and may be applied using a full or modified retrospective approach. Early adoption is permitted, but no earlier than January 1, 2021 for the Company. Management has evaluated the impact of adopting ASU 2020-06 and has determined such adoption will not have a material impact on the overall stockholders' equity (deficit) in the Company’s consolidated financial statements.
Note 3 – Fair Value Measurements
The following table represents the estimated fair value of the Company’s financial assets and liabilities (in thousands):

	Fair Value at December 31, 2020			Fair Value at December 31, 2019
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$96,116	$—	$—	$42,960	$—	$—
Government-backed securities(2)	—	$44,250	—	—	20,000	—
Treasury securities(3)	—	$54,088	—	—	—	—
Corporate debt securities(4)	—	$373,681	—	—	—	—
Agency securities	—	$20,600	—	—	—	—
Total cash equivalents and marketable securities	$96,116	$492,619	$—	$42,960	$20,000	$—
Liabilities
Convertible notes payable	$—	$407,238	$—	$—	$125,811	$—
(1)Classified as cash and cash equivalents as of December 31, 2020 and 2019, respectively (see Note 2).
(2)Includes $44,250 and $20,000 classified as cash and cash equivalents as of December 31, 2020 and 2019, respectively, on the consolidated balance sheets.
(3)Includes $44,052 classified as cash and cash equivalents as of December 31, 2020 on the consolidated balance sheets.
(4)Includes $246,668 classified as cash and cash equivalents as of December 31, 2020 on the consolidated balance sheets.
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
During the years ended December 31, 2020 and 2019, the Company did not have any transfers between Levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 4 – Marketable Securities
Marketable securities classified as available-for-sale as of December 31, 2020 and 2019 were comprised of (in thousands):

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$10,038	$—	$(2)	$10,036	$—		$—	$—
Corporate debt securities	127,003	13	(3)	127,013	—	—	—	—
Agency securities	20,599	1	—	20,600	—	—	—	—
Total	$157,640	$14	$(5)	$157,649	$—	$—	$—	$—

As of December 31 2020, investments in marketable securities, including corporate debt securities, were due to mature within one year.
Note 5 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amounts of goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$51,154	$51,967
Goodwill resulting from the acquisition of Novavax CZ	70,662	—
Currency translation adjustments	13,563	(813)
Ending balance	$135,379	$51,154
Identifiable Intangible Assets
Purchased intangible assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$9,099	$(3,374)	$5,725	$7,985	$(2,562)	$5,423
Collaboration agreements	4,109	(4,109)	—	3,606	(3,448)	158
Total identifiable intangible assets	$13,208	$(7,483)	$5,725	$11,591	$(6,010)	$5,581
Amortization expense for the years ended December 2020, 2019 and 2018 was $0.6 million, $0.7 million and $0.7 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31, is as follows (in thousands):

Year	Amount
2021	$455
2022	455
2023	455
2024	455
2025	455

Note 6 - Acquisition of Novavax CZ

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

Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

The Company has accounted for the Acquisition as a business combination using the acquisition method of accounting, with the Company as the acquirer. The acquisition method requires the Company to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of net assets acquired is recorded as goodwill. The Company completed the appraisal process necessary to assess the fair values of the assets acquired and liabilities assumed to determine the amount of goodwill to be recognized as of the Acquisition Date. The final determination of the fair value of all assets and liabilities is presented in the table below.

The table below summarizes the final allocation of the Purchase Price based upon the fair values of assets acquired and liabilities assumed (in thousands):

Prepaid expense and other current assets	$326
Property and equipment	96,739
Goodwill	70,662
Accounts payable	(1,193)
Accrued expenses	(205)
Other non-current liabilities	(813)
Purchase Price, net of cash acquired	$165,516

The fair value of the assets acquired and liabilities assumed were determined using market and cost valuation methodologies. The fair value measurements were based on significant unobservable inputs that were developed by the Company using publicly available information, market participant assumptions, and cost and development assumptions. Because of the use of significant unobservable inputs, the fair value measurements represent a Level 3 measurement as defined in ASC 820. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The cost approach was the primary approach used to value fixed assets, including the real property. Fixed assets are depreciated on a straight-line basis over their expected remaining useful lives, ranging from four years to 25 years.

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

Impact to Financial Results for the Year Ended December 31, 2020

The results of operations from Novavax CZ have been included in the consolidated financial statements since the Acquisition Date. As a result, the consolidated financial results for the year ended December 31, 2020 does not reflect a full twelve months of Novavax CZ results. From the Acquisition Date through December 31, 2020, Novavax CZ has not recognized any revenue and has recorded a net loss from operations of $11.3 million.

The Company incurred approximately $2.7 million of costs related to the Acquisition in the year ended December 31, 2020, which are included within general and administrative expenses in the consolidated statements of operations.

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

	Year Ended December 31,
	2020	2019
	(in thousands, except per share information)
Revenue	$475,598	$18,662
Net loss	(419,896)	(142,210)
Basic and diluted net loss per share	$(7.04)	$(3.22)

Pro forma adjustments include the recognition of depreciation expense based on the Acquisition Date fair value and remaining useful lives of Novavax CZ fixed assets (net of historical depreciation expense) and the elimination of costs related to the Acquisition, which are non-recurring in nature.
Note 7 – Leases

As of December 31, 2020, the Company had operating leases for its research and development and manufacturing facilities, corporate headquarters and offices and certain equipment, as well as embedded leases related to multiple manufacturing supply agreements with CMOs and CDMOs to manufacture the Company’s COVID-19 vaccine candidate, NVX-CoV2373.

The CMO and CDMO manufacturing supply agreements were entered into during 2020 and include the use of identified manufacturing facilities, contain fixed or minimum commitments and include variable costs related to production and material costs in excess of the fixed or minimum commitment specified in the agreements. The Company evaluated the agreements at inception and determined that certain of these arrangements contain an embedded lease under ASC 842 as it has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the arrangement. The Company classified the CMO and CDMO arrangements as operating and finance leases based on the terms of the agreement. The Company recognized lease expense related to fixed payments for its short-term operating leases on a straight-line basis over the lease term and lease expense related to variable payments as incurred based on performance or usage in accordance with the contractual agreements. The Company recognized lease liabilities and ROU assets of $245.9 million for its finance leases and long-term operating leases. The Company’s weighted average Incremental Borrowing Rate for its lease obligations was 6.4%. The Company expensed the ROU assets since they relate to research and development activities for the development of NVX-CoV2373 for which the Company does not have an alternative future use. The Company used significant judgment and estimates, including the estimated value of the underlying leased asset and financial profile of comparable companies to analyze the credit spread as on the date of the lease inception.

During 2020, the Company entered into various facility lease agreements, including a lease for the premises located at 700 Quince Orchard Road, Gaithersburg, Maryland ("700QO") that is expected to commence in 2021. The lease is for approximately 170,000 square feet of space that the Company intends to use for manufacturing, research and development and offices. The term of the lease is approximately 15 years with options to extend the lease. The lease provides for an annual base rent of $5.8 million that is subject to future rent increases, and obligates the Company to pay building operating costs. The Company anticipates that it will incur substantial tenant improvement costs, net of a landlord contribution of $30.6 million, in 2021 to bring the building to the condition, necessary for its intended use. The Company is planning to occupy the premises in phases expected to start in the second half of 2021. Since the commencement date isn’t until 2021, the lease amounts were not included as an ROU asset and lease liability as of December 31, 2020.

At December 31, 2020, the facility leases, excluding the 700QO lease, have expirations that range from approximately three to six years, some of which include options to extend the leases or terminate the leases early. Options to extend the leases or terminate the leases early are only included in the lease term when it is reasonably certain that the option will be exercised. The facility leases contain provisions for future rent increases, and obligate the Company to pay building operating costs. The Company records operating lease expense for each of its operating leases on a straight-line basis from lease commencement date through the end of the lease term.

Supplemental balance sheet information related to leases as of December 31, 2020 was as follows (in thousands, except weighted-average remaining lease term and discount rate):

Lease Assets and Liabilities	Classification	Amount
Assets:
ROU assets, operating, net	Other non-current assets	$7,794

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$3,782
Current portion of finance lease liabilities	Current portion of finance lease liabilities	105,862
Total current lease liabilities		$109,644

Non-current portion of operating lease liabilities	Other non-current liabilities	$10,122
Non-current portion of finance lease liabilities	Non-current finance lease liabilities	40,083
Total non-current lease liabilities		$50,205

Weighted-average remaining lease term (years):
Operating leases		4.5
Finance leases		4.7

Weighted-average discount rate:
Operating leases		13.8%
Finance leases		6.4%
Lease expense for the operating and short-term leases for the year ended December 31 was as follows (in thousands):

2020
Operating lease expense	$2,462
Short-term lease expense	66,805
Finance lease expense:
ROU assets expensed	242,009
Interest expense	3,097
Total finance lease expense	$245,106
Supplemental cash flow information related to leases for the year ended December 31, 2020 was as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$63,634
Operating cash flows used in finance leases	3,097
Financing cash flows used in finance leases	96,065

ROU assets obtained in exchange for operating lease obligations	$5,590
ROU assets obtained in exchange for finance lease obligations	242,009
As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Year	Amount
2021	$118,017
2022	44,692
2023	3,385
2024	2,393
2025	2,369
Thereafter	2,079
Total minimum lease payments	172,935
Less: imputed interest	(13,086)
Total lease liabilities	$159,849

Note 8 – U.S. Government Contracts, Grants and Other Revenue Arrangements
U.S. Government Contracts
Operation Warp Speed

In July 2020, the Company entered into a Project Agreement (the “Project Agreement”) with Advanced Technology International, Inc. (“ATI”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with OWS. OWS is a partnership among components of the U.S. Department of Health and Human Services and the U.S. Department of Defense working to accelerate the development, manufacturing and distribution of COVID-19 vaccines, therapeutics and diagnostics. The Project Agreement, which was last amended in December 2020, relates to the Base Agreement the Company entered into with ATI in June 2020 (the “Base Agreement,” together with the Project Agreement, the “OWS Agreement”). Under the OWS Agreement, the Company is entitled to receive funding of up to $1.7 billion to support certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of the vaccine candidate to the U.S. Government. Pursuant to the OWS Agreement, the Company is authorized to make expenditures or incur obligations of up to $1.6 billion.

The OWS Agreement requires the Company to conduct certain clinical, regulatory and other activities, including a pivotal Phase 3 clinical trial to determine the safety and efficacy of NVX-CoV2373, and to manufacture and deliver to the U.S. Government 100 million doses of the vaccine candidate. Funding under the OWS Agreement is payable to the Company for various development, clinical trial, manufacturing, regulatory and other activities. The OWS Agreement contains terms and conditions that are customary for U.S. Government agreements of this nature, including provisions giving the U.S. Government the right to terminate the Base Agreement and/or the Project Agreement based on a reasonable determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the U.S. Government’s interest. If the Project Agreement is terminated prior to completion, the Company is entitled to be paid for work performed and costs or obligations incurred prior to termination and consistent with the terms of the OWS Agreement. The performance period under the Project Agreement extends from July 2020 through December 2021, subject to early termination by the U.S. Government or extension by mutual agreement of the parties. In 2020, the Company recognized revenue under the OWS Agreement of $204.7 million.

U.S. Department of Defense

In June 2020, the Company entered into a letter contract that was last amended in January 2021 (the “DoD Contract”) with the DoD Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (“JPEO-CRBND-EB”), under which JPEO-CRBND-EB agreed to provide funding of up to $45.7 million to the Company to support the manufacture of NVX-CoV2373. Under the DoD Contract, the Company is authorized to make expenditures or incur obligations up to the full amount of the funding.

Under the DoD Contract, the Company is expected to deliver 10 million doses of NVX-CoV2373 to the DoD. The 10 million doses of NVX-CoV2373 may be used in Phase 2/3 clinical trials or under an EUA, if approved by the U.S. Food and Drug Administration (“FDA”). Pursuant to the DoD Contract, if NVX-CoV2373 is approved by the FDA, the DoD is entitled to most-favored customer status for a period of five years from the award of the DoD Contract, meaning that the Company cannot give any comparable commercial client in the United States more favorable pricing than the DoD under similar transactional circumstances. In 2020, the Company recognized revenue from the DoD Contract of $12.5 million.

Grants and Other Revenue Arrangements

Coalition for Epidemic Preparedness Innovations

In May 2020, the Company entered into a restated funding agreement which was amended in November 2020 (the “CEPI Funding Agreement”) with CEPI, under which CEPI agreed to provide funding of up to $399.5 million to the Company to support the development of NVX-CoV2373. The CEPI Funding Agreement provides up to $257.0 million in Grant Funding and up to $142.5 million in Forgivable Loan Funding, which loans are in the form of one or more forgivable no interest term loans in order to prepay certain manufacturing activities and are not subject to restrictive or financial covenants. The Company is only required to repay any CEPI Forgivable Loan Funding under certain circumstances to the extent it sells doses of NVX-CoV2373, produced with the funds provided and included in such loan(s), to a third party.

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

The scope and continuation of the CEPI Funding Agreement may be amended depending on ongoing developments of the COVID-19 outbreak and the success of NVX-CoV2373 relative to other third-party COVID-19 vaccine candidates or treatments. If the WHO, CEPI or a regulatory authority having jurisdiction over a clinical trial of NVX-CoV2373 determines that a third-party product candidate has substantially greater potential than a Company vaccine product, the Company must cease its clinical trial in the relevant region, and will be reimbursed for any costs incurred as a result thereof. In addition, CEPI has the right to unilaterally terminate the CEPI Funding Agreement if CEPI reasonably determines that (i) there are material safety, regulatory or ethical issues with the development of NVX-CoV2373, (ii) NVX-CoV2373 development should be limited in scope or terminated, (iii) the Company becomes unable to discharge its obligations under the agreement, (iv) the Company fails to meet certain milestones, or (v) the Company commits fraud or a financial irregularity.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreements are incurred. In 2020, the Company recognized revenue of $222.8 million under the CEPI Funding Agreement.

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

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the BMGF Grant Agreement and the BMGF SA Grant Agreement are restricted as to their use until expenditures contemplated in the agreements are incurred. In 2020, the Company recognized revenue from the BMGF Grant Agreement of $0.4 million and has recognized approximately $82 million in revenue since the inception of the agreement. In 2020, the Company recognized revenue from the BMGF SA Grant Agreement of $12.4 million.
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

Takeda Pharmaceutical Company Limited

In August 2020, the Company announced a collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for the exclusive development, manufacturing and commercialization of NVX-CoV2373 in Japan. Takeda will receive funding from the Government of Japan’s Ministry of Health, Labour and Welfare to support the technology transfer, establishment of infrastructure and scale-up of manufacturing. The collaboration agreement was finalized in February 2021. The Company will be entitled to receive payments based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of the vaccine. In 2020, the Company recognized other revenue as a result of achieving a development milestone from the Takeda arrangement of $20.0 million.

Vaccine Supply Advance Purchase Agreements

In October 2020, the Company entered into a SARS-CoV-2 vaccine supply agreement with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the UK, the purchase of up to 60 million doses of NVX-CoV2373, plus such additional orders as the Authority may make from time to time. The Company agreed to continue to conduct a UK-based Phase 3 clinical trial of NVX-CoV2373 to assess the efficacy of NVX-CoV2373 in the UK population, establish a dedicated supply chain for NVX-CoV2373 in the UK and seek regulatory approval for NVX‑CoV2373 in the UK.

In December 2020, the Company finalized the advance purchase agreement with the Australian Federal Government to supply 51 million doses of NVX-CoV2373. We will work with Australia’s regulatory agency, the Therapeutics Goods Administration ("TGA"), to obtain product approvals upon demonstrating efficacy in clinical studies. As part of the agreement, Australia will have the option to purchase up to an additional 10 million doses. Further, in December 2020, the Company finalized an advance purchase agreement with the government of New Zealand for the purchase of 10.7 million doses of NVX-CoV2373.

Under the terms of the Company's advance purchase agreements, government counterparties make upfront payments and have certain termination rights, or rights to reduce or cancel orders, if regulatory approval for the vaccine is not received or if supply is materially interrupted, delayed or deferred. The Company expects to record such upfront payments as deferred revenue and anticipates recognizing revenue when the vaccine is delivered to its customers.

Note 9 – Preferred Stock

In June 2020, the Company entered into a redeemable Series A Convertible Preferred Stock Subscription Agreement, pursuant to which the Company agreed to issue and sell in a private placement 438,885 shares of its newly designated redeemable Series A Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), at a purchase price of $455.70 per share, for total gross proceeds of $200.0 million. During the fourth quarter of 2020, all outstanding shares of Preferred Stock were converted and the Company issued 4,388,850 shares of common stock, par value $0.01 per share and reclassified $199.8 million from Preferred stock to additional paid in capital. The Company recognized a beneficial conversion feature of approximately $24.1 million at the time of issuance of the Preferred Stock that was recorded in additional paid-in capital and accumulated deficit as the Preferred Stock issuance was contingently redeemable and convertible at any time at the option of the holder.

Note 10 – Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31 (in thousands):

	2020	2019
Prepaid expenses	$171,602	$3,601
Other current assets	9,662	4,376
Prepaid expenses and other current assets	$181,264	$7,977
Property and Equipment, net
Property and equipment is comprised of the following at December 31 (in thousands):

	2020	2019
Land and buildings	$79,096	$—
Machinery and equipment	31,609	9,946
Leasehold improvements	9,684	9,088
Computer hardware	6,126	4,987
Construction in progress	71,232	448
	197,747	24,469
Less ― accumulated depreciation	(17,793)	(13,024)
Property and equipment, net	$179,954	$11,445
Depreciation expense was approximately $4.3 million, $5.1 million and $7.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Accrued Expenses
Accrued expenses consist of the following at December 31 (in thousands):

	2020	2019
Employee benefits and compensation	$20,752	$7,504
Research and development accruals	99,994	6,175
Other accrued expenses	16,644	1,188
Accrued expenses	$137,390	$14,867

Purchase Commitments

During 2020, the Company entered into agreements in the normal course of business with CMOs and CDMOs supplying the Company with production capabilities, and with vendors for preclinical studies, clinical trials and other goods or services. A number of these arrangements are within the scope of lease accounting (see Note 7). Certain agreements provide for termination rights subject to termination fees. Under such agreements, the Company is contractually obligated to make payments to vendors, mainly to reimburse them for their estimated unrecoverable expenses. The exact amount of such obligations are dependent on the timing of termination, and the terms of the relevant agreement, and cannot be reasonably estimated. As of December 31, 2020, these agreements are active ongoing arrangements and the Company expects to receive value from these arrangements in the future.

As of December 31, 2020, the Company had approximately $117 million of such non-cancelable purchase commitments with a remaining term of more than one year.
Note 11– Long-Term Debt
Convertible Notes

In 2016, the Company issued $325 million aggregate principal amount of convertible senior unsecured notes that will mature on February 1, 2023 (the “Notes”). The Notes are senior unsecured debt obligations and were issued at par. The Notes were issued pursuant to an indenture dated January 29, 2016 (the “Indenture”), between the Company and the trustee. The Company received $315.0 million in net proceeds from the offering after deducting underwriting fees and offering expenses. The Notes bear cash interest at a rate of 3.75%, payable on February 1 and August 1 of each year, beginning on August 1, 2016. The Notes are not redeemable prior to maturity and are convertible into shares of the Company’s common stock. As a result of the Company’s one-for-twenty reverse stock split (see Note 13) and pursuant to Section 14.04(a) of the Indenture, the Notes are initially convertible into approximately 2,385,800 shares of the Company’s common stock based on the initial conversion rate of 7.3411 shares of the Company’s common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $136.20 per share of the Company’s common stock, representing an approximate 22.5% conversion premium based on the last reported sale price of the Company’s common stock of $111.20 per share on January 25, 2016. In addition, the holders of the Notes may require the Company to repurchase the Notes at par value plus accrued and unpaid interest following the occurrence of a Fundamental Change (as described in the Indenture). If a holder of the Notes converts upon a Make-Whole Adjustment Event (as described in the Indenture), they may be eligible to receive a make-whole premium through an increase to the conversion rate up to a maximum of 8.9928 shares per $1,000 principal amount of Notes (subject to other adjustments as described in the Indenture).
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
The Company incurred approximately $10.0 million of debt issuance costs in 2016 relating to the issuance of the Notes, which were recorded as a reduction to the Notes on the consolidated balance sheet. The $10.0 million of debt issuance costs is being amortized and recognized as additional interest expense over the seven-year contractual term of the Notes on a straight-line basis, which approximates the effective interest rate method. The Company also incurred $0.9 million of expenses related to the capped call transactions, which were recorded as a reduction to additional paid-in-capital.
Total convertible notes payable consisted of the following at (in thousands):

	December 31, 2020	December 31, 2019
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(2,965)	(4,389)
Total convertible notes payable	$322,035	$320,611
Interest expense incurred in connection with the Notes consisted of the following for the years ended December 31 (in thousands):

	2020	2019	2018
Coupon interest at 3.75%	$12,188	$12,188	$12,188
Amortization of debt issuance costs	1,424	1,424	1,424
Total interest expense on Notes	$13,612	$13,612	$13,612

Note 12 – Stockholders’ Equity
In 2020, the Company entered into various At Market Issuance Sales Agreements, which allows it to issue and sell up to $1.0 billion in gross proceeds of its common stock. During 2020, the Company sold 25.2 million shares of common stock under these Sales Agreements resulting in $835.6 million in net proceeds (this amount excludes $3.2 million received in the first quarter of 2021 for shares traded in late December 2020) and 7.2 million shares of common stock resulting in $38.5 million in net proceeds from the remaining portion of its At Market Issuance Sales Agreement entered into prior to 2020. From January 1, 2021 through January 20, 2021, the Company sold 0.9 million shares of common stock from its At Market Issuance Sales Agreement entered into in November 2020 ("November 2020 Sales Agreement") resulting in $113.0 million in net proceeds, leaving $27.2 million remaining under the agreement. The Company terminated the November 2020 Sales Agreement by mutual agreement upon entering into the January 2021 Sales Agreement.
In 2019, the Company sold 13.0 million shares of common stock resulting in $97.4 million in net proceeds (this amount excludes $0.5 million received in the first quarter of 2020 for shares traded in late December 2019) under its various At Market Issuance Sales Agreement.
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
In 2018, the Company sold 1.2 million shares of common stock resulting in $46.2 million in net proceeds under its various At Market Issuance Sales Agreements and completed a public offering of 1.7 million shares of its common stock, including 0.2 million shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $33.00 per share resulting in net proceeds, net of offering costs of $3.6 million, of approximately $54 million.
Note 13 – Stock-Based Compensation
Stock Options
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 10,900,000 shares of common stock under equity awards granted under the 2015 Plan, which includes an increase of 7,100,000 shares approved for issuance under the 2015 Plan at the Company’s 2020 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.
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

Stock Options and Stock Appreciation Rights
The following is a summary of stock options and stock appreciation rights activity under the 2015 Plan and the 2005 Plan for the year ended December 31, 2020:

	2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2020	3,388,750	$35.64	501,780	$64.19
Granted	3,363,766	$38.01	—	$—
Exercised	(1,025,025)	$31.39	(264,265)	$45.89
Canceled	(307,028)	$33.51	(23,329)	$51.92
Outstanding at December 31, 2020	5,420,463	$38.05	214,186	$88.11
Shares exercisable at December 31, 2020	878,488	$71.27	214,186	$88.11
Shares available for grant at December 31, 2020	2,473,916

In 2019, the Company granted 192,400 stock appreciation rights, with a weighted-average exercise price of $5.95, under the 2015 Plan.

Additionally, in 2019, due to limitations on the equity awards available under the 2015 Plan, the Company granted to certain employees 1,014,240 stock options, with a weighted-average exercise price of $5.95, under the 2015 Plan that were subject to approval of an increase in the number of shares under the 2015 Plan at the Company's 2020 annual meeting of stockholders. Furthermore, in April 2020, due to limitations on the equity awards available under the 2015 Plan, the Company granted to all of its employees collectively 2,501,600 stock options, with a weighted-average exercise price of $19.08, and 326,050 restricted stock units under the 2015 Plan that include a performance requirement related to its NVX-CoV2373 program that were also subject to approval of an increase in the number of shares under the 2015 Plan at the Company's 2020 annual meeting of stockholders. Since the proposal to increase the number of shares under the 2015 Plan was approved at the Company’s 2020 annual meeting of stockholders, as discussed in the “Stock Options” section above, the Company began to record stock-based compensation expense for these awards at that time.

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant or the date upon which the 2015 Plan was approved by the Company’s stockholders for stock options discussed above using the Black-Scholes option-pricing model with the following assumptions:

	2020	2019	2018
Weighted average Black-Scholes fair value of stock options and SARs granted	$80.48	$4.98	$34.80
Risk-free interest rate	0.2%-1.5%	1.5%-2.6%	2.3%-3.1%
Dividend yield	—%	—%	—%
Volatility	116.0%-152.2%	105.4%-134.1%	93.3%-115.6%
Expected term (in years)	3.9-7.6	3.9-7.5	4.1-7.5
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights outstanding under the 2015 Plan and 2005 Plan as of December 31, 2020 was $427.8 million and 8.5 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights exercisable under the 2015 Plan and 2005 Plan as of December 31, 2020 was $55.9 million and 5.8 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and stock appreciation rights) that would have been received by the holders had all stock option and stock appreciation rights holders exercised their stock options and stock appreciation rights on December 31, 2020. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of stock options exercised and vesting of restricted stock awards for 2020, 2019 and 2018 was $187.3 million, $0.5 million and $0.4 million, respectively.

Employee Stock Purchase Plan
The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 600,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At December 31, 2020, there were 255,596 shares available for issuance under the ESPP.
The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2020	2019	2018
Range of Black-Scholes fair values of ESPP shares granted	$2.57-$92.67	$2.57-$35.00	$7.20-$70.64
Risk-free interest rate	0.2%-2.6%	1.2%-2.6%	0.7%-2.2%
Dividend yield	—%	—%	—%
Volatility	66.6%-189.7%	52.2%-171.6%	52.2%-203.8%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Restricted Stock Units
The following is a summary of restricted stock units activity for the year ended December 31, 2020:

	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and Unvested at January 1, 2020	1,102,311	$5.95
Restricted stock units granted	837,896	94.74
Restricted stock units vested	(840,812)	9.37
Restricted stock units forfeited	(54,415)	40.37
Outstanding and Unvested at December 31, 2020	1,044,980	$72.59
The Company recorded stock-based compensation expense for awards issued under the above mentioned plans in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$55,955	$8,436	$10,575
General and administrative	72,080	8,612	7,739
Total stock-based compensation expense	$128,035	$17,048	$18,314
As of December 31, 2020, there was approximately $312 million of total unrecognized compensation expense related to unvested stock options, stock appreciation rights, restricted stock units and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.3 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods and awards that require approval by the stockholders.
Note 14 – Employee Benefits
The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.

The Company matches 100% of the first 3% of the participants’ deferral, and 50% on the next 2% of the participants’ deferral, up to a potential 4% Company match. The Company’s matching contributions to the 401(k) plan vest immediately. Under its 401(k) plan, the Company has recorded expense of $0.9 million, $1.0 million and $1.2 million in 2020, 2019 and 2018, respectively.
The Company’s foreign subsidiaries have pension plans under local tax and labor laws and are obligated to make contributions to the plan. Contributions and other expenses related to this plan were $1.0 million, $0.7 million and $0.8 million in 2020, 2019 and 2018, respectively.
Note 15 – Income Taxes
The Company’s loss from operations before income tax expense by jurisdiction for the years ended December 31 are as follows (in thousands):

	2020	2019	2018
Domestic	$(455,253)	$(124,189)	$(176,290)
Foreign	36,994	(8,505)	(8,458)
Total net loss	$(418,259)	$(132,694)	$(184,748)

As a result of current and historical losses, there is no income tax provision for the years ended December 31, 2020, 2019 and 2018.

A reconciliation of the provision for income tax to the amount computed by applying the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	2020	2019	2018
Statutory federal tax rate	(21)%	(21)%	(21)%
State income taxes, net of federal benefit	(3)%	(2)%	(3)%
Research and development and other tax credits	—%	(3)%	(3)%
Non-deductible expenses	4%	—%	—%
Non-cash stock-based compensation	(7)%	—%	—%
Other	1%	1%	1%
Change in tax rate	(5)%	3%	5%
Change in valuation allowance	31%	22%	21%
Income tax provision	—%	—%	—%

As of December 31, 2020, the Company has available federal, state, and foreign net operating losses of $1.3 billion, $756.0 million and $42.7 million, respectively, that may be applied against future taxable income. A significant portion of the federal net operating losses will begin to expire in 2037. A portion of the foreign net operating losses will begin to expire in 2023. The Company also has research tax credits of $35.1 million that begin to expire in 2020. Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to ownership changes of the Company. As of December 31, 2020, the Company does not expect such limitation, if any, to impact the use of the net operating losses and business tax credits.

The Company files income tax returns in the U.S. federal jurisdiction and in various states, as well as in Sweden and the Czech Republic. The Company has U.S. tax net operating losses and credit carryforwards that are subject to examination from 2000 through 2020. The returns in Sweden are subject to examination from 2014 through 2020 and the returns for the Czech Republic are subject to examination from 2017 through 2020.

The significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Federal and State net operating loss carryforward	$325,655	$293,736
Foreign net operating loss carryforward	8,620	13,520
Research tax credits	35,065	37,066
Lease liability	39,548	2,164
Deferred revenue	60,657	973
Non-cash stock-based compensation	22,577	13,679
Original discount interest	3,177	4,326
Other	12,019	2,820
Total deferred tax assets	507,318	368,284
Valuation allowance	(504,788)	(365,772)
Net deferred tax assets	$2,530	$2,512
Deferred tax liabilities:
ROU assets	(1,253)	(1,033)
Intangibles	(1,198)	(1,279)
Other	(79)	(200)
Total deferred tax liabilities	$(2,530)	$(2,512)
Net deferred tax assets	$—	$—
The valuation allowance increased by $139.0 million and $28.3 million for the years ended December 31, 2020 and 2019, respectively, due to increases in deferred tax assets. Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2020 and 2019 as management believes it is more likely than not that the assets will not be realizable.
The Company recognizes the effect of a tax position when it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the year ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Unrecognized tax benefits balance at January 1,	$—	$—	$—
Additions for tax positions of current year	1,413	—	—
Additions for tax positions of prior years	7,353	—	—
Reductions for tax positions of prior year	—	—	—
Settlements of tax positions of prior years	—	—	—
Unrecognized tax benefits balance at December 31,	$8,766	$—	$—

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020 and 2019, the Company had no accruals for interest or penalties related to income tax matters. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $8.8 million.
Note 16 – Related Party Transaction
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

Note 17 – Subsequent Events

In January 2021, the Company entered into an At Market Issuance Sales Agreement ("January 2021 Sales Agreement"), which allows it to issue and sell up to $500 million in gross proceeds of its common stock. From January 22 through February 24, 2021, the Company sold 1.7 million shares of common stock under the January 2021 Sales Agreement resulting in $452.0 million in net proceeds, leaving $42.2 million remaining.

In January and February 2021, the Company finalized multiple advance purchase agreements and one binding Heads of Terms to supply. in total, approximately 75 million doses of NVX-CoV2373 to various government customers. The Company will work with the relevant regulatory agencies to obtain necessary approvals, as necessary.

In February 2021, the Company finalized an expanded collaboration and license agreement with SK bioscience to manufacture and commercialize NVX-CoV2373 for sale to the Korean government. Concurrently, SK bioscience finalized an advance purchase agreement with the Korean government to supply 40 million doses of NVX-CoV2373 to the Republic of Korea beginning in 2021. The agreement is in addition to the Company's existing manufacturing arrangement with SK bioscience.

In February 2021, the Company entered into a Memorandum of Understanding with Gavi, the Vaccine Alliance ("Gavi"), to provide 1.1 billion cumulative doses of NVX-CoV2373 for the COVAX Facility. The Company will work with Gavi to finalize an advance purchase agreement for vaccine supply and global distribution via the COVAX Facility and its partners. The vaccine doses will be manufactured and distributed globally by the Company and SIIPL.