Form 10-K/A
period 2020-12-31
NOVAVAX INC
filed 2021-04-30
CIK 1000694

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

As of April 27, 2021, there were 74,091,294 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends Novavax, Inc.’s (the “Company,” “Novavax,” “we,” “our” or “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2021 (the “Original Report”). The purpose of this Form 10-K Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety. This Form 10-K Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10 through 14 of Form 10-K, a signature page and certifications required to be filed as exhibits. We are amending Part IV to add those certifications, which are attached hereto, and to correct certain hyperlinks that were incorrect in the Original Report.

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

BOARD OF DIRECTORS

In accordance with the Company’s charter, the Board of Directors (the “Board”) may consist of no fewer than three directors, with the specific number to be authorized by the Board from time to time at its discretion. The Board is presently authorized to consist of ten members, and currently includes the following ten individuals.

Class I Directors	Class II Directors	Class III Directors
Terms expiring at the 2023 Annual Meeting	Terms expiring at the 2021 Annual Meeting	Terms expiring at the 2022 Annual Meeting
• Gregg H. Alton, Ph.D. • Stanley C. Erck • Rajiv I. Modi, Ph.D.	• Richard H. Douglas, Ph.D. • Margaret G. McGlynn, R. Ph. • David M. Mott • Gary C. Evans*	• Rachel K. King • Michael A. McManus, Jr., J.D. • James F. Young, Ph.D., Chairman of the Board

* Mr. Evans will not be standing for election at the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”).

Members of the Board are divided into three classes, designated as Class I, Class II, and Class III, each serving staggered three-year terms. The term of the Class II directors expires at the 2021 Annual Meeting. The terms of the Class III and Class I directors will expire at the 2022 and 2023 Annual Meetings of Stockholders, respectively. The following information outlines our directors and their ages and positions as of April 19, 2021, as well as biographical information of each such director.

Class II Directors

AGE 68 INDEPENDENT DIRECTOR SINCE 2010 COMMITTEES • Audit • Compensation • Research and Development	RICHARD H. DOUGLAS, PH.D.

CAREER HIGHLIGHTS

Genzyme Corporation

•      Former Senior Vice President, Corporate Development (1989 to 2011)

•      Dr. Douglas led Genzyme Corporation’s Corporate Development team, and was involved in numerous acquisitions, licenses, financings, joint ventures, and strategic alliances

Integrated Genetics

•      Dr. Douglas served in science and corporate development capacities (1982 until its merger with Genzyme Corporation in 1989, now Sanofi Genzyme)

OTHER CURRENT PUBLIC COMPANY BOARDS

•      Aldeyra Therapeutics (Nasdaq: ALDX)

OTHER CURRENT DIRECTORSHIPS

•      University of Michigan Technology Transfer National Advisory Board

•      MaxCyte, Inc. (LSE: MXCT)

EDUCATION

•      Postdoctoral fellow, Dr. Leroy Hood’s laboratory at the California Institute of Technology

•      Ph.D. in Biochemistry, University of California, Berkeley

•      Bachelor of Science in Chemistry, University of Michigan

KEY SKILLS AND QUALIFICATIONS

Dr. Douglas is well-suited to serve on our Board due to his significant business experience and scientific background.

AGE 61 INDEPENDENT DIRECTOR SINCE 2020 COMMITTEES • Compensation • Nominating and Corporate Governance	MARGARET G. MCGLYNN, R. PH.

CAREER HIGHLIGHTS

International AIDS Vaccine Initiative

•      President and Chief Executive Officer, leading extensive partnership efforts to advance the development, global launch and access to a broadly effective HIV vaccine (2011 to 2015)

Merck

•      Served in leadership roles of increasing responsibility for more than two decades (1983 to 2009) including:

•      President, U.S. Hospital and Specialty Products Division

•      President of Merck Vaccines and Infectious Diseases

 OTHER PUBLIC COMPANY BOARDS

•      Amicus Therapeutics (Nasdaq: FOLD)

•      Vertex Pharmaceuticals (Nasdaq: VRTX)

 OTHER CURRENT DIRECTORSHIPS

•      HCU Network America, a patient advocacy organization; Ms. McGlynn founded HCU Network America in 2016 which is focused on the rare genetic disease homocystinuria (HCU) and related disorders

•      Hilleman Institute for Developing World Vaccine Research

•      Gavi, The Vaccine Alliance

•      The Biotechnology Innovation Organization

•      Life Science Cares Philadelphia, a non-profit organization

EDUCATION

•      Honorary Doctorate, the State University of New York at Buffalo

•      Master’s in Business Administration and Marketing, The State University of New York at Buffalo

•      Bachelor of Science in Pharmacy, The State University of New York at Buffalo

KEY SKILLS AND QUALIFICATIONS

Ms. McGlynn is well-suited to serve on the Novavax Board due to her extensive experience in the pharmaceutical and vaccine industries. In addition, her experience in for-profit and non-profit vaccine organizations and deep experience in vaccine commercialization and understanding of global public health make Ms. McGlynn an ideal board member.

AGE 55 INDEPENDENT DIRECTOR SINCE 2020 COMMITTEES • Compensation • Research and Development	DAVID M. MOTT

CAREER HIGHLIGHTS

Mott Family Capital

•      Private investor

New Enterprise Associates

•      General Partner (2008 to 2020)

MedImmune

•      President and Chief Executive Officer, Vice Chairman (2000 to 2008), during which he led the sale of the company to AstraZeneca in June 2007 for $15.6 billion

•      Served in various senior roles, including Chief Operating Officer and Chief Financial Officer (1992 to 2000)

During the course of his career, Mr. Mott has been involved in more than $40 billion in corporate acquisitions, fundraising, partnerships and other capital formation ventures. He has supported more than 35 initial public offerings or corporate acquisitions, overseen more than a dozen new drugs from development to commercialization, and served on 25 corporate boards.

OTHER PUBLIC COMPANY BOARDS

•    Chairman, Adaptimmune Therapeutics (Nasdaq: ADAP)

•    Chairman, Ardelyx (Nasdaq: ARDX)

•    Chairman, Epizyme (Nasdaq: EPZM)

•    Chairman, Imara (Nasdaq GS: IMRA)

•    Chairman, Mersana Therapeutics (Nasdaq GS: MRSN)

EDUCATION

•    Bachelor of Arts, Dartmouth College

KEY SKILLS AND QUALIFICATIONS

Mr. Mott is well-suited to serve on our Board. His more than three decades of global management, board and investment experience across numerous private and public biopharmaceutical companies, as well as his extensive experience building, leading and financing biopharmaceutical companies adds significant value to our Board.

Class III Directors

AGE 61 INDEPENDENT DIRECTOR SINCE 2018 COMMITTEES • Compensation • Nominating and Corporate Governance	RACHEL K. KING

CAREER HIGHLIGHTS

GlycoMimetics, Inc.

•      Founder and Chief Executive Officer (2003 to present)

New Enterprise Associates

•      Executive in Residence (2001 to 2003)

Novartis Corporation

•      Senior Vice President (1999 to 2001)

Genetic Therapy, Inc.

•      Manager of Laboratory Operations from 1989 to 1993 and Vice President for Product Planning from 1993 to 1996 including early-stage development, initial public offering and acquisition by Novartis; Chief Executive Officer of GTI, a wholly owned subsidiary of Novartis from 1996 to 1998.

Mrs. King worked previously at ALZA Corporation and Bain and Company

OTHER CURRENT PUBLIC COMPANY BOARDS

•      GlycoMimetics (Nasdaq: GLYC)

OTHER CURRENT DIRECTORSHIPS

•      Executive Committee of the Biotechnology Innovation Organization

•      University of Maryland BioPark

EDUCATION

•      M.B.A., Harvard Business School

•      Bachelor of Arts, Dartmouth College

KEY SKILLS AND QUALIFICATIONS

Mrs. King is well-suited to serve on our Board due to her successful growth and development of businesses and products, her experience as a chief executive officer of a public company, and her significant experience in governance, legal, finance and risk management.

AGE 78 INDEPENDENT DIRECTOR SINCE 1998 COMMITTEES • Audit • Compensation	MICHAEL A. MCMANUS, JR., J.D.

CAREER HIGHLIGHTS

Misonix, Inc.

•      President and Chief Executive Officer (1999 to 2016)

New York Bancorp Inc.

•      President, Chief Executive Officer and Director (1991 to March 1998)

•      President and Chief Executive Officer, Home Federal Savings Bank, the principal subsidiary of New York Bancorp Inc. (February 1995 to March 1998)

Jamcor Pharmaceuticals Inc.

•      President and Chief Executive Officer (1990 to November 1991)

Office of the President of the United States

•      Assistant to the President of the United States (1982 to 1985)

Mr. McManus held previous positions at Pfizer Inc. and Revlon Group

Mr. McManus served in the U.S. Army Infantry (1968 to 1970)

Mr. McManus is the recipient of the Ellis Island Medal of Honor

OTHER CURRENT PUBLIC COMPANY BOARDS

•    The Eastern Company (Nasdaq: EML)

EDUCATION

•    J.D., Georgetown University Law Center

•    Bachelor of Arts in Economics, University of Notre Dame

KEY SKILLS AND QUALIFICATIONS

Mr. McManus’s successful growth and development of businesses and products, his experience as a chief executive officer of a public company, and his extensive experience in governance, legal, finance and risk management make him a well-qualified member of our Board.

AGE 68 INDEPENDENT DIRECTOR SINCE 2010 CHAIRMAN OF THE BOARD SINCE 2011 COMMITTEES • Nominating and Corporate Governance • Research and Development	JAMES F. YOUNG, PH.D.

CAREER HIGHLIGHTS

Targeted Microwave Solutions, Inc.

•      Former Chairman of the Board and Chief Executive Officer (2016 to 2018)

MedImmune, Inc.

•      Former President, Research and Development (2000 to 2008)

•      Executive Vice President, Research and Development (1999 to 2000)

•      Senior Vice President (1995 to 1999)

•      Senior Vice President, Research and Development (1989 to 1995)

OTHER CURRENT DIRECTORSHIPS

•      Sagimet Biosciences, a privately-held biopharmaceutical company

EDUCATION

•      Ph.D. in Microbiology and Immunology, Baylor College of Medicine

•      Bachelor of Science degrees in General Science and Biology, Villanova University

KEY SKILLS AND QUALIFICATIONS

Dr. Young is well-suited to serve on our Board due to his years of experience in the fields of molecular genetics, microbiology, immunology, and pharmaceutical development. In addition, Dr. Young brings extensive scientific background and experiences, particularly in the areas of vaccine research and development.

Class I Directors

AGE 55 INDEPENDENT DIRECTOR SINCE 2020 COMMITTEES • Audit	GREGG ALTON

CAREER HIGHLIGHTS

Gilead Sciences

•      Served in an array of leadership roles across a portfolio of responsibilities for more than 20 years from 1999 to 2019, including:

•      Interim Chief Executive Officer

•      Chief Patent Officer, responsible for Gilead’s government affairs, public affairs, patient outreach and engagement initiatives, as well as efforts to facilitate access to its medicines globally

•      Oversight for commercial operations in Europe, Asia, Latin America and Africa, as well as government affairs, public affairs and global medical affairs

•      General Counsel and Chief Compliance Officer

Cooley Godward, LLP

•      Attorney, specializing in corporate finance transactions for healthcare and information technology companies (1993 to 1996 and 1998 to 1999)

OTHER PUBLIC COMPANY BOARDS

•      Corcept Therapeutics (Nasdaq: CORT)

•      Enochian Biosciences (Nasdaq: ENOB)

OTHER CURRENT DIRECTORSHIPS

•      Several non-profit organizations, including Black Women’s Health Imperative, AIDSVu and the Boys and Girls Clubs of Oakland

EDUCATION

•      J.D., Stanford University

•      Bachelor of Science in Legal Studies, University of California, Berkeley

KEY SKILLS AND QUALIFICATIONS

Mr. Alton is well-suited to serve on the Novavax Board. His extensive industry experience and broad global experience across multiple business areas, as well as his deep insight in infectious disease will contribute to the Board’s understanding of our mission and corporate goals.

AGE 72 DIRECTOR SINCE 2009 COMMITTEES • None	STANLEY C. ERCK

CAREER HIGHLIGHTS

Novavax, Inc.

•      President and Chief Executive Officer of Novavax, Inc. (April 2011 to present)

•      Interim Chief Financial Officer (November 2017 to March 2018)

•      Executive Chairman (February 2010 to April 2011)

Iomai Corporation

•      President and Chief Executive Officer (2000 to 2008, when it was acquired by Intercell AG)

Mr. Erck previously held leadership positions at Procept, a publicly traded immunology company, Integrated Genetics, now Sanofi Genzyme, and Baxter International

OTHER CURRENT DIRECTORSHIPS

•     MaxCyte, Inc. (LSE: MXCT)

•     MDBio Foundation

EDUCATION

•     M.B.A., University of Chicago

•     Bachelor of Science in Economics, University of Illinois

KEY SKILLS AND QUALIFICATIONS

Mr. Erck is well-suited to serve on our Board due to his leadership experience in the biotechnology industry, having held chief executive officer positions for several companies, and his extensive experience of serving on other public company boards.

AGE 60 DIRECTOR SINCE 2009 COMMITTEES • None	RAJIV I. MODI, PH.D.

CAREER HIGHLIGHTS

Cadila Pharmaceuticals, Ltd.

•      Chairman and Managing Director (1995 to present)

OTHER CURRENT DIRECTORSHIPS

•      Cadila Pharmaceuticals, Ltd.

•      Numerous other private companies and foreign public companies

EDUCATION

•      Ph.D. in Biological Science, University of Michigan

•      Bachelor’s degree of Technology in Chemical Engineering, University College, London

ELECTION TO NOVAVAX BOARD

Dr. Modi was elected to our Board based on his relationship with the Company’s largest stockholder in 2009. As of April 19, 2021, Satellite Overseas (Holdings) Limited, a subsidiary of Cadila Pharmaceuticals, Ltd., holds less than one percent of the Company’s outstanding Common Stock. Dr. Modi serves as a member of the boards of other Cadila group companies.

KEY SKILLS AND QUALIFICATIONS

Dr. Modi is well-suited to serve on our Board due to his extensive leadership experience, as well as technical expertise in the development and manufacturing of pharmaceutical products. He also brings broad experience in international joint ventures and pharmaceutical sales.

INFORMATION REGARDING THE BOARD AND CORPORATE GOVERNANCE MATTERS

On March 18, 2021, the Board determined, upon the recommendation by the Nominating and Corporate Governance Committee, that all of the members of the Board are “independent” directors as defined in the Nasdaq Global Select Market (“Nasdaq”) listing standards, except Dr. Modi and Mr. Erck.

Mr. Erck is currently the President and Chief Executive Officer of the Company. Dr. Modi is not an “independent” director due to his interest in Cadila Pharmaceuticals, Ltd. and the joint venture it has with the Company. These relationships are described in detail in the section titled “Certain Relationships and Related Transactions.”

During 2020, the Board met 14 times and acted by written consent in lieu of a meeting five times and the non-employee directors met four times in executive session during the same period. As the year progressed and the severity of the coronavirus global pandemic (“COVID-19”) became more clear, the directors convened an additional 17 times during 2020 during which management provided operational updates. Each of our incumbent directors attended at least 75% of the aggregate of the total number of meetings of the Board they were eligible to attend, as well as the total number of meetings held by all committees on which they served.

Recognizing that director attendance at the Company’s Annual Meetings of Stockholders provides stockholders with an opportunity to communicate with members of the Board, the Company strongly encourages (but does not require) members of the Board to attend such meetings. All of the then-current Board members attended the 2020 Annual Meeting of Stockholders, held on June 25, 2020 (the “2020 Annual Meeting”).

Leadership Structure and Risk Oversight

One of the most critical roles of our Chief Executive Officer and board members is managing risk. Today’s environment consists of ongoing disruption, innovation, and technological change. Increasing disruption leads to greater risks, which may become greater still because they are often interconnected. The Board separates the positions of Chairman of the Board and Chief Executive Officer thereby allowing our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. The Board recognizes the commitment that our Chief Executive Officer is required to devote to his position, as well as the commitment required to serve as our Chairman of the Board, particularly as the Board’s oversight responsibilities continue to grow. Mr. Erck and Dr. Young each are responsible for:

PRESIDENT AND CHIEF EXECUTIVE OFFICER

Stanley C. Erck

•       general charge and supervision of the business of the Company

•       managing the risks the company faces in the ordinary course of operating the business including reputation risk, culture risk, cybersecurity risk and extended enterprise risk

CHAIRMAN OF THE BOARD

James F. Young, Ph.D.

•      presiding at all meetings of the Board

•      advising Board committee chairs in fulfilling their roles

•      serving as a liaison between the Board and senior management team

•      mentoring and advising the senior scientific team

•      providing an extensive network of contacts

•      reporting regularly to the Board

Our Chief Executive Officer and Chairman work closely together to execute our strategic plan. Our Chairman leads our Board, serves as a liaison between the Board and senior management team, mentors and advises the senior scientific team, provides an extensive network of contacts, and reports regularly to the Board. We believe the combination of Mr. Erck as the President and Chief Executive Officer and Dr. Young as the Chairman of the Board is an effective leadership structure. The additional avenues of communication between the Board and management associated with having Dr. Young serve as Chairman provides the basis for the proper functioning of the Board and its oversight of management.

Our Chief Executive Officer and senior management team are primarily responsible for managing the risks Novavax faces in the ordinary course of operating the business. The Board actively oversees potential risks and risk management activities by receiving operational and strategic presentations from management, which include discussions of key risks to the business. In addition, the Board delegates risk oversight to each of its key committees within their areas of responsibility.

For example:

The AUDIT COMMITTEE	The COMPENSATION COMMITTEE	The NOMINATING AND CORPORATE GOVERNANCE COMMITTEE	The RESEARCH AND DEVELOPMENT COMMITTEE

•   Reviews and discusses with management the system of disclosure controls and internal controls over financial reporting and discusses the key risks facing the Company and the processes or actions being taken to mitigate those risks

•   Reviews specific risk areas, such as cybersecurity risk, on a regular basis with input from management

•   Reviews and discusses with the Senior Vice President, Information Technology the current cybersecurity risks and our cybersecurity risk management program and activities

	• Oversees incentive compensation programs and strategies, as well as key employee retention issues	• Periodically reviews the current Directors’ skill sets and the Company’s anticipated future needs. • Oversees the Company’s corporate governance structure.	• Periodically reviews and assesses our research and development programs • Oversees strategies and investments specific to research and development programs

Board committees are chaired by independent directors and at each Board meeting the committee chairs deliver reports to the full Board on the activities and decisions made by the committees at recent meetings. In addition, there is significant cross-over of members of the various committees allowing information to flow freely outside of a full board meeting.

Board Committees

Our Board currently maintains four standing committees: Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Research and Development Committee. In addition to the descriptions below, please refer to the “Compensation Committee Report” included in this Form 10-K Amendment. The members of the committees are shown below.

Committee Memberships
Director	Independent	Audit	Compensation	Nominating and Corporate Governance	Research and Development
Gregg H. Alton
Richard H. Douglas, Ph.D.
Stanley C. Erck
Gary C. Evans
Rachel K. King
Margaret G. McGlynn, R. Ph.
Michael A. McManus, Jr., J.D.
Rajiv I. Modi, Ph.D.
David M. Mott
James F. Young, Ph.D.
Committee Chair	Committee Member	Chairman of the Board	Audit Committee Financial Expert

Audit Committee	Meetings in 2020 5
MEMBERS • Michael A. McManus, Jr., J.D. • Gregg H. Alton	• Richard H. Douglas, Ph.D. • Gary C. Evans
During 2020, the Audit Committee met five times and did not act by written consent in lieu of a meeting.

PRINCIPAL RESPONSIBILITIES

The Audit Committee is responsible for:

•    the appointment, compensation, retention, and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services; the Audit Committee meets with our independent registered public accounting firm to discuss the scope and results of its examination and reviews the financial statements and reports contained in the Company’s periodic and other financial filings

The Audit Committee’s role is to also:

•    review the adequacy and efficacy of all accounting, auditing, and financial control systems, as well as disclosure controls and procedures

•    monitor the adequacy of our accounting and financial reporting processes and practices

•    consider any issues raised by its members, the independent registered public accounting firm, and employees

•    oversee the Company’s compliance with applicable federal and state laws and regulations, and the implementation and operation of the Company’s corporate compliance program

•    annually review the Company’s corporate compliance program with the Company’s Chief Legal Officer and Chief Compliance Officer, and monitor the program’s progress and results during the year

The Audit Committee is authorized to investigate any matter brought to its attention, retain the services of independent advisors (including legal counsel, auditors, and other experts), and receive and respond to concerns and complaints relating to accounting, internal accounting controls, and auditing matters.

The Audit Committee meets regularly with both the Company’s management team and its independent auditor. At times, the Audit Committee meets in executive session without management or the independent auditor present.

CHARTER

•    The Audit Committee acts pursuant to a written charter as adopted by the Board. A current copy of the charter is available on the Company’s website at www.novavax.com.

•    The Audit Committee reviews and evaluates its charter annually to ensure its adequacy and accuracy, and is charged with performing an annual self-evaluation with the goal of continuing improvement.

QUALIFICATIONS

•    Each Audit Committee member is an “independent director,” as defined by the listing standards of the Nasdaq.

•    The Board has determined that each of Mr. McManus, Mr. Alton, and Mr. Evans qualifies as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission, and is financially sophisticated as required by the listing standards of the Nasdaq.

Compensation Committee	Meetings in 2020 8
MEMBERS • David M. Mott • Richard H. Douglas, Ph.D. • Rachel K. King	• Margaret G. McGlynn, R. Ph. • Michael A. McManus, Jr., J.D.
During 2020, the Compensation Committee met eight times and acted by written consent in lieu of a meeting four times.

PRINCIPAL RESPONSIBILITIES

The Compensation Committee is responsible for:

•     assisting the Board with its responsibilities relating to the compensation of the Company’s officers and directors and the development, administration and oversight of the Company’s compensation and benefits plans

•     reviews and recommends salaries and other compensatory benefits for employees, executive officers, and directors

The Compensation Committee’s authority and responsibilities include, but are not limited to:

•     review and recommend to the Board the goals and objectives relevant to our Chief Executive Officer and other executive officers; annually evaluate the performance of the Chief Executive Officer and other executive officers; approve or recommend to the Board the compensation levels and annual awards for the Chief Executive Officer and other executive officers

•     oversee our overall compensation philosophy, policies, and programs

•     make recommendations to the Board about the compensation of directors

•     approve and administer our equity-based plans and awards and management incentive compensation plans

•     review and approve employment agreements, severance arrangements, retirement arrangements, change in control provisions, and any supplemental benefits or perquisites for executive officers and senior management

The Compensation Committee has the authority to engage independent compensation consultants or advisors, as it may deem appropriate in its sole discretion, and to approve related fees and retention terms.

The Compensation Committee routinely holds meetings, some of which management attends, as well as executive sessions without management, where compensation is discussed. The chair of the Compensation Committee is responsible for leadership of the Compensation Committee and sets meeting agendas.

The Compensation Committee may request that any executive officer or employee, outside counsel, or consultant attend Compensation Committee meetings or confer with any members of, or consultants to, the Compensation Committee. The Compensation Committee is supported in its efforts by our Legal and Human Resources teams, to which the Compensation Committee delegates authority for certain administrative functions. The Chief Executive Officer gives performance assessments and compensation recommendations for each executive officer (other than himself). The Chairman gives performance assessments and compensation recommendations for the Chief Executive Officer. The Compensation Committee considers the Chief Executive Officer’s and the Chairman’s recommendations and the information provided by the Human Resources team in its deliberations regarding executive compensation. The compensation of the executive officers is based on these deliberations. The Chief Executive Officer and the Executive Vice President, Chief Human Resources Officer generally attend Compensation Committee meetings but are not present for executive sessions or any discussion of their own compensation.

CHARTER

•    The Compensation Committee acts pursuant to a written charter as adopted by the Board; a current copy of the charter is available on the Company’s website at www.novavax.com

•    The Compensation Committee reviews and evaluates its charter annually to ensure its adequacy and accuracy, and is charged with performing an annual self-evaluation with the goal of continuing improvement

COMPENSATION COMMITTEE REPORT

•    The Compensation Committee Report is on page 33 of this Form 10-K Amendment

QUALIFICATIONS

•     Each Compensation Committee member is a “non-employee director,” as defined by Rule 16b-3 of the Exchange Act and an “independent director,” as defined by the listing standards of the Nasdaq, including the heightened standards that apply to compensation committee members

Nominating and Corporate Governance Committee	Meetings in 2020 9
MEMBERS • Gary Evans • Rachel K. King	• Margaret G. McGlynn, R. Ph. • James F. Young, Ph.D.
During 2020, the Nominating and Corporate Governance Committee met nine times and did not act by written consent in lieu of a meeting.

PRINCIPAL RESPONSIBILITIES

The primary function of the Nominating and Corporate Governance Committee is to:

•    review and make recommendations to the Board regarding the Board’s size, structure, and composition

•    establish criteria for Board membership

•    identify and evaluate candidates qualified to become members of the Board, including candidates proposed by stockholders

•    select, or recommend for selection, director nominees to be presented for approval at the Annual Meeting of Stockholders and to fill vacancies on the Board

•    oversee the Company’s corporate governance guidelines

•    evaluate Company policies relating to the recruitment of Board members

•    develop and recommend to the Board corporate governance policies and practices

•    oversee management’s plans for succession to senior management positions

The Nominating and Corporate Governance Committee’s goal is to contribute to the effective representation of the Company’s stockholders and to play a leadership role in shaping the Company’s corporate governance.

In reviewing and evaluating director candidates, including candidates submitted by stockholders, the Nominating and Corporate Governance Committee does not differentiate between candidates based on the proposing constituency, but rather applies the same criteria to each candidate.

CHARTER

•   The Nominating and Corporate Governance Committee acts pursuant to a written charter as adopted by the Board; a current copy of the charter is available on the Company’s website at www.novavax.com.

•   The Nominating and Corporate Governance Committee reviews and evaluates its charter annually to ensure its adequacy and accuracy, and is charged with performing an annual self-evaluation with the goal of continuing improvement

QUALIFICATIONS

•   Each Nominating and Corporate Governance Committee member is an “independent director,” as defined by the listing standards of the Nasdaq.

Research and Development Committee	Meetings in 2020 -
MEMBERS • James F. Young, Ph.D. • David M. Mott	• Richard H. Douglas, Ph.D.
The Research and Development Committee was formed in December 2020 and did not meet or act by written consent in lieu of a meeting in 2020.

PRINCIPAL RESPONSIBILITIES

The primary function of the Research and Development Committee is to:

•    review and assess the Company’s research and development programs, with the Committee Chair playing a day-to-day role providing input on key aspects of such research and development programs

•    evaluate the Company’s progress in achieving research and development goals and objectives, and make recommendations to the Board on modifications to the Company’s research and development goals and objectives

•    review and assess the Company’s intellectual property portfolio and strategy

•    review the Company’s regulatory efforts and strategy

•    oversee management’s exercise of its responsibility to assess and manage risks associated with the Company’s research and development programs and regulatory matters

•    select, retain, and supervise any advisors as the Committee deems necessary, in its discretion, to fulfill its mandates under its Charter, and compensate, at the expense of the Company, such advisors

The Research and Development Committee’s goal is to contribute to the Company’s development of a robust intellectual property portfolio, and to play a leadership role in shaping the Company’s research and development programs and strategies.

CHARTER

•   The Research and Development Committee acts pursuant to a written charter as adopted by the Board; a current copy of the charter is available on the Company’s website at www.novavax.com.

•   The Research and Development Committee reviews and evaluates its charter annually to ensure its adequacy and accuracy, and is charged with performing an annual self-evaluation with the goal of continuing improvement

QUALIFICATIONS

•   Each Research and Development Committee member is an “independent director,” as defined by the listing standards of the Nasdaq.

Nomination Procedures

Stockholders who wish to nominate qualified candidates to serve as directors may do so in accordance with the procedures set forth in the Company’s Amended and Restated By-Laws (“By-Laws”), which procedures did not change during the last fiscal year. As stated in the By-Laws, a stockholder must notify the Company in writing, by notice delivered to the attention of the Secretary of the Company at the address of the Company’s principal executive offices, of a proposed nominee.

In order to ensure meaningful consideration of such candidates, notice must be received not less than 60 days nor more than 90 days prior to the anniversary date of the applicable year’s Annual Meeting of Stockholders. However, in the event the date of the applicable year’s Annual Meeting of Stockholders is more than 30 days before or after the anniversary date of the prior year’s Annual Meeting of Stockholders, notice by the stockholder to be timely it must be received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or public disclosure of the date of such meeting was made, whichever occurs first.

The notice must include the following information for each proposed nominee:

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

The notice must also include with respect to the stockholder giving the notice and each Stockholder Associated Person:

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

For purposes of this Form 10-K Amendment, a “Stockholder Associated Person” of any stockholder means:

(i)	any “affiliate” or “associate” (as those terms are defined in Rule 12b-2 under the Exchange Act) of the stockholder who owns beneficially or of record any capital stock or other securities of the Company or, through one or more derivative positions, has an economic interest (whether positive or negative) in the price of securities of the Company, and
(ii)	any person acting in concert with such stockholder or any affiliate or associate of such stockholder with respect to the capital stock or other securities of the Company.

In addition, any nominee proposed by a stockholder shall complete a questionnaire, in a form provided by the Company. The completed questionnaire shall be submitted within ten days after the Company provides the questionnaire. The Company may require any proposed nominee to furnish other information as may reasonably be required to determine the eligibility of the nominee to serve as a director. Nominations received through this process will be forwarded to the Nominating and Corporate Governance Committee for review.

The Nominating and Corporate Governance Committee strives to maintain a board of directors with a diverse set of skills and qualifications to ensure the board of directors is adequately serving the needs of the Company’s stockholders. Before evaluating director candidates, the Nominating and Corporate Governance Committee reviews the skills and qualifications of the directors currently serving on the Board and identifies any areas of weakness or skills of particular importance. On the basis of that review, the Nominating and Corporate Governance Committee will evaluate director candidates with those identified skills. While the Nominating and Corporate Governance Committee does not have a formal policy on Board diversity, the committee takes into account a broad range of diversity considerations when assessing director candidates, including individual backgrounds and skill sets, professional experiences, underrepresented classes, and other factors that contribute to the Board having an appropriate range of expertise, talents, diversity, experiences, and viewpoints. The Nominating and Corporate Governance Committee considers the following skills and experiences necessary to the Board: industry knowledge, clinical development expertise, commercialization expertise, manufacturing expertise, financial expertise and capital raising experience, and scientific or medical education and experience, particularly in vaccine-related fields.

While there are no set minimum requirements, a candidate should:

•	be intelligent, thoughtful, and analytical
•	have excelled in both academic and professional settings
•	possess superior business-related knowledge, skills, and experience
•	demonstrate achievement in his or her chosen field
•	reflect the highest integrity, ethics, and character
•	be free of actual or potential conflicts of interest
•	have the ability to devote sufficient time to the business and affairs of the Company
•	demonstrate the capacity and desire to represent the best interests of our stockholders as a whole

In addition to the above criteria (which may be modified from time to time), the Nominating and Corporate Governance Committee may consider such other factors as it deems in the best interests of the Company and its stockholders and that may enhance the effectiveness and responsiveness of the Board and its committees. Finally, the Nominating and Corporate Governance Committee must consider a candidate’s independence to make certain the Board includes at least a majority of “independent” directors to satisfy all applicable independence requirements, as well as a candidate’s financial sophistication and special competencies.

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

The Board adopted a policy in 2005 not to re-nominate a director for re-election if such director has served ten years as a director or has reached 75 years of age, unless circumstances exist which cause the Nominating and Corporate Governance Committee to believe that despite such factors, such a nomination was in the best interest of the Company and its stockholders.

If any existing members do not wish to continue in service or if it is decided not to re-nominate a director, new candidates are identified in accordance with those skills, experience, and characteristics deemed necessary for new nominees, and are evaluated based on the qualifications set forth above. In every case, the Nominating and Corporate Governance Committee meets (in person or telephonically) to discuss each candidate and may require personal interviews before final approval. Once a slate of nominees is selected, the Nominating and Corporate Governance Committee presents it to the full Board.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines that are available on the Company’s website at www.novavax.com.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to each employee, officer, and director, including but not limited to, the Chief Executive Officer and Chief Financial Officer. The Code of Ethics is reviewed at least annually by the Nominating and Corporate Governance Committee. A current copy of the Code Ethics, is available on the Company’s website at www.novavax.com. The Company intends to disclose on its website any future amendments to and waivers of the Code of Ethics that apply to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, and persons performing similar functions.

Stockholder Communications with the Board of Directors

The Board welcomes communications from stockholders and has adopted a procedure for receiving and addressing such communications. Stockholders may send written communications to the entire Board or individual directors, addressing them to:

MAIL	Novavax, Inc. Attention: Corporate Secretary 21 Firstfield Road Gaithersburg, Maryland 20878	EMAIL	ir@novavax.com Mark “Attention: Corporate Secretary” in the “Subject” field

All such communications will be forwarded to the full Board or to any individual director or directors to whom the communication is directed unless the communication is clearly of a marketing nature or is unduly hostile, threatening, illegal, or similarly inappropriate, in which case the Company has the authority to discard the communication or take appropriate legal action.

EXECUTIVE OFFICERS

Our executive officers hold office until the first meeting of the Board following the Annual Meeting of Stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-Laws. The following information outlines our executive officers, their ages and positions as of April 19, 2021, followed by biographical information for each executive officer.

STANLEY C. ERCK	GREGORY M. GLENN, M.D.	JOHN J. TRIZZINO	JOHN A. HERRMANN III
Age 72	Age 67	Age 61	Age 55
President and Chief Executive Officer and Director	President, Research and Development	Executive Vice President, Chief Commercial Officer, Chief Business Officer and Interim Chief Financial Officer	Executive Vice President, Chief Legal Officer and Corporate Secretary

President and Chief Executive Officer and Director	STANLEY C. ERCK

CAREER HIGHLIGHTS

Novavax, Inc.

•     President and Chief Executive Officer of Novavax, Inc. (April 2011 to present)

•     Interim Chief Financial Officer (November 2017 to March 2018)

•     Executive Chairman (February 2010 to April 2011)

Iomai Corporation

•     President and Chief Executive Officer (2000 to 2008, when it was acquired by Intercell AG)

Mr. Erck previously held leadership positions at Procept, a publicly traded immunology company, Integrated Genetics, now Sanofi Genzyme, and Baxter International

EDUCATION • M.B.A., University of Chicago • Bachelor of Science in Economics, University of Illinois

President, Research and Development	Gregory M. Glenn, M.D.

CAREER HIGHLIGHTS

Novavax, Inc.

•     President, Research and Development (March 2016 to present)

•     Senior Vice President, Research and Development (January 2014 to March 2016)

•     Senior Vice President, Chief Medical Officer (January 2011 to January 2014)

•     Senior Vice President and Chief Scientific Officer (June 2010 to January 2011)

Iomai Corporation, which was acquired by Intercell AG in 2008

•     Chief Scientific and Founder

Johns Hopkins University’s School of Public Health

•     Associate in International Health

Walter Reed Army Institute of Research

•     Clinical and Basic Research Scientist

EDUCATION

•     Graduate of the Medical Research Fellowship, Walter Reed Army Institute of Research

•     M.D., Oral Roberts University School of Medicine

•     Bachelor of Arts in Biology and Chemistry, Whitman College

Executive Vice President, Chief Commercial Officer, Chief Business Officer and Interim Chief Financial Officer	John J. Trizzino

CAREER HIGHLIGHTS

Novavax, Inc.

•     Executive Vice President, Chief Commercial Officer and Chief Business Officer (November 2020 to present) and Interim Chief Financial Officer (as of April 2021)

•     Senior Vice President, Chief Business Officer and Chief Financial Officer and Treasurer (March 2018 to November 2020)

•     Senior Vice President, Commercial Operations (March 2014 to March 2018)

•     Senior Vice President, Business Development (August 2010 to September 2011)

•     Senior Vice President, International and Government Alliances (July 2009 to September 2011)

ImmunoVaccine, Inc.

•     Chief Executive Officer (September 2011 to September 2013)

Medimmune, LLC

•    Vice President, Vaccine Franchise

ID Biomedical

•    Senior Vice President, Business Development

Henry Schein, Inc.

•    Vice President, Business Development in the Medical Group

•    Vice President, General Manager, GIV Division

CURRENT DIRECTORSHIPS

•    The Maryland Tech Council

EDUCATION

•    M.B.A., New York University

•    Bachelor of Science, Long Island University, CW Post

Executive Vice President, Chief Legal Officer and Corporate Secretary	John A. Herrmann III

CAREER HIGHLIGHTS

Novavax, Inc.

•     Executive Vice President, Chief Legal Officer and Corporate Secretary (June 2020 to present)

•     Senior Vice President, General Counsel and Corporate Secretary (June 2014 to June 2020)

•     Vice President, General Counsel and Corporate Secretary (March 2012 to June 2014)

•     Executive Director, Legal Affairs and Corporate Secretary (April 2010 to March 2012)

Ore Pharmaceuticals

•     General Counsel

Gene Logic

•     Deputy General Counsel (prior to Gene Logic becoming Ore Pharmaceuticals)

Celera Genomics

•     Senior Counsel

Baxter Healthcare

•     Senior Corporate Counsel, Renal Division

EDUCATION

•     J.D., University of Illinois

•     Bachelor of Arts. in Political Science and History, Brown University

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

The Compensation Discussion and Analysis (the “CD&A”) discusses the compensation of our five executive officers for 2020 (each a “Named Executive Officer” or an “NEO”):

NEO	Title
Stanley C. Erck	President and Chief Executive Officer
Gregory F. Covino(1)	Former Executive Vice President, Chief Financial Officer and Treasurer
Gregory M. Glenn, M.D.	President, Research and Development
John J. Trizzino	Executive Vice President, Chief Commercial Officer, Chief Business Officer and Interim Chief Financial Officer
John A. Herrmann III	Executive Vice President, Chief Legal Officer and Corporate Secretary

(1) Effective April 12, 2021, Mr. Covino stepped down from his position as our Executive Vice President, Chief Financial Officer and Treasurer and will remain with the Company as an executive advisor. As of this same date, Mr. Trizzino was appointed interim Chief Financial Officer of the Company.

The CD&A reviews:

•      the Company’s executive compensation philosophy

•      the objectives and operation of the compensation program

•      how compensation was set for 2020

•      the various elements of compensation paid to the executive officers for services during 2020.

EXECUTIVE COMPENSATION PROGRAM

Our executive compensation program is designed to attract, retain, and reward highly qualified executives in an extremely competitive recruitment and retention market to achieve the Company’s mission, vision, and goals. We maintain a compensation philosophy that rewards Company performance as it relates to key performance goals.

The Compensation Committee believes the components of our executive compensation program provide the tools needed to deliver performance-vesting compensation to retain and reward high-performing executives, align with general industry practices, and benefit our stockholders.

2020 Performance Highlights

2020 was an extraordinary year beset by profound challenges and uncertainty. We confronted challenges retaining remaining employees, including senior team members, following, in 2019, disappointing Phase 3 clinical trial results for ResVax for prevention of RSV disease in infants via maternal immunization and the sale of manufacturing assets and capabilities to Catalent Biologics’ Paragon Gene Therapy unit (including the transfer of leases to two Novavax product development and manufacturing facilities and over 100 Novavax employees). Following the emergence of the COVID-19 pandemic, the Board determined to focus Novavax on developing a COVID-19 vaccine and to seek to retain the team necessary to advance these efforts. Despite the impediments created by the COVID-19 pandemic and the company-specific challenges we faced entering 2020, we produced remarkable operational results in 2020, resulting in significant value creation for our stockholders. The Compensation Committee believes that the 2020 compensation of all our employees, including our Named Executive Officers, is appropriate not only due to the achievement of critical milestones under exceedingly difficult conditions, but also because it serves to continue to encourage their extraordinary efforts towards the achievement of our key priorities and anticipated milestones in 2021 and beyond. Over the past year, we leveraged our years of vaccine expertise to help global health authorities address, control and eradicate the SARS-CoV-2 virus. These efforts are reflected by the following highlights:

We responded to the COVID-19 pandemic at an unprecedented pace, engineering a recombinant protein subunit-based vaccine, NVX-CoV2373, within one month of the SARS-CoV-2 sequence being published in early 2020.

We successfully secured over $2 billion of funding from partners including the Coalition for Epidemic Preparedness (CEPI), the Bill and Melinda Gates Foundation, and the U.S. government through both Operation Warp Speed and the Department of Defense.

We advanced our coronavirus vaccine candidate (“NVX-CoV2373”) through various clinical trials including into three efficacy trials globally, as well as scaled our manufacturing capabilities.

Over the course of 2020, our employee base grew at a rapid pace. We began 2020 with approximately 150 employees and ended the year with almost 700 employees globally.
We acquired Novavax CZ (formerly, Praha Vaccines, a.s.) in the Czech Republic, including a 150,000-square foot state of the art vaccine and biologics manufacturing facility and other support buildings, along with the existing employees and all related and required infrastructure.

Throughout 2020 and continuing into 2021, we built a global supply chain comprised of manufacturing sites and partners across over 10 countries. Through these efforts, our projected manufacturing capacity is over 2 billion annualized doses.

We secured licensing agreements in 2020 and early 2021 with the Serum Institute of India (Serum), SK bioscience, and Takeda Pharmaceutical Company Limited (Takeda) for supply of NVX-CoV2373 in India, South Korea and Japan, respectively.

We successfully demonstrated remarkable results in terms of NVX-CoV2373’s safety and efficacy. In our U.K. Phase 3 clinical trial initiated in September 2020, we demonstrated 96% efficacy against the original strain of COVID-19 and 86% efficacy against the B.1.1.7 variant strain. In volunteers 65 years of age and older, 10 cases of COVID-19 were observed, with 90% of those cases occurring in the placebo group.

We gathered critical data from our Phase 2b clinical trial initiated in South Africa in August 2020, when the B.1.351 variant was widely circulating. In this trial, we demonstrated efficacy of 55% in the portion of the study population that was HIV-negative, as well as efficacy of 49% in the overall trial population. There were no severe cases of disease in the vaccine arms of our U.K. Phase 3 or South Africa Phase 2b trials.

In late 2020, we initiated our PREVENT-19 pivotal Phase 3 trial in the U.S. and Mexico, and in early 2021, we completed enrollment in a diverse study population of 30,000 participants underscoring our commitment to serving diverse populations.

2020 Pay Decisions

In early 2020, Novavax faced substantial challenges. When the COVID-19 pandemic hit, we decided to pivot to developing a COVID-19 vaccine, despite our very limited resources and the high level of risk inherent in the undertaking.

During 2020, we maintained an executive compensation program designed to provide incentives that were necessary to retain key employees to avoid disruption to the Company’s important work around COVID-19, as described above. In April 2020, in acknowledgment of the extraordinary work of our employees to implement a new vaccine program against SARS-CoV-2, our Compensation Committee approved a grant of performance-vesting equity awards to our employees, including a grant of stock options to our Named Executive Officers. Our Compensation Committee will continue to monitor our executive compensation program and consider further changes as our business continues to evolve in the future, including a focus on including financial metrics in our annual incentive plan as we expand our commercial operations.

We conducted our most recent advisory vote on executive compensation at our 2020 Annual Meeting of Stockholders. Our Board and our Compensation Committee value the opinions of our stockholders. Close attention was given to the outcome of this vote even though it is non-binding. Approximately 88% of the votes cast on the advisory vote on executive compensation were in favor of our Named Executive Officer compensation as disclosed in our 2020 proxy statement.

We continued our stockholder outreach in late 2020 to discuss topics related to our business, corporate governance, and executive compensation. Stockholder feedback is important, and the information we glean from these engagements is highly valued. Certain of our stockholders had previously expressed a preference for performance-vesting long-term compensation (as compared to time-vesting). Accordingly, as further discussed below in this CD&A, consistent with 2019, in April 2020 the Compensation Committee awarded performance-vesting awards to our executive officers.

OBJECTIVES OF THE EXECUTIVE COMPENSATION PROGRAM

The Compensation Committee believes the compensation for our executive officers should be designed to attract, motivate, incentivize and retain highly qualified executive officers responsible for the success of Novavax and should be determined within a framework that rewards performance and aligns the interests of the executive officers with the interests of the Company’s stockholders.

Within this overall philosophy, the Compensation Committee’s objectives are to:

Attract and retain highly qualified executives	Reward executives for meeting strategic goals and objectives	Reward strong individual performance	Align executives’ interests with those of our stockholders

Attract and Retain Highly Qualified Executives

Our executive compensation program is designed to attract, motivate, and retain, from a limited pool of resources, individuals who are highly experienced with proven records of success, and to provide total compensation that is competitive with Company peers within the biotechnology and pharmaceutical industries.

Reward Executives for Meeting Strategic Goals and Objectives of the Company

The Compensation Committee believes a significant portion of an executive officer’s total compensation should reflect overall Company performance. The executive compensation program rewards the Company’s executive officers for achieving specified corporate performance goals, as well as goals that fall within their individual functional areas. Incentives are based on meeting criteria in each of these categories and reflect the executive officer’s overall contribution to the Company. As described above, because of the unprecedented and dedicated activity of the Company’s employees related solely to the development of NVX-CoV2373, the Company’s vaccine candidate against SARS-CoV2, on a global scale, the strategic goals for purposes of our executive compensation plans centered around this main Company objective.

Align Executives’ Interests with Those of Our Stockholders

The Compensation Committee believes that Novavax’s long-term success depends upon aligning executives’ and stockholders’ interests. To support this objective, Novavax provides executive officers with the opportunity to receive equity grants in various forms. The Compensation Committee granted equity awards to our Named Executive Officers in April 2020 in the form of performance-vesting stock options and in December 2020 in the form of time-vesting stock options and RSUs. We consider grants of stock options to align the interests of our executives with our stockholders’ interest because value is created in such grants when the value of the Company’s common stock, par value $0.01 (the “Common Stock”) appreciates after the grant. We also view RSUs granted to our executive officers as important incentives, designed to encourage retention and stock ownership.

In April 2020, our NEOs (other than Mr. Covino, who was not then employed by the Company) received performance-vesting stock options that became eligible to vest upon the initiation of a Phase 2 clinical trial of the Company’s vaccine candidate against SARS-CoV-2 and will vest 50% on August 24, 2021 and 50% on August 24, 2022, the first and second anniversaries of such initiation, subject to the executive officer’s continued service through the vesting date.

In December 2020, our NEOs (other than Mr. Covino, who was not eligible for an annual grant and who received equity awards in connection with his appointment) received the following equity awards:

(i)	time-vesting RSU grants that will vest in equal annual installments on the first, second, and third anniversary of the grant date, subject to continued service through the vesting date;
(ii)	time-vesting stock options that vest as to 25% on the first anniversary of the grant date, and as to the remaining 75% in equal monthly installments over the following three years, subject to continued service through the vesting date, as further discussed in the section entitled “Elements of Compensation – Equity Awards” below.

For a discussion of all equity grants made to our NEOs during 2020, see “Equity Awards” below.

OVERSIGHT AND OPERATION OF THE EXECUTIVE COMPENSATION PROGRAM

The Compensation Committee is appointed by the Board to assist in the development, review and approval of the compensation of the Company’s directors, officers, and employees, as well as the development and administration of the Company’s compensation plans. For details on the Compensation Committee’s oversight of the executive compensation program, see the section titled “Information Regarding the Board and Corporate Governance Matters — Compensation Committee” beginning on page 8 of this Form 10-K Amendment.

The Chief Executive Officer (the “CEO”) evaluates and provides to the Compensation Committee performance assessments and compensation recommendations for each executive officer other than himself. The Chairman of the Board evaluates the CEO’s performance and makes compensation recommendations for the CEO to the Compensation Committee. The Compensation Committee considers the CEO’s and the Chairman’s recommendations, information provided by the Human Resources team, and advice provided by its compensation consultant in its deliberations regarding executive compensation and recommends to the Board the compensation of the executive officers based on such deliberations. The Board determines executive compensation based on the recommendation of the Compensation Committee. In 2020, the CEO and the Executive Vice President, Chief Human Resources Officer generally attended Compensation Committee meetings, but were not present for executive sessions or any discussion of their own compensation.

PROCESS FOR SETTING EXECUTIVE COMPENSATION

Generally, compensation packages for each executive officer are analyzed and discussed separately at the first Compensation Committee meeting each year. Prior to that meeting, an independent compensation consultant performs a comprehensive competitive analysis on the compensation package for each executive officer. In September 2016, the Compensation Committee retained Radford, a part of the Total Rewards practice at Aon plc (“Radford”), to conduct annual analyses of each executive’s compensation and provide ongoing compensation support. In the fourth quarter of 2020, Radford completed a thorough competitive analysis for 2021 executive compensation, and this analysis was used by the Compensation Committee to inform decisions made regarding the type and amount of equity granted to executive officers in December 2020.

Survey Data

When determining overall compensation for 2020, the Compensation Committee reviewed analysis based on a combination of compensation survey data and peer group data provided by Radford, with survey data provided through the Radford Global Life Sciences Survey (the “Survey”). The Survey provides total compensation and practices data for more than 900 life sciences companies and more than 600,000 individuals. Global market data is available for 50 countries and positions at the executive, management, professional, sales, and support levels, as well as overall compensation practices. Target industries include biotechnology, pharmaceutical, diagnostic and clinical research organizations. In 2018, Radford used a customized selection of Survey data comprised of public biopharmaceutical companies with 100-1,000 employees and a market capitalization of $200M-$1.5 billion to better align the Survey data with Novavax’s compensation programs.

Radford benchmarks each executive officer’s current compensation against the 50th percentile of the Survey and available peer group data. The Compensation Committee believes this is a common reference point among biotechnology companies similar in size to Novavax. The Company remains competitive by targeting the 50th percentile of the Survey data.

Peer Data

The Compensation Committee also considered peer group data in making its executive compensation decisions in 2020. In doing so, the Compensation Committee used comparative compensation information from a relevant peer group of companies (the “Peer Group”). The Compensation Committee selected the companies in the Peer Group with the assistance of Radford based on factors including, but not limited to, the following:

•	industry sector

•	stage of development

•	market capitalization

•	business focus

•	employee headcount

The Peer Group utilized in 2020 consists of the following 17 companies, all with a market cap up to approximately 3x of Novavax’s market capitalization as of September 17, 2020:

• Acceleron Pharma	• Emergent BioSolutions	• Moderna
• Alnylam Pharmaceuticals	• Exelixis	• Nektar Therapeutics
• BioMarin Pharmaceutical	• FibroGen	• Neurocrine Biosciences
• bluebird bio	• Immunomedics	• Sarepta Therapeutics
• ChemoCentryx	• Inovio Pharmaceuticals	• United Therapeutics
• Dynavax Technologies	• Ionis Pharmaceuticals

Internal Equity

The Compensation Committee considers internal equity when determining executive compensation to ensure the Company is fair in its compensation practices across roles similar in scope and level of responsibility.

Independent Compensation Analysis

As required by rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Compensation Committee engaged Radford after assessing Radford’s independence. Based upon this assessment, it was determined the engagement of Radford did not raise any conflicts of interest or similar concerns. The Compensation Committee assesses Radford’s independence and potential conflicts of interest on a regular basis, no less than annually.

Radford was authorized by the Compensation Committee to work with certain executive officers of the Company, as well as other employees in the Company’s Human Resources, Legal, and Finance departments in connection with Radford’s work on behalf of the Compensation Committee.

WHAT THE COMPENSATION PROGRAM IS DESIGNED TO REWARD

Company Performance

The executive compensation program is designed to reward both individual and Company performance. Because of the key roles the executive officers play in the success of the Company, a significant portion of the achievement of corporate goals is reflective of the executive officers’ individual performance. Accordingly, a significant portion of an executive officer’s total compensation package is based on the Company’s performance and the achievement of certain corporate goals. During 2020, in recognition of the unprecedented and dedicated activity of the Company’s employees related solely to the development of NVX-CoV2373, the Company’s vaccine candidate against SARS-CoV2, on a global scale, the Board determined that traditional corporate objectives would not be set and instead set a single corporate objective to develop NVX-CoV2373 (“2020 Objective”). This 2020 Objective is described below under “2020 Performance and Outcomes.”

Individual Performance

Typically, the CEO recommends individual performance goals and objectives for executive officers other than himself at the beginning of the year, and, in the first quarter of the following year, reviews each executive officer’s achievement of specific performance goals and objectives. Because of his key role in the overall success of the Company, the CEO’s performance goals and objectives typically are the same as the Company’s performance goals. As described above, for 2020, all our NEOs’ incentive compensation was based entirely on achievement of the 2020 Objective and the discretion of the Compensation Committee.

2020 PERFORMANCE AND OUTCOMES

During the first quarter of 2021, the Compensation Committee reviewed the Company’s performance related to the 2020 Objective. The following table summarizes its conclusions regarding this objective:

2020 Objective	Weight	Achievement	Percent	Explanation
Development of NVX- CoV2373	100%	Exceeded objective	150%

  Over $2B in funding secured

  Acquired Novavax CZ

  Established global supply chain of 2B potential doses of NVX-CoV2373 at full production capacity

  Over 50,000 participants enrolled in COVID-19 clinical trials

  Onboarded approximately 525 employees globally, representing a 311% growth rate

  Successful UK Phase 3 NVX-CoV2373 results that met primary endpoint and key secondary endpoints

  Successful South African Phase 2b NVX-CoV2373 results that met primary endpoint

Total	100%		150%

ELEMENTS OF COMPENSATION

The Compensation Committee believes the most effective executive compensation program is one that:

•	provides a competitive base salary

•	rewards the achievement of established annual and long-term goals and objectives

•	provides an incentive for retention

For this reason, the executive compensation program is comprised of three primary elements:

(i)	base salary

(ii)	an incentive cash bonus program

(iii)	equity awards

The Compensation Committee believes these three elements are the most effective combination to motivate and retain executive officers.

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

The base salaries for the NEOs as of December 31, 2020 were:

Executive	Base Salary ($)	Percentage Increase in Base Salary from December 31, 2019
Stanley C. Erck	662,000	3.0%
Gregory F. Covino(1)	440,000	—
Gregory M. Glenn, M.D.	487,000	3.0%
John J. Trizzino(2)	430,000	9.3%(2)
John A. Herrmann III(3)	415,000	8.8%(3)

(1)	Mr. Covino was hired as the Company’s Executive Vice President, Chief Financial Officer and Treasurer in November 2020. His base salary was determined after reviewing the Survey.

(2)	In June 2020, the Board approved Mr. Trizzino’s promotion to Executive Vice President, Chief Business Officer and Chief Financial Officer. Mr. Trizzino’s additional responsibilities in his new role, along with the growth of the Company and the related increase in the complexity of the chief financial officer and chief business officer position, his individual performance, and a review of the Survey data, were factors used by the Compensation Committee in its decision to increase his base salary on July 1, 2020. On November 7, 2020, upon Mr. Covino’s acceptance of his offer letter and employment agreement, the Company determined that Executive Vice President John J. Trizzino would transition from his role of Chief Financial Officer and take on the newly created role of Chief Commercial Officer, in addition to continuing his role as Chief Business Officer, effective November 16, 2020.

(3)	In June 2020, the Board approved Mr. Herrmann’s promotion to Executive Vice President, Chief Legal Officer and Corporate Secretary. Mr. Herrmann’s additional responsibilities for his new role, including overseeing the Company’s global program management and business development departments beginning in June 2020, along with the growth of the Company and the complexity of his new position, his individual performance, and a review of the Survey data, were factors used by the Compensation Committee in its decision to increase his base salary on July 1, 2020.

Incentive Cash Bonus Program

The incentive cash bonus program is designed to motivate and reward executive officers for the achievement of specific corporate and, for our executive officers other than our CEO, individual objectives. As described below, for purposes of 2020 bonuses, individual objectives were not taken into account. The purpose of the incentive cash bonus program is to align company, departmental, and individual goals throughout the Company and to provide an incentive that further ties compensation to individual contribution and teamwork.

As described above, for 2020, in recognition of the unprecedented and dedicated activity of the Company’s employees related solely to the development of NVX-CoV2373, the Company’s vaccine candidate against SARS-CoV2, on a global scale, the Board determined that traditional corporate objectives would not be set and instead set a single corporate objective, the 2020 Objective, to develop this vaccine, as described above. In reviewing the Company’s achievement against the 2020 Objective during the first quarter of 2021, the Compensation Committee determined that the 2020 Objective was achieved at a level of 150% of target, based on the achievements described above under “2020 Performance and Outcomes”.

A target bonus for each named executive officer is set at a percentage of the executive officer’s base salary, with such percentages being based on market data, although the ultimate amount of any bonus payout is at the discretion of the Compensation Committee. The Compensation Committee believes the higher the individual’s position within Novavax, the more closely his or her bonus award should be tied to the Company’s success.

The 2020 NEO bonus targets, which remained unchanged from 2019, and actual incentive cash bonus awards received, based on the achievement of the 2020 Objective, as described above, were as follows:

Executive	Bonus Target as Percentage of Base Salary	Incentive Cash Bonus Award Received ($)
Stanley C. Erck	60.0%	591,463
Gregory F. Covino(1)	40.0%	33,000
Gregory M. Glenn, M.D.	50.0%	362,582
John J. Trizzino	40.0%	249,535
John A. Herrmann III	40.0%	241,705

(1)	Mr. Covino was hired as the Company’s Executive Vice President, Chief Financial Officer and Treasurer in November 2020. For 2020, Mr. Covino’s annual bonus was pro-rated for the portion of the year he was employed by the Company.

Equity Awards

Equity awards are a fundamental incentive element in the Company’s executive compensation program because they emphasize long-term performance, as measured by creation of stockholder value, and foster a commonality of interest between stockholders and key executives. In addition, they are crucial to a competitive compensation program for executive officers because they act as a powerful retention tool. Most importantly, given the significant and high potential outcome the Company faces around its development of NVX-CoV2373, its vaccine candidate for the SARS-CoV-2 virus responsible for the COVID-19 pandemic, as well as the ongoing efforts to attain licensure for its nanoparticle seasonal quadrivalent influenza vaccine candidate (“NanoFlu™” vaccine), the Compensation Committee believes that equity awards create appropriate incentives for rewarding our executives for increases in stock performance as a result of our efforts towards improved global health and align the executives’ interests with those of our stockholders.

In the case of stock options, the executive officers are further motivated by the potential appreciation in stock price above the exercise price of the stock options. To encourage continued employment, equity grants to executive officers, other than retention- and performance-vesting grants, typically require the executive to remain an employee of the Company for three or four years before the award is fully vested. In addition, the Compensation Committee may grant equity awards that vest as the Company achieves certain performance milestones. The Compensation Committee believes it is important to tie the long-term benefit potentially realizable by the executive to a long-term commitment with Novavax.

Annual equity grants are awarded to executive officers at the discretion of the Board upon a recommendation by the Compensation Committee or at the discretion of the Compensation Committee pursuant to the authority delegated by the Board. In making its recommendations or determinations, the Compensation Committee considers Company performance, competitive data, and the individual’s scope of responsibility and continuing performance. With guidance from Radford based on its analysis of competitive data, annual equity awards were awarded to all eligible employees including the NEOs, in December 2020.

 The following table contains information about the grant, vesting, and forfeiture of outstanding performance-vesting awards as of December 31, 2020:

	Number of S	hares
Non-vested at December 31, 2016	55,000
Granted	―
Vested	―
Forfeited	(6,250)
Non-vested at December 31, 2017	48,750
Granted	―
Vested	―
Forfeited	―
Non-vested at December 31, 2018	48,750
Granted	38,758
Vested	―
Forfeited	(31,009)
Non-vested at December 31, 2019	56,499
Granted	830,000
Vested	(40,243)
Forfeited	(16,256)
Non-vested at December 31, 2020	830,000

Stock Options

In April 2020, in acknowledgment of the extraordinary work of our employees to implement a new vaccine program against SARS-CoV-2, our Compensation Committee approved a grant of performance-vesting stock options to our employees, including to our NEOs (other than Mr. Covino, who was not then employed by the Company). The stock options vest subject to the satisfaction of a performance-based vesting requirement, followed by time-based vesting. The performance metric required the Company to initiate a COVID-19 Phase 2 clinical trial within twelve (12) months of the grant date, which occurred when the Company initiated its Phase 2 clinical trial of NVX-CoV2373 in the U.S. on August 24, 2020. As a result of the attainment of the performance objective, fifty percent (50%) of the shares underlying the stock option will vest on August 24, 2021, the first anniversary of the initiation date, and the remaining fifty percent (50%) of the shares underlying the stock option will vest on August 24, 2022, the second anniversary of the initiation date, in each case subject to continued service with the Company through such vesting date. The following table contains the performance-vesting stock options granted to each NEO:

Executive	Performance-Vesting Stock Options
Stanley C. Erck	400,000
Gregory F. Covino (1)	―
Gregory M. Glenn, M.D.	165,000
John J. Trizzino	140,000
John A. Herrmann III	125,000

(1)	Mr. Covino was hired as the Company’s Executive Vice President, Chief Financial Officer and Treasurer in November 2020.

In November 2020, the Board granted 8,200 time-vesting stock options to Mr. Covino pursuant to his appointment as the Company’s Executive Vice President, Chief Financial Officer, and Treasurer. The stock options will vest as to 25% of the shares underlying the option on the first anniversary of the grant date and as to the remaining 75% in equal monthly installments over a three-year period subject to continued service with the Company through such vesting date.

In December 2020, the Compensation Committee awarded to each Named Executive Officer, other than Mr. Covino, an option to purchase Common Stock. The stock options vest as to 25% of the shares underlying the option on the first anniversary of the grant date and as to the remaining 75% in equal monthly installments over a three-year period, subject to continued service with the Company through the applicable vesting date. The following table contains the time-vesting stock options granted to each NEO:

Executive	Time-Vesting Stock Options
Stanley C. Erck	41,700
Gregory F. Covino (1)	―
Gregory M. Glenn, M.D.	18,700
John J. Trizzino	9,500
John A. Herrmann III	12,700

(1)	Mr. Covino was hired as the Company’s Executive Vice President, Chief Financial Officer and Treasurer in November 2020, and was therefore not eligible for an annual equity grant.

Restricted Stock Units

In June 2020, the Compensation Committee awarded Mr. Trizzino 2,500 time-vesting RSUs in connection with his promotion to Executive Vice President, Chief Business Officer and Chief Financial Officer and his assumption of additional responsibilities for his new role; and awarded Mr. Herrmann 2,500 time-vesting RSUs in connection with his promotion to Executive Vice President, Chief Legal Officer and Corporate Secretary and his assumption of additional responsibilities for his new role. The RSUs vest in three equal annual installments on the first three anniversaries of the date of grant, in each case subject to continued service with the Company through the applicable vesting date.

In November 2020, the Board awarded Mr. Covino 7,300 time-vesting RSUs in connection with his appointment as the Company’s Executive Vice President, Chief Financial Officer, and Treasurer. The RSUs vest in three equal annual installments on the first three anniversaries of the date of grant, in each case subject to continued service with the Company through the applicable vesting date.

In December 2020, the Compensation Committee recommended to the Board to include the executive officers in our annual grant process in order to further promote the retention of key leadership talent to support the Company’s 2020 Objective. In December 2020, the Board awarded the executive officers time-vesting RSUs that vest in three equal annual installments on the first three anniversaries of the date of grant, subject to continued service with the Company through the applicable vesting date. The following table contains the RSUs granted to each NEO:

Executive	Time-Vesting RSUs
Stanley C. Erck	20,900
Gregory F. Covino (1)	―
Gregory M. Glenn, M.D.	9,300
John J. Trizzino	4,800
John A. Herrmann III	6,300
(1)	Mr. Covino was hired as the Company’s Executive Vice President, Chief Financial Officer and Treasurer in November 2020, and was therefore not eligible for an annual equity grant.

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

Perquisites and Other Personal Benefits

The Company does not have any executive perquisite programs. From time to time, on a limited or exception basis, it may decide to provide other benefits that are related to a business purpose or are customary among peer public companies that may otherwise be considered perquisites. All of the NEOs are eligible to participate in the Company’s benefit plans offered to all employees, including health, dental and vision insurance, a prescription drug plan, flexible spending accounts, short- and long-term disability, life insurance, and a 401(k) plan. The NEOs are also eligible to participate in the Company’s Amended and Restated 2013 Employee Stock Purchase Plan (the “ESPP”).

Employment Agreements and Severance Benefits

As of December 31, 2020, the Company had employment agreements in place with all of the NEOs. The employment agreements provide for certain payments if the NEO is terminated by the Company without cause or leaves for good reason. The terms of these agreements are described in greater detail in the section titled “Overview of Employment and Change in Control Agreements.” All of the NEOs are “at will” employees.

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

Tax and Accounting Implications

Section 162(m) limits to $1 million the amount a company may deduct for compensation paid to certain current and former executive officers, subject to certain limited exceptions. The Compensation Committee believes its primary responsibility is to provide a compensation program that attracts, retains and rewards the executives necessary for our success. Accordingly, the Compensation Committee has authorized, and will continue to authorize, compensation arrangements that are not deductible in whole or in part. The Compensation Committee may consider the accounting implications of significant equity-related compensation decisions.

Prohibition on Hedging and Pledging Our Common Stock

Our insider trading policy prohibits all directors, officers and other employees from engaging in hedging of Common Stock or similar transactions that transfer to another, in whole or in part, any of the economic consequences of ownership of Common Stock, such as put and call options and short and long sales, convertible debentures or preferred stock and debt securities (debentures, bonds and notes). Further, our insider trading policy provides that no director, executive officer or vice president may engage in any transaction involving pledging of Common Stock.

Compensation Risk Assessment

The Compensation Committee regularly reviews the Company’s compensation and benefits programs, policies and practices, including its executive compensation program and its incentive-based compensation programs for its executive officers, to determine whether such programs, policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. Our compensation and governance-related policies are enhanced by our clawback policy, described in the section titled “Elements of Compensation — Clawback Policy” on page 31 of this Form 10-K Amendment, as well as a policy prohibiting hedging and pledging of our securities by our directors and officers, including our NEOs. Based on its assessment, the Compensation Committee does not believe that our compensation programs, policies and practices, in conjunction with our existing processes and controls, create risks that are reasonably likely to have a material adverse effect on our business and operations.

Compensation Committee Interlocks and Insider Participation

During 2020, Dr. Douglas, Ms. King, Mr. McManus, Mr. Mott and Dr. Young served as members of the Compensation Committee. None of the members of the Compensation Committee were at any time during 2020 an employee or executive officer of Novavax.

No executive officer of the Company currently serves, or during 2020 served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

Stockholder Outreach

Active stockholder outreach and interaction is paramount to Novavax’s investor relations strategy. Consistent with that, Novavax attended nine investor conferences in 2020, the majority of which included presentations and opportunities to meet with institutional investors in virtual one-on-one settings. Novavax further conducted one non-	STOCKHOLDER OUTREACH FORUMS
• Nine investor conferences, with presentations and one-on-one meetings with institutional investors • One non-deal roadshow in the U.S.

deal roadshow in the U.S.. Novavax holds an annual stockholder day in the second quarter. In total, Novavax conducted over 200 individual calls or meetings with buy-side investors and had over 20 interactions with sell-side analysts in 2020. The Company believes these interactions are central to communicating Novavax’s investment opportunity, corporate strategy, milestones and goals, and to obtaining feedback directly from the investment community.	• Eight events hosted by sell-side analysts, including panels, forums, and group calls • Our Annual Stockholder Day

IN TOTAL, IN 2020, WE CONDUCTED:
• Over 200 individual calls and/or meetings with buy-side investors • Over 20 interactions with sell-side analysts

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K Amendment.

COMPENSATION COMMITTEE

David M. Mott, Chair

Richard H. Douglas, Ph.D.

Rachel K. King

Margaret G. McGlynn, R. Ph.

Michael A. McManus, Jr., J.D.

This Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 except to the extent that Novavax specifically incorporates this information by reference and shall not otherwise be deemed filed under the Securities Act of 1933 and the Securities Exchange Act of 1934 and shall not be deemed soliciting material.

2020 CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, the following information describes the relationship of the annual total compensation of our employees and the annual total compensation of Stanley C. Erck, our President and Chief Executive Officer (our “CEO”).

For 2020:

	2020 Annual Total Compensation ($)	Pay Ratio Estimate
Mr. Erck, our Chief Executive Officer	48,086,018
The median of all employees, other than Mr. Erck	400,755
		120:1

To identify its median employee and determine the annual total compensation of that median employee and the CEO:

•	The Company determined that, as of December 31, 2020, its employee population consisted of approximately 691 individuals, with approximately 390 employees based in the United States, 232 employees located in the

Czech Republic, and 69 employees located in Sweden. All employees are included, whether employed as full-time, part-time, temporary, or seasonal employees, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2020.

•	We identified our median employee by reviewing compensation data reflected in payroll records consisting of base salary and annual cash incentive payments, which was consistently applied to all employees included in the calculation. Base salary and annual cash incentive payments were used because they represent the Company’s principal broad-based compensation elements.

•	No cost-of-living adjustments were made in identifying the median employee. For compensation of employees located in Sweden and the Czech Republic, the exchange rate used was the same as for financial statement translation purposes at December 31, 2020.

•	After identifying the median employee, all of the elements of such employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, were totaled, resulting in annual total compensation of $400,755. With respect to the annual total compensation of the CEO, the Company used the amount reported in the “Total” column of the Summary Compensation Table included in this Form 10-K Amendment.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of our NEOs for the fiscal years ended December 31, 2020, 2019, and 2018.

Name and Principal Position	Year	Salary(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Stanley C. Erck President and CEO	2020	657,181	2,710,730	44,115,244	591,463	11,400	48,086,018
	2019	642,720	431,631	986,660	366,351	11,200	2,438,562
	2018	638,040	―	3,509,358	―	11,000	4,158,398
Gregory F. Covino(6) Former EVP, Chief Financial Officer and Treasurer	2020	55,000	661,745	659,967	33,000	8,032	1,417,774
	2019	―	―	―	―	―	―
	2018	―	―	―	―	―	―
Gregory M. Glenn, M.D. President, Research and Development	2020	483,443	1,206,210	22,859,741	362,582	11,400	24,923,376
	2019	470,453	348,306	819,421	225,818	11,200	1,875,198
	2018	460,125	―	1,131,189	79,142	11,000	1,681,456
John J. Trizzino EVP, Chief Commercial Officer, Chief Business	2020	415,892	831,410	19,819,717	249,535	11,400	21,327,954
	2019	390,701	330,831	584,103	150,421	9,546	1,465,602
	2018	378,078	―	890,700	53,498	7,500	1,329,776

Officer and Interim Chief Financial Officer
John A. Herrmann III EVP, Chief Legal Officer and Corporate Secretary	2020	402,842	1,025,960	18,924,907	241,705	11,400	20,606,814
	2019	378,591	329,470	488,397	145,758	11,200	1,353,416
	2018	362,695	―	712,560	51,321	11,000	1,137,576

(1)	Includes amounts earned, but deferred at the election of the NEO, such as salary deferrals under the Company’s 401(k) plan.
(2)

The amount reported in this column represents the grant date fair value of time-vesting RSUs granted to our NEOs in 2019 and 2020 and performance-vesting RSUs granted to our NEOs in 2019. The grant date fair value was calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 13 to Company’s consolidated financial statements for the year ended December 31, 2020, included in the Original Report. The grant date fair values of the performance-vesting RSUs granted in 2019 as reported in the table above are based on the probable outcome of the performance conditions associated with the RSUs on the grant date, which is the same value as if all applicable performance milestones associated with the RSUs were achieved at maximum levels.

(3)

The amount reported in this column represents the grant date fair value of time-vesting stock options and SARs granted to our NEOs in 2018 and 2019 and time-vesting and performance-vesting stock options granted to our NEOs in 2020. The grant date fair value was calculated in accordance with FASB ASC Topic 718 assuming all contingent awards were granted on a non-contingent basis. Assumptions used in the calculation of this amount are included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the Original Report. The grant date fair values of the performance-based stock options granted in 2020 as reported in the table above are based on the probable outcome of the performance condition associated with the stock options on the measurement date under FASB ASC Topic 718, which assumes the performance condition is satisfied in full. The amount included for awards granted in 2020 also includes the incremental fair value, determined under ASC Topic 718, associated with the contingency with respect to the contingent-based awards granted in 2019 having been satisfied.

(4)	Represents annual performance bonuses awarded in 2020, 2019, and 2018 under the Company’s incentive cash bonus program. For a description of the incentive cash bonus program, see page 28 in the CD&A.
(5)

For 2020, All Other Compensation consisted of (i) employer matching contributions to the Company’s 401(k) plan for Messrs. Erck, Covino, Trizzino, and Herrmann, and Dr. Glenn; and (ii) for Mr. Covino this amount includes a commuting allowance of $3,500 per month, grossed up to $8,032 in total, to cover Mr. Covino’s tax liability for such commuting allowance.

(6)	Mr. Covino was appointed as Executive Vice President, Chief Financial Officer and Treasurer effective November 16, 2020. Effective April 12, 2021, Mr. Covino stepped down from his position as our Executive Vice President, Chief Financial Officer and Treasurer and will remain with the company as an executive adviser.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information with respect to option awards and other plan-based awards granted to our NEOs during the fiscal year ended December 31, 2020:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Target ($)	Maximum ($)	Grant Date	Target (#)	Units (#)	Options (#)	Awards(2) ($/Sh)	Awards(3) ($)
Stanley C. Erck	393,827	591,463
			12/14/2020	—	—	41,700(4)	129.70	4,808,977
			12/14/2020	—	20,900(5)	—	—	2,710,730
			4/17/2020	400,000(6)	—	—	19.08	31,664,800
			9/26/2019	—	—	100,000(4)	5.95	7,641,467
Gregory F. Covino	22,000	33,000
			11/16/2020	—	7,300(5)	—	—	661,745
			11/16/2020	—	—	8,200(4)	90.65	659,967
Gregory M. Glenn, M.D.	241,425	362,582
			12/14/2020	—	—	18,700(4)	129.70	2,156,544
			12/14/2020	—	9,300(5)	—	—	1,206,210
			4/17/2020	165,000(6)	—	—	19.08	13,061,730
			9/26/2019	—	—	100,000(4)	5.95	7,641,467
John J. Trizzino	165,750	249,535
			12/14/2020	—	—	9,500(4)	129.70	1,095,570
			12/14/2020	—	4,800(5)	—	—	622,560
			6/25/2020	—	2,500(5)	—	—	208,850
			4/17/2020	140,000(6)	—	—	19.08	11,082,680
			9/26/2019	—	—	100,000(4)	5.95	7,641,467
John A. Herrmann III	160,576	241,705
			12/14/2020	—	—	12,700(4)	129.70	1,464,605
			12/14/2020	—	6,300(5)	—	—	817,110
			6/25/2020	—	2,500(5)	—	—	208,850
			4/17/2020	125,000(6)	—	—	19.08	9,895,250
			9/26/2019	—	—	99,000(4)	5.95	7,565,052

(1)	The target cash bonus amount for fiscal 2020 was based on achievement of 100% of the 2020 Objectives and the individual’s earned base salary for 2020 and represented 60% of Mr. Erck’s base salary, 40% of Mr. Covino’s base salary, pro-rated for the portion of the year Mr. Covino was employed by the Company, 50% of Dr. Glenn’s base salary, 40% of Mr. Trizzino’s base salary, and 40% of Mr. Herrmann’s base salary. The maximum cash bonus amount for fiscal 2020 was capped at achievement of 150% of the 2020 Objective.

(2)	Stock options granted have an exercise price or base value, as applicable, equal to the closing price of a share of Common Stock as reported on Nasdaq on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported).

(3)	The grant date fair value was calculated in accordance with FASB ASC Topic 718, assuming all contingent awards were granted on a non-contingent basis. Assumptions used in the calculation of this amount are included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the Original Report.

(4)	Represents time-vesting stock options granted to our NEOs under the Novavax Inc. Amended and Restated 2015 Stock Incentive Plan, as amended (the “2015 Stock Plan”). All stock option awards in this column are options to purchase shares of Common Stock, have a ten-year term and are subject to service-based vesting, as described below. The grant date fair value also includes the incremental fair value, determined under ASC Topic 718, associated with the contingency with respect to the contingent-based stock options granted in 2019 having been satisfied.

(5)	Represents time-vesting RSUs granted to our NEOs under the 2015 Stock Plan. All time-vesting RSUs are subject to service-based vesting, as described below.

(6)	Represents performance-vesting options granted to our NEOs under the 2015 Stock Plan. The performance criteria applicable to performance-vesting options are described below.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

During 2020, each of the NEOs was party to an employment agreement that provides for a base salary and other benefits. The NEOs were eligible to participate in the 2015 Stock Plan and the ESPP, and our benefit plans and programs during 2020. Each of the NEO’s annual cash bonus opportunity was established and determined pursuant to the 2020 Objective, as more fully described in the CD&A above. As described above, in 2020, each NEO was granted stock options and RSUs that are eligible to vest based on continued service, and each NEO other than Mr. Covino was granted a stock option that became eligible to vest based on the achievement of a specified performance criterion, the Company’s initiation of a COVID-19 Phase 2 clinical trial within twelve (12) months of the grant date, which occurred when the Company initiated its Phase 2 clinical trial of NVX-CoV2373 in the U.S. on August 24, 2020, and once this metric was met, vests based on continued service.

The severance arrangements with the NEOs and the effect of a change in control on their outstanding equity awards are described below under “Overview of Employment and Change in Control Agreements.”

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR END

The following table sets forth certain information with respect to the value of all outstanding equity awards held by the NEOs as of December 31, 2020:

		Option Awards(1)				Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Stanley C. Erck	3/1/2012	15,181	―	25.60	3/1/2022	―	―
	3/2/2013	44,999	―	36.60	3/2/2023	―	―
	3/6/2014	44,999	―	121.00	3/6/2024	―	―
	3/5/2015	44,999	―	178.80	3/5/2025	―	―
	3/15/2016	44,999	―	99.80	3/15/2026(5)	―	―
	11/14/2016	27,499	―	27.00	11/14/2026(5)	―	―
	11/14/2016	―	18,330	27.00	11/14/2026(6)	―	―
	12/15/2017	61,869	20,630	27.60	12/15/2027(5)	―	―
	12/13/2018	49,249	49,250	46.00	12/13/2028(5)	―	―
	9/26/2019	―		—	—	13,092	77,897
	9/26/2019	6,249	68,751	5.95	9/26/2029(8)	―	―
	9/26/2019	6,249	68,751	5.95	9/26/2029(5)	―	―
	4/17/2020	―	400,000	19.08	4/17/2030(7)	―	―
	12/14/2020	―	41,700	129.70	12/14/2030(5)	―	―
	12/14/2020	―	―	―	―	20,900	2,710,730
Gregory F. Covino	11/16/2020	―	8,200	90.65	11/16/2030(5)	―	―
	11/16/2020	―	―	―	―	7,300	661,745
Gregory M. Glenn, M.D.	3/6/2014	8,749	0	121.00	3/6/2024	―	―
	3/5/2015	14,999	0	178.80	3/5/2025	―	―
	3/15/2016	17,499	0	99.80	3/15/2026(5)	―	―
	11/14/2016	550	0	27.00	11/14/2026(5)	―	―
	12/15/2017	2,084	6,257	27.60	12/15/2027(5)	―	―

		Option Awards(1)				Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
	12/13/2018	2,644	15,880	46.00	12/13/2028(5)	―	―
	9/26/2019	20,656	45,444	5.95	9/26/2029(9)	―	―
	9/26/2019	6,249	68,751	5.95	9/26/2029(5)	―	―
	4/17/2020	―	165,000	19.08	4/17/2030(7)	―	―
	12/14/2020	―	18,700	129.70	12/14/2030(5)	―	―
	12/14/2020	―	―	―	―	9,300	1,206,210
John J. Trizzino	3/10/2014	14,999	―	117.20	3/10/2024	―	―
	3/5/2015	9,999	―	178.80	3/5/2025	―	―
	11/14/2016	394	―	27.00	11/14/2026(5)	―	―
	11/14/2016	―	2,214	27.00	11/14/2026(6)	―	―
	12/15/2017	1,668	5,009	27.60	12/15/2027(5)	―	―
	12/13/2018	2,082	12,507	46.00	12/13/2028(5)	―	―
	9/26/2019	―	―	—	—	—	—
	9/26/2019	―	―	—	—	7,075	42,096
	9/26/2019	1,149	12,651	5.95	9/26/2029(8)	―	―
	9/26/2019	6,249	68,751	5.95	9/26/2029(5)	―	―
	4/17/2020	―	140,000	19.08	4/17/2030(7)	―	―
	6/25/2020	―	―	―	―	2,500	208,850
	12/14/2020	―	9,500	129.70	12/14/2030(5)	―	―
	12/14/2020	―	―		―	4,800	622,560
John A. Herrmann III	3/6/2014	7,499	―	121.00	3/6/2024	―	―
	3/5/2015	9,999	―	178.80	3/5/2025	―	―
	11/14/2016	394	―	27.00	11/14/2026(5)	―	―
	11/14/2016	―	2,214	27.00	11/14/2026(6)	―	―
	12/15/2017	1,668	5,009	27.60	12/15/2027(5)	―	―
	12/13/2018	1,664	10,007	46.00	12/13/2028(5)	―	―
	9/26/2019	―	―	—	―	7,946	42,279
	9/26/2019	6,187	68,063	5.95	9/26/2029(5)	―	―
	4/17/2020	―	125,000	19.08	4/17/2030(7)	―	―
	6/25/2020	―	―	―	―	2,500	208,850
	12/14/2020	―	12,700	129.70	12/14/2030(5)	―	―
	12/14/2020	―	―	―	―	6,300	817,110

(1)	All stock options and SARs included in this table were awarded under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Stock Plan”) or 2015 Stock Plan and, except as noted, vest in four equal annual installments on the first four anniversaries of the date of grant, subject to continued service with the Company through the applicable vesting date.

(2)	All RSUs included in this table were awarded under the 2015 Stock Plan and, except as noted, vest in three equal annual installments on the first three anniversaries of the date of grant, subject to continued service with the Company through the applicable vesting date.

(3)	The exercise price of stock options and base value of SARs is equal to the closing price of a share of Common Stock on the date of grant (or, if no closing price is reported on that date, the closing price on the immediately preceding date on which a closing price was reported).

(4)	Amounts in this column have been calculated by multiplying the number of RSUs subject to the applicable award by $111.51, which was the closing price of the Common Stock on December 31, 2020.

(5)	Twenty-five percent of the shares subject to this stock option vest one year following the date of grant, and the remaining seventy-five percent will vest in equal monthly installments over the following three years, subject to continued service with the Company through the applicable vesting date.

(6)	Represents performance- and time-vesting stock options and assumes achievement of performance at threshold levels. These stock options are eligible to vest according to the satisfaction of both a time-vesting requirement, pursuant to which 25% of the shares subject to this option vest one year following the date of grant, and the remaining 75% will vest in equal monthly installments over the following three years subject to continued employment through the vesting date; and a performance-vesting requirement, pursuant to which 33.33%, 33.33%, and 33.34% of the shares will vest if, at any time during the four-year period from the grant date, the volume-weighted average stock price of the Common Stock meets or exceeds three separate pre-determined dollar targets, respectively, for twenty (20) consecutive trading days. The Company’s Common Stock did not meet one pre-determined dollar target for twenty (20) consecutive trading days and therefore 33.34% of the shares were cancelled on October 31, 2020.

(7)	Represents performance- and time-vesting stock options that vest subject to the satisfaction of a performance-based vesting requirement, followed by time-based vesting. The performance metric required that the Company initiate a COVID-19 Phase 2 clinical trial within twelve (12) months of the grant date, which occurred when the Company initiated its Phase 2 clinical trial of NVX-CoV2373 in the U.S. on August 24, 2020. As a result of the attainment of the performance objective, these options will vest as to 50% of the underlying shares on August 24, 2021 and as to 50% of the underlying shares on August 24, 2022, subject to continued service with the Company through such applicable vesting date.

(8)	Twenty-five percent of the shares underlying this stock appreciation grant under the 2015 Stock Plan will vest on the first anniversary of the grant date, and the remaining 75% will vest in equal monthly installments over the following three years, subject to continued service with the Company through the vesting date.

OPTIONS EXERCISED AND STOCK APPRECIATION RIGHTS EXERCISED AND STOCK VESTED

The following table sets forth certain information concerning the exercise of stock options and/or SARs held by the NEOs and the holding of RSUs that vested during the fiscal year ended December 31, 2020.

	Option/SAR Awards		Stock Awards
Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Stanley C. Erck	102,317	8,039,414	12,618	819,842
Gregory F. Covino	—	—	—	—
Gregory M. Glenn, M.D.	97,760	9,142,404	39,348	4,391,538
John J. Trizzino	72,388	7,278,978	35,906	4,030,180
John A. Herrmann III	83,953	7,069,224	35,322	3,965,781

(1)	This amount represents the difference between the market price of a share of Common Stock at the time of exercise and the exercise price of the stock option or SAR.
(2)	Amounts in this column represent RSUs that vested during 2020.
(3)	The dollar amount in this column is determined by multiplying the number of shares of Common Stock underlying RSUs that vested during 2020 by the closing price of a share of Common Stock on the date the RSUs vested.

OVERVIEW OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

Employment Agreements

On December 31, 2020, the Company had employment agreements in place with each of our NEOs. Each employment agreement provides for a base salary subject to review each year, an incentive bonus, and equity awards. Salary information and the target amount of the incentive bonus are described in greater detail on pages 27 through 28 in the CD&A. The amount of any incentive bonus and the form of payment (cash, equity, or some combination of the two) are at the discretion of the Board.

The employment agreements with Messrs. Erck, Trizzino and Herrmann and Dr. Glenn also provide that additional equity may be awarded to the NEO based upon his performance and subject to the Board’s approval. The employment agreements with all of our NEOs further provide for the reimbursement of reasonable expenses incurred in connection with the performance of duties and for the NEO to participate in the Company’s Severance Plan (discussed below). Each NEO must devote his full business time to the performance of services to the Company.

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

If an NEO is terminated without “cause” or leaves the Company for “good reason” (as such terms are defined in each employment agreement), the NEO may receive a lump sum separation payment. The amount of these payments is more specifically described in the section “Potential Payments Upon Termination” beginning on page 43. To be entitled to such a payment, the NEO must execute and deliver to the Company a waiver and separation agreement, releasing the Company from any claims.

Amended and Restated Change in Control Severance Benefit Plan

In August 2005, the Board adopted a Change in Control Severance Benefit Plan, which was amended in July 2006, December 2008, and June 2011 (the “Severance Plan”). The purpose of the Severance Plan is to provide severance pay and benefits to a select group of employees in the event their employment with the Company is terminated following a change in control event, to provide such employees with an incentive to remain with the Company, and help the Company consummate a strategic corporate sale or transaction that maximizes stockholder value. Participants in the Severance Plan are recommended by the CEO and approved by the Board. Selected participants with existing severance agreements are deemed to elect coverage under the Severance Plan and are not eligible for any severance benefits under other agreements unless expressly provided otherwise by the Board. Each of our NEOs participates in the Severance Plan.

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

The specific periods of time following the effective date of a Change in Control during which payment of benefits under the Severance Plan may be triggered by termination, and the severance payment and benefits provided pursuant to the Severance Plan, are as follows:

Severance(1)(2)
Executive	Protected Period	Payment	Continuation of Benefits Period
Stanley C. Erck	24 months	24 months salary	18 months
Gregory F. Covino	12 months	12 months salary	12 months
Gregory M. Glenn, M.D.	12 months	12 months salary	12 months
John J. Trizzino	12 months	12 months salary	12 months
John A. Herrmann III	12 months	12 months salary	12 months

(1)	If a triggering event occurs, the participant is entitled to a lump sum severance payment; a bonus equal to 100% of the target annual performance bonus for the year in which the termination date occurred multiplied by the length in years of the participant’s severance benefit period; and Company-paid continuation of medical, dental, and vision benefits for the same number of months as the severance period, with the exception of Mr. Erck, whose benefits continue for 18 months.

(2)	The NEOs are also entitled to certain payments and benefits upon termination of employment that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include accrued salary and accrued but unused vacation pay, and availability for distribution of plan balances under the Company’s 401(k) plan.

As used in the Severance Plan, the below terms have the following meanings:
Term	Definition
Involuntary Termination without Cause	The termination of an eligible employee’s employment which is initiated by the Company for a reason other than Cause:
Cause	•	conviction of, a guilty plea with respect to, or a plea of nolo contendere to a charge that the eligible employee has committed a felony under the laws of the United States or of any state or a crime involving moral turpitude, including, but not limited to, fraud, theft, embezzlement, or any crime that results in or is intended to result in personal enrichment at the expense of the Company

	•	material breach of any agreement entered into between the eligible employee and the Company that impairs the Company’s interest therein

	•	willful misconduct, significant failure to perform the eligible employee’s duties, or gross neglect by the eligible employee of the eligible employee’s duties

	•	engagement in any activity that constitutes a material conflict of interest with the Company

Constructive Termination	A termination initiated by an eligible employee because any of the following events or conditions has occurred:

	•	a change in the eligible employee’s position or responsibilities (including reporting responsibilities) which represents an adverse change from the eligible employee’s position or responsibilities as in effect immediately preceding the effective date of a Change in Control or at any time thereafter; the assignment to the eligible employee of any duties or responsibilities which are inconsistent with the eligible employee’s position or responsibilities as in effect immediately preceding the effective date of a Change in Control or at any time thereafter; except in connection with the termination of the eligible employee’s employment for Cause or the termination of an eligible employee’s employment because of an eligible employee’s disability or death, or except resulting from a voluntary termination by the employee other than as a result of a Constructive Termination

	•	a material reduction in the eligible employee’s pay or any material failure to pay the eligible employee any compensation or benefits to which the eligible employee is entitled within five (5) days of the date due

	•	the Company’s requiring the eligible employee to relocate his principal worksite to any place outside a fifty (50) mile radius of the eligible employee’s current worksite, except for reasonably required travel on the business of the Company or its affiliates which is not materially greater than such travel requirements prior to the Change in Control

	•	the failure by the Company to continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or employee benefit plan in which the eligible employee was participating immediately preceding the effective date of a Change in Control or at any time thereafter, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the eligible employee

	•	any material breach by the Company of any provision of the Severance Plan

	•	the failure of the Company to obtain an agreement, from any successors and assigns to assume and agree to perform the obligations created under the Severance Plan as a result of a Change in Control

Change in Control	•	A sale, lease, license, or other disposition of all or substantially all of the assets of the Company

•	A consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger, or reorganization, own less than 50% of the outstanding voting power of the surviving entity and its parent following the consolidation, merger, or reorganization

•	Any transaction or series of related transactions involving a person or entity, or a group of affiliated persons or entities (but excluding any employee benefit plan or related trust sponsored or maintained by the Company or an affiliate) in which such persons or entities that were not stockholders of the Company immediately prior to their acquisition of the Company securities as part of such transaction become the owners, directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities other than by virtue of a merger, consolidation, or similar transaction and other than as part of a private financing transaction by the Company

•	A change in the Incumbent Board, which occurs if the existing members of the Board on the date the Severance Plan was initially adopted by the Board (the “Incumbent Board”) cease to constitute at least a majority of the members of the Board, provided, however, that any new Board member shall be considered a member of the Incumbent Board for this purpose if the appointment or election (or nomination for such election) of the new Board member is approved or recommended by a majority vote of the members of the Incumbent Board who are then still in office

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes the payment that would be payable to our NEOs as of December 31, 2020, in the event of the various termination scenarios, including termination other than for cause, termination for cause, and termination in connection with a change in control:

		Triggering Event
Executive	Benefit	Termination Other Than for Cause(1) ($)	Termination For Cause(2) ($)	Termination in Connection with a Change in Control(3) ($)
Stanley C. Erck	Severance Payment	993,000	—	1,324,000
	Bonus	—	—	595,800(4)
	Equity Awards	—	—	56,657,427(5)
	Health Insurance	33,396 (6)	—	33,396 (6)
	Total	1,026,396	—	58,610,623

Gregory F. Covino	Severance Payment	440,000	—	440,000
	Bonus	—	—	176,000(4)
	Equity Awards	—	—	171,052(5)
	Health Insurance	—	—	27,474(6)
	Total	440,000		814,526

Gregory M. Glenn, M.D.	Severance Payment	487,000	—	487,000
	Bonus	—	—	243,500(4)
	Equity Awards	—	—	31,051,145 (5)
	Health Insurance	—	—	27,474 (6)
	Total	487,000	—	31,809,119

John J. Trizzino	Severance Payment	430,000	—	430,000
	Bonus	—	—	172,000(4)
	Equity Awards	—	—	22,447,563 (5)
	Health Insurance	—	—	27,474 (6)
	Total	430,000	—	23,077,037

John A. Herrmann III	Severance Payment	415,000	—	381,368
	Bonus	—	—	166,000(4)
	Equity Awards	—	—	19,367,985 (5)
	Health Insurance	—	—	27,474 (6)
	Total	415,000	—	19,942,827

(1)	On December 31, 2020, the Company had employment agreements with Dr. Glenn and Messrs. Erck, Covino, Herrmann, and Trizzino, which provided for a lump sum cash severance payment equal to 18 months’ base salary for Mr. Erck and 12 months’ base salary for Dr. Glenn and Messrs. Covino, Herrmann and Trizzino if the executive is terminated without “cause” or leaves for “good reason.” All vested and exercisable stock options held by Dr. Glenn and Messrs. Covino, Herrmann and Trizzino must be exercised within three months following the termination date. All vested and exercisable stock appreciation rights held by Dr. Glenn and Messrs. Erck and Trizzino must be exercised within three months following the termination date. Mr. Erck is entitled to (i) continuation of medical, dental, and vision benefits for 18 months following the date of termination and (ii) the accelerated vesting of 50% of the unvested portion of each stock option or restricted stock grant made by the Company. Mr. Erck may exercise all outstanding vested stock options held at termination (including any accelerated options or grants) during the 12-month period following the date of termination.
(2)	In the event an NEO is terminated for cause, the Company has no further obligation to the executive other than the obligation to pay any unpaid base salary and unused vacation accrued through the termination date. Cause means (i) the executive’s willful failure (or, with respect to Mr. Covino’s agreement, the executive’s failure) or refusal to perform in all material respects the services required to be performed by him; (ii) the executive’s willful failure (or, with respect to Mr. Covino’s agreement, the executive’s failure) or refusal to carry out any proper and material direction by the President and Chief Executive Officer or Board (or, with respect to Mr. Erck’s agreement, the Board, and with respect to Mr. Herrmann’s agreement, the CMO, the CEO or the Board) with respect to the services to be rendered by him or the manner of rendering such services; (iii) the executive’s willful misconduct or gross negligence in the performance of his duties (or, with respect to Mr. Covino’s, Mr. Herrmann’s and Mr. Trizzino’s agreements, the executive’s misconduct in the performance of his duties); (iv) the executive’s commission of an act of fraud, embezzlement, or theft or felony involving moral turpitude; (v) the executive’s use of confidential information, other than for the benefit of the Company in the course of rendering services to the Company; or (vi) a breach of the executive’s non-competition obligations.
(3)	Under the Severance Plan, all current unvested stock options become vested and exercisable in full only upon a termination of employment following a Change in Control (a double trigger acceleration). The Severance Plan provides that all vested and exercisable stock options may be exercised within one year from the participant’s termination date, provided, however, that no exercise may occur later than the expiration date of the option as set forth in the applicable stock option agreement.
(4)	Bonus equals 100% of the NEO’s target annual bonus award, expressed as a monthly payment, multiplied by the participant’s severance benefit period, expressed monthly.
(5)	Represents the value of all unvested stock options outstanding at the closing price on December 31, 2020, minus any applicable exercise price.
(6)	Reflects the premiums for health, dental, and vision coverage under the Company’s group health insurance program. Amounts are based on the premiums in effect at December 31, 2020.

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

COMPENSATION OF DIRECTORS

Compensation paid to our non-employee directors is comprised of two components: (i) cash compensation and (ii) equity awards.

Cash Compensation

Our non-employee director cash compensation arrangement for 2020 was as follows:

Non-Employee Director Service	2020 Cash Retainer ($)
Board member	40,000
Supplemental cash retainers:
Chairperson:
Board	35,000
Audit Committee	20,000
Compensation Committee	15,000
Nominating and Corporate Governance Committee	10,000
Research and Development Committee	—
Member:
Audit Committee	10,000
Compensation	7,500
Nominating and Corporate Governance Committee	5,000
Research and Development Committee *beginning 2021	5,000*
Board and Committee meetings:
Directors do not receive compensation for attending meetings. Directors are reimbursed for reasonable costs and expenses incurred in connection with attending any Board or committee meetings or any other Company related business activities.

Non-Employee Director Deferred Fee Policy

The Company’s Director Deferred Fee Policy for its non-employee directors permits an eligible director to defer receipt of all or part of the director’s cash retainer. To defer fees payable during any calendar year, a director must make an election by the end of the preceding calendar year. A director can elect to have 100% of deferred amounts credited to a “cash account” or a “Company common stock account,” or, alternatively, a director may elect to have deferred amounts credited 50% to each account. Cash accounts are credited with interest quarterly at the IRS Applicable Federal Rate for short-term debt instruments for the last month of such calendar quarter. Company Common Stock accounts are credited as if amounts were invested in notional stock units based upon the market price of Common Stock and are credited with additional notional units if dividends are paid on Common Stock. Payment of deferred amounts is to be made in cash upon the occurrence of certain events, including the director’s separation from service, death of the director, or a change in control of the Company. The director may also elect to receive payment of the deferred amounts in a specified year that is not more than ten years from the year in which the director’s fees were earned. A director may elect to receive payment in either a lump sum or in up to ten annual installments.

Dr. Douglas has elected to defer fees earned in the fiscal year ending December 31, 2020. The following table shows how he currently has his deferred fees credited.

Name	Annual Retainer
Richard H. Douglas, Ph.D.	Cash account	0%
	Company Common Stock account	100%

Equity Awards

Annual Equity Awards

On June 25, 2020, the Compensation Committee granted options to purchase 6,900 shares of Common Stock to each of Dr. Douglas, Ms. King, and Messrs. Evans and McManus, and options to purchase 4,400 shares of Common Stock to Mr. Mott. In recognition of his service as our Chairman of the Board, Dr. Young was granted an option to purchase 15,180 shares of Common Stock. All of the aforementioned options have an exercise price of $83.54 per share and will vest in full one year from the date of grant subject to continued service on the Company’s Board of Directors through the vesting date.

On June 25, 2020, the Compensation Committee granted time-vesting restricted stock units (“RSUs”) representing a right to receive 3,450 shares of Common Stock to each of Dr. Douglas, Mr. Evans, Ms. King and Mr. McManus. In recognition of his service as our Chairman of the Board, Dr. Young received RSUs representing a right to receive 7,590 shares of Common Stock. All of the aforementioned RSUs will vest in full one year from the date of grant subject to continued service on the Company’s Board through the vesting date.

Equity Awards upon Appointment to the Board or a Committee

On June 13, 2020, the Board granted an option to purchase 8,000 shares of Common Stock, effective as of June 16, 2020, to Mr. Mott in connection with his appointment to the Board. The option has an exercise price of $52.15 per share and will vest in full on June 16, 2021 subject to continued service on the Company’s Board through the vesting date.

On October 31, 2020, the Board granted an option to purchase 7,700 shares of Common Stock to Mr. Alton in connection with his appointment to the Board. The option has an exercise price of $80.71 per share and will vest in full one year from the date of grant, subject to continued service on the Company’s Board through the vesting date.

On December 5, 2020, the Board granted an option to purchase 7,700 shares of Common Stock, effective as of December 7, 2020, to Ms. McGlynn in connection with her appointment to the Board. The option has an exercise price of $123.12 per share and will vest in full on December 7, 2021 subject to continued service on the Company’s Board through the vesting date.

On December 5, 2020, the Board granted time-vesting RSUs representing the contingent right to receive 20,000 shares of Common Stock to Dr. Young, in connection with the appointment of Dr. Young as Chair of the newly established standing Research and Development Committee of the Board. The Board, upon recommendation of the Compensation Committee, with Dr. Young recused from both meetings, determined the size of the award based on Dr. Young’s substantial time commitment and impact providing Board oversight of the Company’s research and development efforts, including process development, manufacturing scale-up, technology transfer and other activities related to the Company’s regulatory efforts and strategy. Fifty percent (50%) of the RSUs subject to this grant vested on January 1, 2021, and the remaining fifty percent (50%) of the RSUs subject to this grant will vest on July 1, 2021, in each case subject to continued service on the Company's Board through the vesting date. Dr. Young’s prior experience has provided substantial value to the Board and management team, as Dr. Young provides oversight of efforts to resolve innumerable obstacles developing its COVID-19 vaccine at an accelerated pace. The December 2020 award made to Dr. Young reflected a unique situation related to accelerated activity and demands connected to developing the Company’s COVID-19 vaccine. The Board plans to evaluate new director compensation limits later in 2021, when it will be evaluating corporate governance provisions more generally.

Director Compensation Table

The Company does not pay employee directors additional compensation for service on the Board. The following table sets forth information concerning the compensation paid by the Company to each individual who served as a non-employee director at any time during fiscal year 2020:

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Stock Awards ($) (3)	Total ($)
Gregg H. Alton(4)	7,151	557,362	―	564,513
Richard H. Douglas, Ph.D.(5)	57,500	515,767	288,213	861,480
Gary C. Evans	60,000	515,767	288,213	863,980
Rachel K. King	52,500	515,767	288,213	856,480
Margaret G. McGlynn, R. Ph.(6)	3,528	851,389	―	854,917
Michael A. McManus, Jr., J.D.	72,272	515,767	288,213	876,252
Rajiv I. Modi, Ph.D.(7)	―	―	―	―

David M. Mott(8)	26,294	701,038	―	727,332
James F. Young, Ph.D.	93,952	1,134,687	3,159,069	4,387,708

(1)	Represents fees earned in 2020, pro-rated as applicable for a partial year of service.
(2)	Represents options granted in 2020 in respect of 2020 service on the Board. The grant date fair value was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. Assumptions used in the calculation of this amount are included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the Original Report. As of December 31, 2020, the aggregate number of stock options held by each non-employee director is as follows:

Mr. Alton	7,770	Mr. McManus	34,900
Dr. Douglas	45,900	Dr. Modi	-
Mr. Evans	34,990	Mr. Mott	12,400
Ms. King	32,900	Dr. Young	103,930
Ms. McGlynn	7,770

(3)	Represents restricted stock units granted in 2020 in respect of 2020 service on the Board. The grant date fair value was calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the Original Report. As of December 31, 2020, the aggregate number of restricted stock units held by each non-employee director is as follows:

Mr. Alton	-	Mr. McManus	3,450
Dr. Douglas	3,450	Dr. Modi	-
Mr. Evans	3,450	Mr. Mott	-
Ms. King	3,450	Dr. Young	27,590
Ms. McGlynn	-

(4)	Mr. Alton was appointed to the Board on October 31, 2020.
(5)	Dr. Douglas’ fees in respect of 2020 were deferred in accordance with the Non-Employee Director Deferred Fee Policy, described above.
(6)	Ms. McGlynn was appointed to the Board on December 5, 2020.
(7)	Due to his relationship with Cadila and CPL Biologicals Private Limited, Dr. Modi did not receive compensation for his services as a director in 2020.
(8)	Mr. Mott was appointed to the Board on June 14, 2020.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Common Stock authorized for issuance under our equity compensation plans as of December 31, 2020. See also the information regarding stock options in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2020, included in the Original Report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)
Equity compensation plans approved by security holders(1)	6,679,629	$39.96	2,729,512
Equity compensation plans not approved by security holders	—	—	—
Total	6,679,629	$39.96	2,729,512

(1)	Consists of the 2015 Stock Plan, 2005 Stock Plan, and ESPP. The 2005 Stock Plan terminated pursuant to its terms on February 23, 2015 and no further awards will be made pursuant to that plan. The weighted-average exercise price in column (b) excludes RSUs, which are not subject to an exercise price.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 19, 2021, unless otherwise indicated, with respect to the beneficial ownership of our Common Stock by (i) each director of the Company, (ii) each of the Named Executive Officers of the Company, as identified in the “Summary Compensation Table” of this Form 10-K Amendment, and (iii) all directors and executive officers of the Company as a group.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)	Percentage of Class Outstanding(3)
5% or Greater Stockholders
The Vanguard Group (4)	5,598,760	7.6%
BlackRock, Inc. (5)	5,137,631	6.9%
RA Capital Management, L.P. (6)	3,788,564	5.1%
Directors and Named Executive Officers
Gregg H. Alton	—	—
Richard H. Douglas, Ph.D.(7)	68,500	*
Gary C. Evans(8)	72,474	*
Rachel K. King(9)	32,500	*
Margaret G. McGlynn, R. Ph.	—	—
Michael A. McManus, Jr.(10)	48,951	*
Rajiv I. Modi, Ph.D.(11)	125,000	*
David M. Mott(12)	72,961	*
James F. Young, Ph.D.(13)	158,750	*

Stanley C. Erck(14)	549,194	*
Gregory F. Covino	—	—
Gregory M. Glenn, M.D.(15)	204,206	*
John A. Herrmann III(16)	128,329	*
John J. Trizzino(17)	128,557	*
All directors and executive officers as a group (14 persons)(18)	1,589,422	2.1%

* Less than 1%.

(1)	Each beneficial owner named in the table above (except as otherwise indicated in the footnotes below) has an address in c/o Novavax, Inc., 21 Firstfield Road, Gaithersburg, Maryland 20878.
(2)	Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares of the Common Stock. Unless otherwise indicated, each beneficial owner named in the table has sole voting and investment power over the shares beneficially owned. With respect to each person or group, percentages are calculated based on the number of shares of Common Stock beneficially owned, including shares that may be acquired by such person or group within 60 days of April 19, 2021 upon the exercise of stock options, RSUs, SARs, warrants, or other purchase rights.
(3)	Percentages have been calculated based on 74,080,008 shares of the Common Stock outstanding as of April 19, 2021.
(4)	As reported by the Vanguard Group (“Vanguard”) on Schedule 13G as filed on February 10, 2021. Vanguard is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). Beneficial ownership (and other information in this footnote) is as of December 31, 2020. Vanguard beneficially owns 5,598,760 shares of Common Stock, for which it has no sole voting power and sole dispositive power with respect to 5,467,285 shares of Common Stock. The principal office address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(5)	As reported by BlackRock, Inc. (“BlackRock”) on Schedule 13G/A as filed on February 5, 2021. BlackRock is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). Beneficial ownership (and other information in this footnote) is as of December 31, 2020. BlackRock beneficially owns 5,137,631 shares of Common Stock, for which it has sole voting power with respect to 5,008,280 shares of Common Stock and sole dispositive power with respect to 5,137,631 shares of Common Stock. The principal office address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(6)	As reported by RA Capital Management, L.P. (“RA Capital”) on Schedule 13G/A as filed on February 16, 2021. RA Capital is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). Beneficial ownership (and other information in this footnote) is as of December 31, 2020. RA Capital beneficially owns 3,788,564 shares of Common Stock, for which it has no sole voting power or sole dispositive power. The principal office address of RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.
(7)	Includes 40,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021.
(8)	Includes 55,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021. Includes 625 shares of Common owned by Mr. Evans as a result of shares held in trusts for the benefit of Mr. Evans’s children.
(9)	Includes 26,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021. Includes 2,200 shares of Common Stock indirectly owned by Mrs. King as a result of shares held in trusts for the benefit of Mrs. King’s children
(10)	Includes 43,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021.
(11)	Consists of 125,000 shares owned by Satellite Overseas (Holdings) Limited, a wholly-owned subsidiary of Cadila Pharmaceuticals Ltd. Dr. Modi is a managing director of Cadila Pharmaceuticals Ltd.
(12)	Includes 8,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021.
(13)	Includes 99,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021. Also includes 1,500 shares of Common Stock owned by Dr. Young’s spouse. Dr. Young disclaims beneficial ownership of these securities, and this report shall not be deemed an admission that Dr. Young is the beneficial owner of the securities for purposes of Section 16 or for any other purpose.

(14)	Includes 487,033 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021. Also includes 41,666 shares of Common Stock that would be acquired if Mr. Erck’s SARs that are exercisable or scheduled to vest within 60 days of April 19, 2021 were exercised at $221.50, the closing price of Novavax’s Common Stock on April 19, 2021, and settled in shares of Common Stock.
(15)	Includes 173,854 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021. Also includes 27,541 shares of Common Stock that would be acquired if Dr. Glenn’s SARs that are exercisable or scheduled to vest within 60 days of April 19, 2021 were exercised at $221.50, the closing price of Novavax’s Common Stock on April 19, 2021, and settled in shares of Common Stock.
(16)	Includes 128,054 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021.
(17)	Includes 120,604 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021. Also includes 7,666 shares of Common Stock that would be acquired if Mr. Trizzino’s SARs that are exercisable or scheduled to vest within 60 days of April 19, 2021 were exercised at $221.50, the closing price of Novavax’s Common Stock on April 19, 2021, and settled in shares of Common Stock
(18)	Includes 1,182,045 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of April 19, 2021. Also includes 76,873 shares of Common Stock that would be acquired if Messrs. Erck’s and Trizzino’s and Dr. Glenn’s SARs that are exercisable or scheduled to vest within 60 days of April 19, 2021 were exercised at $221.50, the closing price of Novavax’s Common Stock on April 19, 2021, and settled in shares of Common Stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Code of Ethics provides that the Audit Committee is responsible for approving all transactions or business relationships involving Novavax and any director or executive officer, including any transactions between Novavax and either the director or officer personally, members of their immediate families, or entities in which they have an interest. In evaluating related party transactions, the Audit Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board and as individual directors. The Audit Committee will approve a related party transaction when, in its good faith judgment, the transaction is in the best interest of the Company.

Dr. Modi, a director of Novavax, is also the managing director of Cadila Pharmaceuticals, Ltd. (“Cadila”). Novavax and Cadila have formed a joint venture called CPL Biologicals Private Limited, of which Novavax owns 20% and Cadila owns the remaining 80%. As of April 19, 2021, a subsidiary of Cadila owns 125,000 shares of Novavax’s outstanding Common Stock.

In June 2020, in advance of David M. Mott joining the Company’s Board of Directors, the Company agreed to sell 32,916 shares of Common Stock to him in a sale exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant Section 4(a)(2) thereunder, at a purchase price of $45.57 per share, reflecting the closing price of the Company’s Common Stock on the trading date prior to the date of the parties’ agreement regarding the sale, for total gross proceeds of $1.5 million. Mr. Mott joined the Company’s Board of Directors later in the same month.

There are no family relationships among any of the directors or executive officers (or any board member nominee) of Novavax. No director, executive officer, nominee, or any associate of any of the foregoing has any interest, direct or indirect, in any proposal to be considered and acted upon at the Annual Meeting (other than the election of directors).

DIRECTOR INDEPENDENCE

On March 18, 2021, the Board determined, upon the recommendation by the Nominating and Corporate Governance Committee, that all of the members of the Board are “independent” directors as defined in the Nasdaq listing standards, except Dr. Modi and Mr. Erck.

Mr. Erck is currently the President and Chief Executive Officer of the Company. Dr. Modi is not an “independent” director due to his interest in Cadila Pharmaceuticals, Ltd. and the joint venture it has with the Company. These relationships are described in detail in the section titled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following table shows the fees billed by Ernst & Young LLP for professional services rendered as the Company’s independent registered public accounting firm during the 2020 and 2019 fiscal years.

E&Y Fee Category	Fiscal Year Ending December 31,
	2020 ($)	2019 ($)
Audit fees	2,447,357	735,908
Audit-related fees	171,396	―
Tax fees	1,100,435	79,247
All other fees	―	―
Total fees	3,719,188	815,155

Audit fees. Consists of fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2020 and 2019 and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q. These amounts included fees billed for annual financial statement and internal control audits, quarterly reviews, consultations on accounting matters, and registration statement filings and consents.

Audit-related fees. Consists of fees for assurance and related services that were reasonably related to the performance of the independent registered public accounting firm’s audit or review of the Company’s financial statements.

Tax fees. Consists of fees for professional services rendered for tax compliance, tax advice, and tax planning for the Company. Tax fees related to tax compliance, including the preparation, review and filing of tax returns, was $252,735 and $59,247, for the years ended December 31, 2020 and 2019, respectively. These amounts represent those billed for tax return preparation for the Company and its subsidiaries.

All other fees. Consists of fees for products and services provided other than those described above.

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

Under the policy, unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require separate pre-approval by the Audit Committee. If fees for a proposed service of a type that has been pre-approved exceed the pre-approved amount, the Audit Committee and the independent registered public accounting firm must confer, and the Audit Committee must grant its approval before further work may be performed. For audit services (including the annual financial statement audit, quarterly statement reviews, and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on the Company’s consolidated financial statements), the independent registered public accounting firm must provide to the Audit Committee in advance an engagement letter, outlining the scope of audit services proposed to be performed with respect to the audit for that fiscal year and associated fees. If, in advance of its meeting, the Audit Committee agrees to the engagement letter, the engagement will be formally accepted by the Audit Committee at its next regularly scheduled meeting.

All permissible non-audit services not specifically approved in advance must be separately pre-approved by the Audit Committee, as noted above, with the exception of certain services of limited financial expense for which the Audit Committee has authorized the Audit Committee Chair to hire at their discretion. Generally, requests or applications to provide services must be in writing and include a description of the proposed services, the anticipated costs and fees, and the business reasons for engaging the independent registered public accounting firm to perform the services. The request must also include a statement as to whether the request or application is consistent with SEC rules on registered public accounting firm independence.

To ensure prompt handling of unexpected matters, the Audit Committee has delegated authority to pre-approve audit and permissible non-audit services between regularly scheduled meetings of the Audit Committee to its Chair, who is responsible for reporting any pre-approval decisions to the Audit Committee at its next scheduled meeting. Except as noted above, the Audit Committee has not and will not delegate to management of the Company the Audit Committee’s responsibilities to pre-approve services performed by the independent registered public accounting firm. The Audit Committee pre-approved all audit services provided to the Company by each independent registered public accounting firm engaged during the fiscal years ended December 31, 2020 and 2019.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of the Annual Report:

(1) Our consolidated financial statements and notes thereto were included in the Original Report, beginning on page F-1 of the Original Report.

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in our consolidated financial statements or notes thereto, which were included in the Original Report, beginning on page F-1 of the Original Report.

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

The hyperlinks to exhibits marked with plus/minus sign (±) were incorrect in the Original Report. The corrected hyperlinks are included in this Form 10-K/A.1

All other exhibits listed have previously been filed with the SEC and are incorporated herein by reference.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.3	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

3.4	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

4.1	Specimen stock certificate for shares of common stock of the Registrant, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, filed on December 31, 2019 (File No. 333-235761))

4.2	Indenture (including form of Notes) with respect to Novavax, Inc.’s 3.75% Convertible Senior Notes due 2023, dated as of January 29, 2016, between Novavax, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

4.3±	Form of Series A Convertible Preferred Stock Certificate of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

4.4	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.1††	Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.2††	Amendment to Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement filed on April 30, 2014 in connection with the Annual Meeting held on June 12, 2014 (File No. 000-26770))

10.3††	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.4††±	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.5††	Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2020, filed on May 11, 2020 (File No. 000-26770))

10.6††	Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 13, 2020 in connection with the Annual Meeting held on June 25, 2020 (File No. 000-26770))

10.7††	Form of Non-Statutory Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.8††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.9††	Form of Incentive Stock Option Award Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.10††	Form of Incentive Stock Option Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Performance- and Time-Based Vesting) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2016 (File No. 000-26770))

10.11††	Form of Restricted Stock Award Agreement granted under the Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.12††	Form of Restricted Stock Unit Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 18, 2019 (File No. 000-26770))

10.13††	Form of Stock Appreciation Right Award Agreement granted under the Novavax, Inc. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 7, 2019 (File No. 000-26770))

10.14††	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.15††	Employment Agreement between Novavax, Inc. and Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

10.16††	Employment Agreement between Novavax, Inc. and Gregory M. Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2010 (File No. 000-26770))

10.17††	Employment Agreement between Novavax, Inc. and Gregory F. Covino dated October 30, 2020 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.18††	Offer letter to Gregory F. Covino dated October 30, 2020 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.19††±	Employment Agreement between Novavax, Inc. and John A. Herrmann dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.20††±	Employment Agreement between Novavax, Inc. and John J. Trizzino dated March 3, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.21††±	Novavax, Inc. Amended and Restated Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.22††±	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 (File No. 000-26770))

10.23±	Lease Agreement for space at 22 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and Novavax, Inc., dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.24±	Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of February 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.25±	First Amendment to Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and Novavax, Inc., dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.26±	Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and Novavax, Inc., dated as of March 31, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.27	Deed of Lease for space at 700 Quince Orchard Road between ARE-MARYLAND NO. 51, LLC and Novavax, Inc., dated October 22, 2020 (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.28**±	Second Amended and Restated Joint Venture Agreement between Novavax, Inc. and Cadila Pharmaceuticals Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.29**±	Second Amended and Restated Novavax Product License Agreement between Novavax, Inc. and CPL Biologicals Private Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.30^±	Supply and License Agreement between Novavax, Inc. and Serum Institute of India Private Limited, dated as of July 30, 2020 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.31^±	Amendment to Supply and License Agreement between Novavax, Inc. and Serum Institute of India Private Limited, dated as of September 11, 2020 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.32**±	Grant Agreement between Bill & Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.33**±	Global Access Commitments Agreement between Bill & Melinda Gates Foundation and Novavax, Inc., dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.34^±	Asset Purchase Agreement between Novavax, Inc. and Paragon Bioservices, Inc., dated June 26, 2019 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 7, 2019 (File No. 000-26770))

10.35^	SARS-CoV-2 Vaccine Supply Agreement, effective as of October 22, 2020, between Novavax, Inc. and The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.36^	Advance Purchase Agreement, effective as of December 31, 2020, between Novavax, Inc. and the Commonwealth of Australia as represented by the Department of Health (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.37^	Advance Purchase Agreement, effective as of January 19, 2021, between Novavax, Inc. and Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.38^±	Base Agreement between Novavax, Inc. and Advanced Technology International, dated June 25, 2020 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.39^±	Undefinitized Project Agreement No. 1 between Novavax, Inc. and Advanced Technology International, dated July 6, 2020 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.40^±	Modification No. 01 to Undefinitized Project Agreement No. 1 between Novavax, Inc. and Advanced Technology International. dated July 9, 2020 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.41^	Modification No. 02 to Undefinitized Project Agreement No. 01, entered into September 10, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.42^	Modification No. 03 to Undefinitized Project Agreement No. 01, entered into September 18, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.43^	Modification No. 04 to Undefinitized Project Agreement No. 01, entered into December 23, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.44^	Modification No. 05 to Undefinitized Project Agreement No. 01, dated January 12, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.45^	Modification No. 06 to Undefinitized Project Agreement No. 01, entered into January 19, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.46±	Letter Contract between Novavax, Inc. and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, dated June 8, 2020 (Incorporated as reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-267770))

10.47±	Amendment of Solicitation/Modification of Contract between Novavax, Inc. and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, dated September 16, 2020 (Incorporated as reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-267770))

10.48^	Amendment of Solicitation/Modification of Contract, Modification No. 2, entered into December 1, 2020, between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.49^	Amendment of Solicitation/Modification of Contract, Modification No. 3, entered into January 5, 2021, between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (Incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.50	Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and JPMorganChase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.51	Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.52±	Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29,2016 (File No. 000-26770))

10.53	Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.54	Series A Convertible Preferred Subscription Agreement, dated June 15, 2020, between Novavax, Inc. and RA Capital Healthcare Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

10.55	Restated Funding Agreement, entered into on May 11, 2020, between Novavax, Inc. and the Coalition for Epidemic Preparedness Innovations (Incorporated as reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-267770))

10.56^	Amendment Number 1 to the iPDP and Budget of the Outbreak Response Funding Agreement (Step 2), entered into on November 2, 2020, between Novavax, Inc. and the Coalition for Epidemic Preparedness Innovations (Incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.57	Share Purchase Agreement between Novavax, Inc. (solely as guarantor), Novavax AB, De Bilt Holdings B.V., Poonawalla Science Park B.V., Bilthoven Biologicals B.V. and Serum Institute International B.V. (solely as guarantor), dated May 27, 2020 (Incorporated as reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-267770))

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act of 1934

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.
By:	/s/ Stanley C. Erck
Stanley C. Erck President and Chief Executive Officer

Date: April 29, 2021