Form 10-Q
period 2021-03-31
NOVAVAX INC
filed 2021-05-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 000-26770
NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware			22-2816046
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

21 Firstfield Road	Gaithersburg	MD	20878
(Address of principal executive offices)			(Zip code)
(240) 268-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NVAX	The Nasdaq Global Select Market
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 74,094,435 as of April 30, 2021.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020	2
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020	3
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	4
	Notes to the Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	30
PART II. OTHER INFORMATION		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 5.	Other Information	30
Item 6.	Exhibits	32
SIGNATURES		33

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,995,482	$553,398
Marketable securities	2,250	157,649
Restricted cash	32,128	93,880
Accounts receivable	56,898	262,012
Unbilled services	45,295	—
Prepaid expenses and other current assets	114,731	181,264
Total current assets	2,246,784	1,248,203
Restricted cash	1,460	1,460
Property and equipment, net	192,044	179,954
Intangible assets, net	5,270	5,725
Goodwill	130,879	135,379
Other non-current assets	31,929	11,758
Total assets	$2,608,366	$1,582,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,605	$54,332
Accrued expenses	148,611	142,468
Deferred revenue	822,809	273,228
Current portion of finance lease liabilities	121,144	105,862
Other current liabilities	2,386	3,782
Total current liabilities	1,208,555	579,672
Convertible notes payable	322,390	322,035
Non-current finance lease liabilities	16,696	40,083
Other non-current liabilities	21,598	13,480
Total liabilities	1,569,239	955,270

Commitments and contingencies

Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—

Stockholders' equity:
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2021 and December 31, 2020; and 74,470,583 shares issued and 74,061,594 shares outstanding at March 31, 2021 and 71,350,365 shares issued and 70,953,739 shares outstanding at December 31, 2020	745	714
Additional paid-in capital	3,180,114	2,535,476
Accumulated deficit	(2,096,918)	(1,874,199)
Treasury stock, 408,989 shares, cost basis at March 31, 2021 and 396,626 shares, cost basis at December 31, 2020	(44,457)	(41,806)
Accumulated other comprehensive (loss) income	(357)	7,024
Total stockholders’ equity	1,039,127	627,209
Total liabilities and stockholders’ equity	$2,608,366	$1,582,479
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenue:
Government contracts	$382,704	$—
Grant and other	64,525	3,377
Total revenue	447,229	3,377

Expenses:
Research and development	592,671	16,895
General and administrative	63,190	9,379
Total expenses	655,861	26,274
Loss from operations	(208,632)	(22,897)
Other income (expense):
Investment income	362	436
Interest expense	(4,839)	(3,403)
Other expense	(6,593)	—
Net loss before income tax expense	$(219,702)	$(25,864)
Income tax expense	3,017	—
Net loss	$(222,719)	$(25,864)

Basic and diluted net loss per share	$(3.05)	$(0.58)

Basic and diluted weighted average number of common shares outstanding	73,035	44,421
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net loss	$(222,719)	$(25,864)
Other comprehensive income (loss):
Net unrealized losses on marketable securities available-for-sale, net of reclassifications	(9)	(132)
Foreign currency translation adjustment	(7,372)	(1,846)
Other comprehensive loss	(7,381)	(1,978)
Comprehensive loss	$(230,100)	$(27,842)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Three Months Ended March 31, 2021 and 2020
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Stockholders' Equity (Deficit)
	Shares	Amount
	(in thousands, except share information)
Balance at December 31, 2020	71,350,365	$714	$2,535,476	$(1,874,199)	$(41,806)	$7,024	$627,209
Non-cash stock-based compensation	—	—	53,060	—	—	—	53,060
Stock issued under incentive programs	541,251	5	26,745	—	(2,651)	—	24,099
Issuance of common stock, net of issuance costs of $7,292	2,578,967	26	564,833	—	—	—	564,859
Unrealized loss on marketable securities	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	(7,372)	(7,372)
Net loss	—	—	—	(222,719)	—	—	(222,719)
Balance at March 31, 2021	74,470,583	$745	$3,180,114	$(2,096,918)	$(44,457)	$(357)	$1,039,127

Balance at December 31, 2019	32,399,352	$324	$1,260,551	$(1,431,801)	$(2,583)	$(12,508)	$(186,017)
Non-cash stock-based compensation	—	—	3,965	—	—	—	3,965
Stock issued under incentive programs	33,239	—	60	—	(55)	—	5
Issuance of common stock, net of issuance costs of $2,498	21,473,731	215	185,703	—	—	—	185,918
Unrealized loss on marketable securities	—	—	—	—	—	(132)	(132)
Foreign currency translation adjustment	—	—	—	—	—	(1,846)	(1,846)
Net loss	—	—	—	(25,864)	—	—	(25,864)
Balance at March 31, 2020	53,906,322	$539	$1,450,279	$(1,457,665)	$(2,638)	$(14,486)	$(23,971)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Operating Activities:
Net loss	$(222,719)	$(25,864)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,317	925
Non-cash stock-based compensation	53,060	3,965
Right-of-use assets expensed	951	—
Other	6,362	356
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	220,205	4,521
Accounts payable and accrued expenses	53,325	(8,450)
Deferred revenue	549,584	1,437
Net cash provided by (used in) operating activities	663,085	(23,110)

Investing Activities:
Capital expenditures	(13,781)	(122)
Purchases of marketable securities	(2,167)	(57,606)
Proceeds from maturities and sale of marketable securities	157,557	—
Net cash provided by (used in) investing activities	141,609	(57,728)

Financing Activities:
Net proceeds from sales of common stock	564,859	185,918
Proceeds from the exercise of stock-based awards	26,750	5
Treasury stock related to tax withholding on stock-based awards	(2,651)	—
Finance lease payments	(11,971)	—
Net cash provided by financing activities	576,987	185,923
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,349)	(73)
Net increase in cash, cash equivalents and restricted cash	1,380,332	105,012
Cash, cash equivalents and restricted cash at beginning of period	648,738	82,180
Cash, cash equivalents and restricted cash at end of period	$2,029,070	$187,192

Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$9,076	$125
Right-of-use assets from new lease agreements	$9,770	$—

Supplemental disclosure of cash flow information:
Cash interest payments	$7,530	$6,094
Cash paid for income taxes	$3,017	$—
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Note 1 – Organization
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, Novavax AB and Novavax CZ, the “Company”) is a biotechnology company that promotes improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. The Company’s vaccine candidates, including both its coronavirus vaccine candidate, NVX-CoV2373, and its lead influenza vaccine candidate, NanoFluTM, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. NVX-CoV2373 and NanoFlu include the use of the Company's proprietary Matrix-M™ adjuvant.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2021, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020, the consolidated statements of changes in stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020 and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries, Novavax AB and Novavax CZ. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona), and the functional currency of Novavax CZ, which is located in the Czech Republic, is the local currency (Czech Koruna). The translation of assets and liabilities of these subsidiaries to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheets. Accumulated other comprehensive (loss) income included a foreign currency translation balance of $(0.4) million and $7.0 million as of March 31, 2021 and December 31, 2020, respectively.
The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	March 31, 2021	December 31, 2020
Cash	$135,729	$122,312
Money market funds	233,344	96,116
Government-backed securities	54,250	44,250
Treasury securities	25,022	44,052
Corporate debt securities	1,547,137	246,668
Cash and cash equivalents	$1,995,482	$553,398
Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature.
Marketable Securities
The Company invests in marketable securities that generally consist of debt securities with maturities greater than three months from the date of purchase that include commercial paper, government-backed securities, treasury securities, corporate notes and agency securities. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company's ability and intent to hold the investment to maturity.
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
The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the consolidated balance sheets, and unrealized gains and losses on marketable securities are reported as a separate component of stockholders' equity (deficit) until realized. Marketable securities are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company's ability to hold the securities, including whether the Company will be required to sell a security prior to recovery of its amortized cost basis, the investment issuer's financial condition and business outlook to predict whether the loss in value is other-than-temporary. Realized gains and losses and declines in value determined to be other-than-temporary are recorded as other income (expense) in the consolidated statements of operations.
Restricted Cash
The Company’s current and non-current restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) funding agreements, payments received under the Bill & Melinda Gates Foundation (“BMGF”) grant agreements and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. The Company will utilize the CEPI and BMGF funds as it incurs expenses for services performed under these agreements.
As of March 31, 2021, the restricted cash balances (both current and non-current) consisted of $1.2 million for payments received from BMGF, $30.9 million of payments under the CEPI funding agreements and $1.5 million of security deposits. As of December 31, 2020, the restricted cash balances (both current and non-current) consisted of $1.5 million for payments received from BMGF, $92.4 million of payments under the CEPI funding agreements and $1.5 million of security deposits of security deposits.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,995,482	$553,398
Restricted cash current	32,128	93,880
Restricted cash non-current	1,460	1,460
Cash, cash equivalents and restricted cash	$2,029,070	$648,738
Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards.

The Company has historically generated significant federal, state and foreign tax net operating losses, which may be subject to limitation in future periods. Management has fully reserved the related deferred tax assets with a valuation allowance in the current reporting period as more likely than not the related benefit will not be realized. The Company is currently subject to examination in all open tax years.

During the three months ended March 31, 2021, the Company recognized $3.0 million of income tax expense related to foreign withholding tax on an advance payment of a license fee.

Net Loss per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding. As of March 31, 2021 and 2020, the Company had outstanding stock options, stock appreciation rights (“SARs”) and unvested restricted stock units (“RSUs”) totaling 6,273,234 and 4,968,953, respectively.
As of March 31, 2021, the Company’s Notes (see Note 8) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These shares, after giving effect to the add back of interest expense and unamortized debt issuance costs on the Notes (see Note 8) and any shares due to the Company upon settlement of its capped call transactions are excluded from the computation, as their effect is antidilutive.
Recent Accounting Pronouncements
Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts in an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022 for the Company and may be applied using a full or modified retrospective approach. Early adoption is permitted, but no earlier than January 1, 2021 for the Company. Management has evaluated the impact of adopting ASU 2020-06 and has determined that it will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements
The following table represents the Company's fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at March 31, 2021			Fair Value at December 31, 2020
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$233,344	$—	$—	$96,116	$—	$—
Government-backed securities(1)	—	54,250	—	—	44,250	—
Treasury securities(2)	—	25,022	—	—	54,088	—
Corporate debt securities(3)	—	1,549,387	—	—	373,681	—
Agency securities	—	—	—	—	20,600	—
Total cash equivalents and marketable securities	$233,344	$1,628,659	$—	$96,116	$492,619	$—
Liabilities
Convertible notes payable	$—	$533,705	$—	$—	$407,238	$—
(1)Classified as cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively, on the consolidated balance sheets.
(2)Includes $25,022 and $44,052 classified as cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively, on the consolidated balance sheets.
(3)Includes $1,547,137 and $246,668 classified as cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively, on the consolidated balance sheets.
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
During the three months ended March 31, 2021 and 2020, the Company did not have any transfers between levels.
Note 4 – Marketable Securities
Marketable securities classified as available-for-sale as of March 31, 2021 and December 31, 2020 were comprised of (in thousands):

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$—	$—	$—	$—	$10,038	$—	$(2)	$10,036
Corporate debt securities	2,250	—	—	2,250	127,003	13	(3)	127,013
Agency securities	—	—	—	—	20,599	1	—	20,600
Total marketable securities	$2,250	$—	$—	$2,250	$157,640	$14	$(5)	$157,649
The primary objective of the Company's investment policy is the preservation of capital; thus, the Company's investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.
Note 5 – Acquisition of Novavax CZ
The results of operations from Novavax CZ, acquired in May 2020, have been included in the consolidated financial statements since the date of acquisition. As a result, the consolidated financial results for the three months ended March 31, 2020 do not reflect Novavax CZ results. During the three months ended March 31, 2021, Novavax CZ did not recognize any revenue, recorded an exchange rate loss on intercompany loans of $5.9 million that is included in other expense in the Consolidated Statement of Operations, and a net loss of $16.7 million from Novavax CZ operations.

The supplemental pro forma financial information for the periods set forth below gives effect to the acquisition as if it had occurred as of January 1, 2020. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time. The unaudited pro forma financial information combines the historical results of operations of the Company and Novavax CZ for the periods presented below and reflects the application of certain pro forma adjustments (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Revenue	$447,229	$3,377
Net loss	(222,719)	(27,625)
Basic and diluted net loss per share	$(3.05)	$(0.53)
Pro forma adjustments include the recognition of depreciation expense based on the acquisition date fair value and remaining useful lives of Novavax CZ fixed assets (net of historical depreciation expense) and the elimination of costs related to the acquisition, which are non-recurring in nature.
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The change in the carrying amounts of goodwill for the three months ended March 31, 2021 was as follows (in thousands):

Amount
Balance at December 31, 2020	$135,379
Currency translation adjustments	(4,500)
Balance at March 31, 2021	$130,879

Identifiable Intangible Assets
Purchased intangible assets consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,545	$(3,275)	$5,270	$9,099	$(3,374)	$5,725
Collaboration agreements	3,859	(3,859)	—	4,109	(4,109)	—
Total identifiable intangible assets	$12,404	$(7,134)	$5,270	$13,208	$(7,483)	$5,725
Amortization expense for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.2 million respectively.

Estimated amortization expense for existing intangible assets for the remainder of 2021 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2021 (remainder)	$320
2022	427
2023	427
2024	427
2025	427
2026	427
Note 7 - Leases
During the three months ended March 31, 2021, the Company determined that a supply agreement with a contract manufacturing organization was an arrangement that contained an embedded lease under ASC Topic 842, Leases (“ASC 842”) as it has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the arrangement. The lease has a term of 12 months or less at the commencement date and lease payments are recognized as an expense on a straight-line basis over the lease term and variable lease payments, which do not depend on an index or rate, as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with contractual agreements. During the three months ended March 31, 2021, the Company recognized a short-term lease expense of $127.6 million related to its embedded leases, including a new lease that commenced during the first quarter of 2021. During the three months ended March 31, 2020, the Company did not incur any short-term embedded lease expense.
Note 8 – Long-Term Debt
Convertible Notes
The Company incurred approximately $10.0 million of debt issuance costs during the first quarter of 2016 relating to the issuance of $325 million aggregate principal amount of convertible senior unsecured notes that will mature on February 1, 2023 (the “Notes”), which were recorded as a reduction to the Notes on the consolidated balance sheet. The $10.0 million of debt issuance costs is being amortized and recognized as additional interest expense over the seven years contractual term of the Notes on a straight-line basis, which approximates the effective interest rate method.
Total convertible notes payable consisted of the following at (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(2,610)	(2,965)
Total convertible notes payable	$322,390	$322,035
Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Coupon interest at 3.75%	$3,047	$3,047
Amortization of debt issuance costs	356	356
Total interest expense on Notes	$3,403	$3,403

Note 9 – Stockholders' Equity (Deficit)
In January 2021, the Company entered into an At Market Issuance Sales Agreement ("January 2021 Sales Agreement"), which allows it to issue and sell up to $500 million in gross proceeds of its common stock. During the first quarter of 2021, the Company sold 1.7 million shares of common stock under the January 2021 Sales Agreement resulting in $452.0 million in net proceeds, leaving $42.2 million remaining.

In November 2020, the Company entered into an At Market Issuance Sales Agreement ("November 2020 Sales Agreement"), which allowed it to issue and sell up to $500 million in gross proceeds of its common stock. From January 1, 2021 through January 20, 2021, the Company sold 0.9 million shares of common stock resulting in $113.0 million in net proceeds, leaving $27.2 million remaining under the agreement. The Company terminated the November 2020 Sales Agreement by mutual agreement upon entering into the January 2021 Sales Agreement.
During the first quarter of 2020, the Company sold 21.5 million shares of common stock resulting in $185.9 million in net proceeds under its various At Market Issuance Sales Agreement.
Note 10 – Stock-Based Compensation
Stock Options
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company's annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 10.9 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.
The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms.
The 2015 Plan permits and the 2005 Plan permitted the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights and restricted stock units. In addition, under the 2015 Plan, unrestricted stock, stock units and performance awards may be granted. Stock options and stock appreciation rights generally have a maximum term of ten years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company's common stock at the time of grant. Grants of stock options are generally subject to vesting over periods ranging from one to four years.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2015 Plan and 2005 Plan for the three months ended March 31, 2021:

	2015 Plan		2005 Plan
	Stock Options and SARs	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2021	5,420,463	$38.05	214,186	$88.11
Granted	32,958	$132.14	—	$—
Exercised	(437,054)	$51.42	(35,401)	$106.49
Canceled	(6,270)	$27.65	—	$—
Outstanding at March 31, 2021	5,010,097	$37.52	178,785	$84.47
Shares exercisable at March 31, 2021	590,006	$72.46	178,785	$84.47
Shares available for grant at March 31, 2021	2,381,759
The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Weighted average Black-Scholes fair value of stock options granted	$116.26	$5.39
Risk-free interest rate	0.5%-0.9%	0.6%-1.5%
Dividend yield	—%	—%
Volatility	124.7%-140.3%	133.6%-142.6%
Expected term (in years)	4.1-5.3	3.9
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2015 Plan and 2005 Plan as of March 31, 2021 was approximately $738 million and 8.4 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2015 Plan and 2005 Plan as of March 31, 2021 was $81.6 million and 5.3 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and stock appreciation rights on March 31, 2021. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and vesting of restricted stock awards for the three months ended March 31, 2021 and 2020 was $81.5 million and $0.2 million, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 600,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of March 31, 2021, there were 212,897 shares available for issuance under the ESPP.
The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Range of Black-Scholes fair values of ESPP shares granted	$128.70-$238.85	$2.57-$35.00
Risk-free interest rate	0.1%	1.5%-2.6%
Dividend yield	—%	—%
Volatility	120.4%-159.4%	66.6%-154.4%
Expected term (in years)	0.5-2.0	0.5-2.0
Restricted Stock Units
The following is a summary of restricted stock units activity for the three months ended March 31, 2021:

	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and Unvested at January 1, 2020	1,044,980	$72.59
Restricted stock units granted	69,732	$181.24
Restricted stock units vested	(26,097)	$68.44
Restricted stock units forfeited	(4,263)	$142.88
Outstanding and Unvested at March 31, 2021	1,084,352	$79.39

The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$23,790	$1,908
General and administrative	29,270	2,057
Total stock-based compensation expense	$53,060	$3,965
As of March 31, 2021, there was approximately $276 million of total unrecognized compensation expense related to unvested stock options, SARs, restricted stock units and the ESPP. The increase in unrecognized compensation expense is primarily due to the significant increase in the Company's common stock price in 2020. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.1 years, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods and awards that require approval by the stockholders.
Note 11 – Contingencies
In February 2021, a Novavax stockholder filed a derivative complaint against members of the Company's board of directors and certain senior management in the Delaware Court of Chancery with Novavax as a nominal defendant. The complaint challenges equity awards made in April 2020 and in June 2020 on the ground that they were “spring-loaded,” that is, made at a time when certain board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff seeks an award of damages to the Company, an order rescinding the 2020 awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. The defendants intend to move to dismiss the complaint in its entirety. The financial impact of the plaintiff's claim is not estimable.
Note 12 – Revenue
Government Contracts and Grants
During the three months ended March 31, 2021, the Company performed research and development under government contracts and grant, license and clinical development agreements. Revenue primarily consisted of funding under U.S. government contracts and the Company's funding arrangement with the CEPI to advance the clinical development and manufacturing of NVX-CoV2373. The Company’s U.S. government contracts comprise an agreement with Advanced Technology International (“ATI”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (“OWS”) and a contract with the U.S. Department of Defense (the “DoD”). The Company’s revenue from CEPI comprises grant and forgivable loan funding. The latter is repayable if the proceeds from the sales of NVX-CoV2373 to one or more third parties covers the Company’s costs of manufacturing the vaccine, not including manufacturing costs funded by CEPI.
The Company recorded revenue from its government contracts and grants as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Government contracts
OWS	$363,560	$—
DoD	19,144	—
Grants and other
CEPI	61,561	2,258
BMGF	2,628	256
Other	336	863
Total	$447,229	$3,377
Collaboration and License Agreements
In February 2021, the Company finalized an expanded collaboration and license agreement with SK bioscience to manufacture and commercialize NVX-CoV2373 for sale to the government of Korea. Concurrently, SK bioscience finalized an advance purchase agreement with the Korean government to supply 40 million doses of NVX-CoV2373 to the Republic of Korea beginning in 2021. The agreement is in addition to the Company's existing manufacturing arrangement with SK bioscience entered into in August 2020. Under these agreements, SK bioscience has been granted an exclusive license to develop, manufacture and commercialize NVX-CoV2373 in the Republic of Korea. SK bioscience will expand its capacity to manufacture the antigen component of NVX-CoV2373 for use in the final drug product globally, including product distributed by the COVAX Facility. SK bioscience will also purchase a certain quantity of NVX-CoV2373 directly from the Company, subject to approval by relevant regulatory authority, and sufficient doses of Matrix-M adjuvant to manufacture the remainder of the 40 million doses of NVX-CoV2373 it expects to sell to the Korean government. SK bioscience will pay a tiered royalty in the low to middle double-digit range on the sale of NVX-CoV2373.
In February 2021, the Company finalized a collaboration agreement previously announced in August 2020, with Takeda Pharmaceutical Company Limited (“Takeda”) for the exclusive development, manufacturing and commercialization of NVX-CoV2373 in Japan. Under the agreement, the Company will transfer technology and supply the Matrix-M adjuvant to Takeda, who will manufacture the antigen component of NVX-CoV2373. Takeda will receive funding from the Government of Japan’s Ministry of Health, Labour and Welfare to support the technology transfer, establishment of infrastructure and scale-up of manufacturing. The Company will be entitled to receive royalty payments based on the achievement of certain development and commercial milestones, as well as on a portion of net profits from the sale of the vaccine.
Vaccine Supply Agreements
During the first quarter of 2021, the Company entered into various advanced purchase agreements ("APAs"), including an agreement with Her Majesty the Queen in Right of Canada as represented by the Minister of Public Works and Government Services to supply 52 million doses of NVX-CoV2373. The Company will submit an application for regulatory approval in Canada following its first submission for regulatory approval in another priority market and the Canada authority will provide reasonable assistance to the Company with obtaining such regulatory approval. As part of the agreement, Canada will have the option to purchase up to an additional 24 million doses. In February 2021, the Company reached a MOU with the Canadian government to produce NVX-CoV2373 in Canada. The Company plans to produce NVX-CoV2373 at the National Research Council’s Biologics Manufacturing Centre in Montreal once both the vaccine candidate and the facility receive Health Canada approvals.
In February 2021, the Company entered into a Memorandum of Understanding ("MOU") with Gavi, the Vaccine Alliance ("Gavi"), to provide 1.1 billion cumulative doses of NVX-CoV2373 for the COVAX Facility. In April 2021, the Company finalized an APA with Gavi for vaccine supply and global distribution to COVAX Facility (see Note 13).

During the three months ended March 31, 2021, changes in the Company's accounts receivables, unbilled services and deferred revenue balances were as follows (in thousands):

	December 31, 2020	Additions	Deductions	March 31, 2021
Accounts receivable	$262,012	$948,083	$(1,153,197)	$56,898
Unbilled services	—	240,751	(195,456)	45,295
Deferred revenue	273,228	755,873	(206,292)	822,809
As of March 31, 2021, the deferred revenue of $822.8 million primarily comprised of approximately $772 million related to upfront payments under APAs.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) was $5.0 billion as at March 31, 2021. The Company expects to fulfil its unsatisfied performance obligations within 12 months.
Note 13 – Subsequent Events
In May 2021, the Company finalized an APA with Gavi, building upon its MOU previously announced in February 2021. Under the terms of the agreement, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. The Company expects to manufacture and distribute 350 million of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL is expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. The Company expects to deliver doses with antigen and adjuvant manufactured at facilities directly funded under the Company's funding agreement with CEPI. The Company expects to supply significant doses that Gavi would allocate to low, middle and high income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi may prioritize such doses to low and middle income countries, at lower prices. Additionally, the Company may provide additional doses, to the extent available from CEPI funded manufacturing facilities, in the event that SIIPL cannot materially deliver expected vaccine doses to the COVAX Facility.Together with SIIPL, the Company expects to initiate delivery of the cumulative 1.1 billion doses in the third quarter of 2021, pending receipt of appropriate regulatory authorizations. Under the agreement, the Company expects to receive an upfront payment from Gavi and an additional payment after securing emergency use listing for NVX-CoV2373 by the World Health Organization. Under the agreement, the Company expects to receive an upfront payment from Gavi and an additional payment after securing emergency use listing for NVX-CoV2373 by the World Health Organization.
In April 2021, the Company's OWS agreement was amended to fully fund the agreement up to $1.75 billion to support certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of the vaccine candidate to the U.S. Government. OWS is a partnership among components of the U.S. Department of Health and Human Services and the U.S. Department of Defense working to accelerate the development, manufacturing and distribution of COVID-19 vaccines, therapeutics, and diagnostics.
In April 2021, the Company announced the pre-print publication of data from a Phase 2b clinical trial in children demonstrating up to 77% efficacy for a malaria vaccine candidate, R21, created by the University of Oxford that includes the Company's Matrix-M adjuvant and is licensed to SIIPL. The Company will manufacture and supply the Matrix-M component of R21 to SIIPL. Additionally, SIIPL has the rights to use Matrix-M in the vaccine in regions where the disease is endemic and will pay royalties to the Company on its market sales of the vaccine. The Company will have commercial rights to sell and distribute the SIIPL-manufactured vaccine in certain countries, primarily in the travelers’ and military vaccine markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries Novavax AB and Novavax CZ, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production and delivery for NVX-CoV2373; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of NVX-CoV2373 and NanoFlu™; the expected timing and content of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), the U.S. Department of Defense (“DoD”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments from the Bill & Melinda Gates Foundation (“BMGF”); our available cash resources and usage and the availability of financing generally; plans regarding partnering activities, business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” "aim," or “assume,” the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different from actual results.
Risk factors discussed in this Quarterly Report, identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and those of which we are not currently aware, could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by or on behalf of us, therefore, you should not place undue reliance on any such forward-looking statements. We have included important factors that could cause results to differ in the cautionary statements included in this Quarterly Report, particularly those identified in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time. You are encouraged to read these filings as they are made.
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
Overview
Novavax, Inc., together with our wholly-owned subsidiaries, Novavax AB and Novavax CZ, is a biotechnology company promoting improved global health through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases and address urgent, global health needs. Our vaccine candidates, including both our coronavirus vaccine candidate (“NVX-CoV2373”) and our seasonal quadrivalent influenza vaccine candidate (“NanoFlu”), are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis. We believe that our protein-subunit-based candidates elicit differentiated immune responses that may be more efficacious than naturally occurring immunity or other vaccine approaches. To date, we have formulated many of the vaccine candidates in our pipeline with our Matrix-M adjuvant, including NVX-CoV2373 and NanoFlu. Our Matrix-M adjuvant, which enables dose-sparing, has been shown to enhance functional immune responses and has been well-tolerated in multiple clinical trials to date.
Near-term Clinical Development Pipeline
Our development pipeline encompasses vaccine candidates addressing therapeutic areas including coronavirus, seasonal influenza, respiratory syncytial virus (“RSV”) and other emerging infectious diseases. At the forefront of our pipeline is NVX-CoV2373. We have also advanced our NanoFlu program through a Phase 3 clinical trial, demonstrating positive top-line results and achieving statistical significance in key secondary endpoints. We continue to evaluate the viability of certain combination vaccines, including combinations of our NanoFlu, NVX-CoV2373 and respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”).

As the world continues to address the global COVID-19 pandemic, we remain focused today on bringing our NVX-CoV2373 vaccine candidate to market following global regulatory approvals. Through the initiation of crossover and booster studies in our clinical trials, as well as development of our variant strain vaccine candidates, we continue to collect data to optimize vaccine performance. We expect these continued clinical insights will enable us to evolve our booster strategy to most effectively address the evolving COVID-19 pandemic.

In addition to our COVID-19 clinical development, NanoFlu continues to be a priority for our team, especially as it relates to a potential combined NanoFlu / NVX-CoV2373 vaccine. Although NVX-CoV2373 and NanoFlu are our near-term priorities, we remain optimistic that the additional programs in our pipeline, including our vaccine candidates for RSV and other emerging infectious diseases, present viable opportunities for future development.

A summary and status of our near-term clinical and preclinical development program follows:

Therapeutic Area	Name	Preclinical	Phase 1	Phase 2	Phase 3	Marketed
Coronavirus	NVX-CoV2373[(1)(2)] (Booster)	Matrix-M				
	Variant Strain (Monovalent and / or Bivalent)	Matrix-M				
Seasonal Influenza	NanoFlu (Older Adults) *(Pre-BLA)*	Matrix-M				
Combination Vaccines	NanoFlu / NVX-CoV2373	Matrix-M				
	NanoFlu / RSV	Matrix-M				
	NanoFlu / NVX-CoV2373 / RSV	Matrix-M				

Clinical Development Conducted by Partners

Malaria	R21[(3)]	Matrix-M

(1)Supported by funding from OWS, DoD, CEPI and BMGF
(2)Ongoing PREVENT-19, a Phase 3 clinical trial in U.S. and Mexico; Ongoing Phase 3 in UK; Ongoing Phase 2b in South Africa
(3)Reflects malaria vaccine candidate ("R21"), created by the University of Oxford and formulated with Matrix-M adjuvant; Ongoing Phase 3 clinical trial in Africa; R21 is licensed to Serum Institute of India Private Limited ("SIIPL"); Novavax will have commercial rights to sell and distribute R21 in certain countries, primarily in travelers' and military vaccine markets
Matrix-M Adjuvant

Our proprietary Matrix-M adjuvant has demonstrated potent and well-tolerated efficacy by stimulating the entry of antigen presenting cells (APCs) into the injection site and enhancing antigen presentation in local lymph nodes, which in turn activates T cell, B cell, and APC populations, thereby boosting immune response. Our Matrix-M adjuvant has been shown to increase neutralizing antibodies and induces long-lasting memory B cells, which enhances B-cell immunity and recruits and increases the frequency of CD4+ and CD8+ T cells to enhance T cell immunity in preclinical models. The potent immune-stimulating mechanism of action is designed to enable a lower dose of antigen required to achieve the desired immune response, ultimately contributing to increased supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.
Coronavirus
NVX-CoV2373 Clinical Development

We have evaluated NVX-CoV2373 in various preclinical and clinical trials, including two Phase 3 trials, one Phase 2b trial, and one Phase 1/2 trial, announcing a number of significant developments in moving our program forward in the first quarter of 2021. Through our clinical development program to date, we have collected data that indicates a reassuring safety profile and high levels of efficacy for NVX-CoV2373, as well as confirmed the use of a 5 microgram dose of NVX-CoV2373 with Matrix-M adjuvant for our late-stage development. A summary and status of our clinical development of NVX-CoV2373 follows:

PREVENT-19 Pediatric Expansion

In April 2021, we initiated a pediatric expansion of our PREVENT-19 pivotal Phase 3 U.S. and Mexico trial. This expansion of PREVENT-19 will evaluate the efficacy, safety and immunogenicity of NVX-CoV2373 in up to 3,000 adolescent participants aged 12 to 17 across up to 75 sites in the U.S. Participants will randomly receive either the vaccine candidate or placebo in two doses, administered 21 days apart. Two-thirds of participants will receive intramuscular injections of the vaccine and one-third will receive placebo. A blinded crossover is planned to take place six months after the initial set of vaccinations to ensure that all trial participants receive active vaccine. Participants will also be monitored for safety for up to two years following the final dose.

PREVENT-19 Phase 3 U.S. and Mexico

In February 2021, we completed enrollment of PREVENT-19, which we initiated in December 2020. PREVENT-19 is a randomized, placebo-controlled, observer-blinded trial to evaluate the efficacy, safety and immunogenicity of NVX-CoV2373. The trial enrolled approximately 30,000 participants aged 18 years or older, notably representing a broad demographic subset. The trial enrolled participants who are most impacted by COVID-19, including individuals with medical co-morbidities. The participant trial population is composed of the following: 20% Latin American, 12% African American, 6% Native American, 5% Asian American, and 13% older adults aged 65 years and older. The trial design has been harmonized to align with other Phase 3 trials conducted under the auspices of OWS, including the use of a single external independent Data and Safety Monitoring Board to evaluate safety and conduct an unblinded review when predetermined interim analysis events are reached. The trial’s primary endpoint is the prevention of PCR-confirmed, symptomatic COVID-19. The primary and secondary endpoints will be assessed at least seven days after the second study vaccination in participants who have not been previously infected with SARS-CoV-2. Two-thirds of the participants were assigned to randomly receive two intramuscular injections of NVX-CoV2373 comprising 5 micrograms of antigen with 50 micrograms of Matrix-M adjuvant, administered 21 days apart, while one-third of the trial participants will receive placebo. The primary efficacy analysis is event-driven, based on the number of participants with symptomatic mild, moderate or severe COVID-19 disease. Participants will be followed for 24 months following the second injection. We expect to collect adequate cases in order to conduct a final analysis in the second quarter of 2021. PREVENT-19 is being conducted with support from OWS, including a $1.75 billion agreement.

Phase 3 United Kingdom (“UK”)

In March 2021, we announced the results from our final analysis of the Phase 3 UK trial, which we initiated in September 2020. In the final analysis, NVX-CoV2373 demonstrated 89.7% overall efficacy, 96.4% efficacy against the original COVID-19 strain and 86.3% efficacy against the B.1.1.7 variant strain, first identified in the UK. Our Phase 3 trial in the UK was in partnership with the UK Government’s Vaccines Taskforce. The trial was a randomized, placebo-controlled, observer-blinded trial to evaluate the efficacy, safety and immunogenicity of NVX-CoV2373 in over 15,000 enrolled participants aged 18 to 84 years, including 27% of participants over the age of 65. Half of the trial participants received two intramuscular injections of NVX‑CoV2373 comprising 5 micrograms of antigen with 50 micrograms of Matrix‑M adjuvant, administered 21 days apart, while the other half of the trial participants received placebo. The primary endpoint was first occurrence of PCR-confirmed symptomatic COVID-19 with onset at least seven days after the second study vaccination in participants who have not been previously infected with SARS-CoV-2. The final analysis from this trial expanded upon an interim analysis announced in January 2021. Fourteen days after dose one, vaccine efficacy was 83.4%. There were no cases of severe disease, including all hospitalization and death, in the vaccine group. In participants 65 years of age and older, 10 cases of COVID-19 were observed, with 90% of those cases occurring in the placebo group, leading to a vaccine efficacy of 88.9%. Over 40% of the trial participants had medical comorbidities that placed them at high risk for severe COVID disease (e.g. hypertension, cardiovascular disease, obesity, diabetes) and the vaccine efficacy was 90.9% in this group. The final analysis also showed that NVX-CoV2373 is well-tolerated, with low levels of severe, serious and medically attended adverse events ("SAEs") at day 35, balanced between vaccine and placebo groups.

Phase 2b South Africa

In March 2021, we announced the complete analysis of our Phase 2b South Africa trial, which we initiated in August 2020. In the complete analysis, NVX-CoV2373 demonstrated 55.4% efficacy for the prevention of mild, moderate and severe COVID-19 disease in the 95% of the trial population that was HIV-negative. Overall efficacy, including both HIV-positive and HIV-negative participants, was 48.6% predominantly against the B.1.351 escape variant, with the complete analysis showing that NVX-CoV2373 achieved its primary efficacy endpoint in the overall trial population. During the efficacy analysis, the B.1.351 variant circulating in South Africa accounted for approximately 93% of sequenced cases in our Phase 2b trial. The trial enrolled over 4,400 participants. Half of the trial participants received two intramuscular injections of NVX-CoV2373 comprising 5 micrograms of antigen with 50 micrograms of Matrix-M adjuvant, administered 21 days apart, while the other half of the trial participants received placebo. The complete analysis from this trial expanded upon an interim analysis announced in January 2021. The complete analysis showed that vaccine-induced protection began 14 days after dose one, although increased efficacy was observed seven days after dose two, the primary endpoint for the trial. There were no cases of severe disease in the NVX-CoV2373 group and all hospitalization and death occurred in the placebo group. This trial also showed that the vaccine is well-tolerated, with low levels of SAEs through day 35, balanced between vaccine and placebo groups. While an interim analysis announced in January 2021 reported that prior infection with the original COVID-19 strain may not completely protect against subsequent infection by the variant predominantly circulating in South Africa, the complete analysis indicated that there may be a late protective effect of prior exposure with the original COVID-19 strain. In placebo recipients, at 90 days the illness rate was 8.0% in baseline seronegative participants, with a rate of 5.9% in baseline seropositive participants. In May 2021, results from the Phase 2b South Africa trial were published in the New England Journal of Medicine. CEPI funded the manufacturing of doses of NVX-CoV2373 for this Phase 2b clinical trial, which was also supported in part by a $15.0 million grant from BMGF.

NVX-CoV2373 Booster and Crossover Studies

Novavax-Led Booster and Crossover Studies

As of May 2021, we completed the administration of six-month boost doses in the Phase 2 portion of our U.S. and Australia Phase 1/2 trial, which we began in March 2021. In this booster study, select participants in the 5 microgram dose cohort from the Phase 2 portion of the Phase 1/2 trial received booster doses at six months to examine the functional immune response of our vaccine candidate. Two treatment groups were boosted: a group that previously received only one dose (Day 0) and a group that previously received two doses (Day 0 and Day 21). Immunology results from this booster study are expected in the third quarter of 2021.

In April 2021, we announced the initiation of crossover arms in both our PREVENT-19 and UK Phase 3 trials. Under the updated clinical trial protocols, participants will be offered the opportunity to receive an additional round of injections. Participants who elect to do so will receive an additional two-dose regimen of either vaccine for those who originally received placebo or placebo for those who originally received vaccine. Participants in these trials will remain blinded to their courses of treatment to preserve the ability to assess efficacy in the trials and will continue to be followed to monitor the safety and durability of protection of the vaccine.

In April 2021, we announced the initiation of crossover arms in our Phase 2b South Africa trial. Under the updated clinical trial protocol, participants will receive either active vaccine for those who initially received placebo or a booster dose of active vaccine for those who initially received active vaccine. Participants in the trial will remain blinded to their courses of treatment to preserve the ability to assess efficacy in the trial and will continue to be followed to monitor the safety and durability of protection of the vaccine.

Comparing COVID-19 Vaccine Schedule Combinations - Stage 2 ("Com-COV2")

In April 2021, we announced our participation in Com-COV2, a newly expanded investigator-initiated Phase 2 clinical trial conducted by the University of Oxford and supported by the UK Vaccines Taskforce. NVX-CoV2373 is one of four COVID-19 vaccines that will be studied to evaluate the potential for combined regimens that mix vaccines from different manufacturers to achieve immune protection against COVID-19. The trial will enroll 1,050 adults 50 years of age or older who received their first vaccination during the prior 8-12 weeks. Participants will receive one of four different vaccines as a second dose, 350 of whom will be administered NVX-CoV2373. The trial will compare the immune system responses from those who receive a heterologous regimen to those who receive a homologous regimen. Participants in this non-inferiority study will be followed for reactogenicity (safety) and immune responses. The UK Medicines Healthcare products Regulatory Agency (“MHRA”) and Joint Committee on Vaccination and Immunisation will formally assess the safety and efficacy of any new vaccination regiment before it is made available to the public. Top-line data from this clinical trial are expected in the third quarter of 2021.

NVX-CoV2373 Clinical Development Conducted by Partners

Phase 2/3 India

In March 2021, SIIPL initiated a Phase 2/3 clinical trial of NVX-CoV2373 in India. The initial cohort was fully enrolled in April 2021 and the total study includes approximately 1,600 participants aged 18 to 65 years.

Phase 1/2 Japan

In March 2021, Takeda Pharmaceutical Company Limited (“Takeda”) completed enrollment of a Phase 1/2 clinical trial of NVX-CoV2373 in Japan. This placebo-controlled trial will evaluate the immunogenicity and safety of NVX-CoV2373 in 200 participants aged 20 years and older.

Variant Strain (Monovalent and/or Bivalent) Vaccine Development

Our nanoparticle vaccine technology is purpose-built to rapidly address evolving infectious disease threats. In January 2021, we initiated development of new constructs against the emerging strains of COVID-19, and in February 2021, we selected variant strain vaccines for preclinical evaluation.

In May 2021, we announced data from a preclinical study of our B.1.351 variant strain vaccine candidate in non-human primates ("NHPs"). In this preclinical study, NHPs originally received a two-dose regimen of NVX-CoV2373. A year after initial vaccination, NHPs received two doses of our B.1.351 variant strain vaccine candidate, with Matrix-M adjuvant and administered 21 days apart. Within seven days of receiving boost doses, NHPs exhibited a strong antibody response, as well as a strong functional immune response.

We are currently conducting preclinical studies on multiple variant strain vaccine candidates. We expect to initiate clinical evaluation of one or more of our candidates.
NVX-CoV2373 Regulatory and Licensure

As of May 2021, we continue to work to complete various CMC requirements, which ensure that our manufacturing processes are in accordance with regulatory standards (see further discussion of our manufacturing activities below under NVX-CoV2373 Manufacturing and Supply). We expect to complete multiple filings for authorization in the third quarter of 2021. Below is a summary and status of our regulatory processes.

In February 2021, we announced the initiation of a rolling review processes with non-clinical data to the MHRA and the European Medicines Agency (“EMA”). As a part of the rolling reviews, we continue to submit information, including clinical and manufacturing data. We aim to file for authorization with these regulatory authorities in the third quarter of 2021.

Through the date of filing this Form 10-Q, we continue to be in communication with the FDA through submissions to our open investigational new drug application (“IND”) and discussions on various aspects of the program required to support the regulatory approval process. We plan to file submissions for Emergency Use Authorization (“EUA”) with the FDA and aim to complete our EUA filing in the third quarter of 2021. NVX-CoV2373 has previously been granted Fast Track designation by the FDA, which is intended for products that treat serious or life-threatening diseases or conditions and that demonstrate the potential to address unmet medical needs for such diseases or conditions.

We have also initiated the rolling review process with submissions to several other regulatory agencies worldwide, including Health Canada, Australian Therapeutic Goods Administration (“TGA”) and New Zealand Medsafe. Additionally, we anticipate starting rolling submissions to the World Health Organization for Emergency Use Listing. As part of the rolling reviews, we will continue to submit additional information, including clinical and manufacturing data as they become available. These rolling reviews are initiated to expedite the assessment of vaccines, particularly during public health emergencies.

In addition to these rolling review processes, in April 2021, SK bioscience Ltd. ("SK bioscience") initiated the regulatory submission process in collaboration with Novavax to the Republic of Korea's Ministry of Food and Drug Safety ("MFDS") for authorization of NVX-CoV2373.

COVID-19 Vaccine Funding

We have secured critical funding throughout 2020 and into 2021 that fueled the development of NVX-CoV2373. Through the date of filing this Form 10-Q, funding for NVX-CoV2373 encompasses over $2 billion from sources including BMGF, CEPI, the DoD, and OWS.

In April 2021, our Base Agreement and a Project Agreement (together, the “OWS Agreement”) entered into with Advanced Technology International, Inc., the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with OWS, was amended to fully fund the agreement up to $1.75 billion to support certain activities related to the development of NVX-CoV2373. This includes the manufacture and delivery of 100 million doses of NVX-CoV2373 to the U.S. government. We expect this funding will assist in rapidly developing our large-scale manufacturing capacity and transitioning into ongoing production, including the capability to stockpile and distribute large quantities of NVX-CoV2373 for use in clinical trials and potentially for commercial sale, if authorized for emergency use or licensed. The OWS Agreement will fund the late-stage clinical studies necessary to determine the safety and efficacy of NVX-CoV2373, including PREVENT-19. Funding under the OWS Agreement is also expected to support our plans to file submissions for EUA and licensure with the FDA.

A summary and status of our historical COVID-19 funding developments follows:

NVX-CoV2373 Manufacturing and Supply

We have established a global manufacturing and supply chain to support the commercialization of NVX-CoV2373. With significant progress made throughout 2020 and through the first quarter of 2021, our global supply chain now spans over 10 countries and includes Novavax owned facilities in the Czech Republic and Sweden, as well as partnerships with contract manufacturing organizations around the world. In the first quarter of 2021, we took additional steps to expand our global supply chain and ready our company for commercialization. These developments included securing additional manufacturing capacity for NVX-CoV2373, as well as furthering existing collaborations with manufacturing partners globally.

During the first quarter of 2021, we experienced a shortage of raw materials, which has impacted the timing by which we expect to realize our anticipated total manufacturing capacity. In the quarter, we also continued to advance CMC activities. These include ongoing analytical testing and product characterization, as well as the qualification and validation of assays needed to demonstrate process consistency across our network of manufacturing facilities. Completion of these CMC activities and final determination of doses available for distribution upon potential regulatory approvals is dependent on availability of critical manufacturing supplies, results of analytical testing, and the ultimate efficiency of our manufacturing processes at each facility.

Considering the above, we expect our global manufacturing capacity of NVX-CoV2373 to be approximately 100 million doses per month by the end of the third quarter of 2021. We anticipate the remainder of our manufacturing capacity will come online in the fourth quarter of 2021, which we expect will support total global manufacturing capacity of approximately 150 million doses per month. Of this anticipated capacity, approximately one billion annualized doses will be manufactured by SIIPL.

A summary and status of key manufacturing and supply developments entered into or amended during the first quarter of 2021 follows:
In March 2021, we announced an agreement in principle with GSK and the UK Government Vaccines Taskforce to support the manufacturing of up to 60 million doses of NVX-CoV2373 for use in the UK. Under the agreement, GSK will provide fill and finish manufacturing capacity at its Barnard Castle Facility in the North East of England beginning as early as May 2021. We expect to negotiate a final agreement with GSK to include additional terms and conditions.

In February 2021, we entered into a non-exclusive manufacturing agreement with Jubilant HollisterStier. Under the terms of the agreement, Jubilant HollisterStier will provide fill and finish manufacturing services for the production of NVX-CoV2373. Jubilant HollisterStier’s facility in Spokane, Washington has begun production activities of NVX-CoV2373 final drug product intended for commercial distribution in the U.S.

In February 2021, we reached a Memorandum of Understanding ("MOU") with the Canadian government to produce NVX-CoV2373 in Canada. We plan to produce NVX-CoV2373 at the National Research Council’s Biologics Manufacturing Centre in Montreal once both the vaccine candidate and the facility receive Health Canada approvals. The MOU also includes a broader intention for the Government of Canada and us to work together to increase our Canadian presence. We will explore a range of partnership opportunities for us to expand vaccine production in Canada, including partnerships with Canadian contract manufacturers. We recently initiated the rolling submission process for regulatory approval to Health Canada.

In February 2021, we announced a collaboration and license agreement with SK bioscience, which expanded upon our development and supply agreement entered into in August 2020. Under these agreements, SK bioscience has been granted an exclusive license to develop, manufacture and commercialize NVX-CoV2373 in the Republic of Korea. Concurrently, SK bioscience finalized an advance purchase agreement with the Republic of Korea to supply 40 million doses of NVX-CoV2373 beginning in 2021. SK bioscience will expand its capacity to manufacture the antigen component of NVX-CoV2373 for use in the final drug product globally, including product distributed by the COVAX Facility. SK bioscience will also purchase a certain quantity of NVX-CoV2373 directly from us, subject to the approval by relevant regulatory authority, and sufficient doses of our Matrix-M adjuvant to manufacture the remainder of the 40 million doses of NVX-CoV2373 SK bioscience expects to sell to the Korean government. SK bioscience will pay a tiered royalty in the low to middle double-digit range on the sale of NVX-CoV2373 in the Republic of Korea.

In February 2021, we finalized an exclusive license agreement with Takeda for the development, manufacturing and commercialization of NVX-CoV2373 in Japan. This agreement followed a collaboration agreement with Takeda announced in August 2020. We will transfer technology and supply our Matrix-M adjuvant to Takeda, who will manufacture the vaccine antigen. Takeda will receive funding from the Government of Japan’s Ministry of Health, Labour and Welfare ("MHLW") to support the technology transfer, establishment of infrastructure and scale-up of manufacturing. We anticipate that Takeda will have a manufacturing capacity of 250 million doses per year. In May 2021, the MHLW announced that contract discussions were ongoing with Takeda to potentially order 150 million doses of NVX-CoV2373. Distribution of NVX-CoV2373 in Japan by Takeda is expected to begin in late 2021 or early 2022 and will continue into 2022 onwards. We will be entitled to receive royalty payments based on the achievement of certain development and commercial milestones, as well as on a portion of net profits from vaccine sales. Takeda is responsible for regulatory submission to Japan’s Pharmaceutical and Medical Devices Agency (“PMDA”).

NVX-CoV2373 Supply Agreements

We expect our global supply chain will enable us to deliver upon our supply commitments around the world. We have entered into advance purchase agreements (referred to as "APAs" or "supply agreements" throughout this Form 10-Q), as well as multiple supply and license agreements with strategic partners. The APAs typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development and commercial milestones. We expect to sign additional APAs or supply agreements that are currently in active discussions and negotiations.

In addition to our supply agreements, we have committed 110 million doses of NVX-CoV2373 to the U.S. government in relation to the funding received from OWS and the DoD.

A summary and status of key supply agreements executed since the beginning of 2021 and through the date of filing this Form 10-Q follows:

In May 2021, we finalized an APA with Gavi, the Vaccine Alliance ("Gavi"), building upon our MOU previously announced in February 2021. Under the terms of the agreement, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. We expect to manufacture and distribute 350 million doses of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL is expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. We expect to deliver doses with antigen and adjuvant manufactured at facilities directly funded by the investments previously received from CEPI. We expect to supply significant doses that Gavi would allocate to low, middle and high income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi may prioritize such doses to low and middle income countries, at lower prices. Additionally, we may provide additional doses, to the extent available from CEPI funded manufacturing facilities, in the event that SIIPL cannot materially deliver expected vaccine doses to the COVAX Facility.Together with SIIPL, we expect to initiate delivery of the cumulative 1.1 billion doses in the third quarter of 2021, pending receipt of appropriate regulatory authorizations. Under the agreement, we expect to receive an upfront payment from Gavi and an additional payment after securing emergency use listing for NVX-CoV2373 by the World Health Organization ("WHO").

In January 2021, we finalized an APA with the Government of Canada to supply up to 76 million doses of NVX-CoV2373. Canada has committed to purchase 52 million doses of NVX-CoV2373 with the option for up to an additional 24 million doses. Under the agreement, we expect to supply doses of NVX-CoV2373 to Canada following authorization by Canada’s regulatory agency.

Seasonal Influenza
NanoFlu Program (Older Adults)
To date, we have advanced NanoFlu through a Phase 3 clinical trial in which NanoFlu achieved all primary endpoints and achieved statistical significance in key secondary endpoints. In 2020, we took steps to ensure the continued advancement of NanoFlu in parallel with our COVID-19 activities and formed a leadership team solely dedicated to our NanoFlu program. This NanoFlu development unit benefits from joint shared services with key cross-functional departments and builds on the Company’s established knowledge base in the discovery and development of innovative vaccines. Our NanoFlu team remains focused on seeking regulatory approval from the FDA under the accelerated approval pathway previously granted and exploring the potential for a combination NanoFlu / NVX-CoV2373 vaccine.

Combination Vaccines

With the ongoing development of NanoFlu, NVX-CoV2373 and our RSV F Vaccine, a strong rationale exists for potentially developing combination respiratory vaccines designed to protect susceptible populations against these diseases. Although testing is at an early stage, we believe that the combination of influenza with COVID-19, influenza with RSV, and influenza with both RSV and COVID-19 may be achievable, as these vaccines all use our recombinant nanoparticle technology and include our proprietary Matrix-M adjuvant.

NanoFlu / NVX-CoV2373

In May 2021, we completed a preclinical study of our NanoFlu / NVX-CoV2373 vaccine candidate to assess its immunogenicity and protective efficacy in animal models. Preclinical data from this study showed that the combination vaccine induced strong functional antibodies, with hemagglutination inhibition ("HAI") and ACE2 receptor inhibiting titers that were comparable to immunization with the respective component vaccines alone. The combination vaccine also induced high levels of anti-S IgG and neutralizing antibody titers, as well as induced antibodies against the SARS-CoV-2 spike protein neutralizing epitopes. We expect to initiate clinical evaluation of NanoFlu / NVX-CoV2373 later in 2021.

Malaria

R21

R21 is a malaria vaccine candidate created by the Jenner Institute, University of Oxford, and is formulated with our Matrix-M adjuvant. The University of Oxford has partnered with SIIPL for commercial development of R21, as well as granted a license to SIIPL for the vaccine. We expect to manufacture and supply the Matrix-M adjuvant component of R21 to SIIPL. As of May 2021, SIIPL has committed to the provision of over 200 million doses per year of R21 after licensure. Additionally, SIIPL has rights to use Matrix-M adjuvant in the vaccine in regions where the disease is endemic and will pay royalties to us on its market sales of the vaccine. We will have commercial rights to sell and distribute the SIIPL-manufactured vaccine in certain countries, primarily in the travelers’ and military vaccine markets.

R21 Clinical Development

In May 2021, the first doses were administered in a Phase 3 licensure trial of R21 to assess the efficacy and safety of the malaria vaccine candidate. This double-blinded, randomized, controlled Phase 3 trial includes 4,800 participants aged five to 36 months across five sites in Burkina Faso, Kenya, Mali and Tanzania. Participants will receive three vaccinations four weeks apart and a booster vaccination one year later. Results from this Phase 3 trial could potentially lead to licensure of R21 by 2023.

In April 2021, we announced the pre-print publication of data in Preprints with The Lancet from a Phase 2b clinical trial evaluating R21. The Phase 2b randomized, controlled, double-blind trial was conducted at the Clinical Research Unit of Nanoro / Institut de Recherche en Sciences de la Santé in Africa and recruited 450 participants aged five to 17 months from the catchment area of Nanoro, Burkina Faso. In three study arms, participants received 5 micrograms of R21 with either 25 micrograms of Matrix-M adjuvant, 50 micrograms of Matrix-M adjuvant, or a rabies vaccine as a control. R21 demonstrated 77% efficacy in the higher adjuvant dose group and 71% efficacy in the lower adjuvant dose group. Both adjuvant dose levels were well tolerated in young children, with no severe reactions to the vaccine reported.

Sales of Common Stock
In January 2021, we entered into an At Market Issuance Sales Agreement ("January 2021 Sales Agreement"), which allows us to issue and sell up to $500 million in gross proceeds of our common stock. During the first quarter of 2021, we sold 1.7 million shares of common stock under the January 2021 Sales Agreement resulting in $452.0 million in net proceeds, leaving $42.2 million remaining.
In November 2020, we entered into an At Market Issuance Sales Agreement ("November 2020 Sales Agreement"), which allowed us to issue and sell up to $500 million in gross proceeds of its common stock. From January 1, 2021 through January 20, 2021, we sold 0.9 million shares of common stock resulting in $113.0 million in net proceeds, leaving $27.2 million remaining under the agreement. We terminated the November 2020 Sales Agreement by mutual agreement upon entering into the January 2021 Sales Agreement.

Critical Accounting Policies and Use of Estimates
There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.
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
Three Months Ended March 31, 2021 and 2020
Revenue:

	Three Months Ended March 31,
	2021	2020	Change
Revenue (in thousands):
Government contracts	$382,704	$—	$382,704
Grants and other	64,525	3,377	61,148
Total revenue	$447,229	$3,377	$443,852
Revenue for the three months ended March 31, 2021 was $447.2 million as compared to $3.4 million for the same period in 2020, an increase of $443.9 million. Revenue for the three months ended March 31, 2021 was primarily comprised of revenue for services performed under the OWS Agreement and the CEPI Funding Agreement. Revenue for the three months ended March 31, 2020 was primarily comprised of revenue for services performed under the CEPI Funding Agreement, BMGF Grant Agreement and revenue from Novavax AB. The significant increase in revenue was due to increased development activities relating to NVX-CoV2373 under the OWS Agreement and the CEPI Funding Agreement.
We expect revenue in 2021 to significantly increase as compared with 2020 due to our NVX-CoV2373 program, which we anticipate will continue to be funded by OWS and CEPI and/or other revenue sources. Further, we anticipate bringing our NVXCoV2373 vaccine candidate to market following global regulatory approvals which, if achieved, should significantly increase revenue. In anticipation, we have entered into various advance purchase agreements as well as multiple supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories under which we are entitled to receive royalty revenue from the sale of NVX-CoV2373 by such partners.
Expenses:

	Three Months Ended March 31,
	2021	2020	Change
Expenses (in thousands):
Research and development	$592,671	$16,895	$575,776
General and administrative	63,190	9,379	53,811
Total expenses	$655,861	$26,274	$629,587
Research and Development Expenses
In the three months ended March 31, 2021, our research and development activities were primarily focused on the development of NVX-CoV2373 and included direct external research and development expenses related to NVX-CoV2373 of $538.1 million, primarily comprised of costs related to the following:

•expenses incurred under agreements with contract research organization ("CROs") that conduct our clinical trials and third-party consultants related to the development of NVX-CoV2373;
•expenses incurred on developing and manufacturing the antigen drug substance and Matrix-M components of NVX-CoV2373 under agreements that we established with third-party contract manufacturing organizations ("CMOs") and contract manufacturing and development organizations ("CDMOs");
•expenses incurred for the procurement of raw materials, laboratory supplies and equipment; and
•other costs related to preclinical studies and regulatory consulting, as well as related program management activities to support our growing global operations.
Research and development expenses increased to $592.7 million for three months ended March 31, 2021 as compared to $16.9 million for three months ended March 31, 2020, an increase of $575.8 million primarily due to research and development of NVX-CoV2373, as summarized in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
NVX-CoV2373	$538,125	$1,557
NanoFlu	1,126	3,845
Other vaccine development programs	304	1,164
Total direct external research and development expense	539,555	6,566
Employee expenses	24,955	4,568
Stock-based compensation expense	23,790	1,908
Facility expenses	2,995	1,188
Other expenses	1,376	2,665
Total research and development expenses	$592,671	$16,895

For 2021, we expect research and development expenses to significantly increase over 2020 expenses due to our continued development activities for our NVX-CoV2373 program and increases in employee-related costs. Following a potential regulatory approval of NVX-CoV2373, we expect products sales will result in certain types of costs that have been previously recorded as research and development in our Consolidated Statement of Operations to be capitalized as inventory and expensed as cost of goods sold when product is delivered in 2021 and beyond. Cost of goods sold expenses could be significant in 2021 depending on our commercial shipment levels for those shipments in which the costs were recorded into inventory.

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
General and Administrative Expenses
General and administrative expenses increased to $63.2 million for the three months ended March 31, 2021 from $9.4 million for the same period in 2020, an increase of $53.8 million. The increase in general and administrative expenses is primarily due to increased employee-related costs, primarily stock-based compensation expense, and supporting our NVX-CoV2373 program. As of March 31, 2021, we had 155 employees dedicated to general and administrative functions as compared with 40 employees as of March 31, 2020. For 2021, we expect general and administrative expenses to significantly increase due to increased activities related to supporting our NVX-CoV2373 program and increases in employee-related costs.
Other Income (Expense):

	Three Months Ended March 31,
	2021	2020	Change
Other Income (Expense) (in thousands):
Investment income	$362	$436	$(74)
Interest expense	(4,839)	(3,403)	(1,436)
Other income (expense)	(6,593)	—	(6,593)
Total other income (expense), net	$(11,070)	$(2,967)	$(8,103)
We had total other expense, net, of $11.1 million for the three months ended March 31, 2021 as compared to $3.0 for the same period in 2020. In the three months ended March 31, 2021, we recorded a $5.9 million loss on the intercompany loan with Novavax CZ due to changes in the exchange rates and additional interest expense of $2.1 million for finance leases.
Income Tax Expense:
During the three months ended March 31, 2021, we recognized $3.0 million of income tax expense related to foreign withholding tax on an advance payment of a license fee. We did not recognize any income tax expense for the three months ended March 31, 2020.
Net Loss:

	Three Months Ended March 31,
	2021	2020	Change
Net Loss (in thousands, except per share information):
Net loss	$(222,719)	$(25,864)	$(196,855)
Net loss per share	$(3.05)	$(0.58)	$(2.47)
Weighted average shares outstanding	73,035	44,421	28,614
Net loss for the three months ended March 31, 2021 was $222.7 million, or $3.05 per share, as compared to $25.9 million, or $0.58 per share, for the same period in 2020. The increase in net loss was primarily due to a significant increase in development activities relating to NVX-CoV2373 and increase in employee-related costs, primarily stock-based compensation expense, partially offset by increased revenue under the OWS Agreement and CEPI Funding Agreement.
The increase in weighted average shares outstanding for the three months ended March 31, 2021 is primarily a result of sales of our common stock in 2021 and 2020.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, our projected activities related to the development of NVX-CoV2373, including significant commitments under various CRO, CMO and CDMO agreements, the progress of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and other manufacturing, sales and distribution costs. We plan to continue developing other vaccines and product candidates, such as NanoFlu and potential combination vaccines candidates, which are in various stages of development. We believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the progress of our NVX-CoV2373 clinical trials and approval for the use of NVX-CoV2373 in the U.S. and internationally, as well as the scope, initiation and progress of our preclinical studies and clinical trials related to other research and development activities.
We have entered into APAs or supply agreements with various countries globally that, if our product candidate is approved, are expected to result in the delivery of approximately 200 million doses of NVX-CoV2373 throughout 2021 and into the first half of 2022. The APAs or supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development and commercial milestones. We expect to sign additional APAs or supply agreements that are currently in active discussions and negotiations.
In May 2021, we finalized an APA with Gavi, building upon our MOU previously announced in February 2021. Under the terms of the agreement, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. We expect to manufacture and distribute 350 million doses of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL is expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. We expect to deliver doses with antigen and adjuvant manufactured at facilities directly funded by the investments previously received from CEPI. We expect to supply significant doses that Gavi would allocate to low, middle and high income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi may prioritize such doses to low and middle income countries, at lower prices. Additionally, we may provide additional doses, to the extent available from CEPI funded manufacturing facilities, in the event that SIIPL cannot materially deliver expected vaccine doses to the COVAX Facility.Together with SIIPL, we expect to initiate delivery of the cumulative 1.1 billion doses in the third quarter of 2021, pending receipt of appropriate regulatory authorizations. Under the agreement, we expect to receive an upfront payment from Gavi and an additional payment after securing emergency use listing for NVX-CoV2373 by the WHO.
We have also entered into supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories under which we are entitled to receive royalty revenue primarily from the sale of NVX-CoV2373 by our partners.
In the three months ended March 31, 2021, we funded our operations with December 31, 2020 cash and marketable securities on hand, upfront payments under APAs, proceeds from the sale of common stock together with revenue under the OWS Agreement and our CEPI Funding Agreement that support our NVX-CoV2373 vaccine development activities. We anticipate our future operations to be funded by our cash, cash equivalents and marketable securities, upfront payments under our APAs, revenue under our OWS Agreement and CEPI Funding Agreement, and following any potential global regulatory approvals, revenue from product sales, royalty arrangements with our strategic partners and/or other potential funding sources.
As of March 31, 2021, we had $2.0 billion in cash and cash equivalents, marketable securities and restricted cash as compared to $806.4 million as of December 31, 2020. These amounts consisted of $2.0 billion in cash and cash equivalents, $2.2 million in marketable securities and $33.6 million in restricted cash as of March 31, 2021 as compared to $553.4 million in cash and cash equivalents $157.6 million in marketable securities and $95.3 million in restricted cash as of December 31, 2020.
The following table summarizes cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020	Change
Summary of Cash Flows (in thousands):
Net cash provided by (used in):
Operating activities	$663,085	$(23,110)	$686,195
Investing activities	141,609	(57,728)	199,337
Financing activities	576,987	185,923	391,064
Effect on exchange rate on cash, cash equivalents and restricted cash	(1,349)	(73)	(1,276)
Net increase in cash, cash equivalents and restricted cash	1,380,332	105,012	1,275,320
Cash, cash equivalents and restricted cash at beginning of period	648,738	82,180	566,558
Cash, cash equivalents and restricted cash at end of period	$2,029,070	$187,192	$1,841,878
Net cash provided by operating activities increased to $663.1 million for the three months ended March 31, 2021, as compared cash used in operating activities of $23.1 million for the same period in 2020. The increase in cash provided is primarily due to payments under APAs recorded as deferred revenue and the timing of payments to third-parties.
During the three months ended March 31, 2021 and 2020, our investing activities consisted primarily of maturities and sale of marketable securities, net of purchases, and, to a much lesser extent, capital expenditures. Capital expenditures for the three months ended March 31, 2021 and 2020 were $13.8 million and $0.1 million, respectively, and the increase in capital expenditures was primarily due to the build out of our facilities and related capital expenditures to support NVX-CoV2373. For 2021, we expect an increase in our capital expenditures due to further development activities for our NVX-CoV2373 program, including the additional build-out of research and development and manufacturing facilities and related equipment, and the build-out of our new corporate office facility to accommodate anticipated increases in headcount.
Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements, payments of finance lease liabilities and exercise of stock-based awards. In the three months ended March 31, 2021 and 2020, we received net proceeds of $564.9 million and $185.9 million, respectively, from selling shares of common stock through our At Market Issuance Sales Agreements.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of March 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of March 31, 2021, we had cash and cash equivalents of $2.0 billion, $2.2 million in marketable securities, $33.6 million in restricted cash and working capital of $1.0 billion.
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
We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have two foreign consolidated subsidiaries, Novavax AB, which is located in Sweden, and Novavax CZ, which is located in the Czech Republic. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ equity (deficit) of approximately $6 million as of March 31, 2021. A 10% decline in the exchange rate between the U.S. dollar and Czech Koruna would result in a decline of stockholders’ equity (deficit) of approximately $8 million as of March 31, 2021.

Our Notes have a fixed interest rate and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of Novavax CZ that are included in our March 31, 2021 consolidated financial statements. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Novavax CZ.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

On February 26, 2021, a Novavax stockholder named Thomas Golubinski filed a derivative complaint against certain members of the Novavax board of directors and certain members of senior management in the Delaware Court of Chancery. Novavax is a nominal defendant. The plaintiff challenges two sets of equity awards, made in April 2020 and in June 2020, on the ground that they were “spring-loaded,” that is, made at a time when certain board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff seeks an award of damages to the Company, an order rescinding the April 2020 and June 2020 awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. The defendants intend to move to dismiss the complaint in its entirety.
Item 1A.    Risk Factors
There are no material changes to the Company’s risk factors as described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 5.     Other Information

On May 5, 2021, the Company entered into an APA with Gavi (“Gavi APA”), an independent non-profit foundation organized under the laws of Switzerland, under which Gavi agreed to purchase 350 million doses of NVX-CoV2373, subject to certain conditions, solely for the purpose of vaccinating individuals within the countries participating in the COVAX Facility. The Company previously licensed its vaccine technology to SIIPL and under the Gavi APA is jointly committed with SIIPL to deliver approximately 1.1 billion doses to the countries participating under the COVAX Facility. The vaccine doses will be manufactured and distributed globally by the Company and SIIPL under an existing agreement between Gavi and SIIPL. The Company expects to supply significant doses on a first priority basis to low, middle and high income countries, as allocated by Gavi (subject to certain limitations), utilizing a tiered pricing schedule. Under the Gavi APA, the Company expects to deliver its committed doses with antigen manufactured at facilities funded in whole or in-part by the grant the Company received from

CEPI, including Novavax CZ and production at commercial manufacturing partners, SK bioscience and BioFabri. Under the Gavi APA, the Company agreed to offer COVAX Facility buyers a designated number of doses constituting a significant majority of drug substance manufactured out of Novavax CZ, SK bioscience and BioFabri. Additionally, the Company may provide additional doses, to the extent available from CEPI funded manufacturing facilities, in the event that SIIPL cannot materially deliver expected vaccine doses to the COVAX Facility.

Under the Gavi APA , the Company expects to receive two (2) significant upfront payments, the first upon Novavax’ submission of a proposed timeline for clinical and regulatory submissions and the second after it secures emergency use listing of its vaccine by the WHO.

The Company will use best efforts to obtain emergency use authorization and emergency use listing for the Vaccine from the WHO, and use commercially reasonable efforts to obtain regulatory approval in each COVAX participant country where allocated COVAX doses are intended to be sold. Gavi will reasonably support the Company with obtaining regulatory approvals.

Gavi may terminate the Gavi APA if, among other reasons, (i) the purchase condition is not satisfied by December 31, 2021, (ii) the Company’s doses are not delivered by December 31, 2022, (iii) the Company withdraws its emergency use authorization or regulatory approval, or if the emergency use authorization or regulatory approval is revoked or materially changed, (iv) a material safety, regulatory or ethical issue pauses manufacturing, or (v) upon the occurrence of a material breach or certain adverse prohibited actions. Unless extended pursuant to the terms of the Gavi APA, the Gavi APA will terminate upon the later of (a) June 30, 2022 or (b) thirty (30) days after date all the binding purchase orders have been placed for the COVAX doses or the final balancing payment has been made.

The foregoing description of the material terms of the Gavi APA does not purport to be complete and is qualified in its entirety by reference to such agreement, which will be filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

10.1*±	Collaboration and Exclusive License Agreement between Novavax, Inc. and SK Bioscience Company Limited, dated as of February 12, 2021

10.2*±	Collaboration and Exclusive License Agreement between Novavax, Inc. and Takeda Pharmaceutical Company Limited, dated as of February 24, 2021

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations for the three-month period ended March 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Loss for the three-month period ended March 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three-month period ended March 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the three-month period ended March 31, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________
*Filed herewith or furnished.
±    Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 10, 2021	By:	/s/ Stanley C. Erck
Stanley C. Erck President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ John J. Trizzino
John J. Trizzino Executive Vice President, Chief Commercial Officer, Chief Business Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)