Form 10-Q
period 2021-09-30
NOVAVAX INC
filed 2021-11-05
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 75,608,073 as of October 31, 2021.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	2
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020	3
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
PART II. OTHER INFORMATION		34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 6.	Exhibits	62
SIGNATURES		63

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,936,998	$553,398
Marketable securities	—	157,649
Restricted cash	8,175	93,880
Accounts receivable	75,283	262,012
Unbilled receivable	34,678	—
Prepaid expenses and other current assets	119,047	181,264
Total current assets	2,174,181	1,248,203
Restricted cash	1,653	1,460
Property and equipment, net	214,751	179,954
Intangible assets, net	5,027	5,725
Goodwill	131,989	135,379
Other non-current assets	38,340	11,758
Total assets	$2,565,941	$1,582,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,564	$54,332
Accrued expenses	323,867	142,468
Deferred revenue	1,262,360	273,228
Current portion of finance lease liabilities	103,987	105,862
Other current liabilities	3,637	3,782
Total current liabilities	1,753,415	579,672
Convertible notes payable	323,102	322,035
Non-current finance lease liabilities	—	40,083
Other non-current liabilities	28,088	13,480
Total liabilities	2,104,605	955,270

Commitments and contingencies

Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—

Stockholders' equity:
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2021 and December 31, 2020; and 75,973,523 shares issued and 75,415,774 shares outstanding at September 30, 2021 and 71,350,365 shares issued and 70,953,739 shares outstanding at December 31, 2020	760	714
Additional paid-in capital	3,310,513	2,535,476
Accumulated deficit	(2,771,666)	(1,874,199)
Treasury stock, 557,749 shares, cost basis at September 30, 2021 and 396,626 shares, cost basis at December 31, 2020	(79,132)	(41,806)
Accumulated other comprehensive income	861	7,024
Total stockholders’ equity	461,336	627,209
Total liabilities and stockholders’ equity	$2,565,941	$1,582,479
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Government contracts	$97,502	$42,938	$720,740	$43,249
Grant and other	41,401	114,086	139,952	152,690
Royalties	39,941	—	63,398	—
Total revenue	178,844	157,024	924,090	195,939

Expenses:
Research and development	408,195	294,087	1,571,551	345,828
General and administrative	77,793	56,879	214,144	83,977
Total expenses	485,988	350,966	1,785,695	429,805
Loss from operations	(307,144)	(193,942)	(861,605)	(233,866)
Other income (expense):
Investment income	330	140	1,061	872
Interest expense	(5,182)	(4,460)	(15,989)	(11,266)
Other income (expense)	(4,394)	952	(8,328)	3,565
Net loss before income tax expense	$(316,390)	$(197,310)	$(884,861)	$(240,695)
Income tax expense	6,041	—	12,606	—
Net loss	$(322,431)	$(197,310)	$(897,467)	$(240,695)

Basic and diluted net loss per share	$(4.31)	$(3.21)	$(12.13)	$(4.39)

Basic and diluted weighted average number of common shares outstanding	74,745	61,554	73,972	54,810
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(322,431)	$(197,310)	$(897,467)	$(240,695)
Other comprehensive income (loss):
Net unrealized losses on marketable securities available-for-sale, net of reclassifications	—	(26)	(9)	18
Foreign currency translation adjustment	(3,309)	8,226	(6,154)	7,495
Other comprehensive income (loss)	(3,309)	8,200	(6,163)	7,513
Comprehensive loss	$(325,740)	$(189,110)	$(903,630)	$(233,182)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2021 and 2020
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount

Balance at June 30, 2021	74,672,351	$747	$3,237,085	$(2,449,235)	$(47,205)	$4,170	$745,562
Non-cash stock-based compensation	—	—	45,274	—	—	—	45,274
Stock issued under incentive programs	1,301,172	13	28,154	—	(31,927)	—	(3,760)
Foreign currency translation adjustment	—	—	—	—	—	(3,309)	(3,309)
Net loss	—	—	—	(322,431)	—	—	(322,431)
Balance at September 30, 2021	75,973,523	$760	$3,310,513	$(2,771,666)	$(79,132)	$861	$461,336

Balance at June 30, 2020	61,262,632	$612	$1,699,072	$(1,499,325)	$(2,638)	$(13,195)	$184,526
Non-cash stock-based compensation	—	—	65,705	—	—	—	65,705
Stock issued under incentive programs	1,534,345	16	26,682	—	(38,569)	—	(11,871)
Issuance of common stock, net of issuance costs of $725	521,911	5	57,185	—	—	—	57,190
Unrealized loss on marketable securities	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	8,226	8,226
Net loss	—	—	—	(197,310)	—	—	(197,310)
Balance at September 30, 2020	63,318,888	$633	$1,848,644	$(1,696,635)	$(41,207)	$(4,995)	$106,440
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2021 and 2020
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount

Balance at December 31, 2020	71,350,365	$714	$2,535,476	$(1,874,199)	$(41,806)	$7,024	$627,209
Non-cash stock-based compensation	—	—	151,457	—	—	—	151,457
Stock issued under incentive programs	2,044,191	20	58,747	—	(37,326)	—	21,441
Issuance of common stock, net of issuance costs of $7,292	2,578,967	26	564,833	—	—	—	564,859
Unrealized loss on marketable securities	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	(6,154)	(6,154)
Net loss	—	—	—	(897,467)	—	—	(897,467)
Balance at September 30, 2021	75,973,523	$760	$3,310,513	$(2,771,666)	$(79,132)	$861	$461,336

Balance at December 31, 2019	32,399,352	$324	$1,260,551	$(1,431,801)	$(2,583)	$(12,508)	$(186,017)
Preferred stock beneficial conversion feature	—	—	24,139	(24,139)	—	—	—
Non-cash stock-based compensation	—	—	77,602	—	—	—	77,602
Stock issued under incentive programs	1,884,399	19	35,689	—	(38,624)	—	(2,916)
Issuance of common stock, net of issuance costs of $5,870	29,035,137	290	450,663	—	—	—	450,953
Unrealized loss on marketable securities	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	—	7,495	7,495
Net loss	—	—	—	(240,695)	—	—	(240,695)
Balance at September 30, 2020	63,318,888	$633	$1,848,644	$(1,696,635)	$(41,207)	$(4,995)	$106,440
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

Operating Activities:
Net loss	$(897,467)	$(240,695)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8,989	3,091
Non-cash stock-based compensation	151,457	77,602
Right-of-use assets written off	17,117	187,193
Other items, net	2,739	(3,051)
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	209,221	(78,788)
Accounts payable and accrued expenses	180,708	60,540
Deferred revenue	992,590	80,135
Net cash provided by operating activities	665,354	86,027

Investing Activities:
Capital expenditures	(41,122)	(12,610)
Acquisition of Novavax CZ, net of cash required	—	(164,204)
Purchases of marketable securities	(2,167)	(266,330)
Proceeds from maturities and sale of marketable securities	159,807	96,488
Net cash provided by (used in) investing activities	116,518	(346,656)

Financing Activities:
Net proceeds from sale of preferred stock	—	199,822
Net proceeds from sales of common stock	564,859	447,070
Net proceeds from the exercise of stock-based awards	21,441	(1,316)
Finance lease payments	(63,876)	(65,424)
Net cash provided by financing activities	522,424	580,152
Effect of exchange rate on cash, cash equivalents and restricted cash	(6,208)	33
Net increase in cash, cash equivalents and restricted cash	1,298,088	319,556
Cash, cash equivalents and restricted cash at beginning of period	648,738	82,180
Cash, cash equivalents and restricted cash at end of period	$1,946,826	$401,736

Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at quarter-end	$—	$3,883
Right-of-use assets from new lease agreements	$34,914	$188,362
Capital expenditures included in accounts payable and accrued expenses	$7,884	$6,189

Supplemental disclosure of cash flow information:
Cash interest payments	$17,768	$12,188
Cash paid for income taxes	$6,041	$—

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2021, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ equity and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries, including Novavax AB and Novavax CZ. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona), and the functional currency of Novavax CZ, which is located in the Czech Republic, is the local currency (Czech Koruna). The translation of assets and liabilities of these subsidiaries to U.S. dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income in the accompanying unaudited consolidated balance sheets. Accumulated other comprehensive income included a foreign currency translation balance of $0.9 million and $7.0 million as of September 30, 2021 and December 31, 2020, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following at (in thousands):

	September 30, 2021	December 31, 2020
Cash	$113,781	$122,312
Money market funds	366,242	96,116
Government-backed securities	197,250	44,250
Treasury securities	99,996	44,052
Corporate debt securities	1,159,729	246,668
Cash and cash equivalents	$1,936,998	$553,398
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
The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the consolidated balance sheets, and unrealized gains and losses on marketable securities are reported as a separate component of stockholders' equity until realized. Marketable securities are evaluated periodically to determine whether a decline in value is “other-than-temporary.” The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company's ability to hold the securities, including whether the Company will be required to sell a security prior to recovery of its amortized cost basis, the investment issuer's financial condition and business outlook to predict whether the loss in value is other-than-temporary. Realized gains and losses and declines in value determined to be other-than-temporary are recorded as other income (expense) in the consolidated statements of operations.
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
As of September 30, 2021, the restricted cash balances (both current and non-current) consisted of $1.2 million for payments received from BMGF, $7.0 million of payments under the CEPI funding agreements and $1.5 million of security deposits. As of December 31, 2020, the restricted cash balances (both current and non-current) consisted of $1.5 million for payments received from BMGF, $92.4 million of payments under the CEPI funding agreements and $1.5 million of security deposits.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,936,998	$553,398
Restricted cash current	8,175	93,880
Restricted cash non-current	1,653	1,460
Cash, cash equivalents and restricted cash	$1,946,826	$648,738
Pre-Launch Inventory

Prior to an emergency use authorization ("EUA") or regulatory approval of NVX-CoV2373, the Company's policy is to recognize the cost associated with acquiring raw materials and production for preclinical studies, clinical trials and pre-launch inventory, including both internal manufacturing and third-party Contract Manufacturing Organizations ("CMO"), as research and development expense in its consolidated statements of operations, in the period in which the costs are incurred. When the Company believes EUA or regulatory approval and subsequent commercialization of NVX-CoV2373 is probable, and expects future economic benefit from the sales of NVX-CoV2373 to be realized, the Company will then start capitalizing the costs of production as inventory.
Revenue Recognition

The Company has various arrangements that include a right for a third party to use the Company's intellectual property as a functional license. These licensing arrangements include sales-based royalties, as well as certain development and commercial milestone payments, and the license is deemed to be the predominant item to which the sales-based royalties or milestone payments relate. For arrangements that include a development or regulatory milestone payment, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company or licensee's control, such as those dependent upon receipt of regulatory approval, are not considered probable of achievement until the triggering event occurs. At the end of each reporting period, the Company reevaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and affect revenue and results of operations in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue on the satisfaction (or partial satisfaction) of its performance obligation to which some or all of the payment has been allocated, which is normally on the occurrence of the related sales. As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price for the variable consideration that represents sales-based royalties under the licensing arrangements. Consideration for optional goods and/or services is excluded from the transaction price at contract inception. During the three and nine months ended September 30, 2021, the Company recognized sales-based royalties of $39.9 million and $63.4 million, respectively.
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

During the three and nine months ended September 30, 2021, the Company recognized $6.0 million and $12.6 million, respectively, of income tax expense related to foreign withholding tax on royalties.

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. As of September 30, 2021 and 2020, the Company had outstanding stock options, stock appreciation rights (“SARs”) and unvested restricted stock units (“RSUs”) totaling 4,911,656 and 6,623,466, respectively.
As of September 30, 2021, the Company’s Notes (see Note 7) would have been convertible into approximately 2,385,800 shares of the Company’s common stock assuming a common stock price of $136.20 or higher. These shares, after giving effect to the add back of interest expense and unamortized debt issuance costs on the Notes and any shares due to the Company upon settlement of its capped call transactions, are excluded from the computation, as their effect is antidilutive.
Recent Accounting Pronouncements
Not Yet Adopted
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts in an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022 for the Company and may be applied using a full or modified retrospective approach. Management has evaluated the impact of adopting ASU 2020-06 and has determined that it will not have a material impact on the Company’s consolidated financial statements.
Note 3 – Fair Value Measurements
The following table represents the Company's fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at September 30, 2021			Fair Value at December 31, 2020
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$366,242	$—	$—	$96,116	$—	$—
Government-backed securities(1)	—	197,250	—	—	44,250	—
Treasury securities(2)	—	99,996	—	—	54,088	—
Corporate debt securities(3)	—	1,159,729	—	—	373,681	—
Agency securities	—	—	—	—	20,600	—
Total cash equivalents and marketable securities	$366,242	$1,456,975	$—	$96,116	$492,619	$—
Liabilities
Convertible notes payable	$—	$559,722	$—	$—	$407,238	$—
(1)Classified as cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets.
(2)Includes $99,996 and $44,052 classified as cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets.
(3)Includes $1,159,729 and $246,668 classified as cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets.
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
During the nine months ended September 30, 2021 and 2020, the Company did not have any transfers between levels.

Note 4 – Marketable Securities
The Company had no marketable securities classified as available-for-sale as of September 30, 2021 as all of the Company's investments were in securities classified as cash and cash equivalents. Marketable securities were classified as available-for-sale as of December 31, 2020 were comprised of (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$10,038	$—	$(2)	$10,036
Corporate debt securities	127,003	13	(3)	127,013
Agency securities	20,599	1	—	20,600
Total marketable securities	$157,640	$14	$(5)	$157,649
The primary objective of the Company's investment policy is the preservation of capital; thus, the Company's investment policy limits investments to certain types of instruments with high-grade credit ratings, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity.
Note 5 – Goodwill and Other Intangible Assets
Goodwill
The change in the carrying amounts of goodwill for the nine months ended September 30, 2021 was as follows (in thousands):

Amount
Balance at December 31, 2020	$135,379
Currency translation adjustments	(3,390)
Balance at September 30, 2021	$131,989

Identifiable Intangible Assets
Purchased intangible assets consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,496	$(3,469)	$5,027	$9,099	$(3,374)	$5,725
Collaboration agreements	3,836	(3,836)	—	4,109	(4,109)	—
Total identifiable intangible assets	$12,332	$(7,305)	$5,027	$13,208	$(7,483)	$5,725
Amortization expense for the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.5 million, respectively.

Estimated amortization expense for existing intangible assets for the remainder of 2021 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2021 (remainder)	$106
2022	425
2023	425
2024	425
2025	425
2026	425
Note 6 - Leases
During the third quarter of 2021, the Company entered into a supply agreement with a CMO that modified existing short-term embedded leases under ASC Topic 842, Leases (“ASC 842”) as the Company continues to have the exclusive use of, and control over, a portion of manufacturing facilities and equipment of the supplier during the contractual term of the new arrangement. The modifications did not result in a change in lease classification and, in accordance with the Company's election to apply the practical expedient in ASC 842, it did not recognize a Right-Of-Use ("ROU") asset or lease liability but instead, will recognize lease payments as an expense on a straight-line basis over the modified lease term and variable lease payments that do not depend on an index or rate, are recognized as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with contractual agreements.

During the second quarter of 2021, the Company evaluated the impact of changes in facts and circumstances on its CMOs and contract development and manufacturing organizations agreements that had previously been determined to represent embedded lease arrangements. The Company concluded that the impact resulted in the modification of existing leases and, in accordance with its policy, the Company remeasured and reallocated the remaining consideration in the contracts and reassessed the lease classification as of the effective date of the modification. As a result, the Company recognized a ROU asset and a corresponding long-term operating lease liability of $11.4 million on the remeasurement of one of its long-term supply agreements using an incremental borrowing rate of 6.5%. The Company expensed the ROU asset since it relates to research and development activities for the development of NVX-CoV2373 for which the Company does not have an alternative future use. Modifications to leases with a lease term of 12 months or less at the commencement date did not result in a change in lease classification and in accordance with the Company's election, it applied the practical expedient in ASC 842, as described above.
During the three and nine months ended September 30, 2021, the Company recognized a short-term lease expense of $111.3 million and $325.5 million, respectively, related to its embedded leases and expensed $4.4 million and $17.1 million, respectively, of ROU assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement of lease. The Company recognized a short-term lease expense of $19.4 million related to embedded leases and expensed $187.2 million of ROU assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement of lease during the three and nine months ended September 30, 2020.
During the three and nine months ended September 30, 2021, the Company recognized $1.6 million and $5.6 million of interest expenses, respectively, on its finance lease liabilities. The Company recognized $1.0 million of interest expense related to finance lease liabilities during the three and nine months ended September 30, 2020.
During the nine months ended September 30, 2021, the Company entered into or extended the term of certain of its existing research and development facility and offices leases, giving rise to additional ROU assets and related operating lease liabilities of $17.8 million.
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
Total convertible notes payable consisted of the following at (in thousands):

	September 30, 2021	December 31, 2020
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(1,898)	(2,965)
Total convertible notes payable	$323,102	$322,035
The interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon interest at 3.75%	$3,047	$3,047	$9,141	$9,141
Amortization of debt issuance costs	356	356	1,068	1,068
Total interest expense on Notes	$3,403	$3,403	$10,209	$10,209

Note 8 – Stockholders' Equity
During the nine months ended September 30, 2021 and 2020, the Company sold 2.6 million and 29.1 million, respectively, of shares of its common stock resulting in net proceeds of approximately $565 million and $446 million, respectively, under its various At Market Issuance Sales agreements.

In June 2021, the Company entered into an At Market Issuance Sales Agreement (the "June 2021 Sales Agreement"), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its existing At Market Issuance Sales agreement. As of September 30, 2021, no shares had been sold under the June 2021 Sales Agreement.
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
The 2015 Plan permits and the 2005 Plan permitted the grant of stock options (including incentive stock options), restricted stock, SARs and RSUs. In addition, under the 2015 Plan, unrestricted stock, stock units and performance awards may be granted. Stock options and stock appreciation rights generally have a maximum term of ten years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company's common stock at the time of grant. Grants of stock options are generally subject to vesting over periods ranging from one to four years.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2015 Plan and 2005 Plan for the nine months ended September 30, 2021:

	2015 Plan		2005 Plan
	Stock Options and SARs	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2021	5,420,463	$38.05	214,186	$88.11
Granted	73,091	$176.39	—	$—
Exercised	(1,420,550)	$32.49	(140,580)	$80.03
Canceled	(80,799)	$119.36	—	$—
Outstanding at September 30, 2021	3,992,205	$40.92	73,606	$103.56
Shares exercisable at September 30, 2021	1,286,515	$48.62	73,606	$103.56
Shares available for grant at September 30, 2021	3,788,799
The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average Black-Scholes fair value of stock options granted	$203.51	$102.41	$156.86	$78.78
Risk-free interest rate	0.6%-0.9%	0.2%-0.4%	0.5%-1.1%	0.2%-1.5%
Dividend yield	—%	—%	—%	—%
Volatility	126.4%-140.0%	135.4%-152.2%	124.7%-142.0%	116.0%-152.2%
Expected term (in years)	4.1-6.1	4.0-5.3	4.1-6.1	4.0-7.6
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2015 Plan and 2005 Plan as of September 30, 2021 was approximately $673 million and 7.9 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2015 Plan and 2005 Plan as of September 30, 2021 was approximately $212 million and 7.0 years, respectively. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on September 30, 2021. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the nine months ended September 30, 2021 and 2020 was approximately $381 million and $164 million, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 600,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of September 30, 2021, there were 164,495 shares available for issuance under the ESPP.
The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Range of Black-Scholes fair values of ESPP shares granted	$83.47-$152.11	$3.08-$92.67	$83.47-$238.85	$2.57-$92.67
Risk-free interest rate	0.1%-0.2%	0.2%-2.5%	0.1%-0.2%	0.2%-2.6%
Dividend yield	—%	—%	—%	—%
Volatility	114.9%-150.6%	77.5%-189.7%	114.9%-159.4%	66.6%-189.7%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Restricted Stock Units
The following is a summary of RSUs activity for the nine months ended September 30, 2021:

	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and Unvested at January 1, 2020	1,044,980	$72.59
Restricted stock units granted	225,424	$196.93
Restricted stock units vested	(391,960)	$57.81
Restricted stock units forfeited	(32,599)	$131.95
Outstanding and Unvested at September 30, 2021	845,845	$110.68
The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$21,860	$28,730	$70,429	$34,735
General and administrative	23,414	36,975	81,028	42,867
Total stock-based compensation expense	$45,274	$65,705	$151,457	$77,602
As of September 30, 2021, there was approximately $209 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of one year, and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
Note 10 – Revenue
During the three and nine months ended September 30, 2021 and 2020, the Company performed research and development under government contracts and grant, license and clinical development agreements. The Company's revenue primarily consisted of funding under U.S. government contracts and the Company's funding arrangement with CEPI to advance the clinical development and manufacturing of NVX-CoV2373, and royalties under its licensing arrangements.
The Company recorded revenue as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Government contracts
OWS	$96,215	$39,370	$699,268	$39,370
DoD	1,287	3,568	21,472	3,879
Grants and other
CEPI	37,505	111,266	131,022	147,770
BMGF	—	2,316	2,628	2,731
Other	3,896	504	6,302	2,189
Royalties	39,941	—	63,398	—
Total	$178,844	$157,024	$924,090	$195,939
Government Contracts and Grants
The Company’s U.S. government contracts comprise an agreement with Advanced Technology International (“ATI”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (“OWS”) and a contract with the U.S. Department of Defense (the “DoD”). As of September 30, 2021, the Company's OWS agreement was amended to increase the contract ceiling by $52.9 million for a revised total of $1.8 billion. The agreement’s authorized funding and original scope of work remains unchanged at $1.75 billion for support of certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of 100 million doses of the vaccine candidate to the U.S. government. In July 2021, the U.S. government instructed the Company to prioritize alignment with the U.S. Food and Drug Administration on the Company's analytic methods before conducting additional U.S. manufacturing and further indicated that the U.S. government will not fund additional U.S. manufacturing until such agreement has been made. In the third quarter of 2021, the Company updated its estimate-at-completion to reflect the impact of the change to the recognition of the fixed-fee under the contract. The U.S. government also instructed the Company to proceed with work under the OWS Agreement related to all other activities, including ongoing clinical trials and nonclinical studies, regulatory interactions, analytics/assays and characterization of manufactured vaccine and project management.
The Company’s revenue from CEPI comprises grant and forgivable loan funding. The latter is repayable if the proceeds from the sales of NVX-CoV2373 to one or more third parties cover the Company’s costs of manufacturing the vaccine, not including manufacturing costs funded by CEPI.
Collaboration and License Agreements

In February 2021, the Company finalized an expanded collaboration and license agreement with SK bioscience, Co., Ltd. ("SK bioscience") to manufacture and commercialize NVX-CoV2373 for sale to the government of Korea. Concurrently, SK bioscience finalized an advance purchase agreement ("APA") with the Korean government to supply 40 million doses of NVX-CoV2373 to the Republic of Korea beginning in 2021. The agreement is in addition to the Company's existing manufacturing arrangement with SK bioscience entered into in August 2020. Under the collaboration agreement, SK bioscience was granted an exclusive license to develop, manufacture and commercialize NVX-CoV2373 in the Republic of Korea. SK bioscience expanded its capacity to manufacture the antigen component of NVX-CoV2373 for use in the final drug product globally, including product distributed by the COVAX Facility. SK bioscience will also purchase a certain quantity of NVX-CoV2373 directly from the Company, subject to approval by relevant regulatory authority, and sufficient doses of Matrix-M™ adjuvant to manufacture the remainder of the 40 million doses of NVX-CoV2373 it expects to sell to the Korean government. SK bioscience will pay the Company a tiered royalty in the low to middle double-digit range on the sale of NVX-CoV2373. The Company recognized royalties of $39.9 million and $63.4 million during the three and nine months ended September 30, 2021, respectively, related to SK bioscience's sale of the antigen component of NVX-CoV2373 to the Korean government. In May 2021, the Company entered a non-binding Memorandum of Understanding ("MOU") with the Ministry of Health and Welfare of Korea and SK bioscience to explore further cooperation in the development and manufacturing of vaccines, including NVX-CoV2373. Under the MOU, the Company agreed to potentially explore the development of new vaccine products with SK bioscience, including COVID-19 variant vaccines, and/or an influenza/COVID-19 combination vaccine.

In February 2021, the Company finalized a collaboration and license agreement previously announced in August 2020, with Takeda Pharmaceutical Company Limited (“Takeda”), under which the Company granted Takeda an exclusive license to develop, manufacture and commercialize NVX-CoV2373 in Japan. Under the agreement, Takeda purchases Matrix-M™ adjuvant from the Company to manufacture doses of finished NVX-CoV2373. Takeda is receiving funding from the Government of Japan’s Ministry of Health, Labour and Welfare ("MHLW") to support the technology transfer, establishment of infrastructure and scale-up of manufacturing and, in September 2021, Takeda finalized an agreement with the MHLW for the purchase of 150 million doses of NVX-CoV2373. The Company will be entitled to receive royalties based on the achievement of certain development and commercial milestones, as well as on a portion of net profits from the sale of the vaccine.

In July 2020, the Company entered into a supply and license agreement with Serum Institute of India Private Limited (“SIIPL”), which was amended and restated in July 2021, under which it granted exclusive (in India) and non-exclusive (in designated other countries) licenses to SIIPL for the development, co-formulation, filling and finishing, registration and commercialization of NVX-CoV2373. SIIPL agreed to purchase Matrix-M™ adjuvant from the Company and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373 under the terms of the agreement. The parties will equally split the revenue from SIIPL’s sale of NVX-CoV2373 in its licensed territory, net of agreed costs. In partnership with SIIPL, in August 2021, for the Company's COVID-19 vaccine that will be manufactured and commercialized with SIIPL, the Company filed regulatory submissions for EUA with the Drugs Controller General of India, regulatory agencies in Indonesia, the Philippines and emergency use listing ("EUL") for the World Health Organization ("WHO"). The grant of EUL by the WHO is a prerequisite for exports to numerous countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. EUA was granted by Indonesia on October 31, 2021.
Vaccine Supply Agreements
During the nine months ended September 30, 2021, the Company entered into various APA, including an agreement with Her Majesty the Queen in Right of Canada as represented by the Minister of Public Works and Government Services to supply 52 million doses of NVX-CoV2373. As part of the agreement, Canada will have the option to purchase up to an additional 24 million doses of NVX-CoV2373. In February 2021, the Company reached a MOU with the Canadian government to produce NVX-CoV2373 in Canada. The Company plans to produce NVX-CoV2373 at the National Research Council’s Biologics Manufacturing Centre in Montreal once both the vaccine candidate and the facility receive Health Canada approvals. On November 1, 2021, the Company submitted an application for regulatory approval in Canada.
In May 2021, the Company entered into an APA with Gavi, the Vaccine Alliance ("Gavi") building upon its MOU previously announced in February 2021. Under the terms of the agreement, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility. The Company expects to manufacture and distribute 350 million doses of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL is expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. The Company expects to deliver doses with antigen and adjuvant manufactured at facilities directly funded under the Company's funding agreement with CEPI. The Company expects to supply significant doses that Gavi would allocate to low-, middle- and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi may prioritize such doses to low- and middle- income countries, at lower prices. Additionally, the Company may provide additional doses of NVX-CoV2373, to the extent available from CEPI funded manufacturing facilities, in the event that SIIPL cannot materially deliver expected vaccine doses to the COVAX Facility. Together with SIIPL, the Company expects to initiate delivery of doses following receipt of appropriate regulatory authorizations. Under the agreement, the Company received an upfront payment from Gavi of $350 million during the second quarter of 2021 and expects to receive an additional payment of $350 million if the Company secures emergency use listing for NVX-CoV2373 by the WHO.
In August 2021, the Company executed an APA with the European Commission acting on behalf of various European Union member states (the "Commission"), to supply a minimum of 20 million and up to 100 million initial doses of NVX-CoV2373, with the option for the Commission to purchase up to a maximum aggregate of 100 million additional doses in one or more tranches, through 2023. Under the terms of the APA, the Company agreed to use reasonable best efforts to seek European marketing authorization for NVX-CoV2373, manufacture the vaccine in facilities located in the European Union and ensure continued efficacy of the vaccine against variants of the SARS-CoV-2 virus. Furthermore, if European marketing authorization is obtained, the Company agreed to commence delivering shipments of the vaccine to participating European Union member states as soon as possible thereafter pursuant to order forms to be entered into with such European Union member states based on an allocation determined by the Commission. Pursuant to the terms of the APA, the Company is prohibited from supplying NVX-CoV2373 to any third party if such delivery would impede or limit the fulfillment of the Company’s obligations to the Commission under the APA, except with respect to the Company’s obligations under its APA with Gavi.
During the nine months ended September 30, 2021, changes in the Company's accounts receivables, unbilled receivable and deferred revenue balances were as follows (in thousands):

	December 31, 2020	Additions	Deductions	September 30, 2021
Accounts receivable	$262,012	$1,601,385	$(1,788,114)	$75,283
Unbilled receivable	—	635,975	(601,297)	34,678
Deferred revenue	273,228	1,277,247	(288,115)	1,262,360
As of September 30, 2021, the deferred revenue of $1.3 billion primarily comprised of approximately $1.2 billion related to upfront payments under APAs. The upfront payments are intended to assist the Company in funding investments related to building out and operating its manufacturing and distribution network, among other expenses, in support of its global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development and commercial milestones. However, certain of the APAs may be terminated by the counterparty if the Company does not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. If the APAs were terminated, the refundable portion of the upfront payments will be repaid.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) was $7.2 billion as on September 30, 2021. The Company expects to fulfill its unsatisfied performance obligations within 12 months.
Note 11 – Subsequent Events
In November 2021, in partnership with SIIPL, the Company received EUA from the National Agency of Drug and Food Control of the Republic of Indonesia, or Badan Pengawas Obat dan Makanan, following the August 2021 regulatory submission made by SIIPL with support from the Company. EUA was granted for the Company's recombinant nanoparticle protein-based vaccine with its Matrix-MTM adjuvant, which will be manufactured and marketed in Indonesia by SIIPL under the brand name COVOVAXTM. Indonesia contracted with SIIPL for the purchase of 50 million doses of COVOVAXTM.
In November 2021, the Company completed the rolling submission of all modules required by the European Medicines Agency ("EMA") to support final regulatory review. The final step to complete the application in the European Union will be an invitation from EMA to file for conditional marketing authorization.

In October and November 2021, the Company completed rolling regulatory submissions in key markets for NVX-CoV2373. The Company filed for conditional marketing authorization with the United Kingdom Medicines and Healthcare products Regulatory Agency, leveraging its manufacturing partnership with SIIPL. Additionally, the Company filed for provisional approval with Australia’s Therapeutic Goods Administration, authorization with Health Canada, provisional approval with New Zealand Medicines and Medical Devices Authority and the WHO for EUL.

In October 2021, the Company entered into a supply agreement with SIIPL and Serum Life Sciences Limited. ("SLS"), an affiliate of SIIPL, for the manufacture of NVX-CoV2373. In October 2021, the Company also entered into a contract development manufacture agreement with SLS, where SLS will manufacture and supply finished vaccine product to the Company using antigen drug substance and Matrix-M™ adjuvant supplied by the Company.

In October 2021, the Company entered into a CMO agreement with Mabion S.A. (“Mabion”) for the large-scale manufacturing of NVX-CoV2373 through 2026 at the Mabion facility located near Warsaw, Poland.
In October 2021, the Company entered into a lease for approximately 63,000 square feet of space for premises located in Germantown, MD. The Company intends to use the premises for manufacturing, research and development and offices. The term of the lease is approximately eight years with options to extend the lease. The lease provides for an annual base rent of $1.9 million that is subject to future rent increases, and obligates the Company to pay building operating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries Novavax AB and Novavax CZ, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities; our operating plans and prospects; potential market sizes and demand for our product candidates; the efficacy, safety and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution and delivery for NVX-CoV2373 by us and our partners; our expectations with respect to the anticipated ongoing development and potential commercialization or licensure of NVX-CoV2373 and NanoFlu™; the expected timing, content and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), the U.S. Department of Defense (“DoD”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments from the Bill & Melinda Gates Foundation (“BMGF”); funding under our advance purchase agreements and supply agreements; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification and assay validation, necessary to satisfy each applicable regulatory authority, like the U.S. Food and Drug Administration (“FDA”), World Health Organization (“WHO”), United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), the Republic of Korea’s Ministry of Food and Drug Safety (“MFDS”), or Japan’s Ministry of Health, Labour and Welfare (“MHLW”); difficulty obtaining scarce raw materials; resource, including human capital and manufacturing capacity, constraints on our ability to pursue these regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings and potential regulatory actions; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities; and other risks and uncertainties identified in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, which may be detailed and modified or updated in other documents filed with the United States Securities and Exchange Commission (“SEC”) from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.

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

Matrix-M™ Adjuvant

Our Matrix-M™ adjuvant has been a key differentiator within our platform. Our proprietary Matrix-M™ adjuvant has demonstrated potent and well-tolerated efficacy by stimulating the entry of antigen presenting cells (“APCs”) into the injection site and enhancing antigen presentation in local lymph nodes, which in turn activates T-cell, B-cell, and APC populations, thereby boosting immune response. Matrix-M™ adjuvant has been shown to increase neutralizing antibodies and induce long-lasting memory B cells, which enhances B-cell immunity and recruits and increases the frequency of CD4+ and CD8+ T-cells to enhance T-cell immunity in preclinical models. The potent immune-stimulating mechanism of action enables a lower dose of antigen required to achieve the desired immune response, ultimately contributing to increased supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.

We continue to evaluate commercial opportunities for the use of our Matrix-MTM adjuvant alongside vaccine antigens produced by other manufacturers. Our Matrix-M™ adjuvant is being evaluated in combination with several malaria vaccine candidates, including in a Phase 3 trial for R21, a malaria vaccine candidate created by the Jenner Institute, University of Oxford. The University of Oxford has partnered with SIIPL for commercial development of R21 and has granted them a license for the vaccine. We expect to manufacture and supply the Matrix-M™ adjuvant component of R21 to SIIPL. We believe the use of our Matrix-M™ adjuvant in R21 may present a significant commercial opportunity for our adjuvant, pending possible licensure.

Near-term Clinical Development Pipeline

Our development pipeline encompasses vaccine candidates addressing therapeutic areas including coronavirus, seasonal influenza, respiratory syncytial virus (“RSV”) and other emerging infectious diseases. At the forefront of our pipeline is our COVID-19 vaccine candidate, NVX-CoV2373. We advanced NVX-CoV2373 through two Phase 3 clinical trials, which demonstrated high efficacy against both the original COVID-19 strain and commonly circulating COVID-19 variants of concern ("VoC"), while maintaining a favorable safety profile. We also advanced our NanoFlu™ vaccine program through a Phase 3 clinical trial, which demonstrated positive top-line results and achieved statistical significance in key secondary endpoints. We recently initiated a trial of a combination vaccine consisting of NanoFlu™ and NVX-CoV2373 and remain interested in further development of the respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”). RSV F Vaccine may be considered for further development.

We remain focused on bringing our NVX-CoV2373 vaccine candidate to market following global regulatory authorizations. Through ongoing crossover and booster studies in our clinical trials, as well as the development of our COVID-19 variant strain vaccine candidates, we continue to collect data to characterize and optimize vaccine performance. We expect to leverage these clinical insights to advance the use of our COVID-19 vaccine for both primary vaccination around the globe and to further develop a booster strategy amidst the ongoing and evolving COVID-19 pandemic.

Although NVX-CoV2373 and NanoFlu™ are our near-term priorities, we remain optimistic that the additional programs in our pipeline, including our vaccine candidates for RSV and other emerging infectious diseases, present viable opportunities for future development.

The pipeline chart below summarizes the clinical and preclinical development programs that we are focused on in the near-term. We will continue to evaluate areas of development focus over time.

(1) Supported by funding from OWS, DoD, CEPI and BMGF
(2) PREVENT-19, a Phase 3 clinical trial in the U.S. and Mexico; Ongoing PREVENT-19 pediatric expansion in the U.S.; Phase 3 clinical trial in the UK

Coronavirus

NVX-CoV2373 Clinical Development

Our lead vaccine candidate, NVX-CoV2373 has progressed through multiple clinical trials, including two Phase 3 trials, one Phase 2b trial, and one Phase 1/2 trial. We have completed crossover arms in our Phase 3 UK, Phase 2b South Africa, PREVENT-19 Phase 3 U.S. and Mexico, and PREVENT-19 pediatric expansion trials. Through our clinical development program to date, we have established a dose of 5 micrograms of NVX-CoV2373 with Matrix-M™ adjuvant for late-stage development. We have collected data that indicates a reassuring safety profile and statistically significant levels of efficacy for NVX-CoV2373 against the original COVID-19 strain and commonly circulating VOC. A summary and status of our clinical development of NVX-CoV2373 by trial is as follows:

PREVENT-19 Phase 3 U.S. and Mexico

PREVENT-19 was a randomized, placebo-controlled, observer-blinded Phase 3 trial to evaluate the efficacy, safety, and immunogenicity of NVX-CoV2373 in 29,960 participants aged 18 years or older across 119 sites in the U.S. and Mexico. Enrollment for PREVENT-19 emphasized recruiting high-risk groups most impacted by COVID-19.

In October 2021, the final analysis of our PREVENT-19 Phase 3 trial in the U.S. and Mexico was submitted for peer review and is available ahead of publication via the preprint server on medRxiv. The analysis, previously announced in June 2021, was conducted on events accrued prior to participants receiving crossover vaccine. NVX-CoV2373 achieved its primary endpoint with an overall efficacy of 90.4% despite the majority (82%) of the sequenced cases of illness being attributed to Variants of Interest and VoC. Notably, NVX-CoV2373 demonstrated 100% protection against moderate and severe disease, including those caused by variants. PREVENT-19 was conducted with support and funding from OWS.

In August 2021, the U.S. Centers for Disease Control and Prevention (“CDC”) provided guidance for our PREVENT-19 participants in the U.S. stating that they meet the criteria to be considered fully vaccinated two weeks after completion of the active vaccine series. With the CDC’s validation, we expect our participants to be considered fully vaccinated and in compliance with mandated vaccination policies.

PREVENT-19 Pediatric Expansion

In June 2021, we completed enrollment of the pediatric expansion of our PREVENT-19 Phase 3 trial in the U.S. that was initiated in April 2021. The pediatric expansion is a placebo-controlled trial to evaluate efficacy, safety, and immunogenicity of NVX-CoV2373 in 2,248 adolescent participants aged 12 to 17 years across up to 75 sites in the U.S. Participants randomly received either the vaccine candidate or placebo in two doses, administered 21 days apart. Two-thirds of participants received intramuscular injections of the vaccine and one-third received placebo. All primary and crossover doses have been administered. Participants are being monitored for safety for up to two years following the final administered dose. We expect to have a regulatory package available for global submission in the first quarter of 2022. The subsequent pediatric clinical development plan has been agreed to by the FDA, MHRA and European Medicines Agency (“EMA”) and be initiated after this adolescent study reads out.

Phase 3 UK

In June 2021, the final analysis of our Phase 3 UK trial was published in the New England Journal of Medicine. The publication of the final analysis highlights the robust safety and efficacy data for NVX-CoV2373. The final analysis confirmed 89.7% overall efficacy, with over 60% of the cases caused by the Alpha (B.1.1.7) variant strain. The analysis also confirmed 96.4% efficacy against non-Alpha (non-B.1.1.7) variant strains, which represents strains most similar to the original COVID-19 virus. The trial was conducted in partnership with the UK government Vaccines Taskforce (“VTF”) and led by researchers at St George’s, University of London and St George’s Hospital, London.

In June 2021, the National Health Service (“NHS”), UK government VTF and National Institute for Health Research determined participants in our Phase 3 UK trial may be considered fully vaccinated under the standard NHS program.

Phase 3 UK Influenza Co-Administration Sub-Study

In October 2021, the final analysis of our Phase 3 UK influenza co-administration sub-study was accepted by a peer-reviewed journal and is available ahead of publication via the preprint server on medRxiv. Previously, we announced data from this sub-study in June 2021. In this sub-study, 431 participants from our Phase 3 UK trial received an approved seasonal influenza vaccine (Seqirus, adjuvanted, trivalent seasonal influenza vaccine or a cell-based quadrivalent seasonal influenza vaccine). Approximately half of the participants in the study were co-vaccinated with NVX-CoV2373, while the remainder received placebo. Results demonstrated a robust immune response and a favorable safety and reactogenicity profile. Immunogenicity of the influenza vaccine was preserved with concomitant administration, while a modest decrease in the immunogenicity of NVX-CoV2373 was found. There was an adequate number of participants aged 18 to 64 years to confirm an efficacy trend of 87.5% against COVID-19. The co-administration sub-study represents the first study of a SARS-CoV-2 vaccine candidate and an approved influenza vaccine, and was led by researchers at St George’s, University of London and St George’s Hospital, London.

NVX-CoV2373 Booster Studies

Novavax-Led Booster Study

In August 2021, we announced data from our six-month booster study in the Phase 2 portion of our U.S. and Australia Phase 1/2 trial, which we initiated in March 2021. Select participants in the 5 microgram dose cohort from the Phase 2 portion of the Phase 1/2 trial received a third 5 microgram dose (booster dose) at six months to examine the functional immune response of our vaccine candidate. Analysis of sera from primary vaccination series notably showed cross-reactive functional antibodies to Alpha (B.1.1.7), Beta (B.1.351) and Delta (B.1.617.2) variant spike proteins, all of which increased 6- to 10-fold with the booster dose.

In September 2021, we initiated a twelve-month booster dose for select participants in the Phase 2 portion of our U.S. and Australia Phase 1/2 trial. In this booster study, select participants in the 5 microgram dose cohort from our six-month booster study in the Phase 2 portion of the Phase 1/2 trial will receive an additional 5 microgram dose (a booster dose) at twelve months to examine the functional immune response of our vaccine candidate.

NVX-CoV2373: Partner-Led Vaccine Mix and Match Clinical Studies

We recognize the importance of exploring NVX-CoV2373 alongside the use of other COVID-19 vaccine manufacturers. We continue to develop our booster strategy through our participation in multiple partner-led trials evaluating the potential for mixed vaccine regimens in primary and booster settings.

A summary and status of our participation in partner-led vaccine interchangeability trials follows:

NVX-CoV2373 Regulatory and Licensure

We have completed multiple regulatory submissions and expect to complete additional filings. We are in constant discussions with regulatory authorities globally for our completed and anticipated submissions. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to ensuring equitable global access to our COVID-19 vaccine. Below is a summary and status of our regulatory processes through the date of filing this Form 10-Q.

In November 2021, in partnership with Serum Institute of India Pvt. Ltd. (“SIIPL”), we received emergency use authorization (“EUA”) from the National Agency of Drug and Food Control of the Republic of Indonesia, or Badan Pengawas Obat dan Makanan, following the August 2021 regulatory submission made by SIIPL with our support. EUA was granted for our recombinant nanoparticle protein-based vaccine with our Matrix-MTM adjuvant, which will be manufactured and marketed in Indonesia by SIIPL under the brand name COVOVAX™. Indonesia contracted with SIIPL for the purchase of 50 million doses of COVOVAX™. This marks the first regulatory authorization worldwide of a protein-based COVID-19 vaccine based on Phase 3 clinical data demonstrating efficacy and a favorable safety profile.

In November 2021, we completed the rolling submission of all modules required by the EMA to support final regulatory review. The final step to complete the application in the European Union will be an invitation from EMA to file for conditional marketing authorization ("CMA").

In October and November 2021, we completed rolling regulatory submissions in key markets for NVX-CoV2373. We filed for CMA with the UK MHRA, leveraging our manufacturing partnership with SIIPL. Additionally, we filed for provisional approval with Australia’s Therapeutic Goods Administration, authorization with Health Canada, and provisional approval with New Zealand Medicines and Medical Devices Authority and the WHO for emergency use listing ("EUL").

In partnership with SIIPL, in August 2021, for our COVID-19 vaccine that will be manufactured and commercialized with SIIPL, we filed regulatory submission for EUA with the Drugs Controller General of India, regulatory agencies in Indonesia and the Philippines, and EUL with the WHO. The grant of EUL by the WHO is a prerequisite for exports to numerous countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies.

These filings mark the first protein-based COVID-19 vaccine submitted in these markets.

In the U.S, we are in continued discussions with the FDA about submission of our investigational new drug application for NVX-CoV2373. We continue to address and complete various Chemistry, Manufacturing and Controls ("CMC") requirements, which ensure that our manufacturing processes are in accordance with regulatory standards. As of November 2021, we validated the potency and purity of our assays and are in the final process of testing our product using these assays. We expect to submit the complete regulatory package to the FDA by the end of 2021.

COVID-19 Vaccine Funding

We have secured critical funding throughout 2020 and into 2021 to support the development of NVX-CoV2373. Through the date of filing this Form 10-Q, funding for NVX-CoV2373 encompasses over $2 billion from sources including the BMGF, CEPI, the DoD, and OWS.

In April 2021, our Base Agreement and a Project Agreement (together, as amended and supplemented, the “OWS Agreement”) entered into with Advanced Technology International, Inc., the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with OWS, was amended to fully fund the agreement up to $1.75 billion to support certain activities related to the development of NVX-CoV2373. This includes the manufacture and delivery of 100 million doses of NVX-CoV2373 to the U.S. government. We expect this funding will assist in rapidly developing our large-scale manufacturing capacity and transitioning into ongoing production, including the capability to stockpile and distribute large quantities of NVX-CoV2373 for use in clinical trials and potentially for commercial sale, if authorized for emergency use or licensed. The OWS Agreement is funding the late-stage clinical studies necessary to determine the safety and efficacy of NVX-CoV2373, including PREVENT-19. Funding under the OWS Agreement is expected to support our plans to file submissions for EUA and licensure with the FDA. Accepted analytical methods that we can use to demonstrate our vaccine’s purity, potency and consistent lot manufacturing are critical to attaining licensure in all the territories we intend to sell our vaccine. In the U.S., these analytical methods will be reviewed and approved by the FDA. As of September 30, 2021, the Company's OWS agreement was amended to increase the contract ceiling by $52.9 million for a revised total of $1.8 billion. The agreement’s authorized funding and scope remains unchanged at $1.75 billion for support of certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of 100 million doses of the vaccine candidate to the U.S. government. In July 2021, the U.S. government instructed us to prioritize alignment with the FDA on our analytic methods before conducting additional U.S. manufacturing and further indicated that the U.S. government will not fund additional U.S. manufacturing until such agreement has been made. The U.S. government also instructed us to proceed with work under the OWS Agreement related to all other activities including ongoing clinical trials and nonclinical studies, regulatory interactions, analytics/assays and characterization of manufactured vaccine and project management.

A summary and status of our historical COVID-19 funding developments follows:

NVX-CoV2373 Manufacturing and Supply

We have established a global manufacturing and supply chain to support the commercialization of NVX-CoV2373. With significant progress made throughout 2020 and through the third quarter of 2021, our global supply chain spans over ten countries and includes Novavax-owned facilities in the Czech Republic and Sweden, as well as partnerships with contract manufacturing organizations around the world. In the third quarter of 2021, we remained focused on readying our global supply chain for commercialization to ensure we will promptly deliver NXV-CoV2373 upon anticipated regulatory authorizations.

We have reached our global manufacturing capacity of NVX-CoV2373 of approximately 100 million doses per month as of the end of the third quarter of 2021. We anticipate the remainder of our manufacturing capacity will be ready by the end of the fourth quarter of 2021, which we expect will support total global manufacturing capacity of approximately 150 million doses per month, including doses manufactured by our partner SIIPL. We expect to have manufacturing capacity in excess of 2 billion annual doses in 2022.

NVX-CoV2373 Manufacturing Agreements

In October 2021, we entered into a supply agreement with SIIPL and Serum Life Sciences Limited (“SLS"), an affiliate of SIIPL, for the manufacture of NVX-CoV2373. In October 2021, we also entered into a contract development manufacture agreement with SLS, where SLS will manufacture and supply finished vaccine product to us using antigen drug substance and Matrix-M™ adjuvant supplied by us.

In October 2021, we entered into a contract manufacturing agreement with Mabion S.A. (“Mabion”) for the large-scale manufacturing of NVX-CoV2373 through 2026. This agreement follows the successful completion of technology transfer to Mabion for antigen production of NVX-CoV2373. Following this agreement, we anticipate rapid scale-up in manufacturing of NVX-CoV2373 at Mabion’s Good Manufacturing Practice-certified facility located near Warsaw, Poland.

In September 2021, Takeda Pharmaceutical Company Limited (“Takeda”) finalized an agreement with the government of Japan’s Ministry of Health, Labour and Welfare (“MHLW”) for the purchase of 150 million doses of NVX-CoV2373. The announcement followed a recent update from MHLW on its ongoing efforts to secure coronavirus vaccine for the citizens of Japan. These efforts include vaccine procurement by Takeda based on technology transfer from us, with Takeda in the process of manufacturing implementation at its facility, pursuant to the terms of the collaboration and license agreement we entered into with Takeda in February 2021, under which we granted Takeda an exclusive license to develop, manufacture and commercialize NVX-CoV2373 in Japan. Under the agreement, Takeda purchases Matrix-M™ adjuvant from us to manufacture doses of finished NVX-CoV2373, and we are entitled to receive payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of NVX-CoV2373. Distribution of Novavax’ vaccine in Japan by Takeda is expected to begin in 2022. Takeda anticipates the capacity to manufacture 250 million doses of NVX-CoV2373 per year.

In August 2021, we extended our partnership with FUJIFILM Diosynth Biotechnologies through an agreement for long-term commercial manufacturing of NVX-CoV2373 through 2025. Under this agreement, FUJIFILM Diosynth Biotechnologies will continue to manufacture the antigen component of NVX-CoV2373 at its sites in Morrisville, North Carolina, College Station, Texas, and Billingham, UK. This development follows a previous manufacturing agreement with FUJIFILM Diosynth Biotechnologies, which we entered into in July 2020.

NVX-CoV2373 Supply Agreements

We expect our global supply chain will enable us to deliver upon our supply commitments around the world. We have entered into advance purchase agreements (referred to as "APAs" or "supply agreements" throughout this Form 10-Q), as well as multiple supply and license agreements with strategic partners. The APAs typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development and commercial milestones. Certain of the APAs and supply agreements may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. If the APAs were terminated, the refundable portion of the upfront payments will be repaid.

In August 2021, we executed an APA with the European Commission acting on behalf of various European Union member states, to supply a minimum of 20 million and up to 100 million initial doses of NVX-CoV2373, with the option for the European Commission to purchase an additional 100 million doses through 2023.
Seasonal Influenza
NanoFlu™ Vaccine Program (Older Adults)

In September 2021, the final analysis of the primary endpoint of our pivotal Phase 3 clinical trial for NanoFluTM was published in The Lancet Infectious Diseases. We previously announced that NanoFluTM achieved the trial’s primary endpoints, demonstrating non-inferior immunogenicity to Fluzone® Quadrivalent against all four influenza virus strains included in the vaccine, while also showing both enhanced wild-type hemagglutination-inhibiting antibody responses against homologous strains (22-66% increased) and six heterologous A/H3N2 strains (34-46% increased) as compared to Fluzone® Quadrivalent. Additionally, NanoFluTM showed potent induction of polyfunctional antigen-specific CD4+ T-cells against A(H3N2) and B/Victoria strains, with a 126–189% increase in various post vaccination cell-mediated immunity markers as compared to Fluzone® Quadrivalent.
Combination Vaccines

Our NanoFlu™ vaccine team remains focused on advancing combination vaccine candidates. With the ongoing development of NanoFlu™, NVX-CoV2373 and our RSV F Vaccine, a strong rationale exists for developing combination respiratory vaccines designed to protect susceptible populations against these diseases.

Phase 1/2 Clinical Trial of COVID-NanoFlu™ Combination Vaccine

In October 2021, we completed enrollment of our Phase 1/2 study in Australia, which we initiated in September 2021. The trial enrolled 642 healthy adults aged 50 to 70 years across 10 sites and will evaluate the safety, tolerability and immune response of a combination vaccine using NanoFlu™ and NVX-CoV2373, combined with our Matrix-M™ adjuvant. Participants have been either previously infected with the SARS-CoV-2 virus that causes COVID-19 or vaccinated through an authorized vaccine at least eight weeks prior to enrollment. All participants will be randomly assigned to cohorts to evaluate multiple formulations and will be administered doses on Day 0 and again at Day 56. Data from this trial are expected in the first half of 2022.
Sales of Common Stock
During the nine months ended September 30, 2021 and 2020, we sold 2.6 million and 29.1 million, respectively, of shares of our common stock resulting in net proceeds of approximately $565 million and $446 million, respectively, under our various At Market Issuance Sales agreements.

In June 2021, we entered into an At Market Issuance Sales Agreement (the "June 2021 Sales Agreement"), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our existing At Market Issuance Sales agreement. As of September 30, 2021, no shares had been sold under the June 2021 Sales Agreement.
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
Three Months Ended September 30, 2021 and 2020
Revenue:

	Three Months Ended September 30,
	2021	2020	Change
Revenue (in thousands):
Government contracts	$97,502	$42,938	$54,564
Grants and other	41,401	114,086	(72,685)
Royalties	39,941	—	39,941
Total revenue	$178,844	$157,024	$21,820
Revenue for the three months ended September 30, 2021 was $178.8 million as compared to $157.0 million for the same period in 2020, an increase of $21.8 million. Revenue for the three months ended September 30, 2021 was primarily comprised of revenue for services performed under the OWS Agreement and our funding agreements with CEPI (collectively, the "CEPI Funding Agreement") and royalties under our licensing arrangements. Revenue for the three months ended September 30, 2020 was primarily comprised of revenue for services performed under the CEPI Funding Agreement. The increase in revenue was due to increased development activities relating to NVX-CoV2373 under the OWS Agreement and royalties under our licensing arrangements, partially offset by decreased development activities under the CEPI Funding Agreement as we approach anticipated commercialization of NVX-CoV2373.
Revenue in 2021 increased significantly as compared with 2020 due to our NVX-CoV2373 program, which we anticipate will continue to be funded by OWS and CEPI and/or other revenue sources. Further, we anticipate bringing our NVX-CoV2373 vaccine candidate to market following global regulatory approvals which, if achieved, should significantly increase revenue. In anticipation, we have entered into various APA, as well as multiple supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories under which we are entitled to receive royalties from the sale of NVX-CoV2373 by such partners.
Expenses:

	Three Months Ended September 30,
	2021	2020	Change
Expenses (in thousands):
Research and development	$408,195	294,087	$114,108
General and administrative	77,793	56,879	20,914
Total expenses	$485,988	$350,966	$135,022
Research and Development Expenses
In the three months ended September 30, 2021, our research and development activities were primarily focused on the development of NVX-CoV2373 and included direct external research and development expenses related to NVX-CoV2373 of $341.6 million, primarily comprised of costs related to the following:
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
Research and development expenses increased to $408.2 million for three months ended September 30, 2021 as compared to $294.1 million for three months ended September 30, 2020, an increase of $114.1 million primarily due to research and development of NVX-CoV2373, as summarized in the table below (in millions):

	Three Months Ended September 30,
	2021	2020
NVX-CoV2373	$341,600	$249,789
NanoFlu™	1,656	2,558
Other vaccine development programs	126	3
Total direct external research and development expense	343,382	252,350
Employee expenses	36,574	10,950
Stock-based compensation expense	21,860	28,730
Facility expenses	4,983	1,914
Other expenses	1,396	143
Total research and development expenses	$408,195	$294,087

For 2021, research and development expenses increased significantly over 2020 expenses due to our continued development activities for our NVX-CoV2373 program and increases in employee-related costs. Following a potential regulatory approval of NVX-CoV2373, we expect product sales will result in certain types of costs that have been previously recorded as research and development in our Consolidated Statement of Operations to be capitalized as inventory and expensed as cost of goods sold when product is delivered.

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
General and Administrative Expenses
General and administrative expenses increased to $77.8 million for the three months ended September 30, 2021 from $56.9 million for the same period in 2020, an increase of $20.9 million. The increase in general and administrative expenses is primarily due to an increase in professional fees in support of our NVX-CoV2373 program. For 2021, general and administrative expenses increased significantly due to increased activities related to supporting our NVX-CoV2373 program and increases in employee-related costs and professional fees.
Other Income (Expense):

	Three Months Ended September 30,
	2021	2020	Change
Other Income (Expense) (in thousands):
Investment income	$330	140	$190
Interest expense	(5,182)	(4,460)	(722)
Other income (expense)	(4,394)	952	(5,346)
Total other income (expense), net	$(9,246)	$(3,368)	$(5,878)
We had total other expense, net, of $9.2 million for the three months ended September 30, 2021 as compared to $3.4 million for the same period in 2020. In the three months ended September 30, 2021, we recorded a $3.9 million loss due to changes in the foreign exchange rates, primarily on an intercompany loan with Novavax CZ.
Income Tax Expense:
During the three months ended September 30, 2021, we recognized $6.0 million of income tax expense related to foreign withholding tax on royalties. We did not recognize any income tax expense for the three months ended September 30, 2020.
Net Loss:

	Three Months Ended September 30,
	2021	2020	Change
Net Loss (in thousands, except per share information):
Net loss	$(322,431)	$(197,310)	$(125,121)
Net loss per share	$(4.31)	$(3.21)	$(1.10)
Weighted average shares outstanding	74,745	61,554	13,191
Net loss for the three months ended September 30, 2021 was $322.4 million, or $4.31 per share, as compared to $197.3 million, or $3.21 per share, for the same period in 2020. The increase in net loss was primarily due to a significant increase in development activities relating to NVX-CoV2373, partially offset by increased revenue under the OWS Agreement and royalties under our licensing arrangements.
The increase in weighted average shares outstanding for the three months ended September 30, 2021 is primarily a result of sales of our common stock in 2021 and 2020.
Nine Months Ended September 30, 2021 and 2020
Revenue:

	Nine Months Ended September 30,
	2021	2020	Change
Revenue (in thousands):
Government contracts	$720,740	$43,249	$677,491
Grants and other	139,952	152,690	(12,738)
Royalties	63,398	—	63,398
Total revenue	$924,090	$195,939	$728,151
Revenue for the nine months ended September 30, 2021 was $924.1 million as compared to $195.9 million for the same period in 2020, an increase of $728.2 million. Revenue for the nine months ended September 30, 2021 was primarily comprised of revenue for services performed under the OWS Agreement and CEPI Funding Agreement and royalties under our licensing arrangements. Revenue for the nine months ended September 30, 2020 was primarily comprised of revenue for services performed under the CEPI Funding Agreement. The significant increase in revenue was due to increased development activities relating to NVX-CoV2373 under the OWS Agreement and, to a lesser extent, royalties under our licensing arrangements.
Expenses:

	Nine Months Ended September 30,
	2021	2020	Change
Expenses (in thousands):
Research and development	$1,571,551	$345,828	$1,225,723
General and administrative	214,144	83,977	130,167
Total expenses	$1,785,695	$429,805	$1,355,890
Research and Development Expenses
In the nine months ended September 30, 2021, our research and development activities were primarily focused on the development of NVX-CoV2373 and included direct external research and development expenses related to NVX-CoV2373 of $1.4 billion, primarily comprised of costs related to the following:
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

Research and development expenses increased to $1.6 billion for the nine months ended September 30, 2021 from $345.8 million for the same period in 2020, an increase of $1.2 billion, primarily due to increased development activities relating to NVX-CoV2373, as summarized in the table below (in millions):

	Nine Months Ended September 30,
	2021	2020
NVX-CoV2373	$1,376,921	$268,642
NanoFlu™	5,950	11,013
Other vaccine development programs	641	1,905
Total direct external research and development expense	1,383,512	281,560
Employee expenses	86,085	20,313
Stock-based compensation expense	70,429	34,735
Facility expenses	11,387	4,003
Other expenses	20,138	5,217
Total research and development expenses	$1,571,551	$345,828

General and Administrative Expenses
General and administrative expenses increased to $214.1 million for the nine months ended September 30, 2021 from $84.0 million for the same period in 2020, an increase of $130.1 million. The increase in general and administrative expenses is primarily due to increased employee-related costs, primarily stock-based compensation expense, and an increase in professional fees in support of our NVX-CoV2373 program.
Other Income (Expense):

	Nine Months Ended September 30,
	2021	2020	Change
Other Income (Expense) (in thousands):
Investment income	$1,061	$872	$189
Interest expense	(15,989)	(11,266)	(4,723)
Other income (expense)	(8,328)	3,565	(11,893)
Total other income (expense), net	$(23,256)	$(6,829)	$(16,427)
We had total other expense, net of $23.3 million for the nine months ended September 30, 2021 as compared to $6.8 million for the same period in 2020. In the nine months ended September 30, 2021, we also recorded an interest expense of $5.6 million for finance leases. In the nine months ended September 30, 2021 and 2020, other income included a loss of $7.0 million and a gain of $3.5 million, respectively, due to changes in the foreign exchange rates, primarily on an intercompany loan with Novavax CZ.
Income Tax Expense:
During the nine months ended September 30, 2021, we recognized $12.6 million of income tax expense related to foreign withholding tax on royalties. We did not recognize any income tax expense for the nine months ended September 30, 2020.
Net Loss:

	Nine Months Ended September 30,
	2021	2020	Change
Net Loss (in thousands, except per share information):
Net loss	$(897,467)	$(240,695)	$(656,772)
Net loss per share	$(12.13)	$(4.39)	$(7.74)
Weighted average shares outstanding	73,972	54,810	19,162
Net loss for the nine months ended September 30, 2021 was $897.5 million, or $12.13 per share, as compared to $240.7 million, or $4.39 per share, for the same period in 2020. The increase in net loss was primarily due to increased development activities relating to NVX-CoV2373, increased employee-related costs, primarily stock-based compensation expense, partially offset by increased revenue under the OWS Agreement and, to a lesser extent, royalties under our licensing arrangements.
The increase in weighted average shares outstanding for the nine months ended September 30, 2021 is primarily a result of sales of our common stock in 2021 and 2020.
Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, our projected activities related to the development of NVX-CoV2373, including significant commitments under various CRO, CMO and CDMO agreements, the progress of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and other manufacturing, sales and distribution costs. We plan to continue developing other vaccines and product candidates, such as our NanoFlu™ vaccine candidate and potential combination vaccines candidates, which are in various stages of development. We believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the progress of our NVX-CoV2373 clinical trials and regulatory approval for the use of NVX-CoV2373 in the U.S. and internationally, as well as the scope, initiation and progress of our preclinical studies and clinical trials related to other research and development activities.

We have entered into APAs or supply agreements with Gavi, the European Commission, and various countries globally that, if our COVID-19 vaccine candidate is approved, are expected to result in the delivery of approximately 570 million doses of NVX-CoV2373. The APAs or supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development and commercial milestones. However, certain of the APAs and supply agreements may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. If the APAs or supply agreements were terminated, the refundable portion of the upfront payments will be repaid. We expect to sign additional APAs or supply agreements that are currently in active discussions and negotiations.
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
We have also entered into supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories under which we are entitled to receive royalties primarily from the sale of NVX-CoV2373 by our partners, such as SIIPL in India, Takeda in Japan and SK bioscience in the Republic of Korea. During the three and nine months ended September 30, 2021, we received royalties of $39.9 million and $63.4 million, respectively, under these licensing arrangements.
In the nine months ended September 30, 2021, we funded our operations with cash and marketable securities on hand, upfront payments under APAs, proceeds from the sale of common stock together with revenue under the OWS Agreement and CEPI Funding Agreement that support our NVX-CoV2373 vaccine development activities. We anticipate our future operations to be funded by our cash, cash equivalents and marketable securities, upfront payments under our APAs, revenue under our OWS Agreement and CEPI Funding Agreement, and following any potential global regulatory approvals, revenue from product sales, royalties under licensing arrangements with our strategic partners and/or other potential funding sources.
As of September 30, 2021, we had $1.9 billion in cash and cash equivalents, marketable securities and restricted cash as compared to $806.4 million as of December 31, 2020. These amounts consisted of $1.9 billion in cash and cash equivalents and $9.8 million in restricted cash as of September 30, 2021, as compared to $553.4 million in cash and cash equivalents, $157.6 million in marketable securities and $95.3 million in restricted cash as of December 31, 2020.
The following table summarizes cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020	Change
Net cash provided by (used in):
Operating activities	$665,354	$86,027	$579,327
Investing activities	116,518	(346,656)	463,174
Financing activities	522,424	580,152	(57,728)
Effect on exchange rate on cash, cash equivalents and restricted cash	(6,208)	33	(6,241)
Net increase in cash, cash equivalents and restricted cash	1,298,088	319,556	978,532
Cash, cash equivalents and restricted cash at beginning of period	648,738	82,180	566,558
Cash, cash equivalents and restricted cash at end of period	$1,946,826	$401,736	$1,545,090
Net cash provided by operating activities increased to $665.4 million for the nine months ended September 30, 2021, as compared to $86.0 million for the same period in 2020. The increase in cash provided is primarily due to payments under APAs recorded as deferred revenue, partially offset by funding of our increased net loss and the timing of payments to third parties.

During the nine months ended September 30, 2021 and 2020, our investing activities consisted primarily of maturities and sale of marketable securities, net of purchases, our acquisition of Novavax CZ in 2020 and, to a much lesser extent, capital expenditures. Capital expenditures for the nine months ended September 30, 2021 and 2020 were $41.1 million and $12.6 million, respectively, and the increase in capital expenditures was primarily due to the build out of our facilities and related capital expenditures to support NVX-CoV2373. For 2021, we expect our capital expenditures to continue to increase due to further development activities for our NVX-CoV2373 program, including the additional build-out of research and development and manufacturing facilities and related equipment, and the build-out of our new corporate office facility to accommodate anticipated increases in headcount.
Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements, payments of finance lease liabilities and exercise of stock-based awards. In the nine months ended September 30, 2021 and 2020, we received net proceeds of approximately $565 million and $446 million, respectively, from selling shares of common stock through our At Market Issuance Sales Agreements. Further, during the nine months ended September 30, 2020, we received approximately $200 million through the issuance of preferred stock in a private placement.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of September 30, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is preservation of capital, with the secondary objective of maximizing income. As of September 30, 2021, we had cash and cash equivalents of $1.9 billion, $9.8 million in restricted cash and working capital of $420.8 million.
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
We are headquartered in the U.S. where we conduct the vast majority of our business activities. We have two foreign consolidated subsidiaries, Novavax AB, which is located in Sweden, and Novavax CZ, which is located in the Czech Republic. A 10% decline in the foreign exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ equity of approximately $5.2 million as of September 30, 2021. A 10% decline in the foreign exchange rate between the U.S. dollar and Czech Koruna would result in a decline of stockholders’ equity of approximately $6.0 million as of September 30, 2021.
Our Notes have a fixed interest rate, and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

During the third quarter of 2021, we completed the implementation of an enterprise resource planning system. The implementation was undertaken to establish a scalable foundation for our core business processes and provide us with the functionality to effectively support our expanding global operations. In connection with the implementation, we updated processes that are part of our internal controls over financial reporting to accommodate related changes to our business processes and accounting procedures.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

On February 26, 2021, a Novavax stockholder named Thomas Golubinski filed a derivative complaint against certain members of the Novavax board of directors and certain members of senior management in the Delaware Court of Chancery. Novavax is a nominal defendant. The plaintiff challenges two sets of equity awards, made in April 2020 and in June 2020, on the ground that they were “spring-loaded,” that is, made at a time when certain board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserted claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff sought an award of damages to the Company, an order rescinding the April 2020 and June 2020 awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. On May 10, 2021, the defendants moved to dismiss the complaint in its entirety. On June 17, 2021, the Company’s stockholders voted FOR ratification of the April 2020 awards and ratification of the June 2020 awards. Details of the ratification proposals are set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 3, 2021. The results of the vote were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021. Thereafter, the plaintiff stipulated that, as a result of the outcome of the June 17, 2021 vote, the plaintiff no longer intends to pursue the action or any claim arising from or relating to the April 2020 and June 2020 awards. On August 23, 2021, the plaintiff filed a motion seeking an award of attorneys’ fees and expenses in the amount of $1.5 million. The defendants intend to oppose the plaintiff’s motion. The action is currently stayed and upon final resolution of the plaintiff's motion, the action will be automatically dismissed.
Item 1A.    Risk Factors

You should carefully consider the following risk factors in evaluating our business. A number of risks could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some risks relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. Any of the following risks could result in material adverse impacts on our business, financial condition or results of operations. You also should consider the other information included in this Quarterly Report on Form 10-Q, as well as our other filings with the SEC.

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

•Because we depend on third parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products.

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

•Even if regulatory approval is received for our vaccine candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market, or may mean that product we have produced prior to regulatory approval is not acceptable for sale in one or more markets.

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

•Litigation or regulatory investigations could have a material adverse impact on our results of operation and financial condition.

•We or the third parties upon whom we depend may be adversely affected by natural or man-made disasters or public health emergencies, such as the COVID-19 pandemic.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of losses and our future profitability is uncertain.

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at September 30, 2021 was $2.8 billion. Our revenues and expenses fluctuate significantly from period to period. For most of our history our expenses have exceeded our revenues, which may occur during most periods in the foreseeable future. Our net losses for the last three fiscal years were $418.3 million in 2020, $132.7 million in 2019 and $184.7 million in 2018.

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

As of the end of the third quarter of 2021, our investment in the development and manufacture of NVX-CoV2373 has been substantial, and we expect such levels of investment to continue for the rest of 2021 and beyond, although the precise magnitude of our total investment will depend on the duration of the COVID-19 pandemic, the competitive landscape, the timing and results of our applications for regulatory approvals, the availability of funding, and whether and what booster shot protocols are recommended by governments, regulatory authorities, and healthcare providers. If we are unable to timely commercialize a vaccine against COVID-19, we likely would never recoup our investments. We expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:

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

To date, we have financed our operations primarily through the sale of equity and debt securities, government funding and grant agreements, and additional funding may not be available to us on favorable terms, or at all. Although we have entered into supply agreements for NVX-CoV2373 that include prepayments from the purchasers, until we can generate sufficient product revenue in amounts sufficient to fully fund our operations, which we may never do, we expect to finance our cash needs through a combination of additional public or private equity or debt financings, as well as existing cash, potential collaborations, strategic alliances and marketing, distribution or licensing arrangements, funding from governmental and non-governmental funding entities, and potentially other sources. While we may continue to apply for contracts or grants from academic institutions, non-profit organizations and governmental entities, we may not be successful. Adequate additional funding may not be available to us on acceptable terms, if at all. Furthermore, negative interpretations of clinical trial data or setbacks, or perceived setbacks, with respect to manufacturing ability and/or capacity or regulatory filing timelines for NVX-CoV2373 or our other vaccine candidates, as well as the competitive landscape posed by other COVID-19 vaccines, may impair our ability to raise additional financing on favorable terms, or at all. Additionally, certain of the supply agreements for NVX-CoV2373 may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our organization, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or vaccine candidates. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

Economic uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

Generally, worldwide economic conditions remain uncertain, particularly due to the COVID-19 pandemic. Access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research and development expenditures by raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing development, manufacturing, regulatory and commercialization efforts. We require significant capital for our current and expected operations. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, if we are unable to access the capital markets on favorable terms, our ability to execute our business plan as contemplated would be compromised. Moreover, we rely and intend to rely on third parties, including clinical research organizations, contract manufacturing organizations and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Our existing funding and supply agreements do not assure success of our vaccine candidates or that we will be able to fully fund our vaccine candidates.

The OWS Agreement, the DoD Agreement and the CEPI funding agreement each reimburse a portion of the expenses associated with the development and commercialization of NVX-CoV2373. To the extent funding commitments in such agreements are conditioned on our meeting certain milestones or conditions, including regulatory approval in applicable jurisdictions, we may not ultimately receive the full amount of committed funds and could be exposed to urgent need for additional funding to support our NVX-CoV2373 development, manufacturing and distribution activities. For example, in connection with the OWS Agreement, the USG has instructed us to prioritize alignment with the FDA on our analytic methods before conducting additional U.S. manufacturing and further indicated that the USG will not fund additional U.S. manufacturing until such agreement has been made. The OWS Agreement includes provisions giving the USG termination rights based on a determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the USG’s interest. Such a determination would result in the loss of funding under that agreement and could result in other actions by the U.S. government. The CEPI funding agreement provides CEPI certain “march-in” rights in the event of certain breaches of that agreement. We may be unable to timely obtain additional government or private funding, if at all. Additionally, we have entered into, and plan to continue entering into, supply agreements for NVX-CoV2373 that include prepayments from the purchasers. Certain of the supply agreements may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. In the event we are unable to successfully develop and commercialize NVX-CoV2373 or fail to meet certain regulatory milestones or product volume or delivery timing obligations under our supply agreements, we may be required to refund significant portions of the prepayments, which could have a material and adverse effect on our financial condition. Our inability to succeed with key clinical or development activities could jeopardize our ability to obtain licensure from the FDA or other regulatory authorities to sell NVX-CoV2373. As a result, our existing funding and supply agreements may be insufficient to fund our commercial launch.

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

•some or all of the products that we or our third-party partners have manufactured may be determined to be unsalable based on criteria imposed by regulators as they complete regulatory approvals;

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

We focus our research and development activities on vaccines, an area in which we believe we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to make regulatory submissions or obtain regulatory approval for, and to manufacture, market and sell, NVX-CoV2373 or any other vaccine on our projected timelines, if at all. Vaccine candidates that initially appear promising often fail to yield successful products, and we may not ultimately be able to demonstrate the safety, potency, purity, stability and efficacy necessary to obtain regulatory authorization to market our product candidates. In many cases, preclinical studies or clinical trials will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials often leads to increased investment, accelerating cumulative losses. Even if clinical trial results appear positive, regulatory approval may not be obtained if the FDA, or a foreign equivalent, does not agree with our interpretation of the results, and we may face challenges when scaling-up the production process to commercial levels. Even after a product is approved and launched, general usage or post-marketing clinical trials may identify safety or other previously unknown problems with the product, or manufacturing issues may emerge, either of which may result in regulatory approvals being suspended, limited to narrow the scope of the approval, or revoked, which may otherwise prevent successful commercialization. Intense competition in the vaccine industry could also limit the successful commercialization of any products for which we receive commercial approval.

Because we depend on third parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products.

We are highly dependent on third-party organizations to conduct some of our laboratory testing and clinical trials and a significant amount of our vaccine manufacturing activities and distribution. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development or commercialization efforts in a timely manner. We may lose control over these activities or become too dependent upon these parties. These third parties may not complete testing, manufacturing or distribution activities on schedule, or in satisfaction of regulatory or commercial requirements. Certain of our facilities are also contracted for defined time frames and through association with OWS and CEPI, and we may not be able to access those facilities for sufficient periods of time to provide adequate supply.

We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of clinical trial participants are adequately protected. The FDA and foreign regulatory agencies also require us to comply with good manufacturing practices. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not successfully carry out their contractual duties or regulatory obligations. Furthermore, if a third-party manufacturer is producing materials or products for themselves or other companies, that manufacturer is exposed to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of the third-party manufacturer’s facility, which could impact its ability to produce our materials and products. Any of our third-party service providers may need to be replaced, the quality or accuracy of the data they obtain may be compromised, the services provided to us may be delayed, or the product they manufacture may be contaminated due to the failure to adhere to our clinical and manufacturing protocols, regulatory requirements or for other reasons. In any such event, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval of, or successfully commercially manufacture on a timely basis, our vaccine candidates.

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

Manufacturing our vaccine candidates involves a complicated process with which we have limited experience. We are highly dependent on third-party organizations to conduct a significant amount of our vaccine manufacturing activities. If we and our third-party manufacturing organizations are unable to manufacture our vaccine candidates in clinical quantities or, if and when necessary, in commercial quantities and at sufficient yields and at required specifications, then commercialization will be delayed, and we will need to identify and reach supply arrangements with additional third parties. Third-party manufacturers also must receive FDA or equivalent foreign regulatory body approval before they can produce clinical material or commercial product. Our vaccines are in competition with other products for access to these third-party facilities and may be subject to delays in manufacture if third parties prioritize other products. We may not be able to enter into any necessary additional third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays.

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

Although we have initiated preliminary activities in anticipation of commercialization of our vaccine candidates, we currently have limited dedicated sales, marketing or distribution capabilities. As a result, we depend on collaborations with third parties that have established distribution systems and sales forces, including our collaboration with SIIPL, among others. To the extent that we enter into co-promotion or other licensing arrangements, our revenue will depend upon the efforts of third parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. Developing a marketing and sales force is expensive and time-consuming and could delay a product launch. We may not be able to attract and retain qualified sales personnel or otherwise develop this capability.

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

We have entered into regional collaborations to develop, manufacture and distribute our vaccine candidates in certain parts of the world, and we anticipate entering into additional regional collaborations. Our relationships with SIIPL, Takeda, SK bioscience and BMGF are examples of these regional relationships. These relationships often involve the licensing of our technology to our partner or entering into a distribution agreement, frequently on an exclusive basis. Generally, exclusive agreements are restricted to certain territories. Because we have entered into exclusive license and distribution agreements, larger companies may not be interested, or able, to enter into collaborations with us on a worldwide-scale. Also, these regional relationships may make us an unattractive target for an acquisition.

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

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, loss of any potential marketing advantage of being early to market and increased clinical trial costs. For example, certain of our APAs and supply agreements may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. The speed with which we begin and complete our preclinical studies necessary to begin clinical trials, clinical trials and our applications for marketing approval will depend on several factors, including the following:

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

We are currently conducting several clinical trials of NVX-CoV2373 at sites outside the U.S., including a Phase 3 trial in the U.K., a Phase 2b trial in South Africa, a Phase 1/2 trial partially in Australia, a Phase 2/3 trial in India, and a Phase 1/2 trial in Japan. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the U.S., it could result in delay pending completion of our trials conducted in the U.S. or result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of NVX-CoV2373.

Even if regulatory approval is received for our vaccine candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market, or may mean that product we have produced prior to regulatory approval is not acceptable for sale in one or more markets.

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

•federal false claims laws, including the False Claims Act ("FCA"), which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 500 U.S. patents and corresponding foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office (“USPTO”) or enforced by the federal courts. Therefore, we do not know whether any particular patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

We may be subject to a variety of challenges from third parties that relate to the scope of the claims or to their validity. Such challenges can be mounted in post-grant review, ex parte re-examination, and inter partes review proceedings before the USPTO, or similar adversarial proceedings in other jurisdictions. If we are unsuccessful in any such challenge, the scope of our claims could be narrowed or could be invalidated. Any such outcome could impair our ability to exclude competitors from the market in those countries, potentially impacting our commercial success.

Our patents may be subject to various challenges related to ownership and inventorship, including interference or derivation proceedings. Third parties may assert that they are inventors on our patents or that they are owners of the patents. While we perform inventorship analyses to insure that the correct inventors are listed on our patents, we cannot be certain that a court of competent jurisdiction would arrive at the same conclusions we do. If we are unsuccessful in defending against ownership or inventorship challenges, a court may require us to list additional inventors, may invalidate the patent, or may transfer ownership of the patent to a third party. Any of these outcomes may harm our ability to exclude competitors and potentially impact our commercial success. Further, if ownership is transferred to a third party we may be required to seek a license to those rights to preserve our exclusive ability to practice the invention. Such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a license, we may be required to expend time, effort, and other resources to design around the patent. Any such license may be non-exclusive and if a competitor is able to obtain a license from the third party, our ability to exclude that competitor from the market may be negatively impacted.

Even if we are ultimately successful, defending any such challenges may cause us to incur substantial expenses and may require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

We may need to license intellectual property from third parties and, if our right to use the intellectual property we license is affected, our ability to develop and commercialize our vaccine candidates may be harmed.

We have in the past, and we expect in the future to license intellectual property from third parties and that these licenses will be material to our business. We will not own the patents or patent applications that underlie these licenses, and we may not control either the prosecution or the enforcement of the patents. Under such circumstances, we may be forced to rely upon our licensors to properly prosecute and file those patent applications and prevent infringement of those patents.

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

Patent term covering our products may also be extended for time spent during the prosecution of the patent application in the USPTO. This extension is referred to as Patent Term Adjustment (“PTA”). The laws and regulations governing how the USPTO calculates the PTA is subject to change and changes in the law can reduce or increase any such PTA. Further, the PTA granted by the USPTO may be challenged by a third party. If we do not prevail under such a challenge, the PTA may be reduced or eliminated, shortening the patent term, which may negatively impact our ability to exclude competitors.

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

In the ordinary course of our business, we and many of our current and future strategic partners, vendors, contractors, and consultants collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical participants, suppliers and business partners and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information represents an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including nation-states, organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Our ongoing operating activities also depend on functioning computer systems. Hacker attacks are of ever-increasing levels of sophistication, and, despite our security measures, our information technology and infrastructure are subject to such attacks or breaches. In 2020, several domestic and foreign security agencies announced that government actors or government-affiliated actors were specifically targeting organizations engaging in COVID-19 vaccine development and research. Our profile as an OWS recipient and progress on NVX-CoV2373 may result in greater risk of cyber-attack. Any such breach could result in a material compromise of our networks, our enterprise resource planning software and the information stored there could be accessed, publicly disclosed, lost, rendered, permanently or temporarily, inaccessible. Furthermore, we may not promptly discover a system intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses, and systems of others with connections to our systems, or with data relevant to our business, also have experienced attacks. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business. We also may need to pay "ransomware" to re-access our systems. In addition, privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increase the costs incurred by us in complying with such laws. The European Union’s GDPR, which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. Our efforts to comply with GDPR and other privacy and data protection laws impose significant costs and challenges that are likely to increase over time, and we are exposed to substantial penalties or litigation related to violations of existing or future data privacy laws and regulations.

The GDPR imposes strict rules on the transfer of personal data to countries outside the European Economic Area (“EEA”), including the United States and, in response, the EU and United States agreed in 2016 to a transfer framework for data transferred from the European Union to the United States, called the EU-US Privacy Shield. On July 16, 2020, however, the Court of Justice of the European Union issued a decision that declared the Privacy Shield framework, one of the primary mechanisms U.S. companies used to import personal information from Europe, invalid, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), an alternative to the Privacy Shield, can lawfully be used for cross-border data transfers. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside of the EEA Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. As we incorporate the new SCCs into our contractual arrangements, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. Inability to import personal information from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trials activities in Europe; limiting our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to the GDPR; or requiring us to increase our data processing capabilities in Europe at significant expense.

Additionally, the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020, substantially expands privacy obligations of many businesses. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities, such as the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Failure to comply with these regulations is subject to civil sanctions, including fines and penalties. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a newly passed ballot initiative, the California Privacy Rights Act (“CPRA”), which will become operational in 2023, expands on the CCPA, creating new consumer rights and protections, including the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information, including geolocation data to third parties. We will need to evaluate and potentially update our privacy program to seek to comply with the CPRA and will incur additional costs and expenses in our effort to comply.

In addition to California, Colorado and Virginia have also enacted comprehensive privacy laws but it is quite possible that other states will follow suit. We anticipate that more states may enact legislation similar to the CCPA and the other recent consumer privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Collaborations and contracts of our wholly owned subsidiaries Novavax AB and Novavax CZ, with regional partners, such as SIIPL, Takeda and SK bioscience, as well as with international providers, expose us to additional risks associated with doing business outside the U.S.

Swedish-based Novavax AB and Czech Republic-based Novavax CZ are wholly owned subsidiaries of Novavax, Inc. We also have entered into a supply and license agreement with SIIPL, collaboration and license agreements with each of Takeda and SK bioscience and other agreements and arrangements with foreign governments and companies in other countries. We plan to continue to enter into collaborations or partnerships with companies, non-profit organizations and local governments in various parts of the world. Risks of conducting business outside the U.S. include negative consequences of:

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

Our stock price has been highly volatile. From January 1, 2021 through October 31, 2021, the closing sale price of our common stock has been as low as $112.98 per share and as high as $319.93 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than expected.

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

Provisions in our organizational documents could hamper a third party’s attempt to acquire, or discourage a third-party from attempting to acquire control of, the Company. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Our organizational documents also could limit the price investors are willing to pay in the future for our securities and make it more difficult to change the composition of our Board in any one year. For example, our organizational documents provide for a staggered board with three classes of directors serving staggered three-year terms and advance notice requirements for stockholders to nominate directors and make proposals.

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

General Risk Factors

Litigation or regulatory investigations could have a material adverse impact on our results of operation and financial condition.

In addition to intellectual property litigation, from time to time, we may be subject to other litigation or regulatory investigations. Regardless of the merits of any claims that may be brought against us, litigation or regulatory investigations could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation or regulatory investigations, we could incur substantial liabilities. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong.

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

10.1*	Employment Agreement, dated July 12, 2021, between Novavax, Inc. and James P. Kelly

10.2*	Offer letter to James P. Kelly dated July 12, 2021

10.3*	Consulting Agreement, dated August 10, 2021, between Novavax, Inc. and Gregory F. Covino

10.4*±	Amended and Restated Supply and License Agreement, dated July 1, 2021, between Novavax, Inc. and Serum Institute of India Private Limited

10.5*±	Modification No. 09 to Undefinitized Project Agreement No. 1, dated July 16, 2021, between Novavax, Inc. and Advanced Technology International

10.6*±	Modification No. 10 to Undefinitized Project Agreement No. 1, dated August 6, 2021, between Novavax, Inc. and Advanced Technology International

10.7*±	Modification No. 11 to Undefinitized Project Agreement No. 1, dated August 26, 2021, between Novavax, Inc. and Advanced Technology International

10.8*±	Advance Purchase Agreement, dated August 16, 2021, between Novavax, Inc., Novavax CZ and the European Commission

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Loss for the three- and nine-month periods ended September 30, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three- and nine-month periods ended September 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________
*Filed or furnished herewith.
±    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: November 4, 2021	By:	/s/ Stanley C. Erck
Stanley C. Erck President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)