Form 10-K
period 2021-12-31
NOVAVAX INC
filed 2022-03-01
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant had elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2021 on the Nasdaq Global Select Market) was approximately $15,697,000,000.
As of February 21, 2022, there were 76,282,986 shares of the Registrant’s common stock outstanding.
Documents incorporated by reference: Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2021 in connection with the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

NOVAVAX, INC.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “Novavax,” the “Company,” “we,” “us” and “our” refer to Novavax, Inc. including its wholly-owned subsidiaries, Novavax AB and Novavax CZ (unless the context otherwise indicates).
NOTE REGARDING TRADEMARKS
Novavax™, Nuvaxovid™, Matrix-M™, Matrix™, Prepare™, Resolve™, and ResVax™ are trademarks of Novavax. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their owners. All rights reserved. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
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

•The regulatory and commercial success of our COVID-19 vaccine candidate, NVX-CoV2373, remains uncertain. While we have received provisional registration, conditional marketing authorization, or emergency use authorization for NVX-CoV2373 in a number of jurisdictions, we may be unable to obtain regulatory approvals in the United States ("U.S.") or in any other jurisdiction or produce a successful vaccine in a timely manner, if at all.

•We are a biotechnology company and face significant risk in developing, manufacturing, and commercializing our products.

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

•There is significant competition in the development of a vaccine against COVID-19, influenza, and respiratory syncytial virus (“RSV”) and we may never see returns on the significant resources we are devoting to our vaccine candidates.

•We may not succeed in obtaining the U.S. Food and Drug Administration (“FDA”) licensure or foreign regulatory approvals necessary to sell our vaccine candidates.

•Our products might fail to meet their primary endpoints in clinical trials, meaning that we will not have the clinical data required to support regulatory obligations.

•The regulatory pathway for NVX-CoV2373 is continually evolving, and may result in unexpected or unforeseen challenges.

•We have conducted, are conducting, and plan to conduct in the future, a number of clinical trials for NVX-CoV2373 at sites outside the U.S. and the FDA may not accept data from trials conducted in such locations.

•The later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions, including withdrawal of a vaccine that had previously received regulatory approval in certain jurisdictions from the market.

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
PART I

Item 1.    BUSINESS

Overview

Novavax, Inc., together with our wholly-owned subsidiaries, Novavax AB and Novavax CZ, is a biotechnology company that promotes improved health globally through the discovery, development and commercialization of innovative vaccines to prevent serious infectious diseases. Our proprietary recombinant technology platform harnesses the power and speed of genetic engineering to efficiently produce highly immunogenic nanoparticles designed to address urgent global health needs.

The vaccine candidates in our near-term pipeline, including both our coronavirus vaccine candidate (“NVX-CoV2373”) and our seasonal quadrivalent influenza vaccine candidate (“NanoFlu”), are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis. NVX-CoV2373 has received provisional approval, conditional marketing authorization (“CMA”) and emergency use authorization (“EUA”) from multiple regulatory authorities globally. In January 2022, we also submitted a request to the U.S. Food and Drug Administration (“FDA”) for EUA of NVX-CoV2373. We also advanced our NanoFlu Program vaccine program through a Phase 3 clinical trial, which demonstrated positive top-line results and achieved statistical significance in key secondary endpoints. Additionally, we are exploring a number of combination vaccine candidates including a COVID-Influenza combination vaccine currently in a Phase 1/2 clinical trial. We believe that our protein-subunit-based candidates elicit differentiated immune responses that may be more efficacious than naturally occurring immunity or other vaccine approaches. These vaccine candidates incorporate our proprietary saponin-based Matrix-M™ adjuvant to enhance the immune response and stimulate higher levels of neutralizing antibodies.

We were incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 21 Firstfield Road, Gaithersburg, Maryland, 20878, and our telephone number is (240) 268-2000. Our common stock is listed on the Nasdaq Global Select Market under the symbol “NVAX.”

NVX-CoV2373 Regulatory and Licensure

We have made substantial progress in advancing NVX-CoV2373 toward regulatory approvals. We have received several authorizations, which collectively have the potential to reach over six billion individuals, and we have completed additional regulatory submissions in other major markets. We are in active discussions with regulatory authorities and remain focused on seeking additional authorizations for NVX-CoV2373. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitating equitable global access to our COVID-19 vaccine.

For the territories in which our vaccine has gained authorization, NVX-CoV2373 is marketed under the brand name of Covovax™ (manufacturing and commercialization by the Serum Institute of India Pvt. Ltd. (“SIIPL”)) or as Nuvaxovid™ COVID-19 Vaccine (SARS-CoV-2 rS [Recombinant, adjuvanted]).

Through the date of filing this Annual Report on Form 10-K, the below is a summary of regulatory authorizations for NVX-CoV2373, the first protein-based COVID-19 vaccine to be approved for commercial use based on Phase 3 data:

(1) Regulatory approval received in partnership with SIIPL

In February 2022, in partnership with SIIPL, the Directorate General of Drug Administration granted EUA for NVX-CoV2373 in Bangladesh, in individuals aged 18 years and older, which will be manufactured and marketed in India by SIIPL under the brand name CovovaxTM. Within the same month, Health Canada granted authorization for NVX-CoV2373 in individuals aged 18 years and older, to be marketed under Nuvaxovid™. The Singapore Health Authority also issued interim authorization for NVX-CoV2373 in individuals aged 18 years and older, to be marketed under Nuvaxovid™. New Zealand’s Medsafe granted provisional approval for NVX-CoV2373 in individuals aged 18 years and older, to be supplied to New Zealand under the brand name Nuvaxovid™. Additionally, in February 2022, the Medicines and Healthcare products Regulatory Agency (“MHRA”) in Great Britain granted CMA for NVX-CoV2373 in individuals aged 18 years and older, to be authorized for use in Great Britain marketed under the brand name Nuvaxovid™.

In January 2022, the Australia’s Therapeutic Goods Administration (“TGA”) granted provisional registration for NVX-CoV2373 in individuals aged 18 years and older, to be supplied to Australia under the brand name Nuvaxovid™. Additionally, in January 2022, South Korea’s Ministry of Food and Drug Safety approved a Biologics License Application (“BLA”) from SK bioscience for NuvaxovidTM, to be manufactured and marketed in the country by SK bioscience.

In December 2021, the Ministry of Health Prevention granted EUA for NVX-CoV2373 in the United Arab Emirates (“UAE”) in individuals aged 18 years and older under the brand name Nuvaxovid™.

Additionally, in December 2021, in partnership with SIIPL, the Drugs Controller General of India granted EUA for NVX-CoV2373 in individuals aged 18 years and older, which will be manufactured and marketed in India by SIIPL under the brand name CovovaxTM. In the same month, the World Health Organization (“WHO”) granted EUL for NVX-CoV2373 to be manufactured and marketed by SIIPL as CovovaxTM. The WHO then granted a second EUL for NVX-CoV2373 to be marketed by us as NuvaxovidTM in Europe and other markets. This second EUL by the WHO followed the recommendation of the WHO Strategic Advisory Group of Experts on Immunization (“SAGE”) for a primary two-dose vaccination series of NVX-CoV2373 in persons aged 18 years and older and a third dose of NVX-CoV2373 administered to immunocompromised persons.

Within the same month, the European Commission (“EC”) granted CMA for NuvaxovidTM, in individuals aged 18 years and older, which prequalifies NVX-CoV2373 as meeting WHO standards for quality, safety and efficacy. The authorization follows the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use recommendation to authorize the vaccine and is applicable in all 27 European Union (E.U.) member states.

In November 2021, in partnership with SIIPL, we received EUA in individuals aged 18 years and older from the National Agency of Drug and Food Control of the Republic of Indonesia, or Badan Pengawas Obat dan Makanan. NVX-CoV2373 will be manufactured in India and marketed in Indonesia by SIIPL under the brand name CovovaxTM.

Additionally, in November 2021, in partnership with SIIPL, the Philippine Food and Drug Administration granted EUA for NVX-CoV2373 in individuals aged 18 years and older to be manufactured in India and marketed in the Philippines by SIIPL under the brand name CovovaxTM.

Below is a summary and status of our regulatory submissions completed through the date of filing this Annual Report on Form 10-K.

(1) Regulatory filing submitted in partnership with SIIPL
(2) Regulatory filing submitted in partnership with Takeda Pharmaceutical Company Limited (“Takeda”)

In February 2022, we completed submission to Swissmedic, the Swiss Agency for Therapeutic Products for CMA for NVX-CoV2373.

In January 2022, we completed submission to the FDA for EUA for NVX-CoV2373. This submission follows the December 2021 submission of the final data package including the complete chemistry, manufacturing, and controls module, to the U.S. FDA.

In January 2022, in partnership with SIIPL, we completed submission to the South African Health Products Regulatory Agency for EUA of NVX-CoV2373. If authorized, NVX-CoV2373 will be manufactured by and commercialized by SIIPL in South Africa under the brand name Covovax™.

In December 2021, our partner Takeda completed submission of a New Drug Application to the Ministry of Healthy, Labour and Welfare (“MHLW”) in Japan for NVX-CoV2373. With the support of the MHLW, the companies are working to establish the capability to manufacture TAK-019 at Takeda's facilities in Japan and aim to begin distribution in early 2022, pending regulatory approval.

Product Pipeline

Core Novavax Pipeline

DISEASE
PRODUCT
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
AUTHORIZED
Coronavirus
NVX-CoV2373(1)(2)
Matrix-M
Omicron Variant Strain
Matrix-M
Potential licensure pathway via strain change.
Seasonal Influenza
NanoFlu
(Older Adults) (Pre-BLA)
Matrix-M
Combination Vaccines
COVID / Influenza
Matrix-M
Influenza / RSV
Matrix-M
Influenza / COVID / RSV
Matrix-M

Other

DISEASE	PRODUCT	CLINICAL DEVELOPMENT
Respiratory Syncytial Virus ("RSV")	RSV Vaccine	• Previous clinical development conducted in older adult population
Malaria *(Conducted by Partners)*	R21[3]	• Clinical development ongoing through Phase 3 trial

(1) Supported by funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), U.S. Department of Defense (“DoD”), Coalition for Epidemic Preparedness Innovations (“CEPI”), and Bill & Melinda Gates Foundation (“BMGF”).
(2) Authorized for provisional approval, CMA or EUA in select geographies under trade names CovovaxTM and NuvaxovidTM. Request submitted to the FDA for EUA. PREVENT-19, a Phase 3 clinical trial in the U.S. and Mexico; Ongoing PREVENT-19 pediatric expansion in the U.S.; Phase 3 clinical trial in the United Kingdom (“UK”); Ongoing Phase 2b clinical trial in South Africa. We, along with our partners, will have commercial rights in authorized geographies to sell and distribute NVX-CoV2373.
(3) Reflects malaria vaccine candidate (“R21”) created by the University of Oxford and formulated with Matrix-M™ adjuvant; Ongoing Phase 3 clinical trial in Africa; R21 is licensed to SIIPL; we will have commercial rights to sell and distribute R21 in certain countries, primarily in travelers' and military vaccine markets.

Technology Overview

Recombinant Nanoparticle Vaccine Technology

Our recombinant nanoparticle vaccines combine the power and speed of genetic engineering to efficiently produce a new class of highly immunogenic vaccines that target a variety of viral pathogens.

Once a pathogenic threat has been identified, the genetic sequence encoding the antigen is selected for subsequent use in developing the vaccine construct. The genetic sequence may be optimized to enhance protein stability or confer resistance to degradation. This genetic construct is inserted into the baculovirus Spodoptera frugiperda (Sf9/BV) insect cell-expression system, which enables efficient, large-scale expression of the optimized protein. The Sf9/BV system produces proteins that are properly folded and modified – which can be critical for functional, protective immunity – as the vaccine antigen. Protein antigens are purified and organized around a polysorbate-based nanoparticle core, in a configuration that resembles their native presentation. This presentation results in a highly immunogenic nanoparticle that is ready to be formulated with Matrix-M™ adjuvant. We believe our vaccine technology is well-suited for the development of additional vaccine candidates targeting a broad scope of respiratory and other emerging infectious diseases.

Matrix-M™ Adjuvant

Our proprietary Matrix-M™ adjuvant has been a key differentiator within our platform. This adjuvant has demonstrated potent and well-tolerated efficacy by stimulating the entry of antigen presenting cells (“APCs”) into the injection site and enhancing antigen presentation in local lymph nodes, which in turn activates APC cells, T-cells, and B-cell populations, thereby boosting immune response. Matrix-M™ adjuvant has been shown to produce a long-lasting memory response, through the production of plasma cells, memory B-cells, high affinity antibodies, and CD4+ T-cells. This potent mechanism of action enables a lower dose of antigen required to achieve the desired immune response and we believe thereby contributes to increased vaccine supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.

We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ is being evaluated in combination with several partner-led malaria vaccine candidates, including in a Phase 3 trial for R21, a malaria vaccine candidate created by the Jenner Institute, University of Oxford. The University of Oxford has partnered with SIIPL for commercial development of R21 and has granted SIIPL a license for R21. We expect to manufacture and supply the Matrix-M™ adjuvant component of R21 to SIIPL, which represents a significant commercial opportunity for our adjuvant, pending possible licensure. We have commercial rights to sell and distribute the SIIPL-manufactured R21 in certain countries, primarily in the travelers’ and military vaccine markets.

We are also supplying Matrix-M™ adjuvant for two Phase 1 clinical trials led by National Institutes of Health teams, focused on Epstein-Barr virus and Malaria transmission blocking.

Pipeline Overview

Our development pipeline encompasses vaccine candidates spanning multiple therapeutic areas, with our COVID-19 vaccine candidate, NVX-CoV2373, as the leading product candidate, which has received provisional registration, CMA, or EUA in a number of jurisdictions. We have also submitted a request to the FDA for EUA of NVX-CoV2373. Beyond COVID-19, our pipeline includes programs for seasonal influenza, a combination vaccine consisting of NanoFlu and NVX-CoV2373, RSV, and Matrix-MTM adjuvant collaborations for the treatment of malaria. We advanced NVX-CoV2373 through two pivotal Phase 3 clinical trials that demonstrated high efficacy against both the original COVID-19 strain and commonly circulating COVID-19 variants of concern (“VoC”), while maintaining a favorable safety profile. We also advanced our NanoFlu Program through a Phase 3 clinical trial, which demonstrated positive top-line results and achieved statistical significance in key secondary endpoints. We initiated a trial of a combination vaccine consisting of our NanoFlu Program and NVX-CoV2373 and remain interested in further development of our RSV Program for respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”). Ongoing Phase 3 trials are being conducted for R21, a malaria candidate, by our partners, Jenner Institute, University of Oxford, which is formulated with our Matrix-M™ adjuvant.

We remain focused on bringing our NVX-CoV2373 vaccine candidate to market following global regulatory authorizations. Through ongoing booster studies in our clinical trials, as well as the development of COVID-19 variant strain vaccine candidates, we continue to collect data to characterize and improve vaccine performance. We expect to leverage these clinical insights to advance the use and additional regulatory approvals of our COVID-19 vaccine for both primary vaccination around the globe, to use within a booster setting, and for the pediatric population amidst the ongoing and evolving COVID-19 pandemic.

Although NVX-CoV2373 and our NanoFlu Program are our near-term priorities, we remain optimistic that the additional programs in our pipeline, including our RSV Program, and our partner-led malaria candidate, present strong opportunities for future development.

Coronavirus

NVX-CoV2373 Clinical Development

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

In December 2021, the full results from the PREVENT-19 Phase 3 trial in the U.S. and Mexico were published in The New England Journal of Medicine. The analysis, previously announced in June 2021, was conducted on events accrued prior to participants receiving crossover vaccine. NVX-CoV2373 achieved 100% protection against moderate and severe disease, 92.6% efficacy against any VOC and variants of interest (“VOI”), and the primary endpoint of 90.4% efficacy against COVID-19 of any severity during the time period evaluated, despite the majority (79%) of the sequenced cases of illness being attributed to VOC and VOI. PREVENT-19 was conducted with support and funding from OWS.

In November 2021, the U.S. Centers for Disease Control and Prevention (“CDC”) provided guidance stating that our PREVENT-19 participants from sites outside the U.S., as well as previously stated guidance stating participants from within the U.S., are considered fully vaccinated. In January 2022, we also submitted a request to the FDA for EUA of NVX-CoV2373.

PREVENT-19 Pediatric Expansion

In February 2022, we announced positive results from our Phase 3 PREVENT-19 pediatric expansion in adolescents aged 12 to 17, for which we completed enrollment in June 2021. The study results achieved their primary effectiveness endpoint and demonstrated 80% efficacy overall, with 82% clinical efficacy against the Delta (B.1.617.2) variant, as the trial was conducted when the Delta (B.1.617.2) variant was the predominant circulating strain in the U.S. Immune responses were two-to-three-fold higher in adolescents than in adults against all variants studied. NVX-CoV2373 was well-tolerated with no safety signals identified.

The study enrolled 2,247 adolescents across 73 sites in the U.S. to evaluate safety, effectiveness (immunogenicity), and efficacy, with an emphasis on ensuring well-balanced racial and ethnic representation among participants. Participants randomly received either the vaccine candidate or placebo in two doses, administered 21 days apart. Two-thirds of participants received intramuscular injections of the vaccine and one-third received placebo. Participants are being monitored for safety for up to two years following the final administered dose.

We expect to submit our regulatory filing to global regulatory authorities during the first quarter of 2022. The subsequent pediatric clinical development plan has been agreed to by the FDA, the MHRA, and EMA and we expect to initiate additional studies globally evaluating younger age groups during the second quarter of 2022.

In December 2021, we announced initial data evaluating the immune response of NVX-CoV2373 against the Omicron (B.1.1.529) variant strain from our ongoing PREVENT-19 pediatric expansion. Data from this study showed immune responses in adolescents were 2- to 4-fold higher than adults against broad array of variants of interest and variants of concern.

Phase 3 UK

In February 2022, we announced extended analysis from our pivotal Phase 3 UK trial showing that a high level of efficacy for NVX-CoV2373 was maintained over a 6-month period of surveillance. The analysis showed vaccine efficacy of 82.5% in protection against all COVID-19 infection, both symptomatic and asymptomatic, as measured by PCR+ or anti-N seroconversion. NVX-CoV2373 showed a reassuring safety profile during over the 6-month period, with adverse events that were balanced between vaccine and placebo groups. Additionally, the trial demonstrated continued protection with an overall vaccine efficacy of 82.7% and vaccine efficacy against severe disease was 100% during the 6-month efficacy collection window, in line with the initial analysis.

This data builds upon the final analysis of our Phase 3 UK trial was published in The New England Journal of Medicine in June 2021. The publication of the final analysis highlights the robust safety and efficacy data for NVX-CoV2373. The final analysis confirmed 89.7% overall efficacy, with over 60% of the cases caused by the Alpha (B.1.1.7) variant strain. The analysis also confirmed 96.4% efficacy against non-Alpha (non-B.1.1.7) variant strains present at the time of the study, which represents strains most similar to the original COVID-19 virus. The trial was a randomized, observer-blinded, placebo-controlled study that enrolled 15,203 adults aged 18 to 84. The trial was conducted in partnership with the UK government Vaccines Taskforce (“VTF”) and led by researchers at St George’s, University of London, and St George’s Hospital, London.

In June 2021, the National Health Service (“NHS”), UK government VTF, and National Institute for Health Research determined participants in our Phase 3 UK trial may be considered fully vaccinated under the standard NHS program.

Phase 3 UK Influenza Co-Administration Sub-Study

In November 2021, positive results from our Phase 3 UK influenza co-administration sub-study, the first co-administration study of a SARS-CoV2 vaccine candidate and an approved influenza vaccine were published in The Lancet Respiratory Medicine. In the sub-study, with initial data announced in June 2021, 431 participants from our Phase 3 UK trial received an approved seasonal influenza vaccine (Seqirus, adjuvanted, trivalent seasonal influenza vaccine or a cell-based quadrivalent seasonal influenza vaccine). Approximately half of the participants in the study were co-vaccinated with NVX-CoV2373, while the remainder received placebo. Results demonstrated a robust immune response and a favorable safety and reactogenicity profile. Immunogenicity of the influenza vaccine was preserved with concomitant administration, while a modest decrease in the immunogenicity of NVX-CoV2373 was found. There was an adequate number of participants aged 18 to 64 years to confirm an efficacy trend of 87.5% against COVID-19. The co-administration sub-study represents the first study of a SARS-CoV-2 vaccine candidate and an approved influenza vaccine, and was led by researchers at St George’s, University of London and St George’s Hospital, London.

Phase 2b South Africa

In May 2021, results from the initial primary analysis of our Phase 2b South Africa trial were published in The New England Journal of Medicine. The publication of the initial primary analysis, which was previously announced in January 2021, highlights NVX-CoV2373’s cross-protection against the Beta (B.1.351) variant strain prevalent in South Africa during the study.

The Phase 2b South Africa trial was a randomized, observer-blinded, placebo-controlled study that enrolled 4,404 participants. Half of the trial participants received two intramuscular injections of NVX-CoV2373, administered 21 days apart, while the other half of the trial participants received placebo.

In the complete analysis announced in March 2021, NVX-CoV2373 demonstrated 55.4% efficacy for the prevention of mild, moderate, and severe COVID-19 disease in the 95% of the trial population that was HIV-negative. Overall efficacy, including both HIV-positive and HIV-negative participants, was 48.6% predominantly against the Beta (B.1.351) variant strain, with the complete analysis showing that NVX-CoV2373 achieved its primary efficacy endpoint in the overall trial population. During the efficacy analysis, the Beta (B.1.351) variant strain circulating in South Africa accounted for approximately 93% of sequenced cases in our Phase 2b trial. There were no cases of severe disease in the NVX-CoV2373 group, and all hospitalization and death occurred in the placebo group. This trial also showed that the vaccine is well-tolerated, with low levels of serious adverse events, or SAEs, through day 35, balanced between vaccine and placebo groups. CEPI funded the manufacturing of doses of NVX-CoV2373 for this Phase 2b clinical trial, which was also supported in part by a $15.0 million grant from BMGF.

NVX-CoV2373 Clinical Development Conducted by Partners

Phase 2/3 India

SIIPL has expanded their Phase 2/3 clinical trial of NVX-CoV2373 in India to include a pediatric cohort. In the pediatric cohort, SIIPL has initiated recruitment of participants aged 2-17 years, with the intention of completing enrollment of 920 total participants. Previously, in April 2021, SIIPL completed enrollment of approximately 1,600 participants aged 18 years and older in their initial cohort. This study, which was initiated in March 2021, will evaluate the safety and immune response of NVX-CoV2373.

Phase 1/2 Japan

In March 2021, Takeda completed enrollment of a Phase 1/2 clinical trial of NVX-CoV2373 in Japan. This placebo-controlled trial will evaluate the immunogenicity and safety of NVX-CoV2373 in 200 participants aged 20 years and older. The interim clinical study report has been completed with the safety and immunogenicity data needed to support the Japan Pharmaceuticals and Medical Device Agency application. Participants are currently in their twelve-month safety follow-up.

Variant Strain (Monovalent and/or Bivalent) Vaccine Development

Our nanoparticle vaccine technology is purpose-built to rapidly address evolving infectious disease threats. As variants of COVID-19 emerge, we proactively evaluate NVX-CoV2373’s ability to protect against variant strains and evaluate the potential need for variant-specific vaccine constructs.

COVID-19 Omicron (B.1.1.529) Variant Strain Vaccine

In December 2021, we began development of an Omicron-specific vaccine construct of the SARS-CoV-2 Spike protein (rS) antigen, currently in use in NVX-CoV2373, and initiated GMP manufacturing. We expect delivery towards the end of the first quarter of 2022.

NVX-CoV2373 Booster Studies

PREVENT-19 Booster Study

In December 2021, we initiated PREVENT-19 Phase 3 trial booster study for NVX-CoV2373. The study will evaluate the safety the safety and efficacy of a heterologous or homologous third dose of NVX-CoV2373. All the PREVENT-19 trial participants are eligible to receive a third booster dose. The booster dose is identical to the active vaccine previously administered to the participants in a two-dose regimen (5 micrograms of recombinant Spike protein plus 50 micrograms of Matrix-M™ adjuvant) and may be administered at least six months after receipt of active vaccine. The primary endpoint is the first occurrence of polymerase chain reaction (PCR)-confirmed mild, moderate or severe COVID-19 with onset at least seven days after the third (booster) vaccine dose. Two additional groups will be evaluated in this portion of the trial. Trial participants who initially received placebo and subsequently received a different COVID-19 vaccine are also eligible for a booster dose of NVX-CoV2373. Participants who were unblinded after initially receiving active vaccine and did not subsequently receive another vaccine will also be eligible to be boosted with NVX-CoV2373.

Phase 2 U.S. and Australia Booster Study - Including Omicron (B.1.1.529) Variant Results

In December 2021, we announced initial data evaluating the immune response of NVX-CoV2373 against the Omicron (B.1.1.529) variant strain as well as additional data from our ongoing Phase 2 booster study. These results demonstrated broad cross-reactivity against the Omicron variant and other circulating variants for primary 2-dose regimen, with enhanced responses following a third dose at six months. The third dose produced increased immune responses to the Omicron (B.1.1.529) variant strain comparable to or exceeding levels associated with protection in Phase 3 clinical trials, with a 9.3-fold IgG rise and a 19.9-fold increase in hACE2 inhibition increase after booster dose. Data from this study are available ahead of publication via the preprint server for biology on medRxiv.

In September 2021, we initiated a twelve-month booster dose for select participants in the Phase 2 portion of our U.S. and Australia Phase 1/2 trial. Select participants received a fourth 5 microgram dose at twelve months to examine the immune responses produced by our vaccine candidate.

In August 2021, we announced data from our six-month booster study in the Phase 2 portion of our U.S. and Australia Phase 1/2 trial, which we initiated in March 2021. Select participants in the 5 microgram dose cohort received a third 5 microgram dose (booster dose) at six months to examine the immune responses of our vaccine candidate. Analysis of sera from primary vaccination series notably showed cross-reactive, functional antibodies to Alpha (B.1.1.7), Beta (B.1.351) and Delta (B.1.617.2) variant spike proteins, all of which increased 6- to 10-fold with the booster dose.

NVX-CoV2373: Partner-Led Vaccine Mix and Match Clinical Study

Mix-and-Match COVID-19 Vaccine Booster Trial ("Cov-Boost") – Led by University Hospital Southampton NHS

In December 2021, the UK government VTF announced top-line data from the heterologous boosting, Phase 2 Cov-Boost study published in The Lancet from the University Hospital Southampton NHS Foundation Trust. NVX-CoV2373 was one of seven COVID-19 vaccines studied for the potential to provide a booster dose from a different manufacturer for individuals who previously received two doses of an authorized vaccine. The results demonstrated that administration of NVX-CoV2373 among other studied COVID-19 vaccines, resulted in substantial increases in functional antibody titers when given as a third dose in two heterologous vaccination regiments. This study reinforces our confidence in the potential for NVX-CoV2373 to serve as a well-tolerated third dose to boost immune levels and provide broad protection against disease without a burdensome side effect profile.
The trial, which was initiated in June 2021, completed enrollment in July of 2,886 participants aged 30 years and older. NVX-CoV2373 is one of seven COVID-19 vaccines evaluating the potential for providing a booster dose from different manufacturers to individuals who have previously received two doses of an authorized vaccine. The trial assesses the safety and immune response against COVID-19 provided by the various vaccine schedules. The trial is led by the University Hospital Southampton NHS Foundation Trust and other UK National Institute for Health Research sites. Cov-Boost is receiving support from the UK government VTF and Department of Health and Social Care.

COVID-19 Vaccine Funding

We have secured critical funding to support the development of NVX-CoV2373. Through the date of filing this Annual Report on Form 10-K, funding for NVX-CoV2373 encompasses over $2 billion from sources including CEPI, DoD, and OWS.

In April 2021, our Base Agreement and a Project Agreement (together, as amended and supplemented, the “OWS Agreement”) entered into with Advanced Technology International, Inc., the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with OWS, was amended to fully fund the agreement up to $1.75 billion to support certain activities related to the development of NVX-CoV2373. This includes the manufacture and delivery of 100 million doses of NVX-CoV2373 to the U.S. government. We expect this funding will assist in rapidly developing our large-scale manufacturing capacity and transitioning into ongoing production, including the capability to stockpile and distribute large quantities of NVX-CoV2373 for use in clinical trials and for commercial sale. The OWS Agreement is funding the late-stage clinical studies necessary to determine the safety and efficacy of NVX-CoV2373, including PREVENT-19. Funding under the OWS Agreement supported our file submission for EUA with the FDA and is expected to support our plans to submit a BLA with the FDA. Accepted analytical methods that we can use to demonstrate our vaccine’s purity, potency, and consistent lot manufacturing are critical to attaining licensure in all the territories we intend to sell our vaccine. In the U.S., these analytical methods will be reviewed and approved by the FDA. As of December 31, 2021, the Company's OWS agreement was amended to increase the contract ceiling by $52.9 million for a revised total of $1.8 billion. The agreement’s authorized funding and scope remains unchanged at $1.75 billion for support of certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of 100 million doses of the vaccine candidate to the U.S. government. The Company and the U.S. government will determine the timing and amounts for delivery of NVX-CoV2373 doses upon U.S authorization and the Company intends to pursue additional U.S. procurement agreements for supply of NVX-CoV2373 doses. In July 2021, the U.S. government instructed us to prioritize alignment with the FDA on our analytic methods before conducting additional U.S. manufacturing and further indicated that the U.S. government will not fund additional U.S. manufacturing until such agreement has been made. The U.S. government also instructed us to proceed with work under the OWS Agreement related to all other activities including ongoing clinical trials and nonclinical studies, regulatory interactions, analytics/assays, and characterization of manufactured vaccine and project management. In October 2021 and January 2022, the U.S. government extended the prescribed time to meet its July 2021 instructions until April 2022.

In February 2022, the Company’s Project Agreement with ATI was modified to include a Phase 3 efficacy study with respect to 2019n-CoV-301 in adolescents with a booster component and accordingly, the performance period under the Project Agreement was extended to December 31, 2023.

A summary and status of our historical COVID-19 funding developments follows:

Seasonal Influenza

NanoFlu Program (Older Adults)

Influenza is a world-wide infectious disease with serious illness generally occurring in more susceptible populations such as children under and older adults, but also occurring in the general population. According to a 2021 Fortune Business Insights research report forecast of influenza vaccines, the market for seasonal influenza vaccines is expected to grow from approximately $6.6 billion in 2021 to approximately $10.73 billion in 2028.

In September 2021, the final analysis of the primary endpoint of our pivotal Phase 3 clinical trial for the NanoFlu Program was published in The Lancet Infectious Diseases. We previously announced that the NanoFlu Program achieved the trial’s primary endpoints, demonstrating non-inferior immunogenicity to Fluzone® Quadrivalent against all four influenza virus strains included in the vaccine, while also showing both enhanced wild-type hemagglutination-inhibiting antibody responses against homologous strains (22-66% increased) and six heterologous A/H3N2 strains (34-46% increased) as compared to Fluzone® Quadrivalent. Additionally, the NanoFlu Program showed potent induction of polyfunctional antigen-specific CD4+ T-cells against A(H3N2) and B/Victoria strains, with a 126–189% increase in various post vaccination cell-mediated immunity markers as compared to Fluzone® Quadrivalent.

Combination Vaccines

Our NanoFlu Program team remains focused on advancing combination vaccine candidates. With the ongoing development of NanoFlu Program, NVX-CoV2373, and our RSV Program, a strong rationale exists for developing combination respiratory vaccines designed to protect susceptible populations against these diseases.

COVID / Influenza Combination Vaccine

Phase 1/2 Clinical Trial of COVID-Influenza Combination Vaccine

In October 2021, we completed enrollment of our Phase 1/2 study in Australia, which we initiated in September 2021. The trial enrolled 642 healthy adults aged 50 to 70 years across 10 sites and will evaluate the safety, tolerability and immune response of a combination vaccine using NanoFlu Program and NVX-CoV2373, combined with our Matrix-M™ adjuvant. Participants have been either previously infected with the SARS-CoV-2 virus that causes COVID-19 or vaccinated through an authorized vaccine at least eight weeks prior to enrollment. All participants will be randomly assigned to cohorts to evaluate multiple formulations and will be administered doses on Day 0 and again at Day 56. Data from this Phase 1/2 trial are expected in the second quarter of 2022. Data from this Phase 1/2 trial are expected in April of 2022. We expect to initiate a Phase 2 clinical trial for the COVID-Influenza combination vaccine and NanoFlu Program as a standalone vaccine in the second half of 2022.

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

RSV Program (Older Adults)

Previous clinical development through a Phase 2 clinical trial demonstrated that our RSV Program for older adults with either aluminum phosphate or our proprietary Matrix-MTM adjuvant increased the magnitude, duration and quality of the immune response versus the non-adjuvanted RSV F Vaccine. We continue to assess the development opportunities for our RSV Program for older adults.

Malaria

Malaria is a life-threatening disease caused by a parasite that infects mosquitos subsequently transmitted to humans. According to the 2021 WHO World Malaria Report, in 2020, there was an estimated 241 million malaria cases and 627 thousand deaths worldwide in 2020. We believe malaria has the potential to be preventable through the R21 vaccine candidate, which is being developed through several partner-led trials and is formulated with our Matrix-MTM adjuvant.

R21 - Malaria Vaccine

R21 is a malaria vaccine candidate created by the Jenner Institute, University of Oxford, and formulated with our Matrix-M™ adjuvant. The University of Oxford has granted SIIPL a license for R21. We expect to manufacture and supply the Matrix-M™ adjuvant component of R21 to SIIPL. SIIPL has committed to manufacture at least 200 million doses per year of R21 after licensure, if granted. Additionally, SIIPL has rights to use Matrix-M™ adjuvant in R21 in regions where the disease is endemic and will pay royalties to us on its market sales of the vaccine. We will have commercial rights to sell and distribute the SIIPL-manufactured R21 in certain countries, primarily in the travelers’ and military vaccine markets.

R21 Clinical Development

R21 is currently being evaluated in a Phase 3 licensure trial initiated in May 2021. Data from this trial are expected in the second half of 2022. Previously, in April 2021, data from the Phase 2b trial evaluating R21 was published in The Lancet, demonstrating 77% efficacy when formulated with 50 micrograms of Matrix-MTM adjuvant and 71% efficacy when formulated with 25 micrograms of Matrix-MTM adjuvant. Both adjuvant dose levels were well tolerated in young children, with no severe reactions to R21 reported.

Advance Purchase Agreements (“APA”)

We have entered into APAs (also referred to as “supply agreements” throughout this Annual Report on Form 10-K) with Gavi, the Vaccine Alliance (“Gavi”), the EC, and various countries globally. The APAs typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development milestones. We expect to sign additional APAs that are currently in active discussions and negotiations.

A summary of our APAs follows:

(1) The APA includes an option to order additional doses as may be required from time to time.

Under the terms of our APA with Gavi, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. We expect to manufacture and distribute 350 million doses of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL is expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. We expect to deliver doses with antigen and Matrix-MTM adjuvant manufactured at facilities directly funded by the investments previously received from CEPI (the “CEPI Funding Agreement”). We expect to supply significant doses that Gavi would allocate to low-, middle-, and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi may prioritize such doses to low- and middle-income countries at lower prices. Additionally, we may provide additional doses of NVX-CoV2373, to the extent available from CEPI-funded manufacturing facilities, in the event that SIIPL cannot materially deliver expected vaccine doses to the COVAX Facility. Together with SIIPL, we expect to initiate delivery of doses following receipt of appropriate regulatory authorizations. Under the agreement, we received an upfront payment from Gavi of $350 million in 2021 and recorded a receivable as of December 31, 2021, for an additional payment of $350 million because we secured EUL for NVX-CoV2373 from the WHO in December 2021.

Under the terms of our APA with the EC, acting on behalf of various E.U. member states, we are committed to supply a minimum of 20 million and up to 100 million initial doses of NVX-CoV2373, with the option for the EC to purchase an additional 100 million doses through 2023. We have received orders for 69 million doses under this agreement.

License and Collaboration
Our commitment to partnering globally in efforts to end the COVID-19 pandemic is demonstrated through our partnership with SIIPL to supply NVX-CoV2373 to India and low- and middle-income countries. In August 2020, we expanded upon our manufacturing and supply capabilities to include partnerships with both Takeda in Japan and SK bioscience in South Korea and furthered these collaborations in February and December 2021. These additional partnerships will increase our production capacity and are expected to support a rapid roll-out of NVX-CoV2373 globally.

(1) Geographies pending regulatory authorizations and not yet authorized under the brand name
(2) SK bioscience received non-exclusive licenses in Thailand and Vietnam
A summary of our license and collaboration agreements follows:

SIIPL

In July 2020, we entered into a supply and license agreement with SIIPL, which was amended in September 2020 and amended and restated in July 2021, under which we granted exclusive and non-exclusive licenses to SIIPL for the development, co-formulation, filling and finishing, registration, and commercialization of NVX-CoV2373. SIIPL agreed to purchase our Matrix-MTM adjuvant and we granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373. We will equally split the revenue from SIIPL's sale of NVX-CoV2373 in its licensed territory, net of agreed costs. We granted to SIIPL (i) an exclusive license in India during the agreement, and (ii) a non-exclusive license (a) during the “Pandemic Period” (as declared by the World Health Organization), in all countries other than specified countries designated by the World Bank as upper-middle or high-income countries, with respect to which we retains rights, and (b) after the Pandemic Period, in only those countries designated as low or middle-income by the World Bank. Following the Pandemic Period, we may notify SIIPL of any bona fide opportunities for us to license NVX-CoV2373 to a third party in such low and middle-income countries and SIIPL would have an opportunity to match or improve such third-party terms, failing which, we would have the discretion to remove one or more non-exclusive countries from SIIPL’s license. In October 2021, we entered into a supply agreement and a contract development manufacturing agreement with SIIPL and Serum Life Sciences Limited (“SLS”) under which SIIPL and SLS will supply us with NVX-CoV2373 for commercialization and sale in certain territories.

Takeda

In February 2021, we finalized a collaboration and license agreement with Takeda under which we granted Takeda an exclusive license to develop, manufacture and commercialize NVX-CoV2373 in Japan. Under the agreement, Takeda purchases Matrix-M™ adjuvant from us to manufacture doses of finished NVX-CoV2373 and we are entitled to receive payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of NVX-CoV2373. In September 2021, Takeda finalized an agreement with MHLW for the purchase of 150 million doses of NVX-CoV2373. The announcement followed an update from MHLW on its ongoing efforts to secure coronavirus vaccine for the citizens of Japan. These efforts include vaccine procurement by Takeda pursuant to the terms of the collaboration and license agreement we entered into with Takeda in February 2021. Distribution of our vaccine in Japan by Takeda is expected to begin in 2022, pending regulatory approval. Takeda anticipates the capacity to manufacture 150 million doses of NVX-CoV2373 per year.

SK bioscience

In February 2021, we finalized an expanded collaboration and license agreement with SK bioscience to manufacture and commercialize NVX-CoV2373 for sale to the government of Korea. Concurrently, SK bioscience finalized an advance purchase agreement with the Korean government to supply 40 million doses of NVX-CoV2373 to the Republic of Korea beginning in 2021. Our agreement is in addition to our existing manufacturing arrangement with SK bioscience entered into in August 2020. Under the collaboration agreement, SK bioscience was granted an exclusive license to develop, manufacture, and commercialize NVX-CoV2373 in the Republic of Korea. SK bioscience will pay a tiered royalty in the low to middle double-digit range on the sale of NVX-CoV2373 in the Republic of Korea. In May 2021, we entered a non-binding

Memorandum of Understanding (“MOU”) with the Ministry of Health and Welfare of Korea and SK bioscience to explore further cooperation in the development and manufacturing of vaccines, including NVX-CoV2373 and to potentially explore the development of new vaccine products with SK bioscience, including COVID-19 variant vaccines and/or an influenza/COVID-19 combination vaccine. In December 2021, we amended the collaboration and license agreement to grant a non-exclusive license to cover Thailand and Vietnam, subject to a low to middle double-digit royalty, and for SK biosciences to supply the antigen component of NVX-CoV2373 to us for use in the final drug product globally, including product distributed by the COVAX Facility.

Manufacturing and Supply
We are committed to discovering, developing, and commercializing innovative vaccines to prevent serious infectious diseases and are exploring a number of combination vaccine candidates, including a COVID-influenza combination vaccine directly and by leveraging our strategic global partnerships. In 2021 and 2020, we established a global supply chain to support the commercialization of NVX-CoV2373. The acquisition of Novavax CZ (formerly Praha Vaccines, a.s.) in the Czech Republic in May 2020 demonstrated the Company’s first major step toward building out our global manufacturing capabilities. Since May 2020, we have established partnerships worldwide to amplify and solidify our global reach.

To date, we have increased our projected global manufacturing production rate of NVX-CoV2373 to be over two billion annualized doses when we are at full capacity. Of this anticipated capacity, approximately one billion doses will be manufactured by SIIPL.

A summary of our key manufacturing and supply arrangements follows:
Matrix-MTM Adjuvant
We manufacture our proprietary saponin-based Matrix-M™ adjuvant at our Novavax AB facility in Uppsala, Sweden.
In June 2020, we entered into contract manufacturing arrangements with AGC Biologics and the Polypeptide Group to provide contract development and manufacturing services, supplying us with large-scale production of Matrix-M™ adjuvant.
Antigen Component of NVX-CoV2373
In October 2021, we entered into a supply agreement with SIIPL and SLS, an affiliate of SIIPL, for the manufacture of NVX-CoV2373. In October 2021, we also entered into a contract development manufacture agreement with SLS, where SLS will manufacture and supply finished vaccine product to us using antigen drug substance and Matrix-M™ adjuvant supplied by us.
In October 2021, we entered into a contract manufacturing agreement with Mabion S.A. (“Mabion”) for the large-scale manufacturing of NVX-CoV2373 through 2026. This agreement follows the successful completion of technology transfer to Mabion for antigen production of NVX-CoV2373. We are scaling up manufacturing of NVX-CoV2373 at Mabion’s Good Manufacturing Practice-certified facility located near Warsaw, Poland.
In August 2021, we extended our partnership with FUJIFILM Diosynth Biotechnologies through an agreement for long-term commercial manufacturing of NVX-CoV2373 through 2025. Under this agreement, FUJIFILM Diosynth Biotechnologies has continued to manufacture the antigen component of NVX-CoV2373 at its sites in Morrisville, North Carolina, College Station, Texas, and Billingham, UK. This development follows a previous manufacturing agreement with FUJIFILM Diosynth Biotechnologies, which we entered into in July 2020.
In June 2021, we announced the completion of construction of the National Research Council of Canada’s Biologics Manufacturing Centre and ongoing technology transfer for the production of NVX-CoV2373. Technology transfer to establish a step-by-step process of producing NVX-CoV2373 at the Biologics Manufacturing Centre began in April 2021 following a collaboration agreement entered into with the National Research Council of Canada in March 2021. These developments build upon a MOU entered into in February 2021 with the Canadian government to produce NVX-CoV2373 at the Biologics Manufacturing Centre in Canada. Large-scale GMP production is expected to begin once the facility has received Health Canada approval.
Pursuant to our APA with Gavi, we have licensed our NVX-CoV2373 technology to SIIPL and are jointly committed with SIIPL to deliver the 1.1 billion doses to the COVAX Facility. We expect to supply doses to Gavi utilizing a tiered pricing schedule.
In July 2020, we announced a manufacturing agreement with FDB allowing for the large-scale contract production of NVX-CoV2373 in connection with our OWS Agreement, beginning at FDB’s North Carolina facility.

Competition in COVID-19, Influenza, and RSV

The vaccine market is intensely competitive, characterized by rapid technological progress. Our technology is based upon utilizing the baculovirus expression system in insect cells to make recombinant vaccines. Our Matrix-M™ adjuvant has demonstrated a potent and well-tolerated effect by stimulating the entry of antigen-presenting cells into the injection site and enhancing antigen presentation in local lymph nodes, boosting immune response. We believe this baculovirus expression system offers many advantages when compared to other technologies and is uniquely well-suited for developing COVID-19, influenza, and RSV vaccines, as well as vaccines against a number of other infectious diseases.

A number of vaccine manufacturers, research institutions, and other organizations are developing a vaccine for SARS-CoV-2, the virus that causes COVID-19 disease. A variety of different vaccine technologies are being studied, including nucleic acid (RNA/DNA), viral vectors, live attenuated or inactivated, and protein-based vaccines. According to a coronavirus vaccine tracker published by The New York Times, updated as of February 23, 2022, there are 115 vaccines in clinical trials and 49 have reached the final stages of testing. As of January 2022, Novavax is one of five manufacturers that have a COVID-19 vaccine that has received Conditional Marketing Authorization by the EMA in the European Union, with the other manufacturers being Pfizer, Moderna, Johnson & Johnson and AstraZeneca. As of January 2022, Pfizer has received BLA approval and Moderna and Johnson & Johnson have each received EUA by the FDA in the U.S for their COVID-19 vaccines. As of January 2022, we submitted for EUA by the FDA for NVX-CoV2373, marking the first protein-based COVID-19 vaccine filing. Based on NVX-CoV2373’s high efficacy against both the original and variant strains and its well-tolerated profile demonstrated in clinical trials, including two pivotal Phase 3 trials in the U.K. and U.S., we believe our vaccine candidate will play an important role in addressing this global public health crisis.

A number of companies are developing and selling vaccines for seasonal influenza employing both traditional (egg-based) and new vaccine technologies (cell-based). Many seasonal influenza vaccines are currently approved and marketed, and most of these are marketed by major pharmaceutical companies such as Sanofi Pasteur, GSK and Seqirus. Competition in the sale of seasonal influenza vaccines is intense. For the older adult segment, Sanofi currently supplies Fluzone-HD® and Flublok® to the majority of older adults in the U.S. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious and/or be less expensive and quicker to manufacture, all while still showing a comparable or improved tolerability profile. Many of our competitors are working on new products and new generations of current products, some by adding an adjuvant that is used to increase the immunogenicity of that product, each of which is intended to be more efficacious than currently marketed products. Several competitors are working on developing seasonal influenza vaccines using different technologies than those in existing marketed vaccines, the most notable being mRNA. Despite the significant competition and advancing technologies, based on our completed Phase 3 trial results, we believe that NanoFlu Program, our adjuvanted nanoparticle seasonal influenza product could be as efficacious as, or more so than, current products or products being developed by our competitors.

There is currently no approved RSV vaccine for sale in the world; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. These groups are developing products to prevent disease caused by RSV using a variety of technology platforms, including viral vectors, nucleic acid (RNA/DNA), live attenuated chimeric, antigens or monoclonal antibodies (“Mab”) and competitive recombinant technologies. We continue to believe that our RSV F Vaccine candidate, which is a recombinant prefusogenic F-protein nanoparticle, is likely to be as effective as other RSV vaccine candidates or other products in development by our competitors. At this time, there are a number of companies and other organizations with vaccine candidates in late-stage clinical trials. In older adults, GSK, Pfizer, and Janssen are in Phase 3 trials. GSK and Pfizer both are in Phase 3 trials for infants via maternal immunization. Additionally, both the AstraZeneca / Sanofi partnered monoclonal antibody and Merck monoclonal antibody are in Phase 3 trials in infants.

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
Patent Rights; Licenses.
We have intellectual property (patents, licenses, know-how) related to our vaccines, manufacturing processes and other technologies. Currently, we have or have rights to over 550 U.S. and foreign patents and patent applications relating to vaccines and vaccine-related technologies.
Patents related to our Virus-Like Particle (“VLP”) program include U.S. Patent No. 7,763,450, which covers, in part, the use of influenza gene sequences for high-yield production of consistent influenza VLP vaccines to protect against current and future seasonal and pandemic strains of influenza viruses. Corresponding European patent, European Patent No. 1644037 also covers this technology. U.S. Patent Nos. 8,080,255, 8,551,756, 8,506,967 and 8,592,197 are directed to methods of producing VLPs and inducing substantial immunity to an influenza virus infection by administering VLPs comprising HA and NA proteins, and our M1 protein derived from the avian influenza strain, A/Indonesia/5/05. Certain claims also encompass similar methods and compositions where the M1 protein is from a different strain of influenza virus than the influenza HA protein and the influenza NA protein. Related patent protection in Europe is provided by European Patent No. 2343084, which covers, in part, vaccine compositions containing VLPs that contain M1, HA, and NA proteins. Our VLP patent portfolio contains many other patents, including U.S. Patent Nos. 8,951,537, 8,992,939, 9,144,607, 9,050,290, 9,180,180, 9,381,239, 9,464,276, 9,474,799, and other patents in multiple ex-U.S. jurisdictions.
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
Government Regulations
The development, production and marketing of biological products, which include the vaccine candidates being developed by Novavax or our collaborators, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. Although we focus on the U.S. regulatory process and the standards imposed by the FDA, the International Conference on Harmonisation (“ICH”) and other agencies because we believe meeting U.S. and ICH standards generally allows us to satisfy regulatory agencies in other countries where we intend to do business; however, we are mindful that expectations in some venues, notably in the European Union and the United Kingdom (in relation to Great Britain), differ to some degree and we take proactive steps to address such differences by maintaining regular filings and correspondence and attending regular meetings with many other non-U.S. regulatory agencies. In the U.S., the development, manufacturing and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation under provisions of that act and the Public Health Service Act. The FDA not only assesses the safety and efficacy of these products but it also regulates, among other things, the testing, manufacture, labeling, storage, record-keeping, advertising and promotion of such products. The process of obtaining FDA licensure for a new vaccine is costly and time-consuming.
Vaccine clinical development in most countries follows the same general regulatory pathway as drugs and other biologics. Before applying for FDA licensure to market any new vaccine candidate, we expect to first submit an investigational new drug application (“IND”) that explains to the FDA, among other things, the results of preclinical toxicology testing conducted in laboratory animals, the method of manufacture, quality control tests for release, the stability of the investigational product and what we propose to do for human testing. At this stage, the FDA decides whether it is reasonably safe to move forward with testing the vaccine candidate in humans. We must then conduct Phase 1 clinical trials and larger-scale Phase 2 and 3 clinical trials that demonstrate the safety, immunogenicity and efficacy of our vaccine candidate to the satisfaction of the FDA. Following successful completion of all three phases of clinical development, a BLA can be submitted to the FDA requesting licensure of the vaccine for marketing based on the vaccine’s safety and efficacy. Similar pathways exist in Europe and other geographies.
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
The EU and the U.K. similarly provide a faster means to achieve approval by offering conditional marketing authorizations which are granted with the proviso of obtaining additional data to eventually become unconditional, but which allow authorization to be granted earlier albeit with a more limited set of clinical data.
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

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government authorities or programs, private health insurers (including managed care plans) and other organizations. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. Our product candidates may not be considered cost-effective at certain prices. Adequate third-party reimbursement may not be available in certain markets to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payors may also control access to, or manage utilization of, our products with various utilization management techniques. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payer to not cover our product candidates could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.
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

Similarly, in many countries outside the U.S., pharmaceutical pricing is subject to regulatory control, particularly in countries where healthcare is provided mainly through government funding or government backed insurers. In such countries governmental organizations will generally determine firstly if a medicinal product might be reimbursed and secondly the maximum price payable.

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

Within the European Union and the United Kingdom, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States and the United Kingdom, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Various laws, regulations and executive orders also restrict the use and dissemination outside the U.S. or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside the United States, which could limit our growth potential and increase our development costs. We cannot guarantee that we, our employees, our consultants, or our third-party contractors are or will be in compliance with all federal, state, and foreign regulations regarding bribery and corruption. Moreover, our strategic collaborators and third-party contractors located outside the U.S. may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission (“SEC”) also may suspend or bar issuers from trading securities on

U.S. exchanges for violations of the FCPA’s accounting provisions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition, and results of operations.

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

Within the European Union and the United Kingdom, payments made to physicians must be publicly disclosed. Moreover, agreements with physicians must in some countries be the subject of prior notification and approval by the physician’s employer, their competent professional organization, or the regulatory authorities of the individual country. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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
Human Capital

Employees

As of February 21, 2022, we have 1,541 full-time employees, of whom 198 hold M.D. or Ph.D. degrees and 499 of whom hold other advanced degrees. Of our total workforce, 1,088 employees are engaged primarily in research, development, and manufacturing activities and 453 employees are engaged primarily in executive, business development, commercial, finance and accounting, legal, and administrative functions. None of our U.S. or Czech employees are represented by labor unions or covered by collective bargaining agreements; 135 of our 136 Swedish employees are covered by typical collective bargaining agreements.

To nurture, grow, and treat our employees fairly is imbued in our culture. We are proud to have been recognized in the 2021 Top Workplaces USA list based on employee surveys. We believe this award reflects our investment in an exceptional work culture.

Employee Safety and Benefits

Employee safety is our highest priority. As we moved through the pandemic in 2021, we continued to encourage employees who were able to work from home to do so. We implemented a Covid Resources page on our intranet, which provides employees with information on Covid-19 safety, both inside and outside of the workplace. Resources on this site include our Covid-19 Protocols and Guide, our policies on face coverings and social distancing, a list of infection control measures, and mental wellness support resources. We implemented temperature screenings for everyone who enters our facilities and require visitors to complete a health assessment before entering.

Our 700 Quince Orchard office space located in Gaithersburg, Maryland is on track to receive WELL Platinum certification. WELL is the leading tool for advancing health and well-being in buildings globally. As one of 35 WELL certified buildings in North America, this building will meet rigorous standards for materials selection, indoor air quality, and acoustics. In addition, our operations and policies contribute to earning high marks in all the 10 WELL Concepts: Air, Water, Nourishment, Light, Movement, Thermal Comfort, Sound, Materials, Mind, and Community.

Compensation and Benefits; Health and Wellness

Our total rewards package is designed to attract, engage, motivate, and retain top talent. We strive to provide compensation, benefits, and services that help meet the varying needs of our employees. Our generous total rewards package includes competitive market pay and comprehensive benefits that are among the best in our industry, including insurance to protect and maintain health, income protection through our short- and long-term disability programs, adoption assistance and paid parental leave programs, and services to assist in balancing work and personal life, such as backup child, adult, and elder care, and financial wellbeing programs, including monthly financial wellness seminars, one-on-one financial planning sessions, and debt and credit management support.

Our wellness initiatives include a monthly newsletter, which highlights organizations and partners, tools, and resources intended to help our employees lead healthier and happier lives. We offer several digital apps that allow our employees to connect to an online licensed therapist or to access activities that are designed to reduce stress and anxiety and increase mindfulness and emotional well-being. We have a robust employee assistance program for employees to access support for a variety of life events.

To assist employees with work/life balance, we provide employees with a concierge service to assist employees with tasks including, but not limited to:
•finding and booking auto services;
•sourcing pet sitters and boarders;
•researching online and in-person tutors;
•suggesting community events;
•providing vacation ideas;
•finding and booking home cleaners, plumbers, HVAC, and landscaping services;
•finding and booking yoga, personal training sessions, and spin classes;
•suggesting nutritional meals and recipes; and
•researching day care center availability and ratings.

In addition, we offer every employee the benefit of equity ownership in the company through equity grants and participation in our employee stock purchase plan. We believe that equity compensation has been, and will continue to be, a critical component of our compensation package because it develops a culture of ownership among our employees and aligns their interests with the interests of our stockholders.

Recruitment, Development and Training

The attraction, development, and retention of employees is a critical success factor for our success. We utilize a variety of recruitment vehicles to source top talent, including strategic partnerships with search firms, leveraging social media channels, and a robust employee referral program.

To support the growth and advancement of our employees, we offer tuition and continuing education reimbursement, and an array of training and professional development opportunities, including on-the-spot coaching with executive coaches and access to the LinkedIn Learning library of over 16,000 on-demand video tutorials that address skills, knowledge, and behaviors related to business, leadership, technology, and innovation. In the last 12 months, videos were viewed and completed over 25,000 times by our employees. We provide an Executive Development Program for employees identified as having high potential and for employees who have been identified as potential successors to leadership positions. Our Executive Development Program includes executive coaching engagements and leadership development programs designed to strengthen our leadership bench and accelerate and prepare our top talent for future growth. Professional development learning series are available to all employees and focus on self-awareness, collaboration, hybrid working, and business acumen.

Internal Communications

We employ a variety of tools to facilitate open and direct communication, including global forums with executives, employee surveys, and engagement through forums and committees. Our executive leadership team continues to recognize the importance of increased employee engagement.

Diversity and Inclusion

Our culture of diversity, equity, and inclusion (“DEI”) enables us to create, develop, and fully leverage the strengths of our workforce to meet our growth objectives. We recently completed an evidence-based analysis of our current DEI state, resulting in a multi-year road map and strategy to drive diversity and inclusion by developing inclusive leaders, enabling an inclusive culture, and building diverse teams. The first annual Novavax Women’s Leadership Forum was successfully launched and resulted in building networks, developing skills, sharing voices and ideas, and becoming agents of positive change. We are focused on growing and maintaining our diverse workforce and we believe our DEI strategy will enable us to continuously improve and excel. In 2022, we hired a DEI and Employee Engagement Manager focused on actions to build an inclusive workforce, and we are investing in training to develop our leaders to access different perspectives when generating ideas and decision making.

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
Also available on our website is information relating to corporate governance at Novavax and our Board of Directors, including our Code of Conduct. We intend to disclose on our website any future amendments to and waivers from this code that apply to our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller, and persons performing similar functions, as promptly as practicable, as may be required under applicable SEC and Nasdaq rules.
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

Item 1A.    RISK FACTORS

You should carefully consider the following risk factors in evaluating our business. A number of risks could cause our actual results to differ materially from those that are indicated by forward-looking statements. Some risks relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. Any of the following risks could result in material adverse impacts on our business, financial condition, or results of operations. You also should consider the other information included in this Annual Report on Form 10-K as well as our other filings with the SEC.

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

•The regulatory and commercial success of our COVID-19 vaccine candidate, NVX-CoV2373, remains uncertain. While we have received provisional registration, conditional marketing authorization, or emergency use authorization for NVX-CoV2373 in a number of jurisdictions, we may be unable to obtain regulatory approvals in the United States or in any other jurisdiction or produce a successful vaccine in a timely manner, if at all.

•We are a biotechnology company and face significant risk in developing, manufacturing, and commercializing our products.

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

•We may not succeed in obtaining the FDA licensure or foreign regulatory approvals necessary to sell our vaccine candidates.

•Our products might fail to meet their primary endpoints in clinical trials, meaning that we will not have the clinical data required to support regulatory obligations.

•The regulatory pathway for NVX-CoV2373 is continually evolving, and may result in unexpected or unforeseen challenges.

•We have conducted, are conducting, and plan to conduct in the future, a number of clinical trials for NVX-CoV2373 at sites outside the United States and the FDA may not accept data from trials conducted in such locations.

•The later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions, including withdrawal of a vaccine that had previously received regulatory approval in certain jurisdictions from the market.

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

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2021 was $3.6 billion. Our revenue and expenses fluctuate significantly from period to period. For most of our history our expenses have exceeded our revenue, which may occur during most periods in the foreseeable future. Our net losses for the last three fiscal years were $1.7 billion in 2021, $418.3 million in 2020, and $132.7 million in 2019.

Historically, our losses have resulted predominantly from research and development expenses for our vaccine candidates, manufacturing-related expenses, expenses associated with efforts to obtain regulatory approvals, costs related to protection of our intellectual property, and other general and administrative operating expenses, a significant portion of which have been noncash. Our expenses have exceeded our revenue since inception, and we believe our expenses will fluctuate over time, and may substantially increase in some years, as a result of continuing efforts to develop, test, manufacture, and make regulatory filings for our vaccine candidates, and, if our product candidates are approved, commercialization efforts.

As of the end of fiscal year 2021, our investment in the development and manufacture of NVX-CoV2373 has been substantial, and we expect such levels of investment to continue for the rest of 2022 and beyond, although the precise magnitude of our total investment will depend on the duration of the COVID-19 pandemic, the competitive landscape, the timing and results of our applications for regulatory approvals, the availability of funding, and whether and what booster shot protocols are recommended by governments, regulatory authorities, and healthcare providers. If we are unable to timely commercialize a vaccine against COVID-19 in sufficient jurisdictions, we likely would never recoup our investments. We expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:

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

The regulatory and commercial success of our COVID-19 vaccine candidate, NVX-CoV2373, remains uncertain. While we have received provisional registration, conditional marketing authorization or emergency use authorization for NVX-CoV2373 in a number of jurisdictions, we may be unable to obtain any other regulatory approvals in the United States or other jurisdictions or produce a successful vaccine in a timely manner, if at all.

In response to the outbreak of COVID-19, we are pursuing the development and manufacture of our vaccine candidate, NVX-CoV2373. Even though we have reported positive data from Phase 1, 2 and 3 clinical trials, and have received provisional registration, conditional marketing authorization, or emergency use authorization from the World Health Organization and in Canada, Australia, New Zealand, the E.U., the United Kingdom, India, Indonesia, the Philippines, and Singapore, as well as full approval in South Korea, such results may not be sufficient to support regulatory submissions, authorizations and approvals, accelerated or otherwise, in any other relevant jurisdictions on our projected timelines, if at all.

Additionally, even though NVX-CoV2373 has received regulatory approval in certain jurisdictions and may receive further regulatory approval in others, successful commercialization depends on our ability to effectively scale up manufacturing capabilities at our own locations and those of our manufacturing partners and contractors. In May 2020, we acquired Novavax CZ (formerly Praha Vaccines, a.s.) including its vaccine manufacturing facility in Bohumil, Czech Republic and approximately 150 of its employees. We also are actively entering into agreements with third parties to manufacture the antigen component of NVAX-CoV2373 and our proprietary Matrix-M™ adjuvant, as well as to distribute NVX-CoV2373. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture NVX-CoV2373 and its components at commercial scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in production. Manufacturing of NVX-CoV2373 and its components involves a complicated process that will require significant investments of time and financial resources to implement, and our efforts to establish manufacturing capabilities may not meet expectations as to timing, scale-up, reproducibility, yields, purity, cost, potency or quality. Shortages of raw materials and supplies also negatively impact our manufacturing efforts. We may not be able to timely and effectively produce NVX-CoV2373 in adequate quantities to address global demand.

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

We focus our research and development activities on vaccines, an area in which we believe we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to make regulatory submissions or obtain regulatory approval for, and to manufacture, market and sell, NVX-CoV2373 or any other vaccine on our projected timelines, if at all. Vaccine candidates that initially appear promising often fail to yield successful products, and we may not ultimately be able to demonstrate the safety, potency, purity, stability and efficacy necessary to obtain or maintain regulatory authorization to market our product candidates. In many cases, preclinical studies or clinical trials will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials often leads to increased investment, accelerating cumulative losses. Even if clinical trial results appear positive, regulatory approval may not be obtained if the FDA, or a foreign equivalent, does not agree with our interpretation of the results, and we may face challenges when scaling-up the production process to commercial levels. Even after a product is approved and launched, general usage or post-marketing clinical trials may identify safety or other previously unknown problems with the product, or manufacturing issues may emerge, either of which may result in regulatory approvals being suspended, limited to narrow the scope of the approval, or revoked, which may otherwise prevent successful commercialization. Intense competition in the vaccine industry could also limit the successful commercialization of any products for which we receive commercial approval.

We will require approval from the FDA of any name we intend to use for our products regardless of whether we have secured a trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may object to any product name we submit if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our proposed products. If we adopt an alternative name, we would lose the benefit of any existing trademark applications for such developmental candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our products, if approved.

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

While the Prepare results suggest that ResVax, the project name for the RSV vaccine candidate, is safe and is likely efficacious in more serious manifestations of RSV disease, the trial failed to achieve its primary clinical endpoint. Not achieving the primary clinical endpoint has been viewed negatively by our investors. Although the failure to achieve the primary endpoint in the trial is not evidence that the vaccine is ineffective, it means that regulatory agencies like the FDA and EMA are likely to require additional clinical trial data prior to licensure. This development may be viewed negatively by our potential collaborators and partners, which may make the ongoing development of ResVax, and any other RSV F Vaccine candidates, more challenging.

We may have product liability exposure.

The administration of drugs or vaccines to humans, whether in clinical trials or after marketing approval, can result in product liability claims. We maintain product liability insurance coverage for our current clinical programs, including our NVX-CoV2373 trials, and we have expanded our insurance coverage to include the sale of commercial products. However, we may not be able to obtain additional insurance coverage or maintain insurance coverage on commercially reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Furthermore, such insurance coverage and our resources may not be sufficient to satisfy all liabilities that result from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time- consuming and expensive, may damage our reputation in the marketplace and would likely divert management’s attention.

In addition, because we are developing NVX-CoV2373 in response to the outbreak of COVID-19, a global pandemic, we have received provisional registration, conditional marketing authorization or emergency use authorization from the World Health Organization and in Canada, Australia, New Zealand, the E.U., the United Kingdom, India, Indonesia, the Philippines, and Singapore, as well as full authorization in South Korea, and we may have a widely used vaccine as an investigational vaccine or a product authorized for temporary or emergency use prior to our receipt of marketing approval in other jurisdictions as well. Unexpected safety issues in these circumstances could lead to product liability claims and our existing insurance may not be adequate for such claims.

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

In the United States, the PREP Act provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products”, including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of DHHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. On March 17, 2020, the Secretary of DHHS issued a declaration under the PREP Act and has issued subsequent amendments thereto to provide liability immunity for activities related to certain countermeasures against the ongoing COVID-19 pandemic. While we believe our products would be covered under the provisions of the PREP Act, this cannot be assured. Also, the Secretary of the HHS may not make other declarations in the future that cover any of our other product candidates, and the U.S. Congress may reduce coverage under the PREP Act or repeal it altogether. Product liability lawsuits may result in substantial liabilities and may require us to limit commercialization of our product candidates.

If we are unable to effectively manufacture our vaccines in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays or an adverse impact on product development, clinical trials, regulatory approval and commercial distribution.

Completion of our clinical trials and commercialization of our vaccine candidates require access to, or development of, facilities to effectively manufacture our vaccine candidates at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our vaccine candidates in the volumes necessary to support commercial sales. While we have recently increased our projected global manufacturing capacity for NVX-CoV2373, our efforts to establish manufacturing capabilities may not meet expectations as to timing, scale-up, reproducibility, yields, purity, cost, potency or quality. The antigen component of NVX-CoV2373 is currently being manufactured at Novavax CZ, as well as numerous partnered manufacturing sites, including FUJIFILM in the United States, SIIPL in India, SK bioscience in Korea, and Takeda in Japan, among others. Challenges manufacturing either the antigen component or the adjuvant, or issues in later manufacturing stages, could compromise production of NVX-CoV2373.

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

Even though we have received provisional registration, conditional marketing authorization or emergency use authorization in certain jurisdictions for NVX-CoV2373, and even if we have products licensed in additional markets, our vaccine products may not be initially or ever profitable.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell vaccines and could adversely affect the prices that we receive for our vaccine candidates, if approved. Some of these proposed and implemented reforms could result in reduced pharmaceutical pricing or reimbursement rates for medical products, and while we have no current vaccines available for commercial sale other than subject to provisional registration, conditional marketing authorization or emergency use authorization in certain foreign jurisdictions, the impact of such reform could nevertheless adversely affect our business strategy, operations and financial results. For example, the Affordable Care Act (“ACA”) contained several cost containment measures that could adversely affect our future revenue, including, for example, increased drug rebates under Medicaid for brand name prescription drugs, extension of Medicaid rebates to Medicaid managed care organizations, and extension of so-called 340B discounted pricing on pharmaceuticals sold to certain healthcare providers. Additional provisions of the healthcare reform laws that may negatively affect our future revenue and prospects for profitability include the assessment of an annual fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. The ACA also established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded on drugs (including vaccines) to eligible beneficiaries during their coverage gap period (the so-called “donut hole”), as condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business.

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

Even if we receive regulatory approvals for our vaccine candidates, including NVX-CoV2373, coverage and reimbursement may be subject to unique regulatory policies. For example, under the ACA preventive care mandate, non-grandfathered group health plans and health insurance coverage offered in the individual or group market typically have at least one year before they must provide first-dollar coverage for a newly issued preventive care requirement or guideline. However, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), non-grandfathered group health plans and health insurance coverage offered in the individual or group market must cover any qualifying coronavirus preventive service 15 business days after the United States Preventive Services Task Force, or Advisory Committee on Immunization Practices (ACIP) designates such service as preventive. Further, third-party reimbursement for providers administering COVID-19 vaccines may affect market acceptance of NVX-CoV2373, if we receive regulatory approval. Currently, the CARES Act and its implementing regulations state that (i) providers that participate in the U.S. Centers for Disease Control and Prevention’s COVID-19 Vaccination Program must administer a COVID-19 immunization regardless of an individual’s ability to pay or health insurance coverage status, (ii) providers may not seek any reimbursement, including through balance billing, from an immunization recipient, (iii) coverage is required, without cost-sharing, for the administration of the immunization even if a third party, such as the federal government, pays for the cost of the immunization, and (iv) private health insurance plans must cover COVID-19 immunizations and their administration even when provided by out-of-network providers for the duration of the public health emergency for COVID-19. Even if we receive regulatory approvals for NVX-CoV2373, there is no guarantee payors will provide coverage and reimbursement for our product after the termination of the public health emergency, nor can we guarantee that even if coverage is provided, the reimbursement amount will be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. We cannot predict continued prevalence of COVID-19, whether herd immunity will be achieved (which would affect the need for future administration of COVID-19 vaccines), or whether NVX-CoV2373 will be effective against continuing mutations or variants of the SARS-CoV-2 virus.

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

Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, CSL Ltd., Sanofi Pasteur, SA, Pfizer Inc., Johnson & Johnson, AstraZeneca, and Moderna, among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products.

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

We may be unable to produce a successful COVID-19 vaccine, and establish a competitive market share for our vaccine before the COVID-19 outbreak is contained or significantly diminished. A large number of vaccine manufacturers, academic institutions and other organizations have developed COVID-19 vaccines or are developing COVID-19 vaccine candidates. In particular, Moderna, Pfizer/BioNTech, and Johnson & Johnson have received emergency use authorizations for their COVID-19 vaccines in the U.S. and other countries, and many other companies, including AstraZeneca, Sinovac Biotech, Sinopharm, and Inovio are in various stages of developing and obtaining marketing authorization for COVID-19 vaccine candidates. Despite funding provided to us to date, many of our competitors pursuing vaccine candidates have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. The success of our COVID-19 vaccine will depend, in part, on its relative safety, efficacy (including against emerging variant strains), side effect profile, convenience, and cost. COVID-19 vaccines approved prior to our vaccine satisfy a portion of the demand for initial vaccinations, and we no longer have access to that opportunity. In addition, COVID-19 vaccines approved prior to our vaccine may develop broad market acceptance that we are challenged to overcome. For example, in the U.S. the FDA amended the Pfizer-BioNTech EUA on September 22, 2021, and the Moderna EUA and Johnson & Johnson EUA on October 20, 2021, to authorize the use of a single booster dose for certain populations after completion of primary vaccination with any FDA-authorized or approved COVID-19 vaccine. The FDA then amended both of these Pfizer-BioNTech EUA and the Moderna EUA again on November 19, 2021, to authorize the use of such a single booster dose for all patients 18 years and older. On December 9, 2021, the FDA amended only the Pfizer-BioNTech EUA to authorize the use of the single booster dose for all patients 16 years and older. On January 3, 2022, the FDA further amended the Pfizer-BioNTech EUA again to authorize the use of the single booster dose for all patients 12 years and older and third pediatric doses for 5–11-year-old solid organ transplant patients or patients with a similar level of immunocompromise. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19 (including against emerging variant strains), or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency there may be a diversion of potential governmental and other funding away from us and toward such other parties.

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

Risks Related to Regulatory and Compliance Matters

We may not succeed in obtaining the FDA licensure or foreign regulatory approvals necessary to sell our vaccine candidates.

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation by the U.S. FDA and regulatory authorities in other jurisdictions, including the European Medicines Agency (EMA), the Czech Republic’s State Institute for Drug Control (SUKL) with respect to our manufacturing facility in the Czech Republic and the Swedish Medical Products Agency (Läkemedelsverket, LV) with respect to our adjuvant product being developed in Sweden, as well as other country authorities into which active pharmaceutical ingredients and excipients are imported and/or manufactured by us or our sub-contracted manufacturers. In the U.S. and most foreign countries, we must complete rigorous preclinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. Additionally, we must demonstrate that our manufacturing facilities, processes and controls are adequate with respect to such product to assure safety, purity and potency and comply with applicable good manufacturing practice requirements. None of our vaccine candidates has yet gained regulatory approval in the U.S., although NVX-CoV2373 has received provisional registration, conditional marketing authorization or emergency use authorization in certain other jurisdictions. We also have vaccine candidates in clinical trials and preclinical laboratory or animal studies.

Our products might fail to meet their primary endpoints in clinical trials, meaning that we will not have the clinical data required to support regulatory obligations.

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

Clinical trials that we undertake in other countries will be subject to similar or equivalent processes and requirements, In Europe, as well as an authorization for the trial itself, it is necessary to obtain the consent of a local ethics committee for each trial site and to provide for publication specific information about the trial and its outcome. If endpoints are not met, this information will be made publicly available and could be damaging to the reputation of the Company.

These processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety, purity, potency and efficacy of our vaccine candidates to the satisfaction of regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of our control. Safety concerns may emerge that could lengthen the ongoing clinical trials or require additional clinical trials to be conducted. Promising results in early clinical trials may not be replicated in subsequent clinical trials. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical trials. Moreover, if a regulatory authority grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved products may not be approved, which could limit our revenue. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our vaccine candidates, the FDA and foreign regulatory authorities ultimately may not grant approval for commercial sale in their applicable jurisdiction, or may impose regulatory requirements that make further pursuit of approval uneconomical in one or more jurisdictions. If our vaccine candidates are not approved, our ability to generate revenue will be limited, and our business will be adversely affected.

We may fail to obtain regulatory approval for our products on a timely basis or comply with our continuing regulatory obligations after approval is obtained.

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, loss of any potential marketing advantage of being early to market and increased clinical trial costs. For example, certain of our APAs and supply agreements may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. The speed with which we begin and complete the preclinical studies necessary to begin clinical trials, the clinical trials themselves and our applications for marketing approval will depend on several factors, including the following:

•our ability to scale-up manufacturing capability that reproducibly generates consistent yields of product with required purity, potency and quality; that such scale-up occurs on a timely basis; and that we have access to sufficient quantities of materials for use in necessary preclinical studies and clinical trials;

•regulatory authority review and approval of proposed clinical trial protocols;

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

We intend to have our vaccine candidates marketed outside the U.S. In furtherance of this objective, we have entered into supply agreements with various foreign governments and international distribution agreements with commercial entities. In order to market our products in the European Union, United Kingdom, India, Asia and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Additionally, regulatory authorities outside the United States might not accept data from trials conducted in other countries. Although NVX-CoV2373 has received provisional registration, conditional marketing authorization or emergency use authorization in a number of jurisdictions, we may not obtain regulatory approvals in other relevant jurisdictions on a timely basis, if at all. Approval by one regulatory agency does not ensure approval by regulatory agencies in other jurisdictions. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

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

The speed at which multiple stakeholders are moving to create, test and approve vaccines for COVID-19 is highly unusual and may increase the risks associated with traditional vaccine development, which typically takes between eight and ten years. Given this accelerated timeline, we and regulators, such as the FDA, the EMA, and the MHRA may make decisions more rapidly than is typical. Evolving or changing plans or priorities at the FDA or other regulatory bodies to whom we wish to apply for authorization, including based on new knowledge of COVID-19 and how the disease affects the human body, and new variants of the virus, may significantly affect the regulatory pathway for NVX-CoV2373. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s or other regulatory authorities’ analysis of clinical data may differ from our interpretation, or regulators’ requirements and expectations for vaccine authorization or approval may change over time, with the result that the FDA or other regulators may require that we conduct additional clinical trials or non-clinical studies. The evolving regulatory pathway may impede the development, commercialization and/or licensure of NVX-CoV2373.

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

We have conducted, continue to conduct and plan to conduct in the future, a number of clinical trials for NVX-CoV2373 at sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We are currently conducting several clinical trials of NVX-CoV2373 at sites outside the U.S., including a Phase 3 trial partially in Mexico, a Phase 3 trial in the U.K., a Phase 2b trial in South Africa, a Phase 1/2 trial partially in Australia, a Phase 2/3 trial in India, and a Phase 1/2 trial in Japan. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Other regulatory authorities impose equivalent requirements for their countries. In addition, while these clinical trials are subject to the applicable local laws, where the data is to be used to support our U.S. NDA, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the U.S., it could result in delay pending completion of our trials conducted in the U.S. or result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of NVX-CoV2373.

The later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of a vaccine that had previously received regulatory approval in certain jurisdictions from the market.

Even after a product gains regulatory approval, the product and the manufacturer of the product will be subject to continuing regulatory review, including adverse event reporting requirements and prohibitions against promoting products for unapproved uses. Failure to comply with any post-approval requirements can, among other things, result in warning letters, product seizures, recalls, substantial fines, injunctions, suspensions or revocations of marketing authorizations or licenses, operating restrictions and criminal prosecutions. Any such enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenue and thus adversely affect our ability to continue our business.

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

Inadequate funding for the FDA, the SEC and other regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, or otherwise perform their normal functions on which the operation of our business may rely, which could negatively impact our ability to develop or commercialize new products or services, access capital markets, or otherwise operate our business.

The ability of the FDA and other regulatory authorities to review and approve new product applications is affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. For example, average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop or slow the pace of critical activities. Equally, the move of the EMA to the Netherlands from London caused a significant loss of experienced staff and the UK’s MHRA’s loss of funding from the E.U. has caused a loss of funding and consequently of staff. If a prolonged government shutdown or slowdown of the relevant regulatory authority occurs, it could significantly impact the ability of that Authority to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Fast Track Designation by the FDA, the issue of conditional marketing authorizations by the EMA or MHRA, or other regulatory acceleration options may not actually lead to a faster development or regulatory review or approval process and does not assure approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA Fast Track Designation or similar fast track processes with other regulatory agencies, such as conditional marketing authorizations from the EMA or MHRA. However, Fast Track Designation or conditional authorizations do not ensure that the drug sponsor will receive marketing approval or that approval will be granted within any particular timeframe. The FDA granted Fast Track Designation for NVX-CoV2373 in November 2020 and for NanoFlu, our recombinant quadrivalent seasonal influenza vaccine candidate, in January 2020. We may also seek Fast Track Designation for more of our other vaccine candidates. If we do seek Fast Track Designation for our other vaccine candidates, we may not receive it, and even if we receive Fast Track

Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

•federal false claims laws, including the False Claims Act (“FCA”), which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

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

•the federal Physician Payment Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the DHHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; similar reporting requirements have also been enacted on the state level in the United States, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring disclosure of interactions with health care professionals;

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

We are also subject to anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act, and other similar worldwide anti-bribery laws, as well as various trade laws and regulations (including economic sanctions, export laws, and customs laws), and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

The FCPA and similar worldwide anti-bribery and anti-corruption laws prohibit companies and their intermediaries from corruptly providing any payments or other benefits to foreign government officials for the purpose of obtaining or retaining business. The U.S. Departments of Justice, Securities & Exchange Commission, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of the FCPA, economic sanctions laws, export control laws, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the U.K. Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery.

Similarly, U.S. and similar worldwide trade laws, including economic sanctions, export laws, and customs laws, regulate our ability to conduct business with certain jurisdictions and counterparties, and regulate the ways in which we may export and import products around the world. In connection with these laws, various government agencies may require us to obtain export licenses, may seek to impose modifications to business practices, including cessation of business activities in or with countries, entities, and individuals targeted with sanctions. The breadth and dynamic nature of these laws and regulations may increase compliance costs, and may subject us to fines, penalties and other sanctions.

Novavax has received a number of regulatory approvals in ex-U.S. jurisdictions and has commenced commercial operations in these international locations. Further, a portion of our business with respect to our manufacturing is conducted outside of the United States. We expect our international activities to increase in the future. Though we maintain policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and trade laws and regulations, our employees or agents may nevertheless engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption or trade laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could be subject to criminal and civil enforcement action, suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our reputation, our revenue or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption or trade laws and regulations.

Risks Related to our Intellectual Property

Our success depends on our ability to maintain the proprietary nature of our technology.

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 550 U.S. and foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office (“USPTO”) or enforced by the federal courts. Therefore, we do not know whether any particular patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

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

Failure to obtain trademark registrations for proposed product names/brands, in the U.S. or abroad, may adversely impact our business.

Trademark registration to protect the trademarks for our proposed products will require approval from the USPTO in the United States and in trademark offices throughout the world in our key markets. The USPTO or a trademark office in a key international jurisdiction may refuse registration of any of our trademarks on a variety of potential grounds. If registration is not granted to one of our trademarks in the United States or in another key international jurisdiction, we may be required to adopt an alternative name for that proposed product. If we adopt an alternative name, we would lose the benefit of any existing trademark applications for such developmental candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and other regulatory authorities.

Third parties may claim we infringe their intellectual property rights.

Our research, development and commercialization activities, including any vaccine candidates resulting from these activities, may be found to infringe patents or trademarks owned by third-parties and to which we do not hold licenses or other rights. There may be rights we are not aware of, including applications that have been filed, but not published that, when issued, could be asserted against us. These third-parties could bring claims against us, and that may cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent or trademark infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or biologic drug candidate that is the subject of the suit.

As a result of patent or trademark infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non- exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent or trademark infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also impact our collaborators, which would also impact the success of the collaboration and therefore us.

There has been substantial litigation and other proceedings regarding patent, trademark, and other intellectual property rights in the pharmaceutical and biotechnology industries.

We may become involved in litigation to defend or enforce our intellectual property or the intellectual property of our collaborators or licensors, which could be expensive and time-consuming.

Competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file patent infringement suits to prevent unauthorized uses. This can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at the risk of not issuing. Competitors may infringe our trademarks or the trademarks of collaborators or licensors. As a result, we may be required to file suit to counter infringement for unauthorized use of an identical or confusingly similar trademark. This can be expensive and time-consuming.

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

The scope, validity, and ownership of our trademark rights/registrations may be challenged in various venues in the U.S. and abroad and, if we do not prevail, our ability to exclude competitors from using and registering confusingly similar trademarks may be harmed, potentially reducing our ability to succeed commercially.

We may be subject to a variety of challenges from third parties that relate to the validity of our trademark registrations in the U.S. and internationally. Such challenges can be mounted in trademark cancellation and opposition proceedings before the USPTO, or similar adversarial proceedings in other jurisdictions. If we are unsuccessful in any such challenge, our trademark registrations could be narrowed or could be refused or canceled. Any such outcome could impair our ability to exclude competitors from using a confusingly similar mark, potentially impacting our commercial success.

Our trademark registrations may be subject to various challenges related to likelihood of confusion, use of a trademark in commerce, or other grounds in the U.S. and internationally. Third parties may assert that our trademarks infringe on their prior rights or that we are not using a trademark in a particular jurisdiction in connection with the goods/services identified in the trademark registration. While we perform trademark clearance searches and analysis to determine that we are not infringing upon the trademark rights of others, we cannot be certain that a court of competent jurisdiction would arrive at the same conclusions we do. If we are unsuccessful in defending against such challenges, a court may cancel our trademark registration and/or issue an injunction requiring that we cease use of the trademark. We may also not be able to rely on common law rights that we may have in any trademark. Any of these outcomes may potentially impact our commercial success.

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

Security breaches and other disruptions to our information technology systems or those of the vendors on whom we rely could compromise our information and expose us to liability, reputational damage, or other costs.

In the ordinary course of our business, we and many of our current and future strategic partners, vendors, contractors, and consultants collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical participants, suppliers and business partners and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information represents an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including nation-states, organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Our ongoing operating activities also depend on functioning information technology systems. Cyber attacks are of ever-increasing levels of sophistication, and, despite our security measures, our information technology systems and infrastructure and those of our vendors and partners are not immune to such attacks or breaches. In 2020, several domestic and foreign security agencies announced that government actors or government-affiliated actors were specifically targeting organizations engaging in COVID-19 vaccine development and research. Our profile as an OWS recipient and our development of NVX-CoV2373 may result in greater risk of cyber attack. Any such attack could result in a material compromise of our networks, and the information stored there could be accessed, publicly disclosed, lost, rendered, permanently or temporarily, inaccessible. Furthermore, we may not promptly discover a system intrusion. Like other companies in our industry, we have and third parties with connections to our systems or with data relevant to our business have experienced attacks to our data and systems, including malware and computer viruses. Additionally, we partner with sites that store our clinical trial data. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information, whether stored by us or our partners, or other cyberattack causing disruption to our business, including ransomware, could result in reputational, business, and competitive harms, significant costs related to remediation and strengthening our cyber defenses, legal claims or proceedings, government investigations, liability including under laws that protect the privacy of personal information, and increased insurance premium, all of which could adversely affect our business. We also may need to pay a ransom if a “ransomware” infection prevents access or use of our systems and we may face reputational and other harms in addition to the cost of the ransom if an attacker steals certain critical data in the course of such an attack.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, which would cause our business and reputation to suffer.

Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increases the costs incurred by us in complying with such laws, which may be substantial. For example, the European Union’s General Data Protection Regulation 2016/679 (“GDPR”), which became effective in May 2018, imposes a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, requirements that companies allow individuals to obtain copies or demand deletion of personal data held by those companies, limitations on retention of information, and public disclosure of significant data breaches, among other things. The GDPR provides for substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. From January 1, 2021 the GDPR has been retained in U.K., as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), alongside the U.K.’s Data Protection Act 2018. Our efforts to comply with GDPR, the UK GDPR and other privacy and data protection laws impose significant costs and challenges that are likely to increase over time, and we are exposed to substantial penalties or litigation related to violations of existing or future data privacy laws and regulations.

Furthermore, the GDPR and UK GDPR impose strict restrictions surrounding the transfer of personal data to countries outside the EEA and the U.K., including to the United States. In 2016, the EU and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the EU-US Privacy Shield. On July 16, 2020, however, the Court of Justice of the European Union issued a decision that declared the Privacy Shield framework invalid and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), an alternative to the Privacy Shield, can lawfully be used for cross-border data transfers. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside of the EEA. Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. As we incorporate the new SCCs into our contractual arrangements, we may be required to expend significant resources to update our contractual arrangements and to comply with the new obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe to the United States. An inability to import personal information from Europe to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trials in Europe; limiting our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to the GDPR; or requiring us to increase our data processing capabilities in Europe at significant expense.

Privacy laws and regulations are also expanding in the United States. The California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, substantially expands privacy obligations of many businesses, requiring new disclosures to California consumers, imposing new rules for collecting or using information about minors and affording consumers new abilities, such as the right to know whether their data is sold or disclosed and to whom, the right to request that a company delete their personal information, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Like the GDPR, the CCPA establishes potentially significant penalties for violation. The CCPA also provides a private right of action along with statutory damages for certain data breaches, which is expected to increase risks related to data breach litigation. The California Privacy Rights Act (“CPRA”), which will become operational in 2023, expands on the CCPA, creating new consumer rights and protections, including the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information, including geolocation data to third parties. Similar restrictions are also included in the Virginia Consumer Data Protection Act (“VCDPA”) and the Colorado Privacy Act (“CPA”), the first comprehensive state privacy statutes to follow the CCPA. We will need to evaluate and potentially update our privacy program to seek to comply with the CPRA, VCDPA, CPA and other US privacy laws, and we expect to incur additional expense in our effort to comply.

There is also a likelihood that other states will follow California, Colorado and Virginia in enacting more comprehensive privacy laws. Such legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, and may require additional investment of resources in compliance programs, impact strategies, reduce the availability of previously useful data and result in increased compliance costs and/or changes in business practices and policies.

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

•political instability and actual or anticipated military or potential conflicts (including, without limitation, the ongoing conflict between Russia and Ukraine, and a wider European or global conflict);

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

Our stock price has been highly volatile. From January 1, 2021 through December 31, 2021, the closing sale price of our common stock has been as low as $112.98 per share and as high as $319.93 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than expected.

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

The United Kingdom’s exit from the European Union as of January 31, 2020, with a transitional period up to December 31, 2020, commonly referred to as “Brexit”, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and vaccine candidates in the United Kingdom and the European Union, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. As one of the Brexit consequences, the EMA has relocated from the United Kingdom to the Netherlands. This has led to a significant reduction of the EMA workforce, which has resulted and could further result in significant disruption and delays in its administrative procedures, such as granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. As the European Union granted conditional marketing authorization for NVX-CoV2373 after January 1, 2021, it is not grandfathered in the UK. We therefore must seek to obtain a separate marketing authorization for the UK, increasing our regulatory burden.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES

As of December 31, 2021, we leased approximately 40,000 square feet of office space in Gaithersburg, Maryland that serves as our corporate headquarters, and approximately 170,000 square feet of office space in Gaithersburg, Maryland (“700QO”) which the Company intends to use for manufacturing, research and development, and offices. The term of the 700QO lease agreement is approximately 15 years, and the Company has the option to extend the Lease Agreement for two successive five-year terms.

In addition, we lease offices in the United States and foreign locations for our services and support, commercial, research and development, manufacturing, and administrative personnel. As of December 31, 2021, we leased approximately 184,000 square feet of office and other space in the United States, in addition to our corporate headquarters, and approximately 176,000 square feet of office space in various foreign locations. Although we believe that our facilities are suitable and adequate for our present needs, the Company’s management continues to review and assess real property requirements that may be necessary to address our current business plan.

Item 3. LEGAL PROCEEDINGS

On February 26, 2021, a Novavax stockholder named Thomas Golubinski filed a derivative complaint against members of the Novavax board of directors and members of senior management in the Delaware Court of Chancery, captioned Thomas Golubinski v. Richard H. Douglas, et al., No. 2021-0172-JRS. Novavax is deemed a nominal defendant. Golubinski challenged equity awards made in April 2020 and in June 2020 on the ground that they were “spring-loaded,” that is, made at a time when such board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserted claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff sought an award of damages to the Company, an order rescinding both awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. On May 10, 2021, the defendants moved to dismiss the complaint in its entirety. On June 17, 2021, the Company’s stockholders voted FOR ratification of the April 2020 awards and ratification of the June 2020 awards. Details of the ratification proposals are set forth in the Company’s Definitive Proxy Statement filed with the SEC on May 3, 2021. The results of the vote were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021. Thereafter, the plaintiff stipulated that, as a result of the outcome of the June 17, 2021 vote, the plaintiff no longer intends to pursue the lawsuit or any claim arising from the April 2020 and June 2020 awards. On August 23, 2021, the plaintiff filed a motion seeking an award of attorneys’ fees and expenses, to which the defendants filed an opposition. The action is currently stayed, and upon final resolution of the plaintiff’s motion for an award of fees and expenses, the action will be automatically dismissed.

On November 12, 2021, Sothinathan Sinnathurai filed a purported class action in the U.S. District Court for the District of Maryland against Novavax and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). The complaint in the Sinnathurai Action alleges that the defendants made certain purportedly false and misleading statements concerning NVX-CoV2373, including with respect to the Company’s manufacturing capabilities and NVX-CoV2373’s regulatory and commercial prospects. The purported class is defined as those who purchased or otherwise acquired Novavax securities between March 2, 2021 and October 19, 2021. The complaint demands an award of damages on behalf of the purported class and attorneys’ fees incurred in connection with the litigation. On January 26, 2022, the court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The court has ordered the co-lead plaintiffs to file an amended complaint by March 11, 2022. The Company’s response to the amended complaint is due April 25, 2022.

After the Sinnathurai Action was filed, three derivative lawsuits were filed and are currently pending in the U.S. District Court for the District of Maryland: Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), and William Kirst, et al. v. Stanley C. Erck, et al., No. 8:22-cv-00024-TDC (the “Kirst Action”). The derivative lawsuits name members of the board of directors and certain members of senior management as defendants. Novavax is deemed a nominal defendant. The derivative plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees. Novavax removed the Kirst Action from the Circuit Court for Montgomery County, Maryland. On February 7, 2022, the plaintiffs in the Kirst Action filed a motion to remand the action to state court and, in response, the Company has filed an opposition. The Court also entered an order tolling the defendants’ time to respond to the complaints in the Meyer and Yung Actions pending submission of a joint proposed briefing schedule on any anticipated motion practice in those cases by March 25, 2022. On February 4, 2022, the Court entered an order consolidating the Meyer and Yung Actions.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock trades on the Nasdaq Global Select Market under the symbol “NVAX.” Our common stock was held by approximately 133 stockholders of record as of February 21, 2022, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We do not anticipate declaring or paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under our Equity Compensation Plans
Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this Annual Report on Form 10-K.
Performance Graph
The graph below matches Novavax, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.
COMPARISON OF 5 YEAR CUMULATIVE RETURN*
Among Novavax Inc., the NASDAQ Composite index
and the Russell2000 Growth Biotechnology Index
*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Value of $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21
Novavax, Inc.	$100	$98.41	$146.03	$15.79	$442.5	$567.74
NASDAQ Composite	$100	$129.64	$125.96	$172.17	$249.51	$304.85
Russell 2000 Growth Biotechnology	$100	$159.84	$131.82	$192.39	$299.05	$208.12
This graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Item 6.    RESERVED
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in the discussion below and elsewhere in this Annual Report on Form 10-K about expectations, beliefs, plans, objectives, assumptions or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries Novavax AB and Novavax CZ, the “Company,” “we” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels and capital raising activities; our operating plans and prospects; potential market sizes and demand for our product candidates; the efficacy, safety, and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for NVX-CoV2373 by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of NVX-CoV2373 and NanoFlu Program; the expected timing, content, and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), the U.S. Department of Defense (“DoD”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments from the Bill & Melinda Gates Foundation (“BMGF”); funding under our advance purchase agreements and supply agreements; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification and assay validation, necessary to satisfy applicable regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”), World Health Organization (“WHO”), United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), the Republic of Korea’s Ministry of Food and Drug Safety (“MFDS”), or Japan’s Ministry of Health, Labour and Welfare (“MHLW”); unanticipated challenges or delays in conducting clinical trials; difficulty obtaining scarce raw materials and supplies; resource constraints, including human capital and manufacturing capacity, constraints on the ability of Novavax to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities; and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, which may be detailed and modified or updated in other documents filed with the United States Securities and Exchange Commission (“SEC”) from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.

We cannot guarantee future results, events, level of activity, performance, or achievement. Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate or materially different from actual results. Further, any forward-looking statement speaks only as of the date when it is made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Overview

We are a biotechnology company that promotes improved health globally through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. The Company's proprietary recombinant technology platform harnesses the power and speed of genetic engineering to efficiently produce highly immunogenic nanoparticles designed to address urgent global health needs.

Our vaccine candidates in our near-term pipeline, including both NVX-CoV2373 and the NanoFlu Program, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis. At the forefront of our pipeline is our COVID-19 vaccine candidate, NVX-CoV2373. NVX-CoV2373 has received provisional approval, conditional marketing authorization (“CMA”) and emergency use authorization (“EUA") from multiple regulatory authorities globally. In January 2022, we also submitted a request to the FDA for emergency use authorization of NVX-CoV2373. We also advanced our NanoFlu Program vaccine program through a Phase 3 clinical trial, which demonstrated positive top-line results and achieved statistical significance in key secondary endpoints. Additionally, we are currently evaluating a COVID-influenza combination vaccine in a Phase 1/2 clinical trial, which combines the company's NVX-CoV2373 and our NanoFlu Program vaccine candidates. We believe that our protein-subunit-based candidates elicit differentiated immune responses that may be more efficacious than naturally occurring immunity or other vaccine approaches. These vaccine candidates incorporate Novavax' proprietary saponin-based Matrix-M™ adjuvant to enhance the immune response and stimulate high levels of neutralizing antibodies.

We remain focused on the manufacturing and distribution to bring our NVX-CoV2373 vaccine candidate to market following global regulatory authorizations. Through ongoing booster studies in our clinical trials, as well as the development of COVID-19 variant strain vaccine candidates, we continue to collect data to characterize and optimize vaccine performance. We expect to leverage these clinical insights to advance the use of our COVID-19 vaccine for both primary vaccination around the globe, to use within a booster setting, and for the pediatric population amidst the ongoing and evolving COVID-19 pandemic.

Although NVX-CoV2373 and the NanoFlu Program are our near-term priorities, we remain optimistic that the additional programs in our pipeline, including our vaccine candidates in our RSV Program, and our partner-led malaria candidates, present strong opportunities for future development.

Business Highlights

Fourth Quarter 2021 and Recent Highlights

Achieved Multiple Regulatory Authorizations Globally for COVID-19 Vaccine

•Nuvaxovid™ was granted authorization (emergency, provisional, interim conditional or emergency use listing) in Great Britain, the European Union, the WHO, Canada, Australia, United Arab Emirates, Singapore, and New Zealand; received Biologics License Application approval in South Korea with our partner, SK bioscience

•Covovax™ was granted emergency use authorization in India, Indonesia, Philippines, Bangladesh, and emergency use listing from the WHO with our partner, SIIPL

Completed Multiple Regulatory Submissions Globally for COVID-19 Vaccine

•Completed regulatory submissions for authorization for NVX-CoV2373 in the U.S. and Switzerland

•SIIPL completed submission to South Africa, for NVX-CoV2373 to be marketed as CovovaxTM

•Takeda, our partner, completed submission to Japan for a New Drug Application

COVID-19 Vaccine Advanced Purchase Agreement
•Executed APA with Israel’s Ministry of Health to supply a minimum of 5 million vaccine doses
◦Option to purchase an additional 5 million doses
COVID-19 Vaccine Manufacturing, Supply and Distribution
•Built manufacturing and robust supply network to support over 2 billion annual doses of capacity and initiated distribution of NVX-CoV2373 to begin fulfillment of our commitments
◦Expanded partnership with SIIPL through new supply agreement
◦Reserved significant additional manufacturing capacity with SK bioscience to produce antigen, and SK bioscience acquired non-exclusive rights to sell to governments in Thailand and Vietnam
◦Entered into a contract manufacturing agreement with Mabion for the large-scale manufacturing of NVX-CoV2373 through 2026
COVID-19 Vaccine Clinical Development
•Announced data from extended analysis of our UK Phase 3 study demonstrating ongoing durability of protection against infection and disease
◦82.5% vaccine efficacy in protection against all COVID-19 infection, both symptomatic and asymptomatic, as measured by PCR+ or anti-N seroconversion
◦82.7% overall vaccine efficacy against disease over a 6-month data collection period (median of 101 days of surveillance)
◦100% vaccine efficacy against severe disease
•Announced data from PREVENT-19 Phase 3 pediatric expansion in adolescents aged 12 through 17, achieving primary effectiveness endpoint and comparability to adult population
◦Adolescent neutralization responses ~1.5-fold higher than adults
◦82% clinical efficacy against Delta variant
◦IgG and functional immune responses against variants were higher than in adults
◦Generally well-tolerated with no safety signals
◦Expect to supplement global regulatory filings in the first quarter of 2022
◦Expect to initiate a pediatric study in younger children in the second quarter of 2022
•Initiated PREVENT-19 Phase 3 booster study to evaluate safety and efficacy of a third dose of NVX-CoV2373
•Heterologous boosting data announced in COV-Boost Phase 2 Study, with NVX-CoV2373 demonstrating its ability to serve as a well-tolerated third dose to boost immune levels

•Announced immunologic cross-reactivity data from vaccine booster and adolescent studies to highlight potential utility of NVX-CoV2373 against Omicron variant (B.1.1.529)

◦Demonstrated broad IgG antibody cross-reactivity against Omicron and other circulating variants with primary 2-dose regimen
◦Third dose at 6-months produced increased immune response showing 9.3-fold IgG rise and 19.9-fold functional ACE2 inhibition increase
◦Ongoing PREVENT-19 Phase 3 pediatric expansion showed robust immune response 2-to-4-fold higher than adults against evaluated variants, including Omicron following primary 2-dose regimen

•Developed Omicron-specific vaccine with GMP manufacturing and lab-based assessments underway
◦Expect delivery toward the end of the first quarter of 2022

COVID-Influenza Combination Vaccine Clinical Development
•Ongoing Phase 1/2 trial for COVID-influenza combination vaccine
◦Data is expected in April 2022
◦Expect to initiate Phase 2 clinical trial for COVID-influenza combination vaccine and NanoFlu standalone in the second half of 2022

Publication Highlights

•Final analysis from PREVENT-19 Phase 3 trial in U.S. and Mexico published in The New England Journal of Medicine

•Final analysis from UK Phase 3 influenza co-administration sub-study published in The Lancet Respiratory Medicine

•Final analysis of COV-Boost study led by University of Southampton NHS published in The Lancet
Sales of Common Stock
During 2021, we issued and sold 2.6 million of shares of our common stock resulting in net proceeds of approximately $565 million under our various At Market Issuance Sales Agreements. The most recent At Market Issuance Sales Agreement, which we entered into in June 2021 (the “June 2021 Sales Agreement”) and is currently in effect, allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock. In January 2022, we sold 0.4 million shares of our common stock resulting in net proceeds of $34.7 million under the June 2021 Sales Agreement, with a remaining balance of $464.9 million available thereafter.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S.
The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for revenue, lease accounting, pre-launch inventory, and accounting for research and development expenses have a material impact on our consolidated financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.
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
At contract inception, we analyze our revenue arrangements to determine the appropriate accounting under generally accepted accounting principles in the United States (“U.S. GAAP”). Currently, our revenue arrangements represent customer contracts within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or are subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”), which applies to business entities that receive contributions within the scope of ASC 958-605. We recognize revenue from arrangements within the scope of ASC 606 following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer. We recognize contribution revenue within the scope of ASC 958-605 when the funder-imposed conditions have been substantially met. Contributions are recorded as deferred revenue until the period in which research and development activities are performed that satisfy the funder-imposed conditions.
Under our U.S government contracts, we are entitled to receive funding, on a cost-reimbursable or cost-reimbursable-plus-fixed-fee basis, to support certain activities related to the development, manufacture, and delivery of NVX-CoV2373 to the U.S. government. We analyzed these contracts and determined that they are within the scope of ASC 606. Our obligations under each of the contracts are not distinct in the context of the contract as they are highly interdependent or interrelated and, as such, they are accounted for as a single performance obligation. The transaction price under these arrangements is the consideration we expect to receive and consists of the funded contract amount and the unfunded variable amount to the extent that it is probable that a significant reversal of revenue will not occur. We recognize revenue for these contracts over time as we transfer control over the goods and services and satisfy our performance obligation. We measure progress toward satisfaction of our performance obligation using an Estimate-at-Completion (“EAC”) process, which is a cost-based input method that reviews and monitors the progress towards the completion of our performance obligation. Under this process, we consider the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs, and other identified risks. Estimating the total allowable cost at completion of our performance obligation under a contract is subjective and requires us to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the timing of revenue and fee recognition on our contracts. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs. Progress billings under the contracts are initially based on provisional indirect billing rates, agreed upon between us and the U.S. government. These indirect rates are subject to review on an annual basis. The impact of changes in the indirect billing rates are recorded in the period when such changes are identified and reflect the difference between actual indirect costs incurred compared to the estimated amounts used to determine the provisional indirect billing rates agreed upon with the U.S. government. We recognize revenue on our U.S government contracts based on reimbursable allowable contract costs incurred in the period up to the transaction price. For our cost-reimbursable-plus-fixed-fee contracts, we recognize the fixed fee based on the proportion of reimbursable contract costs incurred to total estimated allowable contract costs expected to be incurred on completion of the underlying performance obligation as determined under the EAC process. Changes in estimates related to the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. We include the transaction price comprising both funded and unfunded portions of customer contracts, in this estimate. We have not experienced any material difference as a result of change in estimate arising from the EAC process.
Our other funding arrangements primarily include the CEPI Grant Funding and CEPI Forgivable Loan Funding (each as defined in “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements). The CEPI Forgivable Loan Funding is designated for the prepayment of certain manufacturing activities. We analyzed these other funding arrangements and determined that they are not within the scope of ASC 606 as they do not provide a direct economic benefit to the grantor. Payments received under the grant funding arrangements are considered conditional contributions under the scope of ASC 958-605 and are recorded as deferred revenue until the period in which such research and development activities are actually performed that satisfy the funder-imposed conditions. Payments received under the CEPI Forgivable Loan Funding are only repayable if the proceeds of sales to one or more third parties of NVX-CoV2373 cover our costs of manufacturing such vaccine candidate, not including manufacturing costs funded by CEPI. As the financial risk remains with CEPI, we have determined that the use of the CEPI Forgivable Loan Funding is outside the scope of ASC Topic 470, Debt. The research and development risk is considered substantive, such that it was not probable that the development would be successful at the inception of the contract. Therefore, we have concluded that ASC Topic 730, Research and Development is considered applicable and most appropriate. Given the financial risk associated with the research and development activities lies with CEPI because repayment of any funds provided by CEPI depends solely on the results of the research and development activities having future economic benefit, we account for our obligation under the CEPI Forgivable

Loan Funding as a contract to perform research and development for others. We have determined that payments received under these agreements should be recorded as revenue under ASC 958-605 rather than a reduction to research and development expenses. This is consistent with our policy of presenting such amounts as revenue. In reaching this determination, we considered a number of factors, including whether we are principal under the arrangement, and whether the arrangement is significant to, and part of, our core operations. We will record revenue as we perform the contractual research and development services.
We have manufacturing and supply arrangements that include a license to use our intellectual property. The licensing arrangements include sales-based royalties, certain development and commercial milestone payments, and the sale of proprietary Matrix-MTM adjuvant. The license is deemed to be the predominant item to which the milestone payments and sales-based royalties relate. Because development milestone payments are contingent on the achievement of milestones that are not within our control or the control of the licensee, such as regulatory approvals, the payments are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. We recognize revenue when the development milestone is achieved. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, we recognize revenue on the satisfaction (or partial satisfaction) of the performance obligation to which some or all of the payment has been allocated, which is normally when the related sales occur.

We generally allocate the transaction price to each performance obligation based on a relative standalone selling price basis. We develop assumptions that require judgment to determine the standalone selling price for each performance obligation in consideration of applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer.

Lease Accounting

We enter into manufacturing supply agreements with CMOs and CDMOs to manufacture our vaccine candidates. Certain of these manufacturing supply agreements include the use of identified manufacturing facilities and equipment that are controlled by us and for which we obtain substantially all the output and may qualify as an embedded lease. We treat manufacturing supply agreements that contain a lease as lease arrangements in their entirety. The evaluation of leases that are embedded in our CMO and CDMO agreements is complex and requires judgment in determining whether the contract, either explicitly or implicitly, is for the use of an identified asset, which generally is the use of a portion of the manufacturing facility, whether we have the right to direct the use of, and obtain substantially all of the benefit from, the identified asset, the term of the lease and the fixed lease payments under the contract. Depending on the contract, the lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee and is the date on which the Company is required to accrue lease expenses, may be different than the inception date of the contract. We determine the non-cancellable lease term of our embedded leases based on the impact of certain expected milestones on our option to terminate the lease where we are reasonably certain to not exercise that option. We evaluate changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. For lease modifications, we remeasure and reallocate the remaining consideration in the contract and reassess the lease classification at the effective date of the modification. We classify leases as either operating or finance leases based on the economic substance of the agreement. We also enter into non-cancelable lease agreements for facilities and certain equipment.

For leases that have a lease term of more than 12 months at the lease commencement date, we recognize lease liabilities, which represent our obligation to make lease payments arising from the lease, and corresponding right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, based on the present value of the fixed future payments over the lease term. We calculate the present value of future payments using the discount rate implicit in the lease, if available, or our incremental borrowing rate. For all leases that have a lease term of 12 months or less at the commencement date (referred to as “short-term” leases), we have elected to apply the practical expedient in ASC Topic 842, Leases (“ASC 842”) to not recognize a lease liability or ROU asset but instead, recognize lease payments as an expense on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate, as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with contractual agreements. In determining the lease period, we evaluate facts and circumstances that could affect the period over which we are reasonably certain to use the underlying asset while taking into consideration the non-cancelable period over which we have the right to use the underlying asset and any option period to extend or terminate the lease if we are reasonably certain to exercise the option. We re-evaluate short-term leases that are modified and if they no longer meet the requirements to be treated as a short-term lease, we recognize and measure the lease liability and ROU asset as if the date of the modification is the lease commencement date (see Note 7 to the accompanying consolidated financial statements). For short-term leases that are modified and continue to meet the requirements to be treated as a short-term lease, we remeasure the fixed lease payments under the modified lease, and recognize lease payments as an expense on a straight-line basis over the modified lease term.

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
Pre-Launch Inventory
Prior to an initial regulatory authorization for our product candidates, we expense costs relating to raw materials and inventory production as research and development expenses in our consolidated statements of operations in the period incurred. We capitalize the costs of production as inventory when we believe regulatory authorization and subsequent commercialization is considered probable and we expect to realize future economic benefit from the sales of the product candidate.
Upon the authorization of distribution and use of NVX-CoV2373 following regulatory authorization by EMA and the WHO in December 2021, we began to capitalize inventory costs associated with the related supply of NVX-CoV2373, as it was determined that inventory costs subsequently incurred had a probable future economic benefit.
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
We base our expenses on our estimates of the services provided and efforts expended pursuant to contracts, statements of work and related change orders with the service provider, as well as discussion with internal personnel and external service providers as to the progress of the services and the agreed-upon fee to be paid for such services. The financial terms of these agreements are based on negotiated terms, vary from contract to contract and may result in an uneven level of activity over time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Additionally, invoicing from third-party service providers may not coincide with actual work performed and can result in a prepaid or an accrual position at the end of the period. The estimation process requires us to make significant judgments and estimates in determining the services incurred as of the balance sheet date, which may result in either a prepaid or an accrual balance. As actual costs become known, we adjust our estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from the related estimates and could result in us reporting amounts that are too high or too low in a particular period. Our prepaid and accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs, CDMOs, and third-party service providers. Due to the nature of the estimation process, there may be a difference between estimated costs and actual costs incurred. Historically, we have not experienced any material differences in prior periods.
Recent Accounting Pronouncements
See “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).
Results of Operations for Fiscal Years 2021 and 2020
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Annual Report on Form 10-K. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is described under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

For our discussion of the year ended December 31, 2020, compared to the year ended December 31, 2019, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in Annual Report on Form 10-K for the year ended December 31, 2020.
Revenue

	2021	2020	Change
Revenue (in thousands):
Grants	$948,709	$453,210	$495,499
Royalties and other	197,581	22,388	175,193
Total revenue	$1,146,290	$475,598	$670,692
Grants
The Company recognized grant revenue as follows:

	2021	2020	Change
Grant Revenue (in thousands)
U.S. Government Partnership (a)	$788,953	$204,727	$584,226
U.S. DoD	21,683	12,519	9,164
CEPI	135,445	223,158	(87,713)
BMGF	2,628	12,806	(10,178)
Total grant revenue	$948,709	$453,210	$495,499
(a) U.S. government partnership formerly known as Operation Warp Speed
Grant revenue for 2021 was $948.7 million as compared to $453.2 million for 2020, an increase of $495.5 million. Grant revenue for 2021 and 2020 primarily comprised revenue for services performed under the OWS Agreement and CEPI Funding Agreement. The increase in revenue was primarily due to increased development activities related to NVX-CoV2373 under the OWS Agreement.
Royalties and Other
Royalties and other revenue for 2021 was $197.6 million as compared to $22.4 million for 2020, an increase of $175.2 million. Royalties and other revenue primarily comprised royalties under our licensing arrangements, and the increase in revenue was due to increased sales-based royalties by our license partners to South Korea and Indonesia.
We expect revenue in 2022 to significantly increase as compared to 2021 due to our NVX-CoV2373 program, which we anticipate will continue to be funded by OWS and/or other revenue sources. Further, we anticipate bringing our NVX-CoV2373 vaccine candidate to market following receipt of global regulatory authorizations, and potential approvals that should significantly increase revenue (also see below under Liquidity and Capital Resources in this Management's Discussion and Analysis). In anticipation, we have entered into various APAs, as well as multiple collaboration and license agreements with strategic partners, to supply NVX-CoV2373 in their specified territories under which we are entitled to receive royalty revenue from the sale of NVX-CoV2373 by such partners.
Expenses:

	2021	2020	Change
Expenses (in thousands):
Research and development	$2,534,508	$747,027	$1,787,481
General and administrative	298,358	145,290	153,068
Total expenses	$2,832,866	$892,317	$1,940,549
Research and Development Expenses

Research and development expenses increased to approximately $2.5 billion for 2021 as compared to $747.0 million for 2020, an increase of $1.8 billion, due to increased development activities relating to NVX-CoV2373, as summarized in the table below.

	2021	2020
Research and Development Expenses (in thousands)
NVX-CoV2373	$2,245,935	$609,401
NanoFlu	7,761	14,802
Other vaccine development programs	818	2,651
Total direct external research and development expense	2,254,514	626,854
Employee expenses	130,576	45,882
Stock-based compensation expense	86,928	55,955
Facility expenses	26,100	7,232
Other expenses	36,390	11,104
Total research and development expenses	$2,534,508	$747,027

Research and development expenses for NVX-CoV2373 for 2021 and 2020 included approximately $239 million and $217 million, respectively, related to the acceleration of manufacturing costs for leases that we determined were embedded in multiple manufacturing supply agreements with CMOs and CDMOs.
During 2021 and 2020, our research and development activities were primarily focused on the development of NVX-CoV2373 and included direct external research and development expenses related to NVX-CoV2373 of $2.2 billion and $609.4 million, respectively, primarily comprised of costs related to the following:
•expenses incurred under agreements with CROs that conduct our clinical trials and third-party consultants related to the development of NVX-CoV2373;

•expenses incurred on developing and manufacturing the antigen drug substance and Matrix-M™ adjuvant components of NVX-CoV2373 under agreements that we established with third-party CMOs and CDMOs;

•expenses incurred for the procurement of raw materials, laboratory supplies, and equipment; and

•other costs related to preclinical studies and regulatory consulting, as well as related program management activities to support our growing global operations.
We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with vaccine development. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay clinical trials in order to focus our resources on more promising vaccine candidates. Completion of clinical trials may take several years or more, but the length of time can vary substantially depending upon the phase, size of clinical trial, primary and secondary endpoints, and the intended use of the vaccine candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:
•the number of participants who participate in the clinical trials;
•the number of sites included in the clinical trials;
•if clinical trial locations are domestic, international, or both;
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

For 2022, we expect total research and development expenses to decrease significantly as compared to 2021. The decline in 2022 is anticipated to result from expected capitalization of manufacturing costs during 2022 that were previously recognized as research and development expenses in prior periods, partially offset by research and development expenses related to increased clinical activities as we continue to develop our NVX-CoV2373 and other programs. Our cost of goods sold expenses could be significant depending on our commercial shipment levels and timing of deliveries. However, we anticipate initially recognizing a lower cost of goods sold expense as a result of pre-launch inventory previously recognized as research and development expenses.

General and Administrative Expenses

General and administrative expenses increased to $298.4 million for 2021 from $145.3 million for 2020, an increase of $153.1 million. The increase in general and administrative expenses is primarily due to increased employee-related costs, including stock-based compensation expense, and an increase in professional fees in support of our NVX-CoV2373 program.

For 2022, we expect general and administrative expenses to increase significantly as compared to 2021 due to increased activities related to supporting our NVX-CoV2373 program and increases in employee-related costs and professional fees. We also expect to incur selling and marketing expenses following regulatory authorizations, and potential approvals, of NVX-CoV2373.
Other Income (Expense):

	2021	2020	Change
Other Income (Expense) (in thousands):
Investment income	$1,364	$1,014	$350
Interest expense	(21,127)	(15,145)	(5,982)
Other income (expense)	(8,197)	12,591	(20,788)
Total other income (expense), net	$(27,960)	$(1,540)	$(26,420)

We had total other expense, net of $28.0 million for 2021 compared to total other expense, net of $1.5 million for 2020, an increase of $26.4 million. In 2021 and 2020, interest expense included $7.2 million and $3.1 million, respectively, related to finance leases. In 2021 and 2020, other income included a loss of $7.2 million and a gain of $12.6 million, respectively, due to changes in the foreign exchange rates, primarily on an intercompany loan with Novavax CZ.
Income Tax Expense:
During the year ended December 31, 2021, we recognized $29.2 million of income tax expense related to foreign withholding tax on royalties. We did not recognize any income tax expense for the year ended December 31, 2020.
Net Loss:

	2021	2020	Change
Net Loss (in thousands, except per share information):
Net loss	$(1,743,751)	$(418,259)	$(1,325,492)
Net loss per share	$(23.44)	$(7.27)	$(16.17)
Weighted average shares outstanding	74,400	57,554	16,846

Net loss for 2021 was $1.7 billion, or $23.44 per share, as compared to $418.3 million, or $7.27 per share, for 2020, an increase of $1.3 billion. The increase in net loss was primarily due to increased development activities relating to NVX-CoV2373, partially offset by increased revenue under the OWS Agreement and, to a lesser extent, royalties under our licensing arrangements.

The increase in weighted average shares outstanding for 2021 is primarily a result of sales of our common stock in 2021 and 2020.
Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, our projected activities related to the development of NVX-CoV2373, including significant commitments under various CRO, CMO and CDMO agreements, the progress of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and other manufacturing, sales and distribution costs. We plan to continue developing other vaccines and product candidates, such as our NanoFlu vaccine candidate and potential combination vaccines candidates, which are in various stages of development. We believe our operating expenses and capital requirements will fluctuate depending upon the timing of events, such as the progress of our NVX-CoV2373 clinical trials and regulatory approval for the use of NVX-CoV2373 in the U.S. and internationally, as well as the scope, initiation and progress of our preclinical studies and clinical trials related to other research and development activities.
We have entered into APAs or supply agreements with Gavi, the EC, and various countries globally. We also have grant and license agreements. As of December 31, 2021, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the licensing agreements, was approximately $8 billion. The timing to fulfill performance obligations related to grant agreements will depend on the results of our research and development activities, including clinical trials. The timing to fulfill performance obligations related to APAs will depend on timing of product manufacturing, delivery, and receipt of marketing authorizations. The remaining unfilled performance obligations are expected to be fulfilled in less than one year. The APAs or supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development and commercial milestones. However, certain of the APAs and supply agreements may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. If the APAs or supply agreements were terminated, the refundable portion of the upfront payments will be repaid. We expect to sign additional APAs or supply agreements that are currently in active discussions and negotiations.
In May 2021, we finalized an APA with Gavi, building upon our MOU previously announced in February 2021. Under the terms of the agreement, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. We expect to manufacture and distribute 350 million doses of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL is expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. We expect to deliver doses with antigen and adjuvant manufactured at facilities directly funded by the investments previously received from CEPI. In October 2021, we entered into a supply agreement and a contract development manufacturing agreement with SIIPL and SLS under which SIIPL and SLS will supply us with NVX-CoV2373. We expect to deliver doses with antigen and adjuvant manufactured at facilities directly funded under the funding agreement with CEPI, with initial doses supplied by SIIPL and SLS under the supply agreement. We expect to supply significant doses that Gavi would allocate to low-, middle- and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi may prioritize such doses to low- and middle- income countries, at lower prices. Additionally, we may provide additional doses, to the extent available from CEPI-funded manufacturing facilities, in the event that SIIPL cannot materially deliver expected vaccine doses to the COVAX Facility. Together with SIIPL, we expect to initiate delivery of doses following receipt of appropriate regulatory authorizations. Under the APA, we received an upfront payment of $350 million from Gavi in 2021 and recorded a receivable as of December 31, 2021, for an additional $350 million because the Company secured EUL for NVX-CoV2373 by the WHO in December 2021, which are recorded as deferred revenue.
We have also entered into supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories under which we are entitled to receive royalties primarily from the sale of NVX-CoV2373 by our partners, such as SIIPL in India, Takeda in Japan, and SK bioscience in the Republic of Korea. During 2021, we received royalties of $195.8 million under these licensing arrangements.
We funded our operations in 2021 with cash and marketable securities on hand, upfront payments under APAs, and proceeds from the sale of common stock, together with revenue under the OWS Agreement and CEPI Funding Agreement that support our NVX-CoV2373 vaccine development activities. We anticipate our future operations to be funded by our cash, cash equivalents and marketable securities, upfront payments under our APAs and revenue under our OWS Agreement, and, following receipt of global regulatory authorizations, and potential approvals, revenue from product sales, royalties under licensing arrangements with our strategic partners, and/or other potential funding sources.
As of December 31, 2021, we had $1.5 billion in cash and cash equivalents, marketable securities, and restricted cash as compared to $806.4 million as of December 31, 2020. These amounts consisted of $1.5 billion in cash and cash equivalents, no marketable securities, and $13.1 million in restricted cash as of December 31, 2021 as compared to $553.4 million in cash and cash equivalents, $157.6 million in marketable securities, and $95.3 million in restricted cash as of December 31, 2020.
The following table summarizes cash flows for 2021 and 2020:

	2021	2020	Change
Summary of Cash Flows (in thousands):
Net cash (used in) provided by:
Operating activities	$322,946	$(42,541)	$365,487
Investing activities	100,154	(377,778)	477,932
Financing activities	461,713	984,762	(523,049)
Effect on exchange rate on cash, cash equivalents and restricted cash	(5,292)	2,115	(7,407)
Net increase in cash, cash equivalents and restricted cash	879,521	566,558	312,963
Cash, cash equivalents and restricted cash at beginning of year	648,738	82,180	566,558
Cash, cash equivalents and restricted cash at end of year	$1,528,259	$648,738	$879,521
Net cash provided by operating activities increased to $322.9 million for 2021, as compared to $42.5 million used in 2020. The increase in cash provided is primarily due to payments under APAs recorded as deferred revenue, partially offset by funding of our increased net loss and the timing of payments to third parties.
During 2021, our investing activities primarily consisted of capital expenditures and purchases and maturities of marketable securities. During 2020, our investing activities primarily consisted of capital expenditures, purchases and maturities of marketable securities, and our acquisition of Novavax CZ. Capital expenditures for the years ended December 31, 2021 and 2020 were $57.5 million and $54.6 million, respectively. For 2022, we expect an increase in our capital expenditures due to further development activities for our NVX-CoV2373 program, including the additional build out of research and development and manufacturing facilities and related equipment, and the build-out of our new corporate office facility to accommodate anticipated increases in headcount.
Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements, finance lease payments related to embedded leases and, to a much lesser extent, exercises of stock-based awards and purchases under our employee stock purchase plan. In 2021, we received net proceeds of approximately $565 million from the sale of shares of common stock through our At Market Issuance Sales Agreements. In 2020, we received net proceeds of approximately $877 million (this amount excludes $3.2 million received in the first quarter of 2021 for shares traded in late December 2020) from selling shares of common stock through our various At Market Issuance Sales Agreements and approximately $200 million through the issuance of preferred stock in a private placement.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

Contractual Obligations:	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$81,191	$32,959	$14,342	$14,705	$19,185
Finance leases obligation	133,286	133,286	—	—	—
Convertible notes (a)	325,000	—	325,000	—	—
Contractual obligations recognized as of December 31, 2021	539,477	166,245	339,342	14,705	19,185
Purchase commitments (b)	826,112	826,112	—	—	—
Facilities lease agreement (c)	104,249	5,814	12,067	12,678	73,690
Total contractual obligations	$1,469,838	$998,171	$351,409	$27,383	$92,875
(a)    See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K regarding our Notes, which will mature on February 1, 2023, and bear cash interest of 3.75%, payable February 1 and August 1 of each year.
(b)    This amount primarily represents our non-cancelable fixed payment obligations under certain CMO, CDMO, and lab supply agreements that we are not contractually able to terminate for convenience. Certain agreements provide for termination rights subject to termination fees. Under such agreements, we are contractually obligated to make payments to vendors, mainly to reimburse them for their estimated unrecoverable expenses incurred. As of December 31, 2021, these agreements are active ongoing arrangements and the Company expects to receive value from these arrangements in the future. The exact amount of such obligations is dependent on the timing of termination, and the exact terms of the relevant agreement, and cannot be reasonably estimated.
(c)    This relates to the lease of 700 Quince Orchard that did not commence as of December 31, 2021 (see Note 7 to the consolidated financial statements).
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

While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the exchange rate between the U.S. dollar and Swedish Krona would result in a decline of stockholders’ equity (deficit) of approximately $4 million as of December 31, 2021. A 10% decline in the exchange rate between the U.S. dollar and Czech Koruna would result in a decline of stockholders’ equity (deficit) of approximately $4 million as of December 31, 2021.

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
The information required by this item is set forth on pages F-1 to F-34.
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
The Company’s management, with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management has determined that, as of December 31, 2021, our internal controls over financial reporting are effective based on those criteria.
Ernst & Young LLP has issued a report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15.(a)(1).
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2021 and has concluded that there was no change that occurred during the quarterly period ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders scheduled to be held in June 2022 (the “2022 Proxy Statement”). We expect to file the 2022 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2021.
Item 11.    EXECUTIVE COMPENSATION
We incorporate herein by reference the information required by this item concerning executive compensation to be contained in the 2022 Proxy Statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the information required by this item concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2022 Proxy Statement.
The following table provides our equity compensation plan information as of December 31, 2021. Under these plans, our common stock may be issued upon the exercise and/or vesting of equity awards and purchases under our Employee Stock Purchase Plan (“ESPP”). See also the information regarding our equity awards and ESPP in Note 13 to the consolidated financial statements included herewith.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,523,890	$43.84	3,881,131
Equity compensation plans not approved by security holders	N/A	N/A	N/A
(1)Includes our 2015 Stock Incentive Plan, 2005 Stock Incentive Plan, and ESPP. The weighted-average exercise price in column (b) excludes restricted stock units, which are not subject to an exercise price.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the information required by this item concerning certain related party transactions set forth in Note 16 to our consolidated financial statements included herewith. We incorporate herein by reference other information required by this item concerning certain other relationships and related transactions and director independence to be contained in the 2022 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
We incorporate herein by reference the information required by this item concerning principal accountant fees and services to be contained in the 2022 Proxy Statement.
PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of the Annual Report on Form 10-K:
(1)Index to Financial Statements

(2)Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.
(3)Exhibits

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibits marked with a double plus sign (††) refer to management contracts, compensatory plans, or arrangements.
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

3.1
Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.3	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 24, 2021 (File No. 000-26770))

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

4.1
Specimen stock certificate for shares of common stock of the Company, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on December 31, 2019 (File No. 333-235761))

4.2
Indenture (including form of Notes) with respect to the Company's 3.75% Convertible Senior Notes due 2023, dated as of January 29, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

4.3	Form of Series A Convertible Preferred Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

4.4*	Description of the Company's Securities

10.1††
The Company's Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.2††
Amendment to Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Appendix 1 of the Company'’s Definitive Proxy Statement filed on April 30, 2014 in connection with the Annual Meeting held on June 12, 2014 (File No. 000-26770))

10.3††
Form of Non-Statutory Stock Option Award Agreement granted under the Company's Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.4††
Form of Incentive Stock Option Award Agreement granted under the Company's Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.5††
Amended and Restated 2013 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2020, filed on May 11, 2020 (File No. 000-26770))

10.6††
The Company's Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on May 3, 2021 in connection with the Annual Meeting held on June 17, 2021 (File No. 000-26770))

10.7††
Form of Non-Statutory Stock Option Award Agreement granted under the Company's 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.8††
Form of Incentive Stock Option Award Agreement granted under the Company's 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.9††
Form of Incentive Stock Option Award Agreement granted under the Company's Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.10††
Form of Incentive Stock Option Agreement granted under the Company's Amended and Restated 2015 Stock Incentive Plan (Performance- and Time-Based Vesting) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2016 (File No. 000-26770))

10.11††
Form of Restricted Stock Award Agreement granted under the Company's 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company'’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.12††
Form of Restricted Stock Unit Agreement granted under the Company's. Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 18, 2019 (File No. 000-26770))

10.13††
Form of Stock Appreciation Right Award Agreement granted under the Company's Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 7, 2019  (File No. 000-26770))

10.14††
Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.15††
Employment Agreement between the Company and Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

10.16††
Employment Agreement between the Company and Gregory M. Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2010 (File No. 000-26770))

10.17††
Employment Agreement between the Company and Gregory F. Covino dated October 30, 2020 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.18††
Employment Agreement between the Company and Gregory F. Covino dated April 13, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.19††
Offer letter to Gregory F. Covino dated October 30, 2020 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.20††
Consulting Agreement between the Company and Gregory F. Covino, dated August 10, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-16770))

10.21††
Employment Agreement between the Company and John A. Herrmann dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.22††
Employment Agreement between the Company and John J. Trizzino dated March 3, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.23††
Employment Agreement between the Company and James P. Kelly dated July 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.24††
Offer letter to James P. Kelly dated July 12, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.25††
Form of Amendment to Employment Agreement, dated June 17, 2021, between the Company and each of Stanley C. Erck, Gregory M. Glenn, John J. Trizzino and John A. Herrmann, III (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.26††
Company Amended and Restated Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.27††
Form of Indemnification Agreement entered into between the Company and its directors and officers (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 (File No. 000-26770))

10.28
Lease Agreement for space at 22 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and the Company, dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.29
Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and the Company, dated as of February 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.30
First Amendment to Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and the Company, dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.31
Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and the Company, dated as of March 31, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.32
Deed of Lease for space at 700 Quince Orchard Road between ARE-MARYLAND NO. 51, LLC and the Company, dated October 22, 2020 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.33*	Amendment to Deed of Lease for space at 700 Quince Orchard Road between ARE-MARYLAND NO. 51, LLC and the Company, dated June 22, 2021

10.34**
Second Amended and Restated Joint Venture Agreement between the Company and Cadila Pharmaceuticals Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.35**
Second Amended and Restated Novavax Product License Agreement between the Company and CPL Biologicals Private Limited, dated as of July 17, 2018 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 7, 2018 (File No. 000-26770))

10.36^
Amended and Restated Supply and License Agreement, dated July 1, 2021, between the Company and Serum Institute of India Private Limited (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.37^*	Supply Agreement between the Company, Serum Institute of India Private Limited and Serum Life Sciences Limited, executed as of October 26, 2021

10.38^
Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of February 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021 (File No. 000-26770))

10.39^*	Amendment to Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of December 23, 2021

10.40^*	Statement of Work No. 1 to Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of December 23, 2021

10.41^
Collaboration and Exclusive License Agreement between the Company and Takeda Pharmaceutical Company Limited, dated as of February 24, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021 (File No. 000-26770))

10.42**
Grant Agreement between Bill & Melinda Gates Foundation and the Company, dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.43**
Global Access Commitments Agreement between Bill & Melinda Gates Foundation and the Company, dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.44^
Asset Purchase Agreement between Company and Paragon Bioservices, Inc., dated June 26, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 7, 2019 (File No. 000-26770))

10.45^
SARS-CoV-2 Vaccine Supply Agreement, effective as of October 22, 2020, between the Company and The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.46^
Advance Purchase Agreement, effective as of December 31, 2020, between the Company and the Commonwealth of Australia as represented by the Department of Health (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.47^*	Amendment to Advance Purchase Agreement between the Company, and the Commonwealth of Australia as represented by the Department of Health, dated as of December 23, 2021

10.48^
Advance Purchase Agreement, effective as of January 19, 2021, between the Company and Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770)

10.49^
Advance Purchase Agreement, dated May 5, 2021, between the Company and the Gavi Alliance (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.50^
Advance Purchase Agreement, dated August 16, 2021, between the Company, Novavax CZ and the European Commission (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.51^
Base Agreement between the Company and Advanced Technology International, dated June 25, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.52^
Undefinitized Project Agreement No. 1 between the Company and Advanced Technology International, dated July 6, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.53^
Modification No. 01 to Undefinitized Project Agreement No. 1 between the Company and Advanced Technology International, dated July 9, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.54^
Modification No. 02 to Undefinitized Project Agreement No. 01, entered into September 10, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.55^
Modification No. 03 to Undefinitized Project Agreement No. 01, entered into September 18, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.56^
Modification No. 04 to Undefinitized Project Agreement No. 01, entered into December 23, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.57^
Modification No. 05 to Undefinitized Project Agreement No. 01, dated January 12, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.58^
Modification No. 06 to Undefinitized Project Agreement No. 01, entered into January 19, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.59^
Modification No. 07 to Undefinitized Project Agreement No. 01, dated April 23, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.60^
Modification No. 08 to Undefinitized Project Agreement No. 01, dated June 4, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.61^
Modification No. 09 to Undefinitized Project Agreement No. 01, dated July 16, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.62^
Modification No. 10 to Undefinitized Project Agreement No. 01, dated August 6, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.63^
Modification No. 11 to Undefinitized Project Agreement No. 01, dated August 26, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.64^*	Modification No. 12 to Undefinitized Project Agreement No. 01, dated December 20, 2021, between the Company and Advanced Technology International

10.65^*	Modification No. 13 to Undefinitized Project Agreement No. 01, dated February 1, 2022, between the Company and Advanced Technology International

10.66
Letter Contract between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, dated June 8, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-26770))

10.67
Amendment of Solicitation/Modification of Contract between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, dated September 16, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-26770))

10.68^
Amendment of Solicitation/Modification of Contract, Modification No. 2, entered into December 1, 2020, between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.69^
Amendment of Solicitation/Modification of Contract, Modification No. 3, entered into January 5, 2021, between the Company and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.70
Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.71
Base Call Option Transaction Confirmation, dated as of January 25, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 29, 2016 (File No. 000-26770))

10.72
Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.73
Additional Base Call Option Transaction Confirmation, dated as of February 2, 2016, between Novavax and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.74
Series A Convertible Preferred Subscription Agreement, dated June 15, 2020, between the Company and RA Capital Healthcare Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

10.75
Restated Funding Agreement, entered into on May 11, 2020, between the Company and the Coalition for Epidemic Preparedness Innovations (Incorporated as reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-26770))

10.76^
Amendment Number 1 to the iPDP and Budget of the Outbreak Response Funding Agreement (Step 2), entered into on November 2, 2020, between the Company and the Coalition for Epidemic Preparedness Innovations (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.77
Share Purchase Agreement between the Company (solely as guarantor), Novavax AB, De Bilt Holdings B.V., Poonawalla Science Park B.V., Bilthoven Biologicals B.V. and Serum Institute International B.V. (solely as guarantor), dated May 27, 2020 (Incorporated as reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-26770))

14*	Code of Conduct

21*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Operations for the three years in the period ended December 31, 2021, (iii) the Consolidated Statements of Comprehensive Loss for the three years in the period ended December 31, 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three years in the period ended December 31, 2021, (v) the Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2021, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16.    FORM 10-K SUMMARY
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ Stanley C. Erck
Stanley C. Erck
President and Chief Executive Officer
Date: February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stanley C. Erck	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Stanley C. Erck

/s/ James P. Kelly	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2022
James P. Kelly

/s/ James F. Young	Chairman of the Board of Directors	February 28, 2022
James F. Young

/s/ Gregg H. Alton	Director	February 28, 2022
Gregg H. Alton

/s/ Richard H. Douglas	Director	February 28, 2022
Richard H. Douglas

/s/ Rachel K. King	Director	February 28, 2022
Rachel K. King

/s/ Margaret G. McGlynn	Director	February 28, 2022
Margaret G. McGlynn

/s/ Michael A. McManus	Director	February 28, 2022
Michael A. McManus

/s/ Rajiv I. Modi	Director	February 28, 2022
Rajiv I. Modi

/s/ David M. Mott	Director	February 28, 2022
David M. Mott

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020, and 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Novavax, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Novavax, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
As described in Note 12 to the consolidated financial statements, the Company recorded approximately $811 million of revenue from U.S. government contracts to advance the clinical development and manufacturing of NVX-CoV2373 on a reimbursable-cost or reimbursable-cost-plus fixed fee basis. The Company measures progress toward satisfaction of its performance obligations using a cost-based input method that requires an estimate of total allowable cost at completion. Estimating the total allowable costs at completion is highly subjective. Changes in the estimated total allowable cost at completion could materially impact the timing of revenue recognition. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs.

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

To test the recognition of revenue under the cost-based input method, our audit procedures included among others, reviewing management’s estimate to total allowable costs at completion for consistency with contract terms, obtaining an understanding of the stage of completion through review of project deliverables, evidence of stage of completion including discussion with clinical research and manufacturing teams, and comparing actual results to prior management estimates. To test the recognition of revenue related to indirect rates, our audit procedures included among others, testing the allowability of the underlying costs used in the Company’s calculation of indirect rates. We utilized specialists to evaluate the treatment of significant indirect cost types.

Identification of embedded leases related to manufacturing supply agreements

Description of the Matter
As described in Note 7 to the consolidated financial statements, the Company entered into multiple supply agreements with contract manufacturing organizations and contract development and manufacturing organizations. The Company determined that certain of these arrangements contain embedded leases as it has the exclusive use of, and control over, a portion of the manufacturing facility or equipment of the contract manufacturing organization during the contractual term of the arrangements. As a result of identifying embedded leases in certain of these arrangements, the Company immediately expensed approximately $144 million, which represented the right of use assets related to these arrangements that did not have an alternative future use.

Auditing embedded leases within supply agreements was complex due to the judgment required to evaluate whether each arrangement included a lease and the related lease term. This significant auditor judgment involves the assessment of whether the Company has the right to obtain substantially all of the economic benefits from the use of identified assets and an assessment of the lease term, including whether the Company is reasonably certain not to exercise its termination provisions within the arrangements.

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

To test the Company’s identification of embedded leases, our audit procedures included among others, reviewing the terms of supply agreements with contract manufacturing organizations, obtaining an understanding of the facilities and equipment subject to the arrangements through discussions with representatives of the counterparties, and evaluating the identification of embedded leases and determination of the lease term.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Tysons, Virginia
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Novavax, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Novavax, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Novavax, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 28, 2022

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,515,116	$553,398
Marketable securities	—	157,649
Restricted cash	11,490	93,880
Accounts receivable	454,993	262,012
Prepaid expenses and other current assets	173,520	181,264
Total current assets	2,155,119	1,248,203
Property and equipment, net	228,696	179,954
Intangible assets, net	4,770	5,725
Goodwill	131,479	135,379
Other non-current assets	56,689	13,218
Total assets	$2,576,753	$1,582,479
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$127,050	$54,332
Accrued expenses	673,731	137,390
Deferred revenue	1,422,944	273,228
Current portion of finance lease liabilities	130,533	105,862
Other current liabilities	36,061	8,860
Total current liabilities	2,390,319	579,672
Deferred revenue	172,528	—
Convertible notes payable	323,458	322,035
Non-current finance lease liabilities	—	40,083
Other non-current liabilities	42,121	13,480
Total liabilities	2,928,426	955,270

Commitments and contingencies

Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 600,000,000 shares authorized at December 31, 2021 and 2020; and 76,433,151 shares issued and 75,841,171 shares outstanding at December 31, 2021 and 71,350,365 shares issued and 70,953,739 shares outstanding at December 31, 2020	764	714
Additional paid-in capital	3,351,967	2,535,476
Accumulated deficit	(3,617,950)	(1,874,199)
Treasury stock, 591,980 shares, cost basis at December 31, 2021 and 396,626 shares, cost basis at December 31, 2020	(85,101)	(41,806)
Accumulated other comprehensive income (loss)	(1,353)	7,024
Total stockholders’ equity (deficit)	(351,673)	627,209
Total liabilities and stockholders’ equity (deficit)	$2,576,753	$1,582,479
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Grants	$948,709	$453,210	$15,937
Royalties and other	197,581	22,388	2,725
Total revenue	1,146,290	475,598	18,662

Expenses:
Research and development	2,534,508	747,027	113,842
Gain on sale of assets	—	—	(9,016)
General and administrative	298,358	145,290	34,417
Total expenses	2,832,866	892,317	139,243
Loss from operations	(1,686,576)	(416,719)	(120,581)
Other income (expense):
Investment income	1,364	1,014	1,512
Interest expense	(21,127)	(15,145)	(13,612)
Other income (expense)	(8,197)	12,591	(13)
Loss before income tax expense	(1,714,536)	(418,259)	(132,694)
Income tax expense	29,215	—	—
Net loss	$(1,743,751)	$(418,259)	$(132,694)

Basic and diluted net loss per share	$(23.44)	$(7.27)	$(5.51)

Basic and diluted weighted average number of common shares outstanding	74,400	57,554	24,100
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(1,743,751)	$(418,259)	$(132,694)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities available-for-sale, net of reclassifications	(9)	9	5
Foreign currency translation adjustment	(8,368)	19,523	(1,322)
Other comprehensive income (loss)	(8,377)	19,532	(1,317)
Comprehensive loss	$(1,752,128)	$(398,727)	$(134,011)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	19,245,302	$192	$1,144,621	$(1,299,107)	$(2,450)	$(11,191)	$(167,935)
Stock-based compensation	—	—	17,048	—	—	—	17,048
Stock issued under incentive programs	173,873	2	1,122	—	(132)	—	992
Fractional shares purchased in stock split	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of issuance costs of $1,655	12,980,177	130	97,760	—	—	—	97,890
Unrealized gain on marketable securities	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(1,322)	(1,322)
Net loss	—	—	—	(132,694)	—	—	(132,694)
Balance at December 31, 2019	32,399,352	324	1,260,551	(1,431,801)	(2,583)	(12,508)	(186,017)
Preferred stock beneficial conversion feature	—	—	24,139	(24,139)	—	—	—
Conversion of preferred stock	4,388,850	44	199,778	—	—	—	199,822
Stock-based compensation	—	—	128,035	—	—	—	128,035
Stock issued under incentive programs	2,168,725	22	44,447	—	(39,223)	—	5,246
Issuance of common stock, net of issuance costs of $11,416	32,393,438	324	878,526	—	—	—	878,850
Unrealized gain on marketable securities	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	19,523	19,523
Net loss	—	—	—	(418,259)	—	—	(418,259)
Balance at December 31, 2020	71,350,365	714	2,535,476	(1,874,199)	(41,806)	7,024	627,209
Stock-based compensation	—	—	183,626	—	—	—	183,626
Stock issued under incentive programs	2,503,819	24	68,032	—	(43,295)	—	24,761
Issuance of common stock, net of issuance costs of $7,292	2,578,967	26	564,833	—	—	—	564,859
Unrealized loss on marketable securities	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	(8,368)	(8,368)
Net loss	—	—	—	(1,743,751)	—	—	(1,743,751)
Balance at December 31, 2021	76,433,151	$764	$3,351,967	$(3,617,950)	$(85,101)	$(1,353)	$(351,673)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net loss	$(1,743,751)	$(418,259)	$(132,694)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	12,661	4,885	5,676
Gain on sale of assets	—	—	(9,016)
Right-of-use assets expensed	144,433	245,861	—
Non-cash stock-based compensation	183,626	128,035	17,048
Other items, net	(7,641)	(15,080)	6,381
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	(192,265)	(422,689)	(4,202)
Accounts payable and accrued expenses	600,326	163,161	(11,485)
Deferred revenue	1,325,557	271,545	(8,331)
Net cash provided by (used in) operating activities	322,946	(42,541)	(136,623)
Investing Activities:
Capital expenditures	(57,486)	(54,622)	(1,857)
Acquisition of Novavax CZ, net of cash acquired	—	(165,516)	—
Proceeds from sale of assets	—	—	18,333
Purchases of marketable securities	(2,167)	(363,202)	(17,484)
Proceeds from maturities of marketable securities	159,807	205,562	39,500
Net cash provided by (used in) investing activities	100,154	(377,778)	38,492
Financing Activities:
Net proceeds from sale of preferred stock	—	199,822	—
Net proceeds from sales of common stock	564,859	875,623	97,392
Net proceeds from the exercise of stock-based awards	24,761	5,382	992
Finance lease payments	(127,907)	(96,065)	—
Net cash provided by financing activities	461,713	984,762	98,384
Effect of exchange rate on cash, cash equivalents, and restricted cash	(5,292)	2,115	(32)
Net increase in cash, cash equivalents, and restricted cash	879,521	566,558	221
Cash, cash equivalents, and restricted cash at beginning of year	648,738	82,180	81,959
Cash, cash equivalents, and restricted cash at end of year	$1,528,259	$648,738	$82,180
Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at year-end	$—	$3,227	$497
Capital expenditures included in accounts payable and accrued expenses	$10,338	$9,255	$49
Right-of-use assets from new lease agreements	$179,210	$247,599	$—
Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$19,428	$13,705	$12,188
Cash paid for income taxes	$12,606	$—	$—
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, including Novavax AB and Novavax CZ, the “Company”) is a biotechnology company that promotes improved global health through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s vaccine candidates, including both its coronavirus vaccine candidate, NVX-CoV2373, and its lead influenza vaccine candidate, NanoFlu, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. NVX-CoV2373 and NanoFlu include the use of the Company's proprietary Matrix-MTM adjuvant.

In December 2021, the Company was granted emergency use listing (“EUL”) for NVX-CoV2373 by the World Health Organization (“WHO”), to be marketed as NuvaxovidTM in Europe and other markets and conditional marketing authorization for NuvaxovidTM, which prequalifies NVX-CoV2373 as meeting WHO standards for quality, safety, and efficacy. The authorization follows the European Medicines Agency's (“EMA”) Committee for Medicinal Products for Human Use recommendation to authorize the vaccine and is applicable in all 27 European Union member states.

During the fourth quarter of 2021, in partnership with Serum Institute of India Private Limited (“SIIPL”), the WHO granted EUL for NVX-CoV2373 to be manufactured and marketed by SIIPL as CovovaxTM, the Drugs Controller General of India granted emergency use authorization (“EUA”) for NVX-CoV2373, which will be manufactured and marketed in India by SIIPL under the brand name CovovaxTM, the National Agency of Drug and Food Control of the Republic of Indonesia, or Badan Pengawas Obat dan Makanan, granted EUA for NVX-CoV2373, to be manufactured and marketed in Indonesia by SIIPL under the brand name Covovax™, and the Philippine Food and Drug Administration granted EUA for NVX-CoV2373, to be manufactured and marketed in the Philippines by SIIPL under the brand name CovovaxTM.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries, including Novavax AB and Novavax CZ. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation. These reclassifications have no material effect on previously reported financial position, cash flows, or results of operations.
The Company combined amounts previously reported as Government contracts revenue of $217.2 million and Grants revenue of $236.0 million for the year ended December 31, 2020, and Government contracts revenue of $7.5 million and Grants revenue of $8.4 million for the year ended December 31, 2019 into a single financial statement line item, Grants, in the consolidated statements of operations. Other revenue of $22.4 million for the year ended December 31, 2020, and $2.7 million for the year ended December 31, 2019 was reclassified to Royalties and other.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2021	2020
Cash	$96,372	$122,312
Money market funds	361,822	96,116
Government-backed securities	266,250	44,250
Treasury securities	—	44,052
Corporate debt securities	790,672	246,668
Cash and cash equivalents	$1,515,116	$553,398
Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature.
Marketable Securities
Marketable securities consist of debt securities with maturities greater than three months from the date of purchase that have historically included commercial paper, government-backed securities, treasury securities, corporate notes, and agency securities. Classification of marketable securities between current and non-current is dependent upon the maturity date at the balance sheet date taking into consideration the Company’s ability and intent to hold the investment to maturity.
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
ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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

Restricted Cash

The Company’s current and non-current restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) funding agreements, payments received under the Bill & Melinda Gates Foundation (“BMGF”) grant agreements, and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. CEPI and BMGF funds become unrestricted as the Company incurs expenses for services performed under these agreements. As of December 31, 2021 and 2020, the restricted cash balances (both current and non-current) consisted primarily of $10.4 million and $92.4 million, respectively, of payments under the CEPI funding agreements.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$1,515,116	$553,398
Restricted cash current	11,490	93,880
Restricted cash non-current (1)	1,653	1,460
Cash, cash equivalents and restricted cash	$1,528,259	$648,738
(1) Classified as Other non-current assets as of December 31, 2021 and 2020
Accounts Receivable
The Company recognizes amounts due from customers as accounts receivable when its right to payment is unconditional. The Company has evaluated outstanding receivables to assess collectability, with consideration given to economic conditions, the aging of receivables, and customer-specific risks. There was no allowance for doubtful accounts as of December 31, 2021, and 2020. There was no bad debt expense for the years ended December 31, 2021, 2020 or 2019.
Concentration of Credit Risk
Financial instruments expose the Company to concentration of credit risk and consist primarily of cash and cash equivalents and marketable securities. The Company’s investment policy limits investments to certain types of instruments, including asset-backed securities, high-grade corporate debt securities, and money market funds, places restrictions on maturities and concentrations in certain industries and requires the Company to maintain a certain level of liquidity. At times, the Company maintains cash balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents.
The Company's accounts receivable arise from revenue arrangements with customers in different countries. The Company's revenue is primarily due to grants made by government-sponsored and private organizations, as well as royalties from our collaboration and license partners. The following entities accounted for more than 10% of total revenue or accounts receivable for the periods presented:

	Percentage of Revenue for Year Ended December 31,			Percentage of Accounts Receivable as of December 31,
	2021	2020	2019	2021	2020
U.S. government (a)	71%	46%	40%	*	78%
CEPI	12%	47%	*	*	*
BMGF	*	*	45%	*	*
SK bioscience, Co., Ltd.	14%	*	*	*	*
Gavi, the Vaccine Alliance	*	*	*	77%	*
Government of New Zealand	*	*	*	*	17%

*Amounts represent less than 10%
(a)    Including U.S. government partnership formerly known as Operation Warp Speed, Department of Defense, and Biomedical Advanced Research and Development Authority

Pre-Launch Inventory
Prior to initial regulatory authorizations for its product candidates, the Company expenses costs relating to raw materials and inventory production as research and development expenses in the consolidated statements of operations, in the period incurred. The Company capitalizes the costs of production as inventory when regulatory authorization and subsequent commercialization are considered probable and the Company expects to realize future economic benefit from the sales of the product candidate.
Upon the authorization of distribution and use of NVX-CoV2373 following regulatory authorizations by EMA and the WHO in December 2021, the Company began to capitalize inventory costs associated with the related supply of NVX-CoV2373, as it was determined that inventory costs subsequently incurred had a probable future economic benefit.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. and are depreciated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. The estimated useful lives of property and equipment are described below:

Useful Life
Buildings	25 years
Machinery and equipment	5 - 7 years
Computer hardware	3 years
Leasehold improvements	Shorter of useful life or remaining term of the lease
Lease Accounting

The Company enters into manufacturing supply agreements with contract manufacturing organizations (“CMO”) and contract development and manufacturing organizations (“CDMO”) to manufacture its vaccine candidates. Certain of these manufacturing supply agreements include the use of identified manufacturing facilities and equipment that are controlled by the Company and for which the Company obtains substantially all the output and may qualify as an embedded lease. The Company treats manufacturing supply agreements that contain a lease as lease arrangements in their entirety. The evaluation of leases that are embedded in the Company’s CMO and CDMO agreements is complex and requires judgment in determining whether the contract, either explicitly or implicitly, is for the use of an identified asset and the Company has the right to direct the use of, and obtain substantially all of the benefit from, the identified asset which generally, is the use of a portion of the manufacturing facility of the CMO or CDMO, whether the Company has the right to direct the use of, and obtain substantially all of the benefit from, the identified asset, the term of the lease, and the fixed lease payments under the contract. Depending on the contract, the lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee and is the date on which the Company is required to accrue lease expenses, may be different than the inception date of the contract. The Company determines the non-cancellable lease term of its embedded leases based on the impact of certain expected milestones on its option to terminate the lease where it is reasonably certain to not exercise that option. The Company evaluates changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. For lease modifications, the Company remeasures and reallocates the remaining consideration in the contract and reassesses the lease classification at the effective date of the modification. Leases are classified as either operating or finance leases based on the economic substance of the agreement. The Company also enters into non-cancelable lease agreements for facilities and certain equipment.

For leases that have a lease term of more than 12 months at the lease commencement date, the Company recognizes lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, and corresponding right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, based on the present value of the fixed future payments over the lease term. The Company calculates the present value of future payments using the discount rate implicit in the lease, if available, or the Company’s incremental borrowing rate. For all leases that have a lease term of 12 months or less at the commencement date (referred to as “short-term” leases), the Company has elected to apply the practical expedient in ASC Topic 842, Leases (“ASC 842”), to not recognize a lease liability or ROU asset but, instead, recognize lease payments as an expense on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with contractual agreements. In determining the lease period, the Company evaluates facts and circumstances that could affect the period over which it is reasonably certain to use the underlying asset while taking into consideration the non-cancelable period over which it has the right to use the underlying asset and any option period to extend or terminate the lease if it is reasonably certain to exercise the option. The Company re-evaluates short-term leases that are modified and if they no longer meet the requirements to be treated as a short-term lease, recognizes and measures the lease liability and ROU asset as if the date of the modification is the lease commencement date. For short-term leases that are modified and continue to meet the requirements to be treated as a short-term lease, the Company remeasures the fixed lease payments under the modified lease and recognize lease payments as an expense on a straight-line basis over the modified lease term.

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

The Company uses significant assumptions and judgment in evaluating its lease contracts and other agreements under ASC 842, including the determination of whether an agreement is or contains a lease, whether a change in the terms and conditions of a lease contract represent a new or modified lease, whether a lease represents an operating or finance lease, the discount rate used to determine the present value of lease obligations, and the term of a lease embedded in its manufacturing supply agreements.

Intangible Assets
The Company’s intangible assets include proprietary adjuvant technology and collaboration agreements, which were measured at the estimated fair values as of their acquisition dates. Amortization expense for intangible assets is recorded on a straight-line basis over the expected useful lives of the assets, ranging from 7 years to 20 years.
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
Goodwill
Goodwill is subject to impairment tests annually or more frequently should indicators of impairment arise. The Company has determined that, because its only business is the development of recombinant vaccines, it operates as a single operating segment and has one reporting unit. The Company primarily utilizes the market approach and, if considered necessary, the income approach to determine if it has an impairment of its goodwill. The market approach is based on market value of invested capital. To ensure that the Company’s capital stock is the appropriate measurement of fair value, the Company considers factors such as its trading volume, diversity of investors, and analyst coverage. If considered necessary, the income approach is used to corroborate the results of the market approach. Goodwill impairment may exist if the carrying value of the reporting unit exceeds its estimated fair value. If the carrying value of the reporting unit exceeds its fair value, step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise.
At October 1, 2021 and 2020, the fair value of the Company’s single reporting unit was substantially higher than its carrying value, resulting in no impairment to goodwill as of October 1, 2021 and 2020.
Revenue Recognition
At contract inception, the Company analyzes its revenue arrangements to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), or are subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”), which applies to business entities that receive contributions within the scope of ASC 958-605. The Company recognizes revenue from arrangements within the scope of ASC 606 following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) it satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to its customer. The Company recognizes contribution revenue within the scope of ASC 958-605 when the funder-imposed conditions have been substantially met. Contributions are recorded as deferred revenue until the period in which research and development activities are performed that satisfy the funder-imposed conditions.
Grants

Grant revenue includes both revenue from government contracts and grants from organizations such as CEPI. The Company performs research and development under government funding, grant, license, and clinical development agreements. The revenue primarily consists of funding under U.S. government contracts and other arrangements to advance the clinical development and manufacturing of NVX-CoV2373. The Company’s U.S. government contracts are with the U.S. Department of Defense (the “DoD”) and the U.S. government partnership formerly known as Operation Warp Speed (“OWS”) (see Note 12). Other funding arrangements primarily include a grant and forgivable loan funding from CEPI (see Note 12).

Under the U.S. government contracts, the Company is entitled to receive funding on a cost-reimbursable or cost-reimbursable-plus-fixed-fee basis, to support certain activities related to the development, manufacture, and delivery of NVX-CoV2373 to the U.S. government. The Company analyzed these contracts and determined that they are within the scope of ASC 606. The obligations under each of the contracts are not distinct in the context of the contract as they are highly interdependent or interrelated and, as such, they are accounted for as a single performance obligation. The transaction price under these arrangements is the consideration the Company is expecting to receive and consists of the funded contract amount and the unfunded variable amount to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes revenue for these contracts over time as the Company transfers control over the goods and services and satisfies the performance obligation. The Company measures progress toward satisfaction of the performance obligation using an Estimate-at-Completion (“EAC”) process, which is a cost-based input method that reviews and monitors the progress towards the completion of the Company’s performance obligation. Under this process, management considers the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs, and other identified risks. Estimating the total allowable cost at completion of the performance obligation under a contract is subjective and requires the Company to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the timing of revenue and fee recognition on the Company’s contracts. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs. Progress billings under the contracts are initially based on provisional indirect billing rates, agreed upon between the Company and the U.S. government. These indirect rates are subject to review on an annual basis. The Company records the impact of changes in the indirect billing rates in the period when such changes are identified. These changes reflect the difference between actual indirect costs incurred compared to the estimated amounts used to determine the provisional indirect billing rates agreed upon with the U.S. government. The Company recognizes revenue on the U.S government contracts based on reimbursable allowable contract costs incurred in the period up to the transaction price. For cost-reimbursable-plus-fixed-fee contracts, the Company recognizes the fixed-fee based on the proportion of reimbursable contract costs incurred to total estimated allowable contract costs expected to be incurred on completion of the underlying performance obligation as determined under the EAC process. The Company recognizes changes in estimates related to the EAC process in the period when such changes are made on a cumulative catch-up basis. The Company includes the transaction price comprising both funded and unfunded portions of customer contracts in this estimate.

The Company’s other funding agreements currently include funding from CEPI in the form of a grant (“CEPI Grant Funding”) and one or more forgivable no interest term loans (“CEPI Forgivable Loan Funding”). Under the Company’s grant funding arrangements, currently including the CEPI and BMGF arrangements, the Company is primarily entitled to reimbursement for costs that support development related activities of NVX-CoV2373. The Company analyzed these other funding arrangements and determined that they are not within the scope of ASC 606 as they do not provide a direct economic benefit to the grantor. Payments received under the grant funding arrangements are considered conditional contributions under the scope of ASC 958-605 and are recorded as deferred revenue until the period in which such research and development activities are actually performed in a manner that satisfies the funder-imposed conditions. Payments received under the CEPI Forgivable Loan Funding agreement are only repayable if the proceeds of sales to one or more third parties of NVX-CoV2373 cover the Company’s costs of manufacturing such vaccine candidate, not including manufacturing costs funded by CEPI. As the financial risk remains with CEPI, the Company determined that the use of the funds from the CEPI agreement is outside the scope of ASC Topic 470, Debt. The research and development risk was considered substantive, such that it was not probable that the development would be successful at the inception of the contract. Therefore, the Company concluded that ASC 730 was considered applicable and most appropriate. Given the financial risk associated with the research and development activities lies with CEPI because repayment of any funds provided by CEPI depends solely on the results of the research and development activities having future economic benefit, the Company has accounted for the obligation under the CEPI Forgivable Loan Funding as a contract to perform research and development for others. The Company has determined that payments received under these agreements should be recorded as revenue under ASC 958-605 rather than a reduction to research and development expenses. This is consistent with the Company’s policy of presenting such amounts as revenue. In reaching this determination, the Company considered a number of factors, including whether it is principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s core operations. The Company will record revenue as it performs the contractual research and development services.
Royalties and Other
The Company also has various arrangements that include a right for a third party to use the Company's intellectual property as a functional license. These licensing arrangements include sales-based royalties, certain development and commercial milestone payments, and the sale of proprietary Matrix-MTM adjuvant. The license is deemed to be the predominant item to which the sales-based royalties or milestone payments relate. Because development milestone payments are contingent on the achievement of milestones, such as regulatory approvals, that are not within the Company or licensee's control, the payments are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved. The Company recognizes revenue when the development milestone is achieved. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item, the Company recognizes revenue on the satisfaction (or partial satisfaction) of the performance obligation, which is when the related sales occur.
The Company allocates the transaction price to each performance obligation based on a relative standalone selling price basis. It develops assumptions that require judgment to determine the standalone selling price for each performance obligation in consideration of applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer.
Research and Development Expenses
Research and development expenses include salaries, stock-based compensation, laboratory supplies, consultants and subcontractors, including external contract research organizations (“CROs”), CMOs, and CDMOs and other expenses associated with the Company’s process development, manufacturing, clinical, regulatory, and quality assurance activities for its clinical development programs. In addition, related indirect costs such as fringe benefits and overhead expenses are also included in research and development expenses.
The Company estimates its research and development expense related to services performed under its contracts with external service providers based on an estimate of the level of service performed in the period. Research and development activities are expensed as incurred.
Accrued Research and Development Expenses
The Company accrues research and development expenses, including clinical trial-related expenses, as the services are performed, which may include estimates of those expenses incurred, but not invoiced. The Company uses information provided by third-party service providers and CROs, CMOs, and CDMOs invoices and internal estimates to determine the progress of work performed on the Company’s behalf. Assumptions based on clinical trial protocols, contracts, and participant enrollment data are also developed to determine and analyze these estimates and accruals.
Stock-Based Compensation
The Company accounts for stock-based compensation related to grants of stock options, stock appreciation rights, restricted stock awards, and purchases under the Company’s Employee Stock Purchase Plan, as amended and restated (the “ESPP”), at fair value. The Company recognizes compensation expense related to such awards on a straight-line basis over the requisite service period (generally the vesting period) of the equity awards, based on the award's fair value at the grant date. The requisite service period is typically one to four years. Forfeitures for all awards are recognized as incurred.
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
See Note 13 for a further discussion on stock-based compensation.

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
The Company has historically generated significant federal, state, and foreign tax net operating losses, which may be subject to limitation in future periods. Management has fully reserved the related deferred tax assets with a valuation allowance in the current reporting period as it is more likely than not that the related benefit will not be realized. The Company is currently subject to examination in all open tax years.
During the year ended December 31, 2021, the Company recognized $29.2 million in income tax expense related to foreign withholding tax on royalties. During the years ended December 31, 2020 and 2019, the Company recognized no income tax expense.
Net Loss per Share
Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding after giving consideration to the dilutive effect of certain securities outstanding during the period. At December 31, 2021, 2020, and 2019, the Company had potentially dilutive outstanding stock options, stock appreciation rights, and unvested restricted stock units. The Company has generated a net loss in all periods presented; therefore the basic and diluted net loss per share are the same because the inclusion of the potentially dilutive securities would be anti-dilutive. As of December 31, 2021, the Company's Notes (see Note 8) would have been convertible into approximately 2,385,800 shares of the Company's common stock assuming a common stock price of $136.20 or higher. These shares, after giving effect to the add back of interest expense and unamortized debt issuance costs on the Notes and any shares due to the Company upon settlement of its capped call transactions, are excluded from the computation, as their effect is antidilutive.
Foreign Currency
The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of Novavax AB, which is located in Sweden, is the local currency (Swedish Krona) and the functional currency of Novavax CZ, which is located in the Czech Republic, is the local currency (Czech Koruna). The translation of assets and liabilities of Novavax AB and Novavax CZ to U.S. dollars are made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of operations data is made at the average exchange rate in effect for the period. The translation of operating cash flow data is made at the average exchange rate in effect for the period, and investing and financing cash flow data is translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income (loss) was $(1.4) million and $7.0 million at December 31, 2021 and 2020, respectively.
Segment Information
The Company manages its business as one operating segment: the development of recombinant vaccines. The Company does not operate separate lines of business with respect to its vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC Topic 280, Segment Reporting.

Recent Accounting Pronouncements
Not Yet Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022 for the Company and will be applied using a modified retrospective approach. Management has evaluated the impact of adopting ASU 2020-06 and has determined that it will not have a material impact on the Company’s consolidated financial statements.
Note 3 – Marketable Securities
The Company had no marketable securities classified as available-for-sale as of December 31, 2021 as all of the Company's investments were in securities classified as cash and cash equivalents. Marketable securities classified as available-for-sale as of December 31, 2020 were comprised of (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$10,038	$—	$(2)	$10,036
Corporate debt securities	127,003	13	(3)	127,013
Agency securities	20,599	1	—	20,600
Total	$157,640	$14	$(5)	$157,649

Note 4 – Fair Value Measurements
The following table represents the estimated fair value of the Company’s financial assets and liabilities (in thousands):

	Fair Value at December 31, 2021			Fair Value at December 31, 2020
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (1)	$361,822	$—	$—	$96,116	$—	$—
Government-backed securities (1)	—	266,250	—	—	44,250	—
Treasury securities (2)	—	—	—	—	54,088	—
Corporate debt securities (3)	—	790,672	—	—	373,681	—
Agency securities	—	—	—	—	20,600	—
Total cash equivalents and marketable securities	$361,822	$1,056,922	$—	$96,116	$492,619	$—
Liabilities
Convertible notes payable	$—	$447,509	$—	$—	$407,238	$—
(1)Classified as cash and cash equivalents as of December 31, 2021 and 2020 (see Note 2).
(2)Includes $44,052 classified as cash and cash equivalents as of December 31, 2020 on the consolidated balance sheets.
(3)Includes $790,672 and $246,668 classified as cash and cash equivalents as of December 31, 2021 and 2020, respectively, on the consolidated balance sheets.
Fixed-income investments categorized as Level 2 are valued at the custodian bank by a third-party pricing vendor’s valuation models that use verifiable observable market data, such as interest rates and yield curves observable at commonly quoted intervals and credit spreads, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics. Pricing of the Company’s Notes (as defined in Note 8) has been estimated using other observable inputs, including the price of the Company’s common stock, implied volatility, interest rates, and credit spreads among others.
During the years ended December 31, 2021 and 2020, the Company did not have any transfers between Levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 5 – Intangible Assets and Goodwill
Identifiable Intangible Assets
Purchased intangible assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,239	$(3,469)	$4,770	$9,099	$(3,374)	$5,725
Collaboration agreements	3,722	(3,722)	—	4,109	(4,109)	—
Total identifiable intangible assets	$11,961	$(7,191)	$4,770	$13,208	$(7,483)	$5,725
Amortization expense for the years ended December 2021, 2020, and 2019 was $0.4 million, $0.6 million, and $0.7 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 is as follows (in thousands):

Year	Amount
2022	$412
2023	412
2024	412
2025	412
2026	412
Goodwill
The change in the carrying amounts of goodwill was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$135,379	$51,154
Goodwill resulting from the acquisition of Novavax CZ	—	70,662
Currency translation adjustments	(3,900)	13,563
Ending balance	$131,479	$135,379
Note 6 – Acquisition of Novavax CZ

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

Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

The Company has accounted for the Acquisition as a business combination using the acquisition method of accounting, with the Company as the acquirer. The acquisition method requires the Company to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of net assets acquired is recorded as goodwill. The Company completed the appraisal process necessary to assess the fair values of the assets acquired and liabilities assumed to determine the amount of goodwill to be recognized as of the Acquisition Date. The final determination of the fair value of all assets and liabilities was completed in 2020 and is presented in the table below.

The table below summarizes the final allocation of the purchase price based upon the fair values of assets acquired and liabilities assumed (in thousands):

May 27, 2020
Prepaid expense and other current assets	$326
Property and equipment	96,739
Goodwill	70,662
Accounts payable	(1,193)
Accrued expenses	(205)
Other non-current liabilities	(813)
Purchase price, net of cash acquired	$165,516

The fair value of the assets acquired and liabilities assumed was determined using market and cost valuation methodologies. The fair value measurements were based on significant unobservable inputs that were developed by the Company using publicly available information, market participant assumptions, and cost and development assumptions. Because of the use of significant unobservable inputs, the fair value measurements represent a Level 3 measurement as defined in ASC 820. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

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

Impact to Financial Results for the Year Ended December 31, 2020

The results of operations from Novavax CZ have been included in the consolidated financial statements since the Acquisition Date. As a result, the consolidated financial results for the year ended December 31, 2020 does not reflect a full twelve months of Novavax CZ results. From the Acquisition Date through December 31, 2020, Novavax CZ did not recognize any revenue and recorded a net loss from operations of $11.3 million.

The Company incurred approximately $2.7 million of costs related to the Acquisition in the year ended December 31, 2020, which are included within general and administrative expenses in the consolidated statements of operations.

Supplemental Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial information below gives effect to the Acquisition as if it had occurred as of January 1, 2019. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Acquisition been consummated as of that time. The unaudited pro forma financial information combines the historical results of operations of the Company and Novavax CZ and reflects the application of certain pro forma adjustments (in thousands, except per share amounts):

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
Note 7 – Leases

The Company has embedded leases related to multiple manufacturing supply agreements with CMOs and CDMOs to manufacture the Company’s COVID-19 vaccine candidate, NVX-CoV2373, as well as operating leases for its research and development and manufacturing facilities, corporate headquarters and offices, and certain equipment.

During 2021 and 2020, the Company entered into various CMO and CDMO manufacturing supply agreements that include the use of identified manufacturing facilities and contain fixed or minimum commitments. The Company evaluated the agreements at inception and determined that certain of these arrangements contain an embedded lease under ASC 842 as it has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the arrangement. The Company classified the CMO and CDMO arrangements as operating and finance leases based on the terms of the agreement. The Company recognized lease expense related to fixed payments for its short-term operating leases on a straight-line basis over the lease term and lease expense related to variable payments as incurred based on performance or usage in accordance with the contractual agreements. Additionally, during 2021, the Company amended its various CMO and CDMO agreements that modified existing embedded leases under ASC 842 as the Company continued to have the exclusive use of, and control over, a portion of manufacturing facilities and equipment of the supplier during the contractual term of the new arrangement. For leases that were previously determined to represent short-term embedded leases, the modifications did not result in a change in lease classification.

During 2021 and 2020, the Company recognized ROU assets of $144.4 million and $245.9 million, respectively, for its finance leases and long-term operating related to leases embedded in CMO and CDMO manufacturing supply agreements. The Company expensed the ROU assets since they relate to research and development activities for the development of NVX-CoV2373 for which the Company does not have an alternative future use.

During 2021, the Company entered into and extended various facility lease agreements related to research and development facilities and office space. During 2020, the Company entered into a lease agreement for the premises located at 700 Quince Orchard Road, Gaithersburg, Maryland ("700QO"). The lease is for approximately 170,000 square feet of space that the Company intends to use for manufacturing, research and development, and offices. The term of the lease is 15 years with options to extend the lease. The lease provides for an annual base rent of $5.8 million that is subject to future rent increases, and obligates the Company to pay building operating costs. The Company incurred $36.4 million in 2021 related to tenant improvement costs and anticipates that it will incur substantial additional tenant improvement costs, net of total landlord contribution of $30.6 million, through 2023 to bring the building to the condition necessary for its intended use. The Company is anticipated to occupy the premises in phases and occupied the third floor during the first quarter of 2022.

As of December 31, 2021, the facility leases, excluding the 700QO lease, have expirations that range from approximately three to nine years, some of which include options to extend the lease term. The Company includes the option to extend the lease in determining the lease term if it is reasonably certain that the option will be exercised. The facility leases contain provisions for future rent increases and obligate the Company to pay building operating costs. The Company records operating lease expense for each of its operating leases on a straight-line basis from lease commencement date through the end of the lease term.

The Company uses its incremental borrowing rate in determining its ROU assets and long-term lease obligations. The Company uses significant judgment and estimates, including the estimated value of the underlying leased asset and financial profile of comparable companies, to analyze the credit spread as of the lease inception date.

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 was as follows (in thousands, except weighted-average remaining lease term and discount rate):

		December 31,
Lease Assets and Liabilities	Classification	2021	2020
Assets:
ROU assets, operating, net	Other non-current assets	$40,123	$7,794

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$30,983	$3,782
Current portion of finance lease liabilities	Current portion of finance lease liabilities	130,533	105,862
Total current lease liabilities		$161,516	$109,644

Non-current portion of operating lease liabilities	Other non-current liabilities	$39,116	$10,122
Non-current portion of finance lease liabilities	Non-current finance lease liabilities	—	40,083
Total non-current lease liabilities		$39,116	$50,205

Weighted-average remaining lease term (years):
Operating leases		5.0	4.5
Finance leases		3.7	4.7

Weighted-average discount rate:
Operating leases		6.0%	13.8%
Finance leases		5.2%	6.4%
Lease expense for the operating and short-term leases for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease expense	$37,027	$2,462
Short-term lease expense	468,210	66,805
Variable lease expense	116,435	4,854
Finance lease expense:
ROU assets expensed	$112,528	$242,009
Interest expense	7,241	3,097
Total finance lease expense	$119,769	$245,106
Supplemental cash flow information related to leases for the year ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$203,991	$63,634
Operating cash flows used in finance leases	7,241	3,097
Financing cash flows used in finance leases	127,907	96,065

ROU assets obtained in exchange for operating lease obligations	$66,682	$5,590
ROU assets obtained in exchange for finance lease obligations	112,528	242,009
As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Year	Amount
2022	$166,244
2023	7,104
2024	7,238
2025	7,361
2026	7,344
Thereafter	19,186
Total minimum lease payments	214,477
Less: imputed interest	(13,845)
Total lease liabilities	$200,632
Note 8 – Long-Term Debt
Convertible Notes
In 2016, the Company issued $325 million aggregate principal amount of convertible senior unsecured notes that will mature on February 1, 2023 (the “Notes”). The Notes are senior unsecured debt obligations and were issued at par. The Notes were issued pursuant to an indenture dated January 29, 2016 (the “Indenture”) between the Company and the trustee. The Company received $315.0 million in net proceeds from the offering after deducting underwriting fees and offering expenses. The Notes bear cash interest at a rate of 3.75%, payable on February 1 and August 1 of each year, beginning on August 1, 2016. The Notes are not redeemable prior to maturity and are convertible into shares of the Company’s common stock. As a result of the Company’s one-for-twenty reverse stock split in 2019 and pursuant to Section 14.04(a) of the Indenture, the Notes are initially convertible into approximately 2,385,800 shares of the Company’s common stock based on the initial conversion rate of 7.3411 shares of the Company’s common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $136.20 per share of the Company’s common stock, representing an approximate 22.5% conversion premium based on the last reported sale price of the Company’s common stock of $111.20 per share on January 25, 2016. In addition, the holders of the Notes may require the Company to repurchase the Notes at par value plus accrued and unpaid interest following the occurrence of a Fundamental Change (as described in the Indenture). If a holder of the Notes converts upon a Make-Whole Adjustment Event (as described in the Indenture), they may be eligible to receive a make-whole premium through an increase to the conversion rate up to a maximum of 8.9928 shares per $1,000 principal amount of Notes (subject to other adjustments as described in the Indenture).
The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the consolidated balance sheets.

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
Total convertible notes payable consisted of the following at (in thousands):

	December 31,
	2021	2020
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(1,542)	(2,965)
Total convertible notes payable	$323,458	$322,035
Interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Coupon interest at 3.75%	$12,188	$12,188	$12,188
Amortization of debt issuance costs	1,424	1,424	1,424
Total interest expense on Notes	$13,612	$13,612	$13,612

Note 9 – Preferred Stock

In June 2020, the Company entered into a redeemable Series A Convertible Preferred Stock Subscription Agreement, pursuant to which the Company agreed to issue and sell in a private placement 438,885 shares of its newly designated redeemable Series A Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), at a purchase price of $455.70 per share, for total gross proceeds of $200.0 million. During the fourth quarter of 2020, all outstanding shares of Preferred Stock were converted and the Company issued 4,388,850 shares of common stock, par value $0.01 per share, and reclassified $199.8 million from Preferred stock to additional paid in capital. The Company recognized a beneficial conversion feature of approximately $24.1 million at the time of issuance of the Preferred Stock that was recorded in additional paid-in capital and accumulated deficit as the Preferred Stock issuance was contingently redeemable and convertible at any time at the option of the holder.
Note 10 – Stockholders’ Equity
In June 2021, the Company entered into an At Market Issuance Sales Agreement (the "June 2021 Sales Agreement"), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its existing At Market Issuance Sales agreement. As of December 31, 2021, no shares had been sold under the June 2021 Sales Agreement.
During 2021 and 2020, the Company sold 2.6 million and 32.4 million, respectively, of shares of its common stock resulting in net proceeds of approximately $565 million and $877 million, respectively, under its various At Market Issuance Sales Agreement.

Note 11 – Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31 (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$120,029	$171,602
Other current assets	53,491	9,662
Prepaid expenses and other current assets	$173,520	$181,264
Property and Equipment, net
Property and equipment is comprised of the following at December 31 (in thousands):

	December 31,
	2021	2020
Land and buildings	$83,534	$79,096
Machinery and equipment	119,998	31,609
Leasehold improvements	10,282	9,684
Computer hardware	9,670	6,126
Construction in progress	35,114	71,232
	258,598	197,747
Less: accumulated depreciation	(29,902)	(17,793)
Property and equipment, net	$228,696	$179,954
Approximately $168.0 million of net assets used in operations were located in the Czech Republic. Depreciation expense was approximately $12.5 million, $4.3 million, and $5.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Accrued Expenses
Accrued expenses consist of the following at December 31 (in thousands):

	December 31,
	2021	2020
Employee benefits and compensation	$38,419	$20,752
Research and development accruals	577,100	99,994
Other accrued expenses	58,212	16,644
Accrued expenses	$673,731	$137,390

Note 12 – Revenue
The Company recognizes revenue from the performance of research and development activities under government contracts and grant, license, and clinical development agreements, and from royalties under its collaboration and license agreements that include the sale of Matrix-MTM adjuvant.
The Company's accounts receivable included $419.7 million and $262.0 million related to amounts that were billed to customers as of December 31, 2021 and December 31, 2020, respectively. Accounts receivable also included $35.3 million related to amounts which had not yet been billed to customers as of December 31, 2021. There were no amounts which had not yet been billed to customers as of December 31, 2020. During the year ended December 31, 2021, changes in the Company's accounts receivables and deferred revenue balances were as follows (in thousands):

	December 31, 2020	Additions	Deductions	December 31, 2021
Contract receivables:
Accounts receivable	$262,012	2,432,268	(2,239,287)	$454,993
Contract liabilities
Deferred revenue(1)	$273,228	1,598,152	(275,908)	$1,595,472
(1) Amount is comprised of $1.4 billion of current Deferred revenue and $172.5 million of non-current Deferred revenue.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, was approximately $8 billion as of December 31, 2021. The timing to fulfill performance obligations related to grant agreements will depend on the results of the Company's research and development activities, including clinical trials. The timing to fulfill performance obligations related to advance purchase agreements (“APAs”) will depend on timing of product manufacturing, delivery, and receipt of marketing authorizations. The remaining unfilled performance obligations are expected to be fulfilled in less than one year.
As of December 31, 2021, deferred revenue of $1.6 billion primarily related to upfront payments under APAs. The upfront payments are intended to assist the Company in funding investments related to building out and operating its manufacturing and distribution network, among other expenses, in support of its global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development and commercial milestones. However, certain of the APAs may be terminated by the counterparty if the Company does not timely achieve requisite regulatory approval for NVX-CoV2373 in the relevant jurisdictions under such agreements. If the APAs were terminated, the refundable portion of the upfront payments would be repaid.
Grants
The Company recognized grant revenue as follows (in thousands):

	Year Ended December 31,
	2021	2020
U.S. government partnership (a)	$788,953	$204,727
U.S. DoD	21,683	12,519
CEPI	135,445	223,158
BMGF	2,628	12,806
Total grant revenue	$948,709	$453,210

(a) U.S. government partnership formerly known as OWS

U.S. Government Partnership

In July 2020, the Company entered into a Project Agreement (the “Project Agreement”) with Advanced Technology International, Inc. (“ATI”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with OWS. OWS is a partnership among components of the U.S. Department of Health and Human Services and the U.S. Department of Defense working to accelerate the development, manufacturing, and distribution of COVID-19 vaccines, therapeutics, and diagnostics. The Project Agreement relates to the Base Agreement the Company entered into with ATI in June 2020 (the “Base Agreement,” together with the Project Agreement, the “OWS Agreement”). The OWS Agreement requires the Company to conduct certain clinical, regulatory, and other activities, including a pivotal Phase 3 clinical trial to determine the safety and efficacy of NVX-CoV2373, and to manufacture and deliver to the U.S. government 100 million doses of the vaccine candidate. Funding under the OWS Agreement is payable to the Company for various development, clinical trial, manufacturing, regulatory, and other activities. The OWS Agreement contains terms and conditions that are customary for U.S. government agreements of this nature, including provisions giving the U.S. government the right to terminate the Base Agreement and/or the Project Agreement based on a reasonable determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the U.S. government’s interest. If the Project Agreement is terminated prior to completion, the Company is entitled to be paid for work performed and costs or obligations incurred prior to termination and consistent with the terms of the OWS Agreement. In July 2021, the U.S. government instructed the Company to prioritize alignment with the U.S. Food and Drug Administration (“FDA”) on the Company's analytic methods before conducting additional U.S. manufacturing and further indicated that the U.S. government will not fund additional U.S. manufacturing until such agreement has been made. In the third quarter of 2021, the Company updated its estimate-at-completion to reflect the impact of the change to the recognition of the fixed fee under the contract. The U.S. government also instructed the Company to proceed with work under the OWS Agreement related to all other activities, including ongoing clinical trials and nonclinical studies, regulatory interactions, analytics/assays and characterization of manufactured vaccine, and project management. In October 2021 and January 2022, the U.S. government extended the prescribed time to meet its July 2021 instructions until April 2022. The performance period under the Project Agreement extends through 2023 to cover clinical trial activities, subject to early termination by the U.S. government or extension by mutual agreement of the parties.

Under the OWS Agreement, the Company was originally entitled to receive funding of up to $1.75 billion to support certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of the vaccine candidate to the U.S. government. Pursuant to the OWS Agreement, the Company is authorized to make expenditures or incur obligations of up to $1.75 billion. In August 2021, the Company's OWS agreement was amended to increase the contract ceiling by $52.9 million for a revised total of $1.8 billion. The agreement’s authorized funding remains unchanged at $1.75 billion for support of certain activities related to the development of NVX-CoV2373 and the manufacture and delivery of 100 million doses of the vaccine candidate to the U.S. government. As of December 31, 2021, the Company had recognized $1.0 billion in revenue related to the OWS Agreement since the inception of the contract, leaving $0.8 billion remaining to spend. The Company and the U.S. government will determine the timing and amounts for delivery of NVX-CoV2373 doses upon U.S authorization and the Company intends to pursue additional U.S. procurement agreements for supply of NVX-CoV2373 doses.

U.S. Department of Defense

In June 2020, the Company entered into a letter contract that was later amended in January 2021 (the “DoD Contract”) with the DoD Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (“JPEO-CRBND-EB”), under which JPEO-CRBND-EB agreed to provide funding of up to $45.7 million to the Company to support the manufacture of NVX-CoV2373. Under the DoD Contract, the Company is authorized to make expenditures or incur obligations up to the full amount of the funding.

Under the DoD Contract, the Company is expected to deliver 10 million doses of NVX-CoV2373 to the DoD. The 10 million doses of NVX-CoV2373 may be used in Phase 2/3 clinical trials or under an EUA, if approved by the FDA. Pursuant to the DoD Contract, if NVX-CoV2373 is approved by the FDA, the DoD is entitled to most-favored customer status for a period of five years from the award of the DoD Contract, meaning that the Company cannot give any comparable commercial client in the United States more favorable pricing than the DoD under similar transactional circumstances.

Coalition for Epidemic Preparedness Innovations
In May 2020, the Company entered into a restated funding agreement which was amended in November 2020 (the “CEPI Funding Agreement”) with CEPI, under which CEPI agreed to provide funding of up to $399.5 million to the Company to support the development of NVX-CoV2373. The CEPI Funding Agreement provides up to $257.0 million in Grant Funding and up to $142.5 million in Forgivable Loan Funding, which are loans in the form of one or more forgivable no-interest term loans in order to prepay certain manufacturing activities and are not subject to restrictive or financial covenants. Payments received under the CEPI Forgivable Loan Funding are only repayable if the proceeds of sales to one or more third parties of NVX-CoV2373 cover the Company’s costs of manufacturing such vaccine candidate, not including manufacturing costs funded by CEPI. The Company anticipates making repayments starting in 2022.

Under the terms of the CEPI Funding Agreement, among other things, the Company and CEPI agreed on the importance of global equitable access to any vaccines produced pursuant to the CEPI Funding Agreement. Any such vaccines, if approved, are expected to be procured and allocated through global mechanisms under discussion as part of the Access to COVID-19 Tools (ACT) Accelerator, an international initiative launched by the World Health Organization (“WHO”), Gavi the Vaccine Alliance, CEPI, and other global non-governmental organizations and governmental leaders in 2020.

The scope and continuation of the CEPI Funding Agreement may be amended depending on ongoing developments of the COVID-19 outbreak and the success of NVX-CoV2373 relative to other third-party COVID-19 vaccine candidates or treatments. If the WHO, CEPI, or a regulatory authority having jurisdiction over a clinical trial of NVX-CoV2373 determines that a third-party product candidate has substantially greater potential than a Company vaccine product, the Company must cease its clinical trial in the relevant region, and will be reimbursed for any costs incurred as a result thereof. In addition, CEPI has the right to unilaterally terminate the CEPI Funding Agreement if CEPI reasonably determines that (i) there are material safety, regulatory, or ethical issues with the development of NVX-CoV2373, (ii) NVX-CoV2373 development should be limited in scope or terminated, (iii) the Company becomes unable to discharge its obligations under the agreement, (iv) the Company fails to meet certain milestones, or (v) the Company commits fraud or a financial irregularity.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreements are incurred.

Bill & Melinda Gates Foundation

In support of the Company's development of ResVax, the project name for the respiratory syncytial virus (“RSV”) vaccine candidate, in September 2015, the Company entered into the grant agreement with BMGF (the “BMGF Grant Agreement”), under which it was awarded a grant totaling up to $89.1 million (the “Grant”). The Grant supported ResVax development activities, including the Company's global Phase 3 clinical trial in pregnant women in their third trimester and other regulatory efforts. The BMGF Grant Agreement was completed as of December 31, 2021. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as a part of the BMGF Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of ResVax available and accessible at affordable pricing to people in certain low- and middle-income countries. Unless terminated earlier by BMGF, the GACA will continue in effect until the later of 15 years from its effective date, or 10 years after the first sale of a product under defined circumstances. The term of the GACA may be extended in certain circumstances, by a period of up to five additional years.

In July 2020, the Company entered into a grant agreement with BMGF (the “BMGF SA Grant Agreement”) under which it was awarded and received a grant of $15.0 million to support a Phase 2b clinical trial in the Republic of South Africa to evaluate the safety, immunogenicity, and potential efficacy of NVX-CoV2373. As of December 31, 2021, the Company had recognized the full amount of the grant as revenue.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the BMGF Grant Agreement and the BMGF SA Grant Agreement are restricted as to their use until expenditures contemplated in the agreements are incurred.
Royalties and Other

For the year ended December 31, 2021, the Company recognized $178.6 million in revenue related to sales-based royalties. For the year ended December 31, 2020, the Company recognized $20.0 million related to a development and commercial milestone payment.

Serum Institute of India Private Limited

In July 2020, the Company entered into a supply and license agreement with Serum Institute of India Private Limited (“SIIPL”), which was amended in September 2020 and amended and restated in July 2021, under which the Company granted exclusive and non-exclusive licenses to SIIPL for the development, co-formulation, filling and finishing, registration, and commercialization by SIIPL of NVX-CoV2373. SIIPL agreed to purchase Matrix-M™ adjuvant from the Company and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373 under the terms of the agreement. The parties will equally split the revenue from sale of NVX-CoV2373 by SIIPL in its licensed territory, net of agreed costs. The Company granted to SIIPL (i) an exclusive license in India during the agreement and (ii) a non-exclusive license (a) during the “Pandemic Period” (as declared by the WHO) in all countries other than specified countries designated by the World Bank as upper-middle or high-income countries, with respect to which the Company retains rights, and (b) after the Pandemic Period, in only those countries designated as low or middle-income by the World Bank. Following the Pandemic Period, the Company may notify SIIPL of any bona fide opportunities for the Company to license NVX-CoV2373 to a third party in such low and middle-

income countries and SIIPL would have an opportunity to match or improve such third-party terms, failing which, the Company would have the discretion to remove one or more non-exclusive countries from SIIPL’s license. In October 2021, the Company entered into a supply agreement and a contract development manufacturing agreement with SIIPL and Serum Life Sciences Limited ("SLS") under which SIIPL and SLS will supply the Company with NVX-CoV2373 for commercialization in certain territories.

Takeda Pharmaceutical Company Limited

In February 2021, the Company finalized a collaboration and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”), under which the Company granted Takeda an exclusive license to develop, manufacture, and commercialize NVX-CoV2373 in Japan. Under the agreement, Takeda purchases Matrix-M™ adjuvant from the Company to manufacture doses of NVX-CoV2373 and the Company is entitled to receive payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of NVX-CoV2373. In September 2021, Takeda finalized an agreement with the Government of Japan’s Ministry of Health, Labour and Welfare ("MHLW") for the purchase of 150 million doses of NVX-CoV2373. The announcement followed an update from MHLW on its ongoing efforts to secure coronavirus vaccine for the citizens of Japan. These efforts include vaccine procurement by Takeda pursuant to the terms of the collaboration and license agreement that the Company entered into with Takeda in February 2021. In 2020, the Company recognized revenue as a result of achieving a development milestone from the Takeda arrangement in the amount of $20.0 million, which is included in Royalties and other revenue on the Statements of Operations. The Company is eligible for a future milestone payment of an additional $20.0 million upon regulatory approval in Japan.

SK bioscience, Co., Ltd.

In February 2021, the Company finalized an expanded collaboration and license agreement with SK bioscience, Co., Ltd. ("SK bioscience") to manufacture and commercialize NVX-CoV2373 for sale to the government of Korea. Concurrently, SK bioscience finalized an APA with the Korean government to supply 40 million doses of NVX-CoV2373 to the Republic of Korea beginning in 2021. The agreement is in addition to the Company's existing manufacturing arrangement with SK bioscience entered into in August 2020. Under the collaboration agreement, SK bioscience was granted an exclusive license to develop, manufacture, and commercialize NVX-CoV2373 in the Republic of Korea. SK bioscience will pay the Company a tiered royalty in the low to middle double-digit range on the sale of NVX-CoV2373. In May 2021, the Company entered a non-binding Memorandum of Understanding with the Ministry of Health and Welfare of Korea and SK bioscience to explore further cooperation in the development and manufacturing of vaccines, including NVX-CoV2373, and to potentially explore the development of new vaccine products with SK bioscience, including COVID-19 variant vaccines and/or an influenza/COVID-19 combination vaccine. SK bioscience expanded its capacity to manufacture the antigen component of NVX-CoV2373 and, in December 2021, the Company amended the collaboration and license agreement to grant a non-exclusive license to cover Thailand and Vietnam, subject to a low to middle double-digit royalty, and for SK biosciences to supply the antigen component of NVX-CoV2373 to the Company for use in the final drug product globally, including product distributed by the COVAX Facility.
Advance Purchase Agreements (APAs)
During the years ended December 31, 2021 and 2020, the Company entered into various APAs for NVX-CoV2373. Under the terms of the Company's advance purchase agreements, government counterparties make upfront payments and have certain termination rights, or rights to reduce or cancel orders, if regulatory approval for the vaccine is not received or if supply is materially interrupted, delayed, or deferred. The Company records such upfront payments as deferred revenue and will recognize revenue when the vaccine is delivered to its customers. As of December 31, 2021 and 2020, the Company had deferred revenue related to APAs of $1.6 billion and $45.0 million, respectively.
Under the terms of the APA with Gavi and a separate purchase agreement between Gavi and SIIPL, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility. The Company expects to manufacture and distribute 350 million doses of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL is expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. The Company expects to deliver doses with antigen and adjuvant manufactured at facilities directly funded under the Company's funding agreement with CEPI, with initial doses supplied by SIIPL and SLS under a supply agreement. The Company expects to supply significant doses that Gavi would allocate to low-, middle- and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi may prioritize such doses to low- and middle- income countries, at lower prices. Additionally, the Company may provide additional doses of NVX-CoV2373, to the extent available from CEPI funded manufacturing facilities, in the event that SIIPL cannot materially deliver expected vaccine doses to the COVAX Facility. Under the agreement, the Company received an upfront payment from Gavi of $350.0 million in 2021 and has recorded a receivable as of December 31, 2021, for an additional $350.0 million because the Company secured EUL for NVX-CoV2373 by the WHO in December 2021, which are recorded as deferred revenue.
The Company also has an APA with the European Commission acting on behalf of various European Union member states to supply a minimum of 20 million and up to 100 million initial doses of NVX-CoV2373, with the option for the Commission to purchase an additional 100 million doses up to a maximum aggregate of 200 million doses in one or more tranches, through 2023. Under the terms of the APA, the Company agreed to manufacture the vaccine in facilities located in the European Union and ensure continued efficacy of the vaccine against variants of the SARS-CoV-2 virus. Pursuant to the terms of the APA, the Company is prohibited from supplying NVX-CoV2373 to any third party if such delivery would impede or limit the fulfillment of the Company’s obligations to the European Commission under the APA, except with respect to the Company’s obligations under its APA with Gavi.
Note 13 – Stock-Based Compensation
Equity Plans
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 12.4 million shares of common stock under equity awards granted under the 2015 Plan, which includes an increase of 1.5 million shares approved for issuance under the 2015 Plan at the Company’s 2021 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.
The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms.
The 2015 Plan permits and the 2005 Plan permitted the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights, and restricted stock units. In addition, under the 2015 Plan, unrestricted stock, stock units, and performance awards may be granted. Stock options and stock appreciation rights generally have a maximum term of 10 years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company’s common stock at the time of grant. Grants of stock options are generally subject to vesting over periods ranging from one to four years.
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$86,928	$55,955	$8,436
General and administrative	96,698	72,080	8,612
Total stock-based compensation expense	$183,626	$128,035	$17,048
As of December 31, 2021, there was approximately $190 million of total unrecognized compensation expense related to unvested stock options, stock appreciation rights, restricted stock units and the Employee Stock Purchase Plan, as amended (the “ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of 1.2 years and will be allocated between research and development and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods and awards that require approval by the stockholders.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and stock appreciation rights) that would have been received by the holders had all stock option and stock appreciation rights holders exercised their stock options and stock appreciation rights on December 31, 2021. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of stock options and stock appreciation rights exercises and vesting of restricted stock units for 2021, 2020, and 2019 was $453.8 million, $187.3 million, and $0.5 million, respectively.

Stock Options and Stock Appreciation Rights
The following is a summary of stock options and stock appreciation rights activity under the 2015 Plan and the 2005 Plan for the year ended December 31, 2021:

	2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2021	5,420,463	$38.05	214,186	$88.11
Granted	81,959	$177.84	—	$—
Exercised	(1,778,688)	$31.11	(145,961)	$78.11
Canceled	(87,897)	$120.62	—	$—
Outstanding at December 31, 2021	3,635,837	$42.60	68,225	$109.52
Shares exercisable at December 31, 2021	1,170,259	$57.01	68,225	$109.52
Shares available for grant at December 31, 2021	3,716,636

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant or the date upon which the 2015 Plan was approved by the Company’s stockholders for certain stock options granted in 2020 and 2019 using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Weighted average Black-Scholes fair value of stock options and SARs granted	$158.02	$80.48	$4.98
Risk-free interest rate	0.5%-1.3%	0.2%-1.5%	1.5%-2.6%
Dividend yield	—%	—%	—%
Volatility	124.7%-142.0%	116.0%-152.2%	105.4%-134.1%
Expected term (in years)	4.1-6.1	3.9-7.6	3.9-7.5
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights outstanding under the 2015 Plan and 2005 Plan as of December 31, 2021 was approximately $376 million and 7.7 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and stock appreciation rights exercisable under the 2015 Plan and 2005 Plan as of December 31, 2020 was approximately $108 million and 6.8 years, respectively.
Restricted Stock Units
The following is a summary of restricted stock units activity for the year ended December 31, 2021:

	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at January 1, 2021	1,044,980	$72.59
Restricted stock units granted	316,571	$191.82
Restricted stock units vested	(488,370)	$69.02
Restricted stock units forfeited	(53,353)	$141.01
Outstanding and unvested at December 31, 2021	819,828	$116.70
Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 600,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At December 31, 2021, there were 164,495 shares available for issuance under the ESPP.
The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Range of Black-Scholes fair values of ESPP shares granted	$83.47-$238.85	$2.57-$92.67	$2.57-$35.00
Risk-free interest rate	0.1%-0.2%	0.2%-2.6%	1.2%-2.6%
Dividend yield	—%	—%	—%
Volatility	114.9%-159.4%	66.6%-189.7%	52.2%-171.6%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Note 14 – Employee Benefits
The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.
The Company matches 100% of the first 3% of the participants’ deferral, and 50% on the next 2% of the participants’ deferral, up to a potential 4% Company match. The Company’s matching contributions to the 401(k) plan vest immediately. Under its 401(k) plan, the Company has recorded expense of $3.4 million, $0.9 million, and $1.0 million in 2021, 2020, and 2019, respectively.
The Company’s foreign subsidiaries have pension plans under local tax and labor laws and are obligated to make contributions to the plan. Contributions and other expenses related to this plan were $1.7 million, $1.0 million, and $0.7 million in 2021, 2020, and 2019, respectively.
Note 15 – Income Taxes
The Company’s income (loss) from operations before income tax expense by jurisdiction for the years ended December 31 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(1,633,016)	$(455,253)	$(124,189)
Foreign	(81,520)	36,994	(8,505)
Loss before income tax expense	$(1,714,536)	$(418,259)	$(132,694)

During the year ended December 31, 2021, the Company recognized $29.2 million of income tax expense related to foreign withholding tax on royalties. During the years ended December 31, 2020 and 2019, the Company recognized no income tax expense.
A reconciliation of the provision for income tax to the amount computed by applying the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax rate	(21)%	(21)%	(21)%
State income taxes, net of federal benefit	(6)%	(3)%	(2)%
Research and development and other tax credits	(1)%	—%	(3)%
Non-deductible expenses	2%	4%	—%
Non-cash stock-based compensation	(4)%	(7)%	—%
Foreign tax expense	1%	—%	—%
Other	1%	1%	1%
Change in tax rate	—%	(5)%	3%
Change in valuation allowance	30%	31%	22%
Income tax provision	2%	—%	—%

As of December 31, 2021, the Company has available federal, state, and foreign net operating losses of $3.2 billion, $2.8 billion, and $127.6 million, respectively, that may be applied against future taxable income. Federal net operating losses of $0.9 billion will expire in the years 2022 to 2037. The remaining $2.3 billion of federal net operating losses can be carried forward indefinitely. A portion of the foreign net operating losses will begin to expire in 2023. The Company also has research tax credits of $44.6 million that continue to expire in 2022. Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to ownership changes of the Company. As of December 31, 2021, the Company does not expect such limitation, if any, to impact the use of the net operating losses and business tax credits.
The Company files income tax returns in the U.S. federal jurisdiction and in various states, as well as in Sweden and the Czech Republic. The Company has U.S. tax net operating losses and credit carryforwards that are subject to examination from 2002 through 2021. The returns in Sweden are subject to examination from 2015 through 2021 and the returns for the Czech Republic are subject to examination from 2018 through 2021.

The significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforward	$845,731	$325,655
Foreign net operating loss carryforward	25,625	8,620
Research tax credits	44,618	35,065
Lease liability	52,852	39,548
Deferred revenue	20,262	60,657
Non-cash stock-based compensation	24,698	22,577
Original discount interest	1,729	3,177
Other	11,801	12,019
Total deferred tax assets	1,027,316	507,318
Valuation allowance	(1,015,333)	(504,788)
Net deferred tax assets	$11,983	$2,530
Deferred tax liabilities:
ROU assets	(10,071)	(1,253)
Intangibles	(1,034)	(1,198)
Other	(878)	(79)
Total deferred tax liabilities	$(11,983)	$(2,530)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets, including its history of significant losses in every year since inception and, in accordance with U.S GAAP, has fully reserved the net deferred tax asset. The Company concluded that realization of its net deferred tax assets is not more-likely-than-not to be realized as of December 31, 2021. The valuation allowance increased by $510.5 million and $139.0 million for the years ended December 31, 2021 and 2020, respectively, primarily due to the increase in net operating loss carry-forwards and research and development tax credits.
On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2021, the Company reassessed the valuation allowance and considered negative evidence, including its cumulative losses over the three years ended December 31, 2021, and positive evidence, including its recent regulatory authorizations for NVX-CoV2373. After assessing both the negative and positive evidence, the Company concluded that it should maintain the valuation allowance on its net operating losses and its other deferred tax assets as of December 31, 2021. The release of the valuation allowance, as well as the exact timing and the amount of such release, continue to be subject to, among other things, the Company's level of profitability, revenue growth, clinical program progression, and expectations regarding future profitability. The Company's total deferred tax asset balance subject to the valuation allowance was $1.0 billion at December 31, 2021.
The Company recognizes the effect of a tax position when it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the year ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits balance at January 1,	$8,766	$—	$—
Additions for tax positions of current year	4,158	1,413	—
Additions for tax positions of prior years	—	7,353	—
Reductions for tax positions of prior year	(1,770)	—	—
Settlements of tax positions of prior years	—	—	—
Unrecognized tax benefits balance at December 31,	$11,154	$8,766	$—

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, the Company had no accruals for interest or penalties related to income tax matters. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $11.2 million.
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

Note 17 – Commitment and Contingencies

Legal Matters

On February 26, 2021, a Novavax stockholder named Thomas Golubinski filed a derivative complaint against members of the Novavax board of directors and members of senior management in the Delaware Court of Chancery, captioned Thomas Golubinski v. Richard H. Douglas, et al., No. 2021-0172-JRS. Novavax is deemed a nominal defendant. Golubinski challenged equity awards made in April 2020 and in June 2020 on the ground that they were “spring-loaded,” that is, made at a time when such board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserted claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff sought an award of damages to the Company, an order rescinding both awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. On May 10, 2021, the defendants moved to dismiss the complaint in its entirety. On June 17, 2021, the Company’s stockholders voted FOR ratification of the April 2020 awards and ratification of the June 2020 awards. Details of the ratification proposals are set forth in the Company’s Definitive Proxy Statement filed with the SEC on May 3, 2021. The results of the vote were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021. Thereafter, the plaintiff stipulated that, as a result of the outcome of the June 17, 2021 vote, the plaintiff no longer intends to pursue the lawsuit or any claim arising from the April 2020 and June 2020 awards. On August 23, 2021, the plaintiff filed a motion seeking an award of attorneys’ fees and expenses, to which the defendants filed an opposition. The action is currently stayed, and upon final resolution of the plaintiff’s motion for an award of fees and expenses, the action will be automatically dismissed. As such, the Company is not expecting any material estimable financial impact of the plaintiff's claim.

On November 12, 2021, Sothinathan Sinnathurai filed a purported class action in the U.S. District Court for the District of Maryland against Novavax and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). The complaint in the Sinnathurai Action alleges that the defendants made certain purportedly false and misleading statements concerning NVX-CoV2373, including with respect to the Company’s manufacturing capabilities and NVX-CoV2373’s regulatory and commercial prospects. The purported class is defined as those who purchased or otherwise acquired Novavax securities between March 2, 2021 and October 19, 2021. The complaint demands an award of damages on behalf of the purported class and attorneys’ fees incurred in connection with the litigation. On January 26, 2022, the court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The court has ordered the co-lead plaintiffs to file an amended complaint by March 11, 2022. The Company’s response to the amended complaint is due April 25, 2022.

After the Sinnathurai Action was filed, three derivative lawsuits were filed and are currently pending in the U.S. District Court for the District of Maryland: Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), and William Kirst, et al. v. Stanley C. Erck, et al., No. 8:22-cv-00024-TDC (the “Kirst Action”). The derivative lawsuits name members of the board of directors and certain members of senior management as defendants. Novavax is deemed a nominal defendant. The derivative plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees. Novavax removed the Kirst Action from the Circuit Court for Montgomery County, Maryland. On February 7, 2022, the plaintiffs in the Kirst Action filed a motion to remand the action to state court and, in response, the Company has filed an opposition. The Court also entered an order tolling the defendants’ time to respond to the complaints in the Meyer and Yung Actions pending submission of a joint proposed briefing schedule on any anticipated motion practice in those cases by March 25, 2022. On February 4, 2022, the Court entered an order consolidating the Meyer and Yung Actions. The financial impact of the claims is not estimable.

The Company is also involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, management does not expect the resolution of these legal proceedings to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Purchase Commitments

The Company has entered into agreements in the normal course of business with CMOs and CDMOs supplying the Company with production capabilities, and with vendors for preclinical studies, clinical trials, and other goods or services. A number of these arrangements are within the scope of lease accounting (see Note 7). Certain agreements provide for termination rights subject to termination fees. Under such agreements, the Company is contractually obligated to make payments to vendors, mainly to reimburse them for their estimated unrecoverable expenses. The exact amount of such obligations are dependent on the timing of termination, and the terms of the relevant agreement, and cannot be reasonably estimated. As of December 31, 2021, most of these agreements were active ongoing arrangements and the Company expects to receive value from these arrangements in the future. The Company recognizes fees related to obligations for terminated contracts where such fees are reasonably estimable. The Company did not accrue obligations that were not reasonably estimable.

As of December 31, 2021, the Company had no non-cancelable purchase commitments with a remaining term of more than one year as compared with approximately $117 million as of December 31, 2020.
Note 18 – Subsequent Events
In January 2022, the Company sold 0.4 million shares of its common stock resulting in net proceeds of $34.7 million under the June 2021 Sales Agreement, with a remaining balance of $464.9 million available thereafter.
In January and February 2022, the Company received authorization for NuvaxovidTM from the regulatory authorities in Canada, Singapore, New Zealand, Great Britain, Australia, and South Korea.
In January 2022, the Company submitted a request to the FDA for EUA of NVX-CoV2373.
In February 2022, the Company’s Project Agreement with ATI was modified to include a Phase 3 efficacy study with respect to 2019n-CoV-301 in adolescents with a booster component and accordingly, the performance period under the Project Agreement was extended to December 31, 2023.