Form 10-Q
period 2022-03-31
NOVAVAX INC
filed 2022-05-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 78,134,595 as of April 30, 2022.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021	2
	Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
PART II. OTHER INFORMATION		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 6.	Exhibits	32
SIGNATURES		33

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Product sales	$585,628	$—
Grants	99,301	446,893
Royalties and other	19,042	336
Total revenue	703,971	447,229

Expenses:
Cost of sales	15,204	—
Research and development	383,483	592,671
Selling, general, and administrative	95,992	63,190
Total expenses	494,679	655,861
Income (loss) from operations	209,292	(208,632)
Other income (expense):
Interest expense	(4,876)	(4,839)
Other income (expense)	1,654	(6,231)
Income (loss) before income tax expense	206,070	(219,702)
Income tax expense	2,662	3,017
Net income (loss)	$203,408	$(222,719)

Net income (loss) per share:
Basic	$2.66	$(3.05)
Diluted	$2.56	$(3.05)
Weighted average number of common shares outstanding
Basic	76,457	73,035
Diluted	80,711	73,035
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$203,408	$(222,719)
Other comprehensive income (loss):
Net unrealized losses on marketable securities available-for-sale, net of reclassifications	—	(9)
Foreign currency translation adjustment	41	(7,372)
Other comprehensive income (loss)	41	(7,381)
Comprehensive income (loss)	$203,449	$(230,100)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,570,954	$1,515,116
Restricted cash	11,492	11,490
Accounts receivable	478,156	454,993
Inventory	106,648	8,872
Prepaid expenses and other current assets	180,155	164,648
Total current assets	2,347,405	2,155,119
Property and equipment, net	247,213	228,696
Right of use asset, net	86,352	40,123
Intangible assets, net	4,535	4,770
Goodwill	130,756	131,479
Other non-current assets	18,614	16,566
Total assets	$2,834,875	$2,576,753
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$135,128	$127,050
Accrued expenses	559,876	673,731
Deferred revenue	1,094,232	1,422,944
Current portion of finance lease liabilities	116,684	130,533
Convertible notes payable	323,814	—
Other current liabilities	31,271	36,061
Total current liabilities	2,261,005	2,390,319
Deferred revenue	441,748	172,528
Convertible notes payable	—	323,458
Other non-current liabilities	66,798	42,121
Total liabilities	2,769,551	2,928,426

Commitments and contingencies (Note 15)

Stockholders' equity (deficit):
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2022 and December 31, 2021; and 78,722,337 shares issued and 78,122,978 shares outstanding at March 31, 2022 and 76,433,151 shares issued and 75,841,171 shares outstanding at December 31, 2021	787	764
Additional paid-in capital	3,566,292	3,351,967
Accumulated deficit	(3,414,542)	(3,617,950)
Treasury stock, cost basis, 599,359 shares at March 31, 2022 and 591,980 shares at December 31, 2021	(85,901)	(85,101)
Accumulated other comprehensive loss	(1,312)	(1,353)
Total stockholders’ equity (deficit)	65,324	(351,673)
Total liabilities and stockholders’ equity (deficit)	$2,834,875	$2,576,753
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Three Months Ended March 31, 2022 and 2021
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	76,433,151	$764	$3,351,967	$(3,617,950)	$(85,101)	$(1,353)	$(351,673)
Stock-based compensation	—	—	32,933	—	—	—	32,933
Stock issued under incentive programs	91,788	1	2,029	—	(800)	—	1,230
Issuance of common stock, net of issuance costs of $2,311	2,197,398	22	179,363	—	—	—	179,385
Foreign currency translation adjustment	—	—	—	—	—	41	41
Net income	—	—	—	203,408		—	203,408
Balance at March 31, 2022	78,722,337	$787	$3,566,292	$(3,414,542)	$(85,901)	$(1,312)	$65,324

Balance at December 31, 2020	71,350,365	$714	$2,535,476	$(1,874,199)	$(41,806)	$7,024	$627,209
Stock-based compensation	—	—	53,060	—	—	—	53,060
Stock issued under incentive programs	541,251	5	26,745	—	(2,651)	—	24,099
Issuance of common stock, net of issuance costs of $7,292	2,578,967	26	564,833	—	—	—	564,859
Unrealized loss on marketable securities	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	(7,372)	(7,372)
Net loss	—	—	—	(222,719)	—	—	(222,719)
Balance at March 31, 2021	74,470,583	$745	$3,180,114	$(2,096,918)	$(44,457)	$(357)	$1,039,127
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income (loss)	$203,408	$(222,719)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,765	2,317
Non-cash stock-based compensation	32,933	53,060
Right-of-use assets expensed	214	951
Other items, net	634	6,362
Changes in operating assets and liabilities:
Inventory	(99,557)	—
Receivables, prepaid expenses, and other assets	(56,016)	220,205
Accounts payable and accrued expenses	(115,500)	53,325
Deferred revenue	(61,391)	549,584
Net cash provided by (used in) operating activities	(88,510)	663,085

Investing Activities:
Capital expenditures	(16,826)	(13,781)
Purchases of marketable securities	—	(2,167)
Proceeds from maturities and sale of marketable securities	—	157,557
Net cash provided by (used in) investing activities	(16,826)	141,609

Financing Activities:
Net proceeds from sales of common stock	179,385	564,859
Net proceeds from the exercise of stock-based awards	1,318	24,099
Finance lease payments	(20,838)	(11,971)
Net cash provided by financing activities	159,865	576,987
Effect of exchange rate on cash, cash equivalents, and restricted cash	1,312	(1,349)
Net increase in cash, cash equivalents, and restricted cash	55,841	1,380,332
Cash, cash equivalents, and restricted cash at beginning of period	1,528,259	648,738
Cash, cash equivalents, and restricted cash at end of period	$1,584,100	$2,029,070

Supplemental disclosure of non-cash activities:
Right-of-use assets from new lease agreements	$58,352	$9,770
Capital expenditures included in accounts payable and accrued expenses	$15,874	$9,076

Supplemental disclosure of cash flow information:
Cash interest payments	$6,654	$7,530
Cash paid for income taxes	$15,451	$3,017

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
Note 1 – Organization and Business

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a biotechnology company that promotes improved global health through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s coronavirus vaccine, NVX-CoV2373, and its lead influenza vaccine candidate, a quadrivalent influenza vaccine, previously known as NanoFlu, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. NVX-CoV2373 and the Company’s influenza vaccine include the use of the Company's proprietary Matrix-M™ adjuvant.

As of March 31, 2022, the Company had received approval, interim authorization, provisional approval, conditional marketing authorization, and emergency use authorization (“EUA”) from multiple regulatory authorities globally for NVX-CoV2373, including by the World Health Organization (“WHO”), as well as the European Medicines Agency's (“EMA”) and the United Kingdom's Medicines and Healthcare products Regulatory Agency (“MHRA”), both of which are considered regulatory authorities that apply stringent standards and meet the WHO standards for quality, safety, and efficacy in their regulatory review process.

During the three months ended March 31, 2022, the Company commenced commercial shipments of NVX-CoV2373 doses, under the brand name, Nuvaxovid™.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accumulated other comprehensive income included a foreign currency translation loss of $1.3 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively.
The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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
Revenue Recognition - Product Sales

Product sales are associated with our NVX-CoV2373 supply agreements, sometimes referred to as advance purchase agreements (“APAs”), with various international governments. The Company recognizes revenue from product sales based on the transaction price per dose calculated in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) when control of the product transfers to the customer and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory. If an APA includes a term that may have the effect of decreasing the price per dose of previously delivered shipments, the Company constrains the price until it is probable that a significant reversal in revenue recognized will not occur.
Cost of Sales
Cost of sales includes cost of raw materials, production, and manufacturing overhead costs associated with the Company’s product sales during the period. Cost of sales also includes adjustments for excess, obsolete, or expired inventory to the extent management determines that the cost cannot be recovered based on estimates about future demand. Cost of sales does not include certain expenses related to raw materials, production, and manufacturing overhead costs which were expensed as described under the caption “Inventory” below.
Inventory

Inventory is recorded at the lower of lease-adjusted standard cost or net realizable value under the First In, First Out (“FIFO”) methodology, taking into consideration the expiration of the inventory item. The Company determines cost using a standard cost method, which approximates average cost. Average cost consists primarily of costs associated with the purchase of raw materials, the cost of manufacturing goods, including the services and products of third-party suppliers, and the application of manufacturing overhead. The Company utilizes third-party contract manufacturing organizations (“CMOs”), contract development and manufacturing organizations (“CDMOs”) and other suppliers and service organizations to support the procurement and processing of raw materials, management of inventory, packaging, and the delivery process. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete, or expired inventory through cost of goods sold.

Prior to initial regulatory authorization for its product candidates, the Company expenses costs relating to raw materials, production, and manufacturing overhead costs as research and development expenses in the consolidated statements of operations, in the period incurred. Subsequent to initial regulatory authorization for a product candidate, the Company capitalizes the costs of production for a particular supply chain as inventory when the Company determines that it has a present right to the economic benefit associated with the product.

Recent Accounting Pronouncements
Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), with amendments in 2018, 2019, and 2020. The ASU sets forth a “current expected credit loss” (“CECL”) model that requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. The ASU is effective for the Company beginning on January 1, 2023. Management is currently evaluating the effect of the guidance and does expect it to have a material impact on the Company’s consolidated financial statements.
Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts in an entity’s own equity. Specifically, the new standard removed the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It also removed certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and simplified the diluted earnings per share calculation for convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 using a modified retrospective approach, which did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Revenue
The Company's accounts receivable included $425.9 million and $419.7 million related to amounts that were billed to customers and $52.3 million and $35.3 million related to amounts which had not yet been billed to customers as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, changes in the Company's accounts receivables and deferred revenue balances were as follows (in thousands):

	December 31, 2021	Additions	Deductions	March 31, 2022
Contract receivables:
Accounts receivable	$454,993	625,124	(601,961)	$478,156
Contract liabilities:
Deferred revenue(1)	$1,595,472	49,094	(108,586)	$1,535,980
(1)    Amount is comprised of $1.1 billion and $1.4 billion of current Deferred revenue and $441.7 million and $172.5 million of non-current Deferred revenue as of March 31, 2022 and December 31, 2021, respectively.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, was approximately $7 billion as of March 31, 2022. The timing to fulfill performance obligations related to grant agreements will depend on the results of the Company's research and development activities, including clinical trials. The timing to fulfill performance obligations related to APAs will depend on timing of product manufacturing, delivery, and receipt of marketing authorizations. The remaining unfilled performance obligations are expected to be fulfilled in less than 12 months.
Grants
The Company recognized grant revenue as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
U.S. government partnership (“OWS”)	$99,301	$363,560
U.S. Department of Defense (“DoD”)	—	19,144
Coalition for Epidemic Preparedness Innovations (“CEPI”)	—	61,561
Bill & Melinda Gates Foundation (“BMGF”)	—	2,628
Total	$99,301	$446,893
Royalties and Other
For the three months ended March 31, 2022, the Company recognized $7.4 million in revenue related to sales-based royalties. For the three months ended March 31, 2021, the Company did not recognize any revenue related to sales-based royalties.
Note 4 – Collaboration and License Agreements
Serum Institute
The Company previously granted Serum Institute of India Private Limited (“SIIPL”) exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of NVX-CoV2373. SIIPL agreed to purchase the Company's Matrix-MTM adjuvant and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373. The Company and SIIPL equally split the revenue from SIIPL’s sale of NVX-CoV2373 in its licensed territory, net of agreed costs. The Company also has a supply agreement with SIIPL and Serum Life Sciences Limited (“SLS”) under which SIIPL and SLS supply the Company with NVX-CoV2373 for commercialization and sale in certain territories.

Takeda Pharmaceutical Company Limited
The Company has a collaboration and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) under which the Company granted Takeda an exclusive license to develop, manufacture, and commercialize NVX-CoV2373 in Japan. Under the agreement, Takeda purchases the Company's Matrix-M™ adjuvant to manufacture NVX-CoV2373 and the Company is entitled to receive payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of NVX-CoV2373 in the low to middle double-digit range. The Company is eligible for a future milestone payment of $20.0 million upon the first sale in Japan. Regulatory approval in Japan was received in April 2022 (see Note 16).
SK bioscience, Co., Ltd.
The Company has a collaboration and license agreement with SK bioscience, Co., Ltd. (“SK bioscience”) to manufacture and commercialize NVX-CoV2373 for sale to the governments of Korea, Thailand, and Vietnam. SK bioscience pays a royalty in the low to middle double-digit range. Additionally, the Company has a manufacturing supply arrangement with SK bioscience under which SK bioscience supplies the Company with the antigen component of NVX-CoV2373 for use in the final drug product globally, including product to be distributed by the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies.
Note 5 – Earnings (Loss) per Share
Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss), basic	$203,408	$(222,719)
Interest on convertible notes, net	3,403	—
Net income (loss), dilutive	206,811	(222,719)
Denominator:
Weighted average number of common shares outstanding, basic	76,457	73,035
Effect of dilutive securities	4,254	—
Weighted average number of common shares outstanding, dilutive	80,711	73,035
Net income (loss) per share:
Basic	$2.66	$(3.05)
Diluted	$2.56	$(3.05)

Anti-dilutive securities excluded from calculations of diluted net income (loss) per share	1,474	8,659
Note 6 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,570,954	$1,515,116
Restricted cash, current	11,492	11,490
Restricted cash, non-current(1)	1,654	1,653
Cash, cash equivalents, and restricted cash	$1,584,100	$1,528,259
(1)Classified as Other non-current assets as of March 31, 2022 and December 31, 2021, on the consolidated balance sheets.

Note 7 – Fair Value Measurements
The following table represents the Company's fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at March 31, 2022			Fair Value at December 31, 2021
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$500,411	$—	$—	$361,822	$—	$—
Government-backed securities(1)	—	179,500	—	—	266,250	—
Treasury securities(1)	—	54,009	—	—	—	—
Corporate debt securities(1)	—	672,208	—	—	790,672	—
Agency securities(1)	—	62,739	—	—	—	—
Total cash equivalents	$500,411	$968,456	$—	$361,822	$1,056,922	$—
Liabilities
Convertible notes payable	$—	$348,098	$—	$—	$447,509	$—
(1)All investments are classified as cash and cash equivalents as of March 31, 2022 and December 31, 2021, on the consolidated balance sheets.
Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature. Pricing of the Company's Notes (see Note 11) has been estimated using other observable inputs, including the price of the Company's common stock, implied volatility, interest rates, and credit spreads among others.
During the three months ended March 31, 2022 and 2021, the Company did not have any transfers between levels.
Note 8 – Inventory
Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$34,664	$8,872
Semi-finished goods	66,101	—
Finished goods	5,883	—
Total inventory	$106,648	$8,872
Note 9 – Goodwill and Other Intangible Assets
Goodwill
The change in the carrying amounts of goodwill for the three months ended March 31, 2022 was as follows (in thousands):

Amount
Balance at December 31, 2021	$131,479
Currency translation adjustments	(723)
Balance at March 31, 2022	$130,756

Identifiable Intangible Assets
Purchased intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$8,004	$(3,469)	$4,535	$8,239	$(3,469)	$4,770
Collaboration agreements	3,614	(3,614)	—	3,722	(3,722)	—
Total identifiable intangible assets	$11,618	$(7,083)	$4,535	$11,961	$(7,191)	$4,770
Amortization expense was $0.1 million for each of the three months ended March 31, 2022 and 2021.
Estimated amortization expense for existing intangible assets for the remainder of 2022 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2022 (remainder)	$300
2023	400
2024	400
2025	400
2026	400
2027	400
Note 10 - Leases

During the first quarter of 2022, the Company evaluated the impact of changes in facts and circumstances on its CMOs and CDMOs agreements that had previously been determined to represent embedded lease arrangements. The Company concluded that the impact resulted in the modification of existing leases and, in accordance with its policy, the Company remeasured and reallocated the remaining consideration in the contracts and reassessed the lease classification as of the effective date of the modification. As a result, the Company recognized a Right-Of-Use (“ROU”) asset and a corresponding long-term operating lease liability of $10.4 million on the remeasurement of one of its long-term supply agreements using an incremental borrowing rate of 2.4%. The Company expensed the ROU asset since it relates to research and development activities for the development of NVX-CoV2373 for which the Company does not have an alternative future use. Modifications to leases with a lease term of 12 months or less at the commencement date did not result in a change in lease classification and in accordance with the Company's election, it applied the practical expedient in ASC 842 to recognize lease payments as an expense on a straight-line basis over the modified lease term.
During the three months ended March 31, 2022 and 2021, the Company recognized a short-term lease expense of $78.1 million and $127.6 million, respectively, related to its embedded leases and expensed $10.4 million and $1.0 million, respectively, of ROU assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement or modification of the lease. During the three months ended March 31, 2022 and 2021, the Company recognized $1.1 million and $2.1 million of interest expense, respectively, on its finance lease liabilities.
During 2020, the Company entered into a lease agreement for the premises located at 700 Quince Orchard Road, Gaithersburg, Maryland (“700QO”). The lease is for approximately 170,000 square feet of space that the Company intends to use for manufacturing, research and development, and offices. The term of the lease is 15 years with options to extend the lease. The lease provides for an annual base rent of $5.8 million that is subject to future rent increases and obligates the Company to pay building operating costs. During the three months ended March 31, 2022, the Company obtained the right to direct the use of, and obtain substantially all of the benefit from, the third floor of the premises and recognized a ROU asset of $47.8 million and related lease obligation for the combined third floor and land lease as the lease commencement date for accounting purposes had occurred.

Note 11 – Debt
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
Total convertible notes payable consisted of the following at (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(1,186)	(1,542)
Total convertible notes payable(1)	$323,814	$323,458
(1)    Convertible notes are classified as current liabilities and as non-current liabilities in the Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021, respectively.
The interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Coupon interest at 3.75%	$3,047	$3,047
Amortization of debt issuance costs	356	356
Total interest expense on Notes	$3,403	$3,403

Note 12 – Stockholders' Equity (Deficit)
During the three months ended March 31, 2022, the Company sold 2.2 million of shares of its common stock resulting in net proceeds of approximately $179 million, under its most recent At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock. As of March 31, 2022, the remaining balance under the June 2021 Sales Agreement was approximately $318 million.
During the three months ended March 31, 2021, the Company sold 2.6 million shares of its common stock resulting in net proceeds of approximately $565 million, under its various At Market Issuance Sales agreements.
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
The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$16,887	$23,790
General and administrative	16,046	29,270
Total stock-based compensation expense	$32,933	$53,060
As of March 31, 2022, there was approximately $239 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on March 31, 2022. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the three months ended March 31, 2022 and 2021 was approximately $5.6 million and $81.5 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2015 Plan and 2005 Plan for the three months ended March 31, 2022:

	2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2021	3,635,837	$42.60	68,225	$109.52
Granted	433,774	77.98	—	—
Exercised	(40,869)	16.11	(3,000)	31.10
Canceled	(11,368)	66.71	(1,500)	121.00
Outstanding at March 31, 2022	4,017,374	$46.62	63,725	$112.94
Shares exercisable at March 31, 2022	1,296,368	$55.96	63,725	$112.94
Shares available for grant at March 31, 2022	2,666,535

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Weighted average Black-Scholes fair value of stock options granted	$65.78	$116.26
Risk-free interest rate	1.4%-2.0%	0.5%-0.9%
Dividend yield	—%	—%
Volatility	120.5%-130.6%	124.7%-140.3%
Expected term (in years)	4.1-5.3	4.1-5.3
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2015 Plan and 2005 Plan as of March 31, 2022 was approximately $154 million and 7.7 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2015 Plan and 2005 Plan as of March 31, 2022 was approximately $47 million and 6.6 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the three months ended March 31, 2022:

	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2021	819,828	$116.70
Restricted stock units granted	659,189	79.97
Restricted stock units vested	(20,386)	174.64
Restricted stock units forfeited	(31,444)	97.85
Outstanding and unvested at March 31, 2022	1,427,187	$99.32
Employee Stock Purchase Plan
The Employee Stock Purchase Plan, as amended (the “ESPP”), was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 600,000 shares of common stock to be purchased. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of March 31, 2022, there were 137,139 shares available for issuance under the ESPP.
The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Range of Black-Scholes fair values of ESPP shares granted	$44.67-$79.74	$128.70-$238.85
Risk-free interest rate	0.6%-1.4%	0.1%
Dividend yield	—%	—%
Volatility	116.2%-142.9%	120.4%-159.4%
Expected term (in years)	0.5-2.0	0.5-2.0

Note 14 – Income Taxes

The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2022 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of March 31, 2022, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) were used to reduce taxable income during the quarter. The Company’s remaining U.S. Federal NOLs are subject to limitation in accordance with the 2017 Tax Cuts and Jobs Act, which limits allowable NOL deductions to 80% of federal taxable income.
The Company recognized federal and state income tax expense of $0.6 million, in total, for the three months ended March 31, 2022 and did not recognize federal or state income tax expense for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, the Company recognized $2.1 million and $3.0 million, respectively, of income tax expense related to foreign withholding tax on royalties.
Note 15 – Commitments and Contingencies
Legal Matters
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture NVX-CoV2373 on a commercial scale and to secure the vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, defendants filed a motion to dismiss the consolidated amended complaint.
After the Sinnathurai Action was filed, three derivative lawsuits were filed and are currently pending in the U.S. District Court for the District of Maryland: Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), and William Kirst, et al. v. Stanley C. Erck, et al., No. 8:22-cv-00024-TDC (the “Kirst Action”). The derivative lawsuits name members of the board of directors and certain members of senior management as defendants. The company is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees. The Company removed the Kirst Action from the Circuit Court for Montgomery County, Maryland, shortly after the case was filed. On February 7, 2022, the plaintiffs in the Kirst Action filed a motion to remand the case to state court. The Company has opposed the remand motion. The parties finished briefing the remand motion on March 8, 2022, and await the Court’s decision. On February 4, 2022, the Court entered an order consolidating the Meyer and Yung Actions (the “Consolidated Derivative Action”). The plaintiffs in the Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. The parties to the Consolidated Derivative Action intend to file a stipulation and proposed order to temporarily stay all proceedings and deadlines in the Consolidated Derivative Action.

On March 29, 2022, Par Sterile Products, LLC (“Par”) submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (“MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. The matter is at a preliminary stage and therefore the potential loss is not reasonably estimable. While the Company maintains that no breach of the MSA has occurred and intends to vigorously defend the matter, if the final resolution of the matter is adverse to the Company, it could have a material impact on the Company's financial position, results of operations, or cash flows.
The Company is also involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, management does not expect the resolution of these legal proceedings to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Note 16 – Subsequent Events
In April 2022, the Company was granted conditional marketing authorization for NVX-CoV2373 by Swissmedic, the regulatory authority in Switzerland.
In April 2022, Takeda received marketing and manufacturing approval for NVX-CoV2373 from the Japan Ministry of Health, Labour and Welfare.
In April 2022, SIIPL was granted EUA by the Thailand Food and Drug Administration for NVX-CoV2373, to be manufactured and marketed by SIIPL under the brand name Covovax™, and EUA by the Drugs Controller General of India for the use of NVX-CoV2373 in adolescents aged 12 to 17 years, to be manufactured and marketed in India as Covovax™.
In April 2022, the U.S. government extended the prescribed time to meet its July 2021 instructions related to the Company’s agreement under the U.S. government partnership formerly known as Operation Warp Speed (“OWS”) requiring that the Company align with the U.S. Food and Drug Administration (“FDA”) on analytic methods before conducting additional U.S. manufacturing, to July 2022.
In April 2022, the Company announced initial results from the Phase 1/2 clinical trial of its COVID-Influenza Combination Vaccine (“CIC”). The CIC combines NVX-CoV2373 and its quadrivalent influenza vaccine candidate. The CIC trial demonstrated that formulating the combination vaccine is feasible, well-tolerated, and immunogenic.
In April 2022, the Company announced that the FDA’s Vaccines and Related Biological Products Advisory Committee (“VRBPAC”) will review NVX-CoV2373 at a meeting scheduled for June 7, 2022. VRBPAC reviews and evaluates data regarding the safety and efficacy of vaccines and related biological products that are intended for use in the prevention, treatment, or diagnosis of human diseases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report") about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects; potential market sizes and demand for our product candidates; the efficacy, safety, and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our coronavirus vaccine candidate (“NVX-CoV2373") by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of NVX-CoV2373 and our seasonal quadrivalent influenza vaccine, previously known as NanoFlu; the expected timing, content, and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), the U.S. Department of Defense (“DoD”), and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments from the Bill & Melinda Gates Foundation (“BMGF”); funding under our advance purchase agreements and supply agreements and amendments to, or termination of, any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification and assay validation, necessary to satisfy applicable regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”), World Health Organization (“WHO”), United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), the Republic of Korea’s Ministry of Food and Drug Safety (“MFDS”), or Japan’s Ministry of Health, Labour and Welfare (“MHLW”); unanticipated challenges or delays in conducting clinical trials; difficulty obtaining scarce raw materials and supplies; resource constraints, including human capital and manufacturing capacity, constraints on the ability of Novavax to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities; and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which may be detailed and modified or updated in other documents filed with the United States Securities and Exchange Commission (“SEC”) from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.

Information in this Quarterly Report includes a financial measure that was not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which we refer to as adjusted cost of sales. We are presenting this non-GAAP financial measure to assist an understanding of our business and its performance. Adjusted cost of sales includes an estimate of standard manufacturing costs that were previously expensed to research and development prior to regulatory approvals for NVX-CoV2373 that would otherwise have been capitalized to inventory. Any non-GAAP financial measures presented are not, and should not be viewed as, substitutes for financial measures required by GAAP, have no standardized meaning prescribed by GAAP, and may not be comparable to the calculation of similar measures of other companies.

We cannot guarantee future results, events, level of activity, performance, or achievement. Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate or materially different from actual results. Further, any forward-looking statement speaks only as of the date when it is made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Novavax, Inc., together with our wholly-owned subsidiaries, is a biotechnology company that promotes improved health globally through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases around the world. Our proprietary recombinant technology platform harnesses the power and speed of genetic engineering to efficiently produce highly immunogenic nanoparticle vaccines designed to address urgent global health needs.

Our vaccine candidates are genetically engineered nanostructures of conformationally correct recombinant proteins that mimic those found on natural pathogens. This technology enables the immune system to recognize the right target proteins from different angles and develop protective antibodies. We believe that our vaccine technology may lead to the induction of a differentiated immune response that may be more efficacious than naturally occurring immunity or other vaccine approaches. Our vaccine candidates also incorporate our proprietary saponin-based Matrix-M™ adjuvant to enhance the immune response and stimulate higher levels of functional antibodies and induce a cellular immune response.

We have developed a COVID-19 vaccine (“NVX-CoV2373,” “Nuvaxovid™,” “Covavax”), and are developing an influenza vaccine, a COVID-19-Influenza Combination vaccine, and additional vaccine candidates. NVX-CoV2373 has received approval, interim authorization, provisional approval, conditional marketing authorization (“CMA”), and emergency use authorization (“EUA”) from multiple regulatory authorities globally. In addition to COVID-19 and seasonal influenza, our other areas of focus include respiratory syncytial virus (“RSV”) and malaria.

Technology Overview

We believe our recombinant nanoparticle vaccine technology together with our proprietary Matrix-M™ adjuvant is well-suited for the development of vaccine candidates targeting a broad scope of respiratory and other emerging infectious diseases at scale.

Recombinant Nanoparticle Vaccine Technology

Once a pathogenic threat has been identified, the genetic sequence encoding the antigen is selected for subsequent use in developing the vaccine construct. The genetic sequence may be optimized to enhance protein stability or confer resistance to degradation. This genetic construct is inserted into the baculovirus Spodoptera frugiperda (“Sf9/BV”) insect cell-expression system, which enables efficient, large-scale expression of the optimized protein. The Sf9/BV system produces proteins that are properly folded and modified – which can be critical for functional, protective immunity – as the vaccine antigen. Protein antigens are purified and organized around a polysorbate-based nanoparticle core, in a configuration that resembles their native presentation. This results in a highly immunogenic nanoparticle that is ready to be formulated with Matrix-M™ adjuvant.

Matrix-M™ Adjuvant

Our proprietary Matrix-M™ adjuvant has been a key differentiator within our platform. This adjuvant has demonstrated potent, well-tolerated, and durable efficacy by stimulating the entry of antigen presenting cells (“APCs”) into the injection site and enhancing antigen presentation in local lymph nodes. This in turn activates APCs, T-cell and B-cell populations, plasma cells, and high affinity antibodies, thereby boosting immune response. This potent mechanism of action enables a lower dose of antigen required to achieve the desired immune response and we believe thereby contributes to increased vaccine supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.

NVX-CoV2373 Regulatory and Licensure

We continue to make progress in advancing NVX-CoV2373 toward regulatory approvals. We have received numerous authorizations globally, which collectively have the potential to reach over six billion individuals. To date, we have received approval, interim authorization, provisional approval, CMA, and EUA for both adult and adolescent populations, and we expect to initiate additional rolling submissions worldwide. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate equitable global access to our COVID-19 vaccine.

For the territories in which our vaccine has gained authorization, NVX-CoV2373 is marketed under the brand name of Nuvaxovid™ COVID-19 Vaccine (SARS-CoV-2 rS [Recombinant, adjuvanted]) or as Covovax™ (manufacturing and commercialization by the Serum Institute of India Pvt. Ltd. (“SIIPL”)).

Through the date of filing this Quarterly Report, the below is a summary of regulatory authorizations for NVX-CoV2373:

Country / Regulatory Authority	Date	Authorizations	Vaccine Indication	Population	Marketed As
Japan's Ministry of Healthy, Labour and Welfare[1]	April 2022	Approval	Primary and Booster	Adults (Ages 18 +)	Nuvaxovid™
Switzerland's Swissmedic, the Swiss Agency for Therapeutic Products	April 2022	CMA	Primary	Adults (Ages 18 +)	Nuvaxovid™
Thailand Food and Drug Administration[2]	April 2022	EUA	Primary	Adults (Ages 18 +)	Covovax™
Drugs Controller General of India[2]	March 2022 December 2021	EUA	Primary	Adolescents (Ages 12-17) Adults (Ages 18 +)	Covovax™
Directorate General of Drug Administration in Bangladesh[2]	February 2022	EUA	Primary	Adults (Ages 18 +)	Covovax™
Health Canada	February 2022	Authorization	Primary	Adults (Ages 18 +)	Nuvaxovid™
Singapore Health Sciences Authority	February 2022	Interim Authorization	Primary	Adults (Ages 18 +)	Nuvaxovid™
New Zealand's Medsafe	February 2022	Provisional Approval	Primary	Adults (Ages 18 +)	Nuvaxovid™
Medicines and Healthcare products Regulatory Agency in Great Britain	February 2022	CMA	Primary	Adults (Ages 18 +)	Nuvaxovid™
Australian Therapeutic Goods Administration	January 2022	Provisional Registration	Primary	Adults (Ages 18 +)	Nuvaxovid™
South Korea's Ministry of Food and Drug Safety	January 2022	Biologics License Application (BLA)	Primary	Adults (Ages 18 +)	Nuvaxovid™
United Arab Emirates Ministry of Health Prevention	December 2021	EUA	Primary	Adults (Ages 18 +)	Nuvaxovid™
World Health Organization[2]	December 2021	Emergency Use Listing (EUL)	Primary	Adults (Ages 18 +)	Nuvaxovid™ / Covovax™
European Commission	December 2021	CMA	Primary	Adults (Ages 18 +)	Nuvaxovid™
Philippine Food and Drug Administration[2]	November 2021	EUA	Primary	Adults (Ages 18 +)	Covovax™
National Agency of Drug and Food Control of the Republic of Indonesia[2]	November 2021	EUA	Primary	Adults (Ages 18 +)	Covovax™

(1)    Regulatory manufacturing and marketing approval received by partner Takeda Pharmaceutical Company Limited (“Takeda”).
(2)    Regulatory approval received in partnership with SIIPL.

In the first quarter of 2022, we have completed additional regulatory submissions in major markets for both adult and adolescent populations. We are in active discussions with regulatory authorities and remain focused on seeking additional authorizations for NVX-CoV2373.

Below is a summary and status of our regulatory submissions completed through the date of filing this Quarterly Report.
(1)    Regulatory filing submitted by our partner, SK bioscience, Co., Ltd. (“SK bioscience”).
(2)    Regulatory filing submitted in partnership with SIIPL.

Clinical Pipeline

Our clinical pipeline encompasses vaccine candidates spanning multiple therapeutic areas including coronavirus, seasonal influenza, RSV, and Matrix-MTM adjuvant collaborations for the prevention of malaria. Our COVID-19 vaccine candidate, NVX-CoV2373, is our leading product, having received approval, interim authorization, provisional approval, CMA, and EUA from multiple regulatory authorities globally. We advanced NVX-CoV2373 through two pivotal Phase 3 clinical trials that demonstrated high efficacy against both the original COVID-19 strain and commonly circulating COVID-19 variants of concern (“VoC”), while maintaining a favorable safety profile. We also advanced our influenza vaccine through a Phase 3 clinical trial, which demonstrated positive top-line results and achieved statistical significance in key secondary endpoints. We initiated a trial of a COVID-19-Influenza Combination vaccine (“CIC”) consisting of our influenza vaccine and NVX-CoV2373. In April 2022, we announced initial results from Phase 1/2 clinical trial of CIC demonstrating that formulating the combination vaccine is well-tolerated and immunogenic. Modeling results showed that combined formulation has the potential to reduce total antigen amount by up to 50% overall, optimizing production and delivery. Additionally, we remain interested in further development of our RSV Program for respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”). Ongoing Phase 3 trials are being conducted by our partner, Jenner Institute, University of Oxford, for R21, a malaria candidate currently under development by the University of Oxford in partnership with SIIPL, which is formulated using our Matrix-M™ adjuvant.

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

The pipeline chart below summarizes the core clinical and preclinical development programs that we are focusing on in the near-term.

(1)    Supported by OWS, DoD, CEPI, and BMGF.
(2)    Authorized for provisional approval, CMA, or EUA in select geographies under trade names NuvaxovidTM and CovovaxTM. Request submitted to the FDA for EUA. PREVENT-19, a Phase 3 clinical trial in the U.S. and Mexico; Ongoing PREVENT-19 pediatric expansion in the U.S.; Phase 3 clinical trial in the UK; Ongoing Phase 2b clinical trial in South Africa. We, along with our partners, will have commercial rights in authorized geographies to sell and distribute NVX-CoV2373.

Business Highlights
First Quarter 2022 and Recent Highlights

Expanded Worldwide Authorizations for COVID-19 Primary and Booster Vaccination in Adult Population Aged 18+

•Received manufacturing and marketing approval with our partner Takeda, in Japan for Nuvaxovid™ for primary, heterologous and homologous boosting indications

•Granted authorization (emergency use, provisional, interim or conditional) for Nuvaxovid™ in Great Britain, Canada, Australia, Switzerland, Singapore and New Zealand

•Received full regulatory approval for Nuvaxovid™ in South Korea with our partner SK bioscience, becoming the first protein-based vaccine approved in South Korea

•Granted EUA for Covovax™ with our partner SIIPL in Thailand and Bangladesh

•Submitted request for EUA to the U.S. FDA and, with SIIPL, filed for EUA in South Africa
◦FDA scheduled Vaccines and Related Biological Products Advisory Committee (“VRBPAC”) meeting for June 7th, 2022

Progressed COVID-19 Vaccine Regulatory Pathway for Children Aged 12-17 Years

•Granted EUA for adolescents in India with SIIPL for Covovax™

•Submitted requests for authorization for Nuvaxovid™ in adolescents to the European Union, Great Britain, Australia and New Zealand

•Filed for approval of Nuvaxovid™ with SK bioscience, for adolescents in South Korea

•Additional global submissions planned throughout the second quarter of 2022

CIC Vaccine Candidate Clinical Development

•Announced initial results of CIC Phase 1/2 trial, combining NVX-CoV2373 and quadrivalent influenza vaccine candidate
◦Immune response confirmed in stand-alone influenza vaccine candidate and CIC vaccine candidate with potential path forward for both
◦Demonstrated combined formulation has potential to reduce total antigen amount by up to 50% overall
◦Expect to begin CIC Phase 2 trial by the end of 2022

COVID-19 Vaccine Supply and Distribution

•Delivered Nuvaxovid™ globally to European Union, Canada, Australia, Thailand, Singapore and New Zealand and with SK bioscience to South Korea

COVID-19 Vaccine Clinical Development

•UK Phase 3 study demonstrated ongoing durability of protection against infection and disease in long term follow-up (median of 101 days)
◦82.5% efficacy in protection against all COVID-19 infection, as measured by PCR+ or anti-N seroconversion
◦82.7% overall efficacy against disease
◦100% efficacy against severe disease

•Continued rapid development and assessment of strain change, including Omicron-specific clinical studies with topline readout expected in third quarter of 2022
◦Evaluating benefit of Omicron-specific (BA.1 and BA.2) or bivalent vaccine compared to current prototype, with first doses expected this month

•Progressed South Africa Phase 2 study with ongoing administration in participants to evaluate a three-dose regimen and different dosing schedules in -immunocompromised participants, providing flexibility to national delivery programs
◦Topline results expected in fourth quarter of 2022

•Progressed PREVENT-19 Phase 3 study in adolescents aged 12-17 years
◦Achieved primary effectiveness endpoint and demonstrated comparability to adult population
◦Demonstrated 80% overall clinical efficacy and 82% efficacy against Delta variant
◦Vaccine was generally well-tolerated and safety profile was consistent with previous studies
◦Initiated booster study to evaluate safety and immunogenicity of a third dose

•Continued clinical trials in younger age groups to build on positive pediatric data
◦Expect to initiate PREVENT-19 Phase 3 trial in younger age groups (5-11 years) by third quarter of 2022
◦SIIPL generated positive data from Phase 2/3 India study in children ages 2-17 years showing robust immune responses with favorable reactogenicity profiles

•Announced participation in Phase 1/2 heterologous booster study sponsored by National Institute of Allergy and Infectious Diseases
◦Evaluating safety, reactogenicity and immunogenicity of heterologous boosters in approximately 180 individuals aged 18 years or older
◦Topline results expected later this year and full results in 2023

•Announced participation in Phase 3 study in the United Arab Emirates evaluating boost with NVX-CoV2373 in participants who were immunized with an inactive COVID-19 vaccine in individuals aged 18 years or older
Sales of Common Stock
During the three months ended March 31, 2022, we sold 2.2 million of shares of our common stock resulting in net proceeds of approximately $179 million, under our most recent At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock. As of March 31, 2022, the remaining balance under our June 2021 Sales Agreement was approximately $318 million.
During the three months ended March 31, 2021, we sold 2.6 million shares of our common stock resulting in net proceeds of approximately $565 million, under our various At Market Issuance Sales agreements then in effect.
Critical Accounting Policies and Use of Estimates
There are no material changes to our critical accounting policies as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.
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

Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	Change
Revenue (in thousands):
Product sales	$585,628	$—	$585,628
Grants	99,301	446,893	(347,592)
Royalties and other	19,042	336	18,706
Total revenue	$703,971	$447,229	$256,742
Revenue for the three months ended March 31, 2022 was $704.0 million as compared to $447.2 million for the same period in 2021, an increase of $256.7 million. Revenue for the three months ended March 31, 2022 was primarily comprised of revenue from product sales of NVX-CoV2373 and, to a lesser extent, revenue for services performed under the agreement with the U.S. government partnership formerly known as OWS (“OWS Agreement”). Revenue for the three months ended March 31, 2021 was primarily comprised of revenue for services performed under the OWS Agreement and our funding agreements with CEPI. The increase in revenue was due to the commencement of product sales of NVX-CoV2373, partially offset by decreased development activities under the OWS Agreement as we approach anticipated commercialization of NVX-CoV2373.
We expect revenue in 2022 to significantly increase as compared to 2021 due to product sales of NVX-CoV2373 under various supply agreements, sometimes referred to as advance purchase agreements (“APAs”), as a result of multiple global regulatory approvals, royalties from the sale of NVX-CoV2373 under our supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories where we are entitled to receive royalties from such sales, and our NVX-CoV2373 program, which we anticipate will continue to be funded by OWS and other revenue sources.
Expenses

	Three Months Ended March 31,
	2022	2021	Change
Expenses (in thousands):
Cost of sales	$15,204	$—	$15,204
Research and development	383,483	592,671	(209,188)
Selling, general, and administrative	95,992	63,190	32,802
Total expenses	$494,679	$655,861	$(161,182)

Cost of Sales
Cost of sales was $15.2 million, or 3% of product sales, for the three months ended March 31, 2022. Prior to receiving approval, we expensed manufacturing costs as research and development expenses. After receiving approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate that approximately $0.7 billion of commercial inventory was expensed prior to approval. We expect to utilize the majority of our reduced-cost inventory during 2022. If inventory sold for the three months ended March 31, 2022 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $160 million, or 27% of product sales, an adjustment of $145 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $383.5 million for the three months ended March 31, 2022 as compared to $592.7 million for the three months ended March 31, 2021, a decrease of $209.2 million primarily due to research and development of NVX-CoV2373, as summarized in the table below (in millions):

	Three Months Ended March 31,
	2022	2021
NVX-CoV2373	$288,933	$538,125
Influenza vaccine	1,296	1,126
Other vaccine development programs	803	304
Total direct external research and development expense	291,032	539,555
Employee expenses	43,742	24,955
Stock-based compensation expense	16,887	23,790
Facility expenses	13,208	2,995
Other expenses	18,614	1,376
Total research and development expenses	$383,483	$592,671
Research and development expenses for NVX-CoV2373 for the three months ended March 31, 2022, and March 31, 2021 included approximately $21.0 million and $22.8 million, respectively, related to the acceleration of manufacturing costs for leases that we determined were embedded in multiple manufacturing supply agreements with Contract Manufacturing Organizations (“CMOs”) and contract manufacturing and development organizations (“CDMOs”). For 2022, we expect total research and development expenses to decrease as compared to 2021. The decline in 2022 is anticipated to result from expected capitalization of manufacturing costs during 2022 that were previously recognized as research and development expenses in prior periods, partially offset by research and development expenses related to increased clinical activities as we continue to develop our NVX-CoV2373 and other programs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $96.0 million for the three months ended March 31, 2022 from $63.2 million for the same period in 2021, an increase of $32.8 million. The increase in selling, general, and administrative expenses is primarily due to an increase in professional fees in support of our NVX-CoV2373 program. For 2022, we expect selling, general, and administrative expenses to increase significantly due to increased activities related to supporting our NVX-CoV2373 program and increases in employee-related costs and professional fees.
Other Income (Expense)

	Three Months Ended March 31,
	2022	2021	Change
Other Income (Expense) (in thousands):
Interest expense	$(4,876)	$(4,839)	$(37)
Other income (expense)	1,654	(6,231)	7,885
Total other expense, net	$(3,222)	$(11,070)	$7,848

We had total other expense, net, of $3.2 million for the three months ended March 31, 2022 as compared to $11.1 million for the same period in 2021. In the three months ended March 31, 2021, we recorded a $5.9 million loss on the intercompany loan with Novavax CZ due to changes in the foreign exchange rates.
Income Tax Expense
We recognized federal and state income tax expense of $0.6 million, in total, for the three months ended March 31, 2022 and did not recognize federal or state income tax expense for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, we recognized $2.1 million and $3.0 million, respectively, of income tax expense related to foreign withholding tax on royalties.
Net Income (Loss)

	Three Months Ended March 31,
	2022	2021	Change
Net Income (Loss) (in thousands, except per share information):
Net income (loss)	$203,408	$(222,719)	$426,127
Net income (loss) per share, basic	$2.66	$(3.05)	$5.71
Net income (loss) per share, dilutive	$2.56	$(3.05)	$5.61
Weighted average shares outstanding, basic	76,457	73,035	3,422
Weighted average shares outstanding, dilutive	80,711	73,035	7,676
Net income for the three months ended March 31, 2021 was $203.4 million, or $2.66 per share, basic, as compared to a net loss of $222.7 million, or $3.05 per share, basic, for the same period in 2021. The change in net income (loss) was primarily due to the commencement of commercial sales of NVX-CoV2373, partially offset by decreased revenue under the OWS Agreement.
The increase in weighted average shares outstanding for the three months ended March 31, 2022 is primarily a result of sales of our common stock and exercises of stock-based awards in 2022 and 2021.
Liquidity Matters and Capital Resources

Our future capital requirements depend on numerous factors including, but not limited to, revenue from our product sales and royalties under licensing arrangements with our strategic partners; funding under our grant agreements; our projected activities related to the development and commercial support of NVX-CoV2373 and variant candidates, including significant commitments under various CRO, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our influenza vaccine candidate and potential combination vaccines candidates, which are in various stages of development.

We have entered into supply agreements, sometimes referred to as APAs, with Gavi, the Vaccine Alliance (“Gavi”); the European Commission; and various countries globally. We also have grant and license agreements. As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the license agreements, was approximately $7 billion. The timing to fulfill performance obligations related to grant agreements will depend on the results of our research and development activities, including clinical trials, receipt of US marketing authorization, and delivery of doses. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations, and delivery of doses. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of NVX-CoV2373. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones. Certain of the supply agreements may be terminated by the counterparty in the event we fail to achieve requisite regulatory approval for NVX-CoV2373 in relevant jurisdictions within established time periods. Failure to successfully develop and commercialize NVX-CoV2373 and failure to meet regulatory milestones or product volume or delivery timing obligations under our supply agreements may require us to refund significant portions of the prepayments or reduce payments, which could have a material and adverse effect on our financial condition. In addition, we continue to assess our manufacturing needs and intend to modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so recognize that significant costs may be incurred.

Under the terms of our contracted supply commitment with Gavi, which includes the supply obligation of our licensed partner, SIIPL, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. The Novavax portion is a supply agreement that contemplates that we will manufacture and distribute 350 million doses. Under that agreement with Gavi, we received an upfront payment of $350 million from Gavi in 2021 and an additional payment of $350 million in the first quarter of 2022 related to our achieving WHO EUL. Although Novavax is prepared to deliver the quantities of NVX-CoV2373 doses to Gavi under the terms of our supply agreement, we were recently notified by Gavi of their intent to seek to revise the number and timing of doses of NVX-CoV2373 supplied by Novavax under such agreement. To date, Novavax has not received an order from Gavi and the timing and quantities of future orders to deliver NVX-COV2373 to the COVAX facility are unclear.

We have also entered into supply and license agreements with strategic partners, such as SIIPL in India, Takeda in Japan, and SK bioscience in the Republic of Korea, that allow them to supply NVX-CoV2373 in their specified territories and under which we are entitled to receive royalties primarily from their sales of NVX-CoV2373. During the three months ended March 31, 2022, we recognized royalties of $7.4 million under these licensing arrangements.

In the three months ended March 31, 2022, we primarily funded our operations with cash and cash equivalents, upfront payments under APAs, revenue from product sales, royalties under licensing arrangements with our strategic partners, and proceeds from the sale of common stock together with revenue under the OWS Agreement that supports our NVX-CoV2373 vaccine development activities. We anticipate our future operations to be funded by revenue from product sales, royalties under licensing arrangements with our strategic partners, our cash and cash equivalents, upfront payments under our APAs, revenue under our OWS Agreement, and other potential funding sources.
As of March 31, 2022, we had $1.6 billion in cash and cash equivalents and restricted cash as compared to $1.5 billion as of December 31, 2021.
The following table summarizes cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(88,510)	$663,085	$(751,595)
Investing activities	(16,826)	141,609	(158,435)
Financing activities	159,865	576,987	(417,122)
Effect on exchange rate on cash, cash equivalents, and restricted cash	1,312	(1,349)	2,661
Net increase in cash, cash equivalents, and restricted cash	55,841	1,380,332	(1,324,491)
Cash, cash equivalents, and restricted cash at beginning of period	1,528,259	648,738	879,521
Cash, cash equivalents, and restricted cash at end of period	$1,584,100	$2,029,070	$(444,970)
Net cash used in operating activities was $88.5 million for the three months ended March 31, 2022, as compared to net cash provided by operating activities of $663.1 million for the same period in 2021. The decrease in cash provided is primarily due to the application of upfront payments under APAs resulting from sales of NVX-CoV2373 during the three months ended March 31, 2022 as compared to an increase in cash due to the receipt of upfront payments under APAs during the three months ended March 31, 2021.
During the three months ended March 31, 2022 and 2021, our investing activities consisted primarily of capital expenditures and maturities and sale of marketable securities, net of purchases. Capital expenditures for the three months ended March 31, 2022 and 2021 were $16.8 million and $13.8 million, respectively. For 2022, we expect our capital expenditures to continue to increase due to further development activities for our NVX-CoV2373 program, including the additional build-out of research and development and manufacturing facilities and related equipment, and the build-out of our new corporate office facility.
Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements, payments of finance lease liabilities, and exercise of stock-based awards. In the three months ended March 31, 2022 and 2021, we received net proceeds of approximately $179 million and $565 million, respectively, from selling shares of common stock through our At Market Issuance Sales Agreements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain risks that may affect our results of operations, cash flows, and fair values of assets and liabilities, including volatility in foreign currency exchange rates and interest rate movements.

Foreign Currency Exchange Risk

Although we are headquartered in the U.S., our results of operations, including our foreign subsidiaries’ operations, are subject to foreign currency exchange rate fluctuations, primarily the U.S. dollar against the Euro, Pound Sterling, Swedish Krona, and Czech Koruna. This exchange exposure may have a material effect on our cash flow and results of operations, particularly in cases of revenue generated under APAs that include provisions that impact our and our counterparty’s currency exchange exposure. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency of our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign consolidated subsidiaries would result in a decline of stockholders’ equity of approximately $38 million as of March 31, 2022.

Market and Interest Rate Risk

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Stockholder Litigation

On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland against Novavax and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture NVX-CoV2373 on a commercial scale and to secure the vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased Novavax securities between February 24, 2021 and October 19, 2021. On April 25, 2022, defendants filed a motion to dismiss the consolidated amended complaint.

After the Sinnathurai Action was filed, three derivative lawsuits were filed and are currently pending in the U.S. District Court for the District of Maryland: Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), and William Kirst, et al. v. Stanley C. Erck, et al., No. 8:22-cv-00024-TDC (the “Kirst Action”). The derivative lawsuits name members of the board of directors and certain members of senior management as defendants. Novavax is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees. Novavax removed the Kirst Action from the Circuit Court for Montgomery County, Maryland, shortly after the case was filed. On February 7, 2022, the plaintiffs in the Kirst Action filed a motion to remand the case to state court. The Company has opposed the remand motion. The parties finished briefing the remand motion on March 8, 2022, and await the Court’s decision. On February 4, 2022, the Court entered an order consolidating the Meyer and Yung Actions (the “Consolidated Derivative Action”). The plaintiffs in the Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. The parties to the Consolidated Derivative Action intend to file a stipulation and proposed order to temporarily stay all proceedings and deadlines in the Consolidated Derivative Action.
Par Sterile Products, LLC Arbitration

On March 29, 2022, Par Sterile Products, LLC (“Par”) submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (“MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. The matter is at a preliminary stage and therefore the potential loss is not reasonably estimable. While the Company maintains that no breach of the MSA has occurred and intends to vigorously defend the matter, if the final resolution of the matter is adverse to the Company, it could have a material impact on the Company's financial position, results of operations, or cash flows.
General

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.    Risk Factors

Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 1, 2022. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.
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

10.1*±	Modification No. 01 to Base Agreement between Novavax, Inc. and Advanced Technology International, dated as of March 23, 2022

10.2*±	Change Order No. 1 to the Collaboration and Exclusive License Agreement between Novavax, Inc. and SK Bioscience Company Limited, dated as of March 31, 2022

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three-month periods ended March 31, 2022 and 2021, (ii) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2022 and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three-month periods ended March 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________
*Filed or furnished herewith.
±    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 9, 2022	By:	/s/ Stanley C. Erck
Stanley C. Erck President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)