Form 10-Q
period 2022-06-30
NOVAVAX INC
filed 2022-08-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 78,215,105 as of July 31, 2022.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2021	2
	Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales	$55,455	$—	$641,083	$—
Grants	107,774	272,489	207,075	719,382
Royalties and other	22,696	25,528	41,738	25,864
Total revenue	185,925	298,017	889,896	745,246

Expenses:
Cost of sales	271,077	—	286,281	—
Research and development	289,648	570,685	673,131	1,163,356
Selling, general, and administrative	108,160	73,161	204,152	136,351
Total expenses	668,885	643,846	1,163,564	1,299,707
Income (loss) from operations	(482,960)	(345,829)	(273,668)	(554,461)
Other income (expense):
Interest expense	(6,234)	(5,968)	(11,110)	(10,807)
Other income (expense)	(19,873)	3,028	(18,219)	(3,203)
Income (loss) before income tax expense	(509,067)	(348,769)	(302,997)	(568,471)
Income tax expense	1,418	3,548	4,080	6,565
Net income (loss)	$(510,485)	$(352,317)	$(307,077)	$(575,036)

Net income (loss) per share:
Basic	$(6.53)	$(4.75)	$(3.97)	$(7.82)
Weighted average number of common shares outstanding
Basic	78,143	74,118	77,305	73,580
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(510,485)	$(352,317)	$(307,077)	$(575,036)
Other comprehensive income (loss):
Net unrealized losses on marketable securities available-for-sale, net of reclassifications	—	—	—	(9)
Foreign currency translation adjustment	(9,558)	4,527	(9,517)	(2,845)
Other comprehensive income (loss)	(9,558)	4,527	(9,517)	(2,854)
Comprehensive loss	$(520,043)	$(347,790)	$(316,594)	$(577,890)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,375,587	$1,515,116
Restricted cash	10,274	11,490
Accounts receivable	194,533	454,993
Inventory	256,301	8,872
Prepaid expenses and other current assets	299,307	164,648
Total current assets	2,136,002	2,155,119
Property and equipment, net	254,526	228,696
Right of use asset, net	85,770	40,123
Intangible assets, net	4,033	4,770
Goodwill	123,467	131,479
Other non-current assets	19,195	16,566
Total assets	$2,622,993	$2,576,753
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$386,488	$127,050
Accrued expenses	585,646	673,731
Deferred revenue	701,518	1,422,944
Current portion of finance lease liabilities	124,260	130,533
Convertible notes payable	324,169	—
Other current liabilities	34,158	36,061
Total current liabilities	2,156,239	2,390,319
Deferred revenue	814,629	172,528
Convertible notes payable	—	323,458
Other non-current liabilities	69,075	42,121
Total liabilities	3,039,943	2,928,426

Commitments and contingencies (Note 14)

Stockholders' equity (deficit):
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2022 and December 31, 2021; and 78,776,234 shares issued and 78,166,935 shares outstanding at June 30, 2022 and 76,433,151 shares issued and 75,841,171 shares outstanding at December 31, 2021	788	764
Additional paid-in capital	3,604,614	3,351,967
Accumulated deficit	(3,925,027)	(3,617,950)
Treasury stock, cost basis, 609,299 shares at June 30, 2022 and 591,980 shares at December 31, 2021	(86,455)	(85,101)
Accumulated other comprehensive loss	(10,870)	(1,353)
Total stockholders’ deficit	(416,950)	(351,673)
Total liabilities and stockholders’ deficit	$2,622,993	$2,576,753
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at March 31, 2022	78,722,337	$787	$3,566,292	$(3,414,542)	$(85,901)	$(1,312)	$65,324
Stock-based compensation	—	—	38,048	—	—	—	38,048
Stock issued under incentive programs	53,897	1	274	—	(554)	—	(279)
Foreign currency translation adjustment	—	—	—	—	—	(9,558)	(9,558)
Net loss	—	—	—	(510,485)	—	—	(510,485)
Balance at June 30, 2022	78,776,234	$788	$3,604,614	$(3,925,027)	$(86,455)	$(10,870)	$(416,950)

Balance at March 31, 2021	74,470,583	$745	$3,180,114	$(2,096,918)	$(44,457)	$(357)	$1,039,127
Stock-based compensation	—	—	53,123	—	—	—	53,123
Stock issued under incentive programs	201,768	2	3,848	—	(2,748)	—	1,102
Foreign currency translation adjustment	—	—	—	—	—	4,527	4,527
Net loss	—	—	—	(352,317)	—	—	(352,317)
Balance at June 30, 2021	74,672,351	$747	$3,237,085	$(2,449,235)	$(47,205)	$4,170	$745,562

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance at December 31, 2021	76,433,151	$764	$3,351,967	$(3,617,950)	$(85,101)	$(1,353)	$(351,673)
Non-cash stock-based compensation	—	—	70,981	—	—	—	70,981
Stock issued under incentive programs	145,685	2	2,303	—	(1,354)	—	951
Issuance of common stock, net of issuance costs of $2,311	2,197,398	22	179,363	—	—	—	179,385
Foreign currency translation adjustment	—	—	—	—	—	(9,517)	(9,517)
Net loss	—	—	—	(307,077)	—	—	(307,077)
Balance at June 30, 2022	78,776,234	$788	$3,604,614	$(3,925,027)	$(86,455)	$(10,870)	$(416,950)

Balance at December 31, 2020	71,350,365	$714	$2,535,476	$(1,874,199)	$(41,806)	$7,024	$627,209
Non-cash stock-based compensation	—	—	106,183	—	—	—	106,183
Stock issued under incentive programs	743,019	7	30,593	—	(5,399)	—	25,201
Issuance of common stock, net of issuance costs of $5,145	2,578,967	26	564,833	—	—	—	564,859
Unrealized loss on marketable securities	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	(2,845)	(2,845)
Net loss	—	—	—	(575,036)	—	—	(575,036)
Balance at June 30, 2021	74,672,351	$747	$3,237,085	$(2,449,235)	$(47,205)	$4,170	$745,562
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(307,077)	$(575,036)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,485	4,727
Non-cash stock-based compensation	70,981	106,183
Provision for excess and obsolete inventory	155,662	—
Right-of-use assets expensed, net of credits received	(3,291)	12,707
Other items, net	(642)	3,855
Changes in operating assets and liabilities:
Inventory	(403,725)	—
Accounts receivable, prepaid expenses, and other assets	112,845	193,004
Accounts payable, accrued expenses, and other liabilities	179,158	115,212
Deferred revenue	(76,809)	946,845
Net cash provided by (used in) operating activities	(259,413)	807,497

Investing Activities:
Capital expenditures	(41,402)	(28,932)
Purchases of marketable securities	—	(2,167)
Proceeds from maturities and sale of marketable securities	—	159,807
Net cash provided by (used in) investing activities	(41,402)	128,708

Financing Activities:
Net proceeds from sales of common stock	179,385	564,859
Net proceeds from the exercise of stock-based awards	1,050	26,903
Finance lease payments	(15,911)	(53,618)
Net cash provided by financing activities	164,524	538,144
Effect of exchange rate on cash, cash equivalents, and restricted cash	(4,453)	(348)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(140,744)	1,474,001
Cash, cash equivalents, and restricted cash at beginning of period	1,528,259	648,738
Cash, cash equivalents, and restricted cash at end of period	$1,387,515	$2,122,739

Supplemental disclosure of non-cash activities:
Right-of-use assets from new lease agreements	$69,366	$28,826
Capital expenditures included in accounts payable and accrued expenses	$17,890	$11,037

Supplemental disclosure of cash flow information:
Cash interest payments	$8,604	$10,046
Cash paid for income taxes	$17,778	$3,017

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
Note 1 – Organization and Business

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a biotechnology company that promotes improved health globally through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s coronavirus vaccine, NVX-CoV2373, and its lead influenza vaccine candidate, a quadrivalent influenza vaccine, previously known as NanoFlu, are genetically engineered, three-dimensional nanostructures of recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or traditional vaccines. NVX-CoV2373 and the Company’s influenza vaccine include the use of the Company's proprietary Matrix-M™ adjuvant. The Company is developing various variant vaccines, including for Omicron subvariants, and bivalent formulations with prototype vaccine (NVX-CoV2373). The Company has announced preclinical boosting data for NVX-CoV2373, NVX-CoV2515, and bivalent formulations which demonstrated strong antibody levels. The Company is also participating in an ongoing Phase 3 strain change trial to assess safety and antibody responses following primary vaccination with mRNA vaccines.

As of June 30, 2022, the Company had received approval, interim authorization, provisional approval, conditional marketing authorization, and emergency use authorization (“EUA”) from multiple regulatory authorities globally for NVX-CoV2373, including by the World Health Organization (“WHO”), as well as the European Medicines Agency's (“EMA”) and the United Kingdom's Medicines and Healthcare products Regulatory Agency (“MHRA”), both of which are considered regulatory authorities that apply stringent standards and meet the WHO standards for quality, safety, and efficacy in their regulatory review process. In July 2022, the Company received emergency use authorization for NVX-CoV2373 from the U.S. Food and Drug Administration (“FDA”).

The Company commenced commercial shipments of NVX-CoV2373 doses under the brand name Nuvaxovid™ in 2022.
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
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accumulated other comprehensive income included a foreign currency translation loss of $10.9 million and $1.4 million as of June 30, 2022 and December 31, 2021, respectively.
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
Revenue Recognition - Product Sales

Product sales are associated with the Company’s NVX-CoV2373 supply agreements, sometimes referred to as advance purchase agreements (“APAs”), with various international governments. The Company recognizes revenue from product sales based on the transaction price per dose calculated in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) when control of the product transfers to the customer and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory. If an APA includes a term that may have the effect of decreasing the price per dose of previously delivered shipments, the Company constrains the price until it is probable that a significant reversal in revenue recognized will not occur.
Cost of Sales
Cost of sales includes cost of raw materials, production, and manufacturing overhead costs associated with the Company’s product sales during the period. Cost of sales also includes adjustments for excess, obsolete, or expired inventory; idle capacity; and losses on firm purchase commitments to the extent the cost cannot be recovered based on estimates about future demand. Cost of sales does not include certain expenses related to raw materials, production, and manufacturing overhead costs which were expensed prior to regulatory authorization as described under the caption “Inventory” below.
Inventory

Inventory is recorded at the lower of cost or net realizable value under the First In, First Out (“FIFO”) methodology, taking into consideration the expiration of the inventory item. The Company determines the cost of raw materials using moving average costs and the cost of semi-finished and finished goods using a standard cost method adjusted on a periodic basis to reflect the deviation in the actual cost from the standard cost estimate. Standard costs consist primarily of the cost of manufacturing goods, including direct materials, direct labor, the services and products of third-party suppliers, and the application of manufacturing overhead. The Company utilizes third-party contract manufacturing organizations (“CMOs”), contract development and manufacturing organizations (“CDMOs”), and other suppliers and service organizations to support the procurement and processing of raw materials, management of inventory, packaging, and the delivery process. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete, or expired inventory through cost of sales.

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
Recent Accounting Pronouncements
Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), with amendments in 2018, 2019, 2020 and 2022. The ASU sets forth a “current expected credit loss” (“CECL”) model that requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. The ASU is effective for the Company beginning on January 1, 2023. Management is currently evaluating the effect of the guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

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
Note 3 – Revenue
The Company's accounts receivable included $165.6 million and $419.7 million related to amounts that were billed to customers and $29.0 million and $35.3 million related to amounts which had not yet been billed to customers as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, changes in the Company's accounts receivables and deferred revenue balances were as follows (in thousands):

	December 31, 2021	Additions	Deductions	June 30, 2022
Contract receivables:
Accounts receivable	$454,993	808,713	(1,069,173)	$194,533
Contract liabilities:
Deferred revenue(1)	$1,595,472	49,107	(128,432)	$1,516,147
(1)    Amount is comprised of $701.5 million and $1.4 billion of current Deferred revenue and $814.6 million and $172.5 million of non-current Deferred revenue as of June 30, 2022 and December 31, 2021, respectively.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, was approximately $5 billion as of June 30, 2022. The timing to fulfill performance obligations related to grant agreements will depend on the results of the Company's research and development activities, including clinical trials, and delivery of doses. The timing to fulfill performance obligations related to APAs will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype NVX-CoV2373 under certain of our APAs. Failure to meet regulatory milestones, product volume, or delivery timing obligations under the Company’s APA agreements may require the Company to refund portions of upfront payments or result in reduced future payments, which could result in a material and adverse effect on our unsatisfied performance obligations. The remaining unfilled performance obligations not related to grant agreements or APAs are expected to be fulfilled in less than 12 months.
Grants
The Company recognized grant revenue as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. government partnership (“OWS”)	$107,774	$239,493	$207,075	$603,053
U.S. Department of Defense (“DoD”)	—	1,041	—	20,185
Coalition for Epidemic Preparedness Innovations (“CEPI”)	—	31,955	—	93,516
Bill & Melinda Gates Foundation (“BMGF”)	—	—	—	2,628
Total grant revenue	$107,774	$272,489	$207,075	$719,382

U.S. Government Partnership
The Company’s U.S. government partnership consists of an agreement (“the “OWS Agreement”) with Advanced Technology International, the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (“OWS”). In July 2021, the U.S. government instructed the Company to prioritize alignment with the FDA on the Company's analytic methods before conducting additional U.S. manufacturing and further indicated that the U.S. government would not fund additional U.S. manufacturing until such alignment was made. In June 2022, the U.S. government agreed to the manufacture and delivery of approximately 3 million doses of NVX-CoV2373 under the OWS Agreement as the Company had completed alignment with the FDA’s analytic methods. The Company updated its estimate-at-completion to reflect the impact of this authorization to the recognition of the fixed fee under the contract. In July 2022, the Company formally modified the OWS Agreement to provide for an initial delivery to the U.S. government of approximately 3 million doses of NVX-CoV2373, and the Company modified its existing agreement with the U.S. Department of Defense (“DoD”) to provide for an initial delivery of approximately 0.2 million doses of NVX-CoV2373 (see Note 15).
Royalties and Other
During the three and six months ended June 30, 2022, the Company recognized $1.7 million and $9.2 million, respectively, in revenue related to sales-based royalties. During the three months ended June 30, 2022, the Company recognized a $20.0 million milestone payment upon the first sale of NVX-CoV2373 in Japan. During the three months ended June 30, 2021, the Company recognized $23.5 million in revenue related to sales-based royalties. During the three months ended March 31, 2021, the Company did not recognize any revenue related to sales-based royalties.
Advance Purchase Agreements (APAs)
Under the terms of the Company’s contracted supply commitment with Gavi, which includes the supply obligation of its licensed partner, Serum Institute of India Private Limited (“SIIPL”), 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. The Novavax portion is a supply agreement that contemplates that the Company will manufacture and distribute 350 million doses. Under that agreement with Gavi, the Company received an upfront payment of $350 million from Gavi in 2021 and an additional payment of $350 million in the first quarter of 2022 related to the Company’s achieving WHO Emergency Use Listing. Although Novavax is prepared to deliver the quantities of NVX-CoV2373 doses to Gavi under the terms of the supply agreement, the Company was notified by Gavi of its intent to seek to revise the number and timing of doses of NVX-CoV2373 supplied by Novavax under such agreement. Furthermore, Gavi may seek partial or full recovery of the prior nonrefundable payments it has made to Novavax. The Company’s position is that Gavi has no contractual right to recover prior nonrefundable payments. To date, Novavax has not received an order from Gavi and the timing and quantities of future orders to deliver NVX-CoV2373 to the COVAX facility are unclear.
Under the terms of the Company’s SARS-CoV-2 Vaccine Supply Agreement, originally entered into in October 2020 (the “Original UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), the Authority agreed to purchase 60 million doses of NVX-CoV2373. In July 2022, the Company entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (the “Amended and Restated UK Supply Agreement”) with the Authority, under which the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses of NVX-CoV2373, with the number of additional doses contingent on the Company’s timely achievement of supportive recommendations from the Joint Committee on Vaccination and Immunisation (the “JCVI”) (see Note 15).
The Company has an APA with the European Commission (“EC”) acting on behalf of various European Union member states to supply a minimum of 20 million and up to 100 million initial doses of NVX-CoV2373, with the option for the EC to purchase an additional 100 million doses up to a maximum aggregate of 200 million doses in one or more tranches, through 2023. The Company is in the process of finalizing a revised delivery schedule for the remaining 42 million doses of the 70 million previously committed doses under the APA that were originally scheduled for delivery during the first and second quarters of 2022. In July and August 2022, the Company was notified by the EC that it was cancelling 5 million doses of its prior commitment originally scheduled for delivery in the first and second quarters of 2022, in accordance with the APA, and reducing the order to 65 million doses (see Note 15).

Note 4 – Collaboration, License, and Supply Agreements
Serum Institute
The Company previously granted SIIPL exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of NVX-CoV2373. SIIPL agreed to purchase the Company’s Matrix-MTM adjuvant and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373. The Company and SIIPL equally split the revenue from SIIPL’s sale of NVX-CoV2373 in its licensed territory, net of agreed costs. The Company also has a supply agreement with SIIPL and Serum Life Sciences Limited (“SLS”) under which SIIPL and SLS supply the Company with NVX-CoV2373 for commercialization and sale in certain territories, as well as a contract development manufacture agreement with SLS, under which SLS manufactures and supplies finished vaccine product to the Company using antigen drug substance and Matrix-M™ adjuvant supplied by the Company. The Company has expanded its license and supply arrangements with SIIPL to include its proprietary COVID-19 variant antigen candidate(s) so that SIIPL can manufacture and commercialize a vaccine targeting COVID-19 variants, including the Omicron subvariants, and supply such variant vaccine to the Company.
Takeda Pharmaceutical Company Limited
The Company has a collaboration and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) under which the Company granted Takeda an exclusive license to develop, manufacture, and commercialize NVX-CoV2373 in Japan. Under the agreement, Takeda purchases the Company’s Matrix-M™ adjuvant to manufacture NVX-CoV2373 and the Company is entitled to receive payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of NVX-CoV2373 in the low to middle double-digit range. During the three months ended June 30, 2022, the Company recognized a milestone payment of $20.0 million upon the first sale in Japan.
SK bioscience, Co., Ltd.
The Company has a collaboration and license agreement with SK bioscience, Co., Ltd. (“SK bioscience”) to manufacture and commercialize NVX-CoV2373 for sale to the governments of Korea, Thailand, and Vietnam. SK bioscience pays a royalty in the low to middle double-digit range. Additionally, the Company has a manufacturing supply arrangement with SK bioscience under which SK bioscience supplies the Company with the antigen component of NVX-CoV2373 for use in the final drug product globally, including product to be distributed by the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. In July 2022, the Company signed an additional agreement with SK bioscience for the technology transfer of the Company’s proprietary COVID-19 variant antigen materials so that SK bioscience can manufacture the drug substance targeting COVID-19 variants, including the Omicron subvariants (see Note 15). The companies also signed an agreement to manufacture and supply the Novavax COVID-19 vaccine in a prefilled syringe.
Other Supply Agreements
The Company continues to assess its manufacturing needs and intends to modify its global manufacturing footprint consistent with its contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so, recognizes that significant costs may be incurred.
Note 5 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of the same such amounts shown in the statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,375,587	$1,515,116
Restricted cash, current	10,274	11,490
Restricted cash, non-current(1)	1,654	1,653
Cash, cash equivalents, and restricted cash	$1,387,515	$1,528,259
(1)Classified as Other non-current assets as of June 30, 2022 and December 31, 2021, on the consolidated balance sheets.

Note 6 – Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at June 30, 2022			Fair Value at December 31, 2021
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$500,885	$—	$—	$361,822	$—	$—
Government-backed securities(1)	—	179,500	—	—	266,250	—
Corporate debt securities(1)	—	594,750	—	—	790,672	—
Total cash equivalents	$500,885	$774,250	$—	$361,822	$1,056,922	$—
Liabilities
Convertible notes payable	$—	$323,112	$—	$—	$447,509	$—
(1)All investments are classified as cash and cash equivalents as of June 30, 2022 and December 31, 2021, on the consolidated balance sheets.
Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature. Pricing of the Company's Notes (see Note 10) has been estimated using other observable inputs, including the price of the Company's common stock, implied volatility, interest rates, and credit spreads among others.
During the six months ended June 30, 2022 and 2021, the Company did not have any transfers between levels.
Note 7 – Inventory
Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$55,154	$8,872
Semi-finished goods	71,676	—
Finished goods	129,471	—
Total inventory	$256,301	$8,872
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our consolidated statements of operations. For the three months ended June 30, 2022, inventory write-downs were $155.7 million. There were no inventory write-downs for the three months ended March 31, 2022. For the three months ended June 30, 2022, losses on firm purchase commitments were $99.6 million. There were no losses on firm purchase commitments during the three months ended March 31, 2022. There were no inventory write-downs or losses on firm purchase commitments during 2021.
Note 8 – Intangible Assets and Goodwill
Identifiable Intangible Assets
Purchased intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$7,278	$(3,245)	$4,033	$8,239	$(3,469)	$4,770
Collaboration agreements	3,286	(3,286)	—	3,722	(3,722)	—
Total identifiable intangible assets	$10,564	$(6,531)	$4,033	$11,961	$(7,191)	$4,770

Amortization expense for the six months ended June 30, 2022 and 2021 was $0.2 million. Estimated amortization expense for existing intangible assets for the remainder of 2022 and for each of the five succeeding years ending December 31 will be as follows (in thousands):

Year	Amount
2022 (remainder)	$182
2023	364
2024	364
2025	364
2026	364
2027	364
Goodwill
The change in the carrying amounts of goodwill for the six months ended June 30, 2022 was as follows (in thousands):

Amount
Balance at December 31, 2021	$131,479
Currency translation adjustments	(8,012)
Balance at June 30, 2022	$123,467
Note 9 - Leases

During the six months ended June 30, 2022, the Company concluded that changes in facts and circumstances on its CMO and CDMO agreements that had previously been determined to represent embedded lease arrangements resulted in the modification of existing leases and, in accordance with its policy, the Company remeasured and reallocated the remaining consideration in the contracts and reassessed the lease classification as of the effective date of the modification. As a result, during the six months ended June 30, 2022, the Company recognized a Right-Of-Use (“ROU”) asset and a corresponding long-term operating lease liability of $19.8 million on the remeasurement of one of its long-term supply agreements using an average incremental borrowing rate of 3.0%. The Company expensed the ROU asset since it relates to research and development activities for the development of NVX-CoV2373 for which the Company does not have an alternative future use.
During the three and six months ended June 30, 2022, the Company recognized a short-term lease expense of $5.8 million and $83.9 million, respectively, related to its embedded leases and expensed $9.4 million and $19.8 million, respectively, of ROU assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement or modification of the lease. During the three and six months ended June 30, 2021, the Company recognized a short-term lease expense of $86.6 million and $214.2 million, respectively, related to its embedded leases and expensed $11.4 million and $12.4 million, respectively, of ROU assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement or modification of the lease. During the three and six months ended June 30, 2022, the Company recognized $2.3 million and $3.4 million of interest expense, respectively, on its finance lease liabilities. During the three and six months ended June 30, 2021, the Company recognized $1.8 million and $4.0 million of interest expense, respectively, on its finance lease liabilities.
During 2020, the Company entered into a lease agreement for the premises located at 700 Quince Orchard Road, Gaithersburg, Maryland. The lease is for approximately 170,000 square feet of space that the Company intends to use for manufacturing, research and development, and offices. The term of the lease is 15 years with options to extend the lease. The lease provides for an annual base rent of $5.8 million that is subject to future rent increases and obligates the Company to pay building operating costs. During the three months ended March 31, 2022, the Company obtained the right to direct the use of, and obtain substantially all of the benefit from, the third floor of the premises and recognized a ROU asset of $47.8 million and related lease obligation for the combined third floor and land lease as the lease commencement date for accounting purposes had occurred.

Note 10 – Debt
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
Total convertible notes payable consisted of the following at (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(831)	(1,542)
Total convertible notes payable(1)	$324,169	$323,458
(1)    Convertible notes are classified as current liabilities and as non-current liabilities in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
The interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest at 3.75%	$3,047	$3,047	$6,094	$6,094
Amortization of debt issuance costs	356	356	712	712
Total interest expense on Notes	$3,403	$3,403	$6,806	$6,806
Note 11 – Stockholders' Equity (Deficit)
During the three months ended March 31, 2022, the Company sold 2.2 million of shares of its common stock resulting in net proceeds of approximately $179 million, under its most recent At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock. As of June 30, 2022, the remaining balance under the June 2021 Sales Agreement was approximately $318 million.
During the six months ended June 30, 2021, the Company sold 2.6 million shares of its common stock resulting in net proceeds of approximately $565 million, under its various At Market Issuance Sales agreements.
Note 12 – Stock-Based Compensation
Equity Plans
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company's annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 14.8 million shares of common stock under equity awards granted under the 2015 Plan, which includes an increase of 2.4 million shares approved for issuance under the 2015 Plan at the Company's 2022 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025.
The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms.

The 2015 Plan permits and the 2005 Plan permitted the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights (“SARs”), and restricted stock units (“RSUs”). In addition, under the 2015 Plan, unrestricted stock, stock units, and performance awards may be granted. Stock options and SARs generally have a maximum term of ten years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company's common stock at the time of grant. Grants of stock options are generally subject to vesting over periods ranging from one to four years.
The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$19,695	$24,779	$36,582	$48,569
General and administrative	18,353	28,344	34,399	57,614
Total stock-based compensation expense	$38,048	$53,123	$70,981	$106,183
As of June 30, 2022, there was approximately $212 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan, as amended (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on June 30, 2022. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the six months ended June 30, 2022 and 2021 was approximately $8 million and $115 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2015 Plan and 2005 Plan for the six months ended June 30, 2022:

	2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2021	3,635,837	$42.60	68,225	$109.52
Granted	506,821	73.94	—
Exercised	(59,727)	15.61	(3,000)	31.10
Canceled	(35,195)	78.51	(1,500)	121.00
Outstanding at June 30, 2022	4,047,736	$46.61	63,725	$112.94
Shares exercisable at June 30, 2022	1,463,037	$55.28	63,725	$112.94
Shares available for grant at June 30, 2022	4,834,171

The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average Black-Scholes fair value of stock options granted	$43.21	$166.66	$62.52	$131.66
Risk-free interest rate	2.7%-3.2%	0.6%-1.1%	1.4%-3.2%	0.5%-1.1%
Dividend yield	—%	—%	—%	—%
Volatility	120.5%-136.7%	126.2%-142.0%	120.5%-136.7%	124.7%-142.0%
Expected term (in years)	4.0-6.2	4.1-6.1	4.0-6.2	4.1-6.1
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2015 Plan and 2005 Plan as of June 30, 2022 was approximately $91 million and 7.5 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2015 Plan and 2005 Plan as of June 30, 2022 was approximately $30 million and 6.5 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the six months ended June 30, 2022:

	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2021	819,828	$116.70
Granted	882,828	74.34
Vested	(55,425)	157.97
Forfeited	(71,989)	110.57
Outstanding and unvested at June 30, 2022	1,575,242	$91.79
Employee Stock Purchase Plan
The ESPP was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 1.1 million shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 1.65 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). No ESPP option periods commenced during the three months ended June 30, 2022 and 2021. As of June 30, 2022, there were 0.7 million shares available for issuance under the ESPP.
The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Range of Black-Scholes fair values of ESPP shares granted	$44.67-$79.74	$128.70-$238.85
Risk-free interest rate	0.6%-1.4%	0.1%
Dividend yield	—%	—%
Volatility	116.2%-142.9%	120.4%-159.4%
Expected term (in years)	0.5-2	0.5-2.0

Note 13 – Income Taxes

The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2022 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of June 30, 2022, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income. The Company’s remaining U.S. Federal NOLs are subject to limitation in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), which limits allowable NOL deductions to 80% of federal taxable income. Effective January 1, 2022, a provision of the TCJA has taken effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the IRC (“Sec. 174 expenses”). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S. to be capitalized and amortized over a five-year period. For expenses associated with research outside of the U.S., Sec. 174 expenses will be capitalized and amortized over a 15-year period.
The Company recognized federal and state income tax expense of $1.4 million and $1.9 million, in total, for the three and six months ended June 30, 2022, respectively, and did not recognize federal or state income tax expense for the three and six months ended June 30, 2021. The Company recognized income tax expense related to foreign withholding tax on royalties of $2.2 million for the six months ended June 30, 2022 and $3.5 million and $6.6 million for the three and six months ended June 30, 2021, respectively. The Company did not recognize income tax expense related to foreign withholding tax on royalties for the three months ended June 30, 2022.
Note 14 – Commitments and Contingencies
Legal Matters

On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture NVX-CoV2373 on a commercial scale and to secure the vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, defendants filed a motion to dismiss the consolidated amended complaint. On June 9, 2022, the co-lead plaintiffs filed an opposition to the motion to dismiss and on July 11, 2022, the Company filed a reply brief. The matter is now fully briefed. The Court has not indicated whether it intends to schedule any hearing on the motion before issuing a ruling.

After the Sinnathurai Action was filed, five derivative lawsuits were filed: Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), William Kirst, et al. v. Stanley C. Erck, et al., No. 8:22-cv-00024-TDC (the “Kirst Action”), Amy Snyder v. Stanley C. Erck, et al., No. 8:22-cv-01415-TDC (the “Snyder Action”), and Charles R. Blackburn, et al. v. Stanley C. Erck, et al., No. 1:22-cv-01417-TDC (the “Blackburn Action”). The Meyer, Yung, Snyder, and Blackburn Actions were filed in the U.S. District Court for the District of Maryland. The Kirst Action was filed in the Circuit Court for Montgomery County, Maryland, and shortly thereafter removed to the U.S. District Court for the District of Maryland by the defendants. The derivative lawsuits name members of the board of directors and certain members of senior management as defendants. The Company is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees.

On July 21, 2022, the Court issued a memorandum opinion and order remanding the Kirst Action to state court. On February 4, 2022, the Court entered an order consolidating the Meyer and Yung Actions (the “Consolidated Derivative Action”). The plaintiffs in the Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Court entered an order in the Consolidated Derivative Action granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. If a related derivative action is filed and is not stayed, the Meyer and Yung plaintiffs may seek to terminate the stay. On June 10, 2022, the Snyder and Blackburn Actions were filed. The Snyder and Blackburn plaintiffs have expressed their intent to move the court to consolidate all of the derivative actions pending in Maryland federal court and to appoint lead counsel. On July 21, 2022, the Court ordered the parties in the Consolidated Derivative Action, the Snyder Action, and the Blackburn Action to meet and confer concerning consolidation, the appointment of lead counsel, and the ongoing stay of proceedings in the Consolidated Derivative Action. Should the parties fail to reach agreement on those issues, the Snyder and Blackburn plaintiffs were granted leave to file a motion for consolidation and appointment of lead counsel by August 18, 2022.

On March 29, 2022, Par Sterile Products, LLC (“Par”) submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (“MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. The matter is at a preliminary stage and therefore the potential loss is not reasonably estimable. While the Company maintains that no breach of the MSA has occurred and intends to vigorously defend the matter, if the final resolution of the matter is adverse to the Company, it could have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company is also involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, management does not expect the resolution of these legal proceedings to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Note 15 – Subsequent Events
In July 2022, the Company received emergency use authorization for NVX-CoV2373 from the FDA to provide a two-dose primary series in individuals 18 years of age and over.
In July 2022, the Company entered into a modification to the OWS Agreement that amended the terms of such agreement to provide for (i) an initial delivery to the U.S. government of approximately 3 million doses of NVX-CoV2373, contingent on the timing of EUA approval by the FDA, as well as the timing of label language and artwork approvals by the FDA and the recommendation of the Advisory Committee on Immunization Practices within the United States Centers for Disease Control and Prevention, and (ii) any additional manufacture and delivery to the U.S. government up to an aggregate of 100 million doses of NVX-CoV2373 contemplated by the original OWS Agreement (inclusive of the initial batch of approximately 3 million doses) dependent on U.S. government demand, FDA guidance on strain selection, agreement between the parties on the price of such doses, and available funding. The 3 million initial doses were delivered in July 2022. Additionally, in July 2022, the Company modified its existing agreement with the DoD to provide for the initial delivery of 0.2 million doses of NVX-CoV2373 after receipt of EUA approval from the FDA, with delivery of the remaining 9.8 million doses of NVX-CoV2373 contemplated by the original agreement subject to DoD demand and available funding.
In July 2022, the Company entered into the Amended and Restated UK Supply Agreement with the Authority, which amended and restated in its entirety the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses of NVX-CoV2373, with the number of additional doses contingent on the Company’s timely achievement of supportive recommendations from the JCVI. In the event that the Company is unable to achieve the JCVI supportive recommendations, it may have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.
In July 2022 and August 2022, the Company was notified by the EC that it was cancelling its prior commitment for 5 million doses originally scheduled for delivery in the first and second quarters of 2022, in accordance with the APA.
In July 2022, the Company signed an agreement with SK bioscience for the technology transfer of the Company’s proprietary COVID-19 variant antigen materials so that SK bioscience can manufacture the drug substance targeting COVID-19 variants, including the Omicron subvariants. In addition, the companies signed an agreement to manufacture and supply the Novavax COVID-19 vaccine in a prefilled syringe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects; potential market sizes and demand for our product candidates; the efficacy, safety, and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our coronavirus vaccine candidate (“NVX-CoV2373”) by us and our partners; our estimate of the number of individuals who may potentially be reached by NVX-CoV2373; our expectations with respect to the anticipated ongoing development and commercialization or licensure of NVX-CoV2373 and our seasonal quadrivalent influenza vaccine, previously known as NanoFlu; the expected timing, content, and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), the U.S. Department of Defense (“DoD”), and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments from the Bill & Melinda Gates Foundation (“BMGF”); funding under our advance purchase agreements and supply agreements and amendments to, or termination of, any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

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

We have developed a COVID-19 vaccine (“NVX-CoV2373,” “Nuvaxovid™,” “Covavax™”), and are developing an influenza vaccine, a COVID-19-Influenza Combination vaccine (“CIC”), and additional vaccine candidates. NVX-CoV2373 has received approval, interim authorization, provisional approval, conditional marketing authorization (“CMA”), and emergency use authorization (“EUA”) from multiple regulatory authorities globally. In addition to COVID-19 and seasonal influenza, our other areas of focus include respiratory syncytial virus (“RSV”) and malaria.

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
NVX-CoV2373 Regulatory and Licensure

We continue to make progress in advancing NVX-CoV2373 toward regulatory approvals. We have received numerous authorizations globally for primary series, and both homologous and heterologous booster indications, which collectively have the potential to reach over six billion individuals. To date, we have received approval, interim authorization, provisional approval, CMA, and EUA for both adult and adolescent populations, and we expect to initiate additional rolling submissions worldwide. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate equitable global access to our COVID-19 vaccine.

For the territories in which our vaccine has gained authorization, NVX-CoV2373 is marketed under the brand names (i) Nuvaxovid™ COVID-19 Vaccine (SARS-CoV-2 rS [Recombinant, adjuvanted]), (ii) Covovax™ (manufacturing and commercialization by the Serum Institute of India Pvt. Ltd. (“SIIPL”)), or (iii) Novavax’ COVID-19 Vaccine, Adjuvanted.

Through the date of filing this Quarterly Report, the below is a summary of regulatory authorizations for NVX-CoV2373:
(1)    Regulatory approval received in partnership with SIIPL.
(2)    Regulatory manufacturing and marketing approval received by partner Takeda Pharmaceutical Company Limited (“Takeda”).

During the second quarter of 2022, we completed additional regulatory submissions in major markets for both adult and adolescent populations for primary and booster indications. We are in active discussions with regulatory authorities and remain focused on seeking additional authorizations for NVX-CoV2373.

Below is a summary and status of our regulatory submissions completed through the date of filing this Quarterly Report.

Country / Regulatory Authority	Filing Submitted	Vaccine Indication	Population
European Commission	CMA	Booster	Adults (Ages 18 +)
Health Canada	New Drug Submission	Primary	Adolescents (Ages 12-17)
Medicines and Healthcare products Regulatory Agency in Great Britain	CMA	Primary	Adolescents (Ages 12-17)
		Booster	Adults (Ages 18 +)
New Zealand's Medsafe	Provisional Approval	Primary	Adolescents (Ages 12-17)
South African Health Products Regulatory Agency[1]	Emergency Use Authorization	Primary	Adults (Ages 18 +)
South Korea's Ministry of Food and Drug Safety[2]	Post Approval Change	Primary	Adolescents (Ages 12-17)
Switzerland's Swissmedic, the Swiss Agency for Therapeutic Products	CMA	Primary	Adolescents (Ages 12-17)
		Booster	Adults (Ages 18 +)
Taiwan Food and Drug Administration	EUA	Primary	Adolescents (Ages 12-17)
World Health Organization[1]	EUL	Primary	Adolescents (Ages 12-17)

(1)    Regulatory filing submitted in partnership with SIIPL.
(2)    Regulatory filing submitted by our partner, SK bioscience, Co., Ltd. (“SK bioscience”).

Clinical Pipeline

Our clinical pipeline encompasses vaccine candidates spanning multiple therapeutic areas including coronavirus, seasonal influenza, RSV, and Matrix-MTM adjuvant collaborations for the prevention of malaria. Our COVID-19 vaccine candidate, NVX-CoV2373, is our leading product, having received approval, interim authorization, provisional approval, CMA, and EUA from multiple regulatory authorities globally. We advanced NVX-CoV2373 through two pivotal Phase 3 clinical trials that demonstrated high efficacy against both the original COVID-19 strain and commonly circulating COVID-19 variants of concern (“VoC”), while maintaining a favorable safety profile. We also advanced our influenza vaccine through a Phase 3 clinical trial, which demonstrated positive top-line results and achieved statistical significance in key secondary endpoints. We initiated a trial of a CIC consisting of our influenza vaccine and NVX-CoV2373. In April 2022, we announced initial results from Phase 1/2 clinical trial of CIC demonstrating that formulating the combination vaccine is well-tolerated and immunogenic. Modeling results showed that combined formulation has the potential to reduce total antigen amount by up to 50% overall, optimizing production and delivery. Additionally, we remain interested in further development of our RSV Program for respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”). Ongoing Phase 3 trials are being conducted by our partner, Jenner Institute, University of Oxford, for R21, a malaria candidate currently under development by the University of Oxford in partnership with SIIPL, which is formulated using our Matrix-M™ adjuvant.

We remain focused on bringing our NVX-CoV2373 vaccine candidate to market following global regulatory authorizations. Through ongoing booster studies in our clinical trials, as well as the development of COVID-19 variant strain vaccine candidates, we continue to collect data to characterize and improve vaccine performance. In April 2022, we announced the initiation of a Phase 3 COVID-19 vaccine booster study in adolescents ages 12-17 years as part of our PREVENT-19 trial, and in May 2022, we announced our participation in University of Oxford’s Com-COV3 booster trial of COVID-19 vaccines in adolescents ages 12-15 years. Additionally, in May 2022, we announced the initiation of a Phase 3 clinical trial for use of our Omicron variant strain vaccine as a booster. We remain in close collaboration with regulatory authorities for providing additional variant data. We expect to leverage these clinical insights to advance the use and additional regulatory approvals of our COVID-19 vaccine for primary, booster, and pediatric indications globally, amidst the ongoing and evolving COVID-19 pandemic.

The pipeline chart below summarizes the core clinical and preclinical development programs that we are focusing on in the near-term.

(1)    Supported by OWS, DoD, CEPI, and BMGF.
(2)    Authorized for provisional approval, CMA, or EUA in select geographies under trade names NuvaxovidTM and CovovaxTM. Received EUA from the U.S. FDA. PREVENT-19, a Phase 3 clinical trial in the U.S. and Mexico; Ongoing PREVENT-19 pediatric expansion in the U.S.; Phase 3 clinical trial in the UK; Ongoing Phase 2b clinical trial in South Africa. We, along with our partners, will have commercial rights in authorized geographies to sell and distribute NVX-CoV2373.

Business Highlights
Second Quarter 2022 and Recent Highlights
Progressed COVID-19 Global Regulatory Strategy
•Received EUA from U.S. FDA with label expansion underway, marking first protein-based COVID-19 vaccine available for use domestically
◦Authorized for primary series in adults 18 and older with unanimous recommendation received from U.S Centers for Disease Control and Prevention (“CDC”)
◦Planned submission for boosting data from PREVENT-19 Phase 3 trial in August of 2022

•Nuvaxovid or Covovax authorized in 43 countries for primary series in adults 18 and older, with additional label expansions received and underway in several geographies
◦Authorized for boosting in adults 18 and older in Japan, Australia and New Zealand
▪Nuvaxovid filings completed in the European Union (“EU”), Great Britain and Switzerland
◦Authorized for primary series in adolescents aged 12 through 17 in the EU, India, Australia, Japan and Thailand
▪Nuvaxovid filings completed to the WHO, Great Britain, Canada, Switzerland, New Zealand and Taiwan

•Expect to file for authorization of Omicron-containing vaccine with U.S. FDA in the fourth quarter of 2022

COVID-19 Vaccine Manufacturing and Distribution

•Delivered over 73 million doses of Nuvaxovid and Covovax globally to date, including 23 million doses since the start of the third quarter 2022, reflecting strong momentum for the remainder of 2022

•Secured order from U.S government for 3.2 million initial doses under existing agreements, with distribution underway

•Received approval from EMA for SK bioscience to manufacture and supply the active substance in the Nuvaxovid COVID-19 vaccine to the EU

•Expanded partnership with SK bioscience to support manufacturing of Omicron-containing vaccine and to manufacture vaccine in prefilled syringes for commercial supply in 2023

COVID-19 Clinical Development Program

•Ongoing development of Omicron BA.1 specific vaccine (“NVX-CoV2515”), Omicron BA.5 specific vaccine and bivalent format with prototype vaccine (“NVX-CoV2373”)
◦Announced positive preclinical boosting data for NVX-CoV2373, NVX-CoV2515, or bivalent formulation, demonstrating strong antibody levels
◦Ongoing Phase 3 strain change trial to assess safety and antibody responses following primary vaccination with mRNA vaccines; initial results expected near the end of the third quarter of 2022

•Initiated Phase 2b/3 Hummingbird global clinical trial in younger children aged six months through 11 years with initial results expected in the first quarter of 2023
◦Expected to enroll total 3,600 participants across nine countries, evaluating safety, effectiveness (immunogenicity) and efficacy of two doses of NVX-CoV2373, followed by a booster at least six months after primary vaccination in three age cohorts

•Advanced multiple studies evaluating homologous and heterologous boosting in adolescents for NVX-CoV2373
◦Completed administration of homologous third-dose booster for select participants in PREVENT-19 Phase 3 booster study in adolescents aged 12 through 17
◦Ongoing participation in University of Oxford’s Com-COV3 Booster trial in adolescents aged 12 through 15 to evaluate heterologous boosting

COVID-19-Influenza Combination (CIC) Vaccine Candidate Clinical Development

•Announced initial results of CIC Phase 1/2 trial demonstrating robust immune response with both stand-alone influenza and CIC vaccine candidates
◦Phase 3 trial to evaluate efficacy on-track to be initiated in 2023
Sales of Common Stock
During the three months ended March 31, 2022, we sold 2.2 million of shares of our common stock resulting in net proceeds of approximately $179 million, under our most recent At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock. As of June 30, 2022, the remaining balance under our June 2021 Sales Agreement was approximately $318 million.
During the six months ended June 30, 2021, we sold 2.6 million shares of our common stock resulting in net proceeds of approximately $565 million, under our various At Market Issuance Sales agreements then in effect.
Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements (unaudited) and the accompanying notes, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies and estimates are included under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC, and are updated for inventory valuation below.
Inventory Valuation
We periodically analyze our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value based on assumptions about expected future demand and market conditions. Our assumptions about expected future demand are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory write down that we report in a particular period. Expense incurred related to excess inventory and obsolete inventory is recorded as a component of cost of sales in the consolidated statement of operations.
Recent Accounting Pronouncements Not Yet Adopted
See “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).
Results of Operations
The following is a discussion of the historical financial condition and results of our operations that should be read in conjunction with the unaudited consolidated financial statements and notes set forth in this Quarterly Report.
Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	Change
Revenue (in thousands):
Product sales	$55,455	$—	$55,455
Grants	107,774	272,489	(164,715)
Royalties and other	22,696	25,528	(2,832)
Total revenue	$185,925	$298,017	$(112,092)
Revenue for the three months ended June 30, 2022 was $185.9 million as compared to $298.0 million for the same period in 2021, a decrease of $112.1 million. Revenue for the three months ended June 30, 2022 was primarily comprised of revenue for services performed under the agreement with the U.S. government partnership formerly known as OWS (“OWS Agreement”) and revenue from product sales of NVX-CoV2373. Revenue for the three months ended June 30, 2021 was primarily comprised of revenue for services performed under the OWS Agreement and our funding agreements with CEPI. The decrease in revenue was due to decreased development activities under the OWS Agreement as we began commercial sales of NVX-CoV2373, partially offset by an increase in revenue due to the commencement of product sales of NVX-CoV2373.

We expect revenue in 2022 to significantly increase as compared to 2021 due to product sales of NVX-CoV2373 under various supply agreements, sometimes referred to as advance purchase agreements (“APAs”), as a result of multiple global regulatory approvals. Certain revenue from product sales of NVX-CoV2373 that was originally planned for the three months ended June 30, 2022 is now planned for the second half of 2022 based on requested and revised customer delivery plans. Revenue in 2022 is also expected to increase due to royalties from the sale of NVX-CoV2373 under our supply and license agreements with strategic partners to supply NVX-CoV2373 in their specified territories where we are entitled to receive royalties from such sales, and our NVX-CoV2373 program, which we anticipate will continue to be funded by OWS and other revenue sources.

Expenses

	Three Months Ended June 30,
	2022	2021	Change
Expenses (in thousands):
Cost of sales	$271,077	—	$271,077
Research and development	289,648	570,685	(281,037)
Selling, general, and administrative	108,160	73,161	34,999
Total expenses	$668,885	$643,846	$25,039

Cost of Sales
Cost of sales was $271.1 million, or 489% of product sales, for the three months ended June 30, 2022, including expense of $255.3 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at June 30, 2022 we had approximately $0.3 billion of commercial inventory that was expensed prior to approval. We expect to utilize all of our reduced-cost inventory during 2022. If inventory sold for the three months ended June 30, 2022 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $279.5 million, or 504% of product sales, an adjustment of $8.4 million as compared to cost of sales recognized. The cost of sales to high income countries is expected to be between 15% and 30% of product sales based on our standard cost. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $289.6 million for the three months ended June 30, 2022 as compared to $570.7 million for the three months ended June 30, 2021, a decrease of $281.0 million primarily due to research and development of NVX-CoV2373, as summarized in the table below (in thousands):

	Three Months Ended June 30,
	2022	2021
NVX-CoV2373	$201,015	$497,196
Influenza vaccine	2,274	3,168
Other vaccine development programs	224	210
Total direct external research and development expense	203,513	500,574
Employee expenses	43,177	24,556
Stock-based compensation expense	19,695	24,779
Facility expenses	10,863	3,410
Other expenses	12,400	17,366
Total research and development expenses	$289,648	$570,685
Research and development expenses for NVX-CoV2373 for the three months ended June 30, 2022 and 2021, included a benefit of $87.2 million related to previously accelerated manufacturing costs and an expense of $20.0 million related to the acceleration of manufacturing costs, respectively, for leases that we determined were embedded in multiple manufacturing supply agreements with Contract Manufacturing Organizations (“CMOs”) and contract manufacturing and development organizations (“CDMOs”). For 2022, we expect total research and development expenses to decrease as compared to 2021. The decline in 2022 is anticipated to result from expected capitalization of manufacturing costs during 2022 that were previously recognized as research and development expenses in prior periods, partially offset by research and development expenses related to increased clinical activities as we continue to develop our NVX-CoV2373 and other programs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $108.2 million for the three months ended June 30, 2022 from $73.2 million for the same period in 2021, an increase of $35.0 million. The increase in selling, general, and administrative expenses is primarily due to an increase in professional fees in support of our NVX-CoV2373 program. For 2022, we expect selling, general, and administrative expenses to increase significantly as compared to 2021 due to increased activities related to supporting our NVX-CoV2373 program and increases in employee-related costs and professional fees.
Other Income (Expense)

	Three Months Ended June 30,
	2022	2021	Change
Other Income (Expense) (in thousands):
Interest expense	$(6,234)	$(5,968)	$(266)
Other income (expense)	(19,873)	3,028	(22,901)
Total other expense, net	$(26,107)	$(2,940)	$(23,167)
We had total other expense, net, of $26.1 million for the three months ended June 30, 2022 as compared to $2.9 million for the same period in 2021. During the three months ended June 30, 2022 and 2021, other income (expense) included a loss of $20.1 million and $2.7 million, respectively, incurred by our foreign subsidiaries, primarily related to the impact of foreign exchange rate differences on an intercompany loan with Novavax CZ.
Income Tax Expense
During the three months ended June 30, 2022 and 2021, we recognized $1.4 million and $3.5 million, respectively, of income tax expense related to federal and state income taxes and foreign withholding tax on royalties.
Net Loss

	Three Months Ended June 30,
	2022	2021	Change
Net Loss (in thousands, except per share information):
Net loss	$(510,485)	$(352,317)	$(158,168)
Net loss per share, basic	$(6.53)	$(4.75)	$(1.78)
Weighted average shares outstanding, basic	78,143	74,118	4,025
Net loss for the three months ended June 30, 2022 was $510.5 million, or $6.53 per share, basic, as compared to a net loss of $352.3 million, or $4.75 per share, basic, for the same period in 2021. The change in net loss during the three months ended June 30, 2022, was primarily due to decreased revenue under the OWS Agreement and the write-down of excess, obsolete, or expired inventory and losses on firm purchase commitments, partially offset by revenue from commercial sales of NVX-CoV2373 and a decrease in research and development expense.
The increase in weighted average shares outstanding for the three months ended June 30, 2022 is primarily a result of sales of our common stock and exercises of stock-based awards in 2022 and 2021.

Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	Change
Revenue (in thousands):
Product sales	$641,083	$—	$641,083
Grants	207,075	719,382	(512,307)
Royalties and other	41,738	25,864	15,874
Total revenue	$889,896	$745,246	$144,650

Revenue for the six months ended June 30, 2022 was $889.9 million as compared to $745.2 million for the same period in 2021, an increase of $144.7 million. Revenue for the six months ended June 30, 2022 was primarily comprised of revenue from product sales of NVX-CoV2373 and, to a lesser extent, revenue for services performed under the OWS Agreement. Revenue for the six months ended June 30, 2021 was primarily comprised of revenue for services performed under the OWS Agreement and our funding agreements with CEPI. The increase in revenue was due to the commencement of product sales of NVX-CoV2373 and, to a lesser extent, royalties under our licensing arrangements, partially offset by decreased development activities under the OWS Agreement and our funding agreements with CEPI as we began commercial sales of NVX-CoV2373.
Expenses

	Six Months Ended June 30,
	2022	2021	Change
Expenses (in thousands):
Cost of sales	$286,281	$—	$286,281
Research and development	673,131	1,163,356	(490,225)
Selling, general, and administrative	204,152	136,351	67,801
Total expenses	$1,163,564	$1,299,707	$(136,143)
Cost of Sales
Cost of sales was $286.3 million, or 45% of product sales, for the six months ended June 30, 2022, including expense of $255.3 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving approval, we expensed manufacturing costs as research and development expenses. After receiving approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at June 30, 2022 we had approximately $0.3 billion of commercial inventory that was expensed prior to approval. We expect to utilize all of our reduced-cost inventory during 2022. If inventory sold for the six months ended June 30, 2022 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $439.5 million, or 69% of product sales, an adjustment of $153.2 million as compared to cost of sales recognized. The cost of sales to high income countries is expected to be between 15% and 30% of product sales based on our standard cost. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer mix or standard costs.

Research and Development Expenses
Research and development expenses decreased to $673.1 million for the six months ended June 30, 2022 from $1.2 billion for the same period in 2021, a decrease of $490.2 million, primarily due to decreased development activities relating to NVX-CoV2373, as summarized in the table below (in thousands):

	Six Months Ended June 30,
	2022	2021
NVX-CoV2373	$489,948	$1,035,320
Influenza vaccine	3,570	4,294
Other vaccine development programs	1,027	514
Total direct external research and development expense	494,545	1,040,128
Employee expenses	86,919	49,511
Stock-based compensation expense	36,582	48,569
Facility expenses	24,072	6,405
Other expenses	31,013	18,743
Total research and development expenses	$673,131	$1,163,356

Research and development expenses for NVX-CoV2373 for the six months ended June 30, 2022 and 2021, included a benefit of $67.4 million related to previously accelerated manufacturing costs and an expense of $43.0 million related to the acceleration of manufacturing costs, respectively, for leases that we determined were embedded in multiple manufacturing supply agreements with CMOs and CDMOs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $204.2 million for the six months ended June 30, 2022 from $136.4 million for the same period in 2021, an increase of $67.8 million. The increase in selling, general, and administrative expenses is primarily due to an increase in professional fees in support of our NVX-CoV2373 program.
Other Expense

	Six Months Ended June 30,
	2022	2021	Change
Other Expense (in thousands):
Interest expense	$(11,110)	$(10,807)	$(303)
Other income (expense)	(18,219)	(3,203)	(15,016)
Total other expense, net	$(29,329)	$(14,010)	$(15,319)
We had total other expense, net of $29.3 million for the six months ended June 30, 2022 as compared to $14.0 million for the same period in 2021. In the six months ended June 30, 2022 and 2021, we also recorded interest expense of $3.4 million and $4.0 million, respectively, for finance leases. During the six months ended June 30, 2022 and 2021, other income (expense) included a loss of $21.5 million and $3.9 million, respectively, incurred by our foreign subsidiaries, primarily related to the impact of foreign exchange rate differences on an intercompany loan with Novavax CZ.
Income Tax Expense
During the six months ended June 30, 2022 and 2021, we recognized $4.1 million and $6.6 million, respectively, of income tax expense related to federal and state income taxes and foreign withholding tax on royalties.

Net Loss

	Six Months Ended June 30,
	2022	2021	Change
Net Loss (in thousands, except per share information):
Net loss	$(307,077)	$(575,036)	$267,959
Net loss per share, basic	$(3.97)	$(7.82)	$3.85
Weighted average shares outstanding, basic	77,305	73,580	3,725
Net loss for the six months ended June 30, 2022 was $307.1 million, or $3.97 per share, as compared to $575.0 million, or $7.82 per share, for the same period in 2021. The change in net loss during the six months ended June 30, 2022 was primarily due to the commencement of commercial sales of NVX-CoV2373, partially offset by decreased revenue under the OWS Agreement, and a decrease in research and development expense, partially offset by the write-down of excess, obsolete, or expired inventory and losses on firm purchase commitments.
The increase in weighted average shares outstanding for the six months ended June 30, 2022 is primarily a result of sales of our common stock in 2022 and 2021.
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
We have entered into supply agreements, sometimes referred to as APAs, with Gavi, the Vaccine Alliance (“Gavi”); the European Commission (“EC”); and various countries globally. We also have grant and license agreements. As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the license agreements, was approximately $5 billion. The timing to fulfill performance obligations related to grant agreements will depend on the results of our research and development activities, including clinical trials, and delivery of doses. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype NVX-CoV2373 under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of NVX-CoV2373. Such upfront payments under our supply agreements generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones. Failure to meet regulatory milestones, product volume, or delivery timing obligations under our supply agreements may require us to refund portions of upfront payments or result in reduced future payments, which could result in a material and adverse effect on our financial condition. In addition, we continue to assess our manufacturing needs and intend to modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so recognize that significant costs may be incurred.

Under the terms of our contracted supply commitment with Gavi, which includes the supply obligation of our licensed partner, SIIPL, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. The Novavax portion is a supply agreement that contemplates that we will manufacture and distribute 350 million doses. Under that agreement with Gavi, we received an upfront payment of $350 million from Gavi in 2021 and an additional payment of $350 million in the first quarter of 2022 related to our achieving WHO Emergency Use Listing. Although Novavax is prepared to deliver the quantities of NVX-CoV2373 doses to Gavi under the terms of our supply agreement, we were notified by Gavi of its intent to seek to revise the number and timing of doses of NVX-CoV2373 supplied by Novavax under such agreement. Furthermore, Gavi may seek partial or full recovery of the prior nonrefundable payments it has made to Novavax. Our position is that Gavi has no contractual right to recover prior nonrefundable payments. To date, Novavax has not received an order from Gavi and the timing and quantities of future orders to deliver NVX-CoV2373 to the COVAX facility are unclear.

In July 2022, we entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (the “Amended and Restated UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement originally entered into in October 2020 (the “Original UK Supply Agreement”). Pursuant to the Original UK Supply Agreement, the Authority agreed to purchase 60 million doses of NVX-CoV2373. Under the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses of NVX-CoV2373, with the number of additional doses contingent on our timely achievement of supportive recommendations from the United Kingdom’s Joint Committee on Vaccination and Immunisation (the “JCVI”). In the event that we are unable to achieve the JCVI supportive recommendations, we may have to repay up to $225.0 million related to the upfront payment we received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.

We have an APA with the EC acting on behalf of various EU member states to supply a minimum of 20 million and up to 100 million initial doses of NVX-CoV2373, with the option for the Commission to purchase an additional 100 million doses up to a maximum aggregate of 200 million doses in one or more tranches, through 2023. We are in the process of finalizing a revised delivery schedule for the remaining 42 million doses of the 70 million previously committed doses under our APA with the EC that were originally scheduled for delivery during the first and second quarters of 2022. In July and August 2022, we were notified by the EC that it was cancelling 5 million doses of its prior commitment originally scheduled for delivery in the first and second quarters of 2022, in accordance with the APA, and reducing the order to 65 million doses.

In July 2022, we entered into a modification to the OWS Agreement that amended the terms of such agreement to provide for (i) an initial delivery to the U.S. government of approximately 3 million doses of NVX-CoV2373, contingent on the timing of EUA approval by the FDA, as well as the timing of label language and artwork approvals by the FDA and the recommendation of the Advisory Committee on Immunization Practices within the CDC, and (ii) any additional manufacture and delivery to the U.S. government up to an aggregate of 100 million doses of NVX-CoV2373 contemplated by the original OWS Agreement (inclusive of the initial batch of approximately 3 million doses) dependent on U.S. government demand, FDA guidance on strain selection, agreement between the parties on the price of such doses, and available funding. Additionally, in July 2022, we entered into a modification to our existing agreement with the DoD that amended the terms of such agreement to provide for the initial delivery of 0.2 million doses of NVX-CoV2373 after receipt of EUA approval from the FDA, with delivery of the remaining 9.8 million doses of NVX-CoV2373 contemplated by the original agreement subject to DoD demand and available funding.

In the six months ended June 30, 2022, we primarily funded our operations with cash and cash equivalents, upfront payments under APAs, revenue from product sales, royalties under licensing arrangements with our strategic partners, and proceeds from the sale of common stock together with revenue under the OWS Agreement that supports our NVX-CoV2373 vaccine development activities. We anticipate our future operations to be funded by revenue from product sales, royalties under licensing arrangements with our strategic partners, revenue under our OWS Agreement, our cash and cash equivalents, and other potential funding sources.
As of June 30, 2022, we had $1.4 billion in cash and cash equivalents and restricted cash as compared to $1.5 billion as of December 31, 2021.
The following table summarizes cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(259,413)	807,497	$(1,066,910)
Investing activities	(41,402)	128,708	(170,110)
Financing activities	164,524	538,144	(373,620)
Effect on exchange rate on cash, cash equivalents, and restricted cash	(4,453)	(348)	(4,105)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(140,744)	1,474,001	(1,614,745)
Cash, cash equivalents, and restricted cash at beginning of period	1,528,259	648,738	879,521
Cash, cash equivalents, and restricted cash at end of period	$1,387,515	$2,122,739	$(735,224)

Net cash used in operating activities was $259.4 million for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $807.5 million for the same period in 2021. The decrease in cash provided is primarily due to the application of upfront payments under APAs resulting from sales of NVX-CoV2373 during the six months ended June 30, 2022 as compared to an increase in cash due to the receipt of upfront payments under APAs during the six months ended June 30, 2021.
During the six months ended June 30, 2022 and 2021, our investing activities consisted primarily of capital expenditures and maturities and sale of marketable securities, net of purchases. Capital expenditures for the six months ended June 30, 2022 and 2021 were $41.4 million and $28.9 million, respectively. For 2022, we expect our capital expenditures to continue to increase due to further development activities for our NVX-CoV2373 program, including the additional build-out of research and development and manufacturing facilities and related equipment, and the build-out of our new corporate office facility.
Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements, payments of finance lease liabilities, and exercise of stock-based awards. In the six months ended June 30, 2022 and 2021, we received net proceeds of approximately $179 million and $565 million, respectively, from selling shares of common stock through our At Market Issuance Sales Agreements.
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

We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency of our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign consolidated subsidiaries would result in a decline of stockholders’ equity of approximately $24 million as of June 30, 2022.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland against Novavax and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture NVX-CoV2373 on a commercial scale and to secure the vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased Novavax securities between February 24, 2021 and October 19, 2021. On April 25, 2022, defendants filed a motion to dismiss the consolidated amended complaint. On June 9, 2022, the co-lead plaintiffs filed an opposition to the motion to dismiss and on July 11, 2022, the Company filed a reply brief. The matter is now fully briefed. The Court has not indicated whether it intends to schedule any hearing on the motion before issuing a ruling.

After the Sinnathurai Action was filed, five derivative lawsuits were filed: Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), William Kirst, et al. v. Stanley C. Erck, et al., No. 8:22-cv-00024-TDC (the “Kirst Action”), Amy Snyder v. Stanley C. Erck, et al., No. 8:22-cv-01415-TDC (the “Snyder Action”), and Charles R. Blackburn, et al. v. Stanley C. Erck, et al., No. 1:22-cv-01417-TDC (the “Blackburn Action”). The Meyer, Yung, Snyder, and Blackburn Actions were filed in the U.S. District Court for the District of Maryland. The Kirst Action was filed in the Circuit Court for Montgomery County, Maryland, and shortly thereafter removed to the U.S. District Court for the District of Maryland by the defendants. The derivative lawsuits name members of the board of directors and certain members of senior management as defendants. Novavax is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees.

On July 21, 2022, the Court issued a memorandum opinion and order remanding the Kirst Action to state court. On February 4, 2022, the Court entered an order consolidating the Meyer and Yung Actions (the “Consolidated Derivative Action”). The plaintiffs in the Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Court entered an order in the Consolidated Derivative Action granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. If a related derivative action is filed and is not stayed, the Meyer and Yung plaintiffs may seek to terminate the stay. On June 10, 2022, the Snyder and Blackburn Actions were filed. The Snyder and Blackburn plaintiffs have expressed their intent to move the court to consolidate all of the derivative actions pending in Maryland federal court and to appoint lead counsel. On July 21, 2022, the Court ordered the parties in the Consolidated Derivative Action, the Snyder Action, and the Blackburn Action to meet and confer concerning consolidation, the appointment of lead counsel, and the ongoing stay of proceedings in the Consolidated Derivative Action. Should the parties fail to reach agreement on those issues, the Snyder and Blackburn plaintiffs were granted leave to file a motion for consolidation and appointment of lead counsel by August 18, 2022.

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
Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 1, 2022. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K other than set forth below.
The emergence and transmissibility of variants of the SARS-CoV-2 virus may affect market acceptance or sales of NVX-CoV2373, and our strategy to develop versions of our COVID-19 vaccine to protect against certain variants may not be successful.
Our prototype COVID-19 vaccine, NVX-CoV2373, was developed based upon the genetic sequence of the SARS-CoV-2 virus that was first discovered in December 2019. As the SARS-CoV-2 virus continues to evolve, new strains of the virus, or those that are already in circulation, may prove more transmissible or cause more severe forms of COVID-19 disease than the predominant strains to date. For example, the Omicron and Delta variants have been observed to be more transmissible, or contagious, than previous variants. NVX-CoV2373 may not be as effective in protecting against these or other future variant strains, and NVX-CoV2373 may fail to achieve market acceptance or significant sales, despite gaining regulatory approval, provisional registration, conditional marketing authorization or emergency use authorization in a number of jurisdictions, including emergency use authorization the United States, as demand for variant-specific vaccines increases. We have several variant-specific vaccine candidates in development, including for Omicron subvariants, and bivalent formulations with NVX-CoV2373, and may develop others in the future. However, if these efforts are unsuccessful, we are slower to develop variant-specific vaccines than competitors, or these vaccine candidates prove less effective than competitors’ vaccines, these shortcomings may lead to reputational harm, loss of market share, and adverse financial results. Additionally, counterparties to certain of our existing APAs may request variant-specific vaccines in place of NVX-CoV2373 and, depending on when we are able to offer variant-specific vaccines, if at all, such counterparties may seek to delay, reduce or otherwise renegotiate their purchase commitments, which may adversely impact our ability to realize the full financial benefit of such APAs. In addition, we may expend significant resources adapting NVX-CoV2373 or conducting clinical trials to protect against variants of the SARS-CoV-2 virus, but a market for this adapted vaccine may not develop and demand may not align with our projections or cost expenditures.

Item 5.    Other Information
On July 1, 2022, Novavax, Inc. (the “Company”) entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (the “Amended and Restated UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement, dated October 22, 2020, between the parties (the “Original UK Supply Agreement”). Under the Original UK Supply Agreement, the Authority agreed to purchase 60 million doses of the Company’s vaccine candidate for the SARS-CoV-2 virus (the “Vaccine”) and made an upfront payment to the Company.
Under the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses of Vaccine, with the number of additional doses contingent on, and subject to reduction based on, the Company’s timely achievement of a supportive recommendation from the Joint Committee on Vaccination and Immunisation (the “JCVI”) that is approved by the UK Secretary of State for Health, with respect to use of Vaccine for (i) the general adult population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom (“UK”) or (ii) the general adolescent population as part of a SARS-CoV-2 vaccine booster campaign in the UK or as a primary series SARS-CoV-2 vaccination, excluding where that recommendation relates only to one or more population groups comprising less than one million members in the UK. If the Authority does not purchase the additional 15 million doses of Vaccine or the number of such additional doses of Vaccine is reduced, the Company would have to repay a portion of the upfront payment previously received from the Authority. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.
The foregoing description of the material terms of the Amended and Restated UK Supply Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated UK Supply Agreement, which the Company intends to file with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2022.

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

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

10.1
Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on May 2, 2022 in connection with the Annual Meeting held on June 16, 2022 (File No. 000-26770))

10.2
Amended and Restated Novavax, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix D of the Registrant’s Definitive Proxy Statement filed on May 2, 2022 in connection with the Annual Meeting held on June 16, 2022 (File No. 000-26770))

10.3*±	Contract Development Manufacture Agreement, dated October 21, 2021, between Novavax, Inc. and Serum Life Sciences Limited

10.4*±	Amendment No. 1 to the Contract Development Manufacture Agreement, between Novavax, Inc. and Serum Life Sciences Limited, executed as of April 29, 2022.

10.5*±	Statement of Work No. 1 to the Contract Development Manufacture Agreement, effective as of April 29, 2022, between Novavax Inc. and Serum Life Sciences Limited

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2022 and 2021, (ii) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three- and six-month periods ended June 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three- and six-month periods ended June 30, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________
*Filed or furnished herewith.
±    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 8, 2022	By:	/s/ Stanley C. Erck
Stanley C. Erck President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)