Form 10-Q
period 2022-09-30
NOVAVAX INC
filed 2022-11-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 78,503,952 as of October 31, 2022.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	2
	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	4
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION		37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		40

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$626,091	$—	$1,267,174	$—
Grants	106,273	135,007	313,348	854,390
Royalties and other	2,213	43,837	43,951	69,700
Total revenue	734,577	178,844	1,624,473	924,090

Expenses:
Cost of sales	434,593	—	720,874	—
Research and development	304,297	408,195	977,428	1,571,551
Selling, general, and administrative	122,876	77,793	327,028	214,144
Total expenses	861,766	485,988	2,025,330	1,785,695
Loss from operations	(127,189)	(307,144)	(400,857)	(861,605)
Other expense:
Interest expense	(4,169)	(5,182)	(15,279)	(15,989)
Other expense	(34,783)	(4,064)	(53,002)	(7,267)
Loss before income tax expense	(166,141)	(316,390)	(469,138)	(884,861)
Income tax expense	2,472	6,041	6,552	12,606
Net loss	$(168,613)	$(322,431)	$(475,690)	$(897,467)

Net loss per share:
Basic and diluted	$(2.15)	$(4.31)	$(6.13)	$(12.13)
Weighted average number of common shares outstanding
Basic and diluted	78,274	74,745	77,631	73,972
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(168,613)	$(322,431)	$(475,690)	$(897,467)
Other comprehensive loss:
Net unrealized losses on marketable securities available-for-sale, net of reclassifications	—	—	—	(9)
Foreign currency translation adjustment	(12,924)	(3,309)	(22,441)	(6,154)
Other comprehensive loss	(12,924)	(3,309)	(22,441)	(6,163)
Comprehensive loss	$(181,537)	$(325,740)	$(498,131)	$(903,630)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,280,581	$1,515,116
Restricted cash	10,785	11,490
Accounts receivable	111,645	454,993
Inventory	82,432	8,872
Prepaid expenses and other current assets	274,522	164,648
Total current assets	1,759,965	2,155,119
Property and equipment, net	255,532	228,696
Right of use asset, net	108,543	40,123
Intangible assets, net	8,456	4,770
Goodwill	117,535	131,479
Other non-current assets	17,406	16,566
Total assets	$2,267,437	$2,576,753
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$144,997	$127,050
Accrued expenses	551,069	673,731
Deferred revenue	404,776	1,422,944
Current portion of finance lease liabilities	82,095	130,533
Convertible notes payable	324,525	—
Other current liabilities	160,499	36,061
Total current liabilities	1,667,961	2,390,319
Deferred revenue	1,035,418	172,528
Convertible notes payable	—	323,458
Non-current finance lease liabilities	31,474	—
Other non-current liabilities	98,569	42,121
Total liabilities	2,833,422	2,928,426

Commitments and contingencies (Note 14)

Stockholders' equity (deficit):
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2022 and December 31, 2021; and 79,204,509 shares issued and 78,476,814 shares outstanding at September 30, 2022 and 76,433,151 shares issued and 75,841,171 shares outstanding at December 31, 2021	792	764
Additional paid-in capital	3,640,597	3,351,967
Accumulated deficit	(4,093,640)	(3,617,950)
Treasury stock, cost basis, 727,695 shares at September 30, 2022 and 591,980 shares at December 31, 2021	(89,940)	(85,101)
Accumulated other comprehensive loss	(23,794)	(1,353)
Total stockholders’ deficit	(565,985)	(351,673)
Total liabilities and stockholders’ deficit	$2,267,437	$2,576,753
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at June 30, 2022	78,776,234	$788	$3,604,614	$(3,925,027)	$(86,455)	$(10,870)	$(416,950)
Stock-based compensation	—	—	33,386	—	—	—	33,386
Stock issued under incentive programs	428,275	4	2,597	—	(3,485)	—	(884)
Foreign currency translation adjustment	—	—	—	—	—	(12,924)	(12,924)
Net loss	—	—	—	(168,613)	—	—	(168,613)
Balance at September 30, 2022	79,204,509	$792	$3,640,597	$(4,093,640)	$(89,940)	$(23,794)	$(565,985)

Balance at June 30, 2021	74,672,351	$747	$3,237,085	$(2,449,235)	$(47,205)	$4,170	$745,562
Stock-based compensation	—	—	45,274	—	—	—	45,274
Stock issued under incentive programs	1,301,172	13	28,154	—	(31,927)	—	(3,760)
Foreign currency translation adjustment	—	—	—	—	—	(3,309)	(3,309)
Net loss	—	—	—	(322,431)	—	—	(322,431)
Balance at September 30, 2021	75,973,523	$760	$3,310,513	$(2,771,666)	$(79,132)	$861	$461,336

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	76,433,151	$764	$3,351,967	$(3,617,950)	$(85,101)	$(1,353)	$(351,673)
Stock-based compensation	—	—	104,367	—	—	—	104,367
Stock issued under incentive programs	573,960	6	4,900	—	(4,839)	—	67
Issuance of common stock, net of issuance costs of $2,311	2,197,398	22	179,363	—	—	—	179,385
Foreign currency translation adjustment	—	—	—	—	—	(22,441)	(22,441)
Net loss	—	—	—	(475,690)	—	—	(475,690)
Balance at September 30, 2022	79,204,509	$792	$3,640,597	$(4,093,640)	$(89,940)	$(23,794)	$(565,985)

Balance at December 31, 2020	71,350,365	$714	$2,535,476	$(1,874,199)	$(41,806)	$7,024	$627,209
Stock-based compensation	—	—	151,457	—	—	—	151,457
Stock issued under incentive programs	2,044,191	20	58,747	—	(37,326)	—	21,441
Issuance of common stock, net of issuance costs of $7,292	2,578,967	26	564,833	—	—	—	564,859
Unrealized loss on marketable securities	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	(6,154)	(6,154)
Net loss	—	—	—	(897,467)	—	—	(897,467)
Balance at September 30, 2021	75,973,523	$760	$3,310,513	$(2,771,666)	$(79,132)	$861	$461,336
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(475,690)	$(897,467)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,832	8,989
Non-cash stock-based compensation	102,525	151,457
Provision for excess and obsolete inventory	358,075	—
Right-of-use assets expensed, net of credits received	40,187	17,117
Other items, net	(25,059)	2,739
Changes in operating assets and liabilities:
Inventory	(426,466)	—
Accounts receivable, prepaid expenses, and other assets	171,325	209,221
Accounts payable, accrued expenses, and other liabilities	90,418	180,708
Deferred revenue	(155,268)	992,590
Net cash provided by (used in) operating activities	(298,121)	665,354

Investing Activities:
Purchases of property and equipment	(66,033)	(41,122)
Internal-use software development costs	(4,888)	—
Purchases of marketable securities	—	(2,167)
Proceeds from maturities and sale of marketable securities	—	159,807
Net cash provided by (used in) investing activities	(70,921)	116,518

Financing Activities:
Net proceeds from sales of common stock	179,385	564,859
Net proceeds from the exercise of stock-based awards	67	21,441
Finance lease payments	(45,904)	(63,876)
Net cash provided by financing activities	133,548	522,424
Effect of exchange rate on cash, cash equivalents, and restricted cash	257	(6,208)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(235,237)	1,298,088
Cash, cash equivalents, and restricted cash at beginning of period	1,528,259	648,738
Cash, cash equivalents, and restricted cash at end of period	$1,293,022	$1,946,826

Supplemental disclosure of non-cash activities:
Right-of-use assets from new lease agreements	$118,262	$34,914
Capital expenditures included in accounts payable and accrued expenses	$11,984	$7,884

Supplemental disclosure of cash flow information:
Cash interest payments	$17,260	$17,768
Cash paid for income taxes	$17,843	$6,041

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
Note 1 – Organization and Business

Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a biotechnology company that promotes improved health globally through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s COVID-19 vaccine (“NVX-CoV2373,” “Nuvaxovid™,” “Covovax™,” “Novavax COVID-19 Vaccine, Adjuvanted”); influenza vaccine candidate; COVID-19-Influenza Combination (“CIC”) vaccine candidate; and additional vaccine candidates, including for Omicron subvariants and bivalent formulations with prototype vaccine (“NVX-CoV2373”), are genetically engineered nanostructures of conformationally correct recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or other vaccine approaches. NVX-CoV2373 and the Company’s other vaccine candidates incorporate the Company's proprietary Matrix-M™ adjuvant to enhance the immune response and stimulate higher levels of functional antibodies and induce a cellular immune response. The Company has announced data from its ongoing PREVENT-19 study supporting the use of NVX-CoV2373 for homologous boosting in adults and adolescents aged 12 through 17. Additional findings in Phase 3 COVID-19 Omicron (study 311) trial showed utility of the prototype vaccine as a heterologous booster, inducing broad immune responses against contemporary Omicron variants.

As of September 30, 2022, the Company had received approval, interim authorization, provisional approval, conditional marketing authorization, and emergency use authorization (“EUA”) from multiple regulatory authorities globally for NVX-CoV2373 for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications.

The Company commenced commercial shipments of NVX-CoV2373 doses under the name “Novavax COVID-19 Vaccine, Adjuvanted” and the brand name “Nuvaxovid™” in 2022.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accumulated other comprehensive loss included a foreign currency translation loss of $23.8 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively.
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
Cost of Sales
Cost of sales includes cost of raw materials, production, and manufacturing overhead costs associated with the Company’s product sales during the period. Cost of sales also includes adjustments for excess, obsolete, or expired inventory; idle capacity; and losses on firm purchase commitments to the extent the cost cannot be recovered based on estimates about future demand. Cost of sales does not include certain expenses related to raw materials, production, and manufacturing overhead costs that were expensed prior to regulatory authorization as described under the caption “Inventory” below.
Inventory

Inventory is recorded at the lower of cost or net realizable value under the First In, First Out (“FIFO”) methodology, taking into consideration the expiration of the inventory item (see Note 7). The Company determines the cost of raw materials using moving average costs and the cost of semi-finished and finished goods using a standard cost method adjusted on a periodic basis to reflect the deviation in the actual cost from the standard cost estimate. Standard costs consist primarily of the cost of manufacturing goods, including direct materials, direct labor, and the services and products of third-party suppliers. Manufacturing overhead costs are applied to semi-finished and finished goods based on expected production levels. The Company utilizes third-party contract manufacturing organizations (“CMOs”), contract development and manufacturing organizations (“CDMOs”), and other suppliers and service organizations to support the procurement and processing of raw materials, management of inventory, packaging, and the delivery process. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete, or expired inventory through cost of sales.

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
Recent Accounting Pronouncements
Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), with amendments in 2018, 2019, 2020, and 2022. The ASU sets forth a “current expected credit loss” (“CECL”) model that requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. The ASU is effective for the Company beginning on January 1, 2023. Management is currently evaluating the effect of the guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

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
Note 3 – Revenue
The Company's accounts receivable included $43.6 million and $419.7 million related to amounts that were billed to customers and $68.0 million and $35.3 million related to amounts which had not yet been billed to customers as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, changes in the Company's accounts receivables and deferred revenue balances were as follows (in thousands):

	December 31, 2021	Additions	Deductions	September 30, 2022
Contract receivables:
Accounts receivable	$454,993	1,519,345	(1,862,693)	$111,645
Contract liabilities:
Deferred revenue(1)	$1,595,472	96,298	(251,576)(2)	$1,440,194
(1)    Amount is comprised of $404.8 million and $1.4 billion of current Deferred revenue and $1.0 billion and $172.5 million of non-current Deferred revenue as of September 30, 2022 and December 31, 2021, respectively.
(2)    Deductions from Deferred revenue includes $202.5 million that was realized in Revenue and $49.1 million that was reclassified to Other liabilities.
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, was approximately $4 billion as of September 30, 2022. Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s APA agreements may require the Company to refund portions of upfront payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to grant agreements will depend on the results of the Company's research and development activities, including clinical trials, and delivery of doses. The timing to fulfill performance obligations related to APAs will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype NVX-CoV2373 vaccine under certain of our APAs. The remaining unfilled performance obligations not related to grant agreements or APAs are expected to be fulfilled in less than 12 months.

Grants
The Company recognized grant revenue as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. government partnership (“OWS”)	$104,348	$96,215	$311,423	$699,268
U.S. Department of Defense (“DoD”)	1,925	1,287	1,925	21,472
Coalition for Epidemic Preparedness Innovations (“CEPI”)	—	37,505	—	131,022
Bill & Melinda Gates Foundation (“BMGF”)	—	—	—	2,628
Total grant revenue	$106,273	$135,007	$313,348	$854,390
U.S. Government
The Company’s U.S. government partnership consists of an agreement (the “OWS Agreement”) with Advanced Technology International, the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (“OWS”). In July 2022, the Company entered into a modification to the OWS Agreement that amended the terms of such agreement to provide for (i) an initial delivery to the U.S. government of approximately 3 million doses of NVX-CoV2373 and (ii) any additional manufacture and delivery to the U.S. government up to an aggregate of 100 million doses of NVX-CoV2373 contemplated by the original OWS Agreement (inclusive of the initial batch of approximately 3 million doses) dependent on U.S. government demand, FDA guidance on strain selection, agreement between the parties on the price of such doses, and available funding. The 3 million initial doses were delivered in July 2022. Additionally, in July 2022, the Company modified its existing agreement with the DoD and delivered 0.2 million doses of NVX-CoV2373 after receipt of EUA approval from the FDA, with delivery of the remaining 9.8 million doses of NVX-CoV2373 contemplated by the original agreement subject to DoD demand and available funding.
CEPI
The Company’s funding agreement with CEPI, under which CEPI has agreed to provide funding of up to $399.5 million to the Company to support the development of NVX-CoV2373, provides up to $257.0 million in grant funding and up to $142.5 million in forgivable no-interest term loans. These loans are only repayable if NVX-CoV2373 manufactured by the CMO network funded by CEPI is sold under the Company’s APA with Gavi, the Vaccine Alliance (“Gavi”), and such sales cover the Company’s costs of manufacturing the vaccine, not including manufacturing costs funded by CEPI. The timing of any loan repayments is currently uncertain given the timing and quantities of future orders under the Company’s APA with Gavi are unclear, as discussed below.

Royalties and Other
During the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $10.5 million, respectively, in revenue related to sales-based royalties. During the three months ended June 30, 2022, the Company recognized a $20.0 million milestone payment upon the sale of NVX-CoV2373 in Japan. During the three and nine months ended September 30, 2021, the Company recognized $39.9 million and $63.4 million, respectively, in revenue related to sales-based royalties. During the three and nine months ended September 30, 2021, the Company did not recognize any revenue related to milestone payments.

Advance Purchase Agreements (APAs)
Under the terms of the Company’s supply commitment with Gavi, which includes both Novavax’ APA with Gavi and the supply obligation of its licensed partner, Serum Institute of India Private Limited (“SIIPL”), 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. The Novavax APA contemplates that the Company will manufacture and distribute 350 million doses. Under that agreement with Gavi, the Company received an upfront payment of $350 million from Gavi in 2021 and an additional payment of $350 million in the first quarter of 2022 related to the Company’s achieving WHO Emergency Use Listing. Although Novavax continues to be prepared to deliver the quantities of NVX-CoV2373 doses to Gavi under the terms of the APA, the Company was notified by Gavi of its intent to seek to revise the number and timing of doses of NVX-CoV2373 supplied by Novavax under such agreement. Furthermore, Gavi may seek partial or full recovery of the prior nonrefundable payments it has made to Novavax. The Company’s position is that Gavi has no contractual right to recover prior nonrefundable payments if it fails to order the 350 million doses it committed to order. To date, except for an initial order of approximately 2 million doses, Novavax has not received an order from Gavi and the timing and quantities of future orders to deliver NVX-CoV2373 to the COVAX Facility are unclear.
Under the terms of the Company’s SARS-CoV-2 Vaccine Supply Agreement, originally entered into in October 2020 (the “Original UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), the Authority agreed to purchase 60 million doses of NVX-CoV2373. In July 2022, the Company entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (the “Amended and Restated UK Supply Agreement”) with the Authority, under which the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses of NVX-CoV2373, with the number of additional doses contingent on the Company’s timely achievement of supportive recommendations from the Joint Committee on Vaccination and Immunisation (the “JCVI”). In the event that the Company is unable to achieve the JCVI supportive recommendations, it may have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. As of September 30, 2022, the Company will be required to repay a minimum of $40.0 million related to the upfront payment, which is reflected in Other current liabilities, with the remaining balance of $185.0 million reflected in Deferred revenue. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.
The Company has an APA with the European Commission (“EC”) acting on behalf of various European Union member states to supply a minimum of 20 million and up to 100 million initial doses of NVX-CoV2373, with the option for the EC to purchase an additional 100 million doses up to a maximum aggregate of 200 million doses in one or more tranches, through 2023. In July and August 2022, the Company was notified by the EC that it was cancelling 5 million doses of its prior commitment originally scheduled for delivery in the first and second quarters of 2022, in accordance with the APA, and reducing the order to 65 million doses. The Company is in the process of finalizing a revised delivery schedule for the remaining 23 million committed doses under the APA that were originally scheduled for delivery during the first and second quarters of 2022.
Note 4 – Collaboration, License, and Supply Agreements
Serum Institute
The Company previously granted SIIPL exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of NVX-CoV2373. SIIPL agreed to purchase the Company’s Matrix-MTM adjuvant and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373. The Company and SIIPL equally split the revenue from SIIPL’s sale of NVX-CoV2373 in its licensed territory, net of agreed costs. The Company also has a supply agreement with SIIPL and Serum Life Sciences Limited (“SLS”) under which SIIPL and SLS supply the Company with NVX-CoV2373 for commercialization and sale in certain territories, as well as a contract development manufacture agreement with SLS, under which SLS manufactures and supplies finished vaccine product to the Company using antigen drug substance and Matrix-M™ adjuvant supplied by the Company. In May and August 2022, the Company expanded its license and supply arrangements with SIIPL to include its proprietary COVID-19 variant antigen candidate(s), its quadrivalent influenza vaccine candidate, and its CIC vaccine candidate, so that SIIPL can manufacture and commercialize a vaccine targeting COVID-19 variants, including the Omicron subvariants, a quadrivalent influenza vaccine, and CIC vaccine, and supply such vaccines to the Company. In March 2020, the Company granted SIIPL a non-exclusive license for the use of Matrix-M™ adjuvant supplied by the Company to develop, manufacture, and commercialize R21, a malaria candidate developed by the Jenner Institute, University of Oxford.

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
SK bioscience Co., Ltd.
The Company has a collaboration and license agreement with SK bioscience Co., Ltd. (“SK bioscience”) to manufacture and commercialize NVX-CoV2373 for sale to the governments of South Korea, Thailand, and Vietnam. SK bioscience pays a royalty in the low to middle double-digit range. Additionally, the Company has a manufacturing supply arrangement with SK bioscience under which SK bioscience supplies the Company with the antigen component of NVX-CoV2373 for use in the final drug product globally, including product to be distributed by the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. In July 2022, the Company signed an additional agreement with SK bioscience for the technology transfer of the Company’s proprietary COVID-19 variant antigen materials so that SK bioscience can manufacture the drug substance targeting COVID-19 variants, including the Omicron subvariants. The companies also signed an agreement to manufacture and supply the Novavax COVID-19 vaccine in a prefilled syringe.
Other Supply Agreements
On September 30, 2022, the Company, FUJIFILM Diosynth Biotechnologies UK Limited (“FDBK”), FUJIFILM Diosynth Biotechnologies Texas, LLC (“FDBT”), and FUJIFILM Diosynth Biotechnologies USA, Inc. (“FDBU” and together with FDBK and FDBT, “Fujifilm”) entered into a Confidential Settlement Agreement and Release (the “Fujifilm Settlement Agreement”) regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the Commercial Supply Agreement (the “CSA”) dated August 20, 2021 and Master Services Agreement dated June 30, 2020 and associated statements of work (the “MSA”) by and between the Company and Fujifilm. The MSA and CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to NVX-CoV2373 under the associated statements of work.
Pursuant to the Fujifilm Settlement Agreement, the Company is responsible for payment of up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT under the CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance is to be paid in four equal quarterly installments of $34.3 million each beginning March 31, 2023. As of September 30, 2022, $102.9 million of the remaining payment was reflected in Accrued expenses and $34.3 million was reflected in Other non-current liabilities. Under the Fujifilm Settlement Agreement, Fujifilm is required to use commercially reasonable efforts to mitigate the losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA, and the final two quarterly installments will be mitigated by any replacement revenue achieved by Fujifilm between July 1, 2023 and December 31, 2023. The Settlement Payment is less than amounts previously recognized as embedded lease expense and reflected in Research and development expense from FDBT manufacturing activity under the CSA prior to the Fujifilm Settlement Agreement and accordingly, during the three and nine months ended September 30, 2022, the Company recorded a benefit of $98.3 million as Research and development expense (see Note 9).
Except with respect to certain limited activities agreed upon by the parties, the MSA terminated with respect to all activities in FDBU and FDBT on October 21, 2022 and the impact of the termination was determined in accordance with the provisions of the MSA. The terms and conditions of the MSA and CSA will remain in full force and effect with respect to the ongoing activities at FDBK. In addition, the Company and Fujifilm mutually released all claims relating to (i) the cancellation of batches to be manufactured at FDBT under the MSA or CSA, (ii) FDBT facility idle time in 2022, (iii) failure to complete product performance qualification testing of batches manufactured by Fujifilm by December 2021, and (iv) any obligation by Fujifilm to reserve capacity or manufacture batches at FDBT for the benefit of the Company under the MSA or CSA.
The Company continues to assess its manufacturing needs and intends to modify its global manufacturing footprint consistent with its contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so, recognizes that significant costs may be incurred.

Note 5 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,280,581	$1,515,116
Restricted cash, current	10,785	11,490
Restricted cash, non-current(1)	1,656	1,653
Cash, cash equivalents, and restricted cash	$1,293,022	$1,528,259
(1)Classified as Other non-current assets as of September 30, 2022 and December 31, 2021, on the consolidated balance sheets.
Note 6 – Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at September 30, 2022			Fair Value at December 31, 2021
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$365,631	$—	$—	$361,822	$—	$—
Government-backed securities(1)	—	261,000	—	—	266,250	—
Corporate debt securities(1)	—	109,914	—	—	790,672	—
Agency securities(1)	—	42,777	—	—	—	—
Total cash equivalents	$365,631	$413,691	$—	$361,822	$1,056,922	$—
Liabilities
Convertible notes payable	$—	$317,044	$—	$—	$447,509	$—
(1)All investments are classified as Cash and cash equivalents as of September 30, 2022 and December 31, 2021, on the consolidated balance sheets.
Cash equivalents are recorded at cost, which approximate fair value due to their short-term nature. Pricing of the Company's Notes (see Note 10) has been estimated using other observable inputs, including the price of the Company's common stock, implied volatility, interest rates, and credit spreads.
During the nine months ended September 30, 2022 and 2021, the Company did not have any transfers between levels.
Note 7 – Inventory
Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$17,557	$8,872
Semi-finished goods	33,030	—
Finished goods	31,845	—
Total inventory	$82,432	$8,872
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our consolidated statements of operations. For the three and nine months ended September 30, 2022, inventory write-downs were $202.4 million and $358.1 million, respectively. For the three and nine months ended September 30, 2022, losses on firm purchase commitments were $46.6 million and $146.2 million, respectively. There were no inventory write-downs or losses on firm purchase commitments during 2021.

Note 8 – Intangible Assets and Goodwill
Identifiable Intangible Assets
Purchased intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Proprietary adjuvant technology	$6,911	$(3,069)	$3,842	$8,239	$(3,469)	$4,770
Internal-use software(1)	4,888	(274)	4,614	—	—	—
Total identifiable intangible assets	$11,799	$(3,343)	$8,456	$8,239	$(3,469)	$4,770
(1)As of September 30, 2022, internal-use software included $3.6 million for assets under development.
Amortization expense for the nine months ended September 30, 2022 and 2021 was $0.6 million and $0.3 million, respectively. Estimated amortization expense for existing in-use intangible assets for the remainder of 2022 and for each of the five succeeding years ending December 31 is estimated to be as follows (in thousands):

Year	Amount
2022 (remainder)	$189
2023	756
2024	740
2025	392
2026	335
2027	335
Goodwill
The change in the carrying amounts of goodwill for the nine months ended September 30, 2022 was as follows (in thousands):

Amount
Balance at December 31, 2021	$131,479
Currency translation adjustments	(13,944)
Balance at September 30, 2022	$117,535
Note 9 - Leases

During the nine months ended September 30, 2022, the Company concluded that changes in facts and circumstances on its CMO and CDMO agreements that had previously been determined to represent embedded lease arrangements resulted in the modification of existing leases and, in accordance with its policy, the Company remeasured and reallocated the remaining consideration in the contracts and reassessed the lease classification as of the effective date of the modification. As a result, during the nine months ended September 30, 2022, the Company recognized a Right-Of-Use (“ROU”) asset and a corresponding long-term operating lease liability of $44.0 million on the remeasurement of its long-term supply agreements using an average incremental borrowing rate of 5%. The Company expensed the ROU asset since it relates to research and development activities for the development of NVX-CoV2373 for which the Company does not have an alternative future use.

During the three and nine months ended September 30, 2022, the Company recognized a short-term lease benefit of $46.6 million and expense of $37.3 million, respectively, related to its embedded leases, net of a benefit of $98.3 million related to the Fujifilm Settlement Agreement (see Note 4). During the three and nine months ended September 30, 2022, the Company expensed $24.2 million and $44.0 million, respectively, of ROU assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement or modification of the lease. During the three and nine months ended September 30, 2021, the Company recognized a short-term lease expense of $111.3 million and $325.5 million, respectively, related to its embedded leases and expensed $4.4 million and $17.1 million, respectively, of ROU assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement or modification of the lease. During the three and nine months ended September 30, 2022, the Company recognized $0.9 million and $4.3 million of interest expense, respectively, on its finance lease liabilities. During the three and nine months ended September 30, 2021, the Company recognized $1.6 million and $5.6 million of interest expense, respectively, on its finance lease liabilities.
During 2020, the Company entered into a lease agreement for the premises located at 700 Quince Orchard Road, Gaithersburg, Maryland. The lease is for approximately 170,000 square feet of space that the Company intends to use for manufacturing, research and development, and corporate offices. The term of the lease is 15 years with options to extend the lease. The lease provides for an annual base rent of $5.8 million that is subject to future rent increases and obligates the Company to pay building operating costs. During the nine months ended September 30, 2022, the Company obtained the right to direct the use of, and obtain substantially all of the benefit from, certain floors located at the premises and recognized an ROU asset and related lease obligation of $73.2 million as the lease commencement dates for accounting purposes had occurred.
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
Total convertible notes payable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of Notes	$325,000	$325,000
Unamortized debt issuance costs	(475)	(1,542)
Total convertible notes payable(1)	$324,525	$323,458
(1)    Convertible notes are classified as current liabilities and as non-current liabilities in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
The interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Coupon interest at 3.75%	$3,047	$3,047	$9,141	$9,141
Amortization of debt issuance costs	356	356	1,068	1,068
Total interest expense on Notes	$3,403	$3,403	$10,209	$10,209
Note 11 – Stockholders' Equity (Deficit)
During the three months ended March 31, 2022, the Company sold 2.2 million of shares of its common stock resulting in net proceeds of approximately $179 million, under its most recent At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock. As of September 30, 2022, the remaining balance under the June 2021 Sales Agreement was approximately $318 million.

During the nine months ended September 30, 2021, the Company sold 2.6 million shares of its common stock resulting in net proceeds of approximately $565 million, under its various At Market Issuance Sales agreements.
Note 12 – Stock-Based Compensation
Equity Plans
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company's annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 14.8 million shares of common stock under equity awards granted under the 2015 Plan, which includes an increase of 2.4 million shares approved for issuance under the 2015 Plan at the Company's 2022 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025. As of September 30, 2022, there were 4.6 million shares available for issuance under the 2015 Plan.
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
The Company recorded all stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$51	$—	$51	$—
Research and development	16,107	21,860	52,692	70,429
General and administrative	15,389	23,414	49,782	81,028
Total stock-based compensation expense	$31,547	$45,274	$102,525	$151,457
Total stock-based compensation capitalized and included in inventory as of September 30, 2022 was $1.8 million. There was no stock-based compensation capitalized and included in inventory as of December 31, 2021.
As of September 30, 2022, there was approximately $189 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan, as amended (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on September 30, 2022. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the nine months ended September 30, 2022 and 2021 was approximately $19 million and $381 million, respectively.

Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2015 Plan and 2005 Plan for the nine months ended September 30, 2022:

	2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2021	3,635,837	$42.60	68,225	$109.52
Granted	558,181	71.21	—	—
Exercised	(132,420)	15.75	(3,000)	31.10
Canceled	(61,364)	88.58	(1,500)	121.00
Outstanding at September 30, 2022	4,000,234	$46.78	63,725	$112.94
Shares exercisable at September 30, 2022	2,739,565	$39.72	63,725	$112.94
The fair value of stock options granted under the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average Black-Scholes fair value of stock options granted	$37.66	$203.51	$60.24	$156.86
Risk-free interest rate	3.0%-3.6%	0.6%-0.9%	1.4%-3.6%	0.5%-1.1%
Dividend yield	—%	—%	—%	—%
Volatility	122.2%-136.4%	126.4%-140.0%	120.5%-136.7%	124.7%-142.0%
Expected term (in years)	4.0-5.3	4.1-6.1	4.0-6.3	4.1-6.1
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2015 Plan and 2005 Plan as of September 30, 2022 was approximately $9 million and 7.4 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2015 Plan and 2005 Plan as of September 30, 2022 was approximately $5 million and 7.0 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the nine months ended September 30, 2022:

	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2021	819,828	$116.70
Granted	1,113,958	68.49
Vested	(379,802)	78.17
Forfeited	(114,976)	110.59
Outstanding and unvested at September 30, 2022	1,439,008	$90.03

Employee Stock Purchase Plan
The ESPP was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 1.1 million shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 1.65 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of September 30, 2022, there were 0.7 million shares available for issuance under the ESPP.
The ESPP is considered compensatory for financial reporting purposes. As such, the fair value of ESPP shares was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Range of Black-Scholes fair values of ESPP shares granted	$23.59-$39.73	$83.47-$152.11	$23.59-$79.74	$83.47-$238.85
Risk-free interest rate	3.2%-3.3%	0.1%-0.2%	0.6%-3.3%	0.1%-0.2%
Dividend yield	—%	—%	—%	—%
Volatility	103.0%-114.8%	114.9%-150.6%	103.0%-142.9%	114.9%-159.4%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Note 13 – Income Taxes

The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2022 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of September 30, 2022, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income. The Company’s remaining U.S. Federal NOLs are subject to limitation in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), which limits allowable NOL deductions to 80% of federal taxable income.

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
The Company recognized federal and state income tax expense of $2.4 million and $4.3 million, in total, for the three and nine months ended September 30, 2022, respectively, and did not recognize federal or state income tax expense for the three and nine months ended September 30, 2021. The Company recognized income tax expense related to foreign withholding tax on royalties of $0.1 million and $2.3 million, respectively, for the three and nine months ended September 30, 2022 and $6.0 million and $12.6 million for the three and nine months ended September 30, 2021, respectively.

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

After the Sinnathurai Action was filed, six derivative lawsuits were filed: (i) Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), (ii) Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), (iii) William Kirst, et al. v. Stanley C. Erck, et al., No. 8:22-cv-00024-TDC (the “Kirst Action”), (iv) Amy Snyder v. Stanley C. Erck, et al., No. 8:22-cv-01415-TDC (the “Snyder Action”), (v) Charles R. Blackburn, et al. v. Stanley C. Erck, et al., No. 1:22-cv-01417-TDC (the “Blackburn Action”), and (vi) Diego J. Mesa v. Stanley C. Erck, et al. (the “Mesa Action”). The Meyer, Yung, Snyder, and Blackburn Actions were filed in the U.S. District Court for the District of Maryland. The Kirst Action was filed in the Circuit Court for Montgomery County, Maryland, and shortly thereafter removed to the U.S. District Court for the District of Maryland by the defendants. The Mesa Action was filed in the Delaware Court of Chancery. The derivative lawsuits name members of the board of directors and certain members of senior management as defendants. The Company is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees.

On July 21, 2022, the Court issued a memorandum opinion and order remanding the Kirst Action to state court. On February 4, 2022, the Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Court entered an order in the First Consolidated Derivative Action granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action will designate an operative complaint or file a consolidated amended complaint by November 21, 2022. On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. The financial impact of the claims is not estimable.

On February 26, 2021, a Novavax stockholder named Thomas Golubinski filed a derivative complaint against members of the Novavax board of directors and members of senior management in the Delaware Court of Chancery (the “Court”), captioned Thomas Golubinski v. Richard H. Douglas, et al., No. 2021-0172-JRS. The Company is deemed a nominal defendant. Golubinski challenged equity awards made in April 2020 and in June 2020 on the ground that they were “spring-loaded,” that is, made at a time when such board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserted claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff sought an award of damages to the Company, an order rescinding both awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. On May 10, 2021, the defendants moved to dismiss the complaint in its entirety. On June 17, 2021, the Company’s stockholders voted FOR ratification of the April 2020 awards and ratification of the June 2020 awards. Details of the ratification proposals are set forth in the Company’s Definitive Proxy Statement filed with the SEC on May 3, 2021. The results of the vote were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021. Thereafter, the plaintiff stipulated that, as a result of the outcome of the June 17, 2021 vote, the plaintiff no longer intends to pursue the lawsuit or any claim arising from the April 2020 and June 2020 awards. On August 23, 2021, the plaintiff filed a motion seeking an award of attorneys’ fees and expenses, to which the defendants filed an opposition. The motion was argued before the Court on October 18, 2022. The same day, the Court issued a bench ruling denying the plaintiff’s fee application in its entirety and entered an order to that effect. Under a prior Court order, the case was automatically dismissed with prejudice upon denial of the plaintiff’s fee application.

On March 29, 2022, Par Sterile Products, LLC (“Par”) submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (“MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. The matter is at a preliminary stage and therefore the potential loss is not reasonably estimable. The parties are engaged in discovery and arbitration is scheduled for July 2023. While the Company maintains that no breach of the MSA has occurred and intends to vigorously defend the matter, if the final resolution of the matter is adverse to the Company, it could have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects; potential market sizes and demand for our product candidates; the efficacy, safety, and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our coronavirus vaccine candidate (“NVX-CoV2373”) by us and our partners; our estimate of the number of individuals who may potentially be reached by NVX-CoV2373; our expectations with respect to the anticipated ongoing development and commercialization or licensure of NVX-CoV2373, including efforts to expand the NVX-CoV2373 label worldwide as a booster, and to various age groups and geographic locations, and our seasonal quadrivalent influenza vaccine, previously known as NanoFlu; the expected timing, content, and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed (“OWS”), the U.S. Department of Defense (“DoD”), and the Coalition for Epidemic Preparedness Innovations (“CEPI”), and payments from the Bill & Melinda Gates Foundation (“BMGF”); funding under our advance purchase agreements and supply agreements and amendments to, or termination of, any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification and assay validation, necessary to satisfy applicable regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”), World Health Organization (“WHO”), United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency, the European Medicines Agency, the Republic of Korea’s Ministry of Food and Drug Safety, or Japan’s Ministry of Health, Labour and Welfare; unanticipated challenges or delays in conducting clinical trials; difficulty obtaining scarce raw materials and supplies; resource constraints, including human capital and manufacturing capacity, constraints on the ability of Novavax to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities; and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which may be detailed and modified or updated in other documents filed with the United States Securities and Exchange Commission (“SEC”) from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.

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

We have developed a COVID-19 vaccine (“NVX-CoV2373,” “Nuvaxovid™,” “Covovax™,” “Novavax COVID-19 Vaccine, Adjuvanted”), and are developing an influenza vaccine candidate, a COVID-19-Influenza Combination (“CIC”) vaccine candidate, and additional vaccine candidates, including for Omicron subvariants (NVX-CoV2515 for Omicron BA.1 specific vaccine), and bivalent formulations with prototype vaccine (“NVX-CoV2373”). NVX-CoV2373 has received approval, interim authorization, provisional approval, conditional marketing authorization (“CMA”), and emergency use authorization (“EUA”) from multiple regulatory authorities globally for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications. In addition to COVID-19 and seasonal influenza, our other areas of focus include respiratory syncytial virus (“RSV”) and malaria.

Technology Overview

We believe our recombinant nanoparticle vaccine technology together with our proprietary Matrix-M™ adjuvant is well-suited for the development and commercialization of vaccine candidates targeting a broad scope of respiratory and other emerging infectious diseases at scale.

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
NVX-CoV2373 Regulatory and Licensure

We continue to make progress in advancing NVX-CoV2373 toward regulatory approvals. We have received numerous authorizations globally within the adult population, aged 18 and older, and the adolescent population, aged 12 through 17, for primary series and both homologous and heterologous booster indications. Collectively, these indications have the potential to reach over six billion individuals. To date, we have received approval, interim authorization, provisional approval, CMA, and EUA for both adult and adolescent populations, and we are working to expand our label worldwide. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate equitable global access to our COVID-19 vaccine.

For the territories in which our vaccine has gained authorization, NVX-CoV2373 is marketed under the brand names (i) Nuvaxovid™ COVID-19 Vaccine (SARS-CoV-2 rS Recombinant, adjuvanted), (ii) Covovax™ (manufacturing and commercialization by the Serum Institute of India Pvt. Ltd. (“SIIPL”)), or (iii) Novavax COVID-19 Vaccine, Adjuvanted.

Through the date of filing this Quarterly Report, the below is a summary of regulatory authorizations for NVX-CoV2373:
(1)    Regulatory approval received in partnership with SIIPL.
(2)    Regulatory manufacturing and marketing approval received by partner Takeda Pharmaceutical Company Limited (“Takeda”).

During the third quarter of 2022, we completed additional regulatory submissions in major markets for both adult and adolescent populations for primary and booster indications. We are in active discussions with regulatory authorities and remain focused on expanding our label in multiple countries for NVX-CoV2373.

Below is a summary and status of our regulatory submissions completed and awaiting authorization decisions, through the date of filing this Quarterly Report.
(1)    Regulatory filing submitted by our partner, SK bioscience, Co., Ltd. (“SK bioscience”).

Clinical Pipeline

Our clinical pipeline encompasses vaccine candidates spanning multiple therapeutic areas including coronavirus, seasonal influenza, and RSV, in addition to providing Matrix-MTM adjuvant for collaborations investigating the prevention of malaria. Our COVID-19 vaccine candidate, NVX-CoV2373, is our leading product, having received approval, interim authorization, provisional approval, CMA, and EUA from multiple regulatory authorities globally.

We advanced NVX-CoV2373 through two pivotal Phase 3 clinical trials that demonstrated high efficacy against both the original COVID-19 strain and commonly circulating COVID-19 variants of concern, while displaying a favorable safety profile. In October 2022, we announced additional data from the Phase 3 PREVENT-19 trial and new results from a Lot Consistency Study (Study 307). New PREVENT-19 data added support for the use of prototype Novavax vaccine for homologous boosting in adults and adolescents aged 12 through 17. In all adults, boosted responses were long-lived and were demonstrated to be relevant against currently circulating variants such as Omicron. The Lot Consistency trial met its primary endpoint, showing that three lots of COVID-19 vaccine induced comparable immune responses in adults aged 18 through 49, thereby demonstrating the consistency of the commercial manufacturing process. Additional findings showed utility of the prototype vaccine as a heterologous booster, inducing broad immune responses against contemporary Omicron variants.

We remain focused on expanding our NVX-CoV2373 vaccine label within the booster and adolescent market following global regulatory authorizations. In August 2022, we initiated the Phase 2b/3 Hummingbird global clinical trial. The trial will evaluate the safety, effectiveness (immunogenicity), and efficacy of two primary doses of NVX-CoV2373 given 21 days apart in younger children (aged six to 11 years), followed by a booster dose at six months after the primary vaccination series. We enrolled the sentinel cohort in the first age group (aged six to 11 years) in the United States. Based on initial supportive safety and tolerability data analyzed by an independent Safety Monitoring Committee, we have progressed to recruiting the full age cohort. Furthermore, through ongoing booster studies in our clinical trials and continued development of our COVID-19 variant strain vaccine candidates, we continue to evaluate vaccine performance. We remain confident in the utility of our prototype vaccine against emerging variants, as we continue to respond to the evolving COVID landscape. We are currently analyzing preliminary clinical data from our ongoing Omicron BA.1 monovalent and bivalent strain change trial (study 311). Study 311 achieved its strain-change endpoint using BA.1 as the model omicron subvariant vaccine. However, the magnitude and breadth of the immune responses following boosting with the prototype vaccine reinforces our belief that a strain change may not be required for our technology. No significant benefit was observed for the bivalent formatted vaccine. When evaluating the response to the forward drifted BA.5 omicron subvariant, neither the BA.1 vaccine nor the prototype/BA.1 bivalent vaccine offered any advantage. We expect to leverage these clinical insights to advance additional regulatory approvals of our COVID-19 vaccine for primary, booster, and pediatric indications globally, amidst the ongoing and evolving COVID-19 pandemic.

Additionally, we are developing our quadrivalent nanoparticle influenza vaccine (qNIV) candidate, previously known as NanoFlu, which we previously advanced through a successful Phase 3 study announced in September 2021, demonstrating the utility for a stand-alone influenza vaccine or used in a combination vaccine. We continue to progress our CIC vaccine candidate, which combines NVX-CoV2373 and our qNIV approach. In October 2022, we announced positive results from the Phase 1/2 CIC clinical trial demonstrating the CIC vaccine’s ability to generate both antibody and polyfunctional CD4+ T-cell (lymphocytes that help coordinate the immune response) responses against severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and homologous and heterologous influenza strains. We intend to continue the clinical development of CIC with a follow-up trial to begin in late 2022.

Furthermore, we remain interested in continuing the development of both our RSV Program for respiratory syncytial virus fusion (F) protein nanoparticle vaccine candidate (“RSV F Vaccine”) and Matrix-MTM adjuvant collaborations for malaria. There is an ongoing Phase 3 trial being conducted by our partner, Jenner Institute, University of Oxford, for R21, a malaria candidate which is formulated using our Matrix-M™ adjuvant. In September 2022, positive results from an ongoing Phase 1/2b study were published in The Lancet Infectious Diseases reporting safety, immunogenicity, and efficacy results at 12 months following administration of a booster vaccination. A booster dose of R21 formulated with our Matrix-M™ adjuvant at one year following the primary three-dose regimen maintained high efficacy against first and multiple episodes of clinical malaria. The booster vaccine induced antibody concentrations that is related to vaccine efficacy. The trial is ongoing to assess long-term follow-up of the participants and the value of further booster vaccinations.

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
(3) Ongoing Phase 3 strain change trial.
Business Highlights
Third Quarter 2022 and Recent Highlights

Expanded COVID-19 Vaccine in Adult Population Aged 18 and Older

•Nuvaxovid™ booster authorized for emergency use in the U.S., European Union (“EU”), Switzerland, United Arab Emirates (UAE) and New Zealand, with submissions completed to WHO, as well as in Great Britain and South Korea

◦Recommendations provided by U.S. Centers for Disease Control and Prevention (“CDC”), E.U.’s Committee for Medicinal Products for Human Use and Switzerland’s Federal Office of Public Health

•Nuvaxovid™ granted import and use permit in Israel for primary series and as a booster

•Covovax™ granted full product registration in South Africa for primary series

Expanded COVID-19 Vaccine in Adolescent Population Aged 12 Through 17

•Nuvaxovid™ primary series authorized for emergency use in the U.S., EU, Japan, Great Britain, Australia, South Korea, Taiwan, Switzerland, Thailand, UAE and New Zealand, with submissions completed to WHO and in Singapore

◦Recommendation provided by U.S. CDC

•Nuvaxovid™ granted import and use permit in Israel for primary series and as a booster

COVID-19 Vaccine Manufacturing and Supply

•Delivered over 94 million doses of NVX-CoV2373 globally to date

•Completed submission to add Novavax CZ as an EU manufacturing site

•Solidified manufacturing and supply network ensuring capacity to support ongoing global demand

COVID-19 Clinical Development Program

•Announced topline results from Phase 3 Boosting Trial for NVX-CoV2515, meeting the primary strain-change endpoint and reaffirming that prototype vaccine induces broadly cross-reactive responses, suggesting utility against current and future variants

•PREVENT-19 Phase 3 NVX-CoV2373 homologous booster data support benefits against variants

◦Following a single homologous booster dose, adult participants demonstrated increased anti-spike IgG levels and increased functional antibody levels measured by hACE2 receptor inhibition against Omicron BA.1, BA.2 and BA.5 variants, approximating levels observed in our Phase 3 efficacy studies

◦Robust booster responses were consistent between younger (less than 65 years of age) and older (greater than 65 years of age) adults, and independent of whether the booster dose was administered eight or 11 months after the primary series, offering further evidence of broad utility and duration of response with NVX-CoV2373

◦Adolescent participants following a single booster dose demonstrated neutralizing titers were 2.7-fold higher than those seen with primary vaccination and a broad antibody response against Omicron BA.1, BA.2 and BA.5 variants

•Demonstrated NVX-CoV2373 induced consistent immune responses when boosted on top of mRNA or AD26 vaccines, and achieved primary endpoint of Lot Consistency study for adults aged 18 through 49, demonstrating a consistent manufacturing process

◦When used as a heterologous boost (after either 2 or 3 doses of mRNA OR 1 or 2 doses of AD26) NVX-CoV2373 generated antibody levels previously found to be related to efficacy in the PREVENT-19 Phase 3 trial

•Initiated Phase 2b/3 Hummingbird global clinical trial for NVX-CoV2373 in younger children aged six months through 11 years, enrolling the sentinel cohort in the first group aged six through 11 years in the U.S.

◦Based on initial supportive safety and tolerability data analyzed by an independent Safety and Monitoring Committee, progressed to recruiting the full age cohort

COVID-19-Influenza Combination (CIC) Vaccine Candidate Clinical Development

•Announced positive cellular immunity results of CIC Phase 1/2 trial following initial results announced in April, demonstrating ability to generate immune responses, including both antibody and polyfunctional CD4+ T-cell responses, against SARS-CoV-2 and homologous and heterologous influenza strains

◦Generated robust antibody responses against both prototype and Omicron BA.1 strains of SARS-CoV-2 and influenza antigens

◦Safety and tolerability profile was consistent with standalone NVX-CoV2373 prototype vaccine and quadrivalent influenza vaccine candidate

◦Phase 2 trial expected to begin by the end of 2022

Sales of Common Stock
During the three months ended March 31, 2022, we sold 2.2 million of shares of our common stock resulting in net proceeds of approximately $179 million, under our most recent At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock. As of September 30, 2022, the remaining balance under our June 2021 Sales Agreement was approximately $318 million.
During the nine months ended September 30, 2021, we sold 2.6 million shares of our common stock resulting in net proceeds of approximately $565 million, under our various At Market Issuance Sales agreements then in effect.
Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements (unaudited) and the accompanying notes, which have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies and estimates are included under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC, and are updated for inventory valuation below.
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
Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	Change
Revenue (in thousands):
Product sales	$626,091	$—	$626,091
Grants	106,273	135,007	(28,734)
Royalties and other	2,213	43,837	(41,624)
Total revenue	$734,577	$178,844	$555,733

Revenue for the three months ended September 30, 2022 was $734.6 million as compared to $178.8 million for the same period in 2021, an increase of $555.7 million. Revenue for the three months ended September 30, 2022 was primarily comprised of revenue from product sales of NVX-CoV2373 and revenue for services performed under the agreement with the U.S. government partnership formerly known as OWS (“OWS Agreement”). Revenue for the three months ended September 30, 2021 was primarily comprised of revenue for services performed under the OWS Agreement and our funding agreements with CEPI. The increase in revenue was due to the commencement of commercial sales of NVX-CoV2373 in 2022, partially offset by decreased development activities under our funding agreements with CEPI.
We expect revenue in 2022 to significantly increase as compared to 2021 due to product sales of NVX-CoV2373 under various supply agreements, sometimes referred to as advance purchase agreements (“APAs”), as a result of multiple global regulatory approvals.
Expenses

	Three Months Ended September 30,
	2022	2021	Change
Expenses (in thousands):
Cost of sales	$434,593	—	$434,593
Research and development	304,297	408,195	(103,898)
Selling, general, and administrative	122,876	77,793	45,083
Total expenses	$861,766	$485,988	$375,778
Cost of Sales
Cost of sales was $434.6 million, or 69% of product sales, for the three months ended September 30, 2022, including expense of $249.0 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at September 30, 2022 we had approximately $0.1 billion of commercial inventory that was expensed prior to approval. We expect to utilize the majority of our reduced-cost inventory through 2023. If inventory sold for the three months ended September 30, 2022 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $444.0 million, or 71% of product sales, an adjustment of $9.4 million as compared to cost of sales recognized. The cost of sales to high income countries is expected to be between 15% and 30% of product sales based on our standard cost. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer mix or standard costs.

Research and Development Expenses
Research and development expenses decreased to $304.3 million for the three months ended September 30, 2022 as compared to $408.2 million for the three months ended September 30, 2021, a decrease of $103.9 million primarily due to research and development of coronavirus vaccines, including NVX-CoV2373, NVX-CoV2515, bivalent formulations, and CIC, as summarized in the table below (in thousands):

	Three Months Ended September 30,
	2022	2021
Coronavirus vaccines	$208,004	$341,600
Influenza vaccine	3,011	1,656
Other vaccine development programs	843	126
Total direct external research and development expense	211,858	343,382
Employee expenses	45,150	36,574
Stock-based compensation expense	16,107	21,860
Facility expenses	16,770	4,983
Other expenses	14,412	1,396
Total research and development expenses	$304,297	$408,195
Research and development expenses for coronavirus vaccines for the three months ended September 30, 2022 and 2021, included a benefit of $80.5 million related to previously accelerated manufacturing costs and an expense of $35.8 million related to the acceleration of manufacturing costs, respectively, for leases that we determined were embedded in multiple manufacturing supply agreements with Contract Manufacturing Organizations (“CMOs”) and contract manufacturing and development organizations (“CDMOs”). Pursuant to the Fujifilm Settlement Agreement (see Note 4 to our consolidated financial statements in this Quarterly Report), we are responsible for a Settlement Payment of up to $185.0 million to Fujifilm in connection with cancellation of manufacturing activity at FDBT under the CSA, of which $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022. The Settlement Payment is less than amounts previously recognized as embedded lease expense and reflected in Research and development expense from FDBT manufacturing activity under the CSA prior to the Fujifilm Settlement Agreement and accordingly, during the three months ended September 30, 2022, we recorded a benefit of $98.3 million as Research and development expense. For 2022, we expect total research and development expenses to decrease as compared to 2021, primarily due to capitalization of manufacturing costs during 2022 that were previously recognized as research and development expenses in prior periods, partially offset by research and development expenses related to increased clinical activities as we continue to develop our coronavirus vaccines and other programs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $122.9 million for the three months ended September 30, 2022 from $77.8 million for the same period in 2021, an increase of $45.1 million. The increase in selling, general, and administrative expenses is primarily due to an increase in professional fees and marketing costs in support of our NVX-CoV2373 program. For 2022, we expect selling, general, and administrative expenses to increase significantly as compared to 2021 due to increased activities related to supporting our NVX-CoV2373 program and increases in professional fees and marketing costs.
Other Expense

	Three Months Ended September 30,
	2022	2021	Change
Other Expense (in thousands):
Interest expense	$(4,169)	$(5,182)	$1,013
Other expense	(34,783)	(4,064)	(30,719)
Total other expense, net	$(38,952)	$(9,246)	$(29,706)
We had total other expense, net, of $39.0 million for the three months ended September 30, 2022 as compared to $9.2 million for the same period in 2021. During the three months ended September 30, 2022 and 2021, other expense was primarily related to losses due to foreign exchange rate activity.

Income Tax Expense
During the three months ended September 30, 2022 and 2021, we recognized $2.5 million and $6.0 million, respectively, of income tax expense related to federal and state income taxes and foreign withholding tax on royalties.
Net Loss

	Three Months Ended September 30,
	2022	2021	Change
Net Loss (in thousands, except per share information):
Net loss	$(168,613)	$(322,431)	$153,818
Net loss per share, basic and diluted	$(2.15)	$(4.31)	$2.16
Weighted average shares outstanding, basic and diluted	78,274	74,745	3,529
Net loss for the three months ended September 30, 2022 was $168.6 million, or $2.15 per share, basic, as compared to $322.4 million, or $4.31 per share, basic, for the same period in 2021. The decrease in net loss during the three months ended September 30, 2022, was primarily due to the commencement of commercial sales of NVX-CoV2373 in 2022 and a decrease in research and development expense, partially offset by the write-down of excess, obsolete, or expired inventory and losses on firm purchase commitments.
The increase in weighted average shares outstanding for the three months ended September 30, 2022 is primarily a result of sales of our common stock and exercises of stock-based awards in 2022 and 2021.
Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	Change
Revenue (in thousands):
Product sales	$1,267,174	$—	$1,267,174
Grants	313,348	854,390	(541,042)
Royalties and other	43,951	69,700	(25,749)
Total revenue	$1,624,473	$924,090	$700,383
Revenue for the nine months ended September 30, 2022 was $1.6 billion as compared to $924.1 million for the same period in 2021, an increase of $700.4 million. Revenue for the nine months ended September 30, 2022 was primarily comprised of revenue from product sales of NVX-CoV2373 and, to a lesser extent, revenue for services performed under the OWS Agreement. Revenue for the nine months ended September 30, 2021 was primarily comprised of revenue for services performed under the OWS Agreement and our funding agreements with CEPI. The increase in revenue was due to the commencement of commercial sales of NVX-CoV2373 in 2022, partially offset by decreased development activities under the OWS Agreement and our funding agreements with CEPI.
Expenses

	Nine Months Ended September 30,
	2022	2021	Change
Expenses (in thousands):
Cost of sales	$720,874	$—	$720,874
Research and development	977,428	1,571,551	(594,123)
Selling, general, and administrative	327,028	214,144	112,884
Total expenses	$2,025,330	$1,785,695	$239,635

Cost of Sales
Cost of sales was $720.9 million, or 57% of product sales, for the nine months ended September 30, 2022, including expense of $504.3 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving approval, we expensed manufacturing costs as research and development expenses. After receiving approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at September 30, 2022 we had approximately $0.1 billion of commercial inventory that was expensed prior to approval. We expect to utilize the majority of our reduced-cost inventory through 2023. If inventory sold for the nine months ended September 30, 2022 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $883.5 million, or 70% of product sales, an adjustment of $162.6 million as compared to cost of sales recognized. The cost of sales to high income countries is expected to be between 15% and 30% of product sales based on our standard cost. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $977.4 million for the nine months ended September 30, 2022 from $1.6 billion for the same period in 2021, a decrease of $594.1 million, primarily due to decreased development activities relating to coronavirus vaccines, including NVX-CoV2373, NVX-CoV2515, bivalent formulations, and CIC, as summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Coronavirus vaccines	$697,952	$1,376,921
Influenza vaccine	6,581	5,950
Other vaccine development programs	1,156	641
Total direct external research and development expense	705,689	1,383,512
Employee expenses	132,069	86,085
Stock-based compensation expense	52,692	70,429
Facility expenses	40,842	11,387
Other expenses	46,136	20,138
Total research and development expenses	$977,428	$1,571,551
Research and development expenses for coronavirus vaccines for the nine months ended September 30, 2022 and 2021, included a benefit of $147.8 million related to previously accelerated manufacturing costs and an expense of $78.8 million related to the acceleration of manufacturing costs, respectively, for leases that we determined were embedded in multiple manufacturing supply agreements with CMOs and CDMOs. Pursuant to the Fujifilm Settlement Agreement (see Note 4 to our consolidated financial statements in this Quarterly Report), we are responsible for a Settlement Payment of up to $185.0 million to Fujifilm in connection with cancellation of manufacturing activity at FDBT under the CSA, of which $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022. The Settlement Payment is less than amounts previously recognized as embedded lease expense and reflected in Research and development expense from FDBT manufacturing activity under the CSA prior to the Fujifilm Settlement Agreement and accordingly, during the three months ended September 30, 2022, we recorded a benefit of $98.3 million as Research and development expense.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $327.0 million for the nine months ended September 30, 2022 from $214.1 million for the same period in 2021, an increase of $112.9 million. The increase in selling, general, and administrative expenses is primarily due to an increase in professional fees and marketing costs in support of our NVX-CoV2373 program.

Other Expense

	Nine Months Ended September 30,
	2022	2021	Change
Other Expense (in thousands):
Interest expense	$(15,279)	$(15,989)	$710
Other expense	(53,002)	(7,267)	(45,735)
Total other expense, net	$(68,281)	$(23,256)	$(45,025)
We had total other expense, net of $68.3 million for the nine months ended September 30, 2022 as compared to $23.3 million for the same period in 2021. During the nine months ended September 30, 2022 and 2021, other expense was primarily related to losses due to foreign exchange rate activity.
Income Tax Expense
During the nine months ended September 30, 2022 and 2021, we recognized $6.6 million and $12.6 million, respectively, of income tax expense related to federal and state income taxes and foreign withholding tax on royalties.
Net Loss

	Nine Months Ended September 30,
	2022	2021	Change
Net Loss (in thousands, except per share information):
Net loss	$(475,690)	$(897,467)	$421,777
Net loss per share, basic and diluted	$(6.13)	$(12.13)	$6.00
Weighted average shares outstanding, basic and diluted	77,631	73,972	3,659
Net loss for the nine months ended September 30, 2022 was $475.7 million, or $6.13 per share, as compared to $897.5 million, or $12.13 per share, for the same period in 2021. The decrease in net loss during the nine months ended September 30, 2022 was primarily due to the commencement of commercial sales of NVX-CoV2373 in 2022 and a decrease in research and development expense, partially offset by decreased revenue under the OWS Agreement and the write-down of excess, obsolete, or expired inventory and losses on firm purchase commitments.
The increase in weighted average shares outstanding for the nine months ended September 30, 2022 is primarily a result of sales of our common stock in 2022 and 2021.
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

We have entered into supply agreements, sometimes referred to as APAs, with Gavi, the Vaccine Alliance (“Gavi”); the European Commission (“EC”); and various countries globally. We also have grant and license agreements. As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the license agreements, was approximately $4 billion. Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under our APA agreements may require us to refund portions of upfront payments or result in reduced future payments, which could adversely impact our ability to realize revenue from our unsatisfied performance obligations. The timing to fulfill performance obligations related to grant agreements will depend on the results of our research and development activities, including clinical trials, and delivery of doses. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype NVX-CoV2373 vaccine under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of NVX-CoV2373. Such upfront payments under our supply agreements generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones.

In addition, we continue to assess our manufacturing needs and intend to modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so recognize that significant costs may be incurred. Pursuant to the Fujifilm Settlement Agreement (see Note 4 to our consolidated financial statements in this Quarterly Report), we are responsible for a Settlement Payment of up to $185.0 million to Fujifilm in connection with cancellation of manufacturing activity at FDBT under the CSA, of which $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022. The Settlement Payment is less than amounts previously recognized as embedded lease expense and reflected in Research and development expense from FDBT manufacturing activity under the CSA prior to the Fujifilm Settlement Agreement and accordingly, during the three months ended September 30, 2022, we recorded a benefit of $98.3 million as Research and development expense.

Under the terms of our supply commitment with Gavi, which includes both our APA and the supply obligation of our licensed partner, SIIPL, 1.1 billion doses of NVX-CoV2373 are to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. The Novavax APA contemplates that we will manufacture and distribute 350 million doses. Under that agreement with Gavi, we received an upfront payment of $350 million from Gavi in 2021 and an additional payment of $350 million in the first quarter of 2022 related to our achieving WHO Emergency Use Listing. Although Novavax continues to be prepared to deliver the quantities of NVX-CoV2373 doses to Gavi under the terms of the APA, we were notified by Gavi of its intent to seek to revise the number and timing of doses of NVX-CoV2373 supplied by Novavax under such agreement. Furthermore, Gavi may seek partial or full recovery of the prior nonrefundable payments it has made to Novavax. Our position is that Gavi has no contractual right to recover prior nonrefundable payments if it fails to order the 350 million doses it committed to order. To date, except for an initial order of approximately 2 million doses, Novavax has not received an order from Gavi and the timing and quantities of future orders to deliver NVX-CoV2373 to the COVAX facility are unclear.

In July 2022, we entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (the “Amended and Restated UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement originally entered into in October 2020 (the “Original UK Supply Agreement”). Pursuant to the Original UK Supply Agreement, the Authority agreed to purchase 60 million doses of NVX-CoV2373. Under the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses of NVX-CoV2373, with the number of additional doses contingent on our timely achievement of supportive recommendations from the United Kingdom’s Joint Committee on Vaccination and Immunisation (the “JCVI”). In the event that we are unable to achieve the JCVI supportive recommendations, we may have to repay up to $225.0 million related to the upfront payment we received from the Authority under the Original UK Supply Agreement. As of September 30, 2022, we will be required to repay a minimum of $40.0 million related to the upfront payment. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.

We have an APA with the EC acting on behalf of various EU member states to supply a minimum of 20 million and up to 100 million initial doses of NVX-CoV2373, with the option for the EC to purchase an additional 100 million doses up to a maximum aggregate of 200 million doses, in one or more tranches, through 2023. In July and August 2022, we were notified by the EC that it was cancelling 5 million doses of its prior commitment originally scheduled for delivery in the first and second quarters of 2022, in accordance with the APA, and reducing the order to 65 million doses. We are in the process of finalizing a revised delivery schedule for the remaining 23 million committed doses under our APA with the EC that were originally scheduled for delivery during the first and second quarters of 2022.

In July 2022, we entered into a modification to the OWS Agreement that amended the terms of such agreement to provide for (i) an initial delivery to the U.S. government of approximately 3 million doses of NVX-CoV2373 and (ii) any additional manufacture and delivery to the U.S. government up to an aggregate of 100 million doses of NVX-CoV2373 contemplated by the original OWS Agreement (inclusive of the initial batch of approximately 3 million doses) dependent on U.S. government demand, FDA guidance on strain selection, agreement between the parties on the price of such doses, and available funding. Additionally, in July 2022, we entered into a modification to our existing agreement with the DoD that amended the terms of such agreement to provide for the initial delivery of 0.2 million doses of NVX-CoV2373 after receipt of EUA approval from the FDA, with delivery of the remaining 9.8 million doses of NVX-CoV2373 contemplated by the original agreement subject to DoD demand and available funding.

In the nine months ended September 30, 2022, we primarily funded our operations with cash and cash equivalents, upfront payments under APAs, revenue from product sales, royalties under licensing arrangements with our strategic partners, and proceeds from the sale of common stock, together with revenue under the OWS Agreement that supports our NVX-CoV2373 vaccine development activities. We anticipate our future operations to be funded by revenue from product sales, royalties under licensing arrangements with our strategic partners, revenue under our OWS Agreement, our cash and cash equivalents, and other potential funding sources.
We may from time to time seek to retire or purchase, directly or indirectly, our outstanding debt through cash purchases and/or exchanges for equity or debt, in open market purchases, privately negotiated transactions, or otherwise. Such purchases and/or exchanges, if any, will be on such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material, which could impact our capital structure, the market for our debt securities, and the price of the indebtedness being purchased and/or exchanged, and affect our liquidity.
As of September 30, 2022, we had $1.3 billion in cash and cash equivalents and restricted cash as compared to $1.5 billion as of December 31, 2021.
The following table summarizes cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(298,121)	$665,354	$(963,475)
Investing activities	(70,921)	116,518	(187,439)
Financing activities	133,548	522,424	(388,876)
Effect on exchange rate on cash, cash equivalents, and restricted cash	257	(6,208)	6,465
Net increase (decrease) in cash, cash equivalents, and restricted cash	(235,237)	1,298,088	(1,533,325)
Cash, cash equivalents, and restricted cash at beginning of period	1,528,259	648,738	879,521
Cash, cash equivalents, and restricted cash at end of period	$1,293,022	$1,946,826	$(653,804)
Net cash used in operating activities was $298.1 million for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $665.4 million for the same period in 2021. The decrease in cash provided is primarily due to the application of upfront payments under APAs resulting from sales of NVX-CoV2373 during the nine months ended September 30, 2022 as compared to an increase in cash due to the receipt of upfront payments under APAs during the nine months ended September 30, 2021.
During the nine months ended September 30, 2022 and 2021, our investing activities consisted primarily of capital expenditures and maturities and sale of marketable securities, net of purchases. Capital expenditures for the nine months ended September 30, 2022 and 2021 were $66.0 million and $41.1 million, respectively. For 2022, we expect our capital expenditures to continue to increase due to further development activities for our NVX-CoV2373 program, including the additional build-out of research and development and manufacturing facilities and related equipment, and the build-out of our new corporate office facility.
Our financing activities consisted primarily of sales of our common stock under our At Market Issuance Sales Agreements, payments of finance lease liabilities, and exercise of stock-based awards. In the nine months ended September 30, 2022 and 2021, we received net proceeds of approximately $179 million and $565 million, respectively, from selling shares of common stock through our At Market Issuance Sales Agreements.

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

We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency of our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign consolidated subsidiaries would result in a decline of stockholders’ equity of approximately $17 million as of September 30, 2022.

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

Our convertible senior unsecured notes have a fixed interest rate, and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After the Sinnathurai Action was filed, six derivative lawsuits were filed: (i) Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), (ii) Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), (iii) William Kirst, et al. v. Stanley C. Erck, et al., No. 8:22-cv-00024-TDC (the “Kirst Action”), (iv) Amy Snyder v. Stanley C. Erck, et al., No. 8:22-cv-01415-TDC (the “Snyder Action”), (v) Charles R. Blackburn, et al. v. Stanley C. Erck, et al., No. 1:22-cv-01417-TDC (the “Blackburn Action”), and (vi) Diego J. Mesa v. Stanley C. Erck, et al. (the “Mesa Action”). The Meyer, Yung, Snyder, and Blackburn Actions were filed in the U.S. District Court for the District of Maryland. The Kirst Action was filed in the Circuit Court for Montgomery County, Maryland, and shortly thereafter removed to the U.S. District Court for the District of Maryland by the defendants. The Mesa Action was filed in the Delaware Court of Chancery. The derivative lawsuits name members of the board of directors and certain members of senior management as defendants. Novavax is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees.

On July 21, 2022, the Court issued a memorandum opinion and order remanding the Kirst Action to state court. On February 4, 2022, the Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Court entered an order in the First Consolidated Derivative Action granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action will designate an operative complaint or file a consolidated amended complaint by November 21, 2022. On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action.

On February 26, 2021, a Novavax stockholder named Thomas Golubinski filed a derivative complaint against members of the Novavax board of directors and members of senior management in the Delaware Court of Chancery (the “Court”), captioned Thomas Golubinski v. Richard H. Douglas, et al., No. 2021-0172-JRS. Novavax is deemed a nominal defendant. Golubinski challenged equity awards made in April 2020 and in June 2020 on the ground that they were “spring-loaded,” that is, made at a time when such board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserted claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff sought an award of damages to the Company, an order rescinding both awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. On May 10, 2021, the defendants moved to dismiss the complaint in its entirety. On June 17, 2021, the Company’s stockholders voted FOR ratification of the April 2020 awards and ratification of the June 2020 awards. Details of the ratification proposals are set forth in the Company’s Definitive Proxy Statement filed with the SEC on May 3, 2021. The results of the vote were disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021. Thereafter, the plaintiff stipulated that, as a result of the outcome of the June 17, 2021 vote, the plaintiff no longer intends to pursue the lawsuit or any claim arising from the April 2020 and June 2020 awards. On August 23, 2021, the plaintiff filed a motion seeking an award of attorneys’ fees and expenses, to which the defendants filed an opposition. The motion was argued before the Court on October 18, 2022. The same day, the Court issued a bench ruling denying the plaintiff’s fee application in its entirety and entered an order to that effect. Under a prior Court order, the case was automatically dismissed with prejudice upon denial of the plaintiff’s fee application.

Par Sterile Products, LLC Arbitration
On March 29, 2022, Par Sterile Products, LLC (“Par”) submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (“MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. The matter is at a preliminary stage and therefore the potential loss is not reasonably estimable. The parties are engaged in discovery and arbitration is scheduled for July 2023. While the Company maintains that no breach of the MSA has occurred and intends to vigorously defend the matter, if the final resolution of the matter is adverse to the Company, it could have a material impact on the Company's financial position, results of operations, or cash flows.

General

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, which was filed with the SEC on August 9, 2022. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.
Item 5.    Other Information
On July 1, 2022, Novavax, Inc. (the “Company”) entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (the “Amended and Restated UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement, dated October 22, 2020, between the parties.
The description of the Amended and Restated UK Supply Agreement set forth in Part II, Item 5. “Other Information” of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 is incorporated herein by reference.

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

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

10.1*±
Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated as of July 1, 2022, between the Company and The Secretary of State for Business, Energy, and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland

10.2*±
Letter of Amendment to the Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated as of September 26, 2022, between the Company and The Secretary of State for Business, Energy, and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland

10.3*±	Modification No. 02 to Base Agreement between the Company and Advanced Technology International, dated as of August 2, 2022

10.4*±	Modification No. 14 to Undefinitized Project Agreement No. 1, dated July 1, 2022, between the Company and Advanced Technology International

10.5*±	Modification No. 15 to Undefinitized Project Agreement No. 1, dated August 9, 2022, between the Company and Advanced Technology International

10.6*±	Modification No. 16 to Undefinitized Project Agreement No. 1, dated September 9, 2022, between the Company and Advanced Technology International

10.7*±
Amendment of Solicitation/Modification of Contract No. 4, dated as of July 29, 2022, between the Company. and the U.S. Department of Defense Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense

10.8*±
Settlement Agreement, dated September 30, 2022, between the Company and FUJIFILM Diosynth Biotechnologies UK Limited, FUJIFILM Diosynth Biotechnologies Texas, LLC, and FUJIFILM Diosynth Biotechnologies USA, Inc.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2022 and 2021, (ii) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2022 and 2021, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three- and nine-month periods ended September 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three- and nine-month periods ended September 30, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.

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

NOVAVAX, INC.

Date: November 9, 2022	By:	/s/ Stanley C. Erck
Stanley C. Erck President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)