Form 10-Q
period 2023-03-31
NOVAVAX INC
filed 2023-05-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 86,305,085 as of April 30, 2023.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022	2
	Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	34
Item 6.	Exhibits	39
SIGNATURES		40

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Product sales	$(7,457)	$585,628
Grants	87,379	99,301
Royalties and other	1,029	19,042
Total revenue	80,951	703,971

Expenses:
Cost of sales	34,086	15,204
Research and development	247,101	383,483
Selling, general, and administrative	112,532	95,992
Total expenses	393,719	494,679
Income (Loss) from operations	(312,768)	209,292
Other income (expense):
Interest expense	(4,316)	(4,876)
Other income	24,362	1,654
Income (Loss) before income tax expense	(292,722)	206,070
Income tax expense	1,183	2,662
Net income (loss)	$(293,905)	$203,408

Net income (loss) per share:
Basic	$(3.41)	$2.66
Diluted	$(3.41)	$2.56
Weighted average number of common shares outstanding
Basic	86,158	76,457
Diluted	86,158	80,711
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income (loss)	$(293,905)	$203,408
Other comprehensive income:
Foreign currency translation adjustment	3,211	41
Other comprehensive income	3,211	41
Comprehensive income (loss)	$(290,694)	$203,449
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$624,950	$1,336,883
Restricted cash	10,330	10,303
Accounts receivable	112,849	82,375
Inventory	34,185	36,683
Prepaid expenses and other current assets	188,714	237,147
Total current assets	971,028	1,703,391
Property and equipment, net	307,414	294,247
Right of use asset, net	103,923	106,241
Goodwill	129,827	126,331
Other non-current assets	30,507	28,469
Total assets	$1,542,699	$2,258,679
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$124,801	$216,517
Accrued expenses	518,706	591,158
Deferred revenue	415,764	370,137
Current portion of finance lease liabilities	1,205	27,196
Convertible notes payable	—	324,881
Other current liabilities	858,382	930,055
Total current liabilities	1,918,858	2,459,944
Deferred revenue	274,062	179,414
Convertible notes payable	166,857	166,466
Non-current finance lease liabilities	30,993	31,238
Other non-current liabilities	47,511	55,695
Total liabilities	2,438,281	2,892,757

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2023 and December 31, 2022; 87,139,831 shares issued and 86,291,473 shares outstanding at March 31, 2023 and 86,806,554 shares issued and 86,039,923 shares outstanding at December 31, 2022	871	868
Additional paid-in capital	3,767,733	3,737,979
Accumulated deficit	(4,569,794)	(4,275,889)
Treasury stock, cost basis, 848,358 shares at March 31, 2023 and 766,631 shares at December 31, 2022	(91,226)	(90,659)
Accumulated other comprehensive loss	(3,166)	(6,377)
Total stockholders’ deficit	(895,582)	(634,078)
Total liabilities and stockholders’ deficit	$1,542,699	$2,258,679
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Three Months Ended March 31, 2023 and 2022
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	86,806,554	$868	$3,737,979	$(4,275,889)	$(90,659)	$(6,377)	$(634,078)
Stock-based compensation	—	—	28,647	—	—	—	28,647
Stock issued under incentive programs	333,277	3	1,107	—	(567)	—	543
Foreign currency translation adjustment	—	—	—	—	—	3,211	3,211
Net loss	—	—	—	(293,905)	—	—	(293,905)
Balance at March 31, 2023	87,139,831	$871	$3,767,733	$(4,569,794)	$(91,226)	$(3,166)	$(895,582)

Balance at December 31, 2021	76,433,151	$764	$3,351,967	$(3,617,950)	$(85,101)	$(1,353)	$(351,673)
Stock-based compensation	—	—	32,933	—	—	—	32,933
Stock issued under incentive programs	91,788	1	2,029	—	(800)	—	1,230
Issuance of common stock, net of issuance costs of $2,311	2,197,398	22	179,363	—	—	—	179,385
Foreign currency translation adjustment	—	—	—	—	—	41	41
Net income	—	—	—	203,408	—	—	203,408
Balance at March 31, 2022	78,722,337	$787	$3,566,292	$(3,414,542)	$(85,901)	$(1,312)	$65,324
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income (loss)	$(293,905)	$203,408
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,043	6,765
Non-cash stock-based compensation	28,647	32,933
Provision for excess and obsolete inventory	12,490	—
Right-of-use assets expensed, net of credits received	—	214
Other items, net	(1,252)	634
Changes in operating assets and liabilities:
Inventory	(9,222)	(99,557)
Accounts receivable, prepaid expenses, and other assets	18,430	(56,016)
Accounts payable, accrued expenses, and other liabilities	(230,099)	(115,500)
Deferred revenue	140,275	(61,391)
Net cash used in operating activities	(325,593)	(88,510)

Investing Activities:
Capital expenditures	(19,801)	(16,826)
Internal-use software	(3,757)	—
Net cash used in investing activities	(23,558)	(16,826)

Financing Activities:
Net proceeds from sales of common stock	—	179,385
Net proceeds from the exercise of stock-based awards	543	1,318
Finance lease payments	(26,331)	(20,838)
Repayment of 2023 Convertible notes	(325,000)	—
Payments of costs related to issuance of 2027 Convertible notes	(3,591)	—
Net cash provided by (used in) financing activities	(354,379)	159,865
Effect of exchange rate on cash, cash equivalents, and restricted cash	(8,372)	1,312
Net increase (decrease) in cash, cash equivalents, and restricted cash	(711,902)	55,841
Cash, cash equivalents, and restricted cash at beginning of period	1,348,845	1,528,259
Cash, cash equivalents, and restricted cash at end of period	$636,943	$1,584,100

Supplemental disclosure of non-cash activities:
Right-of-use assets from new lease agreements	$—	$58,352
Capital expenditures included in accounts payable and accrued expenses	$10,847	$15,874

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$6,566	$6,654
Cash paid for income taxes	$—	$15,451

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
The Company has received approval, interim authorization, provisional approval, conditional marketing authorization, and emergency use authorization (“EUA”) from multiple regulatory authorities globally for NVX-CoV2373 for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications, and commenced commercial shipments of NVX-CoV2373 doses under the name “Novavax COVID-19 Vaccine, Adjuvanted” and the brand name “Nuvaxovid™” during the first quarter 2022.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accumulated other comprehensive loss included a foreign currency translation loss of $3.2 million and $6.4 million at March 31, 2023 and December 31, 2022, respectively. The aggregate foreign currency transaction gains resulting from the conversion of the transaction currency to functional currency were $16.3 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, which are reflected in Other income.
The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.
Liquidity and Going Concern
The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. At March 31, 2023, the Company had $636.9 million in cash and cash equivalents and restricted cash. In April 2023, the Company repaid $112.5 million related to the refund due under the Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated July 1, 2022, as further amended on September 26, 2022, (the “Amended and Restated UK Supply Agreement”) with The Secretary of

State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland, which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement, dated October 22, 2020, between the parties, and $27.0 million related to a Settlement Agreement and Release of Claims between the Company and Par Sterile Products, LLC (“Par”), as described in Note 15 below, which was fully accrued as of March 31, 2023. During the three months ended March 31, 2023, the Company incurred a net loss of $293.9 million and had net cash flows used in operating activities of $325.6 million.
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. While the Company’s current cash flow forecast for the one-year going concern look forward period estimates that there will be sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next 12 months, funding from the U.S. government, and a pending matter subject to arbitration proceedings. The Company’s revenue projections depend on its ability to successfully develop, manufacture, distribute, and market an updated monovalent or bivalent formulation of a vaccine candidate for COVID-19 for the Fall 2023 COVID vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory approval and commercial adoption. In February 2023, in connection with the execution of Modification 17 to the USG Agreement (as defined in Note 3), the U.S. government indicated to the Company that the award may not be extended past its current period of performance. If the USG Agreement is not amended, as the Company’s management had previously expected, then the Company may not receive all of the remaining $336.4 million in funding that was previously anticipated pursuant to the USG Agreement. On January 24, 2023, Gavi, the Vaccine Alliance (“Gavi”) filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by the Company of the Company’s advance purchase agreement with Gavi (the “Gavi APA”). The outcome of that arbitration is inherently uncertain, and it is possible the Company could be required to refund all or a portion of the remaining advance payments of $697.4 million (see Note 3 and Note 15).

Management believes that, given the significance of these uncertainties, substantial doubt exists regarding the Company’s ability to continue as a going concern through one year from the date that these financial statements are issued.
In May 2023, the Company announced a global restructuring and cost reduction plan. This plan includes a more focused investment in its NVX-CoV2373 program, reduction to its pipeline spending, the continued rationalization of its manufacturing network, a reduction to the Company’s global workforce, as well as the consolidation of facilities and infrastructure. The planned workforce reduction includes an approximately 25% reduction in the Company’s global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. The Company expects the full annual impact of the cost savings to be realized in 2024 and approximately half of the annual impact to be realized in 2023 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which the Company operates. The Company expects to record a charge of approximately $10 million to $15 million related to one-time employee severance and benefit costs, the majority of which are expected to be incurred in the second quarter of 2023 and is evaluating the anticipated costs related to the consolidation of facilities and infrastructure.
The Company’s ability to fund Company operations is dependent upon revenue related to vaccine sales for its products and product candidates, if such product candidates receive marketing approval and are successfully commercialized; the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved; and management’s plans, which include resolving the dispute with Gavi and cost reductions associated with the Company’s global restructuring and cost reduction plan. Management’s plans may also include raising additional capital through a combination of equity and debt financing, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. New financings may not be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of NVX-CoV2373 and the Company’s other vaccine candidates, including an influenza vaccine candidate, a CIC vaccine candidate, and a COVID-19 variant strain-containing monovalent or bivalent formulation, remains uncertain. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, or further downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern.
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

Revenue Recognition Constraints
The Company constrains the transaction price for customer arrangements until it is probable that a significant reversal in cumulative revenue recognized will not occur. Specifically, if a customer arrangement includes a provision whereby the customer may request a discount, return or refund for a previously satisfied performance obligation or otherwise could have the effect of decreasing the transaction price, revenue is constrained based on an estimate of the impact to the transaction price recognized until it is probable that a significant reversal in cumulative revenue recognized will not occur.
Recent Accounting Pronouncements
Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), with amendments in 2018, 2019, 2020, and 2022. The ASU sets forth a “current expected credit loss” model that requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. The Company adopted ASU 2020-06 on January 1, 2023, using a modified retrospective approach, and it did not have a material impact on the Company’s consolidated financial statements.
Note 3 – Revenue
The Company's accounts receivable included $70.2 million, $53.8 million, $425.9 million, and $419.7 million related to amounts that were billed to customers and $42.7 million, $28.6 million, $52.3 million, and $35.3 million related to amounts which had not yet been billed to customers as of March 31, 2023, December 31, 2022, March 31, 2022, and December 31, 2021, respectively. During the three months ended March 31, 2023 and 2022, changes in the Company's accounts receivables, allowance for doubtful accounts, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Three months ended March 31, 2023	$96,210	$146,424	$(115,950)	$126,684
Three months ended March 31, 2022	454,993	625,124	(601,961)	478,156
Allowance for doubtful accounts(1):
Three months ended March 31, 2023	$(13,835)	$—	$—	$(13,835)
Three months ended March 31, 2022	—	—	—	—
Deferred revenue:
Three months ended March 31, 2023	$549,551	$140,324	$(49)	$689,826
Three months ended March 31, 2022	1,595,472	49,094	(108,586)	1,535,980
(1)    There was no bad debt expense recorded during the three months ended March 31, 2023 or 2022. To estimate the allowance for doubtful accounts, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
As of March 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, the Gavi APA, and the reduction in doses related to the Amended and Restated UK Supply Agreement, was approximately $3 billion of which $689.8 million was included in Deferred revenue. Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements (“APAs”) may require the Company to refund portions of upfront payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to grant agreements will depend on the results of the Company's research and development activities, including clinical trials, and delivery of doses. The timing to fulfill performance obligations related to APAs will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype

NVX-CoV2373 vaccine under certain of our APAs. The remaining unfilled performance obligations not related to grant agreements or APAs are expected to be fulfilled in less than 12 months.
Under the terms of the Gavi APA and a separate purchase agreement between Gavi and Serum Institute of India Pvt. Ltd. (“SIIPL”), 1.1 billion doses of NVX-CoV2373 were to be made available to countries participating in the COVAX Facility. The Company expected to manufacture and distribute 350 million doses of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL was expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. The Company expected to deliver doses with antigen and adjuvant manufactured at facilities directly funded under the Company's funding agreement with Coalition for Epidemic Preparedness Innovations (“CEPI”), with initial doses supplied by SIIPL and Serum Life Sciences Limited (“SLS”) under a supply agreement. The Company expected to supply significant doses that Gavi would allocate to low-, middle- and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi could prioritize such doses to low- and middle- income countries, at lower prices. Additionally, the Company could provide additional doses of NVX-CoV2373, to the extent available from CEPI-funded manufacturing facilities, in the event that SIIPL could not materially deliver expected vaccine doses to the COVAX Facility. Under the agreement, the Company received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350 million in 2022 related to the Company’s achieving an emergency use license for NVX-CoV2373 by the WHO (the “Advance Payment Amount”).

On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of NVX-CoV2373 from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. As of March 31, 2023, the remaining Gavi Advance Payment Amount of $697.4 million, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, was reclassified from Deferred revenue to Other current liabilities in the Company’s consolidated balance sheets. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. Arbitration is inherently uncertain, and while the Company believes that it is entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that it could be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.
Product Sales
Product sales by the Company’s customer’s geographic location was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$—	$64,762
Europe	57,267	413,745
Rest of the world	(64,724)	107,121
Total product revenue	$(7,457)	$585,628
In May 2023, the Company extended a credit for certain doses delivered in 2022 that qualified for replacement under the contract with the customer. This credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot was therefore removed from the market. The credit will be applied against the future sale of doses to the customer and, during the three months ended March 31, 2023, the Company recorded a reduction of $64.7 million in product sales, with a corresponding increase to Deferred revenue, non-current.
Grants
The Company’s U.S. government agreement consists of a Project Agreement (the “Project Agreement”) and a Base Agreement with Advanced Technology International, the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (the Base Agreement together with the Project Agreement are referred to as the “USG Agreement”). In February 2023, in connection with the execution of Modification 17 to the Project Agreement, the U.S. government indicated to the Company that the award may not be extended past its current period of performance, December 31, 2023. Also, Modification 17 included provisions requiring that the payment of $60.0 million of consideration associated with manufacturing work now be contingent upon meeting certain milestones, including the delivery of up to 1.5 million doses of NVX-CoV2373 and development and regulatory milestones related to commercial readiness, expansion of the EUA and development of multiple vial presentations. As of March 31, 2023, the Company constrained the total transaction price by $48.0 million for consideration associated with milestones that are not fully within the Company’s control. This constraint, in addition to other contract changes included within Modification 17, resulted in an approximately $29 million cumulative reduction to revenue previously recognized under the contract for the three months ended March 31, 2023.
Royalties and Other
During the three months ended March 31, 2023, the Company did not recognize revenue related to sales-based royalties. The Company recognized $7.4 million in revenue related to sales-based royalties during the three months ended March 31, 2022.
Note 4 – Collaboration, License, and Supply Agreements
Serum Institute
The Company previously granted SIIPL exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of NVX-CoV2373, its proprietary COVID-19 variant antigen candidate(s), its quadrivalent influenza vaccine candidate, and its CIC vaccine candidate. SIIPL agreed to purchase the Company's Matrix-M™ adjuvant and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of NVX-CoV2373 in SIIPL’s licensed territory solely for use in the manufacture of NVX-CoV2373. The Company and SIIPL equally split the revenue from SIIPL’s sale of NVX-CoV2373 in its licensed territory, net of agreed costs. The Company also has a supply agreement with SIIPL and SLS under which SIIPL and SLS supply the Company with NVX-CoV2373, its proprietary COVID-19 variant antigen candidate(s), its quadrivalent influenza vaccine candidate, and its CIC vaccine candidate for commercialization and sale in certain territories, as well as a contract development manufacture agreement with SLS, under which SLS manufactures and supplies finished vaccine product to the Company using antigen drug substance and Matrix-M™ adjuvant supplied by the Company. In March 2020, the Company granted SIIPL a non-exclusive license for the use of Matrix-M™ adjuvant supplied by the Company to develop, manufacture, and commercialize R21, a malaria candidate developed by the Jenner Institute, University of Oxford (“R21/Malaria”). Under the agreement, SIIPL purchases the Company's Matrix-M™ adjuvant to manufacture R21/Malaria and SIIPL pays a royalty in the single to low double-digit range for a period of 15 years after the first commercial sale of product in each country.
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

Pursuant to the Fujifilm Settlement Agreement, the Company is responsible for payment of up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT under the CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance is to be paid in four equal quarterly installments of $34.3 million each, which began on March 31, 2023. As of March 31, 2023, the remaining payment of $102.9 million was reflected in Accrued expenses. Under the Fujifilm Settlement Agreement, Fujifilm is required to use commercially reasonable efforts to mitigate the losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the Fujifilm CSA, and the final two quarterly installments will be mitigated by any replacement revenue achieved by Fujifilm between July 1, 2023 and December 31, 2023.
The Company continues to assess its manufacturing needs and intends to modify its global manufacturing footprint consistent with its contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so, recognizes that significant costs may be incurred.
Note 5 – Earnings (Loss) per Share
Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss), basic	$(293,905)	$203,408
Interest on convertible notes, net	—	3,403
Net income (loss), dilutive	(293,905)	206,811
Denominator:
Weighted average number of common shares outstanding, basic	86,158	76,457
Effect of dilutive securities	—	4,254
Weighted average number of common shares outstanding, dilutive	86,158	80,711
Net income (loss) per share:
Basic	$(3.41)	$2.66
Diluted	$(3.41)	$2.56

Anti-dilutive securities excluded from calculations of diluted net income (loss) per share	23,971	1,474
Note 6 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$624,950	$1,336,883
Restricted cash, current	10,330	10,303
Restricted cash, non-current(1)	1,663	1,659
Cash, cash equivalents, and restricted cash	$636,943	$1,348,845
(1)Classified as Other non-current assets as of March 31, 2023 and December 31, 2022, on the consolidated balance sheets.

Note 7 – Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at March 31, 2023			Fair Value at December 31, 2022
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$152,786	$—	$—	$398,834	$—	$—
Government-backed securities(1)	—	296,000	—	—	296,000	—
Corporate debt securities(1)	—	4,991	—	—	—	—
Agency securities(1)	—	—	—	—	104,536	—
Total cash equivalents	$152,786	$300,991	$—	$398,834	$400,536	$—
Liabilities
5.00% Convertible notes due 2027	$—	$103,811	$—	$—	$172,789	$—
3.75% Convertible notes due 2023	—	—	—	—	322,111	—
Total convertible notes payable	$—	$103,811	$—	$—	$494,900	$—
(1)All investments are classified as Cash and cash equivalents as of March 31, 2023 and December 31, 2022, on the consolidated balance sheets.
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
During the three months ended March 31, 2023 and 2022, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 8 – Inventory
Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$12,320	$13,912
Semi-finished goods	13,108	21,410
Finished goods	8,757	1,361
Total inventory	$34,185	$36,683
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments are recorded as a component of cost of sales in our consolidated statements of operations. For the three months ended March 31, 2023, inventory write-downs were $12.5 million. For the three months ended March 31, 2023, losses on firm purchase commitments were $7.7 million. There were no inventory write-downs or losses on firm purchase commitments during the three months ended March 31, 2022.

Note 9 – Goodwill
The Company has one reporting unit, which has a negative equity value as of ended March 31, 2023 and December 31, 2022. The change in the carrying amounts of goodwill for the three months ended March 31, 2023 was as follows (in thousands):

Amount
Balance at December 31, 2022	$126,331
Currency translation adjustments	3,496
Balance at March 31, 2023	$129,827
Note 10 – Leases
The Company has embedded leases related to supply agreements with contract manufacturing organizations (“CMOs”) and contract manufacturing and development organizations to manufacture NVX-CoV2373, as well as operating leases for its research and development and manufacturing facilities, corporate headquarters and offices, and certain equipment. During the three months ended March 31, 2023, the Company continued to align its global manufacturing footprint as a result of its ongoing assessment of manufacturing needs consistent with its contractual obligations related to the supply, and anticipated demand for, NVX-CoV2373.
During the three months ended March 31, 2023, the Company recognized a short-term lease expense of $0.7 million, related to its embedded leases and no expense was recognized for the write off of right of use (“ROU”) assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement or modification of the lease. During the three months ended March 31, 2022, the Company recognized a short-term lease expense of $78.1 million, related to its embedded leases and expensed $10.4 million of ROU write off. During the three months ended March 31, 2023 and 2022, the Company recognized $0.5 million and $1.1 million, respectively, of interest expense on its finance lease liabilities.
Note 11 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Current portion:
3.75% Convertible notes due 2023	$—	$325,000
Unamortized debt issuance costs	—	(119)
Total current convertible notes payable	$—	$324,881
Non-current portion:
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs and discount	(8,393)	(8,784)
Total non-current convertible notes payable	$166,857	$166,466
During the three months ended March 31, 2023, the Company repaid the outstanding principal amount of $325.0 million on its 3.75% Convertible notes due in 2023, together with accrued but unpaid interest on the maturity date. The repayment was funded by the issuance of the 5.00% Convertible notes due 2027 and the concurrent common stock offering in December 2022, as well as cash on hand.

The interest expense incurred in connection with the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Coupon interest	$3,206	$3,047
Amortization of debt issuance costs	510	356
Total interest expense on convertible notes payable	$3,716	$3,403
Note 12 – Stockholders' Equity (Deficit)
In June 2021, the Company entered into an At Market Issuance Sales Agreement (the "June 2021 Sales Agreement"), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock. As of March 31, 2023, the remaining balance available under the June 2021 Sales Agreement was approximately $318 million. There were no sales recorded under the June 2021 Sales Agreement during the three months ended March 31, 2023.
During the three months ended March 31, 2022, the Company sold 2.2 million shares of its common stock resulting in net proceeds of approximately $179 million, under its June 2021 Sales Agreement.
Note 13 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the granting of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grant under the 2023 Inducement Plan. As of March 31, 2023, there were 0.3 million shares available for issuance under the 2023 Inducement Plan.
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company's annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary. The 2015 Plan authorizes the issuance of up to 14.8 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025. As of March 31, 2023, there were 0.5 million shares available for issuance under the 2015 Plan.
The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms.
The 2023 Inducement Plan and the 2015 Plan permit and the 2005 Plan permitted the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights (“SARs”), and restricted stock units (“RSUs”). In addition, under the 2023 Inducement Plan and the 2015 Plan, unrestricted stock, stock units, and performance awards may be granted. Stock options and SARs generally have a maximum term of ten years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company's common stock at the time of grant. Grants of share-based awards are generally subject to vesting over periods ranging from one to four years.
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$519	$—
Research and development	13,858	16,887
Selling, general, and administrative	14,270	16,046
Total stock-based compensation expense	$28,647	$32,933

Total stock-based compensation capitalized and included in inventory as of March 31, 2023 and December 31, 2022 was $1.7 million.
As of March 31, 2023, there was approximately $174 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan, as amended (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on March 31, 2023. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the three months ended March 31, 2023 and 2022 was approximately $1.5 million and $5.6 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan, 2015 Plan, and 2005 Plan for the three months ended March 31, 2023:

	2023 Inducement Plan		2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2022	—	$—	4,053,290	$46.07	63,725	$112.94
Granted	358,600	10.96	927,742	7.20	—	—
Exercised	—	—	(5,031)	6.81	—	—
Canceled	—	—	(15,835)	81.44	(5,250)	36.60
Outstanding at March 31, 2023	358,600	$10.96	4,960,166	$38.73	58,475	$119.80
Shares exercisable at March 31, 2023	—	$—	311,560	$40.60	58,475	$119.80

The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Weighted average Black-Scholes fair value of stock options granted	$7.19	$65.78
Risk-free interest rate	3.6%-4.0%	1.4%-2.0%
Dividend yield	—%	—%
Volatility	127.7%-140.3%	120.5%-130.6%
Expected term (in years)	3.9-5.1	4.1-5.3
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of March 31, 2023 was approximately $0.9 million and 7.5 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of March 31, 2023 was approximately $0.7 million and 6.5 years, respectively.

Restricted Stock Units
The following is a summary of RSU activity for the three months ended March 31, 2023:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2022	—	$—	2,034,574	$61.67
Granted	308,390	$10.96	2,531,445	7.20
Vested	—	$—	(211,688)	87.25
Forfeited	—	$—	(88,570)	52.68
Outstanding and unvested at March 31, 2023	308,390	$10.96	4,265,761	$28.26
Employee Stock Purchase Plan
The ESPP was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 1.1 million shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 1.65 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of March 31, 2023, there were 0.5 million shares available for issuance under the ESPP.
Note 14 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2023 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of March 31, 2023, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income. The Company’s remaining U.S. Federal NOLs are subject to limitation in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), which limits allowable NOL deductions to 80% of federal taxable income.
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
The Company recognized federal, state, and foreign income tax expense of $1.2 million and $0.6 million, in total, for the three months ended March 31, 2023 and 2022, respectively. The Company recognized foreign withholding tax expense on royalties of $2.1 million for the three months ended March 31, 2022. The Company did not recognize any foreign withholding tax expense on royalties for the three months ended March 31, 2023.
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
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. Plaintiffs’ filed their opposition to the motion to dismiss on April 11, 2023. Defendant’s reply brief in further support of their motion to dismiss is due by May 11, 2023.
On July 21, 2022, the Maryland Court issued a memorandum opinion and order remanding the Kirst Action to state court. On December 6, 2022, the parties to the Kirst Action filed a stipulated schedule pursuant to which the plaintiffs were expected to file an amended complaint on December 22, 2022, and either (i) the parties would file a stipulated stay of the Kirst Action or (ii) the defendants would file a motion to stay the case by January 23, 2023. The plaintiffs filed an amended complaint on December 30, 2022. On January 23, 2023, defendants filed a motion to stay the Kirst action. On February 22, 2023, the parties in the Kirst Action filed for the Court’s approval of a stipulation staying the Kirst Action pending the resolution of defendants’ motion to dismiss in the Second Consolidated Derivative Action. On March 22, 2023, the Court entered an order staying the Kirst Action pending resolution of the Motion to Dismiss in the Second Consolidated Derivative Action.
On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the Delaware Court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. On January 9, 2023, the court entered an order granting the parties’ request to set a briefing schedule in connection with a motion to stay that defendants intended to file. Pursuant to the order, defendants filed a motion to stay on January 18, 2023. The plaintiff filed his opposition on February 8, 2023. Defendants filed their reply on February 22, 2023. On February 28, 2023, the court granted Defendants’ motion and stayed the Mesa Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action.
On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. The financial impact of this claim, as well as the claims discussed above, is not estimable.

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
On March 29, 2022, Par submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (the “Par MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. On April 4, 2023, the parties entered into a Settlement Agreement and Release of Claims pursuant to which Novavax agreed to pay $27.0 million to Par, which was fully accrued for as of March 31, 2023. Novavax characterized the payment as a $15.0 million termination fee due under the Par MSA and a $12.0 million settlement payment. Because Par and its parent company, Endo International plc, are parties to Chapter 11 bankruptcy proceedings, the Settlement Agreement and Release of Claims and the payment due thereunder required, and subsequently received, approval from the bankruptcy court. The Company has made the payment required by the Settlement Agreement and Release of Claims, and, subject to the non-occurrence of certain contingencies, the arbitration will be dismissed on or about July 13, 2023.
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of NVX-CoV2373 from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. As of December 31, 2022, the remaining Gavi Advance Payment Amount of $697.4 million, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, was reclassified from Deferred revenue to Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. Arbitration is inherently uncertain, and while the Company believes that it is entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that it will be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.
The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company do not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

Note 16 – Subsequent Events
In December 2020, the Company entered into an APA with the Commonwealth of Australia for the purchase of doses of NVX-CoV2373 (the “Australia APA”). In April 2023, the Company entered into an amendment to the Australia APA that reduced the number of doses to be delivered under the Australia APA with a commensurate increase in the per-dose price, such that the total contract value of the Australia APA was maintained, with doses to be delivered through 2024.

In January 2021, the Company entered into an APA with Her Majesty the Queen in Right of Canada as represented by the Minister of Public Works and Government Services for the purchase of doses of NVX-CoV2373 (the “Canada APA”). In April 2023, the Company entered into an amendment to the Canada APA under which it will receive a payment of $100.4 million for the forfeiture of doses originally scheduled for delivery in 2022.

In May 2023, the Company announced a global restructuring and cost reduction plan. This plan includes a more focused investment in its NVX-CoV2373 program, reduction to its pipeline spending, the continued rationalization of its manufacturing network, a reduction to the Company’s global workforce, as well as the consolidation of facilities and infrastructure. The planned workforce reduction includes an approximately 25% reduction in the Company’s global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. The Company expects the full annual impact of the cost savings to be realized in 2024 and approximately half of the annual impact to be realized in 2023 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which the Company operates. The Company expects to record a charge of approximately $10 million to $15 million related to one-time employee severance and benefit costs, the majority of which are expected to be incurred in the second quarter of 2023 and is evaluating the anticipated costs related to the consolidation of facilities and infrastructure.

In May 2023, the Company announced that its CIC, stand-alone influenza and high-dose COVID vaccine candidates all showed a reassuring preliminary safety profile as well as comparable reactogenicity to individual Novavax influenza and COVID vaccine candidates or authorized influenza vaccine comparators. Additionally, all three vaccines demonstrated preliminary robust immune responses. The primary endpoint evaluated the safety of different formulations of the CIC vaccine candidate and the quadrivalent influenza vaccine candidate compared to Fluad® and Fluzone High-Dose Quadrivalent® (Fluzone HD), as well as a high-dose COVID vaccine candidate in adults aged 50 through 80. All three vaccine candidates contained Novavax’s patented Matrix-M adjuvant and showed reassuring preliminary safety profiles and reactogenicity that was comparable to Fluad and Fluzone HD.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects, including our ability to continue as a going concern through one year from the date of Novavax’ unaudited financial statements for the period ended March 31, 2023; global restructuring and cost reduction plan, which includes a more focused investment in our NVX-CoV2373 program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities and infrastructure, the size and timing of the Company’s workforce reduction, the amount and timing of the charges and cash expenditures resulting from the workforce reduction, and the expected timing and impact of cost savings from our global restructuring and cost reduction plan; potential market sizes and demand for our product candidates; the efficacy, safety, and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for NVX-CoV2373 (as defined below) by us and our partners; our estimate of the number of individuals who may potentially be reached by NVX-CoV2373; our expectations with respect to the anticipated ongoing development and commercialization or licensure of NVX-CoV2373, ongoing development of COVID-19 variant strain including the Phase 2b/3 Hummingbird™ trial, the timing of anticipated results and our efforts for the Fall 2023 vaccination season, efforts to expand the NVX-CoV2373 label worldwide as a booster, and to various age groups and geographic locations, and our seasonal quadrivalent influenza vaccine, previously known as NanoFlu; the expected timing, content, and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed under the USG Agreement (as defined below); funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification and assay validation, necessary to satisfy applicable regulatory authorities, such as the U.S. Food and Drug Administration (“FDA”), the World Health Organization (“WHO”), United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), the Republic of Korea’s Ministry of Food and Drug Safety, or Japan’s Ministry of Health, Labour and Welfare; unanticipated challenges or delays in conducting clinical trials; difficulty obtaining scarce raw materials and supplies; resource constraints, including human capital and manufacturing capacity, constraints on the ability of Novavax to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities; challenges in implementing our global restructuring and cost reduction plan; challenges in obtaining commercial adoption of NVX-CoV2373 or a COVID-19 variant strain-containing formulation; and other risks and uncertainties identified in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.
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

Information in this Quarterly Report, includes a financial measure that was not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which we refer to as adjusted cost of sales. We are presenting this non-GAAP financial measure to assist an understanding of our business and its performance. Adjusted cost of sales includes an estimate of standard manufacturing costs that were previously expensed to research and development prior to regulatory approvals for NVX-CoV2373 that would otherwise have been capitalized to inventory. Any non-GAAP financial measures presented are not, and should not be viewed as, substitutes for financial measures required by GAAP, have no standardized meaning prescribed by GAAP, and may not be comparable to the calculation of similar measures of other companies.
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
Our vaccine candidates are nanostructures of conformationally correct recombinant proteins that mimic those found on natural pathogens. This technology enables the immune system to recognize target proteins and develop protective antibodies. We believe that our vaccine technology may lead to the induction of a differentiated immune response that may be more efficacious than naturally occurring immunity or some other vaccine approaches. Our vaccine candidates also incorporate our proprietary saponin-based Matrix-M™ adjuvant to enhance the immune response, stimulate higher levels of functional antibodies, and induce a cellular immune response.
We have developed a COVID-19 vaccine (“NVX-CoV2373, “Nuvaxovid™,” “Covovax™,” “Novavax COVID-19 Vaccine, Adjuvanted”), that has received approval, interim authorization, provisional approval, conditional marketing authorization (“CMA”), and emergency use authorization (“EUA”) from multiple regulatory authorities globally for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications. We are also developing an influenza vaccine candidate, a COVID-19-Influenza Combination (“CIC”) vaccine candidate, as well as COVID-19 variant strain-containing formulation that we intend to provide in a monovalent or bivalent presentation in alignment with public health recommendations. In addition to COVID-19 and seasonal influenza, our other areas of focus include providing Matrix-M™ adjuvant for collaborations investigating the prevention of malaria, including R21/Matrix-M™ adjuvant malaria vaccine, which recently received authorization in several countries.
We intend to focus the organization to align our investments and activities with our top priority of delivering an updated COVID-19 vaccine consistent with public health recommendations for strain composition for the 2023 Fall vaccination season. To maximize our opportunities and mitigate the significant risks and uncertainties of the COVID-19 market, we have taken several cost restructuring measures to reduce spend, extend our cash runway, and operate efficiently to best position the company to deliver longer-term growth. We discuss these cost restructuring strategies in greater detail in Note 2 to our consolidated financial statements in this Quarterly Report.
Technology Overview
We believe our recombinant nanoparticle vaccine technology, together with our proprietary Matrix-M™ adjuvant, is well suited for the development and commercialization of vaccine candidates targeting a broad scope of respiratory and other endemic and emerging infectious diseases at scale.
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
Matrix-M™ Adjuvant
Our proprietary Matrix-M™ adjuvant is a key differentiator within our platform. This adjuvant has enabled potent, well tolerated, and durable efficacy by stimulating the entry of antigen presenting cells (“APCs”) into the injection site and enhancing antigen presentation in local lymph nodes. This in turn activates APCs, T-cell and B-cell populations, and plasma cells, which promotes the production of high affinity antibodies, an immune boosting response. This potent mechanism of action enables a lower dose of antigen required to achieve the desired immune response, thereby contributing to increased vaccine supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.
We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M™ adjuvant, a malaria vaccine candidate created by the Jenner Institute, University of Oxford. The R21/Matrix-M™ adjuvant vaccine has been licensed to Serum Institute of India Pvt. Ltd. (“SIIPL”) for commercialization. Our adjuvant technology is also being investigated in veterinary applications and is a key component in equine vaccine to prevent Strangles.
NVX-CoV2373 Regulatory and Licensure
We are advancing NVX-CoV2373 through multiple regulatory approvals. We have received authorizations in over 40 countries globally from major regulatory agencies including the FDA, the WHO, the EMA, and the MHRA. To date, we have received approval, interim authorization, provisional approval, CMA, and EUA for the adult population, aged 18 and older, the adolescent population, aged 12 to 17 years, and the pediatric population, aged 7 to 11 years in select territories. The regulatory authorizations for NVX-CoV2373 include primary series and both homologous and heterologous booster indications within specific countries. For the territories in which our vaccine has gained authorization, NVX-CoV2373 is marketed under the brand names (i) Nuvaxovid™ (SARS-CoV-2 rS Recombinant, adjuvanted), (ii) Covovax™ (manufacturing and commercialization by SIIPL), or (iii) Novavax COVID-19 Vaccine, Adjuvanted.
Below we highlight the first quarter 2023 and subsequent regulatory authorizations received through the date of this filing on Form 10-Q.
In January 2023, our partner SK bioscience received expanded manufacturing and marketing approval from Korean Ministry of Food and Drug Safety for Nuvaxovid™ for use as a booster in adults aged 18 and older.
We are working to continue to expand our label for heterologous boosting in adults, adolescents, and younger children, and to achieve supportive policy recommendations enabling broad market access. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate global access to our COVID-19 vaccine.
Clinical Pipeline
Our clinical pipeline is comprised of vaccine candidates for infectious diseases. Our lead product is our COVID-19 vaccine, NVX-CoV2373, which has received approval, interim authorization, provisional approval, CMA, or EUA for both adult and adolescent populations in over 40 countries. We advanced NVX-CoV2373 through two pivotal Phase 3 clinical trials that demonstrated high efficacy against both the original COVID-19 strain and commonly circulating COVID-19 variants, while maintaining a favorable safety profile. Beyond COVID-19, our clinical pipeline includes seasonal influenza and CIC vaccines, in addition to our Matrix-M™ adjuvant being used for collaborations investigating the prevention of malaria.
We remain focused on expanding our NVX-CoV2373 vaccine label within the booster and adolescent market following global regulatory authorizations. We continue to evaluate vaccine effectiveness through ongoing booster studies in our clinical trials, and we continue to advance development of our COVID-19 variant strain containing monovalent or bivalent formulation. In March 2023, we initiated the Phase 3 COVID-19 Omicron BA.5 clinical trial evaluating our prototype vaccine compared to an Omicron BA.5 vaccine, as well as a bivalent containing vaccine. Topline results are expected mid-year 2023, which we expect will confirm the strain-change approach we anticipate using for future variant vaccine candidate approvals.
Further pediatric development is ongoing in the Phase 2b/3 Hummingbird™ Global Clinical Trial, which is evaluating the safety, immunogenicity, and effectiveness of NVX-CoV2373 in children. The trial includes three age de-escalation cohorts of 1,200 children each. The cohort aged six to 11 years has completed enrollment, and enrollment is ongoing in the cohort aged two to five years. Topline results in the cohort aged six to 11 years are expected mid-year 2023.
We expect to leverage these clinical insights to pursue additional regulatory approvals of our COVID-19 vaccine for primary, booster, and pediatric indications globally, amidst the ongoing COVID-19 landscape.

Additionally, we are developing our quadrivalent nanoparticle influenza vaccine (“qNIV”) candidate, which we advanced through a successful Phase 3 study published in September 2021, demonstrating the utility of a stand-alone influenza vaccine or for use in a combination vaccine. We have subsequently updated our qNIV candidate for further development. We continue to progress a Phase 2 dose-confirming trial evaluating our stand-alone influenza vaccine candidate, qNIV and our CIC vaccine candidate, which combines NVX-CoV2373 and our updated qNIV approach in a single formulation. In January 2023, we completed enrollment of 1,575 participants in the Phase 2 CIC clinical trial. The clinical trial will evaluate safety and immunogenicity of different formulations of CIC and influenza stand-alone vaccine candidates in adults aged 50 to 80 years, with topline results expected by mid-year 2023.
Although our COVID-19, CIC, and influenza stand-alone vaccine candidates are our near-term priorities, our partner-led malaria candidates present strong opportunities for future development. An ongoing Phase 3 clinical trial is being conducted for R21/Matrix-M™ adjuvant malaria vaccine, developed by our partner, the Jenner Institute, University of Oxford, manufactured by SIIPL, and is formulated with our Matrix-M™ adjuvant. As of the filing of this Quarterly Report, the R21/Matrix-M™ adjuvant malaria vaccine received authorizations in Ghana and Nigeria. We have an agreement with SIIPL related to its manufacture of R21/Matrix-M™ adjuvant malaria vaccine under which SIIPL purchases Matrix-M™ adjuvant, as well as pays royalties based on its vaccine sales.

The pipeline chart below summarizes the core clinical development programs that we are focusing on in the near-term.
(1)    Authorized in select geographies under trade names Novavax COVID-19 Vaccine, Adjuvanted; Covovax™; and Nuvaxovid™.
(2)    Ongoing Phase 3 strain change trial.
(3)    R21/Matrix-M™ adjuvant malaria vaccine being commercialized by SIIPL.
Business Highlights
First Quarter 2023 and Recent Highlights
During the quarter, we made progress delivering on the three near-term priorities laid out during our fourth quarter 2022 earnings call.
Priority #1: Deliver an Updated, Competitive COVID Vaccine for the Upcoming 2023 Fall Vaccination Season
We remain focused on our top priority of delivering an updated, competitive COVID vaccine consistent with public health recommendations for the 2023 Fall vaccination season.
•Ongoing discussions with global regulators on strain selection guidance and advancement of commercial preparedness for Fall 2023
◦Invited to join the U.S. FDA Technology Working Group to evaluate emerging variants in preparation for strain selection at the June VRBPAC meeting
◦Ongoing development of variant strains “at risk” to support regulatory and commercial readiness
◦Modified U.S. government agreement for up to 1.5 million additional doses of Novavax’s COVID vaccine for delivery in 2023, with initial delivery supplied in five-dose vials in the first quarter of 2023
•Continued expansion of Nuvaxovid label to enable broader uptake in the long-term commercial market

•Completed enrollment and on track to receive topline results mid-2023 for Part 2 of Phase 3 strain change study, which is a regulatory prerequisite for updating our 2023-2024 vaccine composition
•Expect to file U.S. Biologics License Application in second half of 2023
Priority #2: Reduce our Rate of Spend, Manage our Cash Flow and Evolve our Scale & Structure
We are focused on significantly reducing our expenses while retaining the key capabilities needed to execute our operating plans.
•Announced a global restructuring and cost reduction plan, which is expected to reduce our annual combined 2024 R&D and SG&A expenses
◦Includes consolidation of facilities and infrastructure and approximately 25% reduction in global workforce
◦2023 R&D and SG&A expense reduction expected to be based on timing of implementation, local laws and regulations and other factors
Priority #3: Leverage our Technology Platform, our Capabilities and our Portfolio of Assets to Drive Additional Value Beyond Nuvaxovid Alone
We continue to leverage our pipeline and technology with the intent of delivering long-term growth and protecting global health.
•Announced positive Phase 2 COVID-Influenza Combination (CIC) vaccine, standalone influenza, and high-dose COVID vaccine data, which evaluated safety and immunogenicity of different formulations
◦All three vaccine candidates were well-tolerated, demonstrated a reassuring preliminary safety profile, and had reactogenicity comparable to authorized comparators
◦Preliminary topline immune responses for all three vaccine candidates were robust
•Serum Institute of India has received authorizations in Ghana and Nigeria for R21/Matrix-M™ adjuvanted malaria vaccine
◦Vaccine was developed by Jenner Institute, University of Oxford, and formulated with our proprietary Matrix-M™ adjuvant

Sales of Common Stock
In June 2021, we entered into an At Market Issuance Sales Agreement (the "June 2021 Sales Agreement"), which allows us to issue and sell up to $500 million in gross proceeds of shares of its common stock. As of March 31, 2023, the remaining balance available under the June 2021 Sales Agreement was approximately $318 million. There were no sales recorded under the June 2021 Sales Agreement during the three months ended March 31, 2023.
During the three months ended March 31, 2022, we sold 2.2 million shares of our common stock resulting in net proceeds of approximately $179 million, under the June 2021 Sales Agreement.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements (unaudited) and the accompanying notes, which have been prepared in accordance with generally accepted accounting principles in the United States.
The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies and estimates are included under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.
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
Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	Change
Revenue (in thousands):
Product sales	$(7,457)	$585,628	$(593,085)
Grants	87,379	99,301	(11,922)
Royalties and other	1,029	19,042	(18,013)
Total revenue	$80,951	$703,971	$(623,020)
Revenue for the three months ended March 31, 2023 was $81.0 million as compared to $704.0 million for the same period in 2022, a decrease of $623.0 million. Revenue for the three months ended March 31, 2023 was primarily for services performed under our U.S. government agreement with Advanced Technology International (“USG Agreement”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed, net of a credit related to product sales of NVX-CoV2373. Revenue for the three months ended March 31, 2022 was primarily comprised of revenue from product sales of NVX-CoV2373, which commenced in 2022 and, to a lesser extent, revenue for services performed under the USG Agreement. The reduction in revenue is primarily due to the decrease in product sales of NVX-CoV2373 during the three months ended March 31, 2023 as compared to the same period in 2022.

Product sales
Product sales for the three months ended March 31, 2023 were $(7.5) million as compared to $585.6 million during the three months ended March 31, 2022. Product sales in the three months ended March 31, 2023, included a credit of $64.7 million for certain doses delivered in 2022 that qualified for replacement. The credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot was therefore removed from the market. The geographic distribution of product sales was as follows:

	Three Months Ended March 31,
	2023	2022	Change
North America	$—	$64,762	$(64,762)
Europe	57,267	413,745	(356,478)
Rest of the world	(64,724)	107,121	(171,845)
Total product revenue	$(7,457)	$585,628	$(593,085)
Grants
Grant revenue during the three months ended March 31, 2023 was $87.4 million as compared to $99.3 million during the same period in 2022, a decrease of $11.9 million. Grant revenue for 2023 and 2022, comprised revenue for services performed under the Project Agreement. The decrease was primarily due to the net effect of a cumulative constraint on revenue as a result of the execution of Modification 17 to the Project Agreement during the three months ended March 31, 2023.

Expenses

	Three Months Ended March 31,
	2023	2022	Change
Expenses (in thousands):
Cost of sales	$34,086	15,204	$18,882
Research and development	247,101	383,483	(136,382)
Selling, general, and administrative	112,532	95,992	16,540
Total expenses	$393,719	$494,679	$(100,960)
Cost of Sales
Cost of sales was $34.1 million for the three months ended March 31, 2023, including expense of $20.2 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Cost of sales was $15.2 million, or 3% of product sales, for the three months ended March 31, 2022, due to the significant write off of pre-launch inventory as research and development expenses. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at March 31, 2023, we had approximately $6.4 million of salable commercial inventory that was expensed prior to approval. We expect to utilize the majority of our reduced-cost inventory through 2023. If inventory sold for the three months ended March 31, 2023 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $49.1 million, an adjustment of $15.0 million as compared to cost of sales recognized. If inventory sold for the three months ended March 31, 2022 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $160.0 million, or 27% of product sales, an adjustment of $145.0 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $247.1 million for the three months ended March 31, 2023 as compared to $383.5 million for the three months ended March 31, 2022, a decrease of $136.4 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including NVX-CoV2373 and Omicron variant vaccine candidates, bivalent formulations, and CIC, as summarized in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Coronavirus vaccines	$140,014	$288,933
Influenza vaccine	1,476	1,296
Other vaccine development programs	481	803
Total direct external research and development expense	141,971	291,032
Employee expenses	53,413	43,742
Stock-based compensation expense	13,858	16,887
Facility expenses	19,402	13,208
Other expenses	18,457	18,614
Total research and development expenses	$247,101	$383,483
Research and development expenses for coronavirus vaccines for the three months ended March 31, 2023 and 2022, included a benefit of $11.7 million related to previously accelerated manufacturing costs and an expense of $21.0 million related to the acceleration of manufacturing costs, respectively, for leases that we determined were embedded in multiple manufacturing supply agreements with Contract Manufacturing Organizations (“CMOs”) and contract manufacturing and development organizations (“CDMOs”).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $112.5 million for the three months ended March 31, 2023 from $96.0 million for the same period in 2022, an increase of $16.5 million. The increase in selling, general, and administrative expenses is primarily due to an increase in expenses related to the expansion of our commercial sales operations in Europe and other costs in support of our NVX-CoV2373 program, partially offset by certain cost containment measures to reduce our operating spend.
For the remainder of 2023, we plan to restructure our global footprint to reduce our annual combined research and development, and selling, general, and administrative spend.
Other Expense

	Three Months Ended March 31,
	2023	2022	Change
Other income (expense):
Interest expense	$(4,316)	$(4,876)	$560
Other income	24,362	1,654	22,708
Total other income (expense), net	$20,046	$(3,222)	$23,268
Total other income, net was $20.0 million for the three months ended March 31, 2023 as compared to a total other expense, net of $3.2 million for the same period in 2022. The increase in other income is due to the favorable impact of exchange rates on foreign currency denominated balances and an increase in investment income due to higher interest rates.
Income Tax Expense
During the three months ended March 31, 2023 and 2022, we recognized $1.2 million and $2.7 million, respectively, of income tax expense related to federal, state, and foreign income taxes and foreign withholding tax expense on royalties.
Net Loss

	Three Months Ended March 31,
	2023	2022	Change
Net Income (Loss) (in thousands, except per share information):
Net income (loss)	$(293,905)	$203,408	$(497,313)
Net income (loss) per share, basic	$(3.41)	$2.66	$(6.07)
Net income (loss) per share, dilutive	$(3.41)	$2.56	$(5.97)
Weighted average shares outstanding, basic	86,158	76,457	9,701
Weighted average shares outstanding, dilutive	86,158	80,711	5,447
Net loss for the three months ended March 31, 2023 was $293.9 million, or $3.41 per share, basic, as compared to net income of $203.4 million, or $2.66 per share, basic, for the same period in 2022. The decrease in income during the three months ended March 31, 2023, was primarily due to the decline in commercial sales of NVX-CoV2373 in the three months ended March 31, 2023, offset by a decrease in research and development expenses.
The increase in weighted average shares outstanding for the three months ended March 31, 2023 was primarily a result of the sale of common stock and exercises of stock-based awards.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our product sales and royalties under licensing arrangements with our strategic partners; funding and repayments under our grant agreements; our projected activities related to the development and commercial support of NVX-CoV2373 and variant candidates, including significant commitments under various contract research organization, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our influenza vaccine candidate and potential combination vaccines candidates, which are in various stages of development.
We have entered into supply agreements, sometimes referred to as APAs, with Gavi, the Vaccine Alliance (“Gavi”); the European Commission (“EC”); and various countries globally. We also have grant and license agreements. As of March 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the license agreements, our advance purchase agreement with Gavi (the “Gavi APA”) and the reduction in doses related to the Amended and Restated UK Supply Agreement (as defined below), was approximately $3 billion, of which $689.8 million is included in Deferred revenue in our Consolidated balance sheet. Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under our APAs may require us to refund portions of upfront payments or result in reduced future payments, which could adversely impact our ability to realize revenue from our unsatisfied performance obligations. The timing to fulfill performance obligations related to grant agreements will depend on the results of our research and development activities, including clinical trials, and delivery of doses. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype NVX-CoV2373 vaccine under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of NVX-CoV2373. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones.
Pursuant to the Fujifilm Settlement Agreement, we are responsible for a Settlement Payment of up to $185.0 million to Fujifilm in connection with the cancellation of manufacturing activity at FDBT under the Fujifilm CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance is to be paid in four equal quarterly installments of $34.3 million each. We paid the first installment of $34.3 million during the three months ended March 31, 2023 and the remaining balance of $102.9 million is reflected in Accrued expenses (see Note 4 to our consolidated financial statements in this Quarterly Report).
During April 2023, we made a payment of $27.0 million to Par Sterile Products, LLC (“Par”) under the Settlement Agreement and Release of Claims (see Note 15 to our consolidated financial statements in this Quarterly Report).
In addition, we continue to assess our manufacturing needs and modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so recognize that significant costs may be incurred.
We have an APA with the Commonwealth of Australia for the purchase of doses of NVX-CoV2373 (the “Australia APA”). In April 2023, we amended the Australia APA to reduce the number of doses to be delivered with a commensurate increase in the per-dose price, such that the total contract value of the Australia APA is maintained with doses to be delivered through 2024. In May 2023, we extended a credit for certain doses delivered in 2022 to Australia that qualified for replacement under the Australia APA. This credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot was therefore removed from the market. The credit will be applied against the future sale of doses to Australia.

We have an APA with Her Majesty the Queen in Right of Canada as represented by the Minister of Public Works and Government Services for the purchase of doses of NVX-CoV2373 (the “Canada APA”). In April 2023, we amended the Canada APA to forfeit certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million expected to be received in the second quarter of 2023.

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

As of November 30, 2022, the JCVI had not yet made a supportive recommendation with respect to NVX-CoV2373, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses are contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the $112.5 million related to the November 30, 2022 triggering event. If we are unable to timely achieve a supportive recommendation from the JCVI by November 30, 2023, a reduction in the number of Conditional Doses from 7.5 million doses to zero will be triggered and we may be required to repay an additional $112.5 million in 2024.

Under the terms of the Gavi APA, we received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350.0 million in 2022 related to our achieving an emergency use license for NVX-CoV2373 by the WHO (the “Advance Payment Amount”). On November 18, 2022, we delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of NVX-CoV2373 from us as required by the Gavi APA. As of November 18, 2022, we had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. As of December 31, 2022, the remaining Gavi Advance Payment Amount of $697.4 million, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, was reclassified from Deferred revenue to Other current liabilities in our consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. We filed our Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to our Counterclaims. Arbitration is inherently uncertain, and while we believe that we are entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that we will be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.
In February 2023, in connection with the execution of Modification 17 to the USG Agreement, the U.S. government indicated to us that the award may not be extended past its current period of performance. If the USG Agreement is not amended, as we had previously expected, then we may not receive all of the remaining $336.4 million in funding we had previously anticipated pursuant to the USG Agreement. Modification 17 included provisions requiring that the payment of $60.0 million of consideration associated with manufacturing work now be contingent upon meeting certain milestones, including the delivery of up to 1.5 million doses of NVX-CoV2373 and development and regulatory milestones related to commercial readiness, expansion of the EUA and development of multiple vial presentations.
Our funding agreements currently include funding from the Coalition for Epidemic Preparedness Innovations (“CEPI”) in the form of one or more forgivable no interest term loans (“CEPI Forgivable Loan Funding”). Payments received under the CEPI Forgivable Loan Funding are only repayable if NVX-CoV2373 manufactured by the CMO network funded by CEPI is sold to one or more third parties (which would have previously included, but is not limited to, any sales under our Gavi APA prior to its termination), and such sales cover our costs of manufacturing such vaccine, not including manufacturing costs funded by CEPI. The timing and amount of any loan repayments is currently uncertain.
As of March 31, 2023, we had $636.9 million in cash and cash equivalents and restricted cash as compared to $1.3 billion as of December 31, 2022.
We funded our operations for the three months ended March 31, 2023 with cash and cash equivalents and revenue from product sales, together with revenue under the USG Agreement that support our NVX-CoV2373 vaccine development activities. In May 2023, we announced our plan to restructure our global footprint to reduce our planned expenditures. We anticipate our future operations to be funded primarily by revenue from product sales, revenue under our USG Agreement, our cash and cash equivalents, and other potential funding sources.
The following table summarizes cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(325,593)	$(88,510)	$(237,083)
Investing activities	(23,558)	(16,826)	(6,732)
Financing activities	(354,379)	159,865	(514,244)
Effect on exchange rate on cash, cash equivalents, and restricted cash	(8,372)	1,312	(9,684)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(711,902)	55,841	(767,743)
Cash, cash equivalents, and restricted cash at beginning of period	1,348,845	1,528,259	(179,414)
Cash, cash equivalents, and restricted cash at end of period	$636,943	$1,584,100	$(947,157)
Net cash used in operating activities was $325.6 million for the three months ended March 31, 2023, as compared to $88.5 million for the same period in 2022. The increase in cash used in operating activities is primarily due to a decrease in upfront payments received under our APAs, partially offset by the timing of payments to vendors.
Net cash used in investing activities was $23.6 million for the three months ended March 31, 2023, as compared to $16.8 million for the same period in 2022. The increase in cash used in investing activities is primarily due to an increase in internal use software expenditure.
Net cash used in finance activities was $354.4 million for the three months ended March 31, 2023, as compared to net cash provided by finance activities of $159.9 million for the same period in 2022. The increase in cash used in financing activities is primarily due to the $325 million repayment of our 3.75% Convertible notes during 2023 and net proceeds of approximately $179 million from the sales of our common stock under our June 2021 Sales Agreement during 2022.
Going Concern
The accompanying unaudited consolidated financial statements in Part I, Item 1, “Consolidated Financial Statements” of this Quarterly Report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. At March 31, 2023, we had $636.9 million in cash and cash equivalents and restricted cash. During the three months ended March 31, 2023, we incurred a net loss of $293.9 million and had net cash flows used in operating activities of $325.6 million.
While our current cash flow forecast for the one-year going concern look forward period estimates that we have sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next twelve months, funding from the U.S. government, and a pending matter subject to arbitration proceedings. Our revenue projections depend on our ability to successfully develop, manufacture, distribute, or market an updated monovalent or bivalent formulation of a vaccine candidate for COVID-19 for the Fall 2023 COVID vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory approval and commercial adoption. In February 2023, in connection with the execution of Modification 17 to the USG Agreement, the U.S. government indicated to us that the award may not be extended past its current period of performance, which may result in us not receiving all of the remaining $336.4 million in funding we had previously anticipated. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by us of the Gavi APA. The outcome of that arbitration is inherently uncertain, and it is possible we could be required to refund all or a portion of the remaining Advance payment Amount of $697.4 million. See Note 3 and Note 15 to our unaudited consolidated financial statements in Part I, Item 1, “Consolidated Financial Statements” of this Quarterly Report for additional information related to the arbitration with Gavi. Management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

In accordance with Accounting Standards Codification 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. In May 2023, we announced a global restructuring and cost reduction plan. This plan includes a more focused investment in our NVX-CoV2373 program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities and infrastructure. The planned workforce reduction includes an approximately 25% reduction in our global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. We expect the full annual impact of the cost savings to be realized in 2024 and approximately half of the annual impact to be realized in 2023 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which we operate. We expect to record a charge of approximately $10 million to $15 million related to one-time employee severance and benefit costs, the majority of which is expected to be incurred in the second quarter of 2023 and are evaluating the anticipated costs related to the consolidation of facilities and infrastructure.

Our ability to fund our operations is dependent upon revenue related to vaccine sales for our products and product candidates, if such product candidates receive marketing approval and are successfully commercialized; the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved; and management’s plans, which include resolving the dispute with Gavi and cost reductions associated with our global restructuring and cost reduction plan. Our plans may include raising additional capital through a combination of equity and debt financing, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of NVX-CoV2373 and our other vaccine candidates, including an influenza vaccine candidate, CIC vaccine candidate, or a COVID-19 variant strain-containing monovalent or bivalent formulation, remains uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.
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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $14 million as of March 31, 2023.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendant’s reply brief in further support of their motion to dismiss is due by May 11, 2023.
On July 21, 2022, the Maryland Court issued a memorandum opinion and order remanding the Kirst Action to state court. On December 6, 2022, the parties to the Kirst Action filed a stipulated schedule pursuant to which the plaintiffs were expected to file an amended complaint on December 22, 2022, and either (i) the parties would file a stipulated stay of the Kirst Action or (ii) the defendants would file a motion to stay the case by January 23, 2023. The plaintiffs filed an amended complaint on December 30, 2022. On January 23, 2023, defendants filed a motion to stay the Kirst action. On February 22, 2023, the parties in the Kirst Action filed for the Court’s approval of a stipulation staying the Kirst Action pending the resolution of defendants’ motion to dismiss in the Second Consolidated Derivative Action. On March 22, 2023, the Court entered an order staying the Kirst Action pending resolution of the Motion to Dismiss in the Second Consolidated Derivative Action.
On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the Delaware Court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. On January 9, 2023, the court entered an order granting the parties’ request to set a briefing schedule in connection with a motion to stay that defendants intended to file. Pursuant to the order, defendants filed a motion to stay on January 18, 2023. The plaintiff filed his opposition on February 8, 2023. Defendants filed their reply on February 22, 2023. On February 28, 2023, the court granted Defendants’ motion and stayed the Mesa Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action.
On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. The financial impact of this claim, as well as the claims discussed above, is not estimable.

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

On March 29, 2022, Par Sterile Products, LLC (“Par”) submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (the “Par MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. On April 4, 2023 the parties entered into a Settlement Agreement and Release of Claims pursuant to which Novavax agreed to pay $27.0 million to Par, which was fully accrued for as of March 31, 2023. Novavax characterized the payment as a $15.0 million termination fee and a $12.0 million settlement payment. Because Par and its parent company, Endo International plc, are parties to Chapter 11 bankruptcy proceedings, the Settlement Agreement and Release of Claims and the payment due thereunder required, and subsequently received, approval from the bankruptcy court. The Company has made the payment required by the Settlement Agreement and Release of Claims, and, subject to the non-occurrence of certain contingencies, the arbitration will be dismissed on or about July 13, 2023.

On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of NVX-CoV2373 from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. As of December 31, 2022, the remaining Gavi Advance Payment Amount of $697.4 million, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, was reclassified from Deferred revenue to Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. Arbitration is inherently uncertain, and while we believe that we are entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that we could be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 28, 2023. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, other than set forth below.

Risks Related to Regulatory and Compliance Matters

Our products might fail to meet their primary endpoints in clinical trials, meaning that we will not have the clinical data required to support regulatory approvals.
The steps generally required by the FDA before our proposed investigational products may be marketed in the U.S. include:
• performance of preclinical (animal and laboratory) tests;
• submission to the FDA of an Investigational New Drug Application, which must become effective before clinical trials may commence;
• performance of adequate and well controlled clinical trials to establish the safety and efficacy of the investigational product in the intended target population;
• performance of a consistent and reproducible manufacturing process at commercial scale capable of passing FDA inspection;
• submission to the FDA of a Biologics License Application (“BLA”) or a New Drug Application; and
• FDA approval of the BLA or NDA before any commercial sale or shipment of the product.

Clinical trials that we undertake in other countries will be subject to similar or equivalent processes and requirements. In Europe, as well as an authorization for the clinical trial itself, it is necessary to obtain the consent of a local ethics committee for each clinical trial site and to provide for publication specific information about the clinical trial and its outcome. If endpoints are not met, this information will be made publicly available and could be damaging to the reputation of the Company.

These processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety, purity, potency and efficacy of our vaccine candidates to the satisfaction of regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of our control. Safety concerns may emerge that could lengthen the ongoing clinical trials or require additional clinical trials to be conducted. Promising results in early clinical trials may not be replicated in subsequent clinical trials. For example, the first batch of top line results from our Phase 2 CIC clinical trial evaluating safety and immunogenicity of different formulations of CIC and influenza stand-alone vaccine candidates, may not be consistent with top line results from subsequent batches in such trial. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical trials. Moreover, if a regulatory authority grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved products may not be approved, which could limit our revenue. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our vaccine candidates, the FDA and foreign regulatory authorities ultimately may not grant approval for commercial sale in their applicable jurisdiction, or may impose regulatory requirements that make further pursuit of approval uneconomical in one or more jurisdictions. If our vaccine candidates are not approved, our ability to generate revenue will be limited, and our business will be adversely affected.

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

Although our patent filings include claims covering various features of our vaccine candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information, which risk has been enhanced by the departure of employees in connection with our global restructuring restructuring and cost reduction plan.

Our vaccine candidates could become subject to a product recall which could harm our reputation, business, and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of certain vaccine candidates. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us or our strategic collaborators could occur as a result of manufacturing errors, design or labeling defects or other deficiencies and issues. For example, we have extended a credit of $64.7 million under the Australia APA for a single lot of NVX-CoV2373 doses sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot was therefore removed from the market. Recalls of any of our vaccines or vaccine candidates would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. In addition, a recall announcement could harm our reputation with customers and negatively affect our sales, if any.

Risks Related to Employee Matters, Managing Growth and Information Technology

Given our current cash position and cash flow forecast, and significant uncertainties related to 2023 revenue, funding from the U.S. government, and our pending arbitration with Gavi, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that the financial statements included in this Quarterly Report were issued.

Our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. At March 31, 2023, we had $636.9 million in cash and cash equivalents and restricted cash. During the three months ended March 31, 2023, we incurred a net loss of $293.9 million and had net cash flows used in operating activities of $325.6 million.

While our current cash flow forecast for the one-year going concern look forward period estimates that we have sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to the following:

• Revenue: Our near-term revenue depends on our ability to successfully develop, manufacture, distribute, or market an updated monovalent or bivalent formulation of a vaccine candidate for COVID-19 for the Fall 2023 COVID vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory approvals and commercial adoption. We experienced delays in early 2023 in manufacturing our BA.5 clinical trial materials, which has the potential to delay regulatory approval from the FDA for our vaccine candidate for the Fall 2023 COVID vaccine season. In addition, in January 2023, the U.S. Vaccines and Related Biologics Products Advisory Committee announced its intent to provide the industry with its strain protocol guidance in the second quarter of 2023 for the Fall 2023 COVID vaccine season. To meet potential demand for Fall 2023, we have begun manufacturing an updated COVID-19 variant strain-containing formulation prior to the availability of strain protocol guidance. If such formulation is not consistent with the strain protocol guidance, we will not be able to deliver the appropriate vaccine to our customers in sufficient quantities for the Fall 2023 COVID vaccine season and we will have incurred significant costs for a formulation that we will be unable to sell.

• Funding from the U.S. Government: Our USG Agreement will expire by its terms in December 2023. We had anticipated that the U.S. government would extend the USG Agreement until the full $1.8 billion authorized amount had been realized. In February 2023, in connection with the execution of Modification 17 to the USG Agreement, the U.S. government indicated to us that the award may not be extended past its current period of performance. If the USG Agreement is not amended, as we had previously expected, then we may not receive all of the remaining $336.4 million in funding we had previously anticipated pursuant to the USG Agreement.

• Pending Arbitration: On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by us of the Gavi APA. The outcome of that arbitration is inherently uncertain, and it is possible we could be required to refund all or a portion of the remaining advance payments of $697.4 million. See Note 3 and Note 15 to our consolidated financial statements in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q for additional information related to the arbitration with Gavi.

Management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

Our ability to fund Company operations is dependent upon revenue related to vaccine sales for our products and product candidates, if such product candidates receive marketing approval and are successfully commercialized; the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved; and management’s plans, which include resolving the dispute with Gavi and cost reductions associated with the restructuring of our global footprint. Management’s plans may also include raising additional capital through a combination of equity and debt financing, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. In May 2023, we announced a global restructuring and cost reduction plan. This plan includes a more focused investment in our NVX-CoV2373 program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities and infrastructure. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of NVX-CoV2373 and our other vaccine candidates, including an influenza vaccine candidate, CIC vaccine candidate, or a COVID-19 variant strain-containing monovalent or bivalent formulation, remains uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

Our announced global restructuring and cost reduction plan may not result in anticipated reductions in combined research and development and selling, general, and administrative expenses and may disrupt our business.

In May 2023, we announced a global restructuring and cost reduction plan. This plan includes a more focused investment in our NVX-CoV2373 program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities and infrastructure. The planned workforce reduction includes an approximately 25% reduction in our global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. We expect the full annual impact of the cost savings to be realized in 2024 and approximately half of the annual impact to be realized in 2023 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which we operate. We expect to record a charge of approximately $10 million to $15 million related to one-time employee severance and benefit costs, the majority of which is expected to be incurred in the second quarter of 2023 and are evaluating the anticipated costs related to the consolidation of facilities and infrastructure. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the potential development progress and cost savings from the global restructuring and cost reduction plan, including the reduction to our global workforce, our business strategy, operating results and financial condition would be adversely affected. Our workforce reductions could yield unanticipated consequences, such as attrition beyond planned workforce reductions or disruptions in our day-to-day operations. Our global restructuring and cost reduction plan, including the reduction to our global workforce, could also harm our ability to attract and retain qualified management and development personnel who are critical to our business. If we are unable to realize the expected benefits from the restructuring and cost reduction plan, we may decide to undertake additional workforce reductions.

If we are unable to attract or retain key management or other personnel, our business, operating results and financial condition could be materially adversely affected.

We depend on our senior executive officers, as well as key scientific and other personnel. The loss of these individuals or our failure to implement an appropriate succession plan could harm our business and significantly delay or prevent the achievement of research, development or business objectives. Turnover in key executive positions resulting in lack of management continuity and long-term history with our Company could result in operational and administrative inefficiencies and added costs. These risks have increased since our global restructuring and cost reduction plan and related workforce reduction implemented in May 2023, which increased the risk that we will lose technical know-how or other trade secrets as experienced personnel depart.

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

Item 6.    Exhibits

3.1
Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.3	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023 (File No. 000-26770))

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 (File No. 000- 26770))

10.1*±	Modification No. 17 to Undefinitized Project Agreement No. 1, dated February 6, 2023, between the Company and Advanced Technology International

10.2
Employment Agreement between the Company and John C. Jacobs, dated as of January 5, 2023 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023 (File No. 000-26770))

10.3
Consulting and Advisory Agreement between the Company and Stanley C. Erck, dated as of January 5, 2023 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023 (File No. 000-26770))

10.4*	Consulting and Advisory Agreement between the Company and Dr. Gregory M. Glenn, dated as of March 20, 2023

10.5	Novavax, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2023 (File No. 000-26770))

10.6
Form of Non-Statutory Stock Option Agreement under the Novavax, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 9, 2023 (File No. 000-26770))

10.7
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three-month periods ended March 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2023 and 2022, (iii) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three-month periods ended March 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

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

NOVAVAX, INC.

Date: May 9, 2023	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)