Form 10-Q
period 2023-06-30
NOVAVAX INC
filed 2023-08-08
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 000-26770
NOVAVAX, INC.
(Exact name of registrant as specified in its charter)

Delaware			22-2816046
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

700 Quince Orchard Road,	Gaithersburg,	MD	20878
(Address of principal executive offices)			(Zip code)
(240) 268-2000
(Registrant's telephone number, including area code)

21 Firstfield Road, Gaithersburg, MD 20878
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 94,404,185 as of July 31, 2023.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022	2
	Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION		39
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	42
Item 5	Other Information	45
Item 6.	Exhibits	45
SIGNATURES		47

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product sales	$285,163	$55,455	$277,706	$641,083
Grants	137,079	107,774	224,458	207,075
Royalties and other	2,184	22,696	3,213	41,738
Total revenue	424,426	185,925	505,377	889,896

Expenses:
Cost of sales	55,777	271,077	89,863	286,281
Research and development	219,475	289,648	466,576	673,131
Selling, general, and administrative	93,717	108,160	206,249	204,152
Total expenses	368,969	668,885	762,688	1,163,564
Income (Loss) from operations	55,457	(482,960)	(257,311)	(273,668)
Other income (expense):
Interest expense	(3,124)	(6,234)	(7,440)	(11,110)
Other income (expense)	5,532	(19,873)	29,894	(18,219)
Income (Loss) before income tax expense (benefit)	57,865	(509,067)	(234,857)	(302,997)
Income tax expense (benefit)	(143)	1,418	1,040	4,080
Net income (loss)	$58,008	$(510,485)	$(235,897)	$(307,077)

Net income (loss) per share:
Basic	$0.65	$(6.53)	$(2.69)	$(3.97)
Diluted	$0.58	$(6.53)	$(2.69)	$(3.97)
Weighted average number of common shares outstanding
Basic	89,362	78,143	87,769	77,305
Diluted	104,065	78,143	87,769	77,305
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$58,008	$(510,485)	$(235,897)	$(307,077)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,011)	(9,558)	(1,800)	(9,517)
Other comprehensive income (loss)	(5,011)	(9,558)	(1,800)	(9,517)
Comprehensive income (loss)	$52,997	$(520,043)	$(237,697)	$(316,594)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$505,912	$1,336,883
Restricted cash	10,361	10,303
Accounts receivable	394,890	82,375
Inventory	23,488	36,683
Prepaid expenses and other current assets	192,903	237,147
Total current assets	1,127,554	1,703,391
Property and equipment, net	299,955	294,247
Right of use asset, net	95,739	106,241
Goodwill	128,366	126,331
Other non-current assets	33,434	28,469
Total assets	$1,685,048	$2,258,679
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87,246	$216,517
Accrued expenses	458,397	591,158
Deferred revenue	300,473	370,137
Current portion of finance lease liabilities	953	27,196
Convertible notes payable	—	324,881
Other current liabilities	749,186	930,055
Total current liabilities	1,596,255	2,459,944
Deferred revenue	606,937	179,414
Convertible notes payable	167,248	166,466
Non-current finance lease liabilities	30,744	31,238
Other non-current liabilities	38,383	55,695
Total liabilities	2,439,567	2,892,757

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2023 and December 31, 2022; 95,183,750 shares issued and 94,308,379 shares outstanding at June 30, 2023 and 86,806,554 shares issued and 86,039,923 shares outstanding at December 31, 2022	952	868
Additional paid-in capital	3,855,916	3,737,979
Accumulated deficit	(4,511,786)	(4,275,889)
Treasury stock, cost basis, 875,371 shares at June 30, 2023 and 766,631 shares at December 31, 2022	(91,424)	(90,659)
Accumulated other comprehensive loss	(8,177)	(6,377)
Total stockholders’ deficit	(754,519)	(634,078)
Total liabilities and stockholders’ deficit	$1,685,048	$2,258,679
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Three and Six Ended June 30, 2023 and 2022
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at March 31, 2023	87,139,831	$871	$3,767,733	$(4,569,794)	$(91,226)	$(3,166)	$(895,582)
Stock-based compensation	—	—	20,292	—	—	—	20,292
Stock issued under incentive programs	95,965	1	(1)	—	(198)	—	(198)
Issuance of common stock, net of issuance costs $861	7,947,954	80	67,892	—	—	—	67,972
Foreign currency translation adjustment	—	—	—	—	—	(5,011)	(5,011)
Net income	—	—	—	58,008	—	—	58,008
Balance at June 30, 2023	95,183,750	$952	$3,855,916	$(4,511,786)	$(91,424)	$(8,177)	$(754,519)

Balance at March 31, 2022	78,722,337	$787	$3,566,292	$(3,414,542)	$(85,901)	$(1,312)	$65,324
Stock-based compensation	—	—	38,048	—	—	—	38,048
Stock issued under incentive programs	53,897	1	274	—	(554)	—	(279)
Foreign currency translation adjustment	—	—	—	—	—	(9,558)	(9,558)
Net loss	—	—	—	(510,485)	—	—	(510,485)
Balance at June 30, 2022	78,776,234	$788	$3,604,614	$(3,925,027)	$(86,455)	$(10,870)	$(416,950)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	86,806,554	$868	$3,737,979	$(4,275,889)	$(90,659)	$(6,377)	$(634,078)
Stock-based compensation	—	—	48,939	—	—	—	48,939
Stock issued under incentive programs	429,242	4	1,106	—	(765)	—	345
Issuance of common stock, net of issuance costs of $861	7,947,954	80	67,892	—	—	—	67,972
Foreign currency translation adjustment	—	—	—	—	—	(1,800)	(1,800)
Net loss	—	—	—	(235,897)	—	—	(235,897)
Balance at June 30, 2023	95,183,750	$952	$3,855,916	$(4,511,786)	$(91,424)	$(8,177)	$(754,519)

Balance at December 31, 2021	76,433,151	$764	$3,351,967	$(3,617,950)	$(85,101)	$(1,353)	$(351,673)
Stock-based compensation	—	—	70,981	—	—	—	70,981
Stock issued under incentive programs	145,685	2	2,303	—	(1,354)	—	951
Issuance of common stock, net of issuance costs of $2,311	2,197,398	22	179,363	—	—	—	179,385
Foreign currency translation adjustment	—	—	—	—	—	(9,517)	(9,517)
Net loss	—	—	—	(307,077)	—	—	(307,077)
Balance at June 30, 2022	78,776,234	$788	$3,604,614	$(3,925,027)	$(86,455)	$(10,870)	$(416,950)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(235,897)	$(307,077)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	19,110	13,485
Non-cash stock-based compensation	48,939	70,981
Provision for excess and obsolete inventory	31,546	155,662
Impairment of long-lived assets	10,081	—
Right-of-use assets expensed, net of credits received	—	(3,291)
Other items, net	(89)	(642)
Changes in operating assets and liabilities:
Inventory	(19,361)	(403,725)
Accounts receivable, prepaid expenses, and other assets	(266,482)	112,845
Accounts payable, accrued expenses, and other liabilities	(443,238)	179,158
Deferred revenue	357,860	(76,809)
Net cash used in operating activities	(497,531)	(259,413)

Investing Activities:
Capital expenditures	(26,774)	(41,402)
Internal-use software	(4,563)	—
Net cash used in investing activities	(31,337)	(41,402)

Financing Activities:
Net proceeds from sales of common stock	61,986	179,385
Net proceeds from the exercise of stock-based awards	345	1,050
Finance lease payments	(26,784)	(15,911)
Repayment of 2023 Convertible notes	(325,000)	—
Payments of costs related to issuance of 2027 Convertible notes	(3,591)	—
Net cash provided by (used in) financing activities	(293,044)	164,524
Effect of exchange rate on cash, cash equivalents, and restricted cash	(8,992)	(4,453)
Net decrease in cash, cash equivalents, and restricted cash	(830,904)	(140,744)
Cash, cash equivalents, and restricted cash at beginning of period	1,348,845	1,528,259
Cash, cash equivalents, and restricted cash at end of period	$517,941	$1,387,515

Supplemental disclosure of non-cash activities:
Sales of common stock not settled at end of period	$5,986	$—
Right-of-use assets from new lease agreements	$—	$69,366
Capital expenditures included in accounts payable and accrued expenses	$6,591	$17,890

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$11,294	$8,604
Cash paid for income taxes	$128	$17,778

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
Note 1 – Organization and Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a biotechnology company that promotes improved health globally through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. The Company’s vaccines and vaccine candidates are genetically engineered nanostructures of conformationally correct recombinant proteins critical to disease pathogenesis and may elicit differentiated immune responses, which may be more efficacious than naturally occurring immunity or other vaccine approaches. Novavax currently has one commercial program, for vaccines to prevent COVID (“Novavax COVID Vaccine, Adjuvanted”), which it markets in various territories where it is allowed to do so, under the brand name “Nuvaxovid™”. Novavax’s prototype COVID vaccine was derived from the prototype strain of COVID and is variously referred to here and in prior financial statements without branding as “NVX-CoV2373”. Our partners, Serum Institute of India Pvt. Ltd. (“SIIPL”) markets NVX-CoV2373 as “Covovax™.” Novavax is currently developing an updated vaccine which it refers to as its “XBB COVID vaccine.”

Beginning in 2022, the Company received approval, interim authorization, provisional approval, conditional marketing authorization, and emergency use authorization (“EUA”) from multiple regulatory authorities globally for NVX-CoV2373 for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications. Novavax is currently seeking similar approvals from multiple regulatory authorities globally for its XBB COVID vaccine as a single dose booster for the fall 2023 and subsequently. The Company exclusively depends on its supply agreement with SIIPL and its subsidiary, Serum Life Sciences Limited (“SLS”), for co-formulation, filling and finishing (other than in Europe) and on its service agreement with PCI Pharma Services (“PCI”) for finishing in Europe. The Company plans to rely on these arrangements to supply the XBB COVID vaccine, if authorized, during the 2023 fall vaccination campaign and subsequently (see Note 4).

Novavax is advancing development of other vaccine candidates, including its influenza vaccine candidate, its COVID-Influenza Combination (“CIC”) vaccine candidate and additional vaccine candidates. Novavax COVID Vaccine, Adjuvanted and its other vaccine candidates incorporate the Company’s proprietary Matrix-M™ adjuvant to enhance the immune response and stimulate higher levels of functional antibodies and induce a cellular immune response.

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
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accumulated other comprehensive loss included a foreign currency translation loss of $8.2 million and $6.4 million at June 30, 2023 and December 31, 2022, respectively. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were a $0.2 million loss and a $16.1 million gain, and a $22.2 million and $21.0 million loss for the three months and six months ended June 30, 2023 and 2022, respectively, which are reflected in Other income (expense).
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

Liquidity and Going Concern
The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. In addition, as of June 30, 2023, the Company had $517.9 million in cash and cash equivalents and restricted cash. Pursuant to the June 2023 Amendment to the advance purchase agreement (“APA”) between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (“Canadian government”), the Company received $174.8 million from the Canadian government in July 2023 with a second installment of $174.8 million that is contingent and payable upon the Company’s delivery of vaccine doses in the second half of 2023 (see Note 3). During the six months ended June 30, 2023, the Company incurred a net loss of $235.9 million and had net cash flows used in operating activities of $497.5 million.
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. While the Company’s current cash flow forecast for the one-year going concern look forward period estimates that there will be sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next 12 months, funding from the U.S. government, and a pending matter subject to arbitration proceedings. The Company’s revenue projections depend on its ability to successfully develop, manufacture, distribute and market an updated monovalent formulation of a vaccine candidate for COVID-19 for the fall 2023 COVID vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory authorization, ability to timely deliver doses and commercial adoption and market acceptance. Further, failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements may require the Company to refund portions of upfront and other payments or result in reduced future payments. For example, if the Company fails to deliver XBB COVID vaccine doses to the Canadian government in the second half of 2023, the second installment payment of $174.8 million will be terminated and not be payable to the Company. Also, if the Company does not timely achieve supportive recommendations from the Joint Committee on Vaccination and Immunisation (the “JCVI”) of the government of the United Kingdom of Great Britain and Northern Ireland with respect to use of NVX-CoV2373 for (a) the general adult population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or (b) the general adolescent population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or as a primary series SARS-CoV-2 vaccination, excluding where that recommendation relates only to one or more population groups comprising less than one million members in the United Kingdom, then the Company would be required to repay up to $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In February 2023, in connection with the execution of Modification 17 to the USG Agreement (as defined in Note 3), the U.S. government indicated to the Company that the award may not be extended past its current period of performance. If the USG Agreement is not amended, as the Company’s management had previously expected, then the Company may not receive all of the remaining $250.6 million in funding as of June 30, 2023. On January 24, 2023, Gavi, the Vaccine Alliance (“Gavi”) filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by the Company of the Company’s advance purchase agreement with Gavi (the “Gavi APA”). The arbitration hearing is scheduled for July 2024, with a written decision to follow. The outcome of that arbitration is inherently uncertain, and it is possible the Company could be required to refund all or a portion of the remaining advance payments of $696.4 million as of June 30, 2023 (see Note 3 and Note 15).
Management believes that, given the significance of these uncertainties, substantial doubt exists regarding the Company’s ability to continue as a going concern through one year from the date that these financial statements are issued.
In May 2023, the Company announced a global restructuring and cost reduction plan (the “Restructuring Plan”) which includes a more focused investment in its NVX-CoV2373 program, reduction to its pipeline spending, the continued rationalization of its manufacturing network, a reduction to the Company’s global workforce, as well as the consolidation of facilities, and infrastructure. The workforce reduction plan included an approximately 25% reduction in the Company’s global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. The Company has decided to progress CIC toward late-stage development and, as such, is assessing the impact on its workforce requirements. The Company expects the full annual impact of the cost savings from the Restructuring Plan to be realized in 2024 and approximately half of the annual impact to be realized in 2023 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which the Company operates. During the three months ended June 30, 2023, the Company recorded a charge of $4.6 million related to one-time employee severance and benefit costs and $10.1 million related to the consolidation of facilities and infrastructure (see Note 16).

The Company’s ability to fund Company operations is dependent upon revenue related to vaccine sales for its products and product candidates, if such product candidates receive marketing approval and are successfully commercialized, and in particular the 2023 fall COVID vaccination campaign, which is inherently uncertain and subject to a number of risks, including regulatory authorization, ability to timely deliver doses and commercial adoption and market acceptance, the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved, and management’s plans, which includes cost reductions associated with the Restructuring Plan. Management’s plans may also include raising additional capital through a combination of equity and debt financing, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. New financings may not be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of NVX-CoV2373 and the Company’s other vaccine candidates, including an influenza vaccine candidate, a CIC vaccine candidate, and a COVID-19 variant strain-containing monovalent formulation, remains uncertain. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, or further downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern.
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
Revenue Recognition Constraints
The Company constrains the transaction price for customer arrangements until it is probable that a significant reversal in cumulative revenue recognized will not occur. Specifically, if a customer arrangement includes a provision whereby the customer may request a discount, return, or refund for a previously satisfied performance obligation or otherwise could have the effect of decreasing the transaction price, revenue is constrained based on an estimate of the impact to the transaction price recognized until it is probable that a significant reversal in cumulative revenue recognized will not occur.
Restructuring
The Company recognizes restructuring charges when such costs are incurred. The Company's restructuring charges consist of employee severance and other termination benefits related to the reduction of its workforce, the consolidation of facilities, and infrastructure and other costs. Termination benefits are expensed on the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit estimable.
See Note 16 for additional information on the severance and employee benefit costs for terminated employees and impairment of assets in connection with the Company’s Restructuring Plan.
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
Note 3 – Revenue
The Company's accounts receivable included $334.4 million and $53.8 million related to amounts that were billed to customers and $60.5 million and $28.6 million related to amounts which had not yet been billed to customers as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, and 2022, changes in the Company's accounts receivables, allowance for doubtful accounts, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Six Months Ended June 30, 2023	$96,210	$793,039	$(486,684)	$402,565
Six Months Ended June 30, 2022	454,993	808,713	(1,069,173)	194,533
Allowance for doubtful accounts(1):
Six Months Ended June 30, 2023	$(13,835)	$—	$6,160	$(7,675)
Six Months Ended June 30, 2022	—	—	—	—
Deferred revenue:(2)
Six Months Ended June 30, 2023	$549,551	$414,816	$(56,957)	$907,410
Six Months Ended June 30, 2022	1,595,472	49,107	(128,432)	1,516,147
(1)    There was no bad debt expense recorded during the three and six months ended June 30, 2023 or 2022. There was a $6.2 million reversal of a bad debt allowance during the three months ended June 30, 2023 due to the collection of a previously recognized allowance for doubtful accounts. To estimate the allowance for doubtful accounts, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
(2) Deductions from Deferred revenue generally related to the recognition of revenue once performance obligations on a contract with a customer are met.
As of June 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, the Gavi APA, and the reduction in doses related to the Amended and Restated UK Supply Agreement, was approximately $2 billion of which $907.4 million was included in Deferred revenue. Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to grant agreements will depend on the results of the Company's research and development activities, including clinical trials, and delivery of doses. The timing to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype NVX-CoV2373 vaccine under certain of the Company’s APAs.
Under the terms of the Gavi APA and a separate purchase agreement between Gavi and SIIPL, 1.1 billion doses of NVX-CoV2373 were to be made available to countries participating in the COVAX Facility. The Company expected to manufacture and distribute 350 million doses of NVX-CoV2373 to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL was expected to manufacture and deliver the balance of the 1.1 billion doses of NVX-CoV2373 for low- and middle-income countries participating in the COVAX Facility. The Company expected to deliver doses with antigen and adjuvant manufactured at facilities directly funded under the Company's funding agreement with Coalition for Epidemic Preparedness Innovations (“CEPI”), with initial doses supplied by SIIPL and SLS under a supply agreement. The Company expected to supply significant doses that Gavi would allocate to low-, middle- and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi could prioritize such doses to low- and middle- income countries, at lower prices. Additionally, the Company could provide additional doses of NVX-CoV2373, to the extent available from CEPI-funded manufacturing facilities, in the event that SIIPL could not materially deliver expected vaccine doses to the COVAX Facility. Under the agreement, the Company received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350 million in 2022 related to the Company’s achieving an emergency use license for NVX-CoV2373 by the WHO (the “Advance Payment Amount”).
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of NVX-CoV2373 from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On

December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of June 30, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. The arbitration hearing is scheduled for July 2024, with a written decision to follow. Arbitration is inherently uncertain, and while the Company believes that it is entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that it could be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.
Product Sales
Product sales by the Company’s customer’s geographic location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$—	$—	$—	$64,762
Europe	1,518	—	58,785	413,745
Rest of the world	283,645	55,455	218,921	162,576
Total product sales revenue	$285,163	$55,455	$277,706	$641,083
In May 2023, the Company extended a credit for certain doses delivered in 2022 that qualified for replacement under the contract with the Australian government. This credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot therefore was removed from the market. The credit will be applied against the future sale of doses to the customer and, during the six months ended June 30, 2023, the Company recorded a reduction of $64.7 million in product sales, with a corresponding increase to Deferred revenue, non-current.
In April 2023, the Company amended its APA with the Canadian government, for the purchase of doses of NVX-CoV2373 (the “Canada APA”) to forfeit certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million received in the second quarter of 2023. On June 30, 2023, the Company entered into an additional amendment (the “June 2023 Amendment”) to the Canada APA. Pursuant to the June 2023 Amendment, the parties revised the Canadian government’s previous commitment by (i) forfeiting certain doses of the NVX-CoV2373 previously scheduled for delivery, (ii) reducing the amount of doses of NVX-CoV2373 due for delivery, (iii) revising the delivery schedule for the remaining doses of NVX-CoV2373 to be delivered, and (iv) requiring use of the Biologics Manufacturing Centre (“BMC”) Inc. to produce bulk antigen for doses in 2024 and 2025. In connection with the forfeiture of doses of NVX-CoV2373, the Canadian government agreed to pay a total amount of $349.6 million to the Company in two equal installments in 2023, which total amount equals the remaining balance owed by the Canadian government with respect to such forfeited vaccine doses. The first installment was payable upon execution of the June 2023 Amendment and the second installment is contingent and payable upon the Company’s delivery of vaccine doses in the second half of 2023. The first installment of $174.8 million was received from the Canadian government in July 2023. If the Company fails to deliver COVID-19 vaccine doses to the Canadian government in the second half of 2023, the second installment payment of $174.8 million will be terminated and not be payable to the Company. The Canadian Government may terminate the Canada APA, as amended, if the Company fails to achieve regulatory approval for use of BMC for NVX-CoV2373 production on or before December 31, 2024. The June 2023 Amendment maintained the total contract value of the original Canada APA. Pursuant to the June 2023 Amendment, the Company and the Canadian government will endeavor to expand the Company’s previously agreed in-country commitment to Canada and to further partner to provide health, economic, and future pandemic preparedness benefits to Canada, which value may be provided through a number of activities, including without limitation, capital investments, the performance of activities or services, or the provision of technology or intellectual property licenses. Further, the parties will endeavor to enter into a memorandum of understanding (the “MOU”) to illustrate the Company’s ability to deliver such benefits over a 15 year period with an aggregate value of not less than 100% of the amount remaining to be paid under the June 2023 Amendment and ultimately received by the Company. The Company agreed to hold $20 million in escrow for the benefit of the Canadian government, which amount is the sole recourse available to the Canadian government in the event of non-performance under the MOU.
Grants
The Company’s U.S. government agreement consists of a Project Agreement (the “Project Agreement”) and a Base Agreement with Advanced Technology International, the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (the Base Agreement together with the Project Agreement are referred to as the “USG Agreement”). In February 2023, in connection with the execution of Modification 17 to the Project Agreement, the U.S. government indicated to the Company that the award may not be extended past its current period of performance, which is December 31, 2023. Also, Modification 17 included provisions requiring that the payment of $60.0 million of consideration associated with manufacturing work now be contingent upon meeting certain milestones, including the delivery of up to 1.5 million doses of NVX-CoV2373 and development and regulatory milestones related to commercial readiness, expansion of the EUA and development of multiple vial presentations. As of June 30, 2023, the Company constrained the total transaction price by $48.0 million for consideration associated with milestones that are not fully within the Company’s control. This constraint, in addition to other contract changes included within Modification 17, resulted in an approximately $29 million cumulative reduction to revenue previously recognized under the contract for the six months ended June 30, 2023.
Royalties and Other
During the three and six months ended June 30, 2023, the Company did not recognize revenue related to milestone payments or sales-based royalties. During the three and six months ended June 30, 2022, the Company recognized a $20.0 million milestone payment upon the first sale of NVX-CoV2373 in Japan and $1.7 million and $9.2 million, respectively in revenue related to sales-based royalties.
Note 4 – Collaboration, License, and Supply Agreements
SIIPL
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
Takeda Pharmaceutical Company Limited
The Company has a collaboration and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) under which the Company granted Takeda an exclusive license to develop, manufacture, and commercialize NVX-CoV2373 in Japan. Under the agreement, Takeda purchases Matrix-M™ adjuvant from the Company to manufacture doses of NVX-CoV2373, and the Company is entitled to receive payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of NVX-CoV2373. In September 2021, Takeda finalized an agreement with the Government of Japan’s Ministry of Health, Labour and Welfare ("MHLW") for the purchase of 150 million doses of NVX-CoV2373. In February 2023, MHLW cancelled the remainder of doses under its agreement with Takeda. As a result, it is uncertain whether the Company will receive future payments from Takeda under the terms and conditions of their current collaboration and licensing agreement.

Bill & Melinda Gates Medical Research Institute
In May 2023, we entered into a 3-year agreement with the Bill & Melinda Gates Medical Research Institute to provide our Matrix-M™ adjuvant for use in preclinical vaccine research.
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
Pursuant to the Fujifilm Settlement Agreement, the Company is responsible for payment of up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT under the CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance is to be paid in four equal quarterly installments of $34.3 million each, which began on March 31, 2023. As of June 30, 2023, the remaining payment of $68.6 million was reflected in Accrued expenses. Under the Fujifilm Settlement Agreement, Fujifilm is required to use commercially reasonable efforts to mitigate the losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the Fujifilm CSA, and the final two quarterly installments will be mitigated by any replacement revenue achieved by Fujifilm between July 1, 2023 and December 31, 2023.
In May 2023, the Company issued a notice to SK bioscience Co., Ltd. (“SK bioscience) to cancel and wind down all drug substance and drug product manufacturing activities for supply by SK bioscience to the Company. The Company recognized $20.4 million of research and development expense associated with a take-or-pay obligation that became due as a result of the cancellation.
The Company continues to assess its manufacturing needs and intends to modify its global manufacturing footprint consistent with its contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so, recognizes that significant costs may be incurred.

Note 5 – Earnings (Loss) per Share
Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss), basic	$58,008	$(510,485)	$(235,897)	$(307,077)
Interest on convertible notes	2,582	—	—	—
Net income (loss), dilutive	60,590	(510,485)	(235,897)	(307,077)
Denominator:
Weighted average number of common shares outstanding, basic	89,362	78,143	87,769	77,305
Effect of dilutive securities	14,703	—	—	—
Weighted average number of common shares outstanding, dilutive	104,065	78,143	87,769	77,305
Net income (loss) per share:
Basic	$0.65	$(6.53)	$(2.69)	$(3.97)
Diluted	$0.58	$(6.53)	$(2.69)	$(3.97)

Anti-dilutive securities excluded from calculations of diluted net income (loss) per share	6,791	8,073	23,447	8,073
Note 6 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$505,912	$1,336,883
Restricted cash, current	10,361	10,303
Restricted cash, non-current(1)	1,668	1,659
Cash, cash equivalents, and restricted cash	$517,941	$1,348,845
(1)Classified as Other non-current assets as of June 30, 2023 and December 31, 2022, on the consolidated balance sheets.

Note 7 – Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at June 30, 2023			Fair Value at December 31, 2022
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$81,268	$—	$—	$398,834	$—	$—
Government-backed securities(1)	—	180,000	—	—	296,000	—
Corporate debt securities(1)	—	28,515	—	—	—	—
Agency securities(1)	—	9,971	—	—	104,536	—
Total cash equivalents	$81,268	$218,486	$—	$398,834	$400,536	$—
Liabilities
5.00% Convertible notes due 2027	$—	$130,957	$—	$—	$172,789	$—
3.75% Convertible notes due 2023	—	—	—	—	322,111	—
Total convertible notes payable	$—	$130,957	$—	$—	$494,900	$—
(1)All investments are classified as Cash and cash equivalents as of June 30, 2023 and December 31, 2022, on the consolidated balance sheets.
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
During the six months ended June 30, 2023 and 2022, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 8 – Inventory
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$10,892	$13,912
Semi-finished goods	12,596	21,410
Finished goods	—	1,361
Total inventory	$23,488	$36,683
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in our consolidated statements of operations. For the three and six months ended June 30, 2023, inventory write-downs were $19.1 million and $31.5 million, respectively and losses on firm purchase commitments were $0.7 million and $8.5 million, respectively. In addition, for the three and six months ended June 30, 2023 the Company recorded recoveries on firm purchase commitments of $17.9 million and $18.8 million, respectively, related primarily to negotiated reductions to previously recognized firm purchase commitments. For the three and six months ended June 30, 2022, inventory write-downs and losses on firm purchase commitments were $155.7 million and $99.6 million, respectively.
Note 9 – Goodwill
The Company has one reporting unit, which has a negative equity as of June 30, 2023 and December 31, 2022. The change in the carrying amounts of goodwill for the six months ended June 30, 2023 was as follows (in thousands):

Amount
Balance at December 31, 2022	$126,331
Currency translation adjustments	2,035
Balance at June 30, 2023	$128,366
Note 10 – Leases
The Company has embedded leases related to supply agreements with contract manufacturing organizations (“CMOs”) and contract manufacturing and development organizations to manufacture NVX-CoV2373, as well as leases for its research and development and manufacturing facilities, corporate headquarters and offices, and certain equipment. During the six months ended June 30, 2023, the Company continued to align its global manufacturing footprint as a result of its ongoing assessment of manufacturing needs consistent with its contractual obligations related to the supply, and anticipated demand for, NVX-CoV2373.
During the three and six months ended June 30, 2023, the Company recognized a short-term lease benefit of $9.2 million and $8.5 million, respectively, related to its embedded leases, primarily as a result of a benefit of $9.5 million related to a settlement executed during the three months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized a short-term lease expense of $5.8 million and $83.9 million respectively, related to its embedded leases and expensed $9.4 million and $19.8 million respectively, for the write off of right of use (“ROU”) assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement or modification of the lease ROU written off. There were no ROU assets written off during the three and six months ended June 30, 2023, related to embedded leases.
During the three and six months ended June 30, 2023, the Company recognized $0.5 million and $0.9 million of interest expense, respectively, on its finance lease liabilities. During the three and six months ended June 30, 2022, the Company recognized $2.3 million and $3.4 million of interest expense, respectively, on its finance lease liabilities.
During the three and six months ended June 30, 2023, the Company recorded an impairment charge of $5.9 million related to ROU facility leases used for research and development, manufacturing and offices space that are impacted by the Restructuring Plan (see Note 16).
Note 11 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Current portion:
3.75% Convertible notes due 2023	$—	$325,000
Unamortized debt issuance costs	—	(119)
Total current convertible notes payable	$—	$324,881
Non-current portion:
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs and discount	(8,002)	(8,784)
Total non-current convertible notes payable	$167,248	$166,466
In February 2023, the Company repaid the outstanding principal amount of $325.0 million on its 3.75% Convertible notes due in 2023, together with accrued but unpaid interest on the maturity date. The repayment was funded by the issuance of the 5.00% Convertible notes due 2027 and the concurrent common stock offering in December 2022, as well as cash on hand. The effective interest rate of the 2027 Convertible notes is 6.2%.

The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Coupon interest	$2,191	$3,047	$5,397	$6,094
Amortization of debt issuance costs	391	356	900	712
Total interest expense on convertible notes payable	$2,582	$3,403	$6,297	$6,806
Note 12 – Stockholders' Equity (Deficit)
In June 2021, the Company entered into an At Market Issuance Sales Agreement (the "June 2021 Sales Agreement"), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock. During the three and six months ended June 30, 2023, the Company sold 7.9 million shares of its common stock under its June 2021 Sales Agreement resulting in net proceeds of approximately $68 million, of which $6 million was included in Prepaid expenses and other current assets as of June 30, 2022 and received in cash in July 2023. As of June 30, 2023, the remaining balance available under the June 2021 Sales Agreement was approximately $249 million.
During the six months ended June 30, 2022, the Company sold 2.2 million shares of its common stock resulting in net proceeds of approximately $179 million, under its June 2021 Sales Agreement.
Note 13 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the granting of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of June 30, 2023, there were 0.3 million shares available for issuance under the 2023 Inducement Plan.
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company's annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary. The 2015 Plan authorizes the issuance of up to 14.8 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025. As of June 30, 2023, there were 0.9 million shares available for issuance under the 2015 Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$998	$—	$1,516	$—
Research and development	9,946	19,695	23,804	36,582
Selling, general, and administrative	9,348	18,353	23,619	34,399
Total stock-based compensation expense	$20,292	$38,048	$48,939	$70,981
Total stock-based compensation capitalized and included in inventory as of June 30, 2023 and December 31, 2022 was $1.7 million.
As of June 30, 2023, there was approximately $122 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan, as amended (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on June 30, 2023. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the six months ended June 30, 2023 and 2022 was approximately $2 million and $8 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan, 2015 Plan, and 2005 Plan for the six months ended June 30, 2023:

	2023 Inducement Plan		2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2022	—	$—	4,053,290	$46.07	63,725	$112.94
Granted	358,600	10.96	860,872	7.29	—	—
Exercised	—	—	(5,031)	6.81	—	—
Canceled	—	—	(63,839)	51.41	(5,250)	36.60
Outstanding at June 30, 2023	358,600	$10.96	4,845,292	$39.15	58,475	$119.80
Shares exercisable at June 30, 2023	—	$—	3,295,810	$40.62	58,475	$119.80
The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average Black-Scholes fair value of stock options granted	$6.79	$43.21	$7.24	$62.52
Risk-free interest rate	3.5%-3.9%	2.7%-3.2%	3.5%-4.0%	1.4%-3.2%
Dividend yield	—%	—%	—%	—%
Volatility	120.4%-131.3%	120.5%-136.7%	120.4%-140.3%	120.5%-136.7%
Expected term (in years)	3.9-6.4	4.0-6.2	3.9-6.4	4.0-6.2
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of June 30, 2023 was approximately $1.7 million and 7.3 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of June 30, 2023 was approximately $1.1 million and 6.3 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the six months ended June 30, 2023:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2022	—	$—	2,034,574	$61.67
Granted	308,390	$10.96	2,767,475	7.23
Vested	—	$—	(307,653)	82.94
Forfeited	—	$—	(637,727)	29.46
Outstanding and unvested at June 30, 2023	308,390	$10.96	3,856,669	$26.23
Employee Stock Purchase Plan
The ESPP was approved at the Company's annual meeting of stockholders in June 2013. The ESPP currently authorized an aggregate of 1.2 million shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 1.65 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of June 30, 2023, there were 0.6 million shares available for issuance under the ESPP.
Note 14 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2023 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of June 30, 2023, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income. The Company’s remaining U.S. Federal NOLs are subject to limitation in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), which limits allowable NOL deductions to 80% of federal taxable income.
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
During the three months ended June 30, 2023 and 2022, the Company recognized federal, state, and foreign income tax benefit of $0.1 million and income tax expense of $1.4 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized income tax expense of $1.0 million and $1.9 million, respectively. The Company recognized foreign withholding tax expense on royalties of $2.2 million for the six months ended June 30, 2022. The Company did not recognize any foreign withholding tax expense on royalties for the three months ended June 30, 2022 and the three and six months ended June 30, 2023.
Note 15 – Commitments and Contingencies
Legal Matters
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture NVX-CoV2373 on a commercial scale and to secure the NVX-CoV2373’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses.
After the Sinnathurai Action was filed, eight derivative lawsuits were filed: (i) Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), (ii) Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), (iii) William Kirst, et al. v. Stanley C. Erck, et al., No. C-15-CV-21-000618 (the “Kirst Action”), (iv) Amy Snyder v. Stanley C. Erck, et al., No. 8:22-cv-01415-TDC (the “Snyder Action”), (v) Charles R. Blackburn, et al. v. Stanley C. Erck, et al., No. 1:22-cv-01417-TDC (the “Blackburn Action”), (vi) Diego J. Mesa v. Stanley C. Erck, et al., No. 2022-0770-NAC (the “Mesa Action”), (vii) Sean Acosta v. Stanley C. Erck, et al., No. 2022-1133-NAC (the “Acosta Action”), and (viii) Jared Needelman v. Stanley C. Erck, et al., No. C-15-CV-23-001550 (the “Needelman Action”). The Meyer, Yung, Snyder, and Blackburn Actions were filed in the Maryland Court. The Kirst Action was filed in the Circuit Court for Montgomery County, Maryland, and shortly thereafter removed to the Maryland Court by the defendants. The Needleman Action was also filed in the Circuit Court for Montgomery County, Maryland. The Mesa and Acosta Actions were filed in the Delaware Court of Chancery (the “Delaware Court”). The derivative lawsuits name members of the Company’s board of directors and certain members of senior management as defendants. The Company is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees.

On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023.
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
On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the Delaware Court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. On January 9, 2023, following the ruling on the motion to dismiss the Sinnathurai Action, the Delaware Court entered an order granting the Mesa Action parties’ request to set a briefing schedule in connection with a motion to stay by defendants. On February 28, 2023, the court granted the defendants’ motion and stayed the Mesa Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action.
On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta Action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On June 28, 2023 the Company, along with representatives from its insurance carriers, met with the plaintiffs and the plaintiffs of the Sinnathurai Action in mediation to engage in potential settlement discussions. The parties continue to discuss whether an amicable resolution is possible.
On April 17, 2023, the Needelman Action was filed. On July 12, 2023, the parties filed a stipulation and proposed order to stay the Needelman Action pending the Maryland Court’s decision on the motion to dismiss in the Second Consolidated Derivative Action. The financial impact of this claim, as well as the claims discussed above, is not estimable.

On February 26, 2021, a Company stockholder named Thomas Golubinski filed a derivative complaint against members of the Company’s board of directors and members of senior management in the Delaware Court, captioned Thomas Golubinski v. Richard H. Douglas, et al., No. 2021-0172-JRS. The Company is deemed a nominal defendant. Golubinski challenged equity awards made in April 2020 and in June 2020 on the ground that they were “spring-loaded,” that is, made at a time when such board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserted claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff sought an award of damages to the Company, an order rescinding both awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. On May 10, 2021, the defendants moved to dismiss the complaint in its entirety. On June 17, 2021, the Company’s stockholders voted FOR ratification of the April 2020 awards and ratification of the June 2020 awards. Details of the ratification proposals are set forth in the Company’s Definitive Proxy Statement filed on May 3, 2021. The results of the vote were disclosed in the Company’s Current Report on Form 8-K filed on June 24, 2021. Thereafter, the plaintiff stipulated that, as a result of the outcome of the June 17, 2021 vote, the plaintiff no longer intends to pursue the lawsuit or any claim arising from the April 2020 and June 2020 awards. On August 23, 2021, the plaintiff filed a motion seeking an award of attorneys’ fees and expenses, to which the defendants filed an opposition. On October 18, 2022, the Delaware Court denied the plaintiff’s fee application in its entirety. Under a prior Delaware Court order, the case was automatically dismissed with prejudice upon denial of the plaintiff’s fee application. On November 14, 2022, Golubinski filed a Notice of Appeal in the Supreme Court of the State of Delaware. The plaintiff / appellant filed his opening appellate brief on December 30, 2022. The Company filed its responsive brief on January 30, 2023 and the appellant filed his reply brief on February 14, 2023. On June 8, 2023, the Supreme Court affirmed the Court of Chancery’s denial of the plaintiff’s fee application. The case was closed on June 26, 2023.
On March 29, 2022, Par Sterile Products, LLC (“Par”) submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (the “Par MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. On April 4, 2023 the parties entered into a Settlement Agreement and Release of Claims pursuant to which Novavax agreed to pay $27.0 million to Par, which was fully accrued for as of March 31, 2023. Novavax characterized the payment as a $15.0 million termination fee and a $12.0 million settlement payment. Because Par and its parent company, Endo International plc, are parties to Chapter 11 bankruptcy proceedings, the Settlement Agreement and Release of Claims and the payment due thereunder required, and subsequently received, approval from the bankruptcy court. The Company has made the payment required by the Settlement Agreement and Release of Claims, and the arbitration was dismissed with prejudice following a joint motion by Par and Novavax on August 1, 2023.
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of NVX-CoV2373 from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of June 30, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. The arbitration hearing is scheduled for July 2024, with a written decision to follow. Arbitration is inherently uncertain, and while the Company believes that it is entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that it could be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.
The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

Note 16 – Restructuring
During the three and six months ended June 30, 2023, the restructuring charge recorded by the Company as a result of the Restructuring Plan includes (in thousands):

Amount
Severance and employee benefit costs	$4,643
Impairment of assets	10,081
Total Restructuring charge (1)	$14,724
(1) Restructuring charges of $0.5 million, $2.7 million and $11.5 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three and six months ended June 30, 2023. These charges reflect substantially all expected restructuring charges under the Restructuring Plan.
Severance and employee benefit costs
Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination in the three months ended June 30, 3023 and had no requirements for future service. The Company paid a total of $3.6 million for the severance and employee benefit costs during the three months ended June 30, 2023, and the remaining liability of $1.0 million is included in Accrued expenses in the Company’s Consolidated Balance Sheet as of June 30, 2023.
Impairment of assets
In connection with the Restructuring Plan, the Company evaluated its long-lived assets for impairment including certain leased laboratory and office spaces located in Gaithersburg, Maryland. The Company performed an impairment evaluation for the applicable long-lived assets which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the three and six months ended June 30, 2023, the Company recorded an impairment charge of $10.1 million related to the impairment of long-lived assets, including $5.9 million related to ROU assets for facility leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects, including our ability to continue as a going concern through one year from the date of our unaudited financial statements for the period ended June 30, 2023; our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our NVX-CoV2373 program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities, and infrastructure; the size and timing of our workforce reduction; the impact of our decision to progress our COVID-19-Influenza Combination (“CIC”) vaccine candidate toward late-stage development on our workforce requirements; the amount and timing of the charges and cash expenditures resulting from our workforce reduction, and the expected timing and impact of cost savings from our global restructuring and cost reduction plan; potential market sizes and demand for our product candidates; the efficacy, safety, and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies, including our updated monovalent Omicron XBB.1.5 COVID-19 vaccine, which is referred to as our “XBB COVID vaccine”; the conduct, timing, and potential results from clinical trials; plans for and potential timing of regulatory filings, including our submission to the U.S. Food and Drug Administration (“FDA”) for the Biologics License Application for the full approval of the Novavax COVID-19 Vaccine, Adjuvanted; our expectation of manufacturing capacity, timing, production, distribution, and delivery for NVX-CoV2373 by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of NVX-CoV2373, ongoing development of our influenza vaccine candidate, COVID-19-Influenza Combination (“CIC”) vaccine candidate, high-dose COVID-19 vaccine candidate, and COVID-19 variant strain-containing monovalent formulation, including the Phase 2b/3 Hummingbird™ trial, and the timing of anticipated results from and our efforts for the fall 2023 vaccination season, efforts to expand the NVX-CoV2373 label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed under the USG Agreement (as defined below); funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully develop, manufacture, distribute, or market an XBB COVID vaccine for COVID-19 for the fall 2023 COVID vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory authorization, ability to timely deliver doses and commercial adoption and market acceptance; challenges in obtaining commercial adoption of NVX-CoV2373 or any COVID-19 variant strain containing formulation; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities, such as the FDA, the World Health Organization (“WHO”), United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), the Republic of Korea’s Ministry of Food and Drug Safety, or Japan’s Ministry of Health, Labour and Welfare; challenges or delays in conducting clinical trials; or obtaining regulatory authorization for our product candidates, including for our monovalent XBB COVID vaccine in time for the fall 2023 vaccination season, or for future COVID variant strain changes manufacturing distribution or export delays or challenges, including the requirement to obtain approval from the drug licensing body in India for the distribution of our XBB COVID vaccine to timely deliver such vaccine candidate for the fall 2023 vaccination season; our exclusive dependence on SIIPL and SLS for co-formulation and filling, and PCI for finishing NVX-CoV2373 and the impact of any delays or disruptions in these suppliers’ operations on the delivery of customer orders; difficulty obtaining scarce raw materials and supplies; resource constraints, including human capital and manufacturing capacity, constraints on the ability of Novavax to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities; challenges in implementing our global restructuring and cost reduction plan; and other risks and uncertainties identified in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.
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
We have developed a COVID-19 vaccine, NVX-CoV2373 (“Nuvaxovid™,” “Covovax™,” “Novavax COVID-19 Vaccine, Adjuvanted”) that has received full marketing authorization (“MA”), approval, interim authorization, provisional approval, conditional marketing authorization (“CMA”), and emergency use authorization (“EUA”) from multiple regulatory authorities globally for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications. Additionally, in partnership with regulators and public health authorities, we have been developing and manufacturing at commercial scale our XBB COVID vaccine that is in line with the FDA, WHO, and EMA recommendations for the 2023 fall season. We intend to deliver our XBB COVID vaccine for the 2023 fall vaccination campaign pending authorization from regulatory authorities. We are also developing a stand-alone influenza vaccine candidate, high-dose COVID-19 vaccine candidate, and a CIC vaccine candidate. In addition to COVID-19 and seasonal influenza, our other areas of focus include providing Matrix-M™ adjuvant for collaborations investigating the prevention of malaria, including R21/Matrix-M™ adjuvant malaria vaccine, which recently received authorization in several countries, as well as other preclinical vaccine research with our Matrix-M™ adjuvant in partnership with the Bill & Melinda Gates Medical Research Institute.
We intend to focus the organization to align our investments and activities with our top priority of delivering our XBB COVID vaccine for the 2023 fall season. To maximize our opportunities and mitigate the significant risks and uncertainties of the COVID-19 market, we have progressed our cost restructuring measures to reduce spend, extend our cash runway, and operate efficiently to seek to best position the Company to deliver longer-term growth. We discuss these cost restructuring strategies in greater detail in Note 2 to our consolidated financial statements in this Quarterly Report.
Technology Overview
We believe our recombinant nanoparticle vaccine technology, together with our proprietary Matrix-M™ adjuvant, is well suited for the development and commercialization of vaccine candidates targeting a broad scope of respiratory and other endemic and emerging infectious diseases.
Recombinant Nanoparticle Vaccine Technology
Once a pathogen of interest has been identified, the genetic sequence encoding an antigen is selected for developing the vaccine construct. The genetic sequence may be optimized to enhance protein stability or confer resistance to degradation. This genetic construct is inserted into the baculovirus Spodoptera frugiperda (“Sf-/BV”) insect cell-expression system, which enables efficient, large-scale expression of the optimized protein. The Sf-/BV system produces protein-based antigens that are properly folded and modified—which can be critical for functional, protective immunity. Protein antigens are purified and organized around a polysorbate-based nanoparticle core in a configuration that resembles their native presentation. This results in a highly immunogenic nanoparticle that is ready to be formulated with Matrix-M™ adjuvant.
Matrix-M™ Adjuvant
Our proprietary Matrix-M™ adjuvant is a key differentiator within our platform. This adjuvant has enabled potent, well tolerated, and durable efficacy by stimulating the entry of antigen presenting cells (“APCs”) into the injection site and enhancing antigen presentation in local lymph nodes. This in turn activates APCs, T-cell and B-cell populations, and plasma cells, which promote the production of high affinity antibodies, an immune boosting response. This potent mechanism of action enables a lower dose of antigen to achieve the desired immune response, thereby contributing to increased vaccine supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.
We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M™ adjuvant, a malaria vaccine candidate created by the Jenner Institute, University of Oxford. The R21/Matrix-M™ adjuvant vaccine has been licensed to Serum Institute of India Pvt. Ltd. (“SIIPL”) for commercialization. Additionally, in May 2023, we entered into a 3-year agreement with the Bill & Melinda Gates Medical Research Institute to provide our Matrix-M™ adjuvant for use in preclinical vaccine research. Our adjuvant technology is also being used by commercial partners as a key component in veterinary vaccines against equine influenza and Strangles as well as the manufacture of black-widow anti-venom.

COVID-19 Vaccine Regulatory and Licensure

We continue to expand the regulatory authorizations for our COVID-19 vaccine and remain focused on the planned EUA request for our XBB COVID vaccine for the 2023 fall season. We have received authorizations for NVX-CoV2373 in over 40 countries globally including from major regulatory agencies including the FDA, the WHO, the EMA, and the MHRA. To date, we have received full MA, approval, interim authorization, provisional approval, CMA, and EUA for the adult population, aged 18 and older, the adolescent population, aged 12 to 17 years, and the pediatric population, aged 7 to 11 years in select territories. The regulatory authorizations for NVX-CoV2373 include primary series and both homologous and heterologous booster indications within specific countries. For the territories in which our vaccine has received regulatory authorizations, NVX-CoV2373 is marketed under the brand names (i) Nuvaxovid™ (SARS-CoV-2 rS Recombinant, adjuvanted), (ii) Covovax™ (manufacturing and commercialization by SIIPL), or (iii) Novavax COVID-19 Vaccine, Adjuvanted.
Below we highlight the second quarter 2023 and subsequent regulatory progress made for NVX-CoV2373 through the date of this filing on Form 10-Q.
In July 2023, we initiated the rolling submission to the U.S. FDA for the Biologics License Application for the full approval of the Novavax COVID-19 Vaccine, Adjuvanted in individuals aged 12 years and older.
In July 2023, the European Commission in the European Union granted our first full MA for Nuvaxovid™ as primary series in individuals aged 12 and older and as a booster in adults aged 18 and older. This decision followed the positive opinion in May 2023 for full MA from the Committee for Medicinal Products for Human Use of the European Medicines Agency.
In May 2023, the Singapore Health Sciences Authority granted extended interim authorization for Nuvaxovid™ as a non-mRNA option in adolescents aged 12 through 17 years.

Additionally in May 2023, Taiwan’s Food and Drug Administration granted EUA for Nuvaxovid™ as a booster in adolescents aged 12 through 17 years.
We are working to continue to expand our label for heterologous boosting in adults and adolescents, for primary and re-vaccination in younger children, and to achieve supportive policy recommendations enabling broad market access. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate global access to our COVID-19 vaccine.
Clinical Pipeline
Our clinical pipeline is comprised of vaccine candidates for infectious diseases, with our COVID-19 vaccine, NVX-CoV2373, as our lead product. NVX-CoV2373 has received authorizations for both adult and adolescent populations globally. We advanced NVX-CoV2373, through two pivotal Phase 3 clinical trials that demonstrated high efficacy against both the original COVID-19 strain and commonly circulating COVID-19 variants during the conduct of the trials, while maintaining a favorable safety profile. We are in the process of developing our XBB COVID vaccine, which is in line with the FDA, WHO, and EMA recommendations for the 2023 fall season. In June 2023, at the U.S. Vaccines and Related Biological Products Advisory Committee's meeting we shared nonclinical data demonstrating that our XBB COVID vaccine induced functional immune responses for Omicron XBB.1.5, XBB1.16, and XBB.2.3 subvariants indicating broad responses that could be applicable to forward-drift variants. We are finalizing our COVID-19 Phase 3 Strain-Change interim study report and additional nonclinical and manufacturing data summaries to support our XBB COVID vaccine for EUA and other regulatory authorizations. This is in-line with the expectation set by the U.S. Health and Human Services letter to all COVID-19 manufacturers communicating that the FDA will take regulatory action on submissions and the Centers for Disease Control and Prevention will provide vaccination recommendations in the latter part of September 2023. Pending EUA and additional regulatory authorizations, we expect to commercialize our XBB COVID vaccine for the 2023 fall season providing access and accessibility to a protein-based choice within the market. Beyond COVID-19, our clinical pipeline includes seasonal influenza and CIC vaccines, in addition to our Matrix-M™ adjuvant being used for collaborations investigating the prevention of malaria.
The pipeline chart below summarizes the core clinical development programs that we are focusing on in the near-term.
(1) Authorized in select geographies under trade names Novavax COVID-19 Vaccine, Adjuvanted; Covovax™; and Nuvaxovid™.
(2) Ongoing Phase 3 strain change trial.
(3) R21/Matrix-M™ adjuvant malaria vaccine being commercialized by SIIPL.

Coronavirus Vaccine Clinical Development
We continue to evaluate vaccine effectiveness through ongoing and planned booster studies to support our planned requests for authorization to the FDA, WHO, and EMA for our XBB COVID vaccine for the upcoming 2023 fall season. We expect to leverage these studies to pursue additional regulatory authorizations of our COVID-19 vaccine for primary, re-vaccination, and pediatric indications globally.
Phase 3 Strain-Change Trial
In August 2023, we announced topline results from the Phase 3 Strain-Change Trial that achieved all three co-primary endpoints demonstrating immunologic superiority for the Omicron BA.5 variant of a bivalent prototype and Omicron BA.5 vaccine compared to our prototype vaccine (NVX-CoV2373). The study compared our prototype vaccine (NVX-CoV2373), to a monovalent Omicron BA.5 vaccine and a bivalent vaccine (prototype and Omicron BA.5) in 750 adults who had previously received three or more doses of mRNA vaccine. This study design was developed in consultation with regulatory agencies to support the upcoming strain-change EUA request to the FDA for our XBB COVID vaccine.
The data also showed that the monovalent Omicron BA.5 vaccine performed better with higher neutralization titers and seroresponse rates than the bivalent vaccine (prototype and Omicron BA.5), supporting the use of our XBB COVID vaccine for the 2023 fall vaccination season. These results show that our protein-based vaccine can be successfully adapted to new variant strains.
Phase 2b/3 Hummingbird™ Trial
In August 2023, we announced topline results from our Phase 2b/3 Hummingbird™ trial that met its primary endpoints in children aged 6 through 11 years confirming immunologic effectiveness. This ongoing trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of NVX-CoV2373, followed by a booster 6 months after the primary vaccination series. The trial includes three age de-escalation cohorts of 1,200 children each. The next cohort aged 2 through 5 years is fully enrolled, with topline results expected in the fourth quarter of 2023.
COVID-Influenza Combination and Stand-alone Influenza Program
In May 2023, we announced preliminary topline data from our Phase 2 trial for CIC, stand-alone influenza and high-dose COVID-19 vaccine candidates. All three vaccine candidates contain our Matrix-M™ adjuvant, showed preliminary robust immune responses, reassuring safety profiles, and reactogenicity that was comparable to the licensed influenza vaccine comparator arms. We intend to further explore our options to progress select candidates into late-stage development.
R21/Matrix-M™ Adjuvant Malaria Vaccine
Our partner-led malaria candidates present strong opportunities for future development. An ongoing Phase 3 clinical trial is being conducted for R21/Matrix-M™ adjuvant malaria vaccine, developed by our partner, the Jenner Institute, University of Oxford and manufactured by SIIPL, which is formulated with our Matrix-M™ adjuvant. In April 2023, the R21/Matrix-M™ adjuvant malaria vaccine received multiple authorizations including in Ghana and Nigeria as well as in July 2023 received authorization in Burkina Faso. We have an agreement with SIIPL related to its manufacture of R21/Matrix-M™ adjuvant malaria vaccine under which SIIPL purchases Matrix-M™ adjuvant, as well as pays royalties based on its vaccine sales.

Business Highlights
Second Quarter 2023 and Recent Highlights
During the second quarter, we continued to make progress on our three key priorities for 2023.

Priority #1: Deliver an Updated COVID Vaccine for the Upcoming 2023 Fall Vaccination Season

During the second quarter, we continued preparations to deliver our updated XBB COVID vaccine for the 2023 fall season. In most of our key target markets, including the U.S., the Novavax vaccine, if authorized, would be the only non-mRNA protein-based XBB COVID vaccine available.

•Continue to prepare to deliver our updated XBB COVID vaccine for the fall, consistent with recommendations from the FDA, EMA and WHO
◦Initiated filing in the U.S., with submissions in the European Union (“EU”) and Canada to follow in the coming weeks
◦Manufacturing ongoing at commercial scale to supply global markets
◦Fully deployed commercial teams across the U.S., EU and other select markets, with executed contracts to support market access

•Received first Full Marketing Authorization in the EU for Nuvaxovid™ as a primary series in individuals aged 12 and older and as a booster in adults aged 18 and older

•Initiated rolling submission of U.S. Biologics License Application (BLA) for full approval of the Novavax COVID-19 Vaccine, Adjuvanted for adults and adolescents aged 12 through 18

Priority #2: Reduce our Rate of Spend, Manage our Cash Flow and Evolve our Scale and Structure

We have made significant progress towards strengthening our financial position. We continued to deliver on our commitments to reduce our spend, address our one-time liabilities, and improve our cash flow, with the goal of building a solid financial foundation for long-term value creation.

•Reduced current liabilities by $323 million during the second quarter and by $864 million in the first half of 2023

•Reduced combined research and development and selling, general and administrative expenses to $313 million in the second quarter of 2023, compared to $398 million in the same period in 2022

•On track with our Restructuring Plan and reiterate target to reduce our annual combined research and development and selling, general and administrative expenses by approximately 20% to 25% in 2023 versus 2022, and by approximately 40% to 50% in 2024 versus 2022

•Executed amended Canada APA in June 2023, outlining an updated delivery schedule for Nuvaxovid™ and negotiated up to $350 million in 2023 payments

Priority #3: Leverage our Technology Platform, our Capabilities and our Portfolio of Assets to Drive Additional Value Beyond NuvaxovidTM Alone

We continued to leverage our pipeline and technology platform with the intent of delivering long-term growth and protecting global health.

•Based on the ongoing receipt and analysis of our Phase 2 safety and immunogenicity results for CIC, decision to make strategic stage gate investments in 2023 and 2024 to advance our co-formulated CIC vaccine candidate in preparation for late-stage development

•Continued to advance partnerships with Matrix-MTM adjuvant technology
◦In partnership with Oxford University and SIIPL, secured authorizations in Ghana, Nigeria and Burkina Faso for R21/Matrix-MTM malaria vaccine leveraging our Matrix-MTM adjuvant technology

•Announced partnership with Bill & Melinda Gates Medical Research Institute to provide our Matrix-MTM adjuvant for use in preclinical vaccine research

Sales of Common Stock
In June 2021, we entered into an At Market Issuance Sales Agreement (the "June 2021 Sales Agreement"), which allows us to issue and sell up to $500.0 million in gross proceeds of shares of its common stock. During the three and six months ended June 30, 2023, we sold 7.9 million shares of our common stock under our June 2021 Sales Agreement resulting in net proceeds of approximately $68 million, of which $6 million was included in prepaid expenses and other current assets as of June 30, 2023 and received in cash in July 2023. As of June 30, 2023, the remaining balance available under the June 2021 Sales Agreement was approximately $249 million.
During the six months ended June 30, 2022, we sold 2.2 million shares of our common stock resulting in net proceeds of approximately $179 million, under the June 2021 Sales Agreement.

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
Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	Change
Revenue (in thousands):
Product sales	$285,163	$55,455	$229,708
Grants	137,079	107,774	29,305
Royalties and other	2,184	22,696	(20,512)
Total revenue	$424,426	$185,925	$238,501
Revenue for the three months ended June 30, 2023 was $424.4 million as compared to $185.9 million for the same period in 2022, an increase of $238.5 million. Revenue for the three months ended June 30, 2023 and June 30, 2022 was primarily comprised of revenue from product sales of NVX-CoV2373 and services performed under our U.S. government agreement with Advanced Technology International (“USG Agreement”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed. The increase in revenue is primarily due to an increased quantity of dose sales of NVX-CoV2373 during the three months ended June 30, 2023 as compared to the same period in 2022.

Product sales
Product sales for the three months ended June 30, 2023 were $285.2 million as compared to $55.5 million during the three months ended June 30, 2022. Our product sales related to sales of NVX-CoV2373 under our APA agreements. The geographic distribution of product sales was as follows:

	Three Months Ended March 31,
	2023	2022	Change
North America	$—	$—	$—
Europe	1,518	—	1,518
Rest of the world	283,645	55,455	228,190
Total product sales revenue	$285,163	$55,455	$229,708
Grants
Grant revenue during the three months ended June 30, 2023 was $137.1 million as compared to $107.8 million during the same period in 2022, an increase of $29.3 million. Grant revenue for 2023 and 2022, comprised revenue for services performed under our USG Agreement. The increase was primarily due to increased support activities under the USG Agreement during the three months ended June 30, 2023.

Expenses

	Three Months Ended June 30,
	2023	2022	Change
Expenses (in thousands):
Cost of sales	$55,777	271,077	$(215,300)
Research and development	219,475	289,648	(70,173)
Selling, general, and administrative	93,717	108,160	(14,443)
Total expenses	$368,969	$668,885	$(299,916)
Cost of Sales
Cost of sales was $55.8 million for the three months ended June 30, 2023, including expenses of $19.8 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments and a credit of $17.9 million related to negotiated certain reductions to previously recognized firm purchase commitments. Cost of sales was $271.1 million for the three months ended June 30, 2022, including expense of $255.3 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at June 30, 2023, we had approximately $25.9 million of salable commercial inventory that was expensed prior to approval. We expect to utilize the majority of our reduced-cost inventory through 2023. If inventory sold for the three months ended June 30, 2023 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $71.7 million, an adjustment of $15.9 million as compared to cost of sales recognized. If inventory sold for the three months ended June 30, 2022 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $279.5 million, an adjustment of $8.4 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses were $219.5 million for the three months ended June 30, 2023 as compared to $289.6 million for the three months ended June 30, 2022, a decrease of $70.2 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including NVX-CoV2373 and XBB COVID vaccine, and CIC, as summarized in the table below (in thousands):

	Three Months Ended June 30,
	2023	2022
Coronavirus vaccines	$139,646	$201,015
Influenza vaccine	—	2,274
Other vaccine development programs	285	224
Total direct external research and development expense	139,931	203,513
Employee expenses	46,132	43,177
Stock-based compensation expense	9,946	19,695
Facility expenses	14,158	10,863
Other expenses	9,308	12,400
Total research and development expenses	$219,475	$289,648
Research and development expenses for coronavirus vaccines for the three months ended June 30, 2023 and 2022, decreased from $201.0 million to $139.6 million primarily as a result of a reduction in manufacturing and support costs under manufacturing supply agreements with Contract Manufacturing Organizations (“CMOs”) and contract manufacturing and development organizations (“CDMOs”), a reduction in clinical study costs and the commercialization of internal manufacturing capabilities, as offset by a benefit of $20.5 million and $87.2 million, respectively, related to previously accelerated manufacturing costs for leases that we determined were embedded in manufacturing supply agreements with CMOs and CDMOs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $93.7 million for the three months ended June 30, 2023 as compared to $108.2 million for the same period in 2022, a decrease of $14.4 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, partially offset by restructuring expenses of $11.5 million.
For the remainder of 2023, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan announced during the three months ended June 30, 2023.
Other Income (Expense)

	Three Months Ended June 30,
	2023	2022	Change
Other income (expense):
Interest expense	$(3,124)	$(6,234)	$3,110
Other income (expense)	5,532	(19,873)	25,405
Total other income (expense), net	$2,408	$(26,107)	$28,515
Total other income, net was $2.4 million for the three months ended June 30, 2023 as compared to a total other expense, net of $26.1 million for the same period in 2022. The increase in other income is due to the favorable impact of exchange rates on foreign currency denominated balances, including an intercompany loan with Novavax CZ.
Income Tax Expense
During the three months ended June 30, 2023 and 2022, we recognized an income tax benefit of $0.1 million and income tax expense $1.4 million, respectively, of income tax expense related to federal, state, and foreign income taxes.
Net Income (Loss)

	Three Months Ended June 30,
	2023	2022	Change
Net Income (Loss) (in thousands, except per share information):
Net income (loss)	$58,008	$(510,485)	$568,493
Net income (loss) per share, basic	$0.65	$(6.53)	$7.18
Net income (loss) per share, dilutive	$0.58	$(6.53)	$7.11
Weighted average shares outstanding, basic	89,362	78,143	11,219
Weighted average shares outstanding, dilutive	104,065	78,143	25,922
Net income for the three months ended June 30, 2023 was $58.0 million, or $0.65 per share, basic, as compared to net loss of $510.5 million, or $6.53 per share, basic, for the same period in 2022. The increase in income during the three months ended June 30, 2023, was primarily due to the increase in commercial sales of NVX-CoV2373 in the three months ended June 30, 2023 and by a decrease in excess, obsolete, or expired inventory and losses on firm purchase commitments, research and development, and selling, general and administrative expenses as a result of the implementation of our Restructuring Plan.
The increase in weighted average shares outstanding for the three months ended June 30, 2023 was primarily a result of the sale of common stock.

Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	Change
Revenue (in thousands):
Product sales	$277,706	$641,083	$(363,377)
Grants	224,458	207,075	17,383
Royalties and other	3,213	41,738	(38,525)
Total revenue	$505,377	$889,896	$(384,519)
Revenue for the six months ended June 30, 2023 was $505.4 million as compared to $889.9 million for the same period in 2022, a decrease of $384.5 million. Revenue for the six months ended June 30, 2023 was primarily comprised of revenue from product sales of NVX-CoV2373 and services performed under our USG Agreement. The decrease in revenue was primarily due to a decrease in quantity of doses sold of NVX-CoV2373 during the six months ended June 30, 2023 as compared to the same period in 2022.
Product sales
Product sales for the six months ended June 30, 2023 were $277.7 million as compared to $641.1 million during the six months ended June 30, 2022. Our product sales related to sales of NVX-CoV2373 under our APA agreements. The geographic distribution of product sales was as follows:

	Six Months Ended June 31,
	2023	2022	Change
North America	$—	$64,762	$(64,762)
Europe	58,785	413,745	(354,960)
Rest of the world	218,921	162,576	56,345
Total product sales revenue	$277,706	$641,083	$(363,377)
Grants
Grant revenue during the six months ended June 30, 2023 was $224.5 million as compared to $207.1 million during the same period in 2022, an increase of $17.4 million. Grant revenue for 2023 and 2022, comprised revenue for services performed under our USG Agreement. The increase was primarily due to increased clinical and development activities under the USG Agreement during the six months ended June 30, 2023.
Expenses

	Six Months Ended June 30,
	2023	2022	Change
Expenses (in thousands):
Cost of sales	$89,863	$286,281	$(196,418)
Research and development	466,576	673,131	(206,555)
Selling, general, and administrative	206,249	204,152	2,097
Total expenses	$762,688	$1,163,564	$(400,876)

Cost of Sales
Cost of sales was $89.9 million for the six months ended June 30, 2023, including expense of $40.0 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments and a credit of $18.8 million related to negotiated reductions to certain previously recognized firm purchase commitments. Cost of sales was $286.3 million for the six months ended June 30, 2022, including expense of $255.3 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving approval, we expensed manufacturing costs as research and development expenses. After receiving approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at June 30, 2023 we had approximately $25.9 million of commercial inventory that was expensed prior to approval. We expect to utilize the majority of our reduced-cost inventory through 2023. If inventory sold for the six months ended June 30, 2023 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $120.8 million, an adjustment of $30.9 million as compared to cost of sales recognized. If inventory sold for the three months ended June 30, 2022 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $439.5 million, an adjustment of $153.2 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $466.6 million for the six months ended June 30, 2023 from $673.1 million for the same period in 2022, a decrease of $206.6 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including NVX-CoV2373 and XBB COVID vaccine, and CIC, as summarized in the table below (in thousands):

	Six Months Ended June 30,
	2023	2022
Coronavirus vaccines	$279,869	$489,948
Influenza vaccine	1,476	3,570
Other vaccine development programs	557	1,027
Total direct external research and development expense	281,902	494,545
Employee expenses	99,545	86,919
Stock-based compensation expense	23,804	36,582
Facility expenses	33,561	24,072
Other expenses	27,764	31,013
Total research and development expenses	$466,576	$673,131
Research and development expenses for coronavirus vaccines for the six months ended June 30, 2023 and 2022, decreased from $489.9 million to $279.9 million primarily as a result of a reduction in manufacturing and support costs under manufacturing supply agreements with CMO and CDMO, a reduction in clinical study costs and the commercialization of internal manufacturing capabilities, as offset by a benefit of $32.2 million and $67.4 million, respectively, related to previously accelerated manufacturing costs for leases that we determined were embedded in manufacturing supply agreements with CMOs and CDMOs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $206.2 million for the six months ended June 30, 2023 from $204.2 million for the same period in 2022, an increase of $2.1 million. The increase in selling, general, and administrative expenses is primarily due to restructuring expenses, partially offset by cost containment measures to reduce our operating spend including a decrease in professional fees and marketing costs in support of our NVX-CoV2373 program.

Other Income (Expense)

	Six Months Ended June 30,
	2023	2022	Change
Other income (expense) (in thousands):
Interest expense	$(7,440)	$(11,110)	$3,670
Other income (expense)	29,894	(18,219)	48,113
Total other income (expense), net	$22,454	$(29,329)	$51,783
We had total other income, net of $22.5 million for the six months ended June 30, 2023 as compared to total other expense, net of $29.3 million for the same period in 2022. During the six months ended June 30, 2023, other income increased due to the favorable impact of exchange rates on foreign currency denominated balances, including an intercompany loan with Novavax CZ, and an increase in investment income due to higher interest rates. During the six months ended June 30, 2022, Other expense was primarily related to the unfavorable impact of foreign exchange rate differences on the intercompany loan with Novavax CZ.
Income Tax Expense
During the six months ended June 30, 2023 and 2022, we recognized $1.0 million and $4.1 million, respectively, of income tax expense related to federal and state income taxes and foreign withholding tax on royalties.
Net Loss

	Six Months Ended June 30,
	2023	2022	Change
Net Loss (in thousands, except per share information):
Net loss	$(235,897)	$(307,077)	$71,180
Net loss per share, basic and diluted	$(2.69)	$(3.97)	$1.28
Weighted average shares outstanding, basic and diluted	87,769	77,305	10,464
Net loss for the six months ended June 30, 2023 was $235.9 million, or $2.69 per share, as compared to $307.1 million, or $3.97 per share, for the same period in 2022. The decrease in net loss during the six months ended June 30, 2023 was primarily due to the decline in research and development expenses associated with NVX-CoV2373 and cost of sales, partially offset by reduced product sales revenue.
The increase in weighted average shares outstanding for the six months ended June 30, 2023 is primarily a result of sales of our common stock in 2023 and 2022.
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
We have entered into supply agreements, sometimes referred to as APAs, with Gavi, the Vaccine Alliance (“Gavi”); the European Commission (“EC”); and various countries globally. We also have grant and license agreements. As of June 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the license agreements, our advance purchase agreement with Gavi (the “Gavi APA”) and the reduction in doses related to the Amended and Restated UK Supply Agreement (as defined below), was approximately $2 billion, of which $907.4 million is included in Deferred revenue in our Consolidated balance sheet. Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under our APAs may require us to refund portions of upfront or other payments or result in reduced future payments, which could adversely impact our ability to realize revenue from our unsatisfied performance obligations. The timing to fulfill performance obligations related to grant agreements will depend on the results of our research and development activities, including clinical trials, and delivery of doses. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype NVX-CoV2373 vaccine under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of NVX-CoV2373. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones.
Pursuant to the Fujifilm Settlement Agreement, we are responsible for a Settlement Payment of up to $185.0 million to Fujifilm in connection with the cancellation of manufacturing activity at FDBT under the Fujifilm CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance is to be paid in four equal quarterly installments of $34.3 million each. We paid the first and second installment during the three and six months ended June 30, 2023, respectively, and the remaining balance of $68.6 million is reflected in Accrued expenses (see Note 4 to our consolidated financial statements in this Quarterly Report).
During April 2023, we made a payment of $27.0 million to Par Sterile Products, LLC (“Par”) under the Settlement Agreement and Release of Claims (see Note 15 to our consolidated financial statements in this Quarterly Report).
In addition, we continue to assess our manufacturing needs and modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, NVX-CoV2373, and in doing so recognize that significant costs may be incurred. We currently depend exclusively on SIIPL and SLS for co-formulation and filling, and PCI for finishing NVX-CoV2373 and any delays or disruptions in these suppliers’ operations could prevent or delay the delivery of customer orders.

We have an APA with the Commonwealth of Australia for the purchase of doses of NVX-CoV2373 (the “Australia APA”). In April 2023, we amended the Australia APA to reduce the number of doses to be delivered with a commensurate increase in the per-dose price, such that the total contract value of the Australia APA is maintained with doses to be delivered through 2024. In May 2023, we extended a credit for certain doses delivered in 2022 to Australia that qualified for replacement under the Australia APA. This credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot therefore was removed from the market. The credit will be applied against the future sale of doses to Australia. In July 2023, we amended the Australia APA to provide for replacement doses and to extend the delivery schedule through 2025.

We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of NVX-CoV2373 (the “Canada APA”). In April 2023, we amended the Canada APA to forfeit certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million received in the second quarter of 2023. In June 2023, we entered into an additional amendment (the “June 2023 Amendment”) to the Canada APA. Pursuant to the June 2023 Amendment, the parties revised the Canadian government’s previous commitment by (i) forfeiting certain doses of the NVX-CoV2373 previously scheduled for delivery, (ii) reducing the amount of doses of NVX-CoV2373 due for delivery, (iii) revising the delivery schedule for the remaining doses of NVX-CoV2373 to be delivered, and (iv) requiring use of the Biologics Manufacturing Centre (“BMC”) Inc. to produce bulk antigen for doses in 2024 and 2025. In connection with the forfeiture of doses of NVX-CoV2373, the Canadian government agreed to pay a total payment amount of $349.6 million to the Company in two equal installments in 2023, which total amount equals the remaining balance owed by the Canadian government with respect to such forfeited vaccine doses. The first installment was payable upon execution of the June 2023 Amendment and the second installment is contingent and payable upon our delivery of vaccine doses in the second half of 2023. The first installment of $174.8 million was received from the Canadian government in July 2023. If the Company fails to deliver COVID-19 vaccine doses to the Canadian government by the second half of 2023, the second installment of $174.8 million will be terminated and not be payable to the Company. The Canadian government may terminate the Canada APA, as amended, if we fail to achieve regulatory approval for use of BMC for NVX-CoV2373 production on or before December 31, 2024. The June 2023 Amendment maintained the total contract value of the original Canada APA.

Pursuant to the June 2023 Amendment, we and the Canadian government will endeavor to expand our previously agreed in-country commitment to Canada and to partner to provide health, economic, and future pandemic preparedness benefits to Canada, which value may be provided through a number of activities, including without limitation, capital investments, the performance of activities or services, or the provision of technology or intellectual property licenses. Further, the parties will endeavor to enter into a memorandum of understanding (the “MOU”) to illustrate our ability to deliver such benefits over a 15 year period with an aggregate value of not less than 100% of the amount remaining to be paid under the June 2023 Amendment and ultimately received by us. We agreed to hold $20.0 million in escrow for the benefit of the Canadian government, which amount is the sole recourse available to the Canadian government in the event of non-performance under the MOU.

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

Under the terms of the Gavi APA, we received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350.0 million in 2022 related to our achieving an emergency use license for NVX-CoV2373 by the WHO (the “Advance Payment Amount”). On November 18, 2022, we delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of NVX-CoV2373 from us as required by the Gavi APA. As of November 18, 2022, we had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of June 30, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in our consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. We filed our Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to our Counterclaims. The arbitration hearing is scheduled for July 2024, with a written decision to follow. Arbitration is inherently uncertain, and while we believe that we are entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that we will be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.

In February 2023, in connection with the execution of Modification 17 to the USG Agreement, the U.S. government indicated to us that the award may not be extended past its current period of performance. If the USG Agreement is not amended, as we had previously expected, then we may not receive all of the remaining $250.6 million in funding of June 30,

2023 we had previously anticipated pursuant to the USG Agreement. Modification 17 included provisions requiring that the payment of $60.0 million of consideration associated with manufacturing work now be contingent upon meeting certain milestones, including the delivery of up to 1.5 million doses of NVX-CoV2373 and development and regulatory milestones related to commercial readiness, expansion of the EUA and development of multiple vial presentations. As of June 30, 2023, we constrained $48.0 million of these contingent milestones related that we are eligible to recognize in the 2023 fall vaccination campaign.

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
As of June 30, 2023, we had $517.9 million in cash and cash equivalents and restricted cash as compared to $1.3 billion as of December 31, 2022.
We funded our operations for the six months ended June 30, 2023 primarily with cash and cash equivalents and revenue from product sales, together with revenue under the USG Agreement that support our NVX-CoV2373 vaccine development activities. In May 2023, we announced our plan to restructure our global footprint to reduce our planned expenditures. We anticipate our future operations to be funded primarily by revenue from product sales, revenue under our USG Agreement, our cash and cash equivalents, and other potential funding sources.
The following table summarizes cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(497,531)	$(259,413)	$(238,118)
Investing activities	(31,337)	(41,402)	10,065
Financing activities	(293,044)	164,524	(457,568)
Effect on exchange rate on cash, cash equivalents, and restricted cash	(8,992)	(4,453)	(4,539)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(830,904)	(140,744)	(690,160)
Cash, cash equivalents, and restricted cash at beginning of period	1,348,845	1,528,259	(179,414)
Cash, cash equivalents, and restricted cash at end of period	$517,941	$1,387,515	$(869,574)
Net cash used in operating activities was $497.5 million for the six months ended June 30, 2023, as compared to $259.4 million for the same period in 2022. The increase in cash used in operating activities is primarily due to a decrease in upfront payments received under our APAs, partially offset by the timing of payments to vendors.
Net cash used in investing activities was $31.3 million for the six months ended June 30, 2023, as compared to $41.4 million for the same period in 2022. The decrease in cash used in investing activities is primarily due to lower expenditure on equipment and leasehold improvements.
Net cash used in financing activities was $293.0 million for the six months ended June 30, 2023, as compared to net cash provided by finance activities of $164.5 million for the same period in 2022. The increase in cash used in financing activities is primarily due to the $325 million repayment of our 3.75% Convertible notes during 2023 and net proceeds of approximately $179 million from the sales of our common stock under our June 2021 Sales Agreement during 2022.
Going Concern
The accompanying unaudited consolidated financial statements in Part I, Item 1, “Consolidated Financial Statements” of this Quarterly Report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. At June 30, 2023, we had $517.9 million in cash and cash equivalents and restricted cash. During the six months ended June 30, 2023, we incurred a net loss of $235.9 million and had net cash flows used in operating activities of $497.5 million.

While our current cash flow forecast for the one-year going concern look forward period estimates that we have sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next twelve months, funding from the U.S. government, and a pending matter subject to arbitration proceedings. Our revenue projections depend on our ability to successfully develop, manufacture, distribute, or market an updated monovalent formulation of a vaccine candidate for COVID-19 for the fall 2023 COVID vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory authorization, ability to timely deliver doses and commercial adoption and market acceptance. Further, failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements may require the Company to refund portions of upfront and other payments or result in reduced future payments. In February 2023, in connection with the execution of Modification 17 to the USG Agreement, the U.S. government indicated to us that the award may not be extended past its current period of performance, which may result in us not receiving all of the remaining $250.6 million in funding as of June 30, 2023 we had previously anticipated. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by us of the Gavi APA. The outcome of that arbitration is inherently uncertain, and it is possible we could be required to refund all or a portion of the remaining Advance payment Amount of $696.4 million as of June 30, 2023. See Note 3 and Note 15 to our unaudited consolidated financial statements in Part I, Item 1, “Consolidated Financial Statements” of this Quarterly Report for additional information related to the arbitration with Gavi. Management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

In accordance with Accounting Standards Codification 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. In May 2023, we announced our Restructuring Plan which includes a more focused investment in our NVX-CoV2373 program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities, and infrastructure. The workforce reduction plan included an approximately 25% reduction in the Company’s global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. We have decided to progress CIC toward late-stage development and, as such, we are assessing the impact on our workforce requirements and ability to meet our future needs. We incurred one time restructuring expenses of $14.7 million during the three months ended June 30, 2023. See Note 16 to our unaudited consolidated financial statements in Part I for more details on restructuring. We expect the full annual impact of the cost savings to be realized in 2024 and approximately half of the annual impact to be realized in 2023 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which we operate.

Our ability to fund our operations is dependent upon revenue related to vaccine sales for our products and product candidates, if such product candidates receive marketing approval and are successfully commercialized, and in particular the 2023 Fall vaccination campaign, which is inherently uncertain and subject to a number of risks, including regulatory authorization, ability to timely deliver doses and commercial adoption and market acceptance; the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved; and management’s plans, which include completing cost reductions associated with our global restructuring and cost reduction plan. Our plans may include raising additional capital through a combination of equity and debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of NVX-CoV2373 and our other vaccine candidates, including an influenza vaccine candidate, CIC vaccine candidate, or a COVID-19 variant strain-containing monovalent formulation, remains uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $20 million as of June 30, 2023.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture NVX-CoV2373 on a commercial scale and to secure the NVX-CoV2373’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses.
After the Sinnathurai Action was filed, eight derivative lawsuits were filed: (i) Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), (ii) Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), (iii) William Kirst, et al. v. Stanley C. Erck, et al., No. C-15-CV-21-000618 (the “Kirst Action”), (iv) Amy Snyder v. Stanley C. Erck, et al., No. 8:22-cv-01415-TDC (the “Snyder Action”), (v) Charles R. Blackburn, et al. v. Stanley C. Erck, et al., No. 1:22-cv-01417-TDC (the “Blackburn Action”), (vi) Diego J. Mesa v. Stanley C. Erck, et al., No. 2022-0770-NAC (the “Mesa Action”), (vii) Sean Acosta v. Stanley C. Erck, et al., No. 2022-1133-NAC (the “Acosta Action”), and (viii) Jared Needelman v. Stanley C. Erck, et al., No. C-15-CV-23-001550 (the “Needelman Action”). The Meyer, Yung, Snyder, and Blackburn Actions were filed in the Maryland Court. The Kirst Action was filed in the Circuit Court for Montgomery County, Maryland, and shortly thereafter removed to the Maryland Court by the defendants. The Needleman Action was also filed in the Circuit Court for Montgomery County, Maryland. The Mesa and Acosta Actions were filed in the Delaware Court of Chancery (the “Delaware Court”). The derivative lawsuits name members of the Company’s board of directors and certain members of senior management as defendants. The Company is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees.
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023.
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

On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the Delaware Court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. On January 9, 2023, following the ruling on the motion to dismiss the Sinnathurai Action, the Delaware Court entered an order granting the Mesa Action parties’ request to set a briefing schedule in connection with a motion to stay by defendants. On February 28, 2023, the court granted the defendants’ motion and stayed the Mesa Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action.
On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta Action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On June 28, 2023 the Company, along with representatives from its insurance carriers, met with the plaintiffs and the plaintiffs of the Sinnathurai Action in mediation to engage in potential settlement discussions. The parties continue to discuss whether an amicable resolution is possible.
On April 17, 2023, the Needelman Action was filed. On July 12, 2023, the parties filed a stipulation and proposed order to stay the Needelman Action pending the Maryland Court’s decision on the motion to dismiss in the Second Consolidated Derivative Action. The financial impact of this claim, as well as the claims discussed above, is not estimable.
On February 26, 2021, a Company stockholder named Thomas Golubinski filed a derivative complaint against members of the Company’s board of directors and members of senior management in the Delaware Court, captioned Thomas Golubinski v. Richard H. Douglas, et al., No. 2021-0172-JRS. The Company is deemed a nominal defendant. Golubinski challenged equity awards made in April 2020 and in June 2020 on the ground that they were “spring-loaded,” that is, made at a time when such board members or members of senior management allegedly possessed undisclosed positive material information concerning the Company. The complaint asserted claims for breach of fiduciary duty, waste, and unjust enrichment. The plaintiff sought an award of damages to the Company, an order rescinding both awards or requiring disgorgement, and an award of attorneys’ fees incurred in connection with the litigation. On May 10, 2021, the defendants moved to dismiss the complaint in its entirety. On June 17, 2021, the Company’s stockholders voted FOR ratification of the April 2020 awards and ratification of the June 2020 awards. Details of the ratification proposals are set forth in the Company’s Definitive Proxy Statement filed on May 3, 2021. The results of the vote were disclosed in the Company’s Current Report on Form 8-K filed on June 24, 2021. Thereafter, the plaintiff stipulated that, as a result of the outcome of the June 17, 2021 vote, the plaintiff no longer intends to pursue the lawsuit or any claim arising from the April 2020 and June 2020 awards. On August 23, 2021, the plaintiff filed a motion seeking an award of attorneys’ fees and expenses, to which the defendants filed an opposition. On October 18, 2022, the Delaware Court denied the plaintiff’s fee application in its entirety. Under a prior Delaware Court order, the case was automatically dismissed with prejudice upon denial of the plaintiff’s fee application. On November 14, 2022, Golubinski filed a Notice of Appeal in the Supreme Court of the State of Delaware. The plaintiff / appellant filed his opening appellate brief on December 30, 2022. The Company filed its responsive brief on January 30, 2023 and the appellant filed his reply brief on February 14, 2023. On June 8, 2023, the Supreme Court affirmed the Court of Chancery’s denial of the plaintiff’s fee application. The case was closed on June 26, 2023.
On March 29, 2022, Par Sterile Products, LLC (“Par”) submitted a demand for arbitration against the Company with the American Arbitration Association, alleging that the Company breached certain provisions of the Manufacturing and Services Agreement (the “Par MSA”) that the Company entered into with Par in September 2020 to provide fill-finish manufacturing services for NVX-CoV2373. On April 4, 2023 the parties entered into a Settlement Agreement and Release of Claims pursuant to which Novavax agreed to pay $27.0 million to Par, which was fully accrued for as of March 31, 2023. Novavax characterized the payment as a $15.0 million termination fee and a $12.0 million settlement payment. Because Par and its parent company, Endo International plc, are parties to Chapter 11 bankruptcy proceedings, the Settlement Agreement and Release of Claims and the payment due thereunder required, and subsequently received, approval from the bankruptcy court. The Company has made the payment required by the Settlement Agreement and Release of Claims, and the arbitration was dismissed with prejudice following a joint motion by Par and Novavax on August 1, 2023.

On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of NVX-CoV2373 from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of June 30, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. The arbitration hearing is scheduled for July 2024, with a written decision to follow. Arbitration is inherently uncertain, and while we believe that we are entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that we could be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, which was filed with the SEC on May 9, 2023. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, for the fiscal year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 other than as described below.

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

Our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. At June 30, 2023, we had $517.9 million in cash and cash equivalents and restricted cash. During the six months ended June 30, 2023, we incurred a net loss of $235.9 million and had net cash flows used in operating activities of $497.5 million.

While our current cash flow forecast for the one-year going concern look forward period estimates that we have sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to the following:

• Revenue: The Company’s revenue projections depend on its ability to successfully develop, manufacture, distribute and market an updated monovalent formulation of a vaccine candidate for COVID-19 for the fall 2023 COVID vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory authorization, ability to timely deliver doses and commercial adoption and market acceptance. Further, failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements may require the Company to refund portions of upfront and other payments or result in reduced future payments.

• Funding from the U.S. Government: Our USG Agreement will expire by its terms in December 2023. We had anticipated that the U.S. government would extend the USG Agreement until the full $1.8 billion authorized amount had been realized. In February 2023, in connection with the execution of Modification 17 to the USG Agreement, the U.S. government indicated to us that the award may not be extended past its current period of performance. If the USG Agreement is not amended, as we had previously expected, then we may not receive all of the remaining $250.6 million in funding as of June 30, 2023 we had previously anticipated pursuant to the USG Agreement.

• Pending Arbitration: On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by us of the Gavi APA. The outcome of that arbitration is inherently uncertain, and it is possible we could be required to refund all or a portion of the remaining advance payments of $696.4 million. See Note 3 and Note 15 to our consolidated financial statements in Part I, Item 1, “Financial Information” of this Quarterly Report on Form 10-Q for additional information related to the arbitration with Gavi.

Management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

Our ability to fund Company operations is dependent upon revenue related to vaccine sales for our products and product candidates, if such product candidates receive marketing authorization and are successfully commercialized; the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved; and management’s plans, which include cost reductions associated with the restructuring of our global footprint. Management’s plans may also include raising additional capital through a combination of equity and debt financing, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. In May 2023, we announced a global restructuring and cost reduction plan. This plan includes a more focused investment in our COVID-19 vaccine program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities and infrastructure. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of our COVID-19 vaccine and our other vaccine candidates, including an influenza vaccine candidate, CIC vaccine candidate, or a COVID-19 variant strain-containing monovalent formulation, remains uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

Risks Related to Regulatory and Compliance Matters

If we are unable to effectively pursue the manufacture, clinical testing, regulatory authorization, and export of our XBB COVID vaccine, or COVID vaccines against future strain changes, we may encounter delays or challenges in commercially distributing these vaccines as well as gaining market acceptance for them.

Regulatory authorities globally, including the U.S. FDA, have recommended that manufacturers update their COVID vaccines with a monovalent XBB.1.5 strain for the fall 2023 COVID vaccine season and subsequent vaccination. We continue to pursue the manufacture, clinical testing, regulatory authorization, and distribution of our XBB COVID vaccine, with a goal of making it commercially available for the fall 2023 COVID vaccine season. We intend to submit applications for authorization of the XBB COVID vaccine to several regulatory authorities. We expect that regulatory authorities will continue to monitor and assess SARS-CoV-2 evolution and recommend that manufacturers make corresponding updates to the composition of their COVID vaccines at least annually.

Inherent to this evolving approach to manufacturing new strains of COVID vaccines, including our development of our XBB COVID vaccine, we may encounter regulatory authorization, manufacturing, and distribution challenges, including export challenges. In doing so, we expect to seek alignment and acceptance by regulatory authorities that would allow us to use manufacturing and analytical testing methods employed in earlier COVID vaccine production and commercialization efforts, that support an accurate characterization profile (including purity, potency, stability and like standards) of the relevant XBB COVID vaccine. For the imminent fall 2023 COVID vaccine campaign, as well as subsequent campaigns in the future, our inability to overcome product development challenges and gaining regulatory authority alignment may adversely affect our ability to obtain licensure of our XBB COVID vaccine or future COVID vaccines at all, or in a timely manner.

Regarding future COVID vaccine development, including with our XBB COVID vaccine, we may fail to receive authorization by regulatory authorities if we are unable to generate sufficient batch analysis data to demonstrate batch-to-batch consistency at commercial scale, if the data generated from our incremental research and development program do not support continued effectiveness of the vaccine to protect individuals against the then-relevant variant of SARS-CoV-2 because the vaccine does not induce an adequate level of neutralization titers against such variant, or if the product otherwise exhibits an unacceptable safety profile, rendering the benefit/risk balance unfavorable. Moreover, the new vaccine lots may not be accepted for distribution if required batch-release testing undertaken by officially designated laboratories does not show that such vaccine is of acceptable quality.

We were unable to accomplish the timely validation of the single-dose vial presentation we had intended to use with the XBB COVID vaccine in the U.S. As a result, if we obtain EUA from the FDA for this vaccine, we expect to offer the product only in a five dose vial presentation for the fall 2023 vaccination season, which may adversely impact market acceptance, rate of product returns, or require higher price concessions in the U.S.

Because the finished product is manufactured by SIIPL in India, timely authorization is needed from the Drugs Controller General of India (“DCGI”), the drug licensing body in India, to export the XBB COVID vaccine to the respective markets where regulatory review of the product application is pending.If we are unable to receive this timely DCGI authorization, we may be unable to commercially distribute our XBB COVID vaccine in a timely manner for the fall 2023 season.

If we are unable to effectively manufacture our COVID vaccines in sufficient quantities, at sufficient yields, or are unable to obtain regulatory approvals for a manufacturing facility for our COVID vaccines, we may experience delays or an adverse impact on product development, clinical trials, regulatory approvals, and commercial distribution.

We are continuing to pursue the manufacture, distribution and clinical testing of our COVID vaccine (both our Protoype COVID vaccine and our XBB COVID vaccine) for commercialization. Completion of our clinical trials and commercialization of our COVID vaccine and our other vaccine candidates requires access to, or development of, facilities to effectively manufacture our COVID vaccine and our other vaccine candidates at sufficient yields and at commercial scale. We have limited experience manufacturing any of our vaccine candidates in the volumes necessary to support commercial sales. While we have increased our global manufacturing capacity for our COVID vaccine, our efforts to establish and maintain manufacturing capabilities may not meet expectations as to timing, scale-up, reproducibility, yields, purity, cost, potency or quality. We are highly dependent on third-party organizations to conduct a significant amount of our vaccine manufacturing activities. We do not have sufficient internal manufacturing infrastructure to support global commercialization of our COVID vaccine and we have entered into third-party agreements for the components, as well as for commercial fill-finish manufacturing, for our COVID vaccine. For the fall 2023 manufacturing campaign, the antigen component of our COVID vaccine is being manufactured at SIIPL in India, and the Matrix-M™ adjuvant component of our COVID vaccine is currently being manufactured at Novavax AB and AGC Biologics in Europe. Challenges in manufacturing either the antigen component or the adjuvant, or issues in later manufacturing stages, could compromise production of our COVID vaccine. Additionally, we currently depend exclusively on SIIPL and SLS for co-formulation, filling and finishing (other than in Europe) and PCI for finishing our COVID vaccine in Europe, and any delays or disruptions in these suppliers’ operations could prevent or delay the delivery of customer orders.

Additionally, to ensure adequate inventory supply and manage our operations, we forecast anticipated manufacturing requirements and customer demand to predict inventory needs and place orders with our third-party manufacturers based on such predictions. Our ability to accurately forecast demand for our COVID vaccine could be negatively affected by many factors, including challenges in managing our commercial strategy, unanticipated changes in general market conditions or regulatory matters, and market demand for variant-specific COVID vaccines, among others. If we underestimate our third-party manufacturing requirements, we may not be able to timely meet obligations under our customer supply agreements. Conversely, if we overestimate our third-party manufacturing requirements, we may end up with inventory levels in excess of customer demand that result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs, or we may need to cancel previously forecasted batches of product from our third-party manufacturers, which may result in material cancellation fees. In September 2022, for example, we entered into a Confidential Settlement Agreement and Release with FUJIFILM under which we are responsible for up to $185 million to FUJIFILM in connection with the termination of manufacturing activity. In December 2022, we agreed to approximately $95 million in fees owed to AGC Biologics in connection with the cancellation of batches in 2022. If we are unable to accurately forecast demand for our COVID vaccine and the required services from third-party manufacturers, our results of operations could be materially harmed.

Manufacturing our COVID vaccine involves a complicated process with which we have limited experience. If we and our third-party manufacturers are unable to manufacture our COVID vaccine in clinical quantities or in commercial quantities and at sufficient yields and at required specifications, then clinical trials and commercialization will be delayed, and we will need to identify and reach supply arrangements with additional third parties. Third-party manufacturers also must receive FDA or equivalent foreign regulatory body approval before they can produce clinical material or commercial product which could cause delays and alter our production schedule. Our COVID vaccines are in competition with other products for access to these third-party facilities and may be subject to delays in manufacture if third parties prioritize other products. We may not be able to enter into any necessary additional third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays.

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
•and capital funding.

Delays or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 5.    Other Information
During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1*±	Modification No. 18 to Undefinitized Project Agreement No. 1, dated May 25, 2023, between the Company and Advanced Technology International

10.2*±
Amendment No. 1 to Advanced Purchase Agreement, effective as of January 26, 2022, between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services

10.3*±
Amendment No. 2 to Advanced Purchase Agreement, effective as of October 18, 2022, between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services

10.4*±
Amendment No. 3 to Advanced Purchase Agreement, effective as of April 25, 2023, between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services

10.5*±
Amendment No. 4 to Advanced Purchase Agreement, effective as of June 30, 2023, between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services

10.6*±	Amendment No. 2 to Advanced Purchase Agreement, dated as of April 6, 2022, between the Company and the Commonwealth of Australia as Represented by the Department of Health

10.7*±	Amendment No. 3 to Advanced Purchase Agreement, dated as of April 5, 2023, between the Company and the Commonwealth of Australia as Represented by the Department of Health

10.8*±	Amendment No. 4 to Advanced Purchase Agreement, dated as of July 5, 2023, between the Company and the Commonwealth of Australia as Represented by the Department of Health

10.9*†	Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) granted under the Company’s Amended and Restated 2015 Stock Incentive Plan

10.10*†	Form of Global Non-Statutory Stock Option Award Agreement granted under the Company’s Amended and Restated 2015 Stock Incentive Plan

10.11*†	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) granted under the Company’s Amended and Restated 2015 Stock Incentive Plan

10.12*†	Form of Global Restricted Stock Unit Award Agreement granted under the Company’s Amended and Restated 2015 Stock Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended June 30, 2023 and 2022, (iii) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three- and six-month periods ended June 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________
*Filed or furnished herewith.
±    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
† Management contracts, compensatory plans, or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 8, 2023	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)