Form 10-Q
period 2023-09-30
NOVAVAX INC
filed 2023-11-09
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 118,790,222 as of October 31, 2023.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022	2
	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	43
PART II. OTHER INFORMATION		43
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	47
Item 5	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product sales	$2,231	$626,091	$279,937	$1,267,174
Grants	164,922	106,273	389,380	313,348
Royalties and other	19,833	2,213	23,046	43,951
Total revenue	186,986	734,577	692,363	1,624,473

Expenses:
Cost of sales	98,929	434,593	188,792	720,874
Research and development	106,229	304,297	572,805	977,428
Selling, general, and administrative	107,460	122,876	313,709	327,028
Total expenses	312,618	861,766	1,075,306	2,025,330
Loss from operations	(125,632)	(127,189)	(382,943)	(400,857)
Other income (expense):
Interest expense	(2,859)	(4,169)	(10,299)	(15,279)
Other income (expense)	(2,982)	(34,783)	26,912	(53,002)
Loss before income taxes	(131,473)	(166,141)	(366,330)	(469,138)
Income tax expense (benefit)	(697)	2,472	343	6,552
Net loss	$(130,776)	$(168,613)	$(366,673)	$(475,690)

Net loss per share:
Basic and diluted	$(1.26)	$(2.15)	$(3.94)	$(6.13)
Weighted average number of common shares outstanding
Basic and diluted	103,429	78,274	93,046	77,631
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(130,776)	$(168,613)	$(366,673)	$(475,690)
Other comprehensive loss:
Foreign currency translation adjustment	(3,686)	(12,924)	(5,486)	(22,441)
Other comprehensive loss	(3,686)	(12,924)	(5,486)	(22,441)
Comprehensive loss	$(134,462)	$(181,537)	$(372,159)	$(498,131)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$651,104	$1,336,883
Restricted cash	10,393	10,303
Accounts receivable	123,657	82,375
Inventory	69,592	36,683
Prepaid expenses and other current assets	152,018	237,147
Total current assets	1,006,764	1,703,391
Property and equipment, net	300,982	294,247
Right of use asset, net	190,741	106,241
Goodwill	123,780	126,331
Other non-current assets	34,890	28,469
Total assets	$1,657,157	$2,258,679
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$101,914	$216,517
Accrued expenses	311,201	591,158
Deferred revenue	192,187	370,137
Current portion of finance lease liabilities	1,332	27,196
Convertible notes payable	—	324,881
Other current liabilities	861,956	930,055
Total current liabilities	1,468,590	2,459,944
Deferred revenue	608,842	179,414
Convertible notes payable	167,621	166,466
Non-current finance lease liabilities	53,158	31,238
Other non-current liabilities	37,296	55,695
Total liabilities	2,335,507	2,892,757

Commitments and contingencies (Note 14)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2023 and December 31, 2022; 119,641,667 shares issued and 118,730,398 shares outstanding at September 30, 2023 and 86,806,554 shares issued and 86,039,923 shares outstanding at December 31, 2022	1,196	868
Additional paid-in capital	4,066,585	3,737,979
Accumulated deficit	(4,642,562)	(4,275,889)
Treasury stock, cost basis, 911,269 shares at September 30, 2023 and 766,631 shares at December 31, 2022	(91,706)	(90,659)
Accumulated other comprehensive loss	(11,863)	(6,377)
Total stockholders’ deficit	(678,350)	(634,078)
Total liabilities and stockholders’ deficit	$1,657,157	$2,258,679
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Three and Nine Ended September 30, 2023 and 2022
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at June 30, 2023	95,183,750	$952	$3,855,916	$(4,511,786)	$(91,424)	$(8,177)	$(754,519)
Stock-based compensation	—	—	21,254	—	—	—	21,254
Stock issued under incentive programs	176,329	2	634	—	(282)	—	354
Issuance of common stock, net of issuance costs $3,063	24,281,588	242	188,781	—	—	—	189,023
Foreign currency translation adjustment	—	—	—	—	—	(3,686)	(3,686)
Net loss	—	—	—	(130,776)	—	—	(130,776)
Balance at September 30, 2023	119,641,667	$1,196	$4,066,585	$(4,642,562)	$(91,706)	$(11,863)	$(678,350)

Balance at June 30, 2022	78,776,234	$788	$3,604,614	$(3,925,027)	$(86,455)	$(10,870)	$(416,950)
Stock-based compensation	—	—	33,386	—	—	—	33,386
Stock issued under incentive programs	428,275	4	2,597	—	(3,485)	—	(884)
Foreign currency translation adjustment	—	—	—	—	—	(12,924)	(12,924)
Net loss	—	—	—	(168,613)	—	—	(168,613)
Balance at September 30, 2022	79,204,509	$792	$3,640,597	$(4,093,640)	$(89,940)	$(23,794)	$(565,985)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2022	86,806,554	$868	$3,737,979	$(4,275,889)	$(90,659)	$(6,377)	$(634,078)
Stock-based compensation	—	—	70,193	—	—	—	70,193
Stock issued under incentive programs	605,571	6	1,740	—	(1,047)	—	699
Issuance of common stock, net of issuance costs of $3,924	32,229,542	322	256,673	—	—	—	256,995
Foreign currency translation adjustment	—	—	—	—	—	(5,486)	(5,486)
Net loss	—	—	—	(366,673)	—	—	(366,673)
Balance at September 30, 2023	119,641,667	$1,196	$4,066,585	$(4,642,562)	$(91,706)	$(11,863)	$(678,350)

Balance at December 31, 2021	76,433,151	$764	$3,351,967	$(3,617,950)	$(85,101)	$(1,353)	$(351,673)
Stock-based compensation	—	—	104,367	—	—	—	104,367
Stock issued under incentive programs	573,960	6	4,900	—	(4,839)	—	67
Issuance of common stock, net of issuance costs of $2,311	2,197,398	22	179,363	—	—	—	179,385
Foreign currency translation adjustment	—	—	—	—	—	(22,441)	(22,441)
Net loss	—	—	—	(475,690)	—	—	(475,690)
Balance at September 30, 2022	79,204,509	$792	$3,640,597	$(4,093,640)	$(89,940)	$(23,794)	$(565,985)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(366,673)	$(475,690)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	30,431	21,832
Non-cash stock-based compensation	69,699	102,525
Provision for excess and obsolete inventory	49,533	358,075
Impairment of long-lived assets	10,081	—
Right-of-use assets expensed, net of credits received	—	40,187
Other items, net	(3,015)	(25,059)
Changes in operating assets and liabilities:
Inventory	(82,542)	(426,466)
Accounts receivable, prepaid expenses, and other assets	(34,418)	171,325
Accounts payable, accrued expenses, and other liabilities	(349,261)	90,418
Deferred revenue	138,979	(155,268)
Net cash used in operating activities	(537,186)	(298,121)

Investing Activities:
Capital expenditures	(44,932)	(66,033)
Internal-use software	(4,796)	(4,888)
Net cash used in investing activities	(49,728)	(70,921)

Financing Activities:
Net proceeds from sales of common stock	256,995	179,385
Net proceeds from the exercise of stock-based awards	699	67
Finance lease payments	(25,026)	(45,904)
Repayment of 2023 Convertible notes	(325,000)	—
Payments of costs related to issuance of 2027 Convertible notes	(3,591)	—
Net cash provided by (used in) financing activities	(95,923)	133,548
Effect of exchange rate on cash, cash equivalents, and restricted cash	355	257
Net decrease in cash, cash equivalents, and restricted cash	(682,482)	(235,237)
Cash, cash equivalents, and restricted cash at beginning of period	1,348,845	1,528,259
Cash, cash equivalents, and restricted cash at end of period	$666,363	$1,293,022

Supplemental disclosure of non-cash activities:
Right-of-use assets from new lease agreements	$96,492	$118,262
Capital expenditures included in accounts payable and accrued expenses	$2,394	$11,984
Internal-use software included in accounts payable and accrued expenses	$167	$—

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$11,751	$17,260
Cash paid for income taxes	$128	$17,843

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
Note 1 – Organization and Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a biotechnology company that promotes improved health by discovering, developing, and commercializing innovative vaccines to prevent serious infectious diseases. Novavax offers a differentiated vaccine platform that combines a recombinant protein approach, innovative nanoparticle technology and patented Matrix-M™ adjuvant to enhance the immune response. Novavax currently has one commercial program, for vaccines to prevent COVID-19, which includes Nuvaxovid prototype COVID-19 vaccine ("NVX-CoV2373,” or “prototype vaccine”) and Nuvaxovid updated COVID-19 vaccine (“NVX-CoV2601,” or “updated vaccine”) (collectively, “COVID-19 Program,” or “COVID-19 Vaccine”). Local authorities have also specified nomenclature for the prototype and updated vaccines within their labeling (“Novavax COVID-19 Vaccine, Adjuvanted” and “Novavax COVID-19, Adjuvanted (2023-2024 Formula), respectively, for the U.S.). The Company’s partner, Serum Institute of India Pvt. Ltd. (“SIIPL”), markets NVX-CoV2373 as “Covovax™.”
Beginning in 2022, the Company received approval, interim authorization, provisional approval, conditional marketing authorization, and emergency use authorization (“EUA”) from multiple regulatory authorities globally for its prototype vaccine for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications in select territories. In October 2023, the U.S. Food and Drug Administration (“U.S. FDA”) amended the EUA for its prototype vaccine to include its updated vaccine. The amended EUA authorizes use of the Company’s updated vaccine in individuals 12 years and older. In October 2023, the European Commission (“EC”) granted approval for the Company’s updated vaccine for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals aged 12 and older. The Company exclusively depends on its supply agreement with SIIPL and its subsidiary, Serum Life Sciences Limited (“SLS”), for co-formulation, filling and finishing (other than in Europe) and on its service agreement with PCI Pharma Services for finishing in Europe. The Company plans to rely on these arrangements to supply its updated vaccine during the 2023-2024 vaccination season and subsequently (see Note 4).
Novavax is advancing development of other vaccine candidates, including its influenza vaccine candidate, its COVID19-Influenza Combination (“CIC”) vaccine candidate and additional vaccine candidates. The Company’s COVID-19 Program and its other vaccine candidates incorporate the Company’s proprietary Matrix-M™ adjuvant to enhance the immune response and stimulate higher levels of functional antibodies and induce a cellular immune response.

Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ deficit, and cash flows for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Accumulated other comprehensive loss included a foreign currency translation loss of $11.9 million and $6.4 million at September 30, 2023 and December 31, 2022, respectively. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were a $12.2 million loss and a $3.9 million gain, and a $38.6 million loss and $59.6 million loss for the three and nine months ended September 30, 2023 and 2022, respectively, which are reflected in Other income (expense).

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
Liquidity and Going Concern
The accompanying unaudited consolidated financial statements have been prepared assuming, subject to the disclosures herein, that the Company will continue as a going concern within one year after the date that the financial statements are issued. In addition, as of September 30, 2023, the Company had $666.4 million in cash and cash equivalents and restricted cash. Pursuant to the June 2023 Amendment to the advance purchase agreement between the Company and the Canadian government (the “Canada APA”), the Company expects to receive the second installment of $174.8 million from the Canadian government that is contingent and payable upon the Company’s delivery of vaccine doses in the fourth quarter of 2023 (see Note 3). During the nine months ended September 30, 2023, the Company incurred a net loss of $366.7 million and had net cash flows used in operating activities of $537.2 million.
In accordance with Accounting Standards Codification 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. While the Company’s current cash flow forecast for the one-year going concern look forward period estimates that there will be sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next 12 months, the Company’s ability to execute on certain cost-cutting initiatives and a pending matter subject to arbitration proceedings. The Company’s revenue projections depend on its ability to successfully manufacture, distribute and market its updated vaccine for the 2023-2024 vaccination season, which is inherently uncertain and subject to a number of risks, including the Company’s ability to obtain regulatory authorizations, the incidence of COVID-19 during the 2023-2024 vaccination season, the Company’s ability to timely deliver doses and achieve commercial adoption and market acceptance of its updated vaccine.
Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements (“APAs”) may require the Company to refund portions of upfront and other payments or result in reduced future payments which would adversely affect the Company’s ability to continue as a going concern. For example, if the Company fails to deliver its updated vaccine doses to the Canadian government in the fourth quarter of 2023, the second installment payment of $174.8 million will be terminated and not be payable to the Company. In addition, the Canadian government may terminate the Canada APA if the Company fails to achieve regulatory approval for use of the Biologics Manufacturing Centre, Inc. (“BMC”) for COVID-19 Vaccine production on or before December 31, 2024. Also, if the Company does not timely achieve supportive recommendations from the Joint Committee on Vaccination and Immunisation (the “JCVI”) of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”) with respect to use of its COVID-19 Program for (a) the general adult population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or (b) the general adolescent population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or as a primary series SARS-CoV-2 vaccination, excluding where that recommendation relates only to one or more population groups comprising less than one million members in the United Kingdom, then the Company would be required to repay up to $112.5 million related to the upfront payment previously received from the Authority under the SARS-CoV-2 Vaccine Supply Agreement, dated October 22, 2020, between the Company and the Authority. On January 24, 2023, Gavi, the Vaccine Alliance (“Gavi”) filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by the Company of the Company’s APA with Gavi (the “Gavi APA”). The arbitration hearing is scheduled for July 2024, with a written decision to follow. The outcome of that arbitration is inherently uncertain, and it is possible the Company could be required to refund all or a portion of the remaining advance payments of $696.4 million as of September 30, 2023 (see Note 3 and Note 14).
Management believes that, given the significance of these uncertainties, substantial doubt exists regarding the Company’s ability to continue as a going concern through one year from the date that these financial statements are issued.

In May 2023, the Company announced a global restructuring and cost reduction plan (the “Restructuring Plan”), which includes a more focused investment in its COVID-19 Program, reduction to its pipeline spending, the continued rationalization of its manufacturing network, a reduction to the Company’s global workforce, as well as the consolidation of facilities, and infrastructure. The workforce reduction plan included an approximately 25% reduction in the Company’s global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. The Company has decided to progress its CIC vaccine candidate toward late-stage development and, as such, is assessing the impact on its workforce requirements. The Company expects the full annual impact of the cost savings from the Restructuring Plan to be realized in 2024 and approximately half of the annual impact to be realized in 2023 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which the Company operates. During the nine months ended September 30, 2023, the Company recorded a charge of $4.5 million related to one-time employee severance and benefit costs and recorded an impairment charge of $10.1 million related to the consolidation of facilities and infrastructure (see Note 15).
The Company’s ability to fund Company operations is dependent upon revenue related to vaccine sales for its products and product candidates, if such product candidates receive marketing approval and are successfully commercialized, and in particular the 2023-2024 vaccination season, which is inherently uncertain and subject to a number of risks, including the incidence of COVID-19 during the 2023-2024 vaccination season, regulatory authorization, ability to timely deliver doses and commercial adoption and market acceptance of its updated vaccine, the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved, and management’s plans, which includes cost reductions associated with the Restructuring Plan. Management’s plans may also include raising additional capital through a combination of equity and debt financing, collaborations, strategic alliances, asset sales, and marketing, distribution, or licensing arrangements. New financings may not be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of the Company’s COVID-19 Program and the Company’s other vaccine candidates, including an influenza vaccine candidate, and a CIC vaccine candidate, remains uncertain. Also, the impact of the Company’s more focused investment in its COVID-19 Program, reduction to its pipeline spending, continued rationalization of its manufacturing network, reduction to its global workforce, and consolidation of its facilities and infrastructure remain uncertain. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, or further downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern.
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
Restructuring
The Company recognizes restructuring charges when such costs are incurred. The Company’s restructuring charges consist of employee severance and other termination benefits related to the reduction of its workforce, the consolidation of facilities, and infrastructure and other costs. Termination benefits are expensed on the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit estimable.
See Note 15 for additional information on the severance and employee benefit costs for terminated employees and impairment of assets in connection with the Company’s Restructuring Plan.

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
Note 3 – Revenue
The Company's accounts receivable included $71.1 million and $53.8 million related to amounts that were billed to customers and $52.6 million and $28.6 million related to amounts which had not yet been billed to customers as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, and 2022, changes in the Company’s accounts receivables, allowance for doubtful accounts, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Nine Months Ended September 30, 2023	$96,210	$981,305	$(946,182)	$131,333
Nine Months Ended September 30, 2022	454,993	1,519,345	(1,862,693)	111,645
Allowance for doubtful accounts(1):
Nine Months Ended September 30, 2023	$(13,835)	$—	$6,159	$(7,676)
Nine Months Ended September 30, 2022	—	—	—	—
Deferred revenue:(2)
Nine Months Ended September 30, 2023	$549,551	$422,766	$(171,288)	$801,029
Nine Months Ended September 30, 2022	1,595,472	96,298	(251,576)	1,440,194
(1)    There was no bad debt expense recorded during the three and nine months ended September 30, 2023 or 2022. There was a $6.2 million reversal of a bad debt allowance during the nine months ended September 30, 2023 due to the collection of a previously recognized allowance for doubtful accounts. To estimate the allowance for doubtful accounts, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
(2) Deductions from Deferred revenue generally related to the recognition of revenue once performance obligations on a contract with a customer are met. During the three and nine months ended September 30, 2023, deductions included a $112.5 million reclassification of refundable upfront payments previously included in Deferred revenue to Other current liabilities. There were no such reclassifications during the three and nine months ended September 30, 2022.

As of September 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, the Gavi APA, and the reduction in doses related to the Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated as of July 1, 2022 (as amended on September 26, 2022, the “Amended and Restated UK Supply Agreement”) between the Company and the Authority, which amended and restated the Original UK Supply Agreement, was approximately $2 billion of which $801.0 million was included in Deferred revenue. Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to grant agreements will depend on the results of the Company's research and development activities, including clinical trials. The timing to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine in place of the prototype vaccine under certain of the Company’s APAs.
Under the terms of the Gavi APA and a separate purchase agreement between Gavi and SIIPL, 1.1 billion doses of the prototype vaccine were to be made available to countries participating in the COVAX Facility. The Company expected to manufacture and distribute 350 million doses of the prototype vaccine to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL was expected to manufacture and deliver the balance of the 1.1 billion doses of the prototype vaccine for low- and middle-income countries participating in the COVAX Facility. The Company expected to deliver doses with antigen and adjuvant manufactured at facilities directly funded under the Company's funding agreement with Coalition for Epidemic Preparedness Innovations (“CEPI”), with initial doses supplied by SIIPL and SLS under a supply agreement. The Company expected to supply significant doses that Gavi would allocate to low-, middle- and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi could prioritize such doses to low- and middle- income countries, at lower prices. Additionally, the Company could provide additional doses of prototype vaccine, to the extent available from CEPI-funded manufacturing facilities, in the event that SIIPL could not materially deliver expected vaccine doses to the COVAX Facility. Under the agreement, the Company received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350.0 million in 2022 related to the Company’s achieving an emergency use license for the Company’s prototype vaccine by the World Health Organization (“WHO”) (the “Advance Payment Amount”). The Company maintains that its termination of the Advance Payment Amount was valid and denies that Gavi is entitled to a refund.
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of the Company’s prototype vaccine from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of September 30, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. The arbitration hearing is scheduled for July 2024, with a written decision to follow. Arbitration is inherently uncertain, and while the Company believes that it is entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that it could be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.

Product Sales
Product sales by the Company’s customer’s geographic location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$2,231	$129,718	$2,231	$194,480
Europe	—	347,005	59,322	760,750
Rest of the world	—	149,368	218,384	311,944
Total product sales revenue	$2,231	$626,091	$279,937	$1,267,174
In May 2023, the Company extended a credit for certain doses delivered in 2022 that qualified for replacement under the contract with the Australian government. This credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot therefore was removed from the market. The credit will be applied against the future sale of doses to the customer and, during the nine months ended September 30, 2023, the Company recorded a reduction of $64.7 million in product sales, with a corresponding increase to Deferred revenue, non-current.
In April 2023, the Company amended the Canada APA to forfeit certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million received in the second quarter of 2023. On June 30, 2023, the Company entered into an additional amendment (the “June 2023 Amendment”) to the Canada APA. Pursuant to the June 2023 Amendment, the parties revised the Canadian government’s previous commitment by (i) forfeiting certain doses of COVID-19 Vaccine previously scheduled for delivery, (ii) reducing the amount of doses of COVID-19 Vaccine due for delivery, (iii) revising the delivery schedule for the remaining doses of COVID-19 Vaccine to be delivered, and (iv) requiring use of the Biologics Manufacturing Centre (“BMC”) Inc. to produce bulk antigen for doses in 2024 and 2025. In connection with the forfeiture of doses of COVID-19 Vaccine, the Canadian government agreed to pay a total amount of $349.6 million to the Company in two equal installments in 2023, which total amount equals the remaining balance owed by the Canadian government with respect to such forfeited vaccine doses. The first installment was payable upon execution of the June 2023 Amendment and the second installment is contingent and payable upon the Company’s delivery of vaccine doses in the second half of 2023. The first installment of $174.8 million was received from the Canadian government in July 2023. If the Company fails to deliver COVID-19 Vaccine doses to the Canadian government in the fourth quarter of 2023, the second installment payment of $174.8 million will be terminated and not be payable to the Company. The Canadian government may terminate the Canada APA, as amended, if the Company fails to achieve regulatory approval for use of BMC for COVID-19 Vaccine production on or before December 31, 2024. The June 2023 Amendment maintained the total contract value of the original Canada APA. Pursuant to the June 2023 Amendment, the Company and the Canadian government will endeavor to expand the Company’s previously agreed in-country commitment to Canada and to further partner to provide health, economic, and future pandemic preparedness benefits to Canada, which value may be provided through a number of activities, including without limitation, capital investments, the performance of activities or services, or the provision of technology or intellectual property licenses. Further, the parties will endeavor to enter into a memorandum of understanding (the “MOU”) to illustrate the Company’s ability to deliver such benefits over a 15-year period with an aggregate value of not less than 100% of the amount remaining to be paid under the June 2023 Amendment and ultimately received by the Company. As of September 30, 2023, the Company is in the process of negotiating the MOU. The Company agreed to hold $20.0 million in escrow for the benefit of the Canadian government, which amount is the sole recourse available to the Canadian government in the event of non-performance under the MOU.
Grants
The Company’s U.S. government agreement consists of a Project Agreement (the “Project Agreement”) and a Base Agreement with Advanced Technology International, the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (the Base Agreement together with the Project Agreement the “USG Agreement”). In February 2023, in connection with the execution of Modification 17 to the Project Agreement (“Modification 17”), the U.S. government indicated to the Company that the award may not be extended past its current period of performance, which is December 31, 2023. Also, Modification 17 included provisions requiring that the payment of up to $60.0 million of consideration associated with manufacturing work now be contingent upon meeting certain milestones, including the delivery of up to 1.5 million doses of its prototype vaccine and development and regulatory milestones related to commercial readiness, expansion of the EUA and development of multiple vial presentations. As of September 30, 2023, the Company now expects to be entitled to the full $1.8 billion-funding under the USG Agreement by December 31, 2023, and accordingly, the Company recognized a $43.8 million cumulative increase to grant revenue under the contract during the three months ended September 30, 2023.
Royalties and Other
Royalties and other includes royalty milestone payments, sales-based royalties, and Matrix-M™ adjuvant sales.
During the three and nine months ended September 30, 2023, the Company recognized $6.0 million revenue related to sales-based royalties, and $13.8 million and $17.0 million, respectively in revenue related to a Matrix-M™ adjuvant sales. During the three and nine months ended September 30, 2023, the Company did not recognize revenue related to milestone payments.
During the three and nine months ended September 30, 2022, the Company recognized no revenue and $20.0 million, respectively, related to milestone payments, $1.3 million and $10.5 million, respectively, related to sales-based royalties, and $1.0 million and $13.4 million, respectively, related to a Matrix-M™ adjuvant sales.
Note 4 – Collaboration, License, and Supply Agreements
SIIPL
The Company previously granted SIIPL exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its prototype vaccine, its proprietary COVID-19 variant antigen candidate(s), its quadrivalent influenza vaccine candidate, and its CIC vaccine candidate. SIIPL agreed to purchase the Company's Matrix-M™ adjuvant and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SIIPL’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SIIPL equally split the revenue from SIIPL’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. The Company also has a supply agreement with SIIPL and SLS under which SIIPL and SLS supply the Company with prototype vaccine, its proprietary COVID-19 variant antigen candidate(s), its quadrivalent influenza vaccine candidate, and its CIC vaccine candidate for commercialization and sale in certain territories, as well as a contract development manufacture agreement with SLS, under which SLS manufactures and supplies finished vaccine product to the Company using antigen drug substance and Matrix-M™ adjuvant supplied by the Company. In March 2020, the Company entered into an agreement with SIIPL that granted SIIPL a non-exclusive license for the use of Matrix-M™ adjuvant supplied by the Company to develop, manufacture, and commercialize R21, a malaria candidate developed by the Jenner Institute, University of Oxford (“R21/Malaria”). Under the agreement, SIIPL purchases the Company's Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
Takeda Pharmaceutical Company Limited
The Company has a collaboration and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) under which the Company granted Takeda an exclusive license to develop, manufacture, and commercialize the Company’s COVID-19 Vaccine in Japan. Under the agreement, Takeda purchases Matrix-M™ adjuvant from the Company to manufacture doses of COVID-19 Vaccine, and the Company is entitled to receive milestone and sales-based royalty payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of COVID-19 Vaccine. In September 2021, Takeda finalized an agreement with the Government of Japan’s Ministry of Health, Labour and Welfare ("MHLW") for the purchase of 150 million doses of its prototype vaccine. In February 2023, MHLW canceled the remainder of doses under its agreement with Takeda. As a result, it is uncertain whether the Company will receive future sales-based royalty payments from Takeda under the terms and conditions of their current collaboration and licensing agreement.
Bill & Melinda Gates Medical Research Institute
In May 2023, the Company entered into a 3-year agreement with the Bill & Melinda Gates Medical Research Institute to provide the Company’s Matrix-M™ adjuvant for use in preclinical vaccine research.
SK bioscience, Co., Ltd
In February 2021, the Company entered into a Collaboration and License Agreement (“CLA”) with SK bioscience, Co., Ltd. (“SK”) to manufacture and commercialize its prototype vaccine for sale to the government of South Korea. The CLA was amended in December 2021 and July 2022 to include the sale of its prototype vaccine to Thailand and Vietnam and to supply the Company with the antigen component of prototype vaccine for use in the final drug product globally, including product to be distributed by the COVAX Facility. Under the CLA, as amended, SK agreed to pay the Company a royalty on the sale of its prototype vaccine in the low to middle double-digit range. The CLA was in addition to the Company's existing manufacturing arrangement with SK under a Development and Supply Agreement (“DSA”) entered into in August 2020. In July 2022, the Company signed an additional agreement with SK for the technology transfer of the Company’s proprietary COVID-19 variant antigen materials so that SK can manufacture the drug substance targeting COVID-19 variants, including the Omicron subvariants. The companies also signed an agreement to manufacture and supply its prototype vaccine in a prefilled syringe.
In June 2023, the Company entered into a material transfer agreement with SK for the use by SK of the Company’s Matrix-M™ adjuvant in preclinical vaccine experiments for shingles, influenza, and pan-COVID-19.
In August 2023, the Company and SK entered into a Settlement Agreement and General Release (the “Settlement Agreement”) regarding mutual release by the parties of all claims arising from or in relation to statements of work (“SOWs”) canceled by the Company under the DSA and the CLA (collectively the “Business Agreements”), and other SOWs under the Business Agreements (collectively, the “Subject SOWs”), in each case, in connection with the cessation of all drug substance and drug product manufacturing activity at SK for supply to the Company. Subject SOWs canceled by the Company under the Settlement Agreement included (i) Statement of Work No. 1 dated as of December 23, 2021 as amended to date under the CLA; (ii) Statement of Work No. 5 dated as of July 18, 2022 under the DSA; and (iii) Statement of Work No. 6 dated as of July 18, 2022, and as amended as of December 28, 2022 under the DSA.
Pursuant to the Settlement Agreement, the Company is responsible for payment of $149.8 million to SK in connection with the cancellation of manufacturing activity for the SOWs under the Business Agreements, of which (i) $130.4 million was paid in August 2023 and (ii) the remaining balance is to be paid on or before November 15, 2023. Under the Settlement Agreement, the Company and SK agreed to a wind down plan with respect to the remaining products, materials and equipment under the SOWs.
Under the Settlement Agreement, the Company and SK agreed to remove certain restrictions under the CLA that have been triggered by the launch of SK’s competing vaccine SKYCovione™ in the Republic of Korea. In addition, the Company agreed to extend the term of an exclusive license to SK under the CLA for the exploitation of antigen and vaccine products utilizing Company’s proprietary coronavirus vaccine antigens and Matrix-M adjuvant in certain territories. The Company recorded $4.0 million to Deferred revenue related to the extended licenses granted to SK under the Settlement Agreement.
In August 2023, the Company also entered into a Securities Subscription Agreement (the “Subscription Agreement”) with SK, pursuant to which the Company agreed to sell and issue to SK, in a private placement (the “Private Placement”), 6.5 million shares of the Company’s common stock, par value $0.01 per share (the “Shares”) at a price of $13.00 per share for aggregate gross proceeds to the Company of approximately $84.5 million. The closing of the Private Placement occurred on August 10, 2023. The fair value of the Company’s common stock on the date of closing, based on the quoted market price, was $46.5 million, which results in a premium paid by SK of approximately $38.0 million.
The Settlement Agreement and the Subscription Agreement were negotiated concurrently between the parties, and therefore were combined for accounting purposes and analyzed as a single arrangement. As a result, the Company recorded the $46.5 million fair value of common stock issued to SK, based on the quoted market price on the date of close, as an equity transaction. The remaining elements of the arrangement were deemed to relate to the settlement of the Company’s outstanding liabilities due to SK. These elements consist primarily of the cash payable to SK of $149.8 million, offset by the premium paid on the common stock purchase by SK of $38.0 million, which resulted in a net gain upon derecognition of the liabilities due to SK of $79.2 million in connection with the settlement. As a result, during the three and nine months ended September 30, 2023, the Company recorded this net gain of $79.2 million between research and development expense, for $57.7 million, and cost of sales, for $21.5 million, proportionally based on the where the underlying costs were originally recorded.

Other Supply Agreements
On September 30, 2022, the Company, FUJIFILM Diosynth Biotechnologies UK Limited (“FDBK”), FUJIFILM Diosynth Biotechnologies Texas, LLC (“FDBT”), and FUJIFILM Diosynth Biotechnologies USA, Inc. (“FDBU” and together with FDBK and FDBT, “Fujifilm”) entered into a Confidential Settlement Agreement and Release (the “Fujifilm Settlement Agreement”) regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the Commercial Supply Agreement (the “CSA”) dated August 20, 2021 and Master Services Agreement dated June 30, 2020 and associated statements of work (the “MSA”) by and between the Company and Fujifilm. The MSA and CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to the Company’s prototype vaccine under the associated statements of work.
Pursuant to the Fujifilm Settlement Agreement, the Company agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT under the CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance is to be paid in four equal quarterly installments of $34.3 million each, which began on March 31, 2023. As of September 30, 2023, the remaining payment of $68.6 million was reflected in Accrued expenses. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld the $34.3 million installment payment due to Fujifilm on September 30, 2023, pending resolution of the issues identified in the notice of breach. On October 30, 2023, FDBT filed a demand for arbitration with Judicial Arbitration and Mediation Services (“JAMS”) seeking payment of the third quarter installment of the Settlement Payment.
The Company continues to assess its manufacturing needs and intends to modify its global manufacturing footprint consistent with its contractual obligations to supply, and anticipated demand for, its COVID-19 Program, and in doing so, recognizes that significant costs may be incurred.
Note 5 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$651,104	$1,336,883
Restricted cash, current	10,393	10,303
Restricted cash, non-current(1)	4,866	1,659
Cash, cash equivalents, and restricted cash	$666,363	$1,348,845
(1)Classified as Other non-current assets as of September 30, 2023 and December 31, 2022, on the consolidated balance sheets.

Note 6 – Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at September 30, 2023			Fair Value at December 31, 2022
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$196,679	$—	$—	$398,834	$—	$—
Government-backed securities(1)	—	200,000	—	—	296,000	—
Treasury securities(1)	—	36,913	—	—	—	—
Corporate debt securities(1)	—	23,028	—	—	—	—
Agency securities(1)	—	—	—	—	104,536	—
Total cash equivalents	$196,679	$259,941	$—	$398,834	$400,536	$—
Liabilities
5.00% Convertible notes due 2027	$—	$131,292	$—	$—	$172,789	$—
3.75% Convertible notes due 2023	—	—	—	—	322,111	—
Total convertible notes payable	$—	$131,292	$—	$—	$494,900	$—
(1)All investments are classified as Cash and cash equivalents as of September 30, 2023 and December 31, 2022, on the consolidated balance sheets.
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
During the nine months ended September 30, 2023 and 2022, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 7 – Inventory
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$10,385	$13,912
Semi-finished goods	10,405	21,410
Finished goods	48,802	1,361
Total inventory	$69,592	$36,683
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2023, inventory write-downs were $18.1 million and $49.6 million, respectively and losses on firm purchase commitments were $63.5 million and $71.9 million, respectively. In addition, for the three and nine months ended September 30, 2023 the Company recorded recoveries on firm purchase commitments of $21.5 million and $40.3 million, respectively, related primarily to negotiated reductions to previously recognized firm purchase commitments. For the three and nine months ended September 30, 2022, inventory write-downs were $202.4 million and $358.1 million, respectively. For the three and nine months ended September 30, 2022, losses on firm purchase commitments were $46.6 million and $146.2 million, respectively.
Note 8 – Goodwill
The Company has one reporting unit, which has a negative equity balance as of September 30, 2023 and December 31,

2022. The change in the carrying amounts of goodwill for the nine months ended September 30, 2023 was as follows (in thousands):

Amount
Balance at December 31, 2022	$126,331
Currency translation adjustments	(2,551)
Balance at September 30, 2023	$123,780
Note 9 – Leases
The Company has embedded leases related to supply agreements with contract manufacturing organizations (“CMOs”) and contract manufacturing and development organizations to manufacture its COVID-19 Vaccine, as well as leases for its research and development and manufacturing facilities, corporate headquarters and offices, and certain equipment. During the nine months ended September 30, 2023, the Company continued to align its global manufacturing footprint as a result of its ongoing assessment of manufacturing needs consistent with its contractual obligations related to the supply, and anticipated demand for, its COVID-19 Program.
During the three and nine months ended September 30, 2023, the Company recognized a short-term lease benefit of $39.5 million and $48.0 million, respectively, related to the reversal of previously recognized embedded lease expense on the settlement of CMO contracts. During the three and nine months ended September 30, 2022, the Company recognized a short-term lease benefit of $46.6 million and expense of $37.3 million respectively, related to its embedded leases and expensed $24.2 million and $44.0 million respectively, for the write off of right of use (“ROU”) assets that represented assets acquired for research and development activities that did not have an alternative future use at the commencement or modification of the lease ROU written off. There were no ROU assets written off during the three and nine months ended September 30, 2023, related to embedded leases.
During the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $1.4 million of interest expense, respectively, on its finance lease liabilities. During the three and nine months ended September 30, 2022, the Company recognized $0.9 million and $4.3 million of interest expense, respectively, on its finance lease liabilities.
During the nine months ended September 30, 2023, the Company recorded an impairment charge of $5.9 million related to ROU facility leases used for research and development, manufacturing and offices space that are impacted by the Restructuring Plan (see Note 15).
The Company has a lease agreement for approximately 170,000 square feet of space at 700 Quince Orchard Road, Gaithersburg, Maryland, which the Company uses for manufacturing, research and development, and corporate offices. The term of the lease expires in 2035 with options to extend the lease. The lease provides for an annual base rent of $5.8 million that is subject to future rent increases and obligates the Company to pay building operating costs. During the three months ended September 30, 2023, the Company obtained the right to direct the use of, and obtain substantially all of the benefit from, certain floors located at the premises and recognized a ROU asset and related lease obligation of $96.5 million as the lease commencement dates for accounting purposes had occurred. The lease obligation was reduced by $73.4 million for prepaid rent and prior costs incurred on behalf of the landlord.

Note 10 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Current portion:
3.75% Convertible notes due 2023	$—	$325,000
Unamortized debt issuance costs	—	(119)
Total current convertible notes payable	$—	$324,881
Non-current portion:
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs	(7,629)	(8,784)
Total non-current convertible notes payable	$167,621	$166,466
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
The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Coupon interest	$2,191	$3,047	$7,588	$9,141
Amortization of debt issuance costs	395	356	1,295	1,068
Total interest expense on convertible notes payable	$2,586	$3,403	$8,883	$10,209
Note 11 – Stockholders' Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the "August 2023 Sales Agreement"), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”). During the three months ended September 30, 2023, the Company sold 17.8 million shares of its common stock under its August 2023 Sales Agreement resulting in net proceeds of approximately $143 million. During the nine months ended September 30, 2023, the Company sold 25.7 million shares of its common stock under its June 2021 and August 2023 Sales Agreement resulting in net proceeds of approximately $211 million. As of September 30, 2023, the remaining balance available under the August 2023 Sales Agreement was approximately $354 million.
During the nine months ended September 30, 2022, the Company sold 2.2 million shares of its common stock resulting in net proceeds of approximately $179 million, under its June 2021 Sales Agreement. There was no sale of shares of common stock recorded during the three months ended September 30, 2022.
In August 2023, pursuant to the Securities Subscription Agreement with SK, the Company agreed to sell and issue to SK 6.5 million shares of the Company’s common stock, par value $0.01 per share at a price of $13.00 per share (the “Shares”) in a Private Placement for aggregate gross proceeds to the Company of approximately $84.5 million. The Company recognized the Shares at the settlement date fair value of $46.5 million (see Note 4 for additional discussion of the Securities Subscription Agreement with SK). The closing of the Private Placement occurred on August 10, 2023.

Note 12 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the granting of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of September 30, 2023, there were 0.2 million shares available for issuance under the 2023 Inducement Plan.
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary. The 2015 Plan authorizes the issuance of up to 21.0 million shares of common stock under equity awards granted under the 2015 Plan, which includes an increase of 6.2 million shares approved for issuance under the 2015 Plan at the Company's 2023 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 4, 2025. As of September 30, 2023, there were 7.1 million shares available for issuance under the 2015 Plan.
The Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) expired in February 2015 and no new awards may be made under such plan, although awards will continue to be outstanding in accordance with their terms.
The 2023 Inducement Plan and the 2015 Plan permit, and the 2005 Plan permitted, the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights (“SARs”), and restricted stock units (“RSUs”). In addition, under the 2023 Inducement Plan and the 2015 Plan, unrestricted stock, stock units, and performance awards may be granted. Stock options and SARs generally have a maximum term of ten years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company’s common stock at the time of grant. Grants of share-based awards are generally subject to vesting over periods ranging from one to four years.
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$767	$51	$2,283	$51
Research and development	10,022	16,107	33,826	52,692
Selling, general, and administrative	9,971	15,389	33,590	49,782
Total stock-based compensation expense	$20,760	$31,547	$69,699	$102,525
During the three and nine months ended September 30, 2023, total stock-based compensation capitalized in inventory was $0.5 million. During the three and nine months ended September 30, 2022, total stock-based compensation capitalized in inventory was $1.7 million.
As of September 30, 2023, there was approximately $102 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan, as amended (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on September 30, 2023. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the nine months ended September 30, 2023 and 2022 was approximately $3 million and $19 million, respectively.

Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan, 2015 Plan, and 2005 Plan for the nine months ended September 30, 2023:

	2023 Inducement Plan		2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2022	—	$—	4,053,290	$46.07	63,725	$112.94
Granted	422,800	10.67	861,602	7.29	—	—
Exercised	—	—	(5,374)	6.71	—	—
Canceled	—	—	(103,504)	56.45	(5,450)	39.70
Outstanding at September 30, 2023	422,800	$10.67	4,806,014	$38.94	58,275	$119.79
Shares exercisable at September 30, 2023	—	$—	3,437,364	$40.58	58,275	$119.79
The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average Black-Scholes fair value of stock options granted	$7.84	$37.66	$7.27	$60.24
Risk-free interest rate	4.3%-4.4%	3.0%-3.6%	3.5%-4.4%	1.4%-3.6%
Dividend yield	—%	—%	—%	—%
Volatility	128.7%-130.3%	122.2%-136.4%	120.4%-140.3%	120.5%-136.7%
Expected term (in years)	3.9-5.1	4.0-5.3	3.9-6.3	4.0-6.3
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of September 30, 2023 was approximately $1.4 million and 7.1 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of September 30, 2023 was approximately $1.1 million and 6.1 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the nine months ended September 30, 2023:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2022	—	$—	2,034,574	$61.65
Granted	363,990	10.66	2,888,793	7.25
Vested	—	—	(403,672)	87.17
Forfeited	—	—	(780,810)	27.77
Outstanding and unvested at September 30, 2023	363,990	$10.66	3,738,885	$23.95

Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorized an aggregate of 1.2 million shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 1.65 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of September 30, 2023, there were 0.5 million shares available for issuance under the ESPP.
Note 13 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2023 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of September 30, 2023, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income. The Company’s remaining U.S. Federal NOLs are subject to limitation in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), which limits allowable NOL deductions to 80% of federal taxable income.
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
During the three months ended September 30, 2023, the Company recognized $0.7 million of federal, state, and foreign income tax benefit. During the three months ended September 30, 2022, the Company recognized $2.4 million of federal, state, and foreign income tax expense. During the nine months ended September 30, 2023 and 2022, the Company recognized income tax expense of $0.3 million and $4.3 million, respectively. The Company recognized income tax expense related to foreign withholding tax on royalties of $0.1 million and $2.3 million, respectively, for the three and nine months ended September 30, 2022. The Company did not recognize any foreign withholding tax expense on royalties for the three and nine months ended September 30, 2023.
Note 14 – Commitments and Contingencies
Legal Matters
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture prototype vaccine on a commercial scale and to secure the prototype vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses. On March 16, 2023, the plaintiffs filed a motion for class certification and to appoint class representatives and counsel. The Company filed its opposition to the plaintiffs’ motion on September 22, 2023.

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
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order. This includes staying the deadline for the individual defendants to respond to the consolidated amended complaint.
On July 21, 2022, the Maryland Court issued a memorandum opinion and order remanding the Kirst Action to state court. On December 6, 2022, the parties to the Kirst Action filed a stipulated schedule pursuant to which the plaintiffs were expected to file an amended complaint on December 22, 2022, and either (i) the parties would file a stipulated stay of the Kirst Action or (ii) the defendants would file a motion to stay the case by January 23, 2023. The plaintiffs filed an amended complaint on December 30, 2022. On January 23, 2023, defendants filed a motion to stay the Kirst action. On February 22, 2023, the parties in the Kirst Action filed for the Court’s approval of a stipulation staying the Kirst Action pending the resolution of defendants’ motion to dismiss in the Second Consolidated Derivative Action. On March 22, 2023, the Court entered an order staying the Kirst Action pending resolution of the motion to dismiss in the Second Consolidated Derivative Action. The parties continue to discuss next steps in the litigation following the Maryland Court’s ruling on the motion to dismiss the Second Consolidated Derivative Action.
On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the Delaware Court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. On January 9, 2023, following the ruling on the motion to dismiss the Sinnathurai Action, the Delaware Court entered an order granting the Mesa Action parties’ request to set a briefing schedule in connection with a motion to stay by defendants. On February 28, 2023, the court granted the defendants’ motion and stayed the Mesa Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On August 31, 2023, the Mesa plaintiffs filed a motion to lift the stay in the Mesa Action. On October 6, 2023, the Company filed an opposition to plaintiff’s motion to lift the stay. On October 17, 2023, the Mesa plaintiff filed his reply in further support of his motion to lift the stay.

On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta Action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On October 13, 2023, the parties filed, and the Delaware Court entered, a stipulated order providing that (i) if the Delaware Court declines to lift the stay in the Mesa Action, the Acosta Action will also remain stayed, and (ii) if the Delaware Court lifts the stay in the Mesa Action, the stay in the Acosta Action will also be lifted.
On April 17, 2023, the Needelman Action was filed. On July 12, 2023, the parties filed a stipulation and proposed order to stay the Needelman Action pending the Maryland Court’s decision on the motion to dismiss in the Second Consolidated Derivative Action. The court entered that order on July 17, 2023. The parties continue to discuss next steps in the litigation following the Maryland Court’s ruling on the motion to dismiss the Second Consolidated Derivative Action. The financial impact of this claim, as well as the claims discussed above, is not estimable.
On October 6, 2023, the Company’s board of directors voted unanimously to form a Special Litigation Committee (“SLC”) vested with full power and authority with respect to, among other things, claims in the derivative lawsuits related to certain sales of Company stock by certain Company officers, directors, or employees. The SLC has retained its own independent counsel.
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of prototype vaccine from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of September 30, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. On August 24, 2023, Gavi filed a Statement of Claim, and on September 21, 2023, the Company filed a Statement of Defense and Counterclaim. The arbitration hearing is scheduled for July 2024, with a written decision to follow. Arbitration is inherently uncertain, and while the Company believes that it is entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that it could be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.
On September 30, 2022, the Company and Fujifilm entered into the Fujifilm Settlement Agreement regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the CSA dated August 20, 2021 and the MSA by and between the Company and Fujifilm. The MSA and CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to the Company’s prototype vaccine under the associated statements of work. Pursuant to the Fujifilm Settlement Agreement, the Company agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld the $34.3 million installment payment due to Fujifilm on September 30, 2023, pending resolution of the issues identified in the notice of breach (see Note 4). On October 30, 2023, FDBT filed a demand for arbitration with JAMS seeking payment of the withheld installment payment.
The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

Note 15 – Restructuring
During the nine months ended September 30, 2023, the restructuring charge recorded by the Company comprised (in thousands):

Amount
Severance and employee benefit costs	$4,503
Impairment of assets	10,081
Total Restructuring charge (1)	$14,584
(1) Restructuring charges of $0.5 million, $2.3 million and $11.5 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the nine months ended September 30, 2023. All impairment charges were taken in the three months ended June 30, 2023. These charges reflect substantially all expected restructuring charges under the Restructuring Plan.
Severance and employee benefit costs
Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination in the three months ended June 30, 2023 and had no requirements for future service. The Company paid a total of $4.3 million for the severance and employee benefit costs during the nine months ended September 30, 2023 and the remaining liability of $0.2 million is included in Accrued expenses in the Company’s consolidated balance sheet as of September 30, 2023.
Impairment of assets
In connection with the Restructuring Plan, the Company evaluated its long-lived assets for impairment including certain leased laboratory and office spaces located in Gaithersburg, Maryland. The Company performed an impairment evaluation for the applicable long-lived assets which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the three months ended June 30, 2023, the Company recorded an impairment charge of $10.1 million related to the impairment of long-lived assets, including $5.9 million related to ROU assets for facility leases.
Note 16 – Subsequent Events
On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld the $34.3 million installment payment due to Fujifilm on September 30, 2023, pending resolution of issues identified in the notice of breach (see Note 4). On October 30, 2023, FDBT filed a demand for arbitration with JAMS seeking payment of the third quarter installment of the Settlement Payment.
On October 2, 2023, the World Health Organization (“WHO”) announced its recommendation of the R21/Matrix-M™ malaria vaccine to prevent malaria in children following advice from its Strategic Advisory Group of Experts and Malaria Policy Advisory Group. The vaccine contains R21 antigen developed by University of Oxford, specific to the malaria parasite, and Novavax’s Matrix-M™ adjuvant. This recommendation is a required step on the pathway to the WHO’s prequalification (“PQ”) of the vaccine. PQ designation is necessary for United Nations agencies and partners, for example UNICEF and Gavi, to procure the vaccine for eligible countries. This is the first recommendation from WHO to support the use of a vaccine containing the Company’s Matrix-M™ adjuvant in children as young as five months of age and it is based on the results from the Phase 3 clinical trial. The R21/Matrix-M™ malaria vaccine is being developed and manufactured by SIIPL.
On October 3, 2023, the Company announced that the updated vaccine has received EUA from the U.S. FDA for active immunization to prevent COVID-19 in individuals aged 12 and older. Immediately upon authorization, the Company’s updated vaccine has also been included in the recommendations issued by the U.S. Centers for Disease Control and Prevention on September 12, 2023.

On October 18, 2023, the Company announced that the Medicines and Healthcare products Regulatory Agency in the United Kingdom has granted full marketing authorization for its prototype vaccine for individuals aged 12 and older for active immunization to help prevent COVID-19.
On October 18, 2023, the Company announced that Singapore's Health Sciences Authority has granted full approval for Novavax's prototype vaccine for active immunization to prevent COVID-19 in individuals aged 12 and older. The Singapore Ministry of Health has included Novavax’s prototype vaccine in the National Vaccination Programme as a protein-based non-mRNA option for COVID-19 prevention.
On October 31, 2023, the Company announced that the EC has granted approval for the updated vaccine for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals aged 12 and older. This decision follows positive opinion for approval from the Committee for Medicinal Products for Human Use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects, including our ability to continue as a going concern through one year from the date of our unaudited financial statements for the period ended September 30, 2023 are issued; our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 program (which currently includes Nuvaxovid prototype COVID-19 vaccine ("NVX-CoV2373” or “prototype vaccine”) and Nuvaxovid updated COVID-19 vaccine (“NVX-CoV2601” or “updated vaccine”) collectively referred to as our (“COVID-19 Program,” or COVID-19 Vaccine”)), reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities, and infrastructure; our new cost reduction plan focused on further reductions to spend on Research & development expenses, Selling, general, & administrative expenses and supply network costs; the amount and timing of the charges and cash expenditures resulting from the size and timing of our workforce reduction; the impact of our decision to progress our COVID-19-Influenza Combination (“CIC”) vaccine candidate toward late-stage development on our workforce requirements; potential market sizes and demand for our product candidates; the efficacy, safety, and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies, including NVX-CoV2601; the conduct, timing, and potential results from clinical trials; plans for and potential timing of regulatory filings, including our submission to the U.S. Food and Drug Administration (“U.S. FDA”) for the Biologics License Application (“BLA”) for the full approval of the Novavax COVID-19 Vaccine, Adjuvanted; our expectation of manufacturing capacity, timing, production, distribution, and delivery for NVX-CoV2601 by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of our COVID-19 Program, ongoing development of our influenza vaccine candidate, CIC vaccine candidate, high-dose COVID-19 vaccine candidate, and COVID-19 variant strain-containing monovalent formulation, including the Phase 2b/3 Hummingbird™ trial, and the timing of anticipated results from and our efforts for the 2023-2024 vaccination season, efforts to expand the COVID-19 Program label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed under the USG Agreement (as defined below); funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully manufacture, distribute, or market NVX-CoV2601 for the 2023-2024 vaccination season, our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of NVX-CoV2601, NVX-CoV2373 or any COVID-19 variant strain containing formulation; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities, such as the U.S. FDA, the World Health Organization (“WHO”), United Kingdom (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), the Republic of Korea’s Ministry of Food and Drug Safety, or Japan’s Ministry of Health, Labour and Welfare; challenges or delays in conducting clinical trials; or obtaining regulatory authorization for our product candidates, including for NVX-CoV2601 in time for the 2023-2024 vaccination season, or for future COVID variant strain changes manufacturing distribution or export delays or challenges; our exclusive dependence on Serum Institute of India Pvt. Ltd. (“SIIPL”), that markets our prototype vaccine as (“Covovax™”), and Serum Life Sciences Limited (“SLS”) for co-formulation, filling and finishing (other than in Europe), and PCI Pharma Services for finishing our COVID-19 Vaccine in Europe and the impact of any delays or disruptions in these suppliers’ operations on the delivery of customer orders; difficulty obtaining scarce raw materials and supplies; resource constraints, including human capital and manufacturing capacity, constraints on the ability of Novavax to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggered regulatory filings, and potential regulatory actions; the loss of future funding from the U.S. government; the potential for an unfavorable outcome in disputes, including the pending arbitration with Gavi; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities including requirements to deliver doses that may require us to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; challenges in implementing our global restructuring and cost reduction plan; and other risks and uncertainties identified in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.
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
Information in this Quarterly Report includes a financial measure that was not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which we refer to as adjusted cost of sales. We are presenting this non-GAAP financial measure to assist an understanding of our business and its performance. Adjusted cost of sales includes an estimate of standard manufacturing costs that were previously expensed to research and development prior to regulatory approvals for our COVID-19 Program that would otherwise have been capitalized to inventory. Any non-GAAP financial measures presented are not, and should not be viewed as, substitutes for financial measures required by GAAP, have no standardized meaning prescribed by GAAP, and may not be comparable to the calculation of similar measures of other companies.
Overview
We are a biotechnology company that promotes improved health through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. Our proprietary recombinant technology platform harnesses the power and speed of genetic engineering to efficiently produce highly immunogenic nanoparticle vaccines designed to address global health needs.
Our vaccine candidates are nanostructures of conformationally correct recombinant proteins that mimic those found on pathogens. This technology enables the immune system to recognize target proteins and develop protective immune responses. We believe that our vaccine technology may lead to the induction of a differentiated immune response that may be more efficacious than naturally occurring immunity or some other vaccine approaches. Our vaccine candidates also incorporate our proprietary saponin-based Matrix-M™ adjuvant to enhance the immune response, stimulate higher levels of functional antibodies, and induce a cellular immune response.
We have developed an updated COVID-19 vaccine for the 2023-2024 vaccination season. In October 2023, the U.S. FDA granted emergency use authorization (“EUA”) for our updated vaccine for active immunization to prevent COVID-19. The updated vaccine is authorized as (1) a single dose in individuals 12 years and older who have been vaccinated with any COVID-19 vaccine at least 2 months after receipt of the last previous dose of COVID-19 vaccine, and (2) a series of 2 doses administered 3 weeks apart to individuals 12 years and older who were not previously vaccinated with any COVID-19 vaccine. Our updated vaccine is available within the U.S. at many major pharmacy retailers. Outside the U.S., in October 2023, we were granted approval by the European Commission (“EC”) for our updated vaccine. We are committed to meeting the full supply of our key target markets through their advanced purchase agreements (“APAs”). We continue to work closely with regulatory authorities for authorization of our updated vaccine globally. We previously developed a prototype COVID-19 vaccine, which has received full marketing authorization (“MA”), marketing approval, interim authorization, provisional approval, conditional marketing authorization (“CMA”), from multiple regulatory authorities in over 40 countries globally. We continue to seek full regulatory authorizations for our prototype vaccine, which we believe will facilitate authorization for our updated strains in the future.
Additionally, we are also developing a stand-alone influenza vaccine candidate, high-dose COVID-19 vaccine candidate, and a CIC vaccine candidate. In addition to COVID-19 and seasonal influenza, our other areas of focus include providing Matrix-M™ adjuvant for collaborations, including in R21/Matrix-M™ adjuvant malaria vaccine, which recently received authorization in several countries, as well as other preclinical vaccine research with our Matrix-M™ adjuvant, including a partnership with the Bill & Melinda Gates Medical Research Institute.
We intend to focus the organization to align our investments and activities with our top priority of delivering our updated vaccine for the 2023-2024 vaccination season. To maximize our opportunities and mitigate the significant risks and uncertainties of the COVID-19 market, we have progressed our cost restructuring measures to reduce spend, extend our cash runway, and operate efficiently to seek to best position the Company to deliver longer-term growth. We discuss these cost restructuring strategies in greater detail in Note 2 to our consolidated financial statements in this Quarterly Report.
Technology Overview
We believe our recombinant nanoparticle vaccine technology, together with our proprietary Matrix-M™ adjuvant, is well suited for the development and commercialization of vaccine candidates targeting a broad scope of respiratory and other endemic and emerging infectious diseases.
Recombinant Nanoparticle Vaccine Technology
Once a target of interest has been identified, the genetic sequence encoding an antigen is selected for developing the vaccine construct. The genetic sequence may be optimized to enhance protein stability or confer resistance to degradation. This genetic construct is inserted into the baculovirus Spodoptera frugiperda (“Sf-/BV”) insect cell-expression system, which enables efficient, large-scale expression of the optimized protein. The Sf-/BV system produces protein-based antigens that are properly folded and modified—which can be critical for functional, protective immunity. Protein antigens are purified and organized around a polysorbate-based nanoparticle core in a configuration that resembles their native presentation. This results in a highly immunogenic nanoparticle that is ready to be formulated with Matrix-M™ adjuvant.
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
We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M™ adjuvant, a malaria vaccine candidate created by the Jenner Institute, University of Oxford. The R21/Matrix-M™ adjuvant vaccine has been licensed to SIIPL for commercialization. Additionally, in May 2023, we entered into a 3-year agreement with the Bill & Melinda Gates Medical Research Institute to provide our Matrix-M™ adjuvant for use in preclinical vaccine research. In June 2023, we signed a material transfer agreement with SK bioscience Co., Ltd. (“SK”) for use of our Matrix-M™ adjuvant in preclinical vaccine experiments for shingles, influenza, and pan-COVID-19. Our adjuvant technology is also being used by commercial partners as a key component in veterinary vaccines against equine influenza and Strangles, as well as the manufacture of black-widow anti-venom.

COVID-19 Vaccine Regulatory and Licensure

In October 2023, we received EUA from the U.S. FDA for our updated vaccine, to prevent COVID-19 in individuals aged 12 and older. Our updated vaccine is marketed in the U.S. under the brand name Novavax COVID-19 Vaccine, Adjuvanted (2023-2024 Formula). In September 2023, the U.S. Centers for Disease Control and Prevention (“CDC”) Advisory Committee on Immunization Practices (“ACIP”) voted in favor of a recommendation for the use of 2023-2024 monovalent XBB containing COVID-19 vaccines authorized under EUA or approved BLA in individuals 6 months and older, which was adopted by the CDC Director. The U.S. FDA’s grant of EUA and CDC’s September 2023 recommendation makes our updated vaccine the only protein-based non-mRNA COVID-19 vaccine available in the U.S. The formulation for our updated vaccine aligns with global harmonized guidance from the U.S. FDA, EMA, and WHO recommendations for the 2023-2024 vaccination season. We continue to progress regulatory authorizations for our updated vaccine globally. In October 2023, we were granted approval by the EC for our updated vaccine in individuals aged 12 and older, which followed the positive opinion for approval from the Committee for Medicinal Products for Human Use of the EMA. We expect to meet the full supply commitment for doses to European countries that requested it through APAs.
We have received authorizations for our prototype COVID-19 vaccine in over 40 countries globally including from major regulatory agencies including the WHO, EMA, and MHRA. To date, we have received full MA, approval, interim authorization, provisional approval, CMA, and EUA for the adult population, aged 18 and older, the adolescent population, aged 12 to 17 years, and the pediatric population, aged 7 to 11 years in select territories. The regulatory authorizations for our prototype vaccine include primary series and both homologous and heterologous booster indications within specific countries. For the territories in which our vaccine has received regulatory authorizations, our prototype vaccine is marketed under the brand names (i) Nuvaxovid™ (SARS-CoV-2 rS Recombinant, adjuvanted), (ii) Covovax™ (manufacturing and commercialization by SIIPL), or (iii) Novavax COVID-19 Vaccine, Adjuvanted. In October 2023, for our prototype vaccine we received full marketing authorization in the UK from the MHRA in individuals aged 12 and older, full approval in Singapore from Singapore’s Health Sciences Authority in individuals aged 12 and older, full registration in Australia from Australia’s Therapeutic Goods Administration as a booster in individuals aged 12 and older, and authorization in the EU from EMA for use as a booster in adolescents aged 12 through 17 years. We believe these authorizations for our prototype vaccine enable a pathway for additional authorizations for our updated strains of our COVID-19 vaccine in the future.
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
Clinical Pipeline
Our clinical pipeline is comprised of vaccine candidates for infectious diseases, with our COVID-19 vaccines, our prototype vaccine (NVX-CoV2373) and our updated vaccine (NVX-CoV2601), as our lead products. Our prototype has received authorizations for both adult and adolescent populations globally. We advanced our prototype vaccine, through two pivotal Phase 3 clinical trials that demonstrated high efficacy against both the original COVID-19 strain and commonly circulating COVID-19 variants during the conduct of the trials, while maintaining a favorable safety profile. Our updated vaccine has received authorization from the U.S. FDA, and the EC. We advanced our updated vaccine through a Phase 3 strain-change trial and the EUA was based on non-clinical data presented in June 2023, at the U.S. Vaccines and Related Biological Products Advisory Committee's meeting. Beyond COVID-19, our clinical pipeline includes seasonal influenza and CIC vaccines, in addition to our Matrix-M™ adjuvant being used for collaboration in R21/Matrix-M™ adjuvant malaria vaccine.
The pipeline chart below summarizes the core clinical development programs that we are focusing on in the near-term.
(1) Authorized in select geographies under trade names Novavax COVID-19 Vaccine, Adjuvanted; Covovax™; and Nuvaxovid™.
(2) Authorized in the U.S. under trade name, Novavax COVID-19 Vaccine, Adjuvanted (2023-2024 Formula); Ongoing post-authorization Phase 3 strain-change trial.
(3) Authorized in Ghana, Nigeria, and Burkina Faso; Commercialized by SIIPL; Recommended by the WHO.

Coronavirus Vaccine Clinical Development
We continue to evaluate vaccine effectiveness and safety through ongoing and planned booster studies, as well as collect real-world evidence for our updated vaccine. While these studies were not required ahead of our EUA receipt from the U.S., they will generate data to support continued use of our vaccine in subsequent seasons. We expect to leverage these studies to pursue additional regulatory authorizations of our COVID-19 vaccine for primary, re-vaccination, and pediatric indications globally.
Phase 3 Strain-Change and Re-vaccination Studies
Study 311 Part 2: In August 2023, we announced topline results that achieved all three co-primary endpoints demonstrating immunologic superiority for the Omicron BA.5 variant of a bivalent prototype and Omicron BA.5 vaccine compared to our prototype vaccine (NVX-CoV2373). This study design was developed in consultation with regulatory agencies to support the strain-change request for our updated vaccine (NVX-CoV2601) and demonstrated that our protein-based vaccine can be successfully adapted to new variant strains.
Study 312: In May 2023, we completed enrollment of 147 adults aged 18 and older who received 2 or 3 doses of mRNA and boosted with our prototype vaccine (NVX-CoV2373). The trial compared the prototype vaccine (NVX-CoV2373) booster on top of mRNA primed individuals compared to those primed and boosted with our prototype vaccine (NVX-CoV2373). Topline results are expected in the fourth quarter of 2023. This trial is intended to support the use of our vaccine as a second or subsequent re-vaccination.
Study 313: In September 2023, we fully enrolled 332 adults aged 18 and older in Part 1 of the study to evaluate the immunogenicity and safety of our updated vaccine (NVX-CoV2601) in previously mRNA vaccinated individuals. Part 1 topline results are expected in the fourth quarter of 2023. Part 2 of the study is in the process of enrollment and will aim to evaluate the immunogenicity of our updated vaccine (NVX-CoV2601) in previously unvaccinated adults aged 18 and older. This study is intended to support sBLA for future variant vaccine products.
Study 314: In September 2023, we fully enrolled 401 adolescents aged 12 to 17 years who were previously vaccinated with mRNA vaccines to evaluate the immunogenicity of boosting with our updated vaccine (NVX-CoV2601) and with a bivalent format vaccine containing our updated vaccine (NVX-CoV2373 + NVX-CoV2601). This data is intended to support adolescent heterologous label expansion in some territories with topline results expected in the first quarter of 2024.

Phase 2b/3 Pediatric Hummingbird™ Study
In August 2023, we announced topline results from our Phase 2b/3 Hummingbird™ trial that met its primary endpoints in children aged 6 through 11 years demonstrating immunologic effectiveness. We remain on track to submit data for this cohort to the U.S. FDA in the first quarter of 2024. This ongoing trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of our prototype vaccine (NVX-CoV2373), followed by a booster 6 months after the primary vaccination series. The trial includes three age de-escalation cohorts of 1,200 children each. The next cohort aged 2 through 5 years is fully enrolled, with topline results expected in the fourth quarter of 2023. The last cohort aged 6 to 23 months is fully enrolled and topline results are expected in first quarter of 2024.
COVID-Influenza Combination and Stand-alone Influenza Program
We continue to make strategic investments to prepare our CIC vaccine for advanced development. We have selected the CIC dose formulation and we remain on track to initiate the next study in the second half of 2024. Pending regulatory concurrence, we have designed this study to evaluate immunogenicity endpoints for accelerated approval while simultaneously expanding our safety database. We have updated the study’s designation to a Phase 3 study.
While our focus remains on the combination product, our development plans will maintain optionality to advance our stand-alone influenza vaccine, creating a pathway to potentially seek licensure. For our stand-alone influenza vaccine we have generated positive data through our previous Phase 2 trial and continue to believe this asset may be attractive from a pandemic preparedness perspective. The neutralization responses were more than double seen with Fluzone® HD for the A strains and similar performance may be expected for A/H5N1 pandemic strains.
In May 2023, we announced preliminary topline data from our Phase 2 trial for CIC, stand-alone influenza and high-dose COVID-19 vaccine candidates. All three vaccine candidates contain our Matrix-M™ adjuvant, showed preliminary robust immune responses, reassuring safety profiles, and reactogenicity that was comparable to the licensed influenza vaccine comparator arms.

High-dose COVID-19 Vaccine Study
Study 205: In October 2023, we initiated a Phase 2 trial to evaluate our high-dose COVID-19 vaccine for annual vaccination in older adults. The trial will compare immunogenicity levels of 5 micrograms of our prototype vaccine (NVX-CoV2373) against 5 micrograms, 35 micrograms, and 50 micrograms of our updated vaccine (NVX-CoV2601) that are matched with different levels of adjuvant. Data from this trial is intended to potentially support further development of a higher dose formulation for older adults, similar to that of influenza vaccines.
R21/Matrix-M™ Adjuvant Malaria Vaccine
Our partner-led malaria candidates present strong opportunities for future development. An ongoing Phase 3 clinical trial is being conducted for R21/Matrix-M™ adjuvant malaria vaccine, developed by our partner, the Jenner Institute, University of Oxford and manufactured by SIIPL, which is formulated with our Matrix-M™ adjuvant. We have an agreement with SIIPL related to its manufacture of R21/Matrix-M™ adjuvant malaria vaccine under which SIIPL purchases our Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single- to low- double digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
In October 2023, the WHO announced its recommendation of R21/Matrix-M™ adjuvant malaria vaccine to prevent malaria in children following advice from its Strategic Advisory Group of Experts and Malaria Policy Advisory Group. The WHO recommended that the R21/Matrix-M™ adjuvant malaria vaccine be administered in a 4-dose schedule from five months of age. This recommendation is a required step on the pathway to the WHO’s prequalification (“PQ”) of the vaccine. PQ designation is necessary for United Nations agencies and partners, for example UNICEF and Gavi, to procure the vaccine for eligible countries. This is the first recommendation from WHO to support the use of a vaccine containing our Matrix-M™ adjuvant in children as young as five months of age and it is based on the results from the Phase 3 clinical trial.
In September 2023, results from the Phase 3 clinical trial conducted in four African countries with 4,800 children aged 36 months to five years were published in a preprint manuscript in The Lancet. The preprint manuscript reported that R21/Matrix-M™ adjuvant malaria vaccine is well-tolerated and offers high-level efficacy against clinical malaria in African children at sites of both seasonal and perennial transmission.
In July 2023, R21/Matrix-M™ adjuvant malaria vaccine received authorization in Burkina Faso and in April 2023, received authorizations in Ghana and Nigeria.

Business Highlights
Third Quarter 2023 and Recent Highlights
U.S. Market: Novavax received EUA from the U.S. FDA in October for its updated vaccine and is executing its commercial strategy to maximize access for consumers who want a protein-based non-mRNA vaccine option.

•Expect U.S. 2023-2024 season COVID-19 vaccine demand of between 30 and 50 million doses, with potential for significant November and December vaccinations given current trends and later start as compared to 2022

•Secured broad access to the Company’s updated vaccine through major pharmacies, clinics and government programs
◦Novavax’s vaccine is available at approximately 14,000 pharmacy locations, including Costco, CVS Pharmacy, Giant, Publix, Rite Aid and Stop & Shop

Global Markets: Received approval in Europe for the Company’s updated vaccine in individuals aged 12 and older

•Advancing regulatory filings against existing APAs for Australia, New Zealand, Singapore and Taiwan

Clinical development and technology platform updates

•Expect to initiate a pivotal Phase 3 trial for CIC vaccine candidate in the second half of 2024, with potential for accelerated approval and launch as early as 2026

•Advanced partnerships with Matrix-M™ adjuvant technology
◦R21/Matrix-M™ adjuvant vaccine received recommendation from the WHO; launch expected in 2024

Novavax is prepared to initiate a new cost reduction program to reduce 2024 expenses by over $300 million. Intend to further reshape the size and scope of global business operations beyond previously announced 2024 targets to align with the COVID-19 market opportunity.

•Anticipate reducing 2024 Research & development expenses and Selling, general, & administrative expenses by over $200 million compared to prior targets to reflect $750 million or lower spend for 2024, representing a greater than 50% reduction compared to 2022

•In addition, anticipate reducing supply network costs by over $100 million as we continue to rationalize our manufacturing footprint

Sales of Common Stock
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our then-existing At Market Issuance Sales agreement entered in June 2021 (the "June 2021 Sales Agreement"). During the three months ended September 30, 2023, we sold 17.8 million shares of our common stock under our August 2023 Sales Agreement resulting in net proceeds of approximately $143 million. During the nine months ended September 30, 2023, we sold 25.7 million shares of our common stock under our June 2021 and August 2023 Sales Agreement resulting in net proceeds of approximately $211 million. As of September 30, 2023, the remaining balance available under the August 2023 Sales Agreement was approximately $354 million.
During the nine months ended September 30, 2022, we sold 2.2 million shares of our common stock resulting in net proceeds of approximately $179 million, under our June 2021 Sales Agreement. There was no sale of shares of common stock recorded during the three months ended September 30, 2022.
In August 2023, we entered into a Securities Subscription Agreement (the “Subscription Agreement”) with SK, pursuant to which we agreed to sell and issue to SK, in a private placement (the “Private Placement”), 6.5 million shares of the Company’s common stock, par value $0.01 per share (the “Shares”) at a price of $13.00 per share for aggregate gross proceeds to us of approximately $84.5 million. We recognized the Shares at the settlement date fair value of $46.5 million (see Note 4 to our consolidated financial statements in this Quarterly Report). The closing of the Private Placement occurred on August 10, 2023.
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

Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	Change
Revenue (in thousands):
Product sales	$2,231	$626,091	$(623,860)
Grants	164,922	106,273	58,649
Royalties and other	19,833	2,213	17,620
Total revenue	$186,986	$734,577	$(547,591)
Revenue for the three months ended September 30, 2023 was $187.0 million as compared to $734.6 million for the same period in 2022, a decrease of $547.6 million. Revenue for the three months ended September 30, 2023 and 2022 was primarily comprised of revenue from product sales of COVID-19 Vaccine and services performed under our U.S. government agreement with Advanced Technology International (“USG Agreement”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed. The decrease in revenue is primarily due to a decreased quantity of dose sales of COVID-19 Vaccine during the three months ended September 30, 2023 as compared to the same period in 2022, partially offset by increased support activities under the USG Agreement, a $43.8 million increase to cumulative revenue under the USG Agreement, and additional Royalties and other revenue related to sales-based royalties and sales of Matrix-M™ adjuvant.
Product sales
Product sales for the three months ended September 30, 2023 were $2.2 million as compared to $626.1 million during the three months ended September 30, 2022. Our product sales related to sales of COVID-19 Vaccine under our APA agreements. The geographic distribution of product sales was as follows:

	Three Months Ended September 30,
	2023	2022	Change
North America	$2,231	$129,718	$(127,487)
Europe	—	347,005	(347,005)
Rest of the world	—	149,368	(149,368)
Total product sales	$2,231	$626,091	$(623,860)
Grants
Grant revenue during the three months ended September 30, 2023 was $164.9 million as compared to $106.3 million during the same period in 2022, an increase of $58.6 million. Grant revenue comprised revenue for services performed under our USG Agreement. The increase was primarily due to increased support activities and achievement of certain milestones under the USG Agreement during the three months ended September 30, 2023.
Royalties and other
Royalties and other includes royalty milestone payments, sales-based royalties, and Matrix-M™ adjuvant sales. Royalties and other revenue during the three months ended September 30, 2023 was $19.8 million as compared to $2.2 million during the same period in 2022, an increase of $17.6 million. The increase was primarily due to increased revenue related to a Matrix-M™ adjuvant sales and sales-based royalties.

Expenses

	Three Months Ended September 30,
	2023	2022	Change
Expenses (in thousands):
Cost of sales	$98,929	$434,593	$(335,664)
Research and development	106,229	304,297	(198,068)
Selling, general, and administrative	107,460	122,876	(15,416)
Total expenses	$312,618	$861,766	$(549,148)
Cost of Sales
Cost of sales was $98.9 million for the three months ended September 30, 2023, including expenses of $81.6 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments, $14.3 million related to unutilized manufacturing capacity, and a credit of $21.5 million related to certain negotiated reductions to previously recognized firm purchase commitments. Cost of sales was $434.6 million for the three months ended September 30, 2022, including expense of $249.0 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at September 30, 2023, we had approximately $24.3 million of salable commercial inventory that was expensed prior to approval. We expect to utilize the majority of our reduced-cost inventory through 2024. If inventory sold for the three months ended September 30, 2023 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $103.2 million, an adjustment of $4.3 million as compared to cost of sales recognized. If inventory sold for the three months ended September 30, 2022 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $444.0 million, an adjustment of $9.4 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses were $106.2 million for the three months ended September 30, 2023 as compared to $304.3 million for the three months ended September 30, 2022, a decrease of $198.1 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, as summarized in the table below (in thousands):

	Three Months Ended September 30,
	2023	2022
Coronavirus vaccines	$41,263	$208,004
Influenza vaccine	662	3,011
Other vaccine development programs	91	843
Total direct external research and development expense	42,016	211,858
Employee expenses	33,957	45,150
Stock-based compensation expense	10,022	16,107
Facility expenses	12,360	16,770
Other expenses	7,874	14,412
Total research and development expenses	$106,229	$304,297
Research and development expenses for coronavirus vaccines for the three months ended September 30, 2023 and 2022 decreased from $208.0 million to $41.3 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including embedded lease costs, under manufacturing supply agreements with

Contract Manufacturing Organizations (“CMOs”) and contract manufacturing and development organizations (“CDMOs”). The decrease was also due to a benefit of $57.7 million for the three months ended September 30, 2023 resulting from our settlement agreement and Private Placement with SK (see Note 4 to our consolidated financial statements in this Quarterly Report). The decrease was partially offset by a benefit $80.5 million for the three months ended September 30, 2022 related to previously accelerated manufacturing costs for leases that we determined were embedded in manufacturing supply agreements with CMOs and CDMOs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $107.5 million for the three months ended September 30, 2023 as compared to $122.9 million for the same period in 2022, a decrease of $15.4 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend.
For the remainder of 2023, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan announced during the three months ended June 30, 2023.
Other Income (Expense)

	Three Months Ended September 30,
	2023	2022	Change
Other income (expense):
Interest expense	$(2,859)	$(4,169)	$1,310
Other income (expense)	(2,982)	(34,783)	31,801
Total other income (expense), net	$(5,841)	$(38,952)	$33,111
Total other expense, net was $5.8 million for the three months ended September 30, 2023 as compared to a total other expense, net of $39.0 million for the same period in 2022. The decrease in other expense, net is due to the favorable impact in 2023 as compared to 2022 of exchange rates on foreign currency denominated balances, including an intercompany loan with Novavax CZ, and an increase in interest income due to higher interest rates.
Income Tax Expense
During the three months ended September 30, 2023, we recognized an income tax benefit of $0.7 million related to federal, state, and foreign income taxes. During the three months ended September 30, 2022, we recognized an income tax expense of $2.5 million related to federal, state, and foreign income taxes.
Net Income (Loss)

	Three Months Ended September 30,
	2023	2022	Change
Net Loss (in thousands, except per share information):
Net loss	$(130,776)	$(168,613)	$37,837
Net loss per share, basic and diluted	$(1.26)	$(2.15)	$0.89
Weighted average shares outstanding, basic and diluted	103,429	78,274	25,155
Net loss for the three months ended September 30, 2023 was $130.8 million, or $1.26 per share, as compared to net loss of $168.6 million, or $2.15 per share, for the same period in 2022. The decrease in net loss during the three months ended September 30, 2023, was primarily due to a decrease in excess, obsolete, or expired inventory and losses on firm purchase commitments, research and development expenses, and selling, general and administrative expenses as a result of the implementation of our Restructuring Plan, partially offset by a decrease in product sales.
The increase in weighted average shares outstanding for the three months ended September 30, 2023 was primarily a result of sales of our common stock.

Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023	2022	Change
Revenue (in thousands):
Product sales	$279,937	$1,267,174	$(987,237)
Grants	389,380	313,348	76,032
Royalties and other	23,046	43,951	(20,905)
Total revenue	$692,363	$1,624,473	$(932,110)
Revenue for the nine months ended September 30, 2023 was $692.4 million as compared to $1.6 billion for the same period in 2022, a decrease of $932.1 million. Revenue for the nine months ended September 30, 2023 was primarily comprised of revenue from product sales of COVID-19 Vaccine and services performed under our USG Agreement. The decrease in revenue was primarily due to a decrease in quantity of doses sold of COVID-19 Vaccine during the nine months ended September 30, 2023 as compared to the same period in 2022.
Product sales
Product sales for the nine months ended September 30, 2023 were $279.9 million as compared to $1.3 billion during the nine months ended September 30, 2022. Our product sales related to sales of COVID-19 Vaccine under our APA agreements. The geographic distribution of product sales was as follows:

	Nine Months Ended September 30,
	2023	2022	Change
North America	$2,231	$194,480	$(192,249)
Europe	59,322	760,750	(701,428)
Rest of the world	218,384	311,944	(93,560)
Total product sales	$279,937	$1,267,174	$(987,237)
Grants
Grant revenue during the nine months ended September 30, 2023 was $389.4 million as compared to $313.3 million during the same period in 2022, an increase of $76.0 million. Grant revenue comprised revenue for services performed under our USG Agreement. The increase was primarily due to increased support activities under the USG Agreement during the nine months ended September 30, 2023.
Royalties and other
Royalties and other includes royalty milestone payments, sales-based royalties, and Matrix-M™ adjuvant sales. Royalties and other revenue during the nine months ended September 30, 2023 was $23.0 million as compared to $44.0 million during the same period in 2022, a decrease of $20.9 million. The decrease was primarily due to decreased revenue related to milestone payments.

Expenses

	Nine Months Ended September 30,
	2023	2022	Change
Expenses (in thousands):
Cost of sales	$188,792	$720,874	$(532,082)
Research and development	572,805	977,428	(404,623)
Selling, general, and administrative	313,709	327,028	(13,319)
Total expenses	$1,075,306	$2,025,330	$(950,024)
Cost of Sales
Cost of sales was $188.8 million for the nine months ended September 30, 2023, including expense of $121.6 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments, $30.1 million related to unutilized manufacturing capacity, and a credit of $40.3 million related to negotiated reductions to certain previously recognized firm purchase commitments. Cost of sales was $720.9 million for the nine months ended September 30, 2022, including expense of $504.3 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving approval, we expensed manufacturing costs as research and development expenses. After receiving approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. However, based on our expectations for future manufacturing costs to produce our vaccine product and components inventory, we estimate at September 30, 2023 we had approximately $24.3 million of commercial inventory that was expensed prior to approval. We expect to utilize the majority of our reduced-cost inventory through 2024. If inventory sold for the nine months ended September 30, 2023 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $224.0 million, an adjustment of $35.2 million as compared to cost of sales recognized. If inventory sold for the nine months ended September 30, 2022 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $883.5 million, an adjustment of $162.6 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $572.8 million for the nine months ended September 30, 2023 from $977.4 million for the same period in 2022, a decrease of $404.6 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, as summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Coronavirus vaccines	$321,132	$697,952
Influenza vaccine	1,929	6,581
Other vaccine development programs	857	1,156
Total direct external research and development expense	323,918	705,689
Employee expenses	133,502	132,069
Stock-based compensation expense	33,826	52,692
Facility expenses	45,920	40,842
Other expenses	35,639	46,136
Total research and development expenses	$572,805	$977,428

Research and development expenses for coronavirus vaccines for the nine months ended September 30, 2023 and 2022 decreased from $698.0 million to $321.1 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including under manufacturing supply agreements with CMO and CDMO, and a reduction in clinical study costs and the commercialization of internal manufacturing capabilities. The decrease was also due to a benefit of $57.7 million for the nine months ended September 30, 2023 resulting from our settlement agreement and Private Placement with SK (see Note 4 to our consolidated financial statements in this Quarterly Report). The decrease was partially offset by a benefit of $31.8 million and $147.8 million for the nine months ended September 30, 2023 and 2022, respectively, related to previously accelerated manufacturing costs for leases that we determined were embedded in manufacturing supply agreements with CMOs and CDMOs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased to $313.7 million for the nine months ended September 30, 2023 from $327.0 million for the same period in 2022, an decrease of $13.3 million. The decrease in selling, general, and administrative expenses is primarily due to cost containment measures to reduce our operating spend including a decrease in professional fees and marketing costs in support of our COVID-19 Program, partially offset by restructuring expenses.
Other Income (Expense)

	Nine Months Ended September 30,
	2023	2022	Change
Other income (expense) (in thousands):
Interest expense	$(10,299)	$(15,279)	$4,980
Other income (expense)	26,912	(53,002)	79,914
Total other income (expense), net	$16,613	$(68,281)	$84,894
We had total other income, net of $16.6 million for the nine months ended September 30, 2023 as compared to total other expense, net of $68.3 million for the same period in 2022, an increase of $84.9 million. During the nine months ended September 30, 2023, other income, net increased due to the favorable impact in 2023 as compared to 2022 of exchange rates on foreign currency denominated balances, including an intercompany loan with Novavax CZ, and an increase in investment income due to higher interest rates.
Income Tax Expense
During the nine months ended September 30, 2023 and 2022, we recognized $0.3 million and $6.6 million, respectively, of income tax expense related to federal, state and foreign income taxes and foreign withholding tax on royalties.
Net Loss

	Nine Months Ended September 30,
	2023	2022	Change
Net Loss (in thousands, except per share information):
Net loss	$(366,673)	$(475,690)	$109,017
Net loss per share, basic and diluted	$(3.94)	$(6.13)	$2.19
Weighted average shares outstanding, basic and diluted	93,046	77,631	15,415
Net loss for the nine months ended September 30, 2023 was $366.7 million, or $3.94 per share, as compared to $475.7 million, or $6.13 per share, for the same period in 2022. The decrease in net loss during the nine months ended September 30, 2023 was primarily due to the decline in cost of sales and research and development expenses associated with our COVID-19 Program, partially offset by a decrease in revenue from product sales.
The increase in weighted average shares outstanding for the nine months ended September 30, 2023 is primarily a result of sales of our common stock.

Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our product sales and royalties under licensing arrangements with our strategic partners; funding and repayments under our grant agreements; our projected activities related to the manufacturing and commercial support of our COVID-19 Program, including significant commitments under various CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our influenza vaccine candidate and potential combination vaccines candidates, which are in various stages of development.
We have entered into supply agreements, sometimes referred to as APAs, with Gavi, the Vaccine Alliance (“Gavi”); the EC; and various countries globally. We also have grant and license agreements. As of September 30, 2023, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the license agreements, our advance purchase agreement with Gavi (the “Gavi APA”) and the reduction in doses related to the Amended and Restated UK Supply Agreement (as defined below), was approximately $2 billion, of which $801.0 million is included in Deferred revenue in our consolidated balance sheet. Failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under our APAs may require us to refund portions of upfront or other payments or result in reduced future payments, which could adversely impact our ability to realize revenue from our unsatisfied performance obligations. The timing to fulfill performance obligations related to grant agreements will depend on the results of our research and development activities, including clinical trials. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype NVX-CoV2373 vaccine under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones.
On October 3, 2023, our updated vaccine received EUA from the U.S. FDA for active immunization to prevent COVID-19 in individuals aged 12 and older. Immediately upon authorization, our updated vaccine has also been included in the recommendations issued by the CDC on September 12, 2023. Doses became available within the U.S. at many major pharmacy retailers, following the Center for Biologics Evaluation and Research release of vaccine batches.
Pursuant to the Fujifilm Settlement Agreement (see Note 4 to our consolidated financial statements in this Quarterly Report), we agreed to pay up to $185 million (the “Settlement Payment”) to Fujifilm in connection with the cancellation of manufacturing activity at FDBT under the Fujifilm CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance is to be paid in four equal quarterly installments of $34.3 million each, which began on March 31, 2023. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, we sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. We withheld the $34.3 million installment payment due to Fujifilm on September 30, 2023, pending resolution of the issues identified in the notice of breach. We paid the first two installments of $68.6 million during the nine months ended September 30, 2023, and the remaining balance of $68.6 million is reflected in Accrued expenses in our consolidated balance sheet. On October 30, 2023, FDBT filed a demand for arbitration with Judicial Arbitration and Mediation Services (“JAMS”) seeking payment of the third quarter installment of the Settlement Payment.
In August 2023, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with SK regarding the mutual release by the parties of all claims arising from or in relation to certain statements of work (“SOWs”) under the Development and Supply Agreement entered into in August 2020 and the Collaboration and License Agreement, entered into in February 2021 as amended in December 2021 and July 2022 in connection with the cessation of all drug substance and drug product manufacturing activity at SK for supply to us. Pursuant to the Settlement Agreement, we agreed to pay $149.8 million, of which (i) $130.4 million was paid in August 2023 and (ii) the remaining balance is to be paid on or before November 15, 2023. Under the Settlement Agreement, we also agreed with SK to a wind down plan with respect to the remaining products, materials and equipment under the SOWs (see Note 4 to our consolidated financial statements in this Quarterly Report).
In August 2023, we entered into a Securities Subscription Agreement (the “Subscription Agreement”) with SK, pursuant to which we agreed to sell and issue to SK, in a private placement (the “Private Placement”), 6.5 million shares of our common stock, par value $0.01 per share at a price of $13.00 per share for aggregate gross proceeds to us of approximately $84.5 million. The closing of the Private Placement occurred on August 10, 2023 (see Note 4 to our consolidated financial statements in this Quarterly Report).
In addition, we continue to assess our manufacturing needs and modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, and in doing so recognize that significant costs may be incurred. We currently depend exclusively on SIIPL and SLS for co-formulation and filling (other than in Europe), and PCI Pharma Services for finishing COVID-19 Vaccine in Europe and any delays or disruptions in these suppliers’ operations could prevent or delay the delivery of customer orders.
We have an APA with the Commonwealth of Australia for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In April 2023, we amended the Australia APA to reduce the number of doses to be delivered with a commensurate increase in the per-dose price, such that the total contract value of the Australia APA is maintained with doses to be delivered through 2024. In May 2023, we extended a credit for certain doses delivered in 2022 to Australia that qualified for replacement under the Australia APA. This credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot therefore was removed from the market. The credit will be applied against the future sale of doses to Australia. In July 2023, we amended the Australia APA to provide for replacement doses and to extend the delivery schedule through 2025.
We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). In April 2023, we amended the Canada APA to forfeit certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million received in the second quarter of 2023. In June 2023, we entered into an additional amendment (the “June 2023 Amendment”) to the Canada APA. Pursuant to the June 2023 Amendment, the parties revised the Canadian government’s previous commitment by (i) forfeiting certain doses of COVID-19 Vaccine previously scheduled for delivery, (ii) reducing the amount of doses of COVID-19 Vaccine due for delivery, (iii) revising the delivery schedule for the remaining doses of COVID-19 Vaccine to be delivered, and (iv) requiring use of the Biologics Manufacturing Centre (“BMC”) Inc. to produce bulk antigen for doses in 2024 and 2025. In connection with the forfeiture of doses of COVID-19 Vaccine, the Canadian government agreed to pay a total payment amount of $349.6 million to the Company in two equal installments in 2023, which total amount equals the remaining balance owed by the Canadian government with respect to such forfeited vaccine doses. The first installment was payable upon execution of the June 2023 Amendment and the second installment is contingent and payable upon our delivery of vaccine doses in the second half of 2023. The first installment of $174.8 million was received from the Canadian government in July 2023. If the Company fails to deliver COVID-19 vaccine doses to the Canadian government in the fourth quarter of 2023, the second installment of $174.8 million will be terminated and not be payable to the Company. The Canadian government may terminate the Canada APA, as amended, if we fail to achieve regulatory approval for use of BMC for COVID-19 Vaccine production on or before December 31, 2024. The June 2023 Amendment maintained the total contract value of the original Canada APA.
Pursuant to the June 2023 Amendment, we and the Canadian government will endeavor to expand our previously agreed in-country commitment to Canada and to partner to provide health, economic, and future pandemic preparedness benefits to Canada, which value may be provided through a number of activities, including without limitation, capital investments, the performance of activities or services, or the provision of technology or intellectual property licenses. Further, the parties will endeavor to enter into a memorandum of understanding (the “MOU”) to illustrate our ability to deliver such benefits over a 15-year period with an aggregate value of not less than 100% of the amount remaining to be paid under the June 2023 Amendment and ultimately received by us. As of September 30, 2023, we are in the process of negotiating the MOU. We agreed to hold $20.0 million in escrow for the benefit of the Canadian government, which amount is the sole recourse available to the Canadian government in the event of non-performance under the MOU.

In July 2022, we entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (as amended on September 26, 2022, the “Amended and Restated UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement, dated October 22, 2020, between the parties (the “Original UK Supply Agreement”). Under the Original UK Supply Agreement, the Authority agreed to purchase 60 million doses of prototype vaccine and made an upfront payment to us. Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, our timely achievement of supportive recommendations from the Joint Committee on Vaccination and Immunisation (the “JCVI”) that is approved by the UK Secretary of State for Health, with respect to use of the vaccine for (a) the general adult population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or (b) the general adolescent population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or as a primary series SARS-CoV-2 vaccination, excluding where that recommendation relates only to one or more population groups comprising less than one million members in the United Kingdom. If the Authority does not purchase the Conditional Doses or the number of such Conditional Doses is reduced below 15 million doses of prototype vaccine, we would have to repay up to $225 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.
As of November 30, 2022, the JCVI had not yet made a supportive recommendation with respect to our prototype vaccine, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses are contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the $112.5 million related to the November 30, 2022 triggering event. If we are unable to timely achieve a supportive recommendation from the JCVI by November 30, 2023, a reduction in the number of Conditional Doses from 7.5 million doses to zero will be triggered and we may be required to repay an additional $112.5 million in 2024.
Under the terms of the Gavi APA, we received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350.0 million in 2022 related to our achieving an emergency use license for our prototype vaccine by the WHO (the “Advance Payment Amount”). On November 18, 2022, we delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of prototype vaccine from us as required by the Gavi APA. As of November 18, 2022, we had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of September 30, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in our consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. We filed our Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to our Counterclaims. The arbitration hearing is scheduled for July 2024, with a written decision to follow. Arbitration is inherently uncertain, and while we believe that we are entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that we will be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.
In February 2023, the execution of Modification 17 to the USG Agreement included provisions requiring that the payment of $60.0 million of consideration associated with manufacturing work now be contingent upon meeting certain milestones, including the delivery of up to 1.5 million doses of prototype vaccine and development and regulatory milestones related to commercial readiness, expansion of the EUA and development of multiple vial presentations. We expect to substantially meet milestones and other performance requirements under the USG Agreement by December 31, 2023.
Our funding agreements currently include funding from the Coalition for Epidemic Preparedness Innovations (“CEPI”) in the form of one or more forgivable no interest term loans (“CEPI Forgivable Loan Funding”). Payments received under the CEPI Forgivable Loan Funding are only repayable if COVID-19 Vaccine manufactured by the CMO network funded by CEPI is sold to one or more third parties (which would have previously included, but is not limited to, any sales under our

Gavi APA prior to its termination), and such sales cover our costs of manufacturing such vaccine, not including manufacturing costs funded by CEPI. The timing and amount of any loan repayments is currently uncertain.
As of September 30, 2023, we had $666.4 million in cash and cash equivalents and restricted cash as compared to $1.3 billion as of December 31, 2022.
We funded our operations for the nine months ended September 30, 2023 primarily with cash and cash equivalents, revenue from product sales, together with revenue under the USG Agreement that support our COVID-19 Vaccine development activities and the sale of our common stock under our June 2021 and August 2023 Sales Agreements. In May 2023, we announced our plan to restructure our global footprint to reduce our planned expenditures. We anticipate our future operations to be funded primarily by revenue from product sales, revenue under our USG Agreement, our cash and cash equivalents, and other potential funding sources including equity financings, which may include at-the-market offerings under our August 2023 Sales Agreement, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(537,186)	$(298,121)	$(239,065)
Investing activities	(49,728)	(70,921)	21,193
Financing activities	(95,923)	133,548	(229,471)
Effect on exchange rate on cash, cash equivalents, and restricted cash	355	257	98
Net decrease in cash, cash equivalents, and restricted cash	(682,482)	(235,237)	(447,245)
Cash, cash equivalents, and restricted cash at beginning of period	1,348,845	1,528,259	(179,414)
Cash, cash equivalents, and restricted cash at end of period	$666,363	$1,293,022	$(626,659)
Net cash used in operating activities was $537.2 million for the nine months ended September 30, 2023, as compared to $298.1 million for the same period in 2022. The increase in cash used in operating activities is primarily due to a decrease in upfront payments received under our APAs, partially offset by the timing of payments to vendors.
Net cash used in investing activities was $49.7 million for the nine months ended September 30, 2023, as compared to $70.9 million for the same period in 2022. The decrease in cash used in investing activities is primarily due to lower expenditures on equipment and leasehold improvements.
Net cash used in financing activities was $95.9 million for the nine months ended September 30, 2023, as compared to net cash provided by finance activities of $133.5 million for the same period in 2022. The increase in cash used in financing activities in 2023 as compared with 2022, is primarily due to the $325 million repayment of our 3.75% Convertible notes during 2023, partially offset by an increase in net proceeds from the sales of our common stock under our June 2021 and August 2023 Sales Agreements and the Private Placement with SK.
Going Concern
The accompanying unaudited consolidated financial statements in Part I, Item 1, “Consolidated Financial Statements” of this Quarterly Report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. At September 30, 2023, we had $666.4 million in cash and cash equivalents and restricted cash. During the nine months ended September 30, 2023, we incurred a net loss of $366.7 million and had net cash flows used in operating activities of $537.2 million.
In accordance with Accounting Standards Codification 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. While our current cash flow forecast for the one-year going concern look forward period estimates that we have sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next twelve months, our ability to execute on certain cost-cutting initiatives and a pending matter subject to arbitration proceedings. Our revenue projections depend on our ability to successfully manufacture, distribute, or market our COVID-19 Vaccine for the 2023-2024 vaccination season, which is inherently uncertain and subject to a number of risks, including our ability to obtain regulatory authorization, the incidence of COVID-19 during the 2023-2024 vaccination season, our ability to timely deliver doses and commercial adoption and market acceptance of our updated vaccine.
Further, failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements may require the Company to refund portions of upfront and other payments or result in reduced future payments which could adversely affect our ability to continue as a going concern. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by us of the Gavi APA. The outcome of that arbitration is inherently uncertain, and it is possible we could be required to refund all or a portion of the remaining Advance Payment Amount of $696.4 million as of September 30, 2023. See Note 3 and Note 14 to our consolidated financial statements in this Quarterly Report for additional information related to the arbitration with Gavi. Management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.
In May 2023, we announced our Restructuring Plan, which includes a more focused investment in our COVID-19 Program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities, and infrastructure. The workforce reduction plan included an approximately 25% reduction in the Company’s global workforce, comprised of an approximately 20% reduction in full-time Company employees and the remainder comprised of contractors and consultants. We have decided to progress CIC toward late-stage development and, as such, we are assessing the impact on our workforce requirements and ability to meet our future needs. We incurred one time restructuring expenses of $14.6 million during the nine months ended September 30, 2023. See Note 15 to our unaudited consolidated financial statements in Part I for more details on restructuring. We expect the full annual impact of the cost savings to be realized in 2024 and approximately half of the annual impact to be realized in 2023 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which we operate.
Our ability to fund our operations is dependent upon revenue related to vaccine sales for our products and product candidates, if such product candidates receive marketing authorization and are successfully commercialized, and in particular our 2023-2024 vaccination season, which is inherently uncertain and subject to a number of risks, including the incidence of COVID-19 during the 2023-2024 vaccination season, regulatory authorization, ability to timely deliver doses and achieve commercial adoption and market acceptance of our updated vaccine; the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved; and management’s plans, which include completing cost reductions associated with our global restructuring and cost reduction plan. Our plans may include raising additional capital through a combination of equity and debt financings, collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of our COVID-19 Program and our other vaccine candidates, including an influenza vaccine candidate and a CIC vaccine candidate, remains uncertain. Also, the impact of our more focused investment in our COVID-19 Program, reduction to our pipeline spending, continued rationalization of our manufacturing network, reduction to our global workforce, and consolidation of our facilities and infrastructure remain uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $24 million as of September 30, 2023.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture prototype vaccine on a commercial scale and to secure the prototype vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses. On March 16, 2023, the plaintiffs filed a motion for class certification and to appoint class representatives and counsel. The Company filed its opposition to the plaintiffs’ motion on September 22, 2023.
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
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order. This includes staying the deadline for the individual defendants to respond to the consolidated amended complaint.

On July 21, 2022, the Maryland Court issued a memorandum opinion and order remanding the Kirst Action to state court. On December 6, 2022, the parties to the Kirst Action filed a stipulated schedule pursuant to which the plaintiffs were expected to file an amended complaint on December 22, 2022, and either (i) the parties would file a stipulated stay of the Kirst Action or (ii) the defendants would file a motion to stay the case by January 23, 2023. The plaintiffs filed an amended complaint on December 30, 2022. On January 23, 2023, defendants filed a motion to stay the Kirst action. On February 22, 2023, the parties in the Kirst Action filed for the Court’s approval of a stipulation staying the Kirst Action pending the resolution of defendants’ motion to dismiss in the Second Consolidated Derivative Action. On March 22, 2023, the Court entered an order staying the Kirst Action pending resolution of the motion to dismiss in the Second Consolidated Derivative Action. The parties continue to discuss next steps in the litigation following the Maryland Court’s ruling on the motion to dismiss the Second Consolidated Derivative Action.
On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the Delaware Court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. On January 9, 2023, following the ruling on the motion to dismiss the Sinnathurai Action, the Delaware Court entered an order granting the Mesa Action parties’ request to set a briefing schedule in connection with a motion to stay by defendants. On February 28, 2023, the court granted the defendants’ motion and stayed the Mesa Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On August 31, 2023, the Mesa plaintiffs filed a motion to lift the stay in the Mesa Action. On October 6, 2023, the Company filed an opposition to plaintiff’s motion to lift the stay. On October 17, 2023, the Mesa plaintiff filed his reply in further support of his motion to lift the stay.
On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta Action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On October 13, 2023, the parties filed, and the Delaware Court entered, a stipulated order providing that (i) if the Delaware Court declines to lift the stay in the Mesa Action, the Acosta Action will also remain stayed, and (ii) if the Delaware Court lifts the stay in the Mesa Action, the stay in the Acosta Action will also be lifted.
On April 17, 2023, the Needelman Action was filed. On July 12, 2023, the parties filed a stipulation and proposed order to stay the Needelman Action pending the Maryland Court’s decision on the motion to dismiss in the Second Consolidated Derivative Action. The court entered that order on July 17, 2023. The parties continue to discuss next steps in the litigation following the Maryland Court’s ruling on the motion to dismiss the Second Consolidated Derivative Action. The financial impact of this claim, as well as the claims discussed above, is not estimable.
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of prototype vaccine from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contends that, based on its purported termination of the Gavi APA, it is entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of September 30, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. The arbitration hearing is scheduled for July 2024, with a written decision to follow. Arbitration is inherently uncertain, and while we believe that we are entitled to retain the remaining Advance Payment Amount received from Gavi, it is possible that we could be required to refund all or a portion of the remaining Advance Payment Amount from Gavi.

On September 30, 2022, the Company, FUJIFILM Diosynth Biotechnologies UK Limited (“FDBK”), FUJIFILM Diosynth Biotechnologies Texas, LLC (“FDBT”), and FUJIFILM Diosynth Biotechnologies USA, Inc. (“FDBU” and together with FDBK and FDBT, “Fujifilm”) entered into a Confidential Settlement Agreement and Release (the “Fujifilm Settlement Agreement”) regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the Commercial Supply Agreement (the “CSA”) dated August 20, 2021 and Master Services Agreement dated June 30, 2020 and associated statements of work (the “MSA”) by and between the Company and Fujifilm. The MSA and CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to the Company’s prototype vaccine under the associated statements of work. Pursuant to the Fujifilm Settlement Agreement, the Company agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld the $34.3 million installment payment due to Fujifilm on September 30, 2023, pending resolution of the issues identified in the notice of breach. On October 30, 2023, FDBT filed a demand for arbitration with JAMS seeking payment of the withheld installment payment.
We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 28, 2023, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, which was filed with the SEC on May 9, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was filed with the SEC on August 8, 2023. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, for the fiscal year ended December 31, 2022, the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 other than as described below.
Risks Related to Employee Matters, Managing Growth and Information Technology

Given our current cash position and cash flow forecast, and significant uncertainties related to 2023 revenue, and our pending arbitration with Gavi, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that the financial statements included in this Quarterly Report were issued.
Our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. At September 30, 2023, we had $666.4 million in cash and cash equivalents and restricted cash. During the nine months ended September 30, 2023, we incurred a net loss of $366.7 million and had net cash flows used in operating activities of $537.2 million.
While our current cash flow forecast for the one-year going concern look forward period estimates that we have sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to the following:
•    Revenue: The Company’s revenue projections depend on its ability to successfully manufacture, distribute and market its COVID-19 Vaccine for the 2023-2024 vaccination season, which is inherently uncertain and subject to a number of risks, including regulatory authorization, ability to timely deliver doses and commercial adoption and market acceptance. Further, failure to meet regulatory milestones, timely obtain supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements may require the Company to refund portions of upfront and other payments or result in reduced future payments.

•    Pending Arbitration: On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration regarding an alleged material breach by us of the Gavi APA. The outcome of that arbitration is inherently uncertain, and it is possible we could be required to refund all or a portion of the remaining advance payments of $696.4 million. See Note 3 and Note 14 to our consolidated financial statements in this Quarterly Report for additional information related to the arbitration with Gavi.
Management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.
Our ability to fund Company operations is dependent upon revenue related to vaccine sales for our products and product candidates, if such product candidates receive marketing authorization and are successfully commercialized, and in particular the 2023-2024 vaccination season, which is inherently uncertain and subject to a number of risks, including the incidence of COVID-19 during the 2023-2024 vaccination season, regulatory authorization, ability to timely deliver doses and achieve commercial adoption and market acceptance of its updated vaccine; the resolution of certain matters, including whether, when, and how the dispute with Gavi is resolved; and management’s plans, which include cost reductions associated with the restructuring of our global footprint. Management’s plans may also include raising additional capital through a combination of equity and debt financing, collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements. In May 2023, we announced a global restructuring and cost reduction plan. This plan includes a more focused investment in our COVID-19 Program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities and infrastructure. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of our COVID-19 Program and our other vaccine candidates, including an influenza vaccine candidate and CIC vaccine candidate, remains uncertain. Also, the impact of the Company’s more focused investment in its COVID-19 Program, reduction to its pipeline spending, continued rationalization of its manufacturing network, reduction to its global workforce, and consolidation of its facilities and infrastructure remain uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On August 8, 2023, we entered into a Securities Subscription Agreement (the “Subscription Agreement”) with SK, pursuant to which we agreed to sell and issue to SK, in a private placement (the “Private Placement”), 6.5 million shares of the Company’s common stock, par value $0.01 per share at a price of $13.00 per share for aggregate gross proceeds to us of approximately $84.5 million. The proceeds from the Private Placement will be used for general corporate purposes, including but not limited to, working capital, capital expenditures, research and development expenditures, clinical trial expenditures, commercialization activities, acquisitions and other strategic purposes. We recognized the shares at the settlement date fair value of $46.5 million (see Note 4 to our consolidated financial statements in this Quarterly Report). The closing of the Private Placement occurred on August 10, 2023.
Item 5.    Other Information
During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*±	Settlement Agreement and General Release, dated August 8, 2023, between the Company and SK bioscience Co., Ltd.

10.2*±
Securities Subscription Agreement, dated as of August 8, 2023, between the Company and SK bioscience Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023 (File No. 000-26770))

10.3*±
Amendment No. 4 to Advanced Purchase Agreement, dated as of July 5, 2023, between the Company and the Commonwealth of Australia as Represented by the Department of Health (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 000-26770))

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2023 and 2022, (iii) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three- and nine-month periods ended September 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

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

NOVAVAX, INC.

Date: November 9, 2023	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)