Form 10-K
period 2023-12-31
NOVAVAX INC
filed 2024-02-28
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to      .
Commission File No. 000-26770
NOVAVAX, INC.
(Exact name of Registrant as specified in its charter)

Delaware		22-2816046
(State of incorporation)		(I.R.S. Employer Identification No.)

700 Quince Orchard Road,
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on the last reported sale price of Registrants common stock on June 30, 2023 on the Nasdaq Global Select Market) was approximately $699,000,000.
As of February 23, 2024, there were 139,953,143 shares of the Registrant’s common stock outstanding.
Documents incorporated by reference: Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2023 in connection with the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

NOVAVAX, INC.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “Novavax,” the “Company,” “we,” “us,” and “our” refer to Novavax, Inc. including its wholly-owned subsidiaries (unless the context otherwise indicates). All references in this Annual Report on Form 10-K to "NVX-CoV2373,” or “prototype vaccine” refer to our Nuvaxovid™ prototype COVID-19 vaccine, and all references to “NVX-CoV2601,” or “updated vaccine” refer to our Nuvaxovid™ updated COVID-19 vaccine. We refer to our prototype vaccine and updated vaccine, collectively, as our “COVID-19 Vaccine”. Local regulatory authorities have also specified nomenclature for the prototype and updated vaccines for labeling within their territories (e.g., “Novavax COVID-19 Vaccine, Adjuvanted” and “Novavax COVID-19, Adjuvanted (2023-2024 Formula),” respectively, for the U.S.). The Company’s partner, Serum Institute of India Pvt. Ltd., markets NVX-CoV2373 as “Covovax™.”
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
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Please also see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

•The regulatory and commercial success of our COVID-19 Vaccine remains uncertain. While we have received full marketing authorization provisional registration, conditional marketing authorization (“CMA”), or emergency use authorization (“EUA”) for our prototype COVID-19 Vaccine and our updated COVID-19 vaccine in a number of jurisdictions, we may be unable to obtain full regulatory approvals in the United States (“U.S.”) or other jurisdictions for our updated vaccine or new versions in the future, or produce a successful vaccine in a timely manner, if at all.

•The emergence and transmissibility of variants of the SARS-CoV-2 virus, and the demand for bivalent vaccines, may affect market acceptance or sales of our COVID-19 Vaccine, and our strategy to develop new versions of our COVID-19 Vaccine to protect against certain variants may not be successful.

•We are a biotechnology company and face significant risk in developing, manufacturing, and commercializing our products and product candidates.

•Because we depend on third parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products and product candidates.

•We are highly dependent on the commercial success of our COVID-19 Vaccine, and even though we have received provisional registration, CMA, or EUA or full marketing authorization in certain jurisdictions for our COVID-19

Vaccine, and even if we have products licensed in additional markets, our vaccine products may not be initially or ever profitable.

•The risks associated with COVID-19 and related governmental public health policies continue to evolve, which may have unpredictable effects on the prospects for commercial success of our COVID-19 commercial program.

•Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.

•There is significant competition in the development of a vaccine against COVID-19 and a combined vaccine against COVID-19 and influenza, and we may never see returns on the significant resources we are devoting to our vaccine candidates.

•We may not succeed in obtaining full U.S. Food and Drug Administration (“U.S. FDA”) licensure or foreign regulatory approvals necessary to sell our vaccine candidates.

•Our product candidates might fail to meet their primary endpoints in clinical trials, meaning that we will not have the clinical data required to support full regulatory approvals.

•The regulatory pathway for our COVID-19 Vaccine is continually evolving, and such evolution may result in unexpected or unforeseen challenges.

•We have conducted, are conducting, and plan to conduct in the future, a number of clinical trials for our COVID-19 Vaccine at sites outside the U.S. and the U.S. FDA may not accept data from trials conducted in such locations.

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

•Given our current cash position and cash flow forecast, and significant uncertainties related to 2024 revenue, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that the financial statements included in this Annual Report were issued.

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
PART I
Item 1.    BUSINESS
Overview
Novavax, Inc., together with our wholly owned subsidiaries, is a biotechnology company that promotes improved global health through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. Our proprietary recombinant technology platform harnesses the power and speed of genetic engineering to efficiently produce highly immunogenic nanoparticle vaccines designed to address urgent global health needs.

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
We have developed an updated COVID-19 vaccine for the 2023-2024 vaccination season. In October 2023, the U.S. FDA granted EUA for our updated vaccine for active immunization to prevent COVID-19. The updated vaccine is authorized as (1) a single dose in individuals 12 years and older who have been vaccinated with any COVID-19 vaccine at least 2 months after receipt of the last previous dose of COVID-19 vaccine, and (2) a series of 2 doses administered 3 weeks apart to individuals 12 years and older who were not previously vaccinated with any COVID-19 vaccine. Our updated vaccine is available within the U.S. at many major pharmacy retailers. Outside the U.S. for our updated vaccine, in January 2024, we were granted marketing authorization by the United Kingdom’s (“UK”) Medicines and Healthcare Products Regulatory Agency (“MHRA”), in December 2023, we were granted expanded authorization by Health Canada, and in October 2023, we were granted approval by the European Commission (“EC”). We are committed to supplying of our key target markets through advance purchase agreements (“APAs”) covering such markets. We continue to work closely with regulatory authorities in many jurisdictions for authorization of our updated vaccine. We previously developed a prototype COVID-19 vaccine, which has received full marketing authorization (“MA”), marketing approval, interim authorization, provisional approval, CMA, from multiple regulatory authorities in over 40 countries globally. We continue to progress our regulatory authorizations for our prototype vaccine in select territories, as we believe these may facilitate authorization of our vaccine candidates for updated strains in the future.

Additionally, we are developing a COVID-19 Influenza Combination (“CIC”) vaccine candidate. Our other areas of focus include providing Matrix-M™ adjuvant for collaborations, including in R21/Matrix-M™ adjuvant malaria vaccine, which in December 2023 received prequalification from the World Health Organization (“WHO”) and previously received authorization in several countries, as well as other preclinical vaccine research with our Matrix-M™ adjuvant, including through a partnership with the Bill & Melinda Gates Medical Research Institute.

We were incorporated in 1987 under the laws of the State of Delaware. Our principal executive offices are located at 700 Quince Orchard Road, Gaithersburg, Maryland, 20878, and our telephone number is (240) 268-2000. Our common stock is listed on the Nasdaq Global Select Market under the symbol “NVAX.”
Technology Overview
We believe our recombinant nanoparticle vaccine technology, together with our proprietary Matrix-M™ adjuvant, is well suited for the development and commercialization of vaccine candidates targeting a broad scope of respiratory and other endemic and emerging infectious diseases at scale.
Recombinant Nanoparticle Vaccine Technology
Once a target of interest has been identified, the genetic sequence encoding the antigen is selected for developing the vaccine construct. The genetic sequence may be optimized to enhance protein stability or confer resistance to degradation. This genetic construct is inserted into the baculovirus Spodoptera frugiperda (“Sf-/BV”) insect cell-expression system, which enables efficient, large-scale expression of the optimized protein. The Sf-/BV system produces protein-based antigens that are properly folded and modified—which can be critical for functional, protective immunity. Protein antigens are purified and organized around a polysorbate-based nanoparticle core in a configuration that resembles their native presentation. This results in a highly immunogenic nanoparticle that is ready to be formulated with Matrix-M™ adjuvant.
Matrix-M™ Adjuvant
Our proprietary Matrix-M™ adjuvant has been a key differentiator within our platform. This adjuvant has enabled potent, well-tolerated, and durable efficacy by stimulating the entry of antigen presenting cells (“APCs”) into the injection site and enhancing antigen presentation in local lymph nodes. This in turn activates APCs, T-cell and B-cell populations, and plasma cells, which promotes the production of high-affinity antibodies. This potent mechanism of action enables a lower dose of antigen to achieve the desired immune response, thereby contributing to increased vaccine supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.

We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including the R21/Matrix-M™ adjuvant malaria vaccine created by the Jenner Institute, University of Oxford. The R21/Matrix-M™ adjuvant vaccine has been licensed to Serum Institute of India Pvt. Ltd. (“SIIPL”) for commercialization and in December 2023 received prequalification by the WHO, along with authorizations received earlier in the year in Burkino Faso, Ghana, and Nigeria. Additionally, in May 2023, we entered into a 3-year agreement with the Bill & Melinda Gates Medical Research Institute to provide our Matrix-M™ adjuvant for use in preclinical vaccine research. In June 2023, we signed a material transfer agreement with SK bioscience Co., Ltd. (“SK”) for use of our Matrix-M™ adjuvant in preclinical vaccine experiments for shingles, influenza, and pan-sarbecovirus vaccine. Our adjuvant technology is also being used by commercial partners as a key component in veterinary vaccines against equine influenza and Strangles, as well as the manufacture of black-widow anti-venom.

COVID-19 Vaccine Regulatory and Licensure
We have received full authorizations in select territories for our prototype vaccine developed for the 2022-2023 COVID-19 vaccination season and continue to receive authorizations for our updated vaccine developed for the 2023-2024 COVID-19 vaccination season in accordance with the updated strain protocol guidance. We continue to progress our regulatory authorizations for our prototype vaccine in select territories, as we believe these may facilitate authorization of our vaccine candidates for updated strains in the future. Additionally, we progress our regulatory authorizations for our updated vaccine and plan to continue to do so for subsequent future variant strains for each annual respiratory season.
Within the U.S. market, our updated vaccine received EUA in October 2023 from the U.S. FDA to prevent COVID-19 in individuals aged 12 and older. Our updated vaccine is marketed in the U.S. under the name Novavax COVID-19 Vaccine, Adjuvanted (2023-2024 Formula). The formulation for our updated vaccine aligns with global harmonized guidance from the U.S. FDA, the European Medicines Agency (“EMA”), and WHO recommendations for the 2023-2024 vaccination season. In September 2023, the U.S. Centers for Disease Control and Prevention (“CDC”) Advisory Committee on Immunization Practices (“ACIP”) voted in favor of a recommendation for the use of 2023-2024 monovalent XBB containing COVID-19 vaccines authorized under EUA or approved by Biologics License Application (“BLA”) in individuals 6 months and older, which was adopted by the CDC Director. The U.S. FDA’s grant of EUA and CDC’s September 2023 recommendation makes our updated vaccine the only protein-based non-mRNA COVID-19 vaccine available in the U.S.
Outside of the U.S. market, we continue to progress regulatory authorizations for our updated vaccine globally. We highlight as follows our fourth quarter 2023 and subsequent authorizations received through the date of filing this Annual Report on Form 10-K.
In January 2024, we were granted marketing authorization by the UK MHRA for our updated vaccine, marketed under the name Nuvaxovid™ XBB.1.5 Vaccine, in individuals aged 12 and older.

In December 2023, we were granted expanded authorization by Health Canada and EUA by the Taiwan Food and Drug Administration for our updated vaccine, marketed under the name Nuvaxovid™ XBB.1.5 Vaccine, in individuals aged 12 and older.
In November 2023, our updated vaccine received EUA in South Korea where SK bioscience has exclusive commercial rights to our updated vaccine. Additionally, in November 2023, we were granted emergency use license (“EUL”) by the WHO for our updated vaccine, marketed under the name Nuvaxovid™ XBB.1.5 Vaccine, in individuals aged 12 and older. The EUL assists WHO member states in assessing vaccines with the aim of expediting availability and enables the WHO’s 194 member states to expedite regulatory approvals to import and administer the vaccine.
In October 2023, we were granted approval by the EC for our updated vaccine in individuals aged 12 and older, which followed the positive opinion for approval from the Committee for Medicinal Products for Human Use of the EMA. We expect to deliver doses to European countries pursuant to existing APAs.
We have previously received authorizations for our prototype COVID-19 vaccine in over 40 countries globally including from major regulatory agencies such as the U.S. FDA, WHO, EMA, and MHRA. To date, we have received full MA, approval, interim authorization, provisional approval, CMA, and EUA for the adult population, aged 18 and older, the adolescent population, aged 12 to 17 years, and the pediatric population, aged 7 to 11 years in select territories. The regulatory authorizations for our prototype vaccine include primary series and both homologous and heterologous booster indications within specific countries. For the territories in which our vaccine has received regulatory authorizations, our prototype vaccine is marketed under the names (i) Nuvaxovid™ (SARS-CoV-2 rS Recombinant, adjuvanted), (ii) Covovax™ (manufacturing and commercialization by SIIPL), or (iii) Novavax COVID-19 Vaccine, Adjuvanted.
In October 2023, our prototype vaccine received full marketing authorization in the UK from the MHRA in individuals aged 12 and older, full approval in Singapore from Singapore’s Health Sciences Authority in individuals aged 12 and older, full registration in Australia from Australia’s Therapeutic Goods Administration as a booster in individuals aged 12 and older, and authorization in the EU from EMA for use as a booster in adolescents aged 12 through 17 years. We believe these authorizations for our prototype vaccine may facilitate authorizations of our vaccine candidates for our COVID-19 vaccine strain updates in the future.
We are working to continue to expand our label for heterologous boosting in adults and adolescents, to expand our label for primary and re-vaccination in younger children, and to achieve supportive policy recommendations enabling broad market access. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate global access to our COVID-19 vaccine.
APAs
We have entered into APAs (also referred to as “supply agreements” throughout this Annual Report on Form 10-K) with the EC and various countries globally. The APAs typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. Such upfront payments generally become non-refundable upon our achievement of certain development milestones. We currently have approximately $2 billion in committed APAs anticipated for future delivery.
We had an APA with the EC, acting on behalf of various European Union member states to supply a minimum of 20 million and up to 100 million initial doses of prototype vaccine, with the option for the EC to purchase an additional 100 million doses up to a maximum aggregate of 200 million doses in one or more tranches through 2023. In 2022, we were notified by the EC that it was cancelling approximately 7 million doses of its prior commitment originally scheduled for delivery in the first and second quarters of 2022, in accordance with the APA, and reducing the order to approximately 63 million doses. In January 2023, we finalized a revised delivery schedule for the remaining 20 million committed doses under the APA that were originally scheduled for delivery during the first and second quarters of 2022. The APA expired in August 2023 and required that any open and outstanding orders from European Union member states be satisfied by February 2024. Since August 2023, any additional doses have been managed by amending outstanding orders with deliveries made by February 2024.
We have an APA with the Commonwealth of Australia for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In April 2023, we amended the Australia APA to reduce the number of doses to be delivered with a commensurate increase in the per-dose price, such that the total contract value of the Australia APA is maintained with doses to be delivered through 2024. In May 2023, we extended a credit for certain doses delivered in 2022 to Australia that qualified for replacement under the Australia APA. This credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot therefore was removed from the market. The credit will be applied against the future sale of doses to Australia. In July 2023, we amended the Australia APA to provide for replacement doses and to extend the delivery schedule through 2025. As of February 2024, we had not yet received Therapeutic Goods Administration (“TGA”) authorization or delivered doses as contemplated in the July 2023 amendment and are in active discussions with the Australian government on both the TGA authorization and delivery of the doses previously scheduled for the fourth quarter of 2023. In February 2024, we received notice from the Australian government purporting to cancel its order for such prototype vaccine doses. We believe the cancellation was not proper under the amended Australia APA. However, if such a cancellation were determined to be allowable, $6.0 million of the deferred revenue would become a credit towards future deliveries of doses and approximately $48 million of the contract value related to future deliverables would no longer be available.
We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). In April 2023, we amended the Canada APA, pursuant to which the Canadian government forfeited certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million, which we received in the second quarter of 2023. In June 2023, we entered into an additional amendment (the “June 2023 Amendment”) to the Canada APA. Pursuant to the June 2023 Amendment, (i) the Canadian government forfeited certain doses of COVID-19 Vaccine previously scheduled for delivery and agreed to pay a total amount of $349.6 million to us in two equal installments, which total amount equaled the remaining balance owed by the Canadian government with respect to such forfeited vaccine doses, (ii) the amount of doses of COVID-19 Vaccine due for delivery was reduced, (iii) the delivery schedule for the remaining doses of COVID-19 Vaccine to be delivered was revised, and (iv) the parties agreed Novavax would use the Biologics Manufacturing Centre (“BMC”) Inc. to produce bulk antigen for doses in 2024 and 2025. The June 2023 Amendment maintained the total contract value of the original Canada APA. The first Installment of $174.8 million was payable upon execution of the June 2023 Amendment and received by Novavax in July 2023, and the second installment of $174.8 million was contingent and payable upon the delivery of vaccine doses in the second half of 2023 and received by Novavax in January 2024. The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for our COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Our 2024 plans do not currently anticipate the submission for regulatory approval of our COVID-19 Vaccine using bulk antigen produced at BMC, and we plan to work with the Canadian government on an amendment that addresses possible alternatives, which may not be achievable. As of December 31, 2023, $102.8 million was classified as short-term Deferred revenue and $485.3 million was classified as long-term Deferred revenue with respect to the Canadian APA on our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available (see Note 3 to our consolidated financial statements). In the event that the contract is terminated, we would consider competing in the Canadian commercial market. Pursuant to the June 2023 Amendment, Novavax and the Canadian government will endeavor to expand the previously agreed in-country commitment to Canada and to further partner to provide health, economic, and future pandemic preparedness benefits to Canada, which value may be provided through a number of activities, including without limitation, capital investments, the performance of activities or services, or the provision of technology or intellectual property licenses. Further, the parties will endeavor to enter into a memorandum of understanding (the “MOU”) to illustrate our ability to deliver such benefits over a 15-year period with an aggregate value of not less than 100% of the amount remaining to be paid under the June 2023 Amendment and ultimately received by us. As of December 31, 2023, discussions regarding the MOU were ongoing. We agreed to hold $20.0 million of the second installment payment received in January 2024 in escrow for the benefit of the Canadian government, which amount is the sole recourse available to the Canadian government in the event of non-performance under the MOU.
In July 2022, we entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (as amended on September 26, 2022, the “Amended and Restated UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement, dated October 22, 2020, between the parties (the “Original UK Supply Agreement”). Under the Original UK Supply Agreement, the Authority agreed to purchase 60 million doses of prototype vaccine and made an upfront payment to us. Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, our timely achievement of supportive recommendations from the Joint Committee on Vaccination and Immunisation (the “JCVI”) that is approved by the UK Secretary of State for Health, with respect to use of the vaccine for (a) the general adult population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or (b) the general adolescent population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or as a primary series SARS-CoV-2 vaccination, excluding where that recommendation relates only to one or more population groups comprising less than one million members in the United Kingdom. If the Authority did not purchase the Conditional Doses or if the number of such Conditional Doses was reduced below 15 million doses of prototype vaccine, we would have to repay up to $225 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.
As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to prototype vaccine, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses were contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the $112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero. As of February 2024, the Company is in discussions with the Authority regarding the treatment of the remaining upfront payment previously received of $112.5 million, which is reflected in Other current liabilities.
In May 2021, we entered into an APA with Gavi, the Vaccine Alliance (“Gavi” and “the Gavi APA”). Under the terms of the Gavi APA and a separate purchase agreement between Gavi and SIIPL, 1.1 billion doses of the prototype vaccine were to be made available to countries participating in the COVAX Facility, which was established to allocate and distribute vaccines equitably to participating countries and economies. We expected to manufacture and distribute 350 million doses of the prototype vaccine to countries participating in the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL was expected to manufacture and deliver the balance of the 1.1 billion doses of prototype vaccine to low- and middle-income countries participating in the COVAX Facility. We expected to deliver doses with antigen and adjuvant manufactured at facilities directly funded under our funding agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”), with initial doses supplied by SIIPL and Serum Life Sciences Limited (“SLS”) under a supply agreement. We expected to supply significant doses that Gavi would allocate to low-, middle- and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi could prioritize such doses to low- and middle- income countries, at lower prices. Additionally, we could provide additional doses of prototype vaccine, to the extent available from CEPI-funded manufacturing facilities, in the event that SIIPL could not materially deliver expected vaccine doses to the COVAX Facility. Under the agreement, we received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350.0 million in 2022 related to our achieving an emergency use license for our prototype vaccine by the WHO (the “Advance Payment Amount”).
On November 18, 2022, we delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of our prototype vaccine from us as required by the Gavi APA. As of November 18, 2022, we had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that we had repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contended that, based on its purported termination of the Gavi APA, it was entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. The remaining Gavi Advance Payment Amount, which was $696.4 million as of December 31, 2023 has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. We filed our Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to our Counterclaims. On February 16, 2024, we and Gavi entered into a Termination and Settlement Agreement (the “ Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings and releasing both parties of all claims arising from, under or otherwise in connection with the Gavi APA. Pursuant to the Settlement Agreement, we are responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which we paid on February 20, 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the first quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of our vaccines for supply to certain low-income and lower-middle income countries. We have the right to price the vaccines offered to such low-income and lower-middle income countries at our discretion, and, when utilized by Gavi, we will credit the actual price per vaccine paid against the applicable credit. We intend to price vaccines offered via the tender process, consistent with our shared goal with Gavi to provide equitable access to those countries. Also in the Settlement Agreement, we grant Gavi an additional credit of up to $225 million, which may be applied against any additional qualifying sales, exceeding the $80 million deferred payment amount in any calendar year, of our vaccines in such countries during such deferred payment term. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SIIPL under the SIIPL R21 Agreement (see Note 4 to our consolidated financial statements for more details on SIIPL R21 Agreement), which will continue for the deferred payment term of the Gavi Settlement Agreement.

Product Pipeline
(1)    Authorized in select geographies under trade names Novavax COVID-19 Vaccine, Adjuvanted; Covovax™; and Nuvaxovid™, and authorized in the U.S. under trade name, Novavax COVID-19 Vaccine, Adjuvanted (2023-2024 Formula); Ongoing post-authorization Phase 3 strain change trial.
(2)    Authorized in Ghana, Nigeria, and Burkina Faso; Commercialized by Serum Institute of India; Granted prequalification by the WHO.

Pipeline Overview
Our clinical pipeline encompasses vaccine candidates for infectious diseases, with our COVID-19 prototype vaccine (NVX-CoV2373) and our COVID-19 updated vaccine (NVX-CoV2601), as our lead products. Our prototype and updated vaccine has received authorizations for both adult and adolescent populations globally. Our updated vaccine has received authorization from the U.S. FDA, the EC, the WHO, and several other countries globally. We advanced our updated vaccine to a post-authorization Phase 3 safety and immunogenicity trial. Beyond our COVID-19 vaccine, our clinical pipeline includes a CIC vaccine candidate, in addition to our Matrix-M™ adjuvant being used for collaboration in R21/Matrix-M™ adjuvant malaria vaccine.

We are developing a CIC vaccine candidate, which combines our COVID-19 vaccine and our updated seasonal nanoparticle influenza vaccine candidate in a single formulation. We continue to progress a Phase 2 trial of our CIC vaccine candidate. We have selected the CIC dose formulation for advanced development, and contingent upon U.S. FDA concurrence, we are prepared to move directly into a Phase 3 trial in the second half of 2024 to support accelerated approval, with a potential launch in the U.S. in the fall of 2026.

In addition to our CIC vaccine candidate, we believe our partner-led R21/Matrix™ adjuvant malaria vaccine presents significant potential. Based on preliminary results from an ongoing Phase 3 trial in infants and toddlers in Africa, showing 72-79% efficacy, the R21/Matrix™ adjuvant malaria vaccine has been authorized in Ghana, Nigeria, and Burkina Faso, and in December 2023, was granted prequalification by the WHO.

Coronavirus Vaccine Clinical Development
We remain focused on expanding our COVID-19 vaccine label within the booster, adolescent, and pediatric indications. We continue to evaluate vaccine safety, immunogenicity, and effectiveness through ongoing clinical trials and collaborative evidence-generating real-world studies. We expect to leverage these clinical insights to advance additional regulatory approvals of our COVID-19 vaccine globally, amidst the evolving COVID-19 landscape.

Phase 3 Strain-Change and Re-vaccination Studies

Study 311 Part 2: In August 2023, we announced topline results demonstrating immunologic superiority of our bivalent prototype and Omicron BA.5 vaccine compared to our prototype vaccine (NVX-CoV2373) for Omicron BA.5 specific responses. This study is ongoing with the last patient visit expected to occur in the first quarter of 2024. This study design was developed in consultation with regulatory agencies to support our U.S. BLA and regulatory filings in other territories for our strain-change request for our updated vaccine (NVX-CoV2601), and to demonstrate that our protein-based vaccine can be successfully adapted to new variant strains.

Study 313: In September 2023, we fully enrolled 332 adults aged 18 and older in Part 1 of the study to evaluate the immunogenicity and safety of our updated vaccine (NVX-CoV2601) in previously mRNA vaccinated individuals. Preliminary topline results indicate that the study achieved its co-primary endpoints and successfully demonstrated immunological superiority of NVX-CoV2601 compared to our prototype vaccine for Omicron XBB.1.5 specific immune responses. In November 2023, we fully enrolled 338 adults aged 18 and older in Part 2 of the study which will evaluate the immunogenicity of our updated vaccine (NVX-CoV2601) in previously unvaccinated individuals. Part 2 topline results are expected in the second quarter of 2024. Data from Study 313 are intended to support BLA supplements and similar regulatory submissions in other territories for future variant strain formulations.

Study 314: In September 2023, we fully enrolled 401 adolescents aged 12 to 17 years who were previously vaccinated with mRNA vaccines to evaluate the immunogenicity of boosting with our updated vaccine (NVX-CoV2601) and with a bivalent format vaccine containing our updated vaccine (NVX-CoV2373 + NVX-CoV2601). These data are intended to support adolescent heterologous booster label expansion in some territories with topline results expected in the second quarter of 2024.

Phase 2b/3 Pediatric Hummingbird™ Study

In August 2023, we announced topline results from our Phase 2b/3 Hummingbird™ trial that met its primary endpoints in children aged 6 through 11 years demonstrating both tolerability and immunologic responses. We remain on track to submit data for this cohort to the U.S. FDA in the first half of 2024. This ongoing trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of our prototype vaccine (NVX-CoV2373), followed by a booster 6 months after the primary vaccination series. The trial includes three age de-escalation cohorts of 1,200 children each. The next cohort aged 2 through 5 years is fully enrolled, with topline results expected in the first quarter of 2024. The last cohort aged 6 to 23 months is fully enrolled and topline results are expected in the second quarter of 2024.

COVID-19 Vaccine Funding
We obtained critical funding from the U.S. government to support the development of COVID-19 Vaccine for the U.S. population, including $1.8 billion from a partnership formerly known as Operation Warp Speed. In July 2020, we entered into a Project Agreement (the “Project Agreement”) with Advanced Technology International, Inc. (“ATI”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership. The partnership was among components of the U.S. Department of Health and Human Services and the U.S. Department of Defense working to accelerate the development, manufacturing, and distribution of COVID-19 vaccines, therapeutics, and diagnostics. The Project Agreement relates to the Base Agreement we entered into with ATI in June 2020 (the “Base Agreement,” together with the Project Agreement, the “USG Agreement”). The original USG Agreement required us to conduct certain clinical, regulatory, and other activities, including a pivotal Phase 3 clinical trial to determine the safety and efficacy of prototype vaccine, and to manufacture and deliver to the U.S. government 100 million doses of the vaccine candidate. Funding under the USG Agreement is payable to us for various development, clinical trial, manufacturing, regulatory, and other activities. The USG Agreement contains terms and conditions that are customary for U.S. government agreements of this nature, including provisions giving the U.S. government the right to terminate the Base Agreement or the Project Agreement based on a reasonable determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the U.S. government’s interest. If the Project Agreement was terminated prior to completion, we were entitled to be paid for work performed and costs or obligations incurred prior to termination and consistent with the terms of the USG Agreement. As of December 31, 2023, we have recognized the full $1.8 billion-funding under the USG Agreement in grant revenue.
Our funding agreement with CEPI, under which CEPI agreed to fund up to $399.5 million to us to support the development of prototype vaccine, provided up to $257.0 million in CEPI Grant Funding and up to $142.5 million in CEPI Forgivable Loan Funding, which are loans in the form of one or more forgivable no-interest term loans to fund certain manufacturing activities and are not subject to restrictive or financial covenants. Payments received under the CEPI Forgivable Loan Funding are only repayable if project vaccine, as defined under the CEPI funding agreement, manufactured by the contract manufacturing organization (“CMO”) network funded by CEPI is sold to one or more third parties (which could include sales credited under the Gavi Settlement Agreement), and such sales cover our costs of manufacturing such vaccine, not including manufacturing costs funded by CEPI. The timing and amount of any loan repayments is currently uncertain.

A summary and status of our historical COVID-19 funding developments follows:

Funding Partner	Amount	Additional Details
CEPI	$399.5 million	•Funding of up to $399.5 million to support the development of prototype vaccine •To supply prototype vaccine through the COVAX Facility
U.S. Government through USG Agreement	$1.8 billion	•Allotted $1.8 billion to support the development of prototype vaccine •Full $1.8 billion recognized in revenue as of December 31, 2023
COVID-19-Influenza Combination Vaccine

Phase 2 Clinical Trial of COVID-19-Influenza Combination Vaccine
In November 2023, we shared that we previously evaluated 11 discrete CIC formulations in our Phase 2 dose-confirming trial, in which we then selected the CIC dose formulation and remain on track to initiate the Phase 3 trial. We also observed a favorable reactogenicity profile with our combination vaccine that was clinically indistinguishable from the licensed influenza vaccine comparators. This preliminary data suggests that our technology can increase the antigen load while maintaining acceptable tolerability. Pending regulatory concurrence from the U.S. FDA, we expect to initiate a pivotal Phase 3 trial for our CIC vaccine candidate in the second half of 2024, with potential accelerated approval and launch in the fall of 2026.
In May 2023, we announced preliminary topline data from our Phase 2 trial for CIC, stand-alone influenza, and high-dose COVID-19 vaccine candidates. All three vaccine candidates contain our Matrix-M™ adjuvant, showed preliminary robust immune responses, reassuring safety profiles, and reactogenicity that was comparable to the licensed influenza vaccine comparator arms. The Phase 2 dose-confirming randomized, observer-blinded trial evaluated the safety and effectiveness (immunogenicity) of different formulations of the CIC and influenza vaccine candidates, and higher doses of Novavax's COVID-19 vaccine in 1,575 adults aged 50 through 80 years. The CIC vaccine candidate achieved both anti-SARS-CoV-2 immunoglobulin G (IgG) and neutralizing levels comparable to our prototype vaccine. In addition, several of the combination formulations achieved responses to both SARS-CoV-2 and to the four homologous influenza strains that were comparable to the reference comparators, supporting their prioritization for advanced development.
High-dose COVID-19 Vaccine Study
Study 205: In October 2023, we completed enrollment in a Phase 2 trial to evaluate our high-dose COVID-19 vaccine for annual vaccination in 994 adults ages 50 years and older. The trial will compare immunogenicity levels of 5 micrograms of our prototype vaccine (NVX-CoV2373) against 5 micrograms, 35 micrograms, and 50 micrograms of our updated vaccine (NVX-CoV2601) that are matched with different levels of adjuvant. Data from this trial is intended to potentially support further development of a higher-dose formulation for older adults, similar to that of influenza vaccines. Topline results are expected in the first quarter of 2024.
Malaria
Malaria is a life-threatening disease caused by a parasite that infects mosquitos and is subsequently transmitted to humans. According to the 2023 WHO World Malaria Report, in 2022, there were an estimated 249 million malaria cases and 608,000 malaria-related deaths worldwide. We believe malaria has the potential to be preventable through our partner-led R21/Matrix-M™ adjuvant malaria vaccine, which in 2023 received authorization in several countries and prequalification by the WHO.
R21/Matrix-M™ Adjuvant Malaria Vaccine
R21/Matrix-M™ adjuvant malaria vaccine, formulated with our Matrix-M™ adjuvant is developed by our partner, the Jenner Institute, University of Oxford, and manufactured by SIIPL. We have an agreement with SIIPL related to its manufacture of R21/Matrix-M™ adjuvant malaria vaccine under which SIIPL purchases our Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-

to low-double digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
Phase 3 Clinical Trial of R21/Matrix-M™ Adjuvant Malaria Vaccine
R21/Matrix-M™ adjuvant malaria vaccine is being evaluated in an ongoing Phase 3 trial conducted by our partner, the Jenner Institute, University of Oxford. In February 2024, peer-reviewed results from the Phase 3 efficacy trial were published in The Lancet reporting R21/Matrix-M™ adjuvant malaria vaccine has a well-tolerated safety profile and offers high-level efficacy against clinical malaria in African children at sites of both seasonal and perennial transmission. This Phase 3 trial enrolled 4,800 children aged 5 to 36 months across five sites in four African countries with differing malaria transmission intensities and seasonality. The trial demonstrated efficacy of 75% when administered prior to the high transmission season during the 12 months following a three-dose series and efficacy of 68% when administered in an age-based schedule in regions where malaria is present perennially during the 12 months following the first three doses. This R21/Matrix-M™ adjuvant malaria vaccine is a low-cost vaccine and has the potential to make a substantial contribution to reducing the burden of malaria disease and deaths in sub-Saharan Africa.
R21/Matrix-M™ Adjuvant Malaria Vaccine Regulatory and Licensure

In December 2023, the WHO announced it prequalified the R21/Matrix-M™ adjuvant malaria vaccine to prevent malaria disease in children caused by the P. falciparum parasite in endemic areas. Prequalification status enables United Nations agencies to procure the vaccine for eligible countries and will enable rollout of the vaccine in mid-2024. The WHO recommended that the R21/Matrix-M™ adjuvant malaria vaccine be administered in a four-dose schedule beginning at five months of age.

In July 2023, R21/Matrix-M™ adjuvant malaria vaccine received authorization in Burkina Faso and in April 2023, received authorizations in Ghana and Nigeria.

License and Collaboration
Our commitment to partnering globally in efforts to further develop our COVID-19 Vaccine is demonstrated through our partnership with SIIPL to supply COVID-19 vaccines to India and low- and middle-income countries.

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
A summary of our license and collaboration agreements follows:
SIIPL
We previously granted SIIPL exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of our prototype vaccine, our proprietary COVID-19 variant antigen candidate(s), and our CIC vaccine candidate. SIIPL agreed to purchase our Matrix-M™ adjuvant, and we granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of our COVID-19 Vaccine in SIIPL’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. Novavax and SIIPL equally split the revenue from SIIPL’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. We also have a supply agreement with SIIPL and SLS under which SIIPL and SLS supply us with prototype vaccine, our proprietary COVID-19 variant antigen candidate(s), and our CIC vaccine candidate for commercialization and sale in certain territories, as well as a contract development manufacture agreement with SLS, under which SLS manufactures and supplies finished vaccine product to us using antigen drug substance and Matrix-M™ adjuvant supplied by us. In March 2020, we entered into an agreement with SIIPL that granted SIIPL a non-exclusive license for the use of Matrix-M™ adjuvant supplied by us to develop, manufacture, and commercialize R21/Matrix-M™ adjuvant, a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M™”). R21/Matrix-M™ adjuvant vaccine has been licensed to SIIPL for commercialization and in December 2023 received prequalification by the WHO. Under the agreement, SIIPL purchases our Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
Takeda
We have a collaboration and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) under which we granted Takeda an exclusive license to develop, manufacture, and commercialize the Company’s COVID-19 Vaccine in Japan. Under the agreement, Takeda purchases Matrix-M™ adjuvant from us to manufacture doses of COVID-19 Vaccine, and we are entitled to receive milestone and sales-based royalty payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of COVID-19 Vaccine. In September 2021, Takeda finalized an agreement with the Government of Japan’s Ministry of Health, Labour and Welfare ("MHLW") for the purchase of 150 million doses of its prototype vaccine. In February 2023, MHLW canceled the remainder of doses under its agreement with Takeda. As a result, it is uncertain whether we will receive future sales-based royalty payments from Takeda under the terms and conditions of their current collaboration and licensing agreement.
SK bioscience
We have a collaboration and license agreement with SK bioscience to manufacture and commercialize our prototype vaccine for sale to the governments of South Korea, Thailand, and Vietnam. SK bioscience pays a royalty in the low to middle double-digit range.

Manufacturing and Supply
We are committed to discovering, developing, and commercializing innovative vaccines to prevent serious infectious diseases and are exploring a number of combination vaccine candidates, including a CIC vaccine, directly and by leveraging our strategic global partnerships. In 2021 and 2020, we established a global supply chain and worldwide partnerships to support the commercialization of our prototype vaccine. In 2023 and 2022, we modified and continued to assess our manufacturing needs and our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for COVID-19 Vaccine.
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
Antigen Component of COVID-19 Vaccine
We manufacture the antigen component of our COVID-19 Vaccine at our Novavax CZ facility in the Czech Republic.
We have a supply agreement with SIIPL and SLS, an affiliate of SIIPL, for the manufacture of the antigen component of COVID-19 Vaccine and the co-formulation, fill, and finishing of the finished vaccine product. In May and August 2022, we expanded our license and supply arrangements with SIIPL to include our proprietary COVID-19 variant antigen candidate(s), and our CIC vaccine candidate, so that SIIPL can manufacture and commercialize a vaccine targeting COVID-19 variants, including the Omicron subvariants, and CIC vaccine, and supply such vaccines to us.
Finished COVID-19 Vaccine
In addition to the supply agreement with SIIPL and SLS for the co-formulation, fill, and finishing of the finished vaccine product, we have a contract development manufacture agreement with SLS, pursuant to which SLS will manufacture and supply finished vaccine product to us using antigen drug substance and Matrix-M™ adjuvant supplied by us. Currently, we depend primarily on this supply agreement for co-formulation, filling and finishing (other than in Europe) and our service agreement with PCI Pharma Services (“PCI”) for finishing in Europe.
Competition in COVID-19 and Combination Vaccines
The vaccine market is intensely competitive, characterized by rapid technological progress. Our technology is based upon utilizing the baculovirus expression system in insect cells to make recombinant vaccines. Our Matrix-M™ adjuvant has demonstrated a potent and well-tolerated effect by stimulating the entry of antigen presenting cells into the injection site and enhancing antigen presentation in local lymph nodes, boosting immune response. We believe this baculovirus expression system with our nanoparticle configuration formulated with our Matrix-M™ adjuvant offers many advantages compared to other technologies, such as enabling dose-sparing effects and refrigerator temperature storage that is well suited for developing COVID-19 and combination vaccines, as well as vaccines against a number of other infectious diseases.
A number of vaccine manufacturers, research institutions, and other organizations have developed a vaccine for SARS-CoV-2, the virus that causes COVID-19. A variety of different vaccine technologies are being studied, including nucleic acid (RNA/DNA), viral vectors, live attenuated or inactivated, and protein-based vaccines. Novavax is the first protein-based COVID-19 vaccine that received EUA by the U.S. FDA and a CMA by EMA in the European Union. As of February 2024, Novavax is one of three manufacturers that have a COVID-19 vaccine that has received authorization by the U.S. FDA for the 2023-2024 vaccination season, with the other manufacturers being Pfizer and Moderna. As of February 2024, the U.S. FDA has granted Pfizer and Moderna BLA approval for their updated vaccines in individuals 12 years and older and EUA for their updated vaccines in individuals 6 months to 11 years, while Novavax received EUA by the U.S. FDA for our updated vaccine in individuals 12 years and older. Based on our COVID-19 vaccine and its high efficacy against both the original and variant strains and its well-tolerated profile demonstrated in clinical trials, including two pivotal Phase 3 trials in the UK and U.S., we believe our vaccine candidate will continue to play an important role in addressing this global public health crisis.

Additionally, we believe that our platform is well suited for combination vaccines, for example influenza and COVID-19. Following our Phase 2 trial results, we have selected a CIC dose formulation and pending regulatory concurrence are on track to initiate a pivotal Phase 3 trial in the second half of 2024, with potential accelerated approval and launch in the fall of 2026. Other manufacturers, including Moderna and Pfizer, are in Phase 3 clinical trials with COVID-19-influenza combination candidates and have publicly disclosed an expected launch date as early as 2025.
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
Patent Rights; Licenses
We have intellectual property (patents, licenses, know-how) related to our vaccines, manufacturing processes, and other technologies. Currently, we have or have rights to over 630 U.S. and foreign patents and patent applications relating to vaccines and vaccine-related technologies.
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
We continue to prepare, file, and prosecute patent applications to provide broad and strong protection of our proprietary rights related to our vaccine products and our adjuvant program.
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
Human Capital
Employees
As of February 23, 2024, we have 1,543 full-time employees, of whom approximately 9% hold M.D. or Ph.D. degrees and approximately 20% hold other advanced degrees. Of our total workforce, approximately 68% of employees are engaged primarily in research, development, and manufacturing activities and approximately 32% of employees are engaged primarily in executive, business development, commercial, finance and accounting, legal, and administrative functions. Except for certain employees located in Europe, who are covered by collective agreements with trade unions pursuant to local law, none of our employees are represented by a labor union or works council and none of our employees have entered into a collective bargaining agreement with us.
To nurture, grow, and treat our employees fairly is an integral part of our culture. We are proud to have won a Silver Stevie Award in 2023 for Great Employer in the Pharmaceutical category. We believe this award reflects our investment in an exceptional work culture.
Compensation and Benefits; Health and Wellness
Our total rewards package is designed to attract, engage, motivate, and retain top talent. We strive to provide compensation, benefits, and services that help meet the varying needs of our employees. Our generous total rewards package for employees in the U.S. includes competitive market pay and comprehensive benefits, including insurance to protect and maintain health; income protection through our short- and long-term disability programs and life insurance; adoption assistance and paid parental leave programs; and services to assist in balancing work and personal life, such as backup child, adult, and elder care, and financial well-being programs, including monthly financial wellness seminars, one-on-one financial planning sessions, and debt and credit management support.
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

In addition, we offer the majority of employees the benefit of equity ownership in the Company through equity grants or participation in our employee stock purchase plan. We believe that equity compensation has been, and will continue to be, a critical component of our compensation package because it develops a culture of ownership among our employees and aligns their interests with the interests of our stockholders.
Recruitment, Development, and Training
The attraction, development, and retention of employees is a critical factor for our success. We utilize a variety of recruitment vehicles to source top talent, including strategic partnerships with search firms, leveraging social media channels, and a robust employee referral program. In 2023, we launched the Leading@Novavax competency model to define great leadership. At Novavax, everyone is a leader and this model and associated tools, resources, and programs develops leadership skills at all levels of the organization.
To support the growth and advancement of our employees, we offer tuition and continuing education reimbursement, and an array of training and professional development opportunities, including on-the-spot coaching with executive coaches and access to the LinkedIn Learning library of over 16,000 on-demand video tutorials that address skills, knowledge, and behaviors related to business, leadership, technology, and innovation. In the last 12 months, videos were viewed and completed over 40,000 times by our employees. In addition, approximately 135 employees have participated in spot coaching. We provide an Executive Development Program for employees identified as having high potential and for employees who have been identified as potential successors to leadership positions through our talent review and succession planning process. Our Executive Development Program includes executive coaching engagements and leadership development programs designed to strengthen our leadership bench and accelerate and prepare our top talent for future growth. The Executive Development Program includes a diverse and global group of 34 employees. Professional development learning series are available to all employees and focus on self-awareness, collaboration, hybrid working, leadership, and business acumen.
Internal Communications
We employ a variety of tools to facilitate open and direct communication, including global forums with executives, employee surveys, and engagement through forums and committees. Our executive leadership team recognizes the importance of increased employee engagement to the success of each individual’s career and to our success as a whole.
Diversity, Equity and Inclusion
Our culture of diversity, equity and inclusion (“DEI”) helps us to create, develop and leverage the strengths of our workforce to meet our growth objectives. Our multi-year DEI roadmap includes three pillars:
•Embed DEI into our hiring decisions and processes.
•Enable our employees, who we refer to as our SuperNovas, to live our values and thrive in a culture of inclusion.
•Equip our leaders and SuperNovas with the understanding, capability, education, tools and resources on DEI.
We acknowledge global DEI-related observances and we invest in training to build an inclusive culture and develop our leaders to access different perspectives when generating ideas and decision making. In 2023, we also made progress in increasing representation for women and minorities at the Executive level. We commenced and completed the reviews of three people processes, namely, Talent Acquisition, Promotion and Performance Management. We also have intentionally incorporated DEI principles into our Novavax Leadership Model. We believe our multi-year DEI strategy and roadmap will enable us to continuously improve and excel.
Empowering our Employees
In 2023, Novavax sought to motivate and empower employees through a variety of programs:
•Made charitable donations in employees’ name to other mission-driven organizations in the U.S., Sweden and Czech Republic through employee match and direct giving.

•Furthered personal and professional development by providing tuition and education reimbursement and providing access to professional coaching and Executive Development programming for high-potential employees.
Environmental, Social, and Governance
In addition to the DEI and human capital initiatives described above, a range of other initiatives related to environmental, social and governance (“ESG”) are underway. These include environmental sustainability, innovating for vaccine access and improving global health, empowering our employees and governing responsibly. We believe that our multi-stakeholder approach through these focus areas is critical to our long-term success and enhances value for our shareholders. Examples of initiatives supportive of these focus areas include the following:
Environmental Sustainability
•Resource management and greenhouse gas reduction strategy, which includes tracking emissions.
•An approach to Procurement that incorporates sustainability metrics into vendor evaluation and selection rubrics.
•Lease of approximately 170,000 square foot property in Gaithersburg, Maryland at 700 Quince Orchard Road, certified LEED Silver and designed with energy efficiency and sustainability measures in place.
•Conserving water (e.g., by replacing single-serve water bottles with refillable options) and monitoring energy use across multi-use leased and owned facilities.
•Award of WELL certifications at multiple leased facilities.
•Sustainable saponin sourcing from our partner Desert King, the key supplier of the Quillaja saponaria (Soapbark), a tree native to central Chile. Saponin is used to produce our Matrix-M™ adjuvant.
Innovating for Vaccine Access and Improving Global Health
•R21/Matrix-M™ malaria vaccine, developed by the University of Oxford and its Jenner Institute and the Serum Institute of India, and formulated with our Matrix-M adjuvant is now approved in three countries and prequalified by the WHO.
•Advocacy efforts to build a bureau of third-party organizations who are registered with the CDC to provide public commentary on behalf of Novavax, including the National Health Council, Vaccinate Your Families and the National Black Nurses Association.
•Efforts focused on clinical trial diversity (economic, race, age).
Affordability
•Focused on seeking to foster an environment with no barriers to use of our vaccines due to either physical availability or pricing of the product.
•100% returns for certain vaccinators offered with Novavax assuming all financial risk related to returns.
•In the U.S., participated in the Vaccines for Children (VFC) Program, which serves as a critical safety net for children under 19 who are Medicaid-eligible, uninsured, underinsured or American Indian/Alaskan Native.
•In the U.S., participated in the 317 Program, which serves uninsured and underinsured adults and supports Federal Qualified Health Centers that potentially vaccinate uninsured and underinsured patients.
•In the U.S., participated in the “Bridge Access Program For COVID Vaccines and Treatments” to provide access to COVID-19 vaccine option for adults without other sources of coverage.
Governing Responsibly

•Policy remains in place to comply with all government and regulatory agency requirements and industry standards with good laboratory practices (“GLP”), current good manufacturing practices (“cGMP”) and good distribution practices (“GDP”).
•Practice responsible animal welfare practices including searching for non-animal alternatives whenever possible, abiding by the 3R-principle (Reduce, Refine, Replace), working with accredited animal facilities with regional independent animal experimentation ethical review boards approving all experiments.
•“The NovaCode,” a robust handbook of written standards and business ethics policies remains in place.
•Maintain a global hotline for reporting compliance concerns with established internal investigating protocols.
•Maintain a Strategic Compliance Governance Committee to help our partners comply with U.S. regulations.
•Chief Compliance Officer elevated to report to the CEO with a dotted line to the Audit Committee.
•Hold company-wide business ethics training, guidance, and raw materials review.
•Keep an anti-bribery and anti-corruption policy in place to ensure a transparent and ethical business model.
•Standard operating procedures guide decision-making.
•Abide by robust cybersecurity standards, meeting elevated government contracting requirements.
•Chief Safety Officer continues to build out a robust epidemiology benefit / risk group to better understand the safety profiles of different vaccines.
•Ongoing employee training for updated Safety Policy.
Government Regulations
The development, production, and marketing of biological products, which include the vaccine candidates being developed by Novavax or our collaborators, are subject to regulation for safety, efficacy, and quality by numerous governmental authorities in the U.S. and other countries. We focus on the U.S. regulatory process and the standards imposed by the U.S. FDA, the International Council for Harmonisation (“ICH”), and other agencies because we believe meeting U.S. and ICH standards generally allows us to also satisfy regulatory agencies’ standards in other countries where we intend to do business. However, we are mindful that expectations in some venues, notably in the European Union and the United Kingdom (in relation to Great Britain), differ to some degree and we take proactive steps to address such differences by maintaining regular filings and correspondence and attending regular meetings with many other non-U.S. regulatory agencies. In the U.S., the development, manufacturing, and marketing of human pharmaceuticals and vaccines are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are subject to regulation under provisions of that act and the Public Health Service Act. The U.S. FDA not only assesses the safety and efficacy of these products, but it also regulates, among other things, the testing, manufacture, labeling, storage, record-keeping, advertising, and promotion of such products. The process of obtaining U.S. FDA licensure for a new vaccine is costly and time-consuming.
Vaccine clinical development in most countries follows the same general regulatory pathway as drugs and other biologics. Before applying for U.S. FDA licensure to market any new vaccine candidate, we expect to first submit an investigational new drug application (“IND”) that explains to the U.S. FDA, among other things, the results of preclinical toxicology testing conducted in laboratory animals, the method of manufacture, quality control tests for release, the stability of the investigational product, and our proposed plans for human testing. At this stage, the U.S. FDA decides whether it is reasonably safe to move forward with testing the vaccine candidate in humans. We must then conduct Phase 1 clinical trials and larger-scale Phase 2 and 3 clinical trials that demonstrate the safety, immunogenicity, and efficacy of our vaccine candidate to the satisfaction of the U.S. FDA. Following successful completion of all three phases of clinical development, a BLA can be submitted to the U.S. FDA requesting licensure of the vaccine for marketing based on the vaccine’s safety and efficacy. Similar pathways exist in Europe and other geographies.

The U.S. FDA will only approve a BLA if the vaccine is demonstrated to be safe, pure, and potent. During the U.S. FDA’s review of a BLA, the proposed manufacturing facility undergoes a pre-approval inspection during which the U.S. FDA examines in detail the production of the vaccine, the manufacturing facility, and the quality documentation related to the vaccine. Vaccine licensure also requires the provision of adequate product labeling to allow health care providers to understand the vaccine’s proper use, including its potential benefits and risks, to communicate with patients and parents, and to safely deliver the vaccine to the public. Until a vaccine is given to the general population, all potential adverse events cannot be anticipated. Thus, the U.S. FDA typically requires Phase 4 post-marketing clinical trials for vaccines after licensure to continue gathering safety, and sometimes effectiveness/efficacy data in the indicated and additional populations.
The Commissioner of the U.S. FDA may, following the issuance of an appropriate declaration by the Secretary of the DHHS, issue an EUA that would permit the use of an unapproved medical product or unapproved use of an approved medical product to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. When issuing an EUA, the U.S. FDA imposes conditions of authorization, with which the EUA holder must comply. Such conditions include, but may not be limited to, compliance with labeling, distribution of materials designed to ensure proper use, reporting obligations, and restrictions on advertising and promotion. The EUA is only effective for the duration of the declaration issued by the Secretary of the DHHS that EUAs are appropriate. The U.S. FDA may also revise or revoke the EUA sooner if the criteria for issuance are no longer met or other circumstances make a revision or revocation appropriate to protect the public health or safety. For example, an EUA may be revoked when the U.S. FDA determines that the underlying public health threat no longer exists or warrants such authorization, or for reasons such as significant adverse inspectional findings, reports of adverse events linked to or suspected of being caused by the EUA product, or newly emerging data that may demonstrate the product may not be effective. An EUA is separate from and not dependent on the issuance of a public health emergency (“PHE”) by the Secretary of the DHHS. Therefore, although the COVID-19 PHE expired on May 11, 2023, that expiration will not terminate EUAs issued by the U.S. FDA.
In order to ensure continuing safety, the U.S. FDA and most other non-U.S. based regulatory agencies continue to oversee the production of vaccines even after the vaccine and manufacturing processes are approved. For example, monitoring of the vaccine and of production activities, including periodic facility inspections, must continue as long as the manufacturer holds a license for the product. Manufacturers may also be required to submit the results of their own tests for potency, safety, and purity for each vaccine lot, if requested by the relevant regulatory agency. They may also be required to submit samples of each vaccine lot to the agency for testing.
In addition to obtaining U.S. FDA licensure for each product, each domestic manufacturing establishment must be registered with the U.S. FDA, is subject to U.S. FDA inspection, and must comply with current Good Manufacturing Practices (“GMP”) regulations. To supply products for use either in the U.S. or outside the U.S., including clinical trials, U.S. and foreign manufacturing establishments, including third-party facilities, must comply with GMP regulations and are subject to periodic inspection by the U.S. FDA or by corresponding regulatory agencies in their home country.
The EU and the UK similarly provide a faster means to achieve approval by offering CMA to fulfil unmet medical needs. CMAs are granted with the proviso of obtaining additional comprehensive data to confirm the benefit/risk so that the MA will eventually become unconditional. The benefit to public health of the immediate availability on the market of the medicinal product concerned should outweigh the risk inherent in the fact that additional data are still required.
The U.S. FDA has several programs designed to expedite the development and approval of drugs and biological products intended to treat serious or life-threatening diseases or conditions, including fast track designation, breakthrough therapy designation, priority review designation, and accelerated approval. First, the U.S. FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have more frequent interactions with the U.S. FDA and the U.S. FDA may initiate review of sections of a Fast Track product’s application before the application is complete. The U.S. FDA granted Fast Track Designation for our prototype vaccine in November 2020 and for our recombinant quadrivalent seasonal influenza vaccine candidate, in January 2020.
Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The U.S. FDA may hold meetings with the sponsor throughout the development process, provide timely advice to the product sponsor regarding development and approval, involve more senior staff in the review process, assign a cross-disciplinary project lead for the review team, and take other steps to design the clinical trials in an efficient manner.
Third, the U.S. FDA may designate a product for priority review if it is a product that treats a serious disease or life-threatening condition and, if approved, would provide a significant improvement in safety or effectiveness over available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and, for a drug product (including a vaccine), to shorten the U.S. FDA’s goal for taking action on a marketing application from ten months to six months.
Fourth, a product may be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the U.S. FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to confirm efficacy using a clinically meaningful endpoint, thereby confirming efficacy observed pre-approval using a surrogate endpoint. In June 2019, we announced that the U.S. FDA acknowledged that the accelerated approval pathway is available for our recombinant quadrivalent seasonal influenza vaccine candidate.
In addition to regulatory approvals that must be obtained in the U.S., an investigational product is also subject to regulatory approval in other countries in which it is intended to be marketed. No such product can be marketed in a country until the regulatory authorities of that country have approved an appropriate marketing application. U.S.FDA licensure does not guarantee approval by other regulatory authorities. In addition, in many countries, the government is involved in the pricing of the product. In such cases, the pricing review period often begins after market approval is granted.
We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential federal, state, or local regulations, including national and local regulations that govern our facilities in Sweden, the Czech Republic and Switzerland. These and other laws govern our use, handling, and disposal of various biological and chemical substances used in, and waste generated by, our operations. Our research and development involves the controlled use of hazardous materials, chemicals, and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. Additionally, for formulations containing controlled substances, we are subject to Drug Enforcement Act regulations.
In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government authorities or programs, private health insurers (including managed care plans), and other organizations. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the product is approved by the U.S. FDA or similar regulatory authorities outside the United States. Our product candidates may not be considered cost-effective at certain prices. Adequate third-party reimbursement may not be available in certain markets to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payors may also control access to, or manage utilization of, our products with various utilization management techniques. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payer to not cover our product candidates could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations, and financial condition.
Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, those products could potentially be covered by various government health benefit programs, as well as purchased by government agencies. The participation in such programs or the sale of products to such agencies is subject to regulation. In exchange for coverage, we may be obligated to provide rebates or offer discounts under government health programs or to government and private purchasers.
The U.S. and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, including initiatives to reduce the cost of healthcare. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“ACA”), which includes changes to the coverage and reimbursement of drug products under government health care programs. Since its enactment, there have been several executive, judicial and Congressional challenges to certain aspects of the ACA, and additional challenges and amendments to the ACA may reduce the profitability of drug products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact drug pricing. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030. Under the American Rescue Plan Act of 2021 (“ARPA”), Medicaid and Children’s Health Insurance Program (“CHIP”) programs must cover without cost-sharing COVID-19 vaccines for most Medicaid and CHIP enrollees through September 30, 2024. After such date, under the Inflation Reduction Act of 2022 (“IRA”), Medicaid and CHIP programs will be required to cover without cost-sharing only U.S. FDA-approved COVID-19 vaccines for adults as recommended by the ACIP.
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
On November 20, 2020, the DHHS published a Final Rule entitled “Removal of Safe Harbor Protection for Rebates to Plans or PBMs Involving Prescription Pharmaceuticals and Creation of New Safe Harbor Protection,” commonly referred to as the “Rebate Rule,” which amends the federal Anti-Kickback Statute discount safe harbor by eliminating protection for price concessions, including rebates, that are offered by pharmaceutical manufacturers to plan sponsors, or pharmacy benefit managers under contract with them, under the Medicare Part D program and Medicare Advantage Plans, unless the price reduction is one required by law. The IRA will delay implementation of this Rebate Rule until 2032. This new rule could result in a change in incentives for health plans and pharmacy benefit managers in negotiating rebates and discounts with manufactures for preferred formulary placement. At this time, we cannot predict how these developments may impact our business and operations if our products are commercialized in the U.S.
Within the European Union and the United Kingdom, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States and the United Kingdom, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
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
There also are U.S. federal transparency requirements under the Physician Payments Sunshine Act that require manufacturers of U.S. FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests. Some

U.S. states have transparency laws requiring the reporting of information that differs from the scope of information reported under the federal law, which permits these additional state requirements.

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
Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions, including the U.S. government under the Defense Production Act of 1950, as amended, which could directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to our COVID-19 Vaccine and the economic value of a COVID-19 vaccine to us could be limited. In addition, during a global health crisis, such as the COVID-19 pandemic, where the spread of a disease needs to be controlled, closed or heavily regulated national borders will create challenges and potential delays in our development and production activities and may necessitate that we pursue strategies to develop and produce our vaccine candidates within self-contained national or international borders, at potentially much greater expense and with longer timeframes for public distribution.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and commercialization of our products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. In the United States, the Public Readiness and Emergency Preparedness Act (the “PREP Act”), when applicable, provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of DHHS must invoke the PREP Act by issuing a declaration that a public health emergency or “credible risk” of a future public health emergency exists. On March 17, 2020, the Secretary of DHHS issued a declaration under the PREP Act and has issued subsequent amendments thereto since then to provide liability immunity for activities related to certain countermeasures against the ongoing COVID-19 pandemic. The current declaration will end on December 31, 2024, unless it is renewed. While we believe our products would be covered under the current PREP Act declaration, this cannot be assured.
Also, there can be no assurance that the Secretary of the DHHS will make other declarations in the future that cover any of our other product candidates or that the U.S. Congress will not act in the future to reduce coverage under the PREP Act or to repeal it altogether. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
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

•The regulatory and commercial success of our COVID-19 Vaccine remains uncertain. While we have received full MA, provisional registration, CMA, or EUA for our prototype COVID-19 Vaccine and our updated COVID-19 vaccine in a number of jurisdictions, we may be unable to obtain full regulatory approvals in the U.S. or other jurisdictions for our updated vaccine or new versions in the future or produce a successful vaccine in a timely manner, if at all.

•The emergence and transmissibility of variants of the SARS-CoV-2 virus, may affect market acceptance or sales of our COVID-19 Vaccine, and our strategy to develop new versions of our COVID-19 Vaccine to protect against certain variants may not be successful.

•We are a biotechnology company and face significant risk in developing, manufacturing, and commercializing our products and product candidates.

•Because we depend on third parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products.

•We are highly dependent on the commercial success of our COVID-19 Vaccine, and even though we have received provisional registration, CMA, EUA or full marketing authorization in certain jurisdictions for our COVID-19 Vaccine, and even if we have products licensed in additional markets, our vaccine products may not be initially or ever profitable.

•The risks associated with COVID-19 and related governmental public health policies continue to evolve, which may have unpredictable effects on the prospects for commercial success of our COVID-19 Vaccine.

•Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.

•There is significant competition in the development of a vaccine against COVID-19 and a combined vaccine against COVID-19 and influenza, and we may never see returns on the significant resources we are devoting to our vaccine candidates.

•We may not succeed in obtaining full U.S. FDA licensure or foreign regulatory approvals necessary to sell our vaccine candidates.

•Our product candidates might fail to meet their primary endpoints in clinical trials, meaning that we will not have the clinical data required to support full regulatory approvals.

•The regulatory pathway for our COVID-19 Vaccine is continually evolving, and such evolution may result in unexpected or unforeseen challenges.

•We have conducted, are conducting, and plan to conduct in the future, a number of clinical trials for our COVID-19 Vaccine at sites outside the U.S. and the U.S. FDA may not accept data from trials conducted in such locations.

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

•Given our current cash position and cash flow forecast, and significant uncertainties related to 2024 revenue, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that the financial statements included in this Annual Report were issued.

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

Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2023 was $4.8 billion. Our revenue and expenses fluctuate significantly from period to period. For most of our history our expenses have exceeded our revenue, which may occur during most periods in the foreseeable future. Our net losses for the last three fiscal years were $0.5 billion in 2023, $0.7 billion in 2022, and $1.7 billion in 2021.

Historically, our losses have resulted predominantly from research and development expenses for our vaccine candidates, manufacturing-related expenses, expenses associated with efforts to obtain regulatory approvals, costs related to protection of our intellectual property, and other general and administrative operating expenses, a significant portion of which have been noncash. Our expenses have exceeded our revenue since inception, and we believe our expenses will fluctuate over time, and may substantially increase in some years, as a result of continuing efforts to develop, test, manufacture, and make regulatory filings for our vaccine candidates, and commercialize our COVID-19 Vaccine and any other product candidates that receive requisite regulatory approvals.

As of the end of fiscal year 2023, our investment in the development and manufacture of our COVID-19 Vaccine has been substantial, and we expect such levels of investment to continue for the rest of 2024 and beyond, although the precise magnitude of our total investment will depend on the duration of the impact of COVID-19, the competitive landscape, the timing and results of our applications for regulatory approvals, the availability of funding, and whether and what booster shot protocols are recommended by governments, regulatory authorities, and healthcare providers. If we are unable to timely commercialize a vaccine against COVID-19 in sufficient jurisdictions, we likely would never recoup our investments. We expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:

•conduct additional clinical trials and continue to seek regulatory approvals for our COVID-19 Vaccine and other potential vaccine candidates;

•conduct preclinical studies for other potential vaccine candidates;

•expand our global manufacturing and distribution capacity, and further commercialize our COVID-19 Vaccine; and

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

We do not currently generate sufficient revenue from product sales, licensing fees, royalties, milestones, contract research or other sources to fully fund our operations. We, therefore, will use our cash resources, and expect to require additional funds, to maintain our operations, continue our research and development programs, advance preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our COVID-19 Vaccine and any other product candidates that are approved for commercialization.

To date, we have financed our operations primarily through the sale of equity and debt securities, government funding and grant agreements, and supply agreements (also sometimes referred to as advance purchase agreements) for our COVID-19 Vaccine. Although we have entered into supply agreements for our COVID-19 Vaccine that include prepayments from the purchasers, until we can generate sufficient product revenue from such agreements to fully fund our operations, which we may never do, we expect to finance our cash needs through a combination of additional public or private equity or debt financings, as well as existing cash, potential collaborations, strategic alliances and marketing, distribution or licensing arrangements, funding from governmental and non-governmental funding entities, and potentially other sources. While we may continue to apply for contracts or grants from academic institutions, non-profit organizations and governmental entities, we may not be successful. Adequate additional funding may not be available to us on favorable terms, or at all. Furthermore, negative interpretations of clinical trial data or setbacks, or perceived setbacks, with respect to manufacturing ability and/or capacity or regulatory filing timelines for our COVID-19 Vaccine or our other vaccine candidates, as well as the competitive landscape posed by other COVID-19 vaccines, may impair our ability to raise additional financing on favorable terms, or at all. Additionally, under certain supply agreements, if we do not timely achieve requisite regulatory milestones for our COVID-19 Vaccine in the relevant jurisdictions, obtain supportive recommendations from governmental advisory committees, and/or achieve product volume or delivery timing obligations, purchasers may seek to terminate such agreements, reduce their purchase commitments, require us to refund all or some prepayments we have received, or renegotiate such agreements. If we cannot raise the additional funds required for our anticipated operations, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our organization, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or vaccine candidates. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

Economic and political uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

Generally, worldwide economic conditions remain uncertain, particularly due to the impact of increased interest rates, and inflation. In addition, our operations and performance may be affected by political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas as well as hostilities elsewhere in the

Middle East. Access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research and development expenditures by raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing development, manufacturing, regulatory and commercialization efforts. We require significant capital for our current and expected operations. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, if we are unable to access the capital markets on favorable terms, our ability to execute our business plan as contemplated would be compromised. Moreover, we rely and intend to rely on third parties, including clinical research organizations, contract manufacturing organizations and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Our existing funding and supply agreements or our advance purchase agreements do not assure success of our vaccine candidates or vaccines or that we will be able to fully fund our vaccine candidates or vaccines or our company operations, and if we are unable to satisfy the performance obligations under such agreements the agreements may be terminated, the purchase commitments may be reduced or we may be required to refund advance payments.

Our funding agreements with the U.S. government (“USG”) and CEPI each reimburse a portion of the expenses associated with the development and commercialization of our COVID-19 Vaccine. To the extent funding commitments in such agreements are conditioned on our meeting certain milestones or conditions, we may not ultimately receive the full amount of committed funds and may require additional funding to support our COVID-19 Vaccine development and commercialization activities, and we may be unable to timely obtain additional funding. For example, in July 2021, in connection with funding from the USG partnership formerly known as Operation Warp Speed, the USG instructed us to prioritize alignment with the FDA on our analytic methods before conducting additional U.S. manufacturing, and the USG indicated that it would not fund additional U.S. manufacturing until such alignment was reached, which did not occur until June 2022. In February 2023, in connection with the execution of Modification 17 to the USG Agreement, the U.S. government indicated to us that the award may not be extended past its current period of performance. The USG Agreement also includes provisions giving the USG termination rights based on a determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the USG’s interest. Such a determination would result in the loss of funding under that agreement and could result in other actions by the USG. The CEPI funding agreement, meanwhile, provides CEPI certain “march-in” rights in the event of certain breaches of that agreement. Additionally, we have entered into, and plan to continue entering into, supply agreements (also sometimes referred to as advance purchase agreements) for our COVID-19 Vaccine that include prepayments from the purchasers to help fund our development and manufacture of the vaccine. Under certain supply agreements, if we do not timely achieve requisite regulatory milestones for our COVID-19 Vaccine in the relevant jurisdictions, obtain supportive recommendations from governmental advisory committees, and/or achieve product volume or delivery timing obligations, purchasers may seek to terminate such agreements, reduce their purchase commitments, require us to refund all or some prepayments we have received, or renegotiate such agreements, each of which could have a material and adverse effect on our financial condition. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of prototype vaccine under certain of our supply agreements. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory and commercial milestones. We may not achieve such milestones, which could have a material and adverse effect on our financial condition. For example, in September 2022, following a delay in obtaining regulatory approval in the United Kingdom, we entered into the Amended and Restated UK Supply Agreement, which amended and restated in its entirety the Original UK Supply Agreement, which reduced the volume of vaccine doses that the Authority is committed to purchase as compared to the Original UK Supply Agreement. Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of our prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, our timely achievement of supportive recommendations from the JCVI that is approved by the UK Secretary of State for Health. If the Authority did not purchase the Conditional Doses or the number of such Conditional Doses was reduced below 15 million doses of our prototype vaccine, we would have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.

As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to our prototype vaccine, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses are contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the $112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero. As of February 2024, the Company is in discussions with the Authority regarding the treatment of the remaining upfront amount previously received of $112.5 million, which is reflected in Other current liabilities on our consolidated balance sheet.
In July 2023, we amended the Australia APA to provide for replacement doses and to extend the delivery schedule through 2025. As of February 2024, we had not yet received TGA authorization or delivered doses as contemplated in the July 2023 amendment and are in active discussions with the Australian government on both the TGA authorization and delivery of the doses previously scheduled for the fourth quarter of 2023. In February 2024, we received notice from the Australian government purporting to cancel its order for such prototype vaccine doses. We believe the cancellation was not proper under the amended Australia APA. However, if such a cancellation were determined to be allowable, $6.0 million of the deferred revenue would become a credit towards future deliveries of doses and approximately $48 million of the contract value related to future deliverables would no longer be available.

In April 2023, we amended the Canada APA, pursuant to which the Canadian government forfeited certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million, which we received in the second quarter of 2023. In June 2023, we entered into an additional amendment (the “June 2023 Amendment”) to the Canada APA. Pursuant to the June 2023 Amendment, (i) the Canadian government forfeited certain doses of COVID-19 Vaccine previously scheduled for delivery and agreed to pay a total amount of $349.6 million to us in two equal installments, which total amount equaled the remaining balance owed by the Canadian government with respect to such forfeited vaccine doses, (ii) the amount of doses of COVID-19 Vaccine due for delivery was reduced, (iii) the delivery schedule for the remaining doses of COVID-19 Vaccine to be delivered was revised, and (iv) the parties agreed Novavax would use the Biologics Manufacturing Centre (“BMC”) Inc. to produce bulk antigen for doses in 2024 and 2025. The June 2023 Amendment maintained the total contract value of the original Canada APA. The first installment of $174.8 million was payable upon execution of the June 2023 Amendment and received by Novavax in July 2023, and the second installment of $174.8 million was contingent and payable upon the delivery of vaccine doses in the second half of 2023 and received by Novavax in January 2024. The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for our COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Our 2024 plans do not currently anticipate the submission for regulatory approval of our COVID-19 Vaccine using bulk antigen produced at BMC, and we plan to work with the Canadian government on an amendment that addresses possible alternatives, which may not be achievable. As of December 31, 2023, $102.8 million was classified as short-term Deferred revenue and $485.3 million was classified as long-term Deferred revenue with respect to the Canadian APA on our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available (see Note 3 to our consolidated financial statements). As a result, our existing funding and supply agreements or our advance purchase agreements do not assure success of our vaccine candidates and may be insufficient to fully fund the development and commercialization of our vaccine candidates, our vaccines or our company operations and if we are unable to satisfy the performance obligations under such agreements the agreements may be terminated, the purchase commitments may be reduced or we may be required to refund advance payments.

Risks Related to Product Development and Commercialization

Because our vaccine product development efforts depend on new and rapidly evolving technologies, our efforts may not succeed.

Our vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Our development efforts and, if those are successful, commercialization of our COVID-19 Vaccine and our other vaccines could fail for a variety of reasons, including if:

•our recombinant nanoparticle vaccine technologies, any or all of the products based on such technologies or our proprietary manufacturing process prove ineffective or unsafe;

•new strains of COVID-19 evolve, with respect to which our COVID-19 Vaccine proves less effective;

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

The regulatory and commercial success of our COVID-19 Vaccine remains uncertain. While we have received provisional registration, conditional marketing authorization or emergency use authorization for our COVID-19 Vaccine in a number of jurisdictions, we may be unable to obtain full regulatory approvals in the U.S. or other jurisdictions for our updated vaccine or new versions in the future or produce a successful vaccine in a timely manner, if at all.

In response to the outbreak of COVID-19, we began pursuing, and continue to pursue, the development and manufacture of our COVID-19 Vaccine. Even though we have reported positive data from Phase 1, 2 and 3 clinical trials, and we and our partners have received either provisional registration, conditional marketing authorization, emergency use authorization, or full approval from the World Health Organization and in several jurisdictions, such results may not be sufficient to support regulatory submissions, authorizations and approvals, accelerated or otherwise, in any other relevant jurisdictions on our projected timelines, if at all.

Additionally, even though our COVID-19 Vaccine has received regulatory authorizations in certain jurisdictions and may receive further regulatory approval in others, successful commercialization depends on our ability to effectively scale up and maintain manufacturing capabilities at our own locations and those of our manufacturing partners and contractors. In May 2020, we acquired Novavax CZ (formerly Praha Vaccines, a.s.) including its vaccine manufacturing facility in Bohumil, Czech Republic and approximately 150 of its employees but we have yet to receive regulatory approval at this site. We also are actively entering into agreements with third parties to manufacture the antigen component of COVID-19 Vaccine and our proprietary Matrix-M™ adjuvant, as well as to distribute our COVID-19 Vaccine. Because of contractual restraints and the limited number of third-party manufacturers with the relevant expertise, required regulatory approvals and facilities to manufacture our COVID-19 Vaccine and its components at commercial scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in production. Manufacturing of our COVID-19 Vaccine and its components involves a complicated process that will require significant investments of time and financial resources to implement, and our efforts to establish and maintain manufacturing capabilities may not meet expectations as to timing, scale-up, reproducibility, yields, purity, cost, potency or quality. Shortages of raw materials and supplies also negatively impact our manufacturing efforts. We may not be able to timely and effectively produce or receive regulatory approvals for our COVID-19 Vaccine in adequate quantities to address global demand.

We have limited experience with the commercial launch of vaccine products. In addition to scaling up our manufacturing capabilities, we need to develop global distribution channels and form partnerships with third parties worldwide, as well as hire, train and integrate additional management, administrative and sales and marketing personnel. Rapid and significant growth may strain our administrative and operational infrastructure, imposing significant additional responsibilities on our organization, and our efforts to establish and maintain these capabilities may not meet expectations as to timing, scale-up, reproducibility, yields, purity, cost, potency or quality. If we fail to successfully manage our growth and the increased complexity of our operations, our business, financial position, results of operations and prospects may be materially and adversely affected.

The emergence and transmissibility of variants of the SARS-CoV-2 virus, and the demand for bivalent vaccines, may affect market acceptance or sales of our COVID-19 Vaccine, and our strategy to develop new versions of our COVID-19 Vaccine to protect against certain variants may not be successful.

Our prototype vaccine was a monovalent vaccine developed based upon the genetic sequence of the SARS-CoV-2 virus that was first discovered in December 2019. Our updated vaccine is a monovalent vaccine developed based upon the XBB.1.5 strain for the fall 2023 COVID-19 Vaccine season. As the SARS-CoV-2 virus continues to evolve, new strains of the virus, or those that are already in circulation, may prove more transmissible or cause more severe forms of COVID-19 disease than the predominant strains to date. For example, Alpha, Beta, Delta and Omicron (including subvariants such as XBB.1.5 and JN.1) variants have been observed to be more transmissible, or contagious, than previous variants.

Our COVID-19 Vaccine may not be as effective in protecting against these or other future variant strains. Additionally, we expect the demand for bivalent vaccines to continue to increase, which may negatively impact the demand, particularly in the U.S., for our COVID-19 Vaccine and would likely require significant expenditures by the Company to successfully market a bivalent formulation, particularly in the U.S. Our COVID-19 Vaccine may fail to achieve market acceptance or significant sales, despite gaining regulatory approval, provisional registration, conditional marketing authorization or emergency use authorization in a number of jurisdictions, including emergency use authorization the U.S., as demand for variant-specific or bivalent vaccines increases. We have several variant-specific vaccine candidates in development, including for Omicron subvariants and may develop others in the future. However, if these efforts are unsuccessful, these candidates do not receive regulatory approvals expeditiously, we are slower to develop variant-specific or bivalent vaccines than competitors, these vaccine candidates prove less effective than competitors’ vaccines, or we are unable to successfully manufacture, distribute or market such vaccine candidates once approved, these shortcomings may lead to reputational harm, loss of market share, and adverse financial results.

Our 2024 revenue depends on our ability to successfully develop, manufacture, distribute, or market an updated monovalent or bivalent formulation of a vaccine candidate for COVID-19 in a single dose vial or pre-filled syringe for the fall 2024 COVID vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory approval. We experienced delays in early 2023 in manufacturing our BA.5 clinical trial materials, which delayed regulatory approval from the U.S. FDA for our vaccine candidate for the fall 2023 COVID vaccine season.

Further, counterparties to certain of our existing supply agreements may request variant-specific vaccines in place of our COVID-19 Vaccine and, depending on when we are able to offer such variant-specific vaccines, if at all, such counterparties may seek to delay, reduce or otherwise renegotiate their purchase commitments, which may adversely impact our ability to realize the full financial benefit of such supply agreements. In addition, we may expend significant resources adapting our COVID-19 Vaccine or conducting clinical trials to protect against variants of the SARS-CoV-2 virus, but a market for this adapted vaccine may not develop and demand may not align with our projections or cost expenditures.

We are a biotechnology company and face significant risk in developing, manufacturing and commercializing our products.

We focus our research and development activities on vaccines, an area in which we believe we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to make regulatory submissions or obtain regulatory approval for, and to manufacture, market and sell, our COVID-19 Vaccine or any other vaccine on our projected timelines, if at all. Vaccine candidates that initially appear promising often fail to yield successful products, and we may not ultimately be able to demonstrate the safety, potency, purity, stability and efficacy necessary to obtain or maintain regulatory authorization to market our product candidates. In many cases, preclinical studies or clinical trials will show that a product candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials often leads to increased investment, accelerating cumulative losses. Even if clinical trial results appear positive, regulatory approval may not be obtained if the U.S. FDA, or a foreign equivalent, does not agree with our interpretation of the results, and we may face challenges when scaling-up the production process to commercial levels. Even after a product is approved and launched, general usage or post-marketing clinical trials may identify safety or other previously unknown problems with the product, or manufacturing issues may emerge, either of which may result in regulatory approvals being suspended, limited to narrow the scope of the approval, or revoked, which may otherwise prevent successful commercialization. Intense competition in the vaccine industry could also limit the successful commercialization of any products for which we receive commercial approval.

We will require approval from the U.S. FDA of any name we intend to use for our products regardless of whether we have secured a trademark registration from the USPTO. The U.S. FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. The U.S. FDA may object to any product name we submit if it believes the name inappropriately implies medical claims. If the U.S. FDA objects to any of our proposed product names, we may be required to adopt an alternative name for our proposed products. If we adopt an alternative name, we would lose the benefit of any existing trademark applications for such developmental candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the U.S. FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our products, if approved.

Because we depend on third parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products.

We are highly dependent on third-party organizations to conduct some of our laboratory testing and clinical trials and a significant amount of our vaccine manufacturing activities and distribution. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development or commercialization efforts in a timely manner. We may lose control over these activities or become too dependent upon these parties. These third parties may not complete testing, manufacturing or distribution activities on schedule, or in satisfaction of regulatory or commercial requirements. In particular, we currently depend significantly on SIIPL and SLS for co-formulation, filling, and finishing our COVID-19 Vaccine (except in Europe, where we rely on PCI Pharma Services (“PCI”)). If SLS or PCI is unable to provide sufficient co-formulation, fill, and finish services to us, fails to meet regulatory requirements, or otherwise defaults on its obligations to us, we may not be able to obtain alternative co-formulation, fill, and finish services from other providers on acceptable terms in a timely manner or at all, which could prevent or delay delivery of customer orders, or otherwise negatively affect our business. Certain of our facilities are also contracted for defined time frames and through association with USG and CEPI, and we may not be able to access those facilities for sufficient periods of time to provide adequate supply.

We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the U.S. FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of clinical trial participants are adequately protected. The U.S. FDA and foreign regulatory agencies also require us to comply with good manufacturing practices. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not successfully carry out their contractual duties or regulatory obligations. Furthermore, if a third-party manufacturer is producing materials or products for themselves or other companies, that manufacturer is exposed to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of the third-party manufacturer’s facility, which could impact its ability to produce our materials and products. Any of our third-party service providers may need to be replaced, the quality or accuracy of the data they obtain may be compromised, the services provided to us may be delayed, or the product they manufacture may be contaminated and unusable due to the failure to adhere to our clinical and manufacturing protocols, regulatory requirements or for other reasons. In any such event, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval of, or successfully commercially manufacture on a timely basis, our vaccine candidates.

We may have product liability exposure.

The administration of drugs or vaccines to humans, whether in clinical trials or after marketing approval, can result in product liability claims. We maintain product liability insurance coverage for our current clinical programs, including our NVX-CoV2373 and NVX-CoV2601 trials, and for commercialization of our updated vaccine. However, we may not be able to obtain additional insurance coverage or maintain insurance coverage on commercially reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Furthermore, such insurance coverage and our resources may not be sufficient to satisfy all liabilities that result from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time- consuming and expensive, may damage our reputation in the marketplace and would likely divert management’s attention.

In addition, because we are developing our COVID-19 Vaccine in response to the outbreak of COVID-19, a global pandemic, we have received either provisional registration, conditional marketing authorization, emergency use authorization, or full approval from the World Health Organization and various jurisdictions, and we have a widely used vaccine as an investigational vaccine or a product authorized for temporary or emergency use prior to our receipt of marketing approval in other jurisdictions as well. Unexpected safety issues in these circumstances could lead to product liability claims and our existing insurance may not be adequate for such claims.

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

In the U.S., the PREP Act, when applicable, provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products”, including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of DHHS must invoke the PREP Act by issuing a declaration that a public health emergency or “credible risk” of a future public health emergency exists. Such a PREP Act declaration is separate from other declarations such as a PHE or EUA declaration and, among other things, defines the scope and duration of the PREP Act immunities. On March 17, 2020, the Secretary of DHHS issued a declaration under the PREP Act and has issued subsequent amendments thereto to provide liability immunity for activities related to certain countermeasures against the evolving effects of COVID-19. The current declaration will end on December 31, 2024, unless it is renewed. While we believe our products are covered under the current PREP Act declaration, this cannot be assured. Also, the Secretary of the DHHS may not make other declarations in the future that cover any of our other product candidates, and the U.S. Congress may reduce coverage under the PREP Act or repeal it altogether. Product liability lawsuits may result in substantial liabilities and may require us to limit commercialization of our product candidates.

If we are unable to effectively manufacture our COVID-19 Vaccine in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our COVID-19 Vaccine, we may experience delays or an adverse impact on product development, clinical trials, regulatory approvals and commercial distribution.

We are continuing to pursue the manufacture, distribution and clinical testing of our COVID-19 Vaccine for commercialization. Completion of our clinical trials and commercialization of our COVID-19 Vaccine and our other vaccine candidates requires access to, or development of, facilities to effectively manufacture our COVID-19 Vaccine and our other vaccine candidates at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our vaccine candidates in the volumes necessary to support commercial sales. While we have increased our global manufacturing capacity for our COVID-19 Vaccine, our efforts to establish and maintain manufacturing capabilities may not meet expectations as to timing, scale-up, reproducibility, yields, purity, cost, potency or quality. We are highly dependent on third-party organizations to conduct a significant amount of our vaccine manufacturing activities. We do not have sufficient internal manufacturing infrastructure to support global commercialization of our COVID-19 Vaccine and we have entered into third-party agreements for the components, as well as for commercial fill-finish manufacturing, for our COVID-19 Vaccine. The antigen component of our COVID-19 Vaccine is currently being manufactured at SIIPL in India, and the Matrix-MTM adjuvant component of our COVID-19 Vaccine is currently being manufactured at Novavax AB as well as our partnered manufacturing site at AGC Biologics in Europe. Challenges in manufacturing either the antigen component or the adjuvant, or issues in later manufacturing stages, could compromise production of our COVID-19 Vaccine. Additionally, we currently depend substantially on SIIPL and SLS for co-formulation, filling, and finishing our COVID-19 Vaccine (other than in Europe) and PCI for finishing in Europe, and any delays or disruptions in these suppliers’ operations could prevent or delay the delivery of customer orders.

Additionally, to ensure adequate inventory supply and manage our operations, we forecast anticipated manufacturing requirements and customer demand to predict inventory needs and place orders with our third-party manufacturers based on such predictions. Our ability to accurately forecast demand for our COVID-19 Vaccine could be negatively affected by many factors, including challenges in managing our commercial strategy, unanticipated changes in general market conditions or regulatory matters, and market demand for variant-specific COVID-19 vaccines, among others. If we underestimate our third-party manufacturing requirements, we may not be able to timely meet obligations under our customer supply agreements. Conversely, if we overestimate our third-party manufacturing requirements, we may end up with inventory levels in excess of customer demand that result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs, or we may need to cancel previously forecasted batches of product from our third-party manufacturers, which may result in material cancellation fees. In September 2022, for example, we entered into a Confidential Settlement Agreement and Release with FUJIFILM under which we are responsible for up to $185 million to FUJIFILM in connection with the termination of manufacturing activity. In December 2022, we agreed to approximately $95 million in fees owed to AGC Biologics in connection with the cancellation of batches in 2022. If we are unable to accurately forecast demand for our COVID-19 Vaccine and the required services from third-party manufacturers, our results of operations could be materially harmed.

Manufacturing our COVID-19 Vaccine and our other vaccine candidates involves a complicated process with which we have limited experience. If we and our third-party manufacturers are unable to manufacture our COVID-19 Vaccine and our other vaccine candidates in clinical quantities or, if and when necessary, in commercial quantities and at sufficient yields and at required specifications, then clinical trials and commercialization will be delayed, and we will need to identify and reach supply arrangements with additional third parties. Third-party manufacturers also must receive U.S. FDA or equivalent foreign regulatory body approval before they can produce clinical material or commercial product which could cause delays and alter our production schedule. Our COVID-19 vaccines are in competition with other products for access to these third-party facilities and may be subject to delays in manufacture if third parties prioritize other products. We may not be able to enter into any necessary additional third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays.

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

We are highly dependent on the commercial success of our COVID-19 Vaccine, and even though we have received provisional registration, conditional marketing authorization or emergency use authorization in certain jurisdictions for our COVID-19 Vaccine, and even if we have products licensed in additional markets, our vaccine products may not be initially or ever profitable.

We are highly dependent on the commercial success of our COVID-19 Vaccine, which is currently our only commercial product and source of product revenues. Whether we make a profit from the sale of our vaccine products is dependent on a number of variables, including the costs we incur manufacturing, testing and releasing, packaging and shipping such vaccine product. Additionally, the CEPI funding agreement necessitates that we allocate a certain number of doses of our COVID-19 Vaccine to certain middle and lower income countries which may impact negatively our ability to generate profit. We cannot predict when, if at all, our approved vaccine products will be profitable to the Company, and, ultimately, we may never generate sufficient revenues from our products to reach or maintain profitability or sustain our anticipated levels of operations.

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

Third-party payers are increasingly challenging the prices charged for medical products and may deny coverage or offer inadequate levels of reimbursement if they determine that a product has not received appropriate clearances from the U.S. FDA, or foreign equivalent, or other government regulators; is not used in accordance with cost-effective treatment methods as determined by the third-party payer; or is experimental, unnecessary or inappropriate. Prices could also be driven down by managed care organizations that control or significantly influence utilization of healthcare products.

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell vaccines and could adversely affect the prices that we receive for our vaccine candidates, if approved. Some of these proposed and implemented reforms could result in reduced drug pricing or reimbursement rates for medical products, and while we have no current vaccines available for commercial sale other than subject to provisional registration, conditional marketing authorization or emergency use authorization in certain foreign jurisdictions, the impact of such reform could nevertheless adversely affect our business strategy, operations and financial results. Our exposure to price-related regulation could depend on whether our products are reimbursed by Medicare under Part B or Part D. Medicare Part B vaccine coverage includes vaccines to prevent influenza, pneumococcal disease, hepatitis B for beneficiaries who are at medium or high risk, and COVID-19. Vaccines for such conditions do not have any cost-sharing requirements. Meanwhile, Medicare Part D vaccine coverage includes all other commercially available vaccines that are determined to be reasonable and necessary to prevent illness. Part D vaccine coverage historically included cost-sharing requirements, but, effective January 1, 2023, the IRA provides access to CDC and ACIP-recommended vaccines covered under Medicare Part D without cost-sharing.

Since the beginning of the COVID-19 pandemic, the U.S. federal government has been the predominant purchaser of COVID-19 vaccines, making it possible for population-wide access to vaccinations. This population-wide access may change as the pandemic moves past the crisis phase and the market transitions to a third‐party reimbursement model. This transition to a more traditional third‐party reimbursement model is not tied to the ending of the PHE and in part reflects the fact that the U.S. federal government has not received additional funds from Congress to continue to purchase more vaccines. As federal funding declines for COVID-19 vaccines, the USG will most likely transition to standard commercial purchasing through different health care system channels, including commercial insurers and pharmacy benefit managers, and consequently shift the cost of COVID-19 vaccines to insurers and patients (in the form of premiums and out-of-network costs). With respect to the government health care programs and commercial insurance, there may no longer be blanket coverage of COVID-19 vaccines without, in certain instances, accompanying conditions of reimbursement, such as the institution of prior authorization protocols. Medicare (including traditional Medicare and Medicare Advantage) will continue to pay for vaccinations in full; effective January 1, 2023, all Medicare Part D plans are required to cover all adult vaccines recommended by the ACIP, with no cost-sharing, even if the beneficiary is in the deductible phase of the benefit. Provisions in the ARPA and IRA require Medicaid (specifically, with respect to enrollees who receive coverage under traditional Medicaid and all Medicaid medically needy enrollees in specified states) and CHIP programs to cover all ACIP‐recommended vaccines, including COVID‐19 vaccines/boosters with no cost sharing even when the emergency declarations expire and there is no longer any supply of federally purchased vaccines. Under the ACA, people enrolled in non‐grandfathered plans (i.e., the vast majority of people with private insurance) will continue to pay nothing for ACIP‐recommended COVID‐19 vaccines and associated appointments, so long as the enrollee receives this care from an in‐network provider. Even if consumers are guaranteed free access or protected against some costs, they could face access challenges to our product if sufficient amounts of our product are not available compared to that of our competitors or not procured by pharmacies or other providers.

Additionally, the pharmaceutical industry has also been the subject of significant publicity in recent years regarding the pricing of pharmaceutical products, including publicity and pressure resulting from prices charged by pharmaceutical companies for new products as well as price increases by pharmaceutical companies on older products that some people have deemed excessive. As a result, pharmaceutical product prices have been the focus of increased scrutiny by the United States government, including certain state attorneys general, members of Congress, presidential candidates and the United States Department of Justice. If reforms in the health care industry make reimbursement for our potential products less likely, the market for our potential products will be reduced, and we could lose potential sources of revenue. The existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our vaccine candidates. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

We have limited marketing capabilities, and if we are unable to enter into collaborations with marketing partners or develop our own sales and marketing capability, we may not be successful in commercializing any approved products.

Although we have initiated commercialization of our COVID-19 Vaccine, we currently have limited dedicated sales, marketing or distribution capabilities. As a result, we depend on collaborations with third parties that have established distribution systems and sales forces, including our collaboration with SIIPL, among others. To the extent that we enter into co-promotion or other licensing arrangements, our revenue will depend upon the efforts of third parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. Developing a marketing and sales force is expensive and time-consuming and could delay a product launch. We may not be able to attract and retain qualified sales personnel or otherwise develop this capability.

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

The U.S. FDA and similar foreign governmental authorities have the authority to require the recall of certain vaccine candidates. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us or our strategic collaborators could occur as a result of manufacturing errors, design or labeling defects or other deficiencies and issues. For example, we have extended a credit of $64.7 million under the Australia APA for a single lot of NVX-CoV2373 doses sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications, and the lot was therefore removed from the market. Recalls of any of our vaccine candidates would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. Additionally, a recall announcement could harm our reputation with customers and negatively affect our sales.

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

Regardless of the disease, smaller or early-stage companies and research institutions also may prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product development and commercialization efforts. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and participant registration for clinical trials and in acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the U.S. FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

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

There is significant competition in the development of a vaccine against COVID-19 and a combined vaccine against COVID-19 and influenza, and we may never see returns on the significant resources we are devoting to our vaccine candidates.

Our COVID-19 Vaccine has moved rapidly through the regulatory review and authorization processes in the U.S. and other jurisdictions. The speed at which COVID-19 vaccines and therapeutics are being created and tested is atypical, and evolving or changing plans or priorities within the U.S. FDA or other regulatory authorities, including changes based on new knowledge of COVID-19 and how the disease, and new variants of the virus, affect the human body, may significantly affect our ability to establish a competitive market share for our COVID-19 Vaccine. A large number of vaccine manufacturers, academic institutions and other organizations have developed COVID-19 vaccines or are developing COVID-19 vaccine candidates. In particular, Moderna, and Pfizer/BioNTech have received full regulatory approvals for their COVID-19 vaccines and, along with Johnson & Johnson have received emergency use authorizations for their COVID-19 vaccines in the U.S. and other countries. All of these companies have obtained the relevant Emergency Use Licenses (“EULs”) from the World Health Organization for their respective vaccines to be supplied to the countries or international coalition partners, including the relevant United Nations agencies, which rely upon the World Health Organization’s EULs to support the local immunization programs. Despite funding provided to us to date, many of our competitors pursuing vaccine candidates have significantly greater product candidate development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. The success of our COVID-19 Vaccine will depend, in part, on its relative safety, efficacy (including against emerging variant strains), side effect profile, convenience, and cost. COVID-19 vaccines approved prior to our vaccine have developed broad market acceptance that we are challenged to overcome. The U.S. FDA has also approved Gilead’s Veklury (remdesivir) for treatment of COVID-19 in both adult and pediatric populations, as well as Eli Lilly’s Olumiant (baricitinib) and Genentech’s Actemra (tocilizumab) for treatment of COVID-19 in certain hospitalized adults. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for COVID-19 (including against emerging variant strains), or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency there may be a diversion of potential governmental and other funding away from us and toward such other parties.

We are allocating significant financial and personnel resources to the development and commercialization of our COVID-19 Vaccine, which may cause delays in or otherwise negatively impact our other development programs. Our business could be negatively impacted by our allocation of significant resources to combating a global health threat that is unpredictable or against which our vaccine may ultimately prove unsuccessful or unprofitable.

Many seasonal influenza vaccines are currently approved and marketed. Competition in the sale of these seasonal influenza vaccines is intense. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious, particularly in older adults, be less expensive or quicker to manufacture, or contain other differentiating characteristics, such as being combined with another vaccine. Many competitors are working on new products and new generations of current products, intended to be more efficacious than those currently marketed. Our CIC vaccine candidate may not prove to be more efficacious than current or future seasonal influenza products or future COVID-19 influenza combination products under development by our competitors. Further, our in-house or third-party manufacturing arrangements may not provide enough savings of time or money to provide the required differentiation for commercial success.

Risks Related to Regulatory and Compliance Matters

We may not succeed in obtaining full U.S. FDA licensure or foreign regulatory approvals necessary to sell our vaccine candidates.

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation by the U.S. FDA and regulatory authorities in other jurisdictions, including the EMA, the Czech Republic’s State Institute for Drug Control (SUKL) with respect to our manufacturing facility in the Czech Republic and the Swedish Medical Products Agency (Läkemedelsverket, LV) with respect to our adjuvant product being developed in Sweden, as well as other country authorities into which active pharmaceutical ingredients and excipients are imported and/or manufactured by us or our sub-contracted manufacturers. In the U.S. and most foreign countries, we must complete rigorous preclinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. Additionally, we must demonstrate that our manufacturing facilities, processes and controls are adequate with respect to such product to assure safety, purity and potency and comply with applicable good manufacturing practice requirements. None of our vaccine candidates has yet gained full regulatory approval in the U.S., although our COVID-19 Vaccine has received provisional registration, conditional marketing authorization, emergency use authorization, or full approval in the various jurisdictions. We also have vaccine candidates in clinical trials and preclinical laboratory or animal studies.

Our products might fail to meet their primary endpoints in clinical trials, meaning that we will not have the clinical data required to support regulatory approvals.

The steps generally required by the U.S. FDA before our proposed investigational products may be marketed in the U.S. include:

•performance of preclinical (animal and laboratory) tests;

•submission to the U.S. FDA of an IND, which must become effective before clinical trials may commence;

•performance of adequate and well controlled clinical trials to establish the safety and efficacy of the investigational product in the intended target population;

•performance of a consistent and reproducible manufacturing process at commercial scale capable of passing U.S. FDA inspection;

•submission to the U.S. FDA of a BLA or a NDA; and

•U.S.FDA approval of the BLA or NDA before any commercial sale or shipment of the product.

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

These processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety, purity, potency and efficacy of our vaccine candidates to the satisfaction of regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which are out of our control. Safety concerns may emerge that could lengthen the ongoing clinical trials or require additional clinical trials to be conducted. Promising results in early clinical trials may not be replicated in subsequent clinical trials. For example, the first batch of top line results from our Phase 2 CIC clinical trial evaluating safety and immunogenicity of different formulations of CIC may not be consistent with top line results from subsequent batches in such trial. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical trials. Moreover, if a regulatory authority grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved products may not be approved, which could limit our revenue. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our vaccine candidates, the U.S. FDA and foreign regulatory authorities ultimately may not grant approval for commercial sale in their applicable jurisdiction, or may impose regulatory requirements that make further pursuit of approval uneconomical in one or more jurisdictions. If our vaccine candidates are not approved, our ability to generate revenue will be limited, and our business will be adversely affected.

We may fail to obtain regulatory approval for our products on a timely basis or comply with our continuing regulatory obligations after approval is obtained.

Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities, loss of any potential marketing advantage of being early to market and increased clinical trial costs. For example, certain of our APAs and supply agreements may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for our COVID-19 Vaccine in the relevant jurisdictions under such agreements. The speed with which we begin and complete the preclinical studies necessary to begin clinical trials, the clinical trials themselves and our applications for marketing approval will depend on several factors, including the following:

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

If we are unable to effectively pursue the manufacture, clinical testing, regulatory authorization, and export of our COVID-19 Vaccine, or COVID-19 vaccines against future strain changes, we may encounter delays or challenges in commercially distributing these vaccines as well as gaining market acceptance for them.

We expect that regulatory authorities will continue to monitor and assess SARS-CoV-2 evolution and recommend that manufacturers make corresponding updates to the composition of their COVID-19 vaccines at least annually.

Inherent to this evolving approach to manufacturing new strains of COVID-19 vaccines, including our development of our COVID-19 Vaccine, we may encounter regulatory authorization, manufacturing, and distribution challenges, including export challenges. In doing so, we expect to seek alignment and acceptance by regulatory authorities that would allow us to use manufacturing and analytical testing methods employed in earlier COVID-19 vaccine production and commercialization efforts, that support an accurate characterization profile (including purity, potency, stability and like standards) of the relevant COVID-19 vaccine. Our inability to overcome product development challenges and gaining regulatory authority alignment may adversely affect our ability to obtain licensure of our COVID-19 vaccine or future COVID-19 vaccines at all, or in a timely manner.

Regarding future COVID-19 vaccine development, we may fail to receive authorization by regulatory authorities if we are unable to generate sufficient batch analysis data to demonstrate batch-to-batch consistency at commercial scale, if the data generated from our incremental research and development program do not support continued effectiveness of the vaccine to protect individuals against the then-relevant variant of SARS-CoV-2 because the vaccine does not induce an adequate level of neutralization titers against such variant, or if the product otherwise exhibits an unacceptable safety profile, rendering the benefit/risk balance unfavorable. Moreover, the new vaccine lots may not be accepted for distribution if required batch-release testing undertaken by officially designated laboratories does not show that such vaccine is of acceptable quality.

We were unable to accomplish the timely validation of the single-dose vial or pre-filled syringe presentation we had intended to use with the our COVID-19 Vaccine in the U.S. As a result, the five dose vial presentation for the fall 2023 vaccination season may have adversely impacted market acceptance, rate of product returns, or required higher price concessions in the U.S and may adversely impact us in the future if a single-dose or pre-filled syringe presentation is not authorized.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.

We intend to have our vaccine candidates marketed outside the U.S. In furtherance of this objective, we have entered into supply agreements with various foreign governments and international distribution agreements with commercial entities. In order to market our products in various countries globally , we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain U.S. FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining U.S. FDA approval. Additionally, regulatory authorities outside the U.S. might not accept data from trials conducted in other countries. Although our COVID-19 Vaccine has received provisional registration, conditional marketing authorization or emergency use authorization in a number of jurisdictions, we may not obtain regulatory approvals in other relevant jurisdictions on a timely basis, if at all. Approval by one regulatory agency does not ensure approval by regulatory agencies in other jurisdictions. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the U.S. FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

The regulatory pathway for our COVID-19 Vaccine is continually evolving and may result in unexpected or unforeseen challenges.

The regulatory pathway for our COVID-19 Vaccine is evolving and failure by us to comply with any laws, rules and standards, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including penalties, fines and delays in vaccine licensure. Efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to regulatory compliance activities. For example, the rules, regulations and standards governing the USG Agreement are uncertain and may evolve as the program progresses. Such rules or standards may adversely affect our plans to develop our COVID-19 Vaccine and failure by us to comply with any laws, rules or standards, some of which may not exist yet or may change, could result in a range of adverse consequences, such as penalties, fines or failure to receive funding.

The speed at which multiple stakeholders are moving to create, test and approve vaccines for COVID-19 is highly unusual and may increase the risks associated with traditional vaccine development, which typically takes between eight and ten years. Given this accelerated timeline, we and regulators, such as the U.S. FDA, the EMA, and the UK’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) may make decisions more rapidly than is typical. Evolving or changing plans or priorities at the U.S. FDA or other regulatory bodies to whom we wish to apply for authorization, including based on new knowledge of COVID-19 and how the disease affects the human body, and new variants of the virus, may significantly affect the regulatory pathway for our COVID-19 Vaccine. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the U.S. FDA’s or other regulatory authorities’ analysis of clinical data may differ from our interpretation, or regulators’ requirements and expectations for vaccine authorization or approval may change over time, with the result that the U.S. FDA or other regulators may require that we conduct additional clinical trials or non-clinical studies. The evolving regulatory pathway may impede the development, commercialization and/or licensure of our COVID-19 Vaccine.

In addition, because the path to licensure of any vaccine against COVID-19 is unclear, we may have a widely used vaccine in circulation in certain countries as an investigational vaccine or a product authorized for temporary or emergency use prior to our receipt of full marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for Novavax and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources. For example, although we currently operate under an emergency use authorization provided by the U.S. FDA for our updated COVID-19 Vaccine, the U.S. FDA may revoke such authorization if it determines that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long such authorization will remain in place. Such revocation could adversely impact our business in a variety of ways.

We have conducted, continue to conduct and plan to conduct in the future, a number of clinical trials for our COVID-19 Vaccine at sites outside the U.S. and the U.S. FDA may not accept data from trials conducted in such locations.

We have and are currently conducting several clinical trials of our COVID-19 Vaccine at sites outside the U.S., including a Phase 3 pediatric study (2019nCoV-503) in the Dominican Republic, Guatemala, Honduras, the Philippines, and Mexico. Although the U.S. FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to conditions imposed by the U.S. FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the U.S. FDA deems clinically meaningful. Other regulatory authorities impose equivalent requirements for their countries. In addition, while these clinical trials are subject to the applicable local laws, where the data is to be used to support our BLA, U.S. FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the U.S. FDA does not accept the data from any trial that we conduct outside the U.S., it could result in delay pending completion of our trials conducted in the U.S. or result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development and commercialization of our COVID-19 Vaccine.

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

Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions, including under the USG under the Defense Production Act of 1950, as amended, that directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to our COVID-19 Vaccine, and the economic value of a COVID-19 vaccine to us could be limited. In addition, during a global health crisis, such as the COVID-19 pandemic, where the spread of a disease needs to be controlled, closed or heavily regulated national borders create challenges and delays in our development, production and distribution activities and may necessitate that we pursue strategies to develop, produce and distribute our vaccine candidates within self-contained national or international borders or with additional safety measures or checks in place, at potentially much greater expense and with longer timeframes for public distribution.

Inadequate funding for the U.S. FDA, the SEC and other regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, or otherwise perform their normal functions on which the operation of our business may rely, which could negatively impact our ability to develop or commercialize new products or services, access capital markets, or otherwise operate our business.

The ability of the U.S. FDA and other regulatory authorities to review and approve new product applications is affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. For example, average review times at the U.S. FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the U.S. FDA and other agencies may also slow the time necessary for new drugs to be reviewed and approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the USG has shut down several times and certain regulatory agencies, such as the U.S. FDA and the SEC, have had to furlough employees and stop or slow the pace of critical activities. Equally, the move of the EMA to the Netherlands from London caused a significant loss of experienced staff and the UK’s MHRA’s loss of funding from the E.U. has caused a loss of funding and consequently of staff. If a prolonged government shutdown or slowdown of the relevant regulatory authority occurs, it could significantly impact the ability of that Authority to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Fast Track Designation by the U.S. FDA, the issue of conditional marketing authorizations by the EMA or MHRA, or other regulatory acceleration options may not actually lead to a faster development or regulatory review or approval process and does not assure approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for U.S. FDA Fast Track Designation or similar fast track processes with other regulatory agencies. In the EU and the UK, rolling review procedure was relied upon for conditional marketing authorizations to be granted. However, Fast Track Designation or conditional authorizations do not ensure that the drug sponsor will receive marketing approval or that approval will be granted within any particular timeframe. The U.S. FDA granted Fast Track Designation for our prototype vaccine in November 2020, and for our recombinant quadrivalent seasonal influenza vaccine candidate, in January 2020. We may also seek Fast Track Designation for more of our other vaccine candidates. If we do seek Fast Track Designation for our other vaccine candidates, we may not receive it, and even if we receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional U.S. FDA procedures. In addition, the U.S. FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the U.S. FDA’s priority review procedures.

Obtaining a Fast Track Designation does not change the standards for product approval, but may expedite the development or approval process. Even though the U.S. FDA has granted such designation for our prototype vaccine, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that our COVID-19 Vaccine will receive marketing approval in the U.S.

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

Our facilities in Maryland are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, microorganisms and various hazardous compounds used in connection with our research and development activities. In the U.S., these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Similar national and local regulations govern our facilities in Sweden, the Czech Republic, and Switzerland. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

The FCPA and similar worldwide anti-bribery and anti-corruption laws prohibit companies and their intermediaries from corruptly providing any payments or other benefits to foreign government officials for the purpose of obtaining or retaining business. The U.S. Departments of Justice, Securities & Exchange Commission, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of the FCPA, economic sanctions laws, export control laws, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the UK Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 630 U.S. and foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office (“USPTO”) or enforced by the federal courts. Therefore, we do not know whether any particular patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

Although our patent filings include claims covering various features of our vaccine candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information, and such risk has been enhanced by the departure of employees in connection with our global restructuring and cost reduction plan.

Failure to obtain trademark registrations for proposed product names/brands, in the U.S. or abroad, may adversely impact our business.

Trademark registration to protect the trademarks for our proposed products will require approval from the USPTO in the U.S. and in trademark offices throughout the world in our key markets. The USPTO or a trademark office in a key international jurisdiction may refuse registration of any of our trademarks on a variety of potential grounds. If registration is not granted to one of our trademarks in the U.S. or in another key international jurisdiction, we may be required to adopt an alternative name for that proposed product. If we adopt an alternative name, we would lose the benefit of any existing trademark applications for such developmental candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the U.S. FDA and other regulatory authorities.

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

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biopharmaceutical products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. In addition, foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. Litigation or administrative proceedings may be necessary to determine the validity and scope of certain of our and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot provide assurance that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection. In Europe, a new unitary patent system, which took effect on June 1, 2023, may significantly impact European patents, including those granted before the introduction of the new system. Under the new system, applicants can, upon grant of a patent, opt for that patent to become a Unitary Patent which will be subject to the jurisdiction of a new Unitary Patent Court (“UPC”). Patents granted before the implementation of the new system can be opted out of UPC jurisdiction, remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be challenged in a single UPC-based revocation proceeding that, if successful, could invalidate the patent in all countries who are signatories to the UPC. Further, because the UPC is a new court system and there is no precedent for the court’s laws, there is increased uncertainty regarding the outcome of any patent litigation. We are unable to predict what impact the new patent regime may have on our ability to exclude competitors in the European market. In addition to changes in patents laws, geopolitical dynamics, including Russia’s incursion into Ukraine, may also impact our ability to obtain and enforce patents in particular jurisdictions. If we are unable to obtain and enforce patents as needed in particular markets, our ability to exclude competitors in those markets may be reduced.

If we do not obtain patent term extension and/or patent term adjustment in the U.S. under the Hatch-Waxman Act and similar extensions in foreign countries, our ability to exclude competitors may be harmed.

In the U.S., the patent term is 20 years from the earliest U.S. non-provisional filing date. Extensions of patent term may be available under certain circumstances. Depending upon the timing, duration and conditions of U.S. FDA marketing approval of our product candidates, we may be able to extend the term of one patent that covers a marketed product under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Amendments”) and similar legislation in the European Union and the United Kingdom.

The Hatch-Waxman Amendments permit patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the U.S. FDA regulatory review process. We may not receive any extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner.

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

Given our current cash position and cash flow forecast, and significant uncertainties related to 2024 revenue substantial doubt exists regarding our ability to continue as a going concern through one year from the date that the financial statements included in this Annual Report were issued.

Our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. At December 31, 2023, we had $0.6 billion in cash and cash equivalents and restricted cash. During 2023, we incurred a net loss of $545.1 million and had net cash flows used in operating activities of $714.0 million.

While our current cash flow forecast for the one-year going concern look forward period estimates that we have sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to the following:

•2024 Revenue: Our 2024 revenue depends on our ability to successfully develop, manufacture, distribute, or market an updated monovalent or bivalent formulation of a vaccine candidate for COVID-19 in a single dose vial or pre-filled syringe product presentation for the fall 2024 COVID-19 vaccine season, which is inherently uncertain and subject to a number of risks, including regulatory authorizations and our ability to introduce a single-dose vial or pre-filled syringe product presentation for the U.S. commercial and certain other markets.

Management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

Our ability to fund Company operations is dependent upon revenue related to vaccine sales for our products and product candidates, if such product candidates receive marketing approval and are successfully commercialized; the resolution of certain matters; and management’s plans, which may include raising additional capital through a combination of equity and debt financing, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of our COVID-19 Vaccine and our other vaccine candidates, including CIC vaccine candidate, or future COVID-19 variant strain-containing monovalent or bivalent formulations, remains uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

Our announced global restructuring and cost reduction plans may not result in anticipated reductions in combined research and development and selling, general, and administrative expenses and may disrupt our business.

In May 2023, we announced a global restructuring and cost reduction plan. This plan includes a more focused investment in our COVID-19 commercial program, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities and infrastructure. The planned workforce reduction includes an approximately 25% reduction in our global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. We expect the full annual impact of the cost savings to be realized in 2024. During 2023, we recorded a charge of $4.5 million related to one-time employee severance and benefit costs and $10.1 million costs related to the consolidation of facilities and infrastructure, the majority of which were incurred in the second quarter of 2023.

Additionally, in January 2024 we announced an additional 12% reduction of our global workforce, comprised of an additional 9% reduction in the Company’s full-time employees and the remainder comprised of contractors and consultants. The Company expects the full annual impact of the cost savings to be realized in 2025 and approximately 85% of the annual impact, excluding one-time charges, to be realized in 2024 due to timing of implementing the measures and the applicable laws, regulations and other factors in the jurisdictions in which it operates. The Company is expected to record an additional charge of approximately $4 million to $7 million related to one-time employee severance and benefit costs, the majority of which is expected to be incurred in the first quarter of 2024. Upon completion, the resulting Company workforce is expected to be approximately 30% lower as compared to the end of the first quarter of 2023.

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

In the ordinary course of our business, we and many of our current and future strategic partners, vendors, contractors, and consultants collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical participants, suppliers and business partners, including personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information represents an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including nation-states, organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Our ongoing operating activities also depend on functioning information technology systems. We are required to expend significant resources in an effort to protect against security incidents, and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. Cyber attacks are of ever-increasing levels of sophistication and frequency and, despite our security measures, our information technology systems and infrastructure and those of our vendors and partners are not immune to such attacks or breaches. Our profile as a recipient of funding under the USG Agreement and our development of our COVID-19 Vaccine may result in greater risk of cyber attack. Any such attack could result in a material compromise of our networks, and the information stored there could be accessed, publicly disclosed, lost, or rendered permanently or temporarily inaccessible. Furthermore, we may not promptly discover a system intrusion. Like other companies in our industry, we have and third parties with connections to our systems or with data relevant to our business have experienced attacks on our data and systems, including malware and computer viruses. Additionally, we partner with sites that store our clinical trial data, and their systems are also subject to the risk of cyberattacks, disruptions, or other security incidents. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information, whether stored by us or our partners, or other cyberattack causing disruption to our business, including ransomware, could result in reputational, business, and competitive harms, significant costs related to remediation and strengthening our cyber defenses, legal claims or proceedings, government investigations, liability including under laws that protect the privacy of personal information, and increased insurance premiums, any of which could have a material adverse effect on our business, operations or financial results. We also may need to pay a ransom if a “ransomware” infection prevents access or use of our systems and we may face reputational and other harms in addition to the cost of the ransom if an attacker steals certain critical data in the course of such an attack.

Compliance with global privacy and data security requirements could result in additional costs and liabilities or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, fines, and other harms which would cause our business and reputation to suffer.

Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increases the costs incurred by us in complying with such laws, which may be substantial. For example, the GDPR, which became effective in May 2018, imposes a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, requirements that companies allow individuals to exercise data protection rights such as their right to obtain copies or demand deletion of personal data held by those companies, limitations on retention of information, and public disclosure of significant data breaches, among other things. The GDPR provides for substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. From January 1, 2021 the GDPR has been retained in UK, as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), alongside the UK’s Data Protection Act 2018. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Our efforts to comply with GDPR, the UK GDPR and other privacy and data protection laws impose significant costs and challenges that are likely to increase over time, and we may be exposed to substantial penalties or litigation related to violations of existing or future data privacy laws and regulations.

Furthermore, transferring personal information across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. For example, the GDPR and UK GDPR impose strict restrictions surrounding the transfer of personal data to countries outside the EEA and the UK The mechanisms that we and many other companies rely upon for European data transfers (for example, Standard Contractual Clauses and the EU - US Data Privacy Framework) are the subject of legal challenge, regulatory interpretation and judicial decisions by the Court of Justice of the European Union. The suitability of Standard Contractual Clauses for data transfer in some scenarios has recently been the subject of legal challenge, and while the United States and the European Union reached agreement on the EU - US Data Privacy Framework, there are legal challenges to that data transfer mechanism as well. We continue to closely monitor for developments related to valid transfer mechanisms available for transferring personal data outside the European Economic Area (including the EU - US Data Privacy Framework) and other countries that have similar trans-border data flow requirements and adjust our practices accordingly. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe to the U.S. An inability to import personal information from Europe to the U.S. may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trials in Europe; limiting our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to the GDPR; or requiring us to increase our data processing capabilities in Europe at significant expense. Several other countries have also established specific legal requirements for cross-border transfers of personal information and certain countries have also established specific legal requirements for data localization (such as where personal data must remain stored in the country). If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions.

Privacy laws and regulations are also expanding in the U.S. For example, the CCPA requires disclosures to California consumers, imposes rules for collecting or using information about minors and affords consumers abilities, such as the right to know whether their data is sold or disclosed and to whom, the right to request that a company delete their personal information, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Like the GDPR, the CCPA establishes potentially significant penalties for violation. The CCPA also provides a private right of action along with statutory damages for certain data breaches. The California Privacy Rights Act (“CPRA”), became operational in 2023 and expands on the CCPA, creating new consumer rights and protections, including the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use and disclosure of sensitive personal information. Virginia, Connecticut and Utah have also passed comprehensive privacy laws that became effective in 2023, and similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. We will need to evaluate and update our privacy program to seek to comply with the CPRA, VCDPA, CPA and other federal and state privacy and data security laws, and we expect to incur additional expense in our effort to comply.

Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, and may require additional investment of resources in compliance programs, impact strategies, reduce the availability of previously useful data and result in increased compliance costs and/or changes in business practices and policies.

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

We depend on our senior executive officers, as well as key scientific and other personnel. The loss of these individuals or our failure to implement an appropriate succession plan could harm our business and significantly delay or prevent the achievement of research, development or business objectives. Turnover in key executive positions resulting in lack of management continuity and long-term history with our Company could result in operational and administrative inefficiencies and added costs. These risks have increased since our global restructuring and cost reduction plan and related workforce reduction implemented in May 2023 and January 2024, which increased the risk that we will lose technical know-how or other trade secrets as experienced personnel depart.

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

Our stock price has been highly volatile. From January 1, 2023 through December 31, 2023, the closing sale price of our common stock has been as low as $4.80 per share and as high as $12.48 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the trading prices of biopharmaceutical companies in particular have been highly volatile as a result of the COVID-19 pandemic, inflation and increased interest rates. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than expected.

Furthermore, given the global focus on the COVID-19 pandemic and our investment in developing a COVID-19 vaccine, information in the public arena on this topic, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price. Information related to our development, manufacturing, regulatory and commercialization efforts with respect to our COVID-19 Vaccine, or information regarding such efforts by competitors with respect to their COVID-19 vaccines and vaccine candidates, may meaningfully impact our stock price. As a result of this volatility, you may not be able to sell your common stock at or above your initial purchase price. The market price of our common stock may be influenced by many other factors, including:

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

•regulatory inquiries, reviews and potential action, including from the U.S. FDA or the SEC;

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

We are a target for public scrutiny, and our business may be impacted by unfavorable publicity.

Given that COVID-19 represented an unprecedented urgent public health crisis and that we have received significant funding from the U.S. and foreign governments and other sources to support the development and commercialization of our COVID-19 Vaccine, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions we have made and will be making regarding the development, testing, manufacturing, allocation and pricing of our COVID-19 Vaccine. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price. The intense public interest, including speculation by the media, in the development of our COVID-19 Vaccine has caused significant volatility in our stock price, which we expect to continue as data and other information from our ongoing clinical trials become publicly available. If concerns should arise about the actual or anticipated efficacy or safety of any of our product candidates, such concerns could adversely affect the market’s perception of these candidates, which could lead to a decline in investors’ expectations and a decline in the price of our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Risk Management and Strategy

The Company has adopted a cybersecurity risk management program that includes processes designed to identify, assess, manage, and monitor risks from cybersecurity threats. We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity awareness and risk management. Those processes include conducting an assessment of internal and external threats to the security, confidentiality, integrity and availability of Company data and systems along with other material risks to Company operations, at least annually or whenever there are material changes to the Company’s systems or operations and responding to risks identified. The Company uses NIST cybersecurity and risk management frameworks to assess its cybersecurity controls, risks, and overall program effectiveness. As part of our risk management process, the Company also engages outside providers to conduct periodic internal and external penetration testing and security assessments. As part of our third-party risk management program, we conduct assessments of vendor cybersecurity risks, including risks associated with our cloud vendors and other third parties.
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. For example, in 2020, several domestic and foreign security agencies announced that government actors or government-affiliated actors were specifically targeting organizations, like us, engaging in COVID-19 vaccine development and research. For more information, see Item 1A Risk Factors, “Security breaches and other disruptions to our information technology systems or those of the vendors on whom we rely could compromise our information and expose us to liability, reputational damage, or other costs.”
Governance

The cybersecurity risk management program is led by the Company’s Chief Information Officer (“CIO”) who has over 20 years of experience in information systems, cybersecurity, and data protection. The CIO reports to the Company’s Audit Committee at least annually, as well as to the Board of Directors, the Company’s Chief Executive Officer, and other members of our senior management as appropriate. These reports may feature an overall assessment of the Company’s compliance with the Company’s cybersecurity policies and include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures. Our program is evaluated by internal and external experts with the results of those reviews reported to senior management and the Board.
Item 2. PROPERTIES
As of December 31, 2023, we leased approximately 170,000 square feet of office space in Gaithersburg, Maryland that serves as our corporate headquarters (“700QO”), and intend to use for manufacturing and research and development. The term of the 700QO lease agreement is approximately 15 years, and we have the option to extend the Lease Agreement for two successive five-year terms.
As of December 31, 2023, we also lease and own approximately 192,000 square feet of office and other space in the U.S., apart from our corporate headquarters and approximately 260,000 in various foreign locations. We use this space for our services and support, commercial, research and development, manufacturing, and administrative personnel. Although we believe that our facilities are suitable and adequate for our present needs, the Company’s management continues to review and assess real property requirements that may be necessary to address our current business plan.
Item 3. LEGAL PROCEEDINGS
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned

Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture prototype vaccine on a commercial scale and to secure the prototype vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses. On March 16, 2023, the plaintiffs filed a motion for class certification and to appoint class representatives and counsel. Due to the Maryland Court’s ruling on the dismissal motion, the motion sought to certify a class of stockholders who purchased the Company’s securities between May 11, 2021, and October 19, 2021. The Company filed its opposition to the plaintiffs’ motion on September 22, 2023. On December 4, 2023, the parties agreed to a binding settlement in principle (the “Proposed Settlement”) to fully resolve the surviving claims in the Sinnathurai Action. Under the Proposed Settlement’s terms, the Company agreed to pay $47 million into a settlement fund, which will be funded by the Company’s directors and officers’ liability insurance and paid to members of a putative settlement class. On January 12, 2024, after the parties negotiated and executed a written agreement governing the Proposed Settlement, plaintiffs filed an unopposed motion for the Proposed Settlement’s preliminary approval. On January 23, 2024, the Maryland Court granted the motion for preliminary approval and, as requested by the parties, preliminarily certified, for the purposes of settlement only, the settlement class. The court also scheduled a settlement hearing to consider final approval of the settlement for May 23, 2024.

After the Sinnathurai Action was filed, eight derivative lawsuits were filed: (i) Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), (ii) Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), (iii) William Kirst, et al. v. Stanley C. Erck, et al., No. C-15-CV-21-000618 (the “Kirst Action”), (iv) Amy Snyder v. Stanley C. Erck, et al., No. 8:22-cv-01415-TDC (the “Snyder Action”), (v) Charles R. Blackburn, et al. v. Stanley C. Erck, et al., No. 1:22-cv-01417-TDC (the “Blackburn Action”), (vi) Diego J. Mesa v. Stanley C. Erck, et al., No. 2022-0770-NAC (the “Mesa Action”), (vii) Sean Acosta v. Stanley C. Erck, et al., No. 2022-1133-NAC (the “Acosta Action”), and (viii) Jared Needelman v. Stanley C. Erck, et al., No. C-15-CV-23-001550 (the “Needelman Action”). The Meyer, Yung, Snyder, and Blackburn Actions were filed in the Maryland Court. The Kirst and Needelman Actions were filed in the Circuit Court for Montgomery County, Maryland. The Mesa and Acosta Actions were filed in the Delaware Court of Chancery (the “Delaware Court”). The derivative lawsuits name members of the Company’s board of directors and certain members of senior management as defendants. The Company is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees.

On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss; the court allowed claims for alleged insider selling under Brophy v. Cities Service Co., et al., 70 A.2d 5 (Del. Ch. 1949) and unjust enrichment claims to proceed, but dismissed the remaining claims in the second consolidated amended complaint. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order. This includes staying the deadline for the individual defendants to respond to the consolidated amended complaint.

The Kirst Action was filed on December 28, 2021, and the defendants immediately removed the case to the Maryland Court. On July 21, 2022, the Maryland Court issued a memorandum opinion and order remanding the Kirst Action to state court. The plaintiffs filed an amended complaint on December 30, 2022. On January 23, 2023, defendants filed a motion to stay the Kirst action. On February 22, 2023, the parties in the Kirst Action filed, for the Court’s approval, a stipulation staying the Kirst Action pending the resolution of defendants’ motion to dismiss in the Second Consolidated Derivative Action. On March 22, 2023, the Court entered the parties’ stipulated stay of the Kirst Action pending resolution of the motion to dismiss in the Second Consolidated Derivative Action.

On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the Delaware Court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. On January 18, 2023, defendants filed a motion to stay the Mesa Action pending a final judgment in the Second Consolidated Derivative Action. The plaintiff filed his opposition on February 8, 2023. Defendants filed their reply on February 22, 2023. On February 28, 2023, the court granted the defendants’ motion to stay. On August 31, 2023, the plaintiff filed a motion to lift the stay. On October 6, 2023, the Company filed an opposition to plaintiff’s motion to lift the stay. Plaintiff filed his reply on October 17, 2023. On December 27, 2023, the parties filed a letter informing the Court that the Second Consolidated Derivative Action had been stayed for a period of six months and asked the Court to stay further proceedings in the Mesa Action until expiration of that stay.

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
On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. The stipulation entered by the court instructs the parties to discuss whether the stay should be further extended in light of the then-current status of the SLC’s investigation.

On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of prototype vaccine from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contended that, based on its purported termination of the Gavi APA, it was entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of December 31, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. On February 16, 2024, the Company and Gavi entered into a Termination and Settlement Agreement (the “Settlement Agreement”) terminating the Gavi APA, which related to the supply of the Company’s vaccine against SARS-COV-2 for the prevention of COVID-19, settling the arbitration proceedings initiated by Gavi against the Company relating to the APA and releasing both parties of all claims arising from, under or otherwise in connection with the APA. Pursuant to the Settlement Agreement, the Company is responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which the Company paid on February 20, 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the first quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines funded by Gavi for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries in its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.

On September 30, 2022, the Company, FUJIFILM Diosynth Biotechnologies UK Limited (“FDBK”), FUJIFILM Diosynth Biotechnologies Texas, LLC (“FDBT”), and FUJIFILM Diosynth Biotechnologies USA, Inc. (“FDBU” and together with FDBK and FDBT, “Fujifilm”) entered into a Confidential Settlement Agreement and Release (the “Fujifilm Settlement Agreement”) regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the Commercial Supply Agreement (the “CSA”) dated August 20, 2021 and Master Services Agreement dated June 30, 2020 and associated statements of work (the “MSA”) by and between the Company and Fujifilm. The MSA and CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to the Company’s prototype vaccine under the associated statements of work. Pursuant to the Fujifilm Settlement Agreement, the Company agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld two installments of $34.3 million due to Fujifilm on September 30, 2023 and December 31, 2023, pending resolution of the issues identified in the notice of breach. On October 30, 2023, FDBT filed a demand for arbitration with Judicial Arbitration and Mediation Services (“JAMS”) seeking payment of the third quarter installment of the Settlement Payment. An arbitration hearing has been scheduled for May 2024.

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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market under the symbol “NVAX.” Our common stock was held by approximately 177 stockholders of record as of February 23, 2024, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We do not anticipate declaring or paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under our Equity Compensation Plans
Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Part III, Item 12 of this Annual Report on Form 10-K.
Performance Graph
The graph below matches Novavax, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.
COMPARISON OF 5 YEAR CUMULATIVE RETURN*
Among Novavax Inc., the NASDAQ Composite index,
and the Russell 2000 Growth Biotechnology Index
*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Value of $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends, for fiscal years ended:

	December 31,
	2018	2019	2020	2021	2022	2023
Novavax, Inc.	$100	$10.82	$303.02	$388.78	$27.93	$13.04
NASDAQ Composite	$100	$136.69	$198.10	$242.03	$163.28	$236.17
Russell 2000 Growth Biotechnology	$100	$145.95	$226.85	$157.88	$115.02	$131.97
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
Item 6.    RESERVED
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Any statements in the discussion below and elsewhere in this Annual Report on Form 10-K about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects, including our ability to continue as a going concern through one year from the date of Novavax’ audited financial statements for the year ended December 31, 2023; our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 commercial program (which currently includes Nuvaxovid™ prototype COVID-19 vaccine ("NVX-CoV2373” or “prototype vaccine”) and Nuvaxovid™ updated COVID-19 vaccine (“NVX-CoV2601” or “updated vaccine”) collectively referred to as our (“COVID-19 Vaccine”)), potential market sizes and demand for our product candidates; the efficacy, safety, and intended utilization of our product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners; our estimate of the number of individuals who may potentially be reached by our COVID-19 Vaccine; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine, ongoing development of COVID-19 variant strain-containing monovalent or bivalent formulation, efforts to expand our COVID-19 Vaccine label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding from the U.S. government partnership formerly known as Operation Warp Speed under the USG Agreement, the U.S. Department of Defense (“DoD”), and CEPI; funding under our APAs and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully manufacture, distribute, or market our updated COVID-19 vaccine in a single dose vial or pre-filled syringe product presentation for the 2024-2025 vaccination season; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials; challenges or delays in obtaining regulatory authorization for our product candidates, including our updated COVID-19 vaccine in time for the 2024-2025 vaccination season or for future COVID-19 variant strain changes; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. and Serum Life Sciences Limited for co-formulation and filling and PCI Pharma Services for finishing our COVID-19 vaccines and the impact of any delays or disruptions in their operations on the delivery of customer orders; difficulty obtaining scarce raw materials and supplies; resource constraints, including human capital and manufacturing capacity, constraints on the ability of Novavax to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges in implementing our global restructuring and cost reduction plan; our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of our updated COVID-19 vaccine or any COVID-19 variant strain-containing formulation; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities, including requirements to deliver doses that may require Novavax to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.
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
Information in this Annual Report on Form 10-K, includes a financial measure that was not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which we refer to as adjusted cost of sales. We are presenting this non-GAAP financial measure to assist an understanding of our business and its performance. Adjusted cost of sales includes an estimate of standard manufacturing costs that were previously expensed to research and development prior to regulatory approvals for our COVID-19 Vaccine that would otherwise have been capitalized to inventory. Any non-GAAP financial measures presented are not, and should not be viewed as, substitutes for financial measures required by GAAP, have no standardized meaning prescribed by GAAP, and may not be comparable to the calculation of similar measures of other companies.
Overview
We are a biotechnology company that promotes improved global health through the discovery, development, and commercialization of innovative vaccines to prevent serious infectious diseases. Our proprietary recombinant technology platform harnesses the power and speed of genetic engineering to efficiently produce highly immunogenic nanoparticle vaccines designed to address urgent global health needs.
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

We have developed an updated COVID-19 vaccine for the 2023-2024 vaccination season. In October 2023, the U.S. FDA granted emergency use authorization (“EUA”) for our updated vaccine for active immunization to prevent COVID-19. The updated vaccine is authorized as (1) a single dose in individuals 12 years and older who have been vaccinated with any COVID-19 vaccine at least 2 months after receipt of the last previous dose of COVID-19 vaccine, and (2) a series of 2 doses administered 3 weeks apart to individuals 12 years and older who were not previously vaccinated with any COVID-19 vaccine. Our updated vaccine is available within the U.S. at many major pharmacy retailers. Outside the U.S. for our updated vaccine, in January 2024, we were granted marketing authorization by the United Kingdom’s (“UK”) Medicines and Healthcare products

Regulatory Agency (“MHRA”), in December 2023, we were granted expanded authorization by Health Canada, and in October 2023, we were granted approval by the European Commission (“EC”). We are committed to meeting the full supply of our key target markets through advance purchase agreements (“APAs”) covering such markets. We continue to work closely with regulatory authorities globally for authorization of our updated vaccine. We previously developed a prototype COVID-19 vaccine, which has received full marketing authorization (“MA”), marketing approval, interim authorization, provisional approval, conditional marketing authorization (“CMA”), from multiple regulatory authorities in over 40 countries globally. We continue to progress our regulatory authorizations for our prototype vaccine in select territories, as we believe these may facilitate authorization of our vaccine candidates for updated strains in the future.

Additionally, we are developing a CIC vaccine candidate. In addition to COVID-19, our other areas of focus include providing Matrix-M™ adjuvant for collaborations, including in R21/Matrix-M™ adjuvant malaria vaccine, which recently received authorization in several countries, as well as other preclinical vaccine research with our Matrix-M™ adjuvant, including through a partnership with the Bill & Melinda Gates Medical Research Institute.

We intend to focus the organization to align our investments and activities with our top priority of delivering our updated vaccine for the 2023-2024 vaccination season. To maximize our opportunities and mitigate the significant risks and uncertainties of the COVID-19 market, we have progressed our cost restructuring measures to reduce spend, extend our cash runway, and operate efficiently to seek to best position the Company to deliver longer-term growth. We discuss these cost restructuring strategies in greater detail in Note 2 to our consolidated financial statements in this Annual Report.

Business Highlights
Fourth Quarter 2023 and Recent Highlights
U.S. Market: Demonstrated ability to update COVID-19 vaccine and deliver the only protein-based non-mRNA option to market.

•Gained commercial experience in the U.S. after receiving EUA with future efforts to focus on a recalibration of U.S. field teams to focus on the retail segment

•Progressed efforts to position Novavax for a stronger performance in 2024-2025 COVID-19 vaccination season with focus on a single-dose product presentation for delivery at the start of the season and planned BLA approval to enable marketing and promotion for Nuvaxovid™ during season

•Progressed efforts to streamline manufacturing and to advance strain selection at risk while advocating for more timely identification of strains by regulatory authorities

•Continued advancement of discussions for 2024-2025 COVID-19 vaccination season with major retailers who have driven 90% of the pharmacy business

Global Markets: Delivered on 2023 APA obligations in Europe, Canada, Australia, New Zealand, Singapore and Taiwan.

•For 2024, made strategic decision to prioritize and focus commercial effort in Europe on select key countries including Italy, Spain, France and the UK.

•Spring 2024 U.K. private market launch expected for Novavax’s COVID-19 vaccine as enabled by the recent Green Book addition by the UK Health Security Agency

Novavax has made significant progress on its commitment to improve its financial position while maintaining the capabilities that support long-term value creation.

•Reduced full year 2023 operating expenses by $1.1 billion, or 41%, as compared to 2022

•Reduced workforce by a total of 30% compared to first quarter of 2023

•Delivered fourth quarter 2023 doses under the Canada APA agreement and received $175 million contingent payment in January 2024

•Settled arbitration with Gavi, removing financial uncertainty and enabling focus on shared public health mission

Novavax remains focused on leveraging its technology platform, including its proprietary Matrix-M™ adjuvant, to drive long-term growth and protect global public health.

•Expect to initiate a pivotal Phase 3 trial for CIC vaccine candidate in the second half of 2024, with potential for accelerated approval and anticipated launch in 2026

•R21/Matrix-M™ adjuvant malaria vaccine received prequalification by the WHO based on Phase 3 efficacy trial results, which were recently published in The Lancet, enabling global rollout of the vaccine in eligible United Nation countries

Financing Transactions
In August 2023, we entered into an At Market Issuance Sales Agreement (the "August 2023 Sales Agreement"), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our then-existing At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”). During the year ended December 31, 2023, we sold 38.3 million shares of our common stock under our August 2023 Sales Agreement and 7.9 million shares of our common stock under our June 2021 Sales Agreement, resulting in net proceeds of approximately $321 million, of which $6.9 million was included in Prepaid expenses and other current assets as of December 31, 2023 and received in cash in January 2024. As of December 31, 2023, the remaining balance available under the August 2023 Sales Agreement was approximately $242 million.
During the year ended December 31, 2022, we sold 2.2 million shares of our common stock resulting in net proceeds of approximately $179 million, under our June 2021 Sales Agreement.
In August 2023, pursuant to the Securities Subscription Agreement with SK, we agreed to sell and issue to SK 6.5 million shares of our common stock at a price of $13.00 per share (the “Shares”) in a Private Placement for aggregate gross proceeds to us of approximately $84.5 million. We recognized the Shares at the settlement date fair value of $46.5 million (see Note 4 to our consolidated financial statements for additional discussion of the Securities Subscription Agreement with SK). The closing of the Private Placement occurred on August 10, 2023.
In December 2022, we completed a public offering of 7,475,000 shares of our common stock, including 975,000 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $10.00 per share resulting in net proceeds, net of offering costs of $4.9 million, of approximately $70 million. We completed this public offering concurrent with the issuance of the 2027 Notes (see Note 10 to our consolidated financial statements).
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for product sales revenue, pre-launch inventory, inventory realizability, and research and development expenses have a material impact on our consolidated financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.
For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see Note 2 to the accompanying consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Revenue Recognition, Product Sales - Advance Purchase Agreements
Product sales include sales associated with COVID-19 Vaccine supply agreements, sometimes referred to as advance purchase agreements (“APAs”), with various international governments. We recognize revenue from product sales related to these APA’s based on the transaction price per dose calculated in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, at the point in time when control of the product transfers to the customer and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory. The APAs typically contain terms that include upfront payments which are reflected in Deferred revenue. We constrain the transaction price for APA’s until it is probable that a significant reversal in revenue recognized will not occur. Specifically, if an APA includes a provision whereby the customer may request a discount, return, or refund, or includes a term that may have the effect of decreasing the price per dose of previously delivered shipments, revenue is constrained based on an estimate of the impact of the transaction price until it is probable that a significant reversal in revenue recognized will not occur.
Revenue Recognition, Product Sales - U.S. Commercial
In the fourth quarter of 2023, we commenced sales of COVID-19 Vaccine to the U.S. commercial market. Product sales in the U.S. are primarily made through large pharmaceutical wholesale distributors at the wholesale acquisition cost (“WAC”). We recognize revenue upon title transfer (which is typically at time of delivery), provided all other revenue recognition criteria have been met. The transaction price includes estimates of variable consideration for which reserves are established that primarily result from invoice discounts for prompt payment, wholesale distributor fees, chargebacks, and product returns (collectively, “gross-to-net deductions”). These estimates are based on the amounts earned or to be claimed for related sales and are classified as either reductions of gross accounts receivable or a current liability based on the nature of the estimate, the expected settlement method, and net position by individual customer. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, specific known market events, and trends. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If actual results vary from estimates, we will adjust the estimates, which would affect product sales in the period such variances become known.

Gross-to-net deductions include the following:
•Wholesale distributor fees, discounts, and chargebacks: We have arrangements under which our indirect customers such as retailers and healthcare providers receive discounts to the WAC. The chargeback represents the difference between the WAC and this negotiated discounted price. For distribution and related services, we pay service fees to our wholesale distributors. In addition, we typically offer wholesale distributor customers invoice discounts on product sales for prompt payments. We estimate chargebacks, discounts, and fees we will owe and deduct these amounts from gross product sales at the time the revenue is recognized based on the contractual terms and our expectations regarding future customer behaviors.

•Product returns: We offer U.S. customers the right to return COVID-19 Vaccine. These return rights include the right of wholesale distributors to return unsold and expired doses and the right of indirect customers to return any partial or unused vials upon expiry. Estimated returns for COVID-19 Vaccine are determined considering levels of inventory in the distribution channel, projected market demand, utilization data, returns claims received, and product shelf life. Our estimates of product returns are subject to significant uncertainty. Actual customer product returns could vary significantly from our estimates, resulting in changes to the estimates in subsequent periods. The estimated amount for product returns is deducted from gross product sales in the period the related product sales are recognized.

•Other: Fees payable to retailers, healthcare providers, and buying groups, including certain patient assistance programs, are deducted from gross product sales in the period the related product sales are recognized.

During the year ended December 31, 2023, we recognized gross-to-net deductions against U.S. commercial product sales of $84.7 million for product returns and $47.0 million for wholesale distributor fees, discounts and chargebacks. As of December 31, 2023, $82.5 million related to product returns and $20.6 million related to wholesale distributor fees, discounts, and chargebacks were included in Other current liabilities and $2.6 million was included in Accounts receivable on our consolidated balance sheet.
Pre-Launch Inventory
We capitalize raw materials and production costs as inventory when we determine that commercialization of a product is probable and have a present right to the economic benefit associated with the product. Our estimate of when commercialization is probable is based primarily on our experience with obtaining regulatory approval of comparable products. We began to capitalize inventory in 2022.
Inventory Realizability
We periodically analyze our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. We estimate excess or obsolete inventory and losses on firm purchase commitments of inventory quarterly based on multiple factors, including assumptions about expected future demand and market conditions, current sales orders, and product expiry dates. Our assumptions about expected future demand are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory write down that we report in a particular period. We began to capitalize inventory in 2022. Subsequently, for the year ended, December 31, 2022 we recorded inventory write-downs of $447.6 million and losses on firm purchase commitments of inventory of $155.9 million to the extent the cost cannot be recovered based on estimates about future demand. For the year ended December 31, 2023, we recorded inventory write-downs of $72.4 million and losses on firm purchase commitments of inventory of $73.5 million. In addition, for the year ended December 31, 2023, we recorded recoveries on firm purchase commitments of $40.2 million related primarily to negotiated reductions to previously recognized firm purchase commitments.
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
•expenses incurred under agreements with contract research organizations (“CROs”) that conduct our clinical trials and third party consultants; and
•the cost of developing and manufacturing vaccine components under third-party CMOs and contract development and manufacturing organizations (“CDMOs”) agreements, including expenses incurred for the procurement of raw materials, laboratory supplies and equipment.
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
Results of Operations for Fiscal Years 2023 and 2022
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Annual Report on Form 10-K. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is described under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
For our discussion of the year ended December 31, 2022, compared to the year ended December 31, 2021, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue

	2023	2022	Change
Revenue (in thousands):
Product sales	$531,389	$1,554,961	$(1,023,572)
Grants	427,323	382,921	44,402
Royalties and other	24,993	43,990	(18,997)
Total revenue	$983,705	$1,981,872	$(998,167)
Revenue for the year ended December 31, 2023 was $983.7 million as compared to $2.0 billion for the year ended December 31, 2022, a decrease of $1.0 billion. Revenue for the years ended December 31, 2023 and 2022 was primarily comprised of revenue from product sales of COVID-19 Vaccine and services performed under our U.S. government agreement with Advanced Technology International (“USG Agreement”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed. The decrease in revenue is primarily due to a decreased quantity of dose sales of COVID-19 Vaccine.
Product sales
Product sales for 2023 were $531.4 million as compared to $1.6 billion for 2022, a decrease of $1.0 billion. The decrease in product sales is primarily due to a decreased quantity of dose sales of COVID-19 Vaccine during the year ended December 31, 2023 as compared to 2022. Product sales for 2023 related to revenue from commercial sales of COVID-19 Vaccine, which commenced in 2022. The geographic distribution of product sales in 2023 was as follows:

	2023	2022	Change
Product Sales (in thousands)
North America	$29,959	$194,480	$(164,521)
Europe	268,361	823,542	(555,181)
Rest of the world	233,069	536,939	(303,870)
Total product sales revenue	$531,389	$1,554,961	$(1,023,572)

Grants
We recognized grant revenue as follows:

	2023	2022	Change
Grant Revenue (in thousands)
USG Agreement	$427,323	$380,996	$46,327
U.S. DoD	—	1,925	(1,925)
Total grant revenue	$427,323	$382,921	$44,402
Grant revenue for 2023 was $427.3 million compared to $382.9 million for 2022, an increase of $44.4 million. Grant revenue comprised revenue for services performed under our USG Agreement. The increase was primarily due to increased support activities under the USG Agreement during 2023. As of December 31, 2023, the Company has recognized the full contract funding under the USG Agreement in revenue.
Royalties and Other
Royalties and other includes royalty milestone payments, sales-based royalties, and Matrix-M™ adjuvant sales. Royalties and other revenue for 2023 was $25.0 million as compared to $44.0 million for 2022, a decrease of $19.0 million. The decrease was primarily due to decreased revenue related to milestone payments, partially offset by an increase in Matrix-M™ adjuvant sales.
Expenses:

	2023	2022	Change
Expenses (in thousands):
Cost of sales	$343,768	$902,639	$(558,871)
Research and development	737,502	1,235,278	(497,776)
Selling, general, and administrative	468,946	488,691	(19,745)
Total expenses	$1,550,216	$2,626,608	$(1,076,392)
Cost of Sales
Cost of sales was $343.8 million, or 65% of product sales, for the year ended December 31, 2023, including expense of $145.9 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments, $6.1 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, $64.0 million related to unutilized manufacturing capacity, and a credit of $40.2 million related to negotiated reductions to certain previously recognized firm purchase commitments. Cost of sales was $902.6 million, or 58% of product sales, for 2022, including expense of $603.5 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments. Prior to receiving approval, we expensed manufacturing costs as research and development expenses. After receiving approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. If inventory sold during 2023 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the year would have been $382.8 million, an adjustment of $39.0 million as compared to cost of sales recognized. If inventory sold during 2022 was valued at expected standard cost, adjusted cost of sales for the year would have been approximately $1.1 billion, an adjustment of $164.8 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $737.5 million for 2023 as compared to $1.2 billion for 2022, a decrease of $497.8 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Vaccine and CIC, as summarized in the table below (in thousands):

	2023	2022
Research and Development Expenses (in thousands):
Coronavirus vaccines	$413,448	$848,042
Other vaccine development programs	3,241	9,821
Total direct external research and development expense	416,689	857,863
Employee expenses	169,378	180,168
Stock-based compensation expense	41,211	66,565
Facility expenses	62,736	60,428
Other expenses	47,488	70,254
Total research and development expenses	$737,502	$1,235,278
Research and development expenses for coronavirus vaccines for the year ended December 31, 2023 and 2022 decreased to $413.4 million from $848.0 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including under manufacturing supply agreements with CMOs and CDMOs, and a reduction in clinical study costs and the commercialization of internal manufacturing capabilities. The decrease was also due to a benefit of $57.7 million during the year ended December 31, 2023 resulting from our settlement agreement and Private Placement with SK (see Note 4 to our consolidated financial statements). The decrease was partially offset by a benefit of $35.2 million and $201.4 million for the years ended December 31, 2023 and 2022, respectively, related to previously accelerated manufacturing costs for leases that we determined were embedded in manufacturing supply agreements with CMOs and CDMOs.
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
For 2024, we expect research and development expenses to decrease as compared to 2023 as we continue to assess our manufacturing needs and modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine and as additional manufacturing activities that were previously recognized as research and development expenses begin to meet the criteria for capitalization as inventory.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased to $468.9 million for 2023 from $488.7 million for 2022, a decrease of $19.7 million. The decrease in selling, general, and administrative expenses is primarily due to cost containment measures to reduce our operating spend including a decrease in professional fees and advertising and promotion costs in support of our COVID-19 commercial program, partially offset by restructuring expenses.
Other Expense, Net:

	2023	2022	Change
Other income (expense) (in thousands):
Interest expense	$(14,416)	$(19,880)	$5,464
Other income (expense)	37,896	10,969	26,927
Total other income (expense), net	$23,480	$(8,911)	$32,391
We had total net other income of $23.5 million for 2023 compared to total net other expense of $8.9 million for 2022, an increase of $32.4 million. During 2023, other income, net increased primarily due to the favorable impact in 2023 as compared to 2022 of exchange rates on foreign currency denominated balances, including an intercompany loan with Novavax CZ, and an increase in investment income due to higher interest rates.
Income Tax Expense:
During the years ended December 31, 2023 and 2022, we recognized $2.0 million and $4.3 million of income tax expense, respectively, related to federal, state, and foreign income taxes.
Net Loss:

	2023	2022	Change
Net Loss (in thousands, except per share information):
Net loss	$(545,062)	$(657,939)	$112,877
Net loss per share, basic and diluted	$(5.41)	$(8.42)	$3.01
Weighted average shares outstanding, basic and diluted	100,768	78,183	22,585
Net loss for 2023 was $545.1 million, or $5.41 per share, as compared to $657.9 million, or $8.42 per share, for 2022, a decrease of $112.9 million, or $3.01 per share. The decrease in net loss was primarily due to the decline in cost of sales and research and development expenses associated with our COVID-19 Vaccine, partially offset by a decrease in revenue from product sales.
The increase in weighted average shares outstanding for 2023 is primarily a result of sales of our common stock.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our product sales and royalties under licensing arrangements with our strategic partners; repayments under our grant agreements; our projected activities related to the development and commercial support of our COVID-19 Vaccine and our CIC vaccine candidate, including significant commitments under various CRO, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our potential combination vaccines candidates, which are in various stages of development.
We have entered into supply agreements, sometimes referred to as APAs, with the EC and various countries globally. We also have license agreements. As of December 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the licensing agreements, was approximately $2 billion, of which $863.5 million is included in Deferred revenue on our consolidated balance sheet. Failure to timely meet regulatory milestones, or achieve product volume or delivery timing obligations under our APAs may require us to refund portions of upfront or other payments or result in reduced future payments, which could adversely impact our ability to realize revenue from our unsatisfied performance obligations. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype vaccine under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones.
On October 3, 2023, our updated vaccine received EUA from the U.S. FDA for active immunization to prevent COVID-19 in individuals aged 12 and older. Immediately upon authorization, our updated vaccine has also been included in the recommendations issued by the CDC in September 2023. Doses became available within the U.S. at many major pharmacy retailers, following the Center for Biologics Evaluation and Research release of vaccine batches. We have established reserves for gross-to-net deductions for amounts that we expect to return to our customers. As of December 31, 2023, gross-to-net reserve balances are $84.6 million related to product returns and $21.1 million related to wholesale distributor fees, discounts, and chargebacks, of which $103.1 million is included in Accrued expenses and $2.6 million is included in Accounts receivable on our consolidated balance sheet.
Pursuant to the Fujifilm Settlement Agreement (see Note 4 to our consolidated financial statements), we agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with the cancellation of manufacturing activity at FDBT under the Fujifilm CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance was to be paid in four equal quarterly installments of $34.3 million each, which began on March 31, 2023. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, we sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. We withheld two installments of $34.3 million due to Fujifilm on September 30, 2023 and December 31, 2023, pending resolution of the issues identified in the notice of breach. We paid the first two installments totaling $68.6 million during the twelve months ended December 31, 2023, and the remaining balance of $68.6 million is reflected in Accrued expenses on our consolidated balance sheet. On October 30, 2023, FDBT filed a demand for arbitration with Judicial Arbitration and Mediation Services (“JAMS”) seeking payment of the third quarter installment of the Settlement Payment.
In August 2023, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with SK regarding the mutual release by the parties of all claims arising from or in relation to certain statements of work (“SOWs”) under the Development and Supply Agreement entered into in August 2020 and the Collaboration and License Agreement, entered into in February 2021 as amended in December 2021 and July 2022 in connection with the cessation of all drug substance and drug product manufacturing activity at SK for supply to us. Pursuant to the Settlement Agreement, we agreed to pay $149.8 million, of which (i) $130.4 million was paid in August 2023 and (ii) the remaining balance was paid in November 2023. Under the Settlement Agreement, we also agreed with SK to a wind down plan with respect to the remaining products, materials and equipment under the SOWs (see Note 4 to our consolidated financial statements).
In August 2023, we entered into a Securities Subscription Agreement (the “Subscription Agreement”) with SK, pursuant to which we agreed to sell and issue to SK, in a private placement (the “Private Placement”), 6.5 million shares of our common stock, par value $0.01 per share at a price of $13.00 per share for aggregate gross proceeds to us of approximately $84.5 million. The closing of the Private Placement occurred on August 10, 2023 (see Note 4 to our consolidated financial statements).
We have an APA with the Commonwealth of Australia for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In April 2023, we amended the Australia APA to reduce the number of doses to be delivered with a commensurate increase in the per-dose price, such that the total contract value of the Australia APA is maintained with doses to be delivered through 2024. In May 2023, we extended a credit for certain doses delivered in 2022 to Australia that qualified for replacement under the Australia APA. This credit is the result of a single lot sold to the Australian government that upon pre-

planned 6-month stability testing was found to have fallen below the defined specifications and the lot therefore was removed from the market. The credit will be applied against the future sale of doses to Australia. In July 2023, we amended the Australia APA to provide for replacement doses and to extend the delivery schedule through 2025. As of February 2024, we had not yet received TGA authorization or delivered doses as contemplated in the July 2023 amendment and are in active discussions with the Australian government on both the TGA authorization and delivery of the doses previously scheduled for the fourth quarter of 2023. In February 2024, we received notice from the Australian government purporting to cancel its order for such prototype vaccine doses. We believe the cancellation was not proper under the amended Australia APA. However, if such a cancellation were determined to be allowable, $6.0 million of the deferred revenue would become a credit towards future deliveries of doses and approximately $48 million of the contract value related to future deliverables would no longer be available.
In April 2023, we amended the Canada APA, pursuant to which the Canadian government forfeited certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million, which we received in the second quarter of 2023. In June 2023, we entered into an additional amendment (the “June 2023 Amendment”) to the Canada APA. Pursuant to the June 2023 Amendment, (i) the Canadian government forfeited certain doses of COVID-19 Vaccine previously scheduled for delivery and agreed to pay a total amount of $349.6 million to us in two equal installments, which total amount equaled the remaining balance owed by the Canadian government with respect to such forfeited vaccine doses, (ii) the amount of doses of COVID-19 Vaccine due for delivery was reduced, (iii) the delivery schedule for the remaining doses of COVID-19 Vaccine to be delivered was revised, and (iv) the parties agreed Novavax would use the Biologics Manufacturing Centre (“BMC”) Inc. to produce bulk antigen for doses in 2024 and 2025. The June 2023 Amendment maintained the total contract value of the original Canada APA. The first Installment of $174.8 million was payable upon execution of the June 2023 Amendment and received by Novavax in July 2023, and the second installment of $174.8 million was contingent and payable upon the delivery of vaccine doses in the second half of 2023 and received by Novavax in January 2024. The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for our COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Our 2024 plans do not currently anticipate the submission for regulatory approval of our COVID-19 Vaccine using bulk antigen produced at BMC, and we plan to work with the Canadian government on an amendment that addresses possible alternatives, which may not be achievable. As of December 31, 2023, $102.8 million was classified as short-term Deferred revenue and $485.3 million was classified as long-term Deferred revenue with respect to the Canadian APA on our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available (see Note 3 to our consolidated financial statements). In the event that the contract is terminated, we would consider competing in the Canadian commercial market. Pursuant to the June 2023 Amendment, we and the Canadian government will endeavor to expand our previously agreed in-country commitment to Canada and to partner to provide health, economic, and future pandemic preparedness benefits to Canada, which value may be provided through a number of activities, including without limitation, capital investments, the performance of activities or services, or the provision of technology or intellectual property licenses. Further, the parties will endeavor to enter into a memorandum of understanding (the “MOU”) to illustrate our ability to deliver such benefits over a 15-year period with an aggregate value of not less than 100% of the amount remaining to be paid under the June 2023 Amendment and ultimately received by us. As of December 31, 2023, discussions regarding the MOU were ongoing. We agreed to hold $20.0 million of the second installment payment received in January 2024 in escrow for the benefit of the Canadian government, which amount is the sole recourse available to the Canadian government in the event of non-performance under the MOU.
In September 2022, we entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (the “Amended and Restated UK Supply Agreement”) with the Authority. Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of our prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, our timely achievement of supportive recommendations from the JCVI that is approved by the UK Secretary of State for Health. If the Authority did not purchase the Conditional Doses or the number of such Conditional Doses was reduced below 15 million doses of our prototype vaccine, we would have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.
As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to our prototype vaccine, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses are contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the $112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero. As of February 2024, the Company is in discussions with the Authority regarding the treatment of the remaining upfront amount previously received of $112.5 million, which is reflected in Other current liabilities on our consolidated balance sheet.
Under the terms of the Gavi APA, we received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350.0 million in 2022 related to our achieving EUL for our prototype vaccine by the WHO (the “Advance Payment Amount”). On November 18, 2022, we delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of our prototype vaccine from us as required by the Gavi APA. As of November 18, 2022, we had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contended that, based on its purported termination of the Gavi APA, it was entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. As of December 31, 2023, the remaining Gavi Advance Payment Amount of $696.4 million, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, was reclassified from Deferred revenue to Other current liabilities on our consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. We filed our Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to our Counterclaims. On February 16, 2024, we and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings, and releasing both parties of all claims arising from, under or otherwise in connection with the Gavi APA. Pursuant to the Gavi Settlement Agreement, we are responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which we paid on February 20, 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the first quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of our vaccines funded by Gavi for supply to certain low-income and lower-middle income countries. We have the right to price the vaccines offered to such low-income and lower-middle income countries at our discretion, and, when utilized by Gavi, we will credit the actual price per vaccine paid against the applicable credit. We intend to price vaccines offered via the tender process, consistent with our shared goal with Gavi to provide equitable access to those countries. Also in the Gavi Settlement Agreement, we grant Gavi an additional credit of up to $225 million, which may be applied against any additional qualifying sales, exceeding the $80 million deferred payment amount in any calendar year, of our vaccines in such countries during such deferred payment term. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SIIPL under the SIIPL R21 Agreement (see Note 4 to our consolidated financial statements for more details on SIIPL R21 Agreement), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
Our funding agreements currently include funding from CEPI in the form of one or more forgivable no interest term loans (“CEPI Forgivable Loan Funding”). Payments received under the CEPI Forgivable Loan Funding are only repayable if project vaccine, as defined under the CEPI funding agreement, manufactured by the CMO network funded by CEPI is sold to one or more third parties (which could include sales credited under the Gavi Settlement Agreement), and such sales cover our costs of manufacturing such vaccine, not including manufacturing costs funded by CEPI. The timing and amount of any loan repayments is currently uncertain.
We continue to assess our manufacturing needs and modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, and in doing so recognize that significant costs may be incurred. For the 2023-2024 vaccination season, we depend exclusively on SIIPL and SLS for co-formulation and filling (other than in Europe), and PCI Pharma Services for finishing COVID-19 Vaccine in Europe. For the 2024-2025 vaccination season, we are seeking to expand our supply chain network and introduce new single-dose vial or pre-filled syringe product presentations in certain markets. Any delays or disruptions in these suppliers’ operations could prevent or delay the delivery of customer orders.
As of December 31, 2023, we had $583.8 million in cash and cash equivalents and restricted cash as compared to $1.3 billion as of December 31, 2022.

We funded our operations in 2023 primarily with cash and cash equivalents, upfront payments under APAs, revenue from product sales, royalties under licensing arrangements with our strategic partners, and proceeds from the sale of common stock, together with revenue under the USG Agreement that support our COVID-19 Vaccine development activities. In May 2023, we announced our plan to restructure our global footprint to reduce our planned expenditures and in January 2024, we announced further reductions in our global workforce. We anticipate our future operations to be funded primarily by revenue from product sales, our cash and cash equivalents, and other potential funding sources including equity financings, which may include at the market offerings under our August 2023 Sales Agreement, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for 2023 and 2022:

	2023	2022	Change
Net cash (used in) provided by:
Operating activities	$(713,967)	$(415,937)	$(298,030)
Investing activities	(58,806)	(92,985)	34,179
Financing activities	4,466	324,988	(320,522)
Effect on exchange rate on cash, cash equivalents, and restricted cash	3,272	4,520	(1,248)
Net increase in cash, cash equivalents, and restricted cash	(765,035)	(179,414)	(585,621)
Cash, cash equivalents, and restricted cash at beginning of year	1,348,845	1,528,259	(179,414)
Cash, cash equivalents, and restricted cash at end of year	$583,810	$1,348,845	$(765,035)
Net cash used in operating activities was $714.0 million for 2023, as compared to cash used in operating activities of $415.9 million in 2022. The increase in cash used in operating activities is primarily due to the timing of payments to vendors and cash receipts from customers, primarily APAs.
Net cash used in investing activities was $58.8 million for 2023, as compared to $93.0 million in 2022. The decrease in cash used in investing activities is primarily due to lower expenditures on equipment and leasehold improvements. Capital expenditures for the years ended December 31, 2023 and 2022 were $53.8 million and $89.1 million, respectively.
Net cash provided by financing activities was $4.5 million for 2023, as compared to $325.0 million in 2022. The decrease in cash provided by financing activities is primarily due to the repayment of our 3.75% Convertible notes of $325.0 million in 2023 as compared to gross proceeds of $175.3 million through the issuance of our 2027 Notes in 2022, partially offset by an increase in net proceeds from the sales of our common stock under our June 2021 and August 2023 Sales Agreements and the Private Placement with SK in 2023.
Going Concern
The accompanying consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described below. At December 31, 2023, we had $568.5 million in cash and cash equivalents and had a working capital deficiency. During 2023, we incurred a net loss of $545.1 million and had net cash flows used in operating activities of $714.0 million.
In accordance with ASC Topic 205-40, Presentation of Financial Statements - Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. While our current cash flow forecast for the one-year going concern look forward period estimates that we have sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next twelve months and our ability to execute on certain cost-reduction initiatives. Our revenue projections depend on our ability to successfully develop, manufacture, distribute, or market our COVID-19 Vaccine for the 2024-2025 vaccination season, which is inherently uncertain and subject to a number of risks, including our ability to obtain regulatory authorizations, introduce a single-dose vial or pre-filled syringe product presentation for the U.S. commercial and certain other markets, the incidence of COVID-19 during the 2024-2025 vaccination season, our ability to timely deliver doses and commercial adoption and market acceptance of our updated vaccine.
Further, failure to meet regulatory milestones or achieve product volume or delivery timing obligations under our advance purchase agreements may require us to refund portions of upfront and other payments or result in reduced future payments which could adversely affect our ability to continue as a going concern.
Management believes that, given our history of recurring losses, negative working capital and accumulated deficit, conditions or events exist that raise substantial doubt about our ability to continue as a going concern through one year from the date that these financial statements are issued. Our plans to alleviate the conditions that exist include restructuring and cost reduction measures and successful execution of its commercial plans.
In May 2023, we announced our Restructuring Plan, which includes a more focused investment in our COVID-19 Vaccine, reduction to our pipeline spending, the continued rationalization of our manufacturing network, a reduction to our global workforce, as well as the consolidation of facilities, and infrastructure. In our May 2023 announcement, the workforce reduction plan included an approximately 25% reduction in the Company’s global workforce, comprised of an approximately 20% reduction in full-time Company employees and the remainder comprised of contractors and consultants. We incurred one time restructuring expenses of $14.6 million during the twelve months ended December 31, 2023. See Note 17 to our consolidated financial statements for more details on restructuring. We expect the full annual impact of the cost savings to be realized in 2024 due to timing of implementing the measures, and the applicable laws, regulations, and other factors in the jurisdictions in which we operate.
In November 2023, we announced that we anticipated further reducing our research and development and selling, general and administrative expenses and our supply network costs. We intend to prioritize improvements to our long-term supply chain efficiency. In January 2024, as part of reducing combined research and development and selling. general and administrative expenses, we announced an approximately 12% reduction of our global workforce, comprised of an approximately 9% reduction in our full-time employees and the remainder comprised of contractors and consultants. We expect the full annual impact of the cost savings to be realized in 2025 and approximately 85% of the annual impact, excluding one-time charges, to be realized in 2024 due to the timing of implementing the measures and the applicable laws, regulations and other factors in the jurisdictions in which it operates. We expect to record a charge of approximately $4 million to $7 million related to one-time employee severance and benefit costs, the majority of which is expected to be incurred in the first quarter of 2024. Upon completion, our resulting workforce is expected to be approximately 30% lower as compared to the end of the first quarter of 2023.
Our plans may include raising additional capital through a combination of equity financings, which may include at the market offerings under our August 2023 Sales Agreement, debt financings, collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.
Due to the uncertainties associated with our plans, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

Contractual Obligations:	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$57,883	$24,097	$14,030	$14,665	$5,091
Finance leases obligation	102,949	10,256	16,778	13,710	62,205
Convertible notes(1)	175,250	—	—	175,250	—
Contractual obligations recognized as of December 31, 2023	336,082	34,353	30,808	203,625	67,296
Purchase commitments(2)	46,996	46,996	—	—	—
Total contractual obligations	$383,078	$81,349	$30,808	$203,625	$67,296
(1)    In 2022, we issued $175.3 million of 5.00% convertible senior unsecured notes due in 2027. See “Note 10—Long-term Debt” included in our Notes to Consolidated Financial Statements for additional information related to our convertible notes.
(2)    Purchase commitments primarily represent our non-cancelable fixed payment obligations under certain CMO, CDMO, and laboratory supply agreements that we are not contractually able to terminate for convenience. Certain agreements provide for termination rights subject to termination fees. Under such agreements, we are contractually obligated to make payments to vendors, mainly to reimburse them for their estimated unrecoverable expenses incurred. As of December 31, 2023, these agreements are active ongoing arrangements and we expect to receive value from these arrangements in the future. The amount of such obligations is dependent on the timing of termination and the terms of the relevant agreement, and cannot be reasonably estimated. Our current obligations under non-cancelable purchase agreements are reflected on our consolidated balance sheets.
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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $52 million as of December 31, 2023.

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
The information required by this item is set forth on pages F-1 to F-45.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management has determined that, as of December 31, 2023, our internal controls over financial reporting are effective based on those criteria.
Ernst & Young LLP has issued a report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15(a)(1).
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 and has concluded that there was no change that occurred during the year ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by our Officers and Directors
During our fiscal quarter ended December 31, 2023, one of our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to this contract, instruction, and written plan as a “Rule 10b5-1 trading plan.” We describe the material terms of this Rule 10b5-1 trading plan below.
Filip Dubovsky, MD, President, Research & Development
On December 12, 2023, Filip Dubovsky, MD, our President, Research & Development, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Dr. Dubovsky, acting through a broker, may sell up to an aggregate of 13,365 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from March 15, 2024 to June 14, 2024. The plan is scheduled to terminate on June 14, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Dr. Dubovsky or the broker, or as otherwise provided in the plan.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders scheduled to be held in June 2024 (the “2024 Proxy Statement”). We expect to file the 2024 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2023.

Item 11.    EXECUTIVE COMPENSATION
We incorporate herein by reference the information required by this item concerning executive compensation to be contained in the 2024 Proxy Statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate herein by reference the information required by this item concerning security ownership of certain beneficial owners and management and related stockholder matters to be contained in the 2024 Proxy Statement.
The following table provides our equity compensation plan information as of December 31, 2023. Under these plans, our common stock may be issued upon the exercise or vesting of equity awards and purchases under our Employee Stock Purchase Plan (“ESPP”). See also the information regarding our equity awards and ESPP in Note 12 to the consolidated financial statements included herewith.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	8,560,187	$39.08	7,412,669
Equity compensation plans not approved by security holders (Inducement Plan)(2)	786,790	$10.67	213,210
Total	9,346,977	$36.80	7,625,879
(1)Includes our 2015 Stock Incentive Plan, 2005 Stock Incentive Plan, and ESPP. The weighted-average exercise price in column (b) excludes restricted stock units, which are not subject to an exercise price.
(2)Includes our 2023 Inducement Plan only
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate herein by reference the information required by this item concerning certain relationships and related transactions and director independence to be contained in the 2024 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
We incorporate herein by reference the information required by this item concerning principal accountant fees and services to be contained in the 2024 Proxy Statement.
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

10.1††
The Company's Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 12, 2013 (File No. 000-26770))

10.2††
Amendment to Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Appendix 1 of the Company’s Definitive Proxy Statement filed on April 30, 2014 in connection with the Annual Meeting held on June 12, 2014 (File No. 000-26770))

10.3††
Form of Non-Statutory Stock Option Award Agreement granted under the Company's Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.4††
Form of Incentive Stock Option Award Agreement granted under the Company's Amended and Restated 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015 (File No. 000-26770))

10.5††
Amended and Restated Novavax, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement filed on May 2, 2022 in connection with the Annual Meeting held on June 16, 2022 (File No. 000-26770))

10.6††
Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed on April 28, 2023 in connection with the Annual Meeting held on July 11, 2023 (File No. 000-26770))

10.7††
Form of Non-Statutory Stock Option Award Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.8††
Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) granted under the Company’s Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023 (File No. 000-26770))

10.9††
Form of Global Non-Statutory Stock Option Award Agreement granted under the Company’s Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023 (File No. 000-26770))

10.10††
Form of Incentive Stock Option Award Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.11††
Form of Incentive Stock Option Award Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (File No. 000-26770))

10.12††
Form of Incentive Stock Option Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Performance- and Time-Based Vesting) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2016 (File No. 000-26770))

10.13††
Form of Restricted Stock Award Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.14††
Form of Restricted Stock Unit Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 18, 2019 (File No. 000-26770))

10.15††
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) granted under the Company’s Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023 (File No. 000-26770))

10.16††
Form of Global Restricted Stock Unit Award Agreement granted under the Company’s Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023 (File No. 000-26770))

10.17††
Form of Stock Appreciation Right Award Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 7, 2019 (File No. 000-26770))

10.18††
Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.19††	Novavax, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2023 (File No. 000-26770))

10.20††
Form of Non-Statutory Stock Option Agreement under the Novavax, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 9, 2023 (File No. 000-26770))

10.21††
Form of Restricted Stock Unit Award Agreement under the Novavax, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 9, 2023 (File No. 000-26770))

10.22††
Employment Agreement between the Company and John C. Jacobs, dated as of January 5, 2023 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023 (File No. 000-26770))

10.23††
Employment Agreement between the Company and Stanley C. Erck, dated as of June 22, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011 (File No. 000-26770))

10.24††
Consulting and Advisory Agreement between the Company and Stanley C. Erck, dated as of January 5, 2023 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023 (File No. 000-26770))

10.25††
Employment Agreement between the Company and Gregory M. Glenn dated July 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2010 (File No. 000-26770))

10.26††
Consulting and Advisory Agreement between the Company and Dr. Gregory M. Glenn, dated as of March 20, 2023  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 000-26770))

10.27††
Employment Agreement between the Company and John A. Herrmann dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.28††*	Consulting and Advisory Agreement between the Company and John A. Herrmann, dated as of November 17, 2023

10.29††
Employment Agreement between the Company and John J. Trizzino dated March 3, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016 (File No. 000-26770))

10.30††
Employment Agreement between the Company and James P. Kelly dated July 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.31††
Offer letter to James P. Kelly dated July 12, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.32††*	Offer letter to Mark Casey dated November 10, 2023

10.33††*	Employment Agreement between the Company and Mark Casey dated November 10, 2023

10.34††*	Offer Letter to Elaine O’Hara dated February 4, 2023

10.35††*	Employment Agreement between the Company and Elaine O’Hara dated February 4, 2023

10.36††*	Offer Letter to Filip Dubovsky, M.D. dated May 26, 2020

10.37††*	Employment Agreement between the Company and Filip Dubovsky, M.D. dated May 26, 2020

10.38††
Form of Amendment to Employment Agreement, dated June 17, 2021, between the Company and each of Stanley C. Erck, Gregory M. Glenn, John J. Trizzino, Filip Dubovsky, and John A. Herrmann, III (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.39††
Company Amended and Restated Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.40††
Form of Indemnification Agreement entered into between the Company and its directors and officers (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 (File No. 000-26770))

10.41
Lease Agreement for space at 22 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and the Company, dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.42
Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and the Company, dated as of February 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.43
First Amendment to Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and the Company, dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.44
Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and the Company, dated as of March 31, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.45
Deed of Lease for space at 700 Quince Orchard Road between ARE-MARYLAND NO. 51, LLC and the Company, dated October 22, 2020 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.46
Amendment to Deed of Lease for space at 700 Quince Orchard Road between ARE-MARYLAND NO. 51, LLC and the Company, dated June 22, 2021 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.47^
Amended and Restated Supply and License Agreement, dated July 1, 2021, between the Company and Serum Institute of India Private Limited (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.48^
Supply Agreement between the Company, Serum Institute of India Private Limited and Serum Life Sciences Limited, executed as of October 26, 2021 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.49^
Contract Development Manufacture Agreement, dated October 21, 2021, between the Company and Serum Life Sciences Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 9, 2022 (File No. 000-26770))

10.50^
Amendment No. 1 to the Contract Development Manufacture Agreement, executed as of April 29, 2022, between the Company and Serum Life Sciences Limited (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 9, 2022 (File No. 000-26770))

10.51^
Statement of Work No. 1 to the Contract Development Manufacture Agreement, effective as of April 29, 2022, between the Company and Serum Life Sciences Limited (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 9, 2022 (File No. 000-26770))

10.52^
Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of February 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021 (File No. 000-26770))

10.53^
First Amendment to Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of December 23, 2021 (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.54^
Statement of Work No. 1 to Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of December 23, 2021 (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.55^
Change Order No. 1 to Statement of Work No. 1 to Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 9, 2022 (File No. 000-26770))

10.56^
Collaboration and Exclusive License Agreement between the Company and Takeda Pharmaceutical Company Limited, dated as of February 24, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021 (File No. 000-26770))

10.57**
Global Access Commitments Agreement between Bill & Melinda Gates Foundation and the Company, dated as of September 25, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015 (File No. 000-26770))

10.58^
Asset Purchase Agreement between Company and Paragon Bioservices, Inc., dated June 26, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 7, 2019 (File No. 000-26770))

10.59^
Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated as of July 1, 2022, between the Company and The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.60^
Letter of Amendment to the Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated as of September 26, 2022, between the Company and The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.61^
Advanced Purchase Agreement, effective as of December 31, 2020, between the Company and the Commonwealth of Australia as represented by the Department of Health (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.62^
Amendment to Advanced Purchase Agreement between the Company, and the Commonwealth of Australia as represented by the Department of Health, dated as of December 23, 2021 (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.63^
Amendment No. 2 to Advanced Purchase Agreement, dated as of April 6, 2022, between the Company and the Commonwealth of Australia as Represented by the Department of Health (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.64^
Amendment No. 3 to Advanced Purchase Agreement, dated as of April 5, 2023, between the Company and the Commonwealth of Australia as Represented by the Department of Health (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.65^
Amendment No. 4 to Advanced Purchase Agreement, dated as of July 5, 2023, between the Company and the Commonwealth of Australia as Represented by the Department of Health (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.66^
Advanced Purchase Agreement, effective as of January 19, 2021, between the Company and Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770)

10.67^
Amendment No. 1 to Advanced Purchase Agreement, effective as of January 26, 2022, between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.68^
Amendment No. 2 to Advanced Purchase Agreement, effective as of October 18, 2022, between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services(Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.69^
Amendment No. 3 to Advanced Purchase Agreement, effective as of April 25, 2023, between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.70^
Amendment No. 4 to Advanced Purchase Agreement, effective as of June 30, 2023, between the Company and His Majesty the King in Right of Canada, as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.71^
Advance Purchase Agreement, dated August 16, 2021, between the Company, Novavax CZ and the European Commission (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.72^
Base Agreement between the Company and Advanced Technology International, dated June 25, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.73^
Modification No. 01 to Base Agreement between the Company and Advanced Technology International, dated as of March 23, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 9, 2022 (File No. 000-26770))

10.74^
Modification No. 02 to Base Agreement between the Company and Advanced Technology International, dated as of August 2, 2022 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.75^
Modification No. 03 to Base Agreement between the Company and Advanced Technology International, dated as of November 30, 2022 (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023 (File No. 000-26770))

10.76^
Undefinitized Project Agreement No. 1 between the Company and Advanced Technology International, dated July 6, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.77^
Modification No. 01 to Undefinitized Project Agreement No. 1 between the Company and Advanced Technology International, dated July 9, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-26770))

10.78^
Modification No. 02 to Undefinitized Project Agreement No. 01, entered into September 10, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.79^
Modification No. 03 to Undefinitized Project Agreement No. 01, entered into September 18, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.80^
Modification No. 04 to Undefinitized Project Agreement No. 01, entered into December 23, 2020, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.81^
Modification No. 05 to Undefinitized Project Agreement No. 01, dated January 12, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.82^
Modification No. 06 to Undefinitized Project Agreement No. 01, entered into January 19, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.83^
Modification No. 07 to Undefinitized Project Agreement No. 01, dated April 23, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.84^
Modification No. 08 to Undefinitized Project Agreement No. 01, dated June 4, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.85^
Modification No. 09 to Undefinitized Project Agreement No. 01, dated July 16, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.86^
Modification No. 10 to Undefinitized Project Agreement No. 01, dated August 6, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.87^
Modification No. 11 to Undefinitized Project Agreement No. 01, dated August 26, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.88^
Modification No. 12 to Undefinitized Project Agreement No. 01, dated December 20, 2021, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.89^
Modification No. 13 to Undefinitized Project Agreement No. 01, dated February 1, 2022, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.90^
Modification No. 14 to Undefinitized Project Agreement No. 01, dated July 1, 2022, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.91^
Modification No. 15 to Undefinitized Project Agreement No. 01, dated August 9, 2022, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.92^
Modification No. 16 to Undefinitized Project Agreement No. 01, dated September 9, 2022, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.93^
Modification No. 17 to Undefinitized Project Agreement No. 1, dated February 6, 2023, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May, 9 2023 (File No. 000-26770))

10.94^
Modification No. 18 to Undefinitized Project Agreement No. 1, dated May 25, 2023, between the Company and Advanced Technology International (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.95^
Series A Convertible Preferred Subscription Agreement, dated June 15, 2020, between the Company and RA Capital Healthcare Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

10.96^
Restated Funding Agreement, entered into on May 11, 2020, between the Company and the Coalition for Epidemic Preparedness Innovations (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 000-26770))

10.97^
Amendment Number 1 to the iPDP and Budget of the Outbreak Response Funding Agreement (Step 2), entered into on November 2, 2020, between the Company and the Coalition for Epidemic Preparedness Innovations (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.98^
Settlement Agreement, dated September 30, 2022, between the Company and FUJIFILM Diosynth Biotechnologies UK Limited, FUJIFILM Diosynth Biotechnologies Texas, LLC, and FUJIFILM Diosynth Biotechnologies USA, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.99^

Settlement Agreement and General Release, dated August 8, 2023, between the Company and SK bioscience Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November, 9 2023 (File No. 000-26770))

10.100^
Securities Subscription Agreement, dated as of August 8, 2023, between the Company and SK bioscience Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023 (File No. 000-26770))

10.101^*	Termination and Settlement Agreement, dated as of February 16, 2024, between the Company and Gavi Alliance

14	Code of Conduct (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

21*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Novavax, Inc. Amended and Restated Recoupment Policy

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Operations for the three years in the period ended December 31, 2023, (iii) the Consolidated Statements of Comprehensive Loss for the three years in the period ended December 31, 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three years in the period ended December 31, 2023, (v) the Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2023, and (vi) the Notes to Consolidated Financial Statements.

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
Date: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ John C. Jacobs	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
John C. Jacobs

/s/ James P. Kelly	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 28, 2024
James P. Kelly

/s/ James F. Young	Chairman of the Board of Directors	February 28, 2024
James F. Young

/s/ Gregg H. Alton	Director	February 28, 2024
Gregg H. Alton

/s/ Richard H. Douglas	Director	February 28, 2024
Richard H. Douglas

/s/ Rachel K. King	Director	February 28, 2024
Rachel K. King

/s/ Margaret G. McGlynn	Director	February 28, 2024
Margaret G. McGlynn

/s/ David M. Mott	Director	February 28, 2024
David M. Mott

/s/ Richard J. Rodgers	Director	February 28, 2024
Richard J. Rodgers

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2023, 2022, and 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Novavax, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Novavax, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, has negative working capital, and an accumulated deficit and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the account or disclosures to which they relate.

Inventory Excess and Obsolescence Reserve
Description of the Matter
As of December 31, 2023, the Company had $41.7 million of inventory. As disclosed in Note 2, inventories are stated at the lower of cost or net realizable value. The Company assesses its inventory levels each reporting period and writes down inventory that is either expected to be at risk of expiration prior to sale, or for which there are inventory quantities in excess of expected requirements. For the year ended December 31, 2023, inventory write-downs were $72.4 million and losses on firm purchase commitments were $73.5 million. In addition, for the year ended December 31, 2023, the Company recorded recoveries on firm purchase commitments of $40.2 million related primarily to negotiated reductions to previously recognized firm purchase commitments.

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

Our substantive audit procedures included, among others, evaluating methodologies, assumptions and data utilized in the analysis for inventory expected to be at risk for expiration or excess. We evaluated and compared forecasted demand to historical trends, compared actual inventory levels to forecasted demand requirements and evaluated the sensitivity of sales forecast assumptions on the amount of inventory reserves recorded.

Product Return Reserve Estimate- U.S. Commercial Sales
Description of the Matter
As of December 31, 2023, the Company recorded a liability for product returns related to US commercial sales of $82.5 million. As disclosed in Note 2, the Company offers U.S. commercial customers the right to return its product. These return rights include the right of wholesale distributors to return unsold and expired doses and indirect customers the right to return any partial or unused vials upon expiry. The Company estimates variable consideration resulting from these product returns based on quantitative and qualitative data from various internal and external sources.

Auditing management’s estimate of product returns was complex and judgmental given the Company’s limited history of US commercial sales, and management considers the level of inventory in the distribution channel, projected market demand, utilization data, returns claims received, and product shelf life.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the product return reserve estimation process for U.S. commercial sales, including management’s review of the level of inventory in the distribution channel, as well as inputs and assumptions used to develop the estimate of the product returns reserve.

Our substantive audit procedures included, among others, testing the level of product in the channel held by a sample of wholesale distributors at December 31, 2023. For indirect customers, we obtained and reviewed the Company’s estimated channel mix, and compared relevant inputs to underlying actual sales data. In addition, we assessed management’s estimate of projected market demand for the product through the expiration dates, by analyzing available internal and third party utilization data for the product for the current vaccination season, and we also assessed management’s estimate of total U.S. commercial market size for the season by analyzing available third party data. We also evaluated the sensitivities of changes in projected demand on the product return reserve estimate recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Novavax, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Novavax, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Novavax, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 28, 2024

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Product sales	$531,389	$1,554,961	$—
Grants	427,323	382,921	948,709
Royalties and other	24,993	43,990	197,581
Total revenue	983,705	1,981,872	1,146,290

Expenses:
Cost of sales	343,768	902,639	—
Research and development	737,502	1,235,278	2,534,508
Selling, general, and administrative	468,946	488,691	298,358
Total expenses	1,550,216	2,626,608	2,832,866
Loss from operations	(566,511)	(644,736)	(1,686,576)
Other income (expense):
Interest expense	(14,416)	(19,880)	(21,127)
Other income (expense)	37,896	10,969	(6,833)
Loss before income tax expense	(543,031)	(653,647)	(1,714,536)
Income tax expense	(2,031)	(4,292)	(29,215)
Net loss	$(545,062)	$(657,939)	$(1,743,751)

Net loss per share:
Basic and diluted	$(5.41)	$(8.42)	$(23.44)
Weighted average number of common shares outstanding:
Basic and diluted	100,768	78,183	74,400
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(545,062)	$(657,939)	$(1,743,751)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities available-for-sale, net of reclassifications	—	—	(9)
Foreign currency translation adjustment	9,099	(5,024)	(8,368)
Other comprehensive income (loss)	9,099	(5,024)	(8,377)
Comprehensive loss	$(535,963)	$(662,963)	$(1,752,128)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$568,505	$1,336,883
Restricted cash	10,424	10,303
Accounts receivable	297,240	82,375
Inventory	41,696	36,683
Prepaid expenses and other current assets	226,023	237,147
Total current assets	1,143,888	1,703,391
Property and equipment, net	305,771	294,247
Right of use asset, net	185,218	106,241
Goodwill	127,454	126,331
Other non-current assets	35,159	28,469
Total assets	$1,797,490	$2,258,679
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$132,610	$216,517
Accrued expenses	394,668	591,158
Deferred revenue	241,310	370,137
Current portion of finance lease liabilities	5,142	27,196
Convertible notes payable	—	324,881
Other current liabilities	861,408	930,055
Total current liabilities	1,635,138	2,459,944
Deferred revenue	622,210	179,414
Convertible notes payable	168,016	166,466
Non-current finance lease liabilities	55,923	31,238
Other non-current liabilities	33,130	55,695
Total liabilities	2,514,417	2,892,757

Commitments and contingencies (Note 16)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—

Stockholders’ deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at December 31, 2023 and 2022; and 140,506,093 shares issued and 139,505,770 shares outstanding at December 31, 2023 and 86,806,554 shares issued and 86,039,923 shares outstanding at December 31, 2022	1,405	868
Additional paid-in capital	4,192,164	3,737,979
Accumulated deficit	(4,820,951)	(4,275,889)
Treasury stock, 1,000,323 shares, cost basis at December 31, 2023 and 766,631 shares, cost basis at December 31, 2022	(92,267)	(90,659)
Accumulated other comprehensive income (loss)	2,722	(6,377)
Total stockholders’ deficit	(716,927)	(634,078)
Total liabilities and stockholders’ deficit	$1,797,490	$2,258,679
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	71,350,365	$714	$2,535,476	$(1,874,199)	$(41,806)	$7,024	$627,209
Stock-based compensation	—	—	183,626	—	—	—	183,626
Stock issued under incentive programs	2,503,819	24	68,032	—	(43,295)	—	24,761
Issuance of common stock, net of issuance costs of $7,292	2,578,967	26	564,833	—	—	—	564,859
Unrealized gain on marketable securities	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	(8,368)	(8,368)
Net loss	—	—	—	(1,743,751)	—	—	(1,743,751)
Balance at December 31, 2021	76,433,151	764	3,351,967	(3,617,950)	(85,101)	(1,353)	(351,673)
Stock-based compensation	—	—	131,967	—	—	—	131,967
Stock issued under incentive programs	701,005	7	4,912	—	(5,558)	—	(639)
Issuance of common stock, net of issuance costs of $7,216	9,672,398	97	249,133	—	—	—	249,230
Foreign currency translation adjustment	—	—	—	—	—	(5,024)	(5,024)
Net loss	—	—	—	(657,939)	—	—	(657,939)
Balance at December 31, 2022	86,806,554	868	3,737,979	(4,275,889)	(90,659)	(6,377)	(634,078)
Stock-based compensation	—	—	85,850	—	—	—	85,850
Stock issued under incentive programs	902,742	9	1,758	—	(1,608)	—	159
Issuance of common stock, net of issuance costs of $6,171	52,796,797	528	366,577	—	—	—	367,105
Foreign currency translation adjustment	—	—	—	—	—	9,099	9,099
Net loss	—	—	—	(545,062)	—	—	(545,062)
Balance at December 31, 2023	140,506,093	$1,405	$4,192,164	$(4,820,951)	$(92,267)	$2,722	$(716,927)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net loss	$(545,062)	$(657,939)	$(1,743,751)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	41,225	29,054	12,661
Right-of-use assets expensed, net of credits received	6,113	18,104	144,433
Non-cash stock-based compensation	85,357	130,300	183,626
Provision for excess and obsolete inventory	72,197	447,597	—
Impairment of long-lived assets	10,081	—	—
Other items, net	(7,042)	(21,903)	(7,641)
Changes in operating assets and liabilities:
Inventory	(74,457)	(477,801)	(8,872)
Accounts receivable, prepaid expenses, and other assets	(274,442)	249,166	(183,393)
Accounts payable, accrued expenses, and other liabilities	(378,805)	913,399	600,326
Deferred revenue	350,868	(1,045,914)	1,325,557
Net cash provided by (used in) operating activities	(713,967)	(415,937)	322,946
Investing Activities:
Capital expenditures	(53,771)	(89,056)	(54,501)
Internal-use software	(5,035)	(3,929)	(2,985)
Purchases of marketable securities	—	—	(2,167)
Proceeds from maturities of marketable securities	—	—	159,807
Net cash provided by (used in) investing activities	(58,806)	(92,985)	100,154
Financing Activities:
Net proceeds from sales of common stock	360,243	249,230	564,859
Proceeds from issuance of 2027 Convertible notes	—	175,250	—
Payments of costs related to issuance of 2027 Convertible notes	(3,591)	(5,258)	—
Net proceeds from the exercise of stock-based awards	159	(639)	24,761
Repayment of 2023 Convertible notes	(325,000)	—	—
Finance lease payments	(27,345)	(93,595)	(127,907)
Net cash provided by financing activities	4,466	324,988	461,713
Effect of exchange rate on cash, cash equivalents, and restricted cash	3,272	4,520	(5,292)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(765,035)	(179,414)	879,521
Cash, cash equivalents, and restricted cash at beginning of year	1,348,845	1,528,259	648,738
Cash, cash equivalents, and restricted cash at end of year	$583,810	$1,348,845	$1,528,259
Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at year-end	$6,862	$—	$—
Capital expenditures included in accounts payable and accrued expenses	$7,899	$17,665	$10,338
Right-of-use assets from new lease agreements	$103,299	$91,855	$179,210
Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$17,349	$18,035	$19,428
Cash paid for income taxes	$190	$17,980	$12,606
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization & Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a biotechnology company that promotes improved health by discovering, developing, and commercializing innovative vaccines to prevent serious infectious diseases. Novavax offers a differentiated vaccine platform that combines a recombinant protein approach, innovative nanoparticle technology and patented Matrix-M™ adjuvant to enhance the immune response. Novavax currently has one commercial program, for vaccines to prevent COVID-19, which includes Nuvaxovid™ prototype COVID-19 vaccine ("NVX-CoV2373,” or “prototype vaccine”) and Nuvaxovid™ updated COVID-19 vaccine (“NVX-CoV2601,” or “updated vaccine”) (collectively, “COVID-19 Vaccine”). Local regulatory authorities have also specified nomenclature for the prototype and updated vaccines within their territories (e.g., “Novavax COVID-19 Vaccine, Adjuvanted” and “Novavax COVID-19, Adjuvanted (2023-2024 Formula)”, respectively, for the U.S.). The Company’s partner, Serum Institute of India Pvt. Ltd. (“SIIPL”), markets NVX-CoV2373 as “Covovax™.”
Beginning in 2022, the Company received approval, interim authorization, provisional approval, conditional marketing authorization, and emergency use authorization (“EUA”) from multiple regulatory authorities globally for its prototype vaccine for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications in select territories. In October 2023, the U.S. Food and Drug Administration (“U.S. FDA”) amended the EUA for its prototype vaccine to include its updated vaccine. The amended EUA authorizes use of the Company’s updated vaccine in individuals 12 years and older. In October 2023, the European Commission (“EC”) granted approval for the Company’s updated vaccine for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals aged 12 and older. Currently, the Company significantly depends on its supply agreement with SIIPL and its subsidiary, Serum Life Sciences Limited (“SLS”), for co-formulation, filling and finishing (other than in Europe) and on its service agreement with PCI Pharma Services for finishing in Europe.
Novavax is advancing development of other vaccine candidates, including its COVID19-Influenza Combination (“CIC”) vaccine candidate and additional vaccine candidates. The Company’s COVID-19 Vaccine and its other vaccine candidates incorporate the Company’s proprietary Matrix-M™ adjuvant to enhance the immune response and stimulate higher levels of functional antibodies and induce a cellular immune response.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described below.
As of December 31, 2023, the Company had $568.5 million in cash and cash equivalents and had a working capital deficiency. In January 2024, pursuant to the June 2023 Amendment to the advance purchase agreement between the Company and the Canadian government (the “Canada APA”), the Company received the second installment of $174.8 million from the Canadian government that was contingent and payable upon the Company’s delivery of vaccine doses (see Note 3). During the year ended December 31, 2023, the Company incurred a net loss of $545.1 million and had net cash flows used in operating activities of $714.0 million.
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. While the Company’s current cash flow forecast for the one-year going concern look forward period estimates that there will be sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next 12 months and the Company’s ability to execute on certain cost-reduction initiatives. The Company’s revenue projections depend on its ability to successfully develop, manufacture, distribute and market its updated vaccine for the 2024-2025 vaccination season, which is inherently uncertain and subject to a number of risks, including the Company’s ability to obtain regulatory authorizations, introduce a single-dose vial or pre-filled syringe product presentation for the U.S. commercial and certain other markets, the incidence of COVID-19 during the 2024-2025 vaccination season, the Company’s ability to timely deliver doses and achieve commercial adoption and market acceptance of its updated vaccine.
Failure to meet regulatory milestones or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements (“APAs”) may require the Company to refund portions of upfront and other payments or result in reduced future payments which would adversely affect the Company’s ability to continue as a going concern.
Management believes that, given the history of recurring losses, negative working capital and accumulated deficit, conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are issued. Management’s plans to alleviate the conditions that exist include restructuring and cost reduction measures and successful execution of its commercial plans.
In May 2023, the Company announced a global restructuring and cost reduction plan (the “Restructuring Plan”), which includes a more focused investment in its COVID-19 Vaccine, reduction to its pipeline spending, the continued rationalization of its manufacturing network, a reduction to the Company’s global workforce, as well as the consolidation of facilities, and infrastructure. In January 2024, as part of reducing combined research and development and selling, general and administrative expenses, the Company announced further reductions in its global workforce (the “2024 Cost Reduction Plan”) (see Note 18). The Company intends to prioritize improvements to its long-term supply chain efficiency. The Company expects the full annual impact of the Restructuring Plan to be realized in 2024 and the full annual impact of the 2024 Cost Reduction Plan to be realized in 2025 and approximately 85% of the annual impact, excluding one-time charges, to be realized in 2024. During the year ended December 31, 2023, the Company recorded a charge of $4.5 million related to one-time employee severance and benefit costs and recorded an impairment charge of $10.1 million related to the consolidation of facilities and infrastructure (see Note 17) and expects to record an additional charge of approximately $4 million to $7 million related to one-time employee severance and benefit costs, the majority of which is expected to be incurred in the first quarter of 2024.
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
Due to the uncertainties associated with management’s plans, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued.
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
Revenue Recognition
At contract inception, the Company analyzes its revenue arrangements to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), or are contributions subject to the guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”). The Company recognizes revenue from arrangements within the scope of ASC 606 following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) it satisfies a performance obligation. The Company only recognizes revenue under the five-step model when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to its customer. The Company recognizes contribution revenue within the scope of ASC 958-605 when the funder-imposed conditions have been substantially met. Contributions are recorded as deferred revenue until the period in which research and development activities are performed that satisfy the funder-imposed conditions.
Product Sales - Advance Purchase Agreements
Product sales include sales associated with COVID-19 Vaccine supply agreements, sometimes referred to as APAs, with various international governments. The Company recognizes revenue from product sales related to these APA’s based on the transaction price per dose calculated in accordance with ASC 606 at the point in time when control of the product transfers to the customer and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory. The APAs typically contain terms that include upfront payments which are reflected in Deferred revenue. The Company constrains the transaction price for APA’s until it is probable that a significant reversal in revenue recognized will not occur. Specifically, if an APA includes a provision whereby the customer may request a discount, return, or refund, or includes a term that may have the effect of decreasing the price per dose of previously delivered shipments, revenue is constrained based on an estimate of the impact of the transaction price until it is probable that a significant reversal in revenue recognized will not occur.
Product Sales - U.S. Commercial
In the fourth quarter of 2023, the Company commenced sales of COVID-19 Vaccine to the U.S. commercial market. Product sales in the U.S. are primarily made through large pharmaceutical wholesale distributors at the wholesale acquisition cost (“WAC”). The Company recognizes revenue upon title transfer (which is typically at time of delivery), provided all other revenue recognition criteria have been met. The transaction price includes estimates of variable consideration for which reserves are established that primarily result from invoice discounts for prompt payment, wholesale distributor fees, chargebacks, and product returns (collectively, “gross-to-net deductions”). These estimates are based on the amounts earned or to be claimed for related sales and are classified as either reductions of gross accounts receivable or a current liability based on the nature of the estimate, the expected settlement method, and net position by individual customer. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, the Company’s experience, current contractual and statutory requirements, specific known market events, and trends. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If actual results vary from estimates, the Company will adjust the estimates, which would affect product sales in the period such variances become known.

Gross-to-net deductions include the following:

•Wholesale distributor fees, discounts, and chargebacks: The Company has arrangements under which indirect customers such as retailers, healthcare providers, and others receive discounts to the WAC. The chargeback represents the difference between the WAC and this negotiated discounted price. For distribution and related services, the Company incurs service fees to its wholesale distributors. In addition, the Company typically offers wholesale distributor customers invoice discounts on product sales for prompt payments. The Company estimates chargebacks, discounts, and fees it will owe and deducts these amounts from gross product sales at the time the revenue is recognized based on the contractual terms and the Company’s expectations regarding future customer behaviors.

•Product returns: The Company offers U.S. customers the right to return COVID-19 Vaccine. These return rights include the right of wholesale distributors to return unsold and expired doses and the right of indirect customers to return any partial or unused vials upon expiry. Estimated returns for COVID-19 Vaccine are determined considering levels of inventory in the distribution channel, projected market demand, utilization data, returns claims received, and product shelf life. The estimated amount for product returns is deducted from gross product sales in the period the related product sales are recognized.

•Other: Fees payable to retailers, healthcare providers, and buying groups, including certain patient assistance programs, are deducted from gross product sales in the period the related product sales are recognized.

Grants
Grant revenue includes both revenue from government contracts and grants from organizations such as the Coalition for Epidemic Preparedness Innovations (“CEPI”). The Company performs research and development under government funding, grant, license, and clinical development agreements. The revenue primarily consists of funding under U.S. government contracts and other arrangements to advance the clinical development and manufacturing of COVID-19 Vaccine.
Under U.S. government contracts, the Company is entitled to receive funding on a cost-reimbursable or cost-reimbursable-plus-fixed-fee basis, to support certain activities related to the development, manufacture, and delivery of COVID-19 Vaccine to the U.S. government. The Company analyzed these contracts and determined that they are within the scope of ASC 606. The obligations under each of the contracts are not distinct in the context of the contract as they are highly interdependent or interrelated and, as such, they are accounted for as a single performance obligation. The transaction price under these arrangements is the consideration the Company is expecting to receive and consists of the funded contract amount and the unfunded variable amount to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes revenue for these contracts over time as the Company transfers control over the goods and services and satisfies the performance obligation. The Company measures progress toward satisfaction of the performance obligation using an Estimate-at-Completion (“EAC”) process, which is a cost-based input method that reviews and monitors the progress towards the completion of the Company’s performance obligation. Under this process, management considers the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs, and other identified risks. Estimating the total allowable cost at completion of the performance obligation under a contract is subjective and requires the Company to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the timing of revenue and fee recognition on the Company’s contracts. Allowable contract costs include direct costs incurred on the contract and indirect costs that are applied in the form of rates to the direct costs. Progress billings under the contracts are initially based on provisional indirect billing rates, agreed upon between the Company and the U.S. government. These indirect rates are subject to review on an annual basis. The Company records the impact of changes in the indirect billing rates in the period when such changes are identified. These changes reflect the difference between actual indirect costs incurred compared to the estimated amounts used to determine the provisional indirect billing rates agreed upon with the U.S. government. The Company recognizes revenue on the U.S. government contracts based on reimbursable allowable contract costs incurred in the period up to the transaction price. For cost-reimbursable-plus-fixed-fee contracts, the Company recognizes the fixed-fee based on the proportion of reimbursable contract costs incurred to total estimated allowable contract costs expected to be incurred on completion of the underlying performance obligation as determined under the EAC process. The Company recognizes changes in estimates related to the EAC process in the period when such changes are made on a cumulative catch-up basis. The Company includes the transaction price comprising both funded and unfunded portions of customer contracts in this estimate.
The Company’s other funding agreements currently include funding from CEPI in the form of a grant (“CEPI Grant Funding”) and one or more forgivable no interest term loans (“CEPI Forgivable Loan Funding”). Under the Company’s grant funding arrangements, including the CEPI arrangement, the Company is primarily entitled to reimbursement for costs that support development related activities of COVID-19 Vaccine. The Company analyzed these other funding arrangements and determined that they are not within the scope of ASC 606 as they do not provide a direct economic benefit to the grantor. Payments received under the grant funding arrangements are considered conditional contributions under the scope of ASC 958-605 and are recorded as deferred revenue until the period in which such research and development activities are actually performed in a manner that satisfies the funder-imposed conditions. Payments received under the CEPI Forgivable Loan Funding are only repayable if project vaccine, as defined under the CEPI funding agreement, manufactured by the contract manufacturing organization (“CMO”) network funded by CEPI is sold to one or more third parties (which could include sales credited under the Gavi Settlement Agreement), and such sales cover the Company’s costs of manufacturing such vaccine, not including manufacturing costs funded by CEPI. As the financial risk remains with CEPI, the Company determined that the use of the funds from the CEPI agreement is outside the scope of ASC Topic 470, Debt. The research and development risk was considered substantive, such that it was not probable that the development would be successful at the inception of the contract. Therefore, the Company concluded that ASC Topic 730, Research and Development (“ASC 730”) was considered applicable and most appropriate. Given the financial risk associated with the research and development activities lies with CEPI because repayment of any funds provided by CEPI depends solely on the results of the research and development activities having future economic benefit, the Company has accounted for the obligation under the CEPI Forgivable Loan Funding as a contract to perform research and development for others. The Company has determined that payments received under these agreements should be recorded as revenue under ASC 958-605 rather than a reduction to research and development expenses. This is consistent with the Company’s policy of presenting such amounts as revenue. In reaching this determination, the Company considered a number of factors, including whether it is principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s core operations. The Company will record revenue as it performs the contractual research and development services.
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

Advertising Costs
Advertising costs are expensed as incurred. The Company had advertising costs of $91.5 million, $84.0 million and $8.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value due to their short-term nature.
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
Restricted Cash
The Company’s current and non-current restricted cash includes payments received under grant agreements and cash collateral accounts under letters of credit that serve as security deposits for certain facility leases. Payments received under grant agreements become unrestricted as the Company incurs expenses for services performed under these agreements. As of December 31, 2023 and 2022, restricted cash balances (both current and non-current) consisted primarily of payments under the CEPI funding agreements and letter of credits.
Accounts Receivable
The Company recognizes amounts due from customers as accounts receivable when its right to payment is unconditional. Gross-to-net deductions are classified as reductions of gross accounts receivable if settlement is expected to occur through a reduction in the amount paid to Novavax by its customer. Account receivables are recorded net of any allowance for credit losses. The Company’s estimate for the allowance for credit losses, which has not been significant to date, is determined based on the credit risk of its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
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

	Percentage of Revenue for Year Ended December 31,			Percentage of Accounts Receivable as of December 31,
	2023	2022	2021	2023	2022
European Commission	27%	40%	*	28%	10%
Government of Australia	18%	21%	*	*	*
Government of Canada	*	10%	*	59%	*
Government of Israel	*	*	*	*	21%
U.S. government(1)	43%	19%	71%	*	46%
CEPI	*	*	12%	*	*
SK bioscience, Co., Ltd.	*	*	14%	*	*
*Amounts represent less than 10%
(1)    Including the USG Agreement (as defined in Note 3) and the U.S. Department of Defense.
The Company currently depends significantly on one supplier for co-formulation, filling, and finishing of COVID-19 Vaccine. The loss of this supplier could prevent or delay the Company’s delivery of customer orders.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, internal-use software, and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment. If such events or changes in circumstances occur, the Company assesses the recoverability of the long-lived assets (or asset group) by comparing their projected future undiscounted net cash flows over their remaining lives against their respective carrying amounts. If the cash flows are not expected to be sufficient to recover the carrying amount of the assets (or asset group), they are written down to their estimated fair values.
Restructuring
The Company recognizes restructuring charges when such costs are incurred. The Company’s restructuring charges consist of employee severance and other termination benefits related to the reduction of its workforce, the consolidation of facilities and infrastructure and other costs. Termination benefits are expensed on the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit estimable.
See Note 17 for additional information on the severance and employee benefit costs for terminated employees and impairment of long-lived assets in connection with the Company’s Restructuring Plan and Note 18 for information on the expected severance and employee benefit costs as a result of the Company’s workforce reduction announced on January 31, 2024.
Goodwill
Goodwill is subject to impairment tests annually or more frequently should indicators of impairment arise. The Company has determined that, because its only business is the development and commercialization of innovative vaccines, it operates as a single operating segment and has one reporting unit. The one-step impairment test, which requires a comparison of the fair value of a reporting unit to its carrying value, including goodwill, is required to be applied to all reporting units including reporting units with zero or negative carrying value. A reporting unit with a zero or negative carrying value likely will not have an impairment. If the carrying value of the reporting unit exceeds its fair value, step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise.

As of December 31, 2023 and 2022, the Company had a negative carrying value and did not have any impairment of goodwill.

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
Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted net loss per share is computed using the treasury stock method by dividing net loss by the weighted-average number of common shares outstanding after giving consideration to the dilutive effect of certain securities outstanding during the period. As of December 31, 2023, the Company's 2027 Notes (see Note 10) would have been convertible into approximately 14 million shares of the Company's common stock assuming the common stock price is equal to or greater than $12.50. These shares, after giving effect to the add back of interest expense and unamortized discounts and debt issuance costs on the Notes and any shares due to the Company upon settlement of its capped call transactions, are excluded from the computation, as their effect is antidilutive under the if-converted method. In addition, all stock options, SARs, and unvested RSUs are excluded from the computation as their effect is antidilutive.
Foreign Currency
The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of international subsidiaries are translated to U.S. dollars using the exchange rate in effect at the consolidated balance sheet date for assets and liabilities, historical rates for equity accounts, and average exchange rates for the consolidated statement of operations. Cash flows from operations are translated at the average exchange rate in effect for the period, while cash flows from investing and financing activities are translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income (loss) was $2.7 million of income and $6.4 million losses at December 31, 2023 and 2022, respectively. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were $7.9 million of gains, $2.5 million of losses, and $5.3 million of losses for the years ended December 31, 2023, 2022, and 2021, respectively, which are reflected in Other income (expense).
Segment Information
The Company manages its business as one operating segment, the development and commercialization of innovative vaccines. The Company does not operate separate lines of business with respect to its vaccine or vaccine candidates. Accordingly, the Company does not have separately reportable segments as defined by ASC Topic 280, Segment Reporting.

Recent Accounting Pronouncements
Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The Company is currently evaluating ASU 2023-06 to determine its impact on the Company's consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances transparency in income tax disclosures by requiring, on an annual basis, certain disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU also requires disaggregated disclosure related to pre-tax income (or loss) and income tax expense (or benefit) and eliminates certain disclosures related to the balance of an entity’s unrecognized tax benefit and the cumulative amount of certain temporary differences. The ASU is effective for the Company beginning on January 1, 2025. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company's disclosures.
Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), with amendments in 2018, 2019, 2020, and 2022. The ASU sets forth a “current expected credit loss” model that requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. The Company adopted ASU 2020-06 on January 1, 2023, using a modified retrospective approach, and it did not have a material impact on the Company’s consolidated financial statements.
Note 3 – Revenue
The Company's accounts receivable, net, included $286.4 million and $53.8 million related to amounts that were billed to customers and $10.8 million and $28.6 million related to amounts which had not yet been billed to customers as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, changes in the Company's accounts receivables, deferred revenue, and allowance for doubtful accounts balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Year ended December 31, 2023	$96,210	$1,472,768	$(1,264,062)	$304,916
Year ended December 31, 2022	454,993	1,768,457	(2,127,240)	96,210
Allowance for doubtful accounts(1):
Year ended December 31, 2023	(13,835)	—	6,159	(7,676)
Year ended December 31, 2022	—	(13,835)	—	(13,835)
Deferred revenue(2):
Year ended December 31, 2023	549,551	581,569	(267,599)(3)	863,521
Year ended December 31, 2022	1,595,472	46,908	(1,092,829)	549,551
(1)    Bad debt expense was $13.8 million in the year ended 2022. There was no bad debt expense in the year ended December 31, 2023 or 2021. There was a $6.2 million reversal of a bad debt expense during the year ended December 31, 2023 due to the collection of a previously recognized allowance for doubtful accounts. To estimate the allowance for doubtful accounts, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.

(2)    Deductions from Deferred revenue generally related to the recognition of revenue once performance obligations on a contract with a customer are met. Amount is comprised of $241.3 million, $0.4 billion, and $1.4 billion current Deferred revenue and $622.2 million, $179.4 million, and $172.5 million non-current Deferred revenue as of December 31, 2023, 2022, and 2021 respectively.

(3)    In 2023, deductions from Deferred revenue included $151.1 million that was realized in Revenue and $112.5 million related to the Amended and Restated UK Supply Agreement (as described below), that was reclassified to Other current liabilities, as described below. In 2022, deduction from Deferred revenue included $273.8 million that was realized in Revenue and $819.0 million, including $697.4 million related to the Advance Payment Amount (as described below) related to the Gavi arbitration and $112.5 million related to the Amended and Restated UK Supply Agreement, that was reclassified to Other current liabilities, as described below.
As of December 31, 2023, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, the Gavi APA, and the reduction in doses related to the Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated as of July 1, 2022 (as amended on September 26, 2022, the “Amended and Restated UK Supply Agreement”) between the Company and The Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated the Original UK Supply Agreement, was approximately $2 billion of which $863.5 million was included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s APAs may require the Company to refund portions of upfront payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to APAs will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of the prototype vaccine under certain of the Company’s APAs. The remaining unfilled performance obligations not related to APAs are expected to be fulfilled in less than one year.
Under the terms of the Gavi APA and a separate purchase agreement between Gavi and SIIPL, 1.1 billion doses of the prototype vaccine were to be made available to countries participating in the COVAX Facility. The Company expected to manufacture and distribute 350 million doses of the prototype vaccine to countries participating under the COVAX Facility. Under a separate purchase agreement with Gavi, SIIPL was expected to manufacture and deliver the balance of the 1.1 billion doses of prototype vaccine for low- and middle-income countries participating in the COVAX Facility. The Company expected to deliver doses with antigen and adjuvant manufactured at facilities directly funded under the Company's funding agreement with CEPI, with initial doses supplied by SIIPL and SLS under a supply agreement. The Company expected to supply significant doses that Gavi would allocate to low-, middle- and high-income countries, subject to certain limitations, utilizing a tiered pricing schedule and Gavi could prioritize such doses to low- and middle- income countries, at lower prices. Additionally, the Company could provide additional doses of prototype vaccine, to the extent available from CEPI-funded manufacturing facilities, in the event that SIIPL could not materially deliver expected vaccine doses to the COVAX Facility. Under the agreement, the Company received an upfront payment of $350.0 million from Gavi in 2021 and an additional payment of $350.0 million in 2022 related to the Company’s achieving an emergency use license for the Company’s prototype vaccine by the World Health Organization (“WHO”) (the “Advance Payment Amount”).
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA on the basis of Gavi’s failure to procure the purchase of 350 million doses of the Company’s prototype vaccine from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contended that, based on its purported termination of the Gavi APA, it was entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. As of December 31, 2023 and 2022, the remaining Gavi Advance Payment was $696.4 million and $697.4 million, respectively, pending resolution of the dispute with Gavi related to the return of the remaining Advance Payment Amount, and was classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. On February 16, 2024, the Company and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings and releasing both parties of all claims arising from, under or otherwise in connection with the Gavi APA. Pursuant to the Gavi Settlement Agreement, the Company is responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which the Company paid on February 20,

2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the first quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries in its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, the Company granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of the Company’s vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SIIPL under the SIIPL R21 Agreement (see Note 4), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
Product Revenue
Product revenue by the Company’s customer’s geographic location was as follows (in thousands):

	December 31, 2023	December 31, 2022
North America	$29,959	194,480
Europe	268,361	823,542
Rest of the world	233,069	536,939
Total product revenue	$531,389	$1,554,961
In the fourth quarter of 2023, the Company commenced sales of COVID-19 Vaccine to the U.S. commercial market, in addition to continuing sales to various international governments. Product sales in the U.S. are primarily made through large pharmaceutical wholesale distributors at the WAC. Product sales in the U.S. are recorded net of gross-to-net deductions, as described in Note 2.
During the year ended December 31, 2023, changes in the Company’s gross-to-net deductions balances were as follows (in thousands):

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2022	$—	$—	$—
Amounts charged against product sales	47,028	$84,688	$131,716
Payments	$(25,956)	$(72)	$(26,028)
Balance as of December 31, 2023	$21,072	$84,616	$105,688
As of December 31, 2023, $103.1 million of gross-to-net deductions were included in Accrued expenses and $2.6 million were included in Accounts receivable on the consolidated balance sheet.
The Company has an APA with the Commonwealth of Australia for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In May 2023, the Company extended a credit for certain doses delivered and recognized within product revenue in 2022 that qualified for replacement under the Australia APA. This credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot therefore was removed from the market. The credit will be applied against the future sale of doses to Australia and, during the year ended December 31, 2023, the Company recorded a reduction of $64.7 million in product sales, with a corresponding increase to Deferred revenue, non-current. In July 2023, the Company amended the Australia APA to provide for replacement doses and to extend the delivery schedule through 2025. As of February 2024, the Company had not yet received Therapeutic Goods Administration (“TGA”) authorization or delivered doses as contemplated in the July 2023 amendment and is in active discussions with the Australian government on both the TGA authorization and delivery of the doses previously scheduled for the fourth quarter of 2023. In February 2024, the Company received notice from the Australian government purporting to cancel its order for such prototype vaccine doses. The Company believes the cancellation was not proper under the amended Australia APA. However, if such a cancellation were determined to be allowable, $6.0 million of the deferred revenue would become a credit towards future deliveries of doses and approximately $48 million of the contract value related to future deliverables would no longer be available.
The Company has an APA with the European Commission (“EC”) acting on behalf of various European Union member states to supply a minimum of 20 million and up to 100 million initial doses of prototype vaccine, with the option for the EC to purchase an additional 100 million doses up to a maximum aggregate of 200 million doses in one or more tranches, through 2023. Under the terms of the APA, the Company agreed to manufacture the vaccine in facilities located in the European Union and ensure continued efficacy of the vaccine against variants of the SARS-CoV-2 virus. Pursuant to the terms of the APA, the Company is prohibited from supplying prototype vaccine to any third party if such delivery would impede or limit the fulfillment of the Company’s obligations to the EC under the APA, except with respect to the Company’s obligations under the Gavi APA. In 2022, the Company was notified by the EC that it was cancelling approximately 7 million doses of its prior commitment originally scheduled for delivery in the first and second quarters of 2022, in accordance with the APA, and reducing the order to approximately 63 million doses. In January 2023, the Company finalized a revised delivery schedule for the remaining 20 million committed doses under the APA that were originally scheduled for delivery during the first and second quarters of 2022. The APA expired in August 2023 and required that any open and outstanding orders from European Union member states be satisfied by February 2024. Since August 2023, any additional doses have been managed by amending outstanding orders with deliveries made by February 2024.
The Company has an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). In April 2023, the Company amended the “Canada APA”, pursuant to which the Canadian government forfeited certain doses originally scheduled for delivery in 2022 for a payment of $100.4 million, which the Company received in the second quarter of 2023. In June 2023, the Company entered into an additional amendment (the “June 2023 Amendment”) to the Canada APA. Pursuant to the June 2023 Amendment, (i) the Canadian government forfeited certain doses of COVID-19 Vaccine previously scheduled for delivery and agreed to pay a total amount of $349.6 million to the Company in two equal installments, which total amount equaled the remaining balance owed by the Canadian government with respect to such forfeited vaccine doses, (ii) the amount of doses of COVID-19 Vaccine due for delivery was reduced, (iii) the delivery schedule for the remaining doses of COVID-19 Vaccine to be delivered was revised, and (iv) the parties agreed Novavax would use the Biologics Manufacturing Centre (“BMC”) Inc. to produce bulk antigen for doses in 2024 and 2025. The June 2023 Amendment maintained the total contract value of the original Canada APA. The first Installment of $174.8 million was payable upon execution of the June 2023 Amendment and received by Novavax in July 2023, and the second installment of $174.8 million was contingent and payable upon the delivery of vaccine doses in the second half of 2023 and received by Novavax in January 2024. The Canadian government may terminate the Canada APA, as amended, if the Company fails to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. The Company’s 2024 plans do not currently anticipate the submission for regulatory approval of its COVID-19 Vaccine using bulk antigen produced at BMC, and it plans to work with the Canadian government on an amendment that addresses possible alternatives, which may not be achievable. As of December 31, 2023, $102.8 million was classified as short-term Deferred revenue and $485.3 million was classified as long-term Deferred revenue with respect to the Canadian APA in the Company’s consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available. Pursuant to the June 2023 Amendment, Novavax and the Canadian government will endeavor to expand the previously agreed in-country commitment to Canada and to further partner to provide health, economic, and future pandemic preparedness benefits to Canada, which value may be provided through a number of activities, including without limitation, capital investments, the performance of activities or services, or the provision of technology or intellectual property licenses. Further, the parties will endeavor to enter into a memorandum of understanding (the “MOU”) to illustrate the Company’s ability to deliver such benefits over a 15-year period with an aggregate value of not less than 100% of the amount remaining to be paid under the June 2023 Amendment and ultimately received by the Company. As of December 31, 2023, discussions regarding the MOU were ongoing. The Company agreed to hold, when received, $20.0 million of the second installment payment in escrow for the benefit of the Canadian government, which amount is the sole recourse available to the Canadian government in the event of non-performance under the MOU.
In July 2022, the Company entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (as amended on September 26, 2022, the “Amended and Restated UK Supply Agreement”) with The Secretary of State for

Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement, dated October 22, 2020, between the parties (the “Original UK Supply Agreement”). Under the Original UK Supply Agreement, the Authority agreed to purchase 60 million doses of prototype vaccine and made an upfront payment to the Company. Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, the Company’s timely achievement of supportive recommendations from the Joint Committee on Vaccination and Immunisation (the “JCVI”) that is approved by the UK Secretary of State for Health, with respect to use of the vaccine for (a) the general adult population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or (b) the general adolescent population as part of a SARS-CoV-2 vaccine booster campaign in the United Kingdom or as a primary series SARS-CoV-2 vaccination, excluding where that recommendation relates only to one or more population groups comprising less than one million members in the United Kingdom. If the Authority did not purchase the Conditional Doses or the number of such Conditional Doses was reduced below 15 million doses of prototype vaccine, the Company would have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.
As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to prototype vaccine, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses are contingent on, and subject to further reduction based on, the Company’s timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for the Company to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, the Company repaid the $112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero. As of February 2024, the Company is in discussions with the Authority regarding the treatment of the remaining upfront payment previously received of $112.5 million, which is reflected in Other current liabilities.
Grants
The Company recognized grant revenue as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
USG Agreement	$427,323	$380,996	$788,953
U.S. DoD	—	1,925	21,683
CEPI	—	—	135,445
Other grant revenue	—	—	2,628
Total grant revenue	$427,323	$382,921	$948,709
U.S. Government
The Company’s U.S. government agreement consists of a Project Agreement (the “Project Agreement”) and a Base Agreement with Advanced Technology International, the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (the Base Agreement together with the Project Agreement the “USG Agreement”).
The original USG Agreement required the Company to conduct certain clinical, regulatory, and other activities, including a pivotal Phase 3 clinical trial to determine the safety and efficacy of prototype vaccine, and to manufacture and deliver to the U.S. government 100 million doses of the vaccine candidate. Funding under the USG Agreement is payable to the Company for various development, clinical trial, manufacturing, regulatory, and other activities. The USG Agreement contains terms and conditions that are customary for U.S. government agreements of this nature, including provisions giving the U.S. government the right to terminate the Base Agreement or the Project Agreement based on a reasonable determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the U.S. government’s interest. If the Project Agreement is terminated prior to completion, the Company is entitled to be paid for work performed and costs or obligations incurred prior to termination and consistent with the terms of the USG Agreement. As of December 31, 2023, the Company has recognized the full $1.8 billion funding under the USG Agreement in revenue.
Coalition for Epidemic Preparedness Innovations
In May 2020, the Company entered into a restated funding agreement which was amended in November 2020 with CEPI, under which CEPI agreed to provide funding of up to $399.5 million to the Company to support the development of prototype vaccine. The agreement provided up to $257.0 million in CEPI Grant Funding and up to $142.5 million in CEPI Forgivable Loan Funding, which are loans in the form of one or more forgivable no-interest term loans to fund certain manufacturing activities and are not subject to restrictive or financial covenants. As of December 31, 2023 and 2022, the Company had recognized total revenue related to CEPI of $358.6 million, with the unused amounts primarily related to CEPI Forgivable Loan Funding. Payments received under the CEPI Forgivable Loan Funding are only repayable if project vaccine, as defined under the CEPI funding agreement, manufactured by the CMO network funded by CEPI is sold to one or more third parties (which could include sales credited under the Gavi Settlement Agreement), and such sales cover the Company’s costs of manufacturing such vaccine, not including manufacturing costs funded by CEPI. The timing and amount of any loan repayments is currently uncertain.
Royalties and Other
Royalties and other includes royalty milestone payments, sales-based royalties, and Matrix-M™ adjuvant sales.
During the year ended December 31, 2023, the Company recognized $8.5 million in revenue related to license fees, and $16.5 million in revenue related to a Matrix-M™ adjuvant sales. During the year ended December 31, 2023, the Company did not recognize revenue related to milestone payments.
During the year ended December 31, 2022, the Company recognized $9.0 million in revenue related to sales-based royalties, $20.0 million related to milestone payments, and $15.0 million in revenue related to a Matrix-M™ adjuvant sales.
During the year ended December 31, 2021, the Company recognized $178.6 million in revenue related to sales-based royalties and $20.0 million related to milestone payments.
Note 4 – Collaboration, License, and Supply Agreements
SIIPL
The Company previously granted SIIPL exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its prototype vaccine, its proprietary COVID-19 variant antigen candidate(s), and its CIC vaccine candidate. SIIPL agreed to purchase the Company's Matrix-M™ adjuvant and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SIIPL’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SIIPL equally split the revenue from SIIPL’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. The Company also has a supply agreement with SIIPL and SLS under which SIIPL and SLS supply the Company with prototype vaccine, its proprietary COVID-19 variant antigen candidate(s), and its CIC vaccine candidate for commercialization and sale in certain territories, as well as a contract development manufacture agreement with SLS, under which SLS manufactures and supplies finished vaccine product to the Company using antigen drug substance and Matrix-M™ adjuvant supplied by the Company. In March 2020, the Company entered into an agreement with SIIPL that granted SIIPL a non-exclusive license for the use of Matrix-M™ adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M™ adjuvant (“SIIPL R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M™”). In December 2023 received prequalification by the WHO. Under the SIIPL R21 Agreement, SIIPL purchases the Company's Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.

Takeda Pharmaceutical Company Limited
The Company has a collaboration and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) under which the Company granted Takeda an exclusive license to develop, manufacture, and commercialize the Company’s COVID-19 Vaccine in Japan. Under the agreement, Takeda purchases Matrix-M™ adjuvant from the Company to manufacture doses of COVID-19 Vaccine, and the Company is entitled to receive milestone and sales-based royalty payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of COVID-19 Vaccine. In September 2021, Takeda finalized an agreement with the Government of Japan’s Ministry of Health, Labour and Welfare ("MHLW") for the purchase of 150 million doses of its prototype vaccine. In February 2023, MHLW canceled the remainder of doses under its agreement with Takeda. As a result, it is uncertain whether the Company will receive future sales-based royalty payments from Takeda under the terms and conditions of their current collaboration and licensing agreement. For the year ended December 31, 2023, the Company recognized $6.0 million of revenue as consideration for changes to certain terms of the license agreement which is included in Royalties and other revenue on the consolidated statements of operations. For the year ended December 31, 2022, the Company recognized $20.0 million, upon the sale of prototype vaccine in Japan~~,~~ which is included in Royalties and other revenue on the consolidated statements of operations.
Bill & Melinda Gates Medical Research Institute
In May 2023, the Company entered into a 3-year agreement with the Bill & Melinda Gates Medical Research Institute to provide the Company’s Matrix-M™ adjuvant for use in preclinical vaccine research.
SK bioscience, Co., Ltd.
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
In June 2023, the Company entered into a material transfer agreement with SK for the use by SK of the Company’s Matrix-M™ adjuvant in preclinical vaccine experiments for shingles, influenza, and pan-sarbecovirus vaccine.
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
Pursuant to the Settlement Agreement, the Company is responsible for payment of $149.8 million to SK in connection with the cancellation of manufacturing activity for the SOWs under the Business Agreements, of which (i) $130.4 million was paid in August 2023 and (ii) the remaining balance was paid in November 2023. Under the Settlement Agreement, the Company and SK agreed to a wind down plan with respect to the remaining products, materials and equipment under the SOWs.
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
In August 2023, the Company also entered into a Securities Subscription Agreement (the “Subscription Agreement”) with SK, pursuant to which the Company agreed to sell and issue to SK, in a private placement (the “Private Placement”), 6.5 million shares of the Company’s common stock, par value $0.01 per share (the “Shares”) at a price of $13.00 per share for aggregate gross proceeds to the Company of approximately $84.5 million. The closing of the Private Placement occurred on August 10, 2023. The fair value of the Company’s common stock on the date of closing, based on the quoted market price, was $46.5 million, which results in a premium paid by SK of approximately $38 million.
The Settlement Agreement and the Subscription Agreement were negotiated concurrently between the parties, and therefore were combined for accounting purposes and analyzed as a single arrangement. As a result, the Company recorded the $46.5 million fair value of common stock issued to SK, based on the quoted market price on the date of close, as an equity transaction. The remaining elements of the arrangement were deemed to relate to the settlement of the Company’s outstanding liabilities due to SK. These elements consist primarily of the cash payable to SK of $149.8 million, offset by the premium paid on the common stock purchase by SK of $38.0 million, which resulted in a net gain upon derecognition of the liabilities due to SK of $79.2 million in connection with the settlement. As a result, during the year ended December 31, 2023, the Company recorded this net gain of $79.2 million between research and development expense, for $57.7 million, and cost of sales, for $21.5 million, proportionally based on the where the underlying costs were originally recorded.
Other Supply Agreements
On September 30, 2022, the Company, FUJIFILM Diosynth Biotechnologies UK Limited (“FDBK”), FUJIFILM Diosynth Biotechnologies Texas, LLC (“FDBT”), and FUJIFILM Diosynth Biotechnologies USA, Inc. (“FDBU” and together with FDBK and FDBT, “Fujifilm”) entered into a Confidential Settlement Agreement and Release (the “Fujifilm Settlement Agreement”) regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the Commercial Supply Agreement (the “Fujifilm CSA”) dated August 20, 2021 and Master Services Agreement dated June 30, 2020 and associated statements of work (the “Fujifilm MSA”) by and between the Company and Fujifilm. The Fujifilm MSA and Fujifilm CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to prototype vaccine under the associated statements of work.
Pursuant to the Fujifilm Settlement Agreement, the Company agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT under the CSA, of which (i) $47.8 million, constituting the initial reservation fee under the CSA, was credited against the Settlement Payment on September 30, 2022 and (ii) the remaining balance was to be paid in four equal quarterly installments of $34.3 million each, which began on March 31, 2023. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld two installments of $34.3 million due to Fujifilm on September 30, 2023 and December 31, 2023, pending resolution of the issues identified in the notice of breach. On October 30, 2023, FDBT filed a demand for arbitration with Judicial Arbitration and Mediation Services (“JAMS”) seeking payment of the third quarter installment of the Settlement Payment. As of December 31, 2023, the remaining payment of $68.6 million was reflected in Accrued expenses.
The Company continues to assess its manufacturing needs and intends to modify its global manufacturing footprint consistent with its contractual obligations to supply, and anticipated demand for, its COVID-19 Vaccine, and in doing so, recognizes that significant costs may be incurred.

Note 5 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$568,505	$1,336,883	$1,515,116
Restricted cash current	10,424	10,303	11,490
Restricted cash non-current(1)	4,881	1,659	1,653
Cash, cash equivalents, and restricted cash	$583,810	$1,348,845	$1,528,259
(1)    Classified as Other non-current assets as of December 31, 2023 and 2022.
Note 6 – Fair Value Measurements
The following table represents the estimated fair value of the Company’s financial assets and liabilities (in thousands):

	Fair Value at December 31, 2023			Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$171,824	$—	$—	$398,834	$—	$—
Government-backed securities (1)	—	200,000	—	—	296,000	—
Corporate debt securities (1)	—	45,622	—	—	—	—
Agency securities(1)	—	—	—	—	104,536	—
Total cash equivalents	$171,824	$245,622	$—	$398,834	$400,536	$—
Liabilities
3.75% Convertible notes due 2023	$—	$—	$—	$—	$322,111	$—
5.00% Convertible notes due 2027	—	100,909	—	—	172,789	—
Total convertible notes payable	$—	$100,909	$—	$—	$494,900	$—
(1)All investments are classified as Cash and cash equivalents as of December 31, 2023 and 2022, on the consolidated balance sheets.

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
During the years ended December 31, 2023 and 2022, the Company did not have any transfers between Levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 7 – Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$6,614	$13,912
Semi-finished goods	7,392	21,410
Finished goods	27,690	1,361
Total inventory	$41,696	$36,683
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments are recorded as a component of Cost of sales in the consolidated statements of operations. For the year ended December 31, 2023, inventory write-downs were $72.4 million and losses on firm purchase commitments were $73.5 million. In addition, for the year ended December 31, 2023, the Company recorded recoveries on firm purchase commitments of $40.2 million related primarily to negotiated reductions to previously recognized firm purchase commitments. Also, during the year ended December 31, 2023, the Company recorded an impairment charge of $6.1 million in Cost of sales related to an embedded lease agreement with a CMO for production capacity in excess of production needs. For the year ended December 31, 2022, inventory write-downs and losses on firm purchase commitments were $447.6 million and $155.9 million respectively. There were no inventory write-downs or losses on firm purchase commitments during 2021. Inventory reserves for write-downs are relieved when the inventory is disposed of through scrap or sale. Activity in the reserve for excess and obsolete inventory was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at January 1,	$368,383	$—
Charged to Cost of sales, including impairments	72,441	447,597
Other additions	65,049	—
Deductions	(239,814)	(79,214)
Balance at December 31,	$266,059	$368,383
Other additions include receipts of inventory previously recorded as losses on firm purchase commitments.
Note 8 – Goodwill
The Company has one reporting unit, which has a negative carrying amount as of December 31, 2023 and 2022, The change in the carrying amounts of goodwill was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$126,331	$131,479
Currency translation adjustments	1,123	(5,148)
Ending balance	$127,454	$126,331
Note 9 – Leases
The Company has embedded leases related to multiple manufacturing supply agreements with CMOs and CMOS to manufacture COVID-19 Vaccine, as well as operating and finance leases for its research and development and manufacturing facilities, corporate headquarters and offices. During the year ended December 31, 2023, the Company continued to align its global manufacturing footprint as a result of its ongoing assessment of manufacturing needs consistent with its contractual obligations related to the supply, and anticipated demand for, its COVID-19 Vaccine.

During the years ended December 31, 2023 and 2022, the Company modified certain of its CMO and CDMO agreements that had previously been determined to represent embedded leases and, in accordance with its policy, the Company remeasured and reallocated the remaining consideration under the contracts and reassessed the lease classification as of the effective dates of the respective modifications. During the year ended December 31, 2023 and 2022, as a result of new or modified leases, the Company recognized ROU assets, net of credits on modifications, and a corresponding lease liability of $6.8 million and $18.6 million, respectively, for its long-term finance and operating leases embedded in CMO and CDMO manufacturing supply agreements. Also, during the year ended December 31, 2023, the Company recorded an impairment charge of $6.1 million in Cost of sales related to an embedded lease agreement with a CMO for production capacity in excess of production needs.
During 2020, the Company entered into a lease agreement for the premises located at 700 Quince Orchard Road, Gaithersburg, Maryland ("700QO"). The lease is for approximately 170,000 square feet of space that the Company is using for manufacturing, research and development, and offices. The term of the lease expires in 2035 with options to extend the lease. The lease provides for an annual base rent of $5.8 million that is subject to future rent increases and obligates the Company to pay building operating costs. During the year ended December 31, 2022, the Company obtained the right to direct the use of, and obtain substantially all of the benefit from, certain floors located at the premises and recognized an ROU asset and related lease obligation of $73.2 million as lease commencement for accounting purposes occurred in 2022. During the year ended December 31, 2023, the Company obtained the right to direct the use of, and obtain substantially all of the benefit from, the remaining floors located at the premises and recognized a ROU asset and related lease obligation of $96.5 million as the lease commencement dates for accounting purposes had occurred for such remaining floors. The lease obligation was reduced by $73.4 million for prepaid rent and prior costs incurred on behalf of the landlord during 2023.
As of December 31, 2023, facility leases, including the 700QO lease, have expirations that range from approximately two to thirteen years, some of which include options to extend the lease term. The facility leases contain provisions for future rent increases and obligate the Company to pay building operating costs.
During the year ended December 31, 2023, the Company recorded an impairment charge of $5.9 million related to ROU facility leases used for research and development, manufacturing and offices space that are impacted by the Restructuring Plan (see Note 17).

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 was as follows (in thousands, except weighted-average remaining lease term and discount rate):

		December 31,
Lease Assets and Liabilities	Classification	2023	2022
Assets:
ROU assets, operating, net	Right of use asset, net	$24,985	$36,384
ROU assets, finance, net	Right of use asset, net	160,233	69,857
Total non-current ROU assets		$185,218	$106,241

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$22,977	$16,867
Current portion of finance lease liabilities	Current portion of finance lease liabilities	5,142	27,196
Total current lease liabilities		$28,119	$44,063

Non-current portion of operating lease liabilities	Other non-current liabilities	$28,577	$50,085
Non-current portion of finance lease liabilities	Non-current finance lease liabilities	55,923	31,238
Total non-current lease liabilities		$84,500	$81,323

Weighted-average remaining lease term (years):
Operating leases		3.9	4.6
Finance leases		11.6	8.3

Weighted-average discount rate:
Operating leases		6.0%	6.4%
Finance leases		8.9%	5.4%
Lease expense for the operating and short-term leases for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$6,929	$6,903	$37,027
Short-term lease expense (benefit(1))	(48,009)	94,726	468,210
Variable lease expense	10,292	6,836	116,435
Finance lease expense:
ROU assets expensed	$12,876	$7,759	$112,528
Interest expense	2,605	1,472	7,241
Total finance lease expense	$15,481	$9,231	$119,769
(1)    During the year ended December 31, 2023, the Company recognized a short-term lease benefit of $48.0 million due to gains on the settlement of manufacturing supply agreements with CMOs and CDMOs that included embedded leases.

Supplemental cash flow information related to leases for the year ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$101,297	$190,158	$203,991
Operating cash flows used in finance leases	2,605	1,472	7,241
Financing cash flows used in finance leases	27,345	93,595	127,907

ROU assets obtained in exchange for operating lease obligations	$—	$30,675	$66,682
ROU assets obtained in exchange for finance lease obligations	103,299	73,240	112,528
As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

Year	Amount
2024	$34,353
2025	17,192
2026	13,616
2027	14,000
2028	14,375
Thereafter	67,296
Total minimum lease payments	160,832
Less: imputed interest	48,213
Total lease liabilities	$112,619

Note 10 – Long-Term Debt
The Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
Current portion:
3.75% Convertible notes due 2023	$—	$325,000
Unamortized debt issuance costs	—	(119)
Total current convertible notes payable	$—	$324,881
Non-current portion:
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs	(7,234)	(8,784)
Total non-current convertible notes payable	$168,016	$166,466
Interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Coupon interest	$9,779	$12,542	$12,188
Amortization of debt issuance costs	1,689	1,497	1,424
Total interest expense on convertible notes payable	$11,468	$14,039	$13,612

2027 Convertible Notes
In December 2022, the Company issued $175.3 million aggregate principal amount of convertible senior unsecured notes that will mature on December 15, 2027 (the “2027 Notes”), unless earlier converted, redeemed, or repurchased. The 2027 Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and pursuant to an indenture dated December 20, 2022 (the “2027 Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently with the issuance of the 2027 Notes, the Company completed a public offering of shares of its common stock (see Note 11). The Company received $166.4 million in net proceeds from the issuance of the 2027 Notes after deducting the initial purchasers’ fees and the Company’s offering expenses. The 2027 Notes bear cash interest at a rate of 5.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023.
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
The conversion rate for the 2027 Notes will initially be 80.0000 shares of the Company’s common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of $12.50 per share of common stock. The initial conversion price of the 2027 Notes represents a conversion premium of 25% of the public offering price in the Company’s concurrent common stock offering that closed on December 20, 2022 (see Note 11). The conversion rate for the 2027 Notes is subject to adjustment under certain circumstances in accordance with the terms of the 2027 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2027 Notes or if the Company delivers a notice of redemption in respect of the 2027 Notes, the Company will, under certain circumstances, increase the conversion rate of the 2027 Notes for a holder who elects to convert its 2027 Notes (or any portion thereof) in connection with such a corporate event or convert its 2027 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2027 Indenture), as the case may be.
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
In accounting for the issuance of the 2027 Notes, the Company determined that the scope exceptions provided under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”) apply to all but one of the conversion features embedded in the 2027 Notes. This remaining conversion feature, which is associated with a Fundamental Change of the Company, was determined to have a de minimis value as of December 31, 2023, and 2022.
The initial purchasers’ fees and the Company’s issuance costs related to the 2027 Notes totaled $8.8 million, which were recorded as a reduction to the 2027 Notes on the consolidated balance sheet. The $8.8 million of debt issuance costs is being amortized and recognized as additional interest expense over the five-year contractual term of the 2027 Notes using an effective interest rate of 6.2%.
2023 Convertible Notes
In 2016, the Company issued $325 million aggregate principal amount of convertible senior unsecured notes that matured on February 1, 2023 (the “2023 Notes”). The 2023 Notes were senior unsecured debt obligations and were issued at par. On January 31, 2023, the Company funded the outstanding principal amount of $325 million on the 2023 Notes, due February 1, 2023 and the indenture governing the 2023 Notes was subsequently satisfied and discharged in accordance with its terms. The Company’s related “capped call transactions” expired by their terms on January 27, 2023. The Company repaid the outstanding principal amount of $325 million together with accrued but unpaid interest on the maturity date. The repayment was funded by the issuance of the 2027 Notes and the concurrent common stock offering, as well as cash on hand.
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
The 2023 Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40. Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the 2023 Notes did contain embedded features indexed to its own stock, but did not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature met the equity scope exception from derivative accounting, and also since the embedded conversion option did not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the consolidated balance sheets.
In connection with the issuance of the 2023 Notes, the Company also paid $38.5 million, including expenses, to enter into privately negotiated capped call transactions with certain financial institutions (the “capped call transactions”). The capped call transactions expired by their terms on January 27, 2023. The capped call transactions were generally expected to reduce the potential dilution upon conversion of the 2023 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, was greater than the strike price of the capped call transactions, which initially corresponded to the conversion price of the 2023 Notes, and was subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2023 Notes. The cap price of the capped call transactions was initially $194.60 per share, which represented a premium of approximately 75% based on the last reported sale price of the Company’s common stock of $111.20 per share on January 25, 2016, and was subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeded the cap price, there would nevertheless have been dilution upon conversion of the 2023 Notes to the extent that such market price exceeded the cap price. The Company evaluated the capped call transactions under ASC Topic 815-10, Derivatives and Hedging – Overall and determined that they should be accounted for as a separate transaction and that the capped call transactions would be classified as an equity instrument.
The Company incurred approximately $10 million of debt issuance costs in 2016 relating to the issuance of the 2023 Notes, which were recorded as a reduction to the 2023 Notes on the consolidated balance sheet. The $10.0 million of debt issuance costs was amortized and recognized as additional interest expense over the seven-year contractual term of the 2023 Notes on a straight-line basis, which approximated the effective interest rate method. The Company also incurred $0.9 million of expenses related to the capped call transactions, which were recorded as a reduction to additional paid-in-capital.
Note 11 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the "August 2023 Sales Agreement"), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”). During the year ended December 31, 2023, the Company sold 38.3 million shares of its common stock under its August 2023 Sales Agreement and 7.9 million shares of its common stock under its June 2021 Sales Agreement, resulting in net proceeds of approximately $321 million, of which $6.9 million was included in Prepaid expenses and other current assets as of December 31, 2023 and received in cash in January 2024. As of December 31, 2023, the remaining balance available under the August 2023 Sales Agreement was approximately $242 million.
During the year ended December 31, 2022, the Company sold 2.2 million shares of its common stock resulting in net proceeds of approximately $179 million, under its June 2021 Sales Agreement.
In August 2023, pursuant to the Securities Subscription Agreement with SK, the Company agreed to sell and issue to SK 6.5 million shares of the Company’s common stock at a price of $13.00 per share (the “Shares”) in a Private Placement for aggregate gross proceeds to the Company of approximately $84.5 million. The Company recognized the Shares at the settlement date fair value of $46.5 million (see Note 4 for additional discussion of the Securities Subscription Agreement with SK). The closing of the Private Placement occurred on August 10, 2023.
In December 2022, the Company completed a public offering of 7,475,000 shares of its common stock, including 975,000 shares of common stock that were issued upon the exercise in full of the option to purchase additional shares granted to the underwriters, at a price of $10.00 per share resulting in net proceeds, net of offering costs of $4.9 million, of approximately $70 million. The Company completed this public offering concurrent with the issuance of the 2027 Notes (see Note 10).
Note 12 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the granting of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of December 31, 2023, there were 0.2 million shares available for issuance under the 2023 Inducement Plan.
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 21.0 million shares of common stock under equity awards granted under the 2015 Plan, which includes an increase of 6.2 million shares approved for issuance under the 2015 Plan at the Company’s 2023 annual meeting of stockholders. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 30, 2033. As of December 31, 2023, there were 6.9 million shares available for issuance under the 2015 Plan.

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
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$3,417	$1,032	$—
Research and development	41,211	66,565	86,928
Selling, general, and administrative	40,729	62,703	96,698
Total stock-based compensation expense	$85,357	$130,300	$183,626
During the year ended December 31, 2023 and 2022, total stock-based compensation capitalized in inventory was $0.5 million and $1.7 million, respectively. No stock-based compensation was capitalized in inventory during the year ended December 31, 2021.
As of December 31, 2023, there was approximately $81.4 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately 1.0 year and will be allocated between cost of sales, research and development, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SARs holders exercised their stock options and SARs on December 31, 2023. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the years ending December 31, 2023, 2022, and 2021 was approximately $5 million, $21 million, and $454 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan, 2015 Plan and the 2005 Plan for the year ended December 31, 2023:

	2023 Inducement Plan		2015 Plan		2005 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options & SARs	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2023	—	$—	4,053,290	$46.07	63,725	$112.94
Granted	422,800	$10.67	1,021,596	$7.04	—	$—
Exercised	—	$—	(9,483)	$6.07	—	$—
Canceled	—	$—	(278,361)	$41.38	(5,450)	$39.70
Outstanding at December 31, 2023	422,800	$10.67	4,787,042	$38.10	58,275	$119.79
Shares exercisable at December 31, 2023	—	$—	3,436,339	$41.51	58,275	$119.79

The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Weighted average Black-Scholes fair value of stock options and SARs granted	$7.00	$55.32	$158.02
Risk-free interest rate	3.5%-4.8%	1.4%-4.3%	0.5%-1.3%
Dividend yield	—%	—%	—%
Volatility	120.4%-140.3%	120.5%-140.1%	124.7%-142.0%
Expected term (in years)	3.9-6.4	4.0-6.3	4.1-6.1
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of December 31, 2023 was less than $0.1 million and 6.9 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of December 31, 2023 was less than $0.1 million and 5.9 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the year ended December 31, 2023:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at January 1, 2022	—	$—	2,034,574	$61.65
Restricted stock units granted	363,990	$10.66	3,314,452	$7.06
Restricted stock units vested	—	$—	(696,553)	$73.73
Restricted stock units forfeited	—	$—	(937,603)	$27.04
Outstanding and unvested at December 31, 2023	363,990	$10.66	3,714,870	$19.43
Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 1.2 million shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 1.65 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At December 31, 2023, there were 0.5 million shares available for issuance under the ESPP.
Note 13 – Employee Benefits
The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended. The Company matches 100% of the first 3% of the participants’ deferral, and 50% on the next 2% of the participants’ deferral, up to a potential 4% Company match. The Company’s matching contributions to the 401(k) plan vest immediately. Under its 401(k) plan, the Company has recorded expense of $7.0 million, $6.0 million, and $3.4 million in 2023, 2022, and 2021, respectively.

The Company’s foreign subsidiaries have pension plans under local tax and labor laws and are obligated to make contributions to the plan. Contributions and other expenses related to this plan were $3.0 million, $2.4 million, and $1.7 million in 2023, 2022, and 2021, respectively.
Note 14 – Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$70,297	$160,773
Other current assets	155,726	76,374
Prepaid expenses and other current assets	$226,023	$237,147
Property and Equipment, net
Property and equipment is comprised of the following as of (in thousands):

	December 31,
	2023	2022
Land and buildings	$102,916	$101,342
Machinery and equipment	148,243	134,809
Leasehold improvements	48,310	18,895
Computer hardware	5,114	4,927
Construction in progress	76,156	81,566
	380,739	341,539
Less: accumulated depreciation	(74,968)	(47,292)
Property and equipment, net	$305,771	$294,247
As of December 31, 2023 and 2022, approximately $155 million and $170 million, respectively, of net assets used in operations were located in the Czech Republic. Depreciation expense was approximately $41 million, $29 million, and $13 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Accrued Expenses
Accrued expenses consist of the following as of (in thousands):

	December 31,
	2023	2022
Employee benefits and compensation	$55,952	$52,569
Gross-to-net deductions	20,616	—
U.S. product sales returns accrual	82,506	—
Research and development accruals	131,027	468,214
Other accrued expenses	104,567	70,375
Accrued expenses	$394,668	$591,158

Other Current Liabilities
Other current liabilities consist of the following as of (in thousands):

	December 31,
	2023	2022
Refunds due to APA customers	$142,165	$210,362
Other current liability related to Gavi (see Note 3)	696,390	697,384
Other current liabilities	22,853	22,309
Total other current liabilities	$861,408	$930,055
Note 15 – Income Taxes
The Company’s loss before income tax expense by jurisdiction is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(628,984)	$(712,183)	$(1,633,016)
Foreign	85,953	58,536	(81,520)
Loss before income tax expense	$(543,031)	$(653,647)	$(1,714,536)
Significant components of the current and deferred income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Domestic	$(1,300)	$1,300	$—
State and local	(157)	503	—
Foreign	1,445	2,489	29,215
Total current income tax expense (benefit)	(12)	4,292	29,215
Deferred:
Foreign	2,043	—	—
Total income tax expense	$2,031	$4,292	$29,215

A reconciliation of income tax expense to the amount computed by applying the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21%	21%	21%
State income taxes, net of federal benefit	1%	2%	6%
Research and development and other tax credits	—%	1%	1%
Non-deductible expenses	—%	(1)%	(2)%
Non-cash stock-based compensation	(1)%	(1)%	4%
U.S. taxation of foreign operations	(4)%	(3)%	—%
Cancellation of Indebtedness	(1)%	—%	(1)%
Non-US tax credits	4%	—%	—%
Other	—%	2%	(1)%
Change in tax rate	—%	(20)%	—%
Change in valuation allowance	(20)%	(2)%	(30)%
Income tax expense	—%	(1)%	(2)%
As of December 31, 2023, the Company has available federal and state net operating losses of $2.4 billion, $877.6 million, respectively, that may be applied against future taxable income in the respective jurisdiction. The federal net operating losses of $2.4 billion can be carried forward indefinitely, with all but $11.3 million, which expires in 2037, limited to 80% of annual taxable income. State net operating losses of $457.4 million have various expiration dates between 2028 and 2042. The remaining state net operating losses of $420.2 million can be carried forward indefinitely. The Company also has research tax credits of $51.9 million that will begin to expire in 2024 through 2043 and a foreign tax credit carryforward of $18.7 million that will expire in 2030. Utilization of the federal and state net operating loss carryforwards and research tax credits may be subject to an annual limitation due to potential ownership changes of the Company. As of December 31, 2023, the Company does not expect such limitation, if any, to impact the use of its net operating losses and research tax credits.
The Company files income tax returns in the U.S. federal jurisdiction and in various states, as well as in multiple foreign jurisdictions including Sweden and the Czech Republic. The Company has U.S. federal and state net operating losses and credit carryforwards that are subject to examination from 2003 through 2023. The returns in Sweden are subject to examination from 2016 through 2023 and the returns for the Czech Republic are subject to examination from 2019 through 2023.

The significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforward	$550,272	$479,134
Foreign net operating loss carryforward	—	5,752
Research tax credits	51,878	45,560
Lease liability	25,207	27,625
Deferred revenue	266,392	195,049
Inventory reserve	79,386	213,076
Allowance for sales returns	20,756	—
Non-cash stock-based compensation	30,727	27,599
Capitalized research costs	132,500	49,309
Foreign tax credit carryforward	18,679	—
Other	10,996	13,695
Gross deferred tax assets	1,186,793	1,056,799
Valuation allowance	(1,128,941)	(1,020,123)
Total deferred tax assets	$57,852	$36,676
Deferred tax liabilities:
ROU assets	(41,456)	(23,330)
Fixed assets	(17,160)	(11,587)
Intangibles	(1,279)	(1,055)
Other	—	(704)
Total deferred tax liabilities	$(59,895)	$(36,676)
Net deferred tax assets (liabilities)	$(2,043)	$—
The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets, including its history of significant losses in every year since inception and, in accordance with U.S GAAP, has fully reserved the net deferred tax asset. The Company concluded that realization of its net deferred tax assets is not more-likely-than-not to be realized as of December 31, 2023 and 2022. The valuation allowance increased by $108.8 million and $4.8 million for the years ended December 31, 2023 and 2022, respectively.
The net deferred tax liability of $2.0 million at December 31, 2023 is included within other non-current liabilities on the accompanying consolidated balance sheet.
The Company recognizes the effect of an income tax position when it is more likely than not, based on the technical merits, that the income tax position will be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the year ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits balance at January 1	$5,194	$11,154	$8,766
Additions for tax positions of current year	271	1,260	4,158
Additions for tax positions of prior years	—	807	—
Reductions for tax positions of prior year	(1,228)	(8,027)	(1,770)
Settlements of tax positions of prior years	—	—	—
Unrecognized tax benefits balance at December 31,	$4,237	$5,194	$11,154

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, the Company had no accruals for interest or penalties. The total amount of unrecognized tax benefits that, if recognized, could affect the effective tax rate was $4.2 million and $5.2 million as of December 31, 2023 and 2022, respectively. However, the Company maintains a full valuation allowance as of December 31, 2023 and 2022 and the recognition of any unrecognized tax benefits would be offset with a change in the valuation allowance and therefore there would be no income statement impact. As of December 31, 2023, the Company does not expect a significant change in the recorded unrecognized tax benefits liability balance during the next twelve months. The unrecognized tax benefits are presented in the financial statements as a reduction to the deferred tax assets for all periods.
In 2021 the Organization for Economic Cooperation and Development (“OECD”) developed guidance on Base Erosion and Profit Shifting (“BEPS”) Pillar Two Model Rules (“Pillar Two”), which addresses corporate tax planning strategies used by some large multinational corporations to shift profits from higher-tax jurisdictions to lower-tax jurisdictions or zero-tax locations. This guidance imposes a 15% minimum tax on the earnings of large multinational corporations. Pillar Two is expected to be effective in 2024 for the jurisdictions in which the Company operates. The Company is currently evaluating the application of Pillar Two and does not expect these rules to have a significant impact on its effective tax rate or its consolidated financial statements.
Note 16 – Commitment and Contingencies
Legal Matters
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture prototype vaccine on a commercial scale and to secure the prototype vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses. On March 16, 2023, the plaintiffs filed a motion for class certification and to appoint class representatives and counsel. Due to the Maryland Court’s ruling on the dismissal motion, the motion sought to certify a class of stockholders who purchased the Company’s securities between May 11, 2021, and October 19, 2021. The Company filed its opposition to the plaintiffs’ motion on September 22, 2023. On December 4, 2023, the parties agreed to a binding settlement in principle (the “Proposed Settlement”) to fully resolve the surviving claims in the Sinnathurai Action. Under the Proposed Settlement’s terms, the Company agreed to pay $47 million into a settlement fund, which will be funded by the Company’s directors and officers’ liability insurance and paid to members of a putative settlement class. On January 12, 2024, after the parties negotiated and executed a written agreement governing the Proposed Settlement, plaintiffs filed an unopposed motion for the Proposed Settlement’s preliminary approval. On January 23, 2024, the Maryland Court granted the motion for preliminary approval and, as requested by the parties, preliminarily certified, for the purposes of settlement only, the settlement class. The court also scheduled a settlement hearing to consider final approval of the settlement for May 23, 2024.

After the Sinnathurai Action was filed, eight derivative lawsuits were filed: (i) Robert E. Meyer v. Stanley C. Erck, et al., No. 8:21-cv-02996-TDC (the “Meyer Action”), (ii) Shui Shing Yung v. Stanley C. Erck, et al., No. 8:21-cv-03248-TDC (the “Yung Action”), (iii) William Kirst, et al. v. Stanley C. Erck, et al., No. C-15-CV-21-000618 (the “Kirst Action”), (iv) Amy Snyder v. Stanley C. Erck, et al., No. 8:22-cv-01415-TDC (the “Snyder Action”), (v) Charles R. Blackburn, et al. v. Stanley C. Erck, et al., No. 1:22-cv-01417-TDC (the “Blackburn Action”), (vi) Diego J. Mesa v. Stanley C. Erck, et al., No. 2022-0770-NAC (the “Mesa Action”), (vii) Sean Acosta v. Stanley C. Erck, et al., No. 2022-1133-NAC (the “Acosta Action”), and (viii) Jared Needelman v. Stanley C. Erck, et al., No. C-15-CV-23-001550 (the “Needelman Action”). The Meyer, Yung, Snyder, and Blackburn Actions were filed in the Maryland Court. The Kirst and Needelman Actions were filed in the Circuit Court for Montgomery County, Maryland. The Mesa and Acosta Actions were filed in the Delaware Court of Chancery (the “Delaware Court”). The derivative lawsuits name members of the Company’s board of directors and certain members of senior management as defendants. The Company is deemed a nominal defendant. The plaintiffs assert derivative claims arising out of substantially the same alleged facts and circumstances as the Sinnathurai Action. Collectively, the derivative complaints assert claims for breach of fiduciary duty, insider selling, unjust enrichment, violation of federal securities law, abuse of control, waste, and mismanagement. Plaintiffs seek declaratory and injunctive relief, as well as an award of monetary damages and attorneys’ fees.

On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss; the court allowed claims for alleged insider selling under Brophy v. Cities Service Co., et al., 70 A.2d 5 (Del. Ch. 1949) and unjust enrichment claims to proceed, but dismissed the remaining claims in the second consolidated amended complaint. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order. This includes staying the deadline for the individual defendants to respond to the consolidated amended complaint.
The Kirst Action was filed on December 28, 2021, and the defendants immediately removed the case to the Maryland Court. On July 21, 2022, the Maryland Court issued a memorandum opinion and order remanding the Kirst Action to state court. The plaintiffs filed an amended complaint on December 30, 2022. On January 23, 2023, defendants filed a motion to stay the Kirst action. On February 22, 2023, the parties in the Kirst Action filed for the Court’s approval of a stipulation staying the Kirst Action pending the resolution of defendants’ motion to dismiss in the Second Consolidated Derivative Action. On March 22, 2023, the Court entered the parties’ stipulated stay of the Kirst Action pending resolution of the motion to dismiss in the Second Consolidated Derivative Action.

On August 30, 2022, the Mesa Action was filed. On October 3, 2022, the Delaware Court entered an order granting the parties’ request to stay all proceedings and deadlines in the Mesa Action pending the earlier of dismissal of the Sinnathurai Action or the filing of an answer to the operative complaint in the Sinnathurai Action. On January 18, 2023, defendants filed a motion to stay the Mesa Action pending a final judgment in the Second Consolidated Derivative Action. The plaintiff filed his opposition on February 8, 2023. Defendants filed their reply on February 22, 2023. On February 28, 2023, the court granted the defendants’ motion to stay. On August 31, 2023, the plaintiff filed a motion to lift the stay. On October 6, 2023, the Company filed an opposition to plaintiff’s motion to lift the stay. Plaintiff filed his reply on October 17, 2023. On December 27, 2023, the parties filed a letter informing the Court that the Second Consolidated Derivative Action had been stayed for a period of six months and asked the Court to stay further proceedings in the Mesa Action until expiration of that stay.
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

On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. The stipulation entered by the court instructs the parties to discuss whether the stay should be further extended in light of the then-current status of the SLC’s investigation. The financial impact of the derivative claims is not estimable.

On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of prototype vaccine from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contended that, based on its purported termination of the Gavi APA, it was entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which is $696.4 million as of December 31, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. On February 16, 2024, the Company and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings and releasing both parties of all claims arising from, under or otherwise in connection with the Gavi APA. Pursuant to the Gavi Settlement Agreement, the Company is responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which the Company paid on February 20, 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the first quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines funded by Gavi for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries at its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
On September 30, 2022, the Company and Fujifilm entered into the Fujifilm Settlement Agreement regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the CSA dated August 20, 2021 and the MSA by and between the Company and Fujifilm. The MSA and CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to the Company’s prototype vaccine under the associated statements of work. Pursuant to the Fujifilm Settlement Agreement, the Company agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld two installments of $34.3 million due to Fujifilm on September 30, 2023 and December 31, 2023, pending resolution of the issues identified in the notice of breach. On October 30, 2023, FDBT filed a demand for arbitration with Judicial Arbitration and Mediation Services (“JAMS”) seeking payment of the third quarter installment of the Settlement Payment. An arbitration hearing has been scheduled for May 2024. As of December 31, 2023, the remaining payment of $68.6 million was reflected in Accrued expenses.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

Purchase Commitments
The Company has entered into agreements in the normal course of business with CMOs and CDMOs supplying the Company with production capabilities, and with vendors for preclinical studies, clinical trials, and other goods or services. A number of these arrangements are within the scope of lease accounting (see Note 9). Certain agreements provide for termination rights subject to termination fees. Under such agreements, the Company is contractually obligated to make payments to vendors, mainly to reimburse them for their estimated unrecoverable expenses. The exact amount of such obligations are dependent on the timing of termination and the terms of the relevant agreement, and cannot be reasonably estimated. As of December 31, 2023, most of these agreements were active ongoing arrangements and the Company expects to receive value from these arrangements in the future. The Company recognizes fees related to obligations for terminated contracts where such fees are reasonably estimable. The Company did not accrue obligations that were not reasonably estimable. As of December 31, 2023, the Company had no non-cancelable purchase commitments with a remaining term of more than one year.

Note 17 – Restructuring
As of December 31, 2023, the restructuring charge recorded by the Company comprised (in thousands):

Amount
Severance and employee benefit costs	$4,503
Impairment of assets	$10,081
Total Restructuring charge (1)	$14,584
(1) Restructuring charges of $0.5 million, $2.3 million and $11.5 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the period ended December 31, 2023. These charges reflect substantially all expected restructuring charges under the Restructuring Plan.
Severance and employee benefit costs
Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination during the year ended December 31, 2023 and had no requirements for future service. The Company fully paid $4.5 million for severance and employee benefit costs during the year ended December 31, 2023 and no remaining liability for the severance and employee benefit costs is included in the Company’s consolidated balance sheet as of December 31, 2023. There were no severance and employee benefit costs during the year ended December 31, 2022 and 2021.
Impairment of long-lived assets
In connection with the Restructuring Plan, the Company evaluated its long-lived assets for impairment including certain leased laboratory and office spaces located in Gaithersburg, Maryland. The evaluation is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the year ended December 31, 2023, the Company recorded an impairment charge of $10.1 million related to the impairment of long-lived assets, including $5.9 million related to ROU assets for facility leases. There were no impairment charges recorded during the year ended December 31, 2022 and 2021.

Note 18 – Subsequent Events
On January 31, 2024, the Company announced that the Board of Directors of the Company approved an approximately 12% reduction of its global workforce, comprised of an approximately 9% reduction in the Company’s full-time employees and the remainder comprised of contractors and consultants.
On February 16, 2024, the Company and Gavi entered into the Gavi Settlement Agreement terminating the Gavi APA, settling the arbitration proceedings and releasing both parties of all claims arising from, under or otherwise in connection with the Gavi APA. The terms of the Gavi Settlement Agreement are outlined in Note 3 and Note 16.