Form 10-Q
period 2024-03-31
NOVAVAX INC
filed 2024-05-10
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 140,403,554 as of April 30, 2024.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023	2
	Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2024 and 2023	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	4
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION		38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	41
Item 5	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Product sales	$82,324	$(7,457)
Grants	—	87,379
Royalties and other	11,531	1,029
Total revenue	93,855	80,951

Expenses:
Cost of sales	59,209	34,086
Research and development	92,679	247,101
Selling, general, and administrative	86,798	112,532
Total expenses	238,686	393,719
Loss from operations	(144,831)	(312,768)
Other income (expense):
Interest expense	(4,111)	(4,316)
Other income	3,654	24,362
Loss before income taxes	(145,288)	(292,722)
Income tax expense	2,262	1,183
Net loss	$(147,550)	$(293,905)

Net loss per share:
Basic and diluted	$(1.05)	$(3.41)
Weighted average number of common shares outstanding:
Basic and diluted	139,916	86,158
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(147,550)	$(293,905)
Other comprehensive loss:
Foreign currency translation adjustment	(13,547)	3,211
Other comprehensive income (loss)	(13,547)	3,211
Comprehensive loss	$(161,097)	$(290,694)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$480,586	$568,505
Restricted cash	10,455	10,424
Accounts receivable	21,380	297,240
Inventory	15,778	41,696
Prepaid expenses and other current assets	198,921	226,023
Total current assets	727,120	1,143,888
Property and equipment, net	291,093	305,771
Right of use asset, net	181,175	185,218
Goodwill	123,179	127,454
Other non-current assets	30,967	35,159
Total assets	$1,353,534	$1,797,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$57,724	$132,610
Accrued expenses	257,365	394,668
Deferred revenue	240,900	241,310
Current portion of finance lease liabilities	6,291	5,142
Other current liabilities	242,102	861,408
Total current liabilities	804,382	1,635,138
Deferred revenue	841,473	622,210
Convertible notes payable	168,432	168,016
Non-current finance lease liabilities	54,609	55,923
Other non-current liabilities	351,722	33,130
Total liabilities	2,220,618	2,514,417

Commitments and contingencies (Note 13)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2024 and December 31, 2023; 141,700,972 shares issued and 140,373,255 shares outstanding at March 31, 2024 and 140,506,093 shares issued and 139,505,770 shares outstanding at December 31, 2023	1,417	1,405
Additional paid-in capital	4,204,775	4,192,164
Accumulated deficit	(4,968,501)	(4,820,951)
Treasury stock, cost basis, 1,327,717 shares at March 31, 2024 and 1,000,323 shares at December 31, 2023	(93,950)	(92,267)
Accumulated other comprehensive income (loss)	(10,825)	2,722
Total stockholders’ deficit	(867,084)	(716,927)
Total liabilities and stockholders’ deficit	$1,353,534	$1,797,490
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Three Months Ended March 31, 2024 and 2023
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2023	140,506,093	$1,405	$4,192,164	$(4,820,951)	$(92,267)	$2,722	$(716,927)
Stock-based compensation	—	—	11,556	—	—	—	11,556
Stock issued under incentive programs	1,194,879	12	1,055	—	(1,683)	—	(616)
Foreign currency translation adjustment	—	—	—	—	—	(13,547)	(13,547)
Net loss	—	—	—	(147,550)	—	—	(147,550)
Balance at March 31, 2024	141,700,972	$1,417	$4,204,775	$(4,968,501)	$(93,950)	$(10,825)	$(867,084)

Balance at December 31, 2022	86,806,554	$868	$3,737,979	$(4,275,889)	$(90,659)	$(6,377)	$(634,078)
Stock-based compensation	—	—	28,647	—	—	—	28,647
Stock issued under incentive programs	333,277	3	1,107	—	(567)	—	543
Foreign currency translation adjustment	—	—	—	—	—	3,211	3,211
Net loss	—	—	—	(293,905)	—	—	(293,905)
Balance at March 31, 2023	87,139,831	$871	$3,767,733	$(4,569,794)	$(91,226)	$(3,166)	$(895,582)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(147,550)	$(293,905)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	12,147	9,043
Non-cash stock-based compensation	11,556	28,647
Provision for excess and obsolete inventory	8,807	12,490
Impairment of long-lived assets	1,669	—
Other items, net	(4,449)	(1,252)
Changes in operating assets and liabilities:
Inventory	16,819	(9,222)
Accounts receivable, prepaid expenses, and other assets	296,054	18,430
Accounts payable, accrued expenses, and other liabilities	(272,461)	(230,099)
Deferred revenue	(6,147)	140,275
Net cash used in operating activities	(83,555)	(325,593)

Investing Activities:
Capital expenditures	(6,878)	(19,801)
Internal-use software	(372)	(3,757)
Net cash used in investing activities	(7,250)	(23,558)

Financing Activities:
Net proceeds from sales of common stock	6,862	—
Net proceeds from the exercise of stock-based awards	(616)	543
Finance lease payments	(360)	(26,331)
Repayment of 2023 Convertible notes	—	(325,000)
Payments of costs related to issuance of 2027 Convertible notes	—	(3,591)
Net cash provided by (used in) financing activities	5,886	(354,379)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(2,955)	(8,372)
Net decrease in cash, cash equivalents, and restricted cash	(87,874)	(711,902)
Cash, cash equivalents, and restricted cash at beginning of period	583,810	1,348,845
Cash, cash equivalents, and restricted cash at end of period	$495,936	$636,943

Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$1,208	$10,847
Internal-use software included in accounts payable and accrued expenses	$250	$—

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$1,206	$6,566
Cash paid for income taxes, net of refunds	$(71)	$—

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
Note 1 – Organization and Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a biotechnology company that promotes improved health by discovering, developing, and commercializing innovative vaccines to prevent serious infectious diseases. Novavax offers a differentiated vaccine platform that combines a recombinant protein approach, innovative nanoparticle technology and patented Matrix-M™ adjuvant to enhance the immune response. Novavax currently has one commercial program, for vaccines to prevent COVID-19, which includes Nuvaxovid™ prototype COVID-19 vaccine ("NVX-CoV2373,” or “prototype vaccine”) and Nuvaxovid™ updated COVID-19 vaccine (“NVX-CoV2601,” or “updated vaccine”) (collectively, “COVID-19 Vaccine”). Local regulatory authorities have also specified nomenclature for the labeling of the prototype and updated vaccines within their territories (e.g., “Novavax COVID-19 Vaccine, Adjuvanted” and “Novavax COVID-19, Adjuvanted (2023-2024 Formula),” respectively, for the U.S.). The Company’s partner, Serum Institute of India Pvt. Ltd. (“SIIPL”), markets NVX-CoV2373 as “Covovax™.”
Beginning in 2022, the Company received approval, interim authorization, provisional approval, conditional marketing authorization, and emergency use authorization (“EUA”) from multiple regulatory authorities globally for its prototype vaccine for both adult and adolescent populations as a primary series and for both homologous and heterologous booster indications in select territories. In October 2023, the U.S. Food and Drug Administration amended the EUA for its prototype vaccine to include its updated vaccine. The amended EUA authorizes use of the Company’s updated vaccine in individuals 12 years and older. In October 2023, the European Commission (“EC”) granted approval for the Company’s updated vaccine for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals aged 12 and older. Currently, the Company significantly depends on its supply agreement with SIIPL and its subsidiary, Serum Life Sciences Limited (“SLS”), for co-formulation, filling and finishing (other than in Europe) and on its service agreement with PCI Pharma Services for finishing in Europe.
Novavax is advancing development of other vaccine candidates, including its COVID-19-Influenza Combination (“CIC”) vaccine candidate and additional vaccine candidates. The Company’s COVID-19 Vaccine and its other vaccine candidates incorporate the Company’s proprietary Matrix-M™ adjuvant to enhance the immune response and stimulate higher levels of functional antibodies and induce a cellular immune response.
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
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were a $5.1 million loss and a $16.3 million gain for the three months ended March 31, 2024 and 2023, respectively, which are reflected in Other income (expense).
The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.

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
Management’s plans discussed below, including specifically the execution of the collaboration and license agreement (the “Collaboration and License Agreement”) and securities subscription agreement (the “Subscription Agreement”) effective May 10, 2024, with Sanofi Pasteur Inc. (“Sanofi”) which will result in cash proceeds to the Company of $568.8 million during the second quarter of 2024, has alleviated the substantial doubt outlined below regarding the Company’s ability to continue as a going concern for the one year period from the date that these financial statements were issued.

As of March 31, 2024, the Company had $480.6 million in cash and cash equivalents and had a working capital deficiency. During the three months ended March 31, 2024, the Company incurred a net loss of $147.6 million and had net cash flows used in operating activities of $83.6 million.

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. While the Company’s current cash flow forecast for the one-year going concern look forward period estimates that there will be sufficient capital available to fund operations, this forecast is subject to significant uncertainty, including as it relates to revenue for the next 12 months and the Company’s ability to execute on certain cost-reduction initiatives. The Company’s revenue projections depend on its ability to successfully develop, manufacture, distribute, and market its updated vaccine for the 2024-2025 vaccination season, which is inherently uncertain and subject to a number of risks, including the Company’s ability to obtain regulatory authorizations, introduce a single-dose vial or pre-filled syringe product presentation for the U.S. commercial and certain other markets, the incidence of COVID-19 during the 2024-2025 vaccination season, and the Company’s ability to timely deliver doses and achieve commercial adoption and market acceptance of its updated vaccine. Further, the Company’s revenue projections also depend on its ability to achieve expected product sales and related cash flows under its advance purchase agreements (“APAs”), including APAs in Australia and Canada, which are subject to regulatory uncertainties as described in Note 3.
Failure to meet regulatory milestones or achieve product volume or delivery timing obligations under the Company’s APAs may require the Company to refund portions of upfront and other payments or result in reduced future payments, which would adversely affect the Company’s ability to continue as a going concern.
Management believes that, given the history of recurring losses, negative working capital, and accumulated deficit, conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are issued. Management’s plans to potentially alleviate such conditions or events include the execution effective May 10, 2024, of the Collaboration and License Agreement with Sanofi that grants a co-exclusive license to Sanofi of the Company’s current COVID-19 and related vaccine products, which will provide the Company with an initial $500 million nonrefundable upfront payment, as well as the execution effective May 10, 2024, of the Subscription Agreement with Sanofi, which will provide the Company with a $68.8 million equity investment, both of which are expected to be received in the second quarter of 2024 and are described further below. Management’s plans also include execution of its commercial plans and its ongoing restructuring and cost reduction measures.
On May 10, 2024, the Company entered into the Collaboration and License Agreement with Sanofi pursuant to which Sanofi received:
i)    A co-exclusive license to commercialize with the Company all of the Company’s current stand-alone COVID-19 vaccine products, including the Company’s Nuvaxovid™ prototype COVID-19 vaccine and Nuvaxovid™ updated COVID-19 vaccine, and updated versions that address seasonal variants throughout the world (“COVID Mono Products”),
ii)    A sole license to develop and commercialize combination products containing a potential combination of the Company’s COVID-19 vaccine and Sanofi’s seasonal influenza vaccine (“COVID and influenza Combination Products” or “CIC Products”),

iii)    A non-exclusive license to develop and commercialize combination products containing both the Company’s COVID-19 vaccine and one or more non-influenza vaccines (“Other Combination Products” and together with the COVID Mono Products, CIC Products, and Other Combination Products (“Licensed COVID-19 Products” )), and
iv)    A non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include the Company’s Matrix-M™ adjuvant (as described below, the “Adjuvant Products”).
Under the Collaboration and License Agreement, the Company will receive a non-refundable upfront payment of $500 million. In addition, the Company will also be eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, the Company is eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.
Commencing shortly after the Effective Date of the Collaboration and License Agreement, the Company will perform a technology transfer of its manufacturing process for the COVID Mono Products and Matrix-M™ components to Sanofi. Until the successful completion of such transfer, the Company will supply Sanofi with both COVID Mono Products and Matrix-M™ intermediary components for Sanofi’s use and is eligible for reimbursement of such costs from Sanofi. Additionally, Sanofi will reimburse the Company for its research and development and medical affairs costs related to the COVID Mono Products in accordance with agreed upon plans and budgets.
Under the Collaboration and License Agreement, the Company will continue to commercialize the COVID Mono Products in 2024. Beginning in 2025 and continuing during the term of the Collaboration and License Agreement, Sanofi and the Company will commercialize the COVID Mono Products worldwide in accordance with a commercialization plan agreed by the Company and Sanofi, under which the Company will continue to supply its existing APA customers and strategic partners, including Takeda, SK Biosciences, and the Serum Institute of India. Upon completion of the existing advance purchase agreements, Novavax and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction.
Effective May 10, 2024, the Company also entered into the Subscription Agreement with Sanofi, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6,880,481 shares of the Company’s common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to the Company of $68.8 million.
In May 2023, the Company announced a global restructuring and cost reduction plan (the “2023 Restructuring Plan”), which includes a more focused investment in its COVID-19 Vaccine, reduction to its pipeline spending, the continued rationalization of its manufacturing network, a reduction to the Company’s global workforce, as well as the consolidation of facilities, and infrastructure. In January 2024, as part of reducing combined research and development and selling, general and administrative expenses, the Company announced further reductions in its global workforce (the “2024 Cost Reduction Plan”). The Company intends to prioritize improvements to its long-term supply chain efficiency. The Company expects the full annual impact of the 2023 Restructuring Plan to be realized in 2024, the full annual impact of the 2024 Cost Reduction Plan to be realized in 2025, and approximately 85% of the annual impact of the 2024 Cost Reduction Plan, excluding one-time charges, to be realized in 2024. The 2024 Cost Reduction Plan supplemented the 2023 Restructuring Plan and hereafter both are jointly referred to as the “Restructuring Plan.” During the three months ended March 31, 2024, the Company recorded a charge of $4.4 million related to one-time employee severance and benefit costs and recorded an impairment charge of $1.7 million related to the impairment of capitalized internal-use software (see Note 14).
Management’s plans may also include raising additional capital through a combination of additional equity and debt financing, additional collaborations, strategic alliances, asset sales, and marketing, distribution, or licensing arrangements. New financings may not be available to the Company on commercially acceptable terms, or at all. Also, any additional collaborations, strategic alliances, asset sales and marketing, distribution, or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, or further downsize its organization, any of which may have a material adverse effect on its business, financial condition, results of operations, and ability to operate as a going concern.
Management’s plans discussed above, including specifically the execution of the Collaboration and License Agreement and the Subscription Agreement effective May 10, 2024, with Sanofi which will result in cash proceeds to the Company of $568.8 million during the second quarter of 2024, has alleviated the substantial doubt outlined below regarding the Company’s ability to continue as a going concern for the one year period from the date that these financial statements were issued.

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
See Note 14 for additional information on the severance and employee benefit costs for terminated employees and impairment of assets in connection with the Company’s Restructuring Plan.
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

Note 3 – Revenue
The Company's accounts receivable included $21.2 million and $286.4 million related to amounts that were billed to customers and $0.2 million and $10.8 million related to amounts which had not yet been billed to customers as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, changes in the Company’s accounts receivables, allowance for credit losses, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Three Months Ended March 31, 2024	$304,916	$136,510	$(412,370)	$29,056
Three Months Ended March 31, 2023	96,210	146,424	(115,950)	126,684
Allowance for credit losses(1):
Three Months Ended March 31, 2024	$(7,676)	$—	$—	$(7,676)
Three Months Ended March 31, 2023	(13,835)	—	—	(13,835)
Deferred revenue:(2)
Three Months Ended March 31, 2024	$863,521	$225,000	$(6,148)	$1,082,373
Three Months Ended March 31, 2023	549,551	140,324	(49)	689,826
(1)    There was no allowance for credit losses recorded during the three months ended March 31, 2024 or 2023. To estimate the allowance for credit losses, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
(2) Deductions from Deferred revenue generally related to the recognition of revenue once performance obligations on a contract with a customer are met. During the three months ended March 31, 2024, deductions included a $2.2 million reclassification of refundable upfront payments previously included in Deferred revenue to Other current liabilities. During the three months ended March 31, 2024, additions included a $225.0 million reclassification of refundable upfront payment from Other current liabilities to Deferred revenue related to the settlement with Gavi as discussed below. There were no such reclassifications during the three months ended March 31, 2023.

As of March 31, 2024, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties, was approximately $2 billion of which $1.1 billion was included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s APAs may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine under certain of the Company’s APAs.
Under an APA with Gavi, the Vaccine Alliance (“Gavi”), entered into in May 2021 (the “Gavi APA”), the Company received upfront payments of $700 million from Gavi (the “Advance Payment Amount”) to be applied against purchases of the Company’s prototype vaccine by certain countries participating in the COVAX Facility. As of December 31, 2023, the remaining Gavi Advance Payment Amount was $696.4 million. On February 16, 2024, the Company entered into a Termination and Settlement Agreement with Gavi (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings, and releasing both parties of all claims arising from, under, or otherwise in connection with the Gavi APA. On February 22, 2024, the claims and counterclaims were dismissed with prejudice. Pursuant to the Gavi Settlement Agreement, the Company is responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which the Company paid in February 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the second quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries in its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, the Company granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of the Company’s vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and the additional credit of up to $225 million that may be applied for certain qualifying sales.
The Company recorded the $3.6 million difference between the refund liability recorded as of December 31, 2023 of $696.4 million and the $700 million of total consideration under the arrangement as a reduction to revenue during the three months ended March 31, 2024. As of March 31, 2024, the remaining amounts included on the Company’s consolidated balance sheet are classified as $225 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80 million in Other current liabilities, and $320 million in Other non-current liabilities. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SIIPL under the SIIPL R21 Agreement (see Note 4), which will continue for the deferred payment term of the Gavi Settlement Agreement.
Product Sales
Product sales by the Company’s customer’s geographic location was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
North America	$(6,361)	$—
Europe	90,416	57,267
Rest of the world	(1,731)	(64,724)
Total product sales revenue	$82,324	$(7,457)
Product sales in the U.S. are primarily made through large pharmaceutical wholesale distributors at the wholesale acquisition cost (“WAC”). Product sales in the U.S. are recorded net of gross-to-net deductions. During the three months ended March 31, 2024, product sales in North America includes $6.4 million of gross-to-net deductions in excess of the WAC, primarily due to wholesale distributor fees for shipments expected to be returned and adjustments made to estimated returns of prior period product sales. Product sales for the rest of the world includes a $3.6 million reduction to revenue recognized pursuant to the Gavi Settlement Agreement as discussed above.
As of March 31, 2024, changes in the Company’s gross-to-net deductions balances were as follows (in thousands):

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2023	$21,072	$84,616	$105,688
Amounts charged against product sales(1)	16,076	19,296	35,372
Payments	(26,979)	(10,999)	(37,978)
Balance as of March 31, 2024	$10,169	$92,913	$103,082
(1)    Amounts charged against product sales include $3.4 million of adjustments made to prior period product sales due primarily to changes in the estimate of product returns.

As of March 31, 2024 and December 31, 2023, $5.4 million and $2.6 million of gross-to-net deductions were included in Accounts receivable, respectively, and $97.7 million and $103.1 million were included in Accrued expenses, respectively.
The Company has an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In November 2023, the Company filed with the Therapeutic Goods Administration (“TGA”) for authorization for its updated vaccine. Based on subsequent communication from the TGA that it will not recommend approval of the filing as submitted and new data and information generated since that filing, the Company is evaluating the regulatory path for approval, including the potential to update the filing with new data and information, and resubmit in the coming months. In March 2024, the Company and Australia agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. Under the Australia APA, Australia is not required to purchase the updated COVID-19 Vaccine doses until the Company receives authorization from TGA. The Company plans to seek an amendment to the Australia APA to address performance obligations and future delivery schedule, which may not be achievable on acceptable terms or at all.
The Company had an APA with the EC acting on behalf of various European Union member states to supply a minimum of 20 million and up to 100 million initial doses of prototype vaccine, with the option for the EC to purchase an additional 100 million doses up to a maximum aggregate of 200 million doses in one or more tranches, through 2023. In January 2023, the Company finalized a revised delivery schedule for the remaining committed doses under the APA that were originally scheduled for delivery during the first and second quarters of 2022. The APA expired in August 2023 and required that any open and outstanding orders from European Union member states be satisfied by February 2024. All outstanding orders were delivered to European Union Member states by February 2024.
The Company has an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if the Company fails to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. The Company does not anticipate achieving regulatory approval of its COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, the Company plans to seek an amendment to the Canada APA to address possible alternatives, which may not be achievable on acceptable terms or at all. As of March 31, 2024, $110.6 million was classified as current Deferred revenue and $477.6 million was classified as non-current Deferred revenue with respect to the Canadian APA in the Company’s consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available.

Grants
The Company’s U.S. government agreement consisted of a Project Agreement (the “Project Agreement”) and a Base Agreement with Advanced Technology International, the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed (the Base Agreement together with the Project Agreement the “USG Agreement”). As of December 31, 2023, the Company recognized the full $1.8 billion funding in revenue.
Royalties and Other
Royalties and other includes royalty milestone payments, sales-based royalties, and Matrix-M™ adjuvant sales.
During the three months ended March 31, 2024, the Company recognized $4.0 million in revenue related to license fees and $7.5 million in revenue related to a Matrix-M™ adjuvant sales. During the three months ended March 31, 2024, the Company did not recognize revenue related to milestone payments.
During the three months ended March 31, 2023, the Company recognized $1.0 million in revenue related to a Matrix-M™ adjuvant sales. During the three months ended March 31, 2023, the Company did not recognize revenue related to license fees or milestone payments.

Note 4 – Collaboration, License, and Supply Agreements
SIIPL
The Company previously granted SIIPL exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its prototype vaccine, its proprietary COVID-19 variant antigen candidate(s), and its CIC vaccine candidate. SIIPL agreed to purchase the Company's Matrix-M™ adjuvant and the Company granted SIIPL a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SIIPL’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SIIPL equally split the revenue from SIIPL’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. The Company also has a supply agreement with SIIPL and SLS under which SIIPL and SLS supply the Company with prototype vaccine, its proprietary COVID-19 variant antigen candidate(s), and its CIC vaccine candidate for commercialization and sale in certain territories, as well as a contract development manufacture agreement with SLS, under which SLS manufactures and supplies finished vaccine product to the Company using antigen drug substance and Matrix-M™ adjuvant supplied by the Company. In March 2020, the Company entered into an agreement with SIIPL that granted SIIPL a non-exclusive license for the use of Matrix-M™ adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M™ adjuvant (“SIIPL R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M™”). In December 2023, R21/Matrix-M™ received prequalification by the World Health Organization (“WHO”). Under the SIIPL R21 Agreement, SIIPL purchases the Company's Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
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
Sanofi
Effective May 10, 2024, the Company entered into the Collaboration and License Agreement with Sanofi pursuant to which Sanofi received:
i)    A co-exclusive license to commercialize with the Company all of the COVID Mono Products,
ii)    A sole license to develop and commercialize combination COVID and influenza Combination Products,
iii)    A non-exclusive license to develop and commercialize Other Combination Products, and
iv)    A non-exclusive license to develop and commercialize Adjuvant Products.
Under the Collaboration and License Agreement, the Company will receive a non-refundable upfront payment of $500 million. In addition, the Company will also be eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, the Company is eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.

Commencing shortly after the Effective Date of the Collaboration and License Agreement, the Company will perform a technology transfer of its manufacturing process for the COVID Mono Products and Matrix-M™ components to Sanofi. Until the successful completion of such transfer, the Company will supply Sanofi with both COVID Mono Products and Matrix-M™ intermediary components for Sanofi’s use and is eligible for reimbursement of such costs from Sanofi. Additionally, Sanofi will reimburse the Company for its research and development and medical affairs costs related to the COVID Mono Products in accordance with agreed upon plans and budgets.
Under the Collaboration and License Agreement, the Company will continue to commercialize the COVID Mono Products in 2024. Beginning in 2025 and continuing during the term of the Collaboration and License Agreement, Sanofi and the Company will commercialize the COVID Mono Products worldwide in accordance with a commercialization plan agreed by the Company and Sanofi, under which the Company will continue to supply its existing APA customers and strategic partners, including Takeda, SK Biosciences, and the Serum Institute of India. Upon completion of the existing advance purchase agreements, Novavax and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction.
Bill & Melinda Gates Medical Research Institute
In May 2023, the Company entered into a three-year agreement with the Bill & Melinda Gates Medical Research Institute to provide the Company’s Matrix-M™ adjuvant for use in preclinical vaccine research.
Other Supply Agreements
In March 2024, the Company, FUJIFILM Diosynth Biotechnologies UK Limited (“FDBK”), FUJIFILM Diosynth Biotechnologies Texas, LLC (“FDBT”) and FUJIFILM Diosynth Biotechnologies USA, Inc. (“FDBU” and together with FDBK and FDBT, “Fujifilm”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) to resolve disputes regarding amounts that Fujifilm claimed were due under a prior Confidential Settlement Agreement and Release effective September 30, 2022 (the “CSAR”) by and between the Company and Fujifilm.
Under the CSAR, the Company agreed to pay up to $185.0 million to Fujifilm in connection with the cancellation of manufacturing activity at FDBT. The final two quarterly installments due to Fujifilm in 2023 under the CSAR, totaling $68.6 million, were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT. In October 2023, the Company sent Fujifilm a notice of breach and refused to pay the final two installments based on its contention that Fujifilm had not used commercially reasonable efforts to mitigate losses and should have offset some portion of the final two payments. In October 2023, Fujifilm filed a demand for arbitration with Judicial Arbitration and Mediation Services (“JAMS”) seeking payment of the full amount (the “Fujifilm Arbitration”).
Pursuant to the Settlement Agreement, in March 2024 the Company paid $42.0 million to Fujifilm, the parties agreed to a mutual release of claims arising from, under or otherwise in connection with the CSAR, and Fujifilm agreed to dismiss the Fujifilm Arbitration. This payment is less than amounts previously accrued for and reflected in Research and development expense, and accordingly, the Company recorded a benefit of $26.6 million as Research and development expense during the three months ended March 31, 2024 upon the execution of the Settlement Agreement.
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

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$480,586	$568,505
Restricted cash, current	10,455	10,424
Restricted cash, non-current(1)	4,895	4,881
Cash, cash equivalents, and restricted cash	$495,936	$583,810
(1)Classified as Other non-current assets as of March 31, 2024 and December 31, 2023, on the consolidated balance sheets.
Note 6 – Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at March 31, 2024			Fair Value at December 31, 2023
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$118,470	$—	$—	$171,824	$—	$—
Government-backed securities(1)	—	200,000	—	—	200,000	—
Treasury securities(1)	—	46,875	—	—	45,622	—
Corporate debt securities(1)	—	61,428	—	—	—	—
Total cash equivalents	$118,470	$308,303	$—	$171,824	$245,622	$—
Liabilities
5.00% Convertible notes due 2027	$—	$109,088	$—	$—	$100,909	$—
(1)All investments are classified as Cash and cash equivalents as of March 31, 2024 and December 31, 2023, on the consolidated balance sheets.
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
During the three months ended March 31, 2024 and 2023, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 7 – Inventory
Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$5,295	$6,614
Semi-finished goods	8,984	7,392
Finished goods	1,499	27,690
Total inventory	$15,778	$41,696
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. For the three months ended March 31, 2024, inventory write-downs were $8.8 million. For the three months ended March 31, 2023, inventory write-downs were $12.5 million and losses on firm purchase commitments were $7.7 million. In addition, for the three months ended March 31, 2023 the Company recorded recoveries on firm purchase commitments of $0.8 million related primarily to negotiated reductions to previously recognized firm purchase commitments.
Note 8 – Goodwill
The Company has one reporting unit, which has a negative carrying amount as of March 31, 2024 and December 31, 2023. The change in the carrying amounts of goodwill for the three months ended March 31, 2024 was as follows (in thousands):

Amount
Balance at December 31, 2023	$127,454
Currency translation adjustments	(4,275)
Balance at March 31, 2024	$123,179
Note 9 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs	(6,818)	(7,234)
Total convertible notes payable	$168,432	$168,016
The effective interest rate of the 2027 Convertible notes is 6.2%. During the three months ended March 31, 2023, the Company repaid the outstanding principal amount of $325.0 million on its 3.75% Convertible notes due in 2023, together with accrued but unpaid interest on the maturity date.
The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Coupon interest	$2,192	$3,206
Amortization of debt issuance costs	416	510
Total interest expense on convertible notes payable	$2,608	$3,716
Note 10 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”). During the three months ended March 31, 2024, there were no sales recorded under the August 2023 Sales Agreement. As of March 31, 2024, the remaining balance available under the August 2023 Sales Agreement was approximately $242 million.
During the three months ended March 31, 2023, there were no sales recorded under the June 2021 Sales Agreement.
Note 11 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the granting of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of March 31, 2024, there were 0.2 million shares available for issuance under the 2023 Inducement Plan.

The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 21.0 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 30, 2033. As of March 31, 2024, there were 2.6 million shares available for issuance under the 2015 Plan.
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
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$594	$519
Research and development	5,505	13,858
Selling, general, and administrative	5,457	14,270
Total stock-based compensation expense	$11,556	$28,647
During the three months ended March 31, 2024, and March 31, 2023, there was no stock-based compensation capitalized in inventory.
As of March 31, 2024, there was approximately $87 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately two years and will be allocated between cost of sales, research and development, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on March 31, 2024. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the three months ended March 31, 2024 and 2023 was approximately $4.5 million and $1.5 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan, 2015 Plan, and 2005

Plan for the three months ended March 31, 2024:

	2023 Inducement Plan		2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	422,800	$10.67	4,787,042	$38.10	58,275	$119.79
Granted	—	—	594,367	5.39	—	—
Exercised	—	—	(142)	5.22	—	—
Canceled	—	—	(284,823)	37.60	(57,569)	120.01
Outstanding at March 31, 2024	422,800	$10.67	5,096,444	$34.31	706	$102.11
Shares exercisable at March 31, 2024	101,762	$11.08	3,411,898	$41.21	706	$102.11
The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Weighted average Black-Scholes fair value of stock options granted	$4.34	$7.19
Risk-free interest rate	4.3%	3.6%-4.0%
Dividend yield	—%	—%
Volatility	114.3%-121.1%	127.7%-140.3%
Expected term (in years)	3.9-4.4	3.9-5.1
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of March 31, 2024 was less than $0.1 million and 7.1 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of March 31, 2024 was less than $0.1 million and 6.0 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the three months ended March 31, 2024:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2023	363,990	$10.66	3,714,870	$19.43
Granted	—	—	4,358,623	5.38
Vested	(102,797)	10.96	(778,278)	23.96
Forfeited	—	—	(359,910)	20.66
Outstanding and unvested at March 31, 2024	261,193	$10.55	6,935,305	$10.03
Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorized an aggregate of 1.2 million shares of common stock to be purchased, and the aggregate number of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 1.6 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of March 31, 2024, there were 0.2 million shares available for issuance under the ESPP.
Note 12 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of objective evidence evaluated by the Company were the cumulative loss incurred over the three-year period ended March 31, 2024 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of March 31, 2024, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income. As of March 31, 2024, the Company has $2.4 billion of U.S. Federal NOLs carryforward, and all but $11.3 million are subject to limitation in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), which limits allowable NOL deductions to 80% of federal taxable income.
For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $2.3 million and $1.2 million of federal, state, and foreign income tax expense, respectively.
Note 13 – Commitments and Contingencies
Legal Matters
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture prototype vaccine on a commercial scale and to secure the prototype vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses. On March 16, 2023, the plaintiffs filed a motion for class certification and to appoint class representatives and counsel. The Company filed its opposition to the plaintiffs’ motion on September 22, 2023. On December 4, 2023, the parties agreed to a binding settlement in principle (the “Proposed Settlement”) to fully resolve the surviving claims in the Sinnathurai Action. Under the Proposed Settlement’s terms, the Company agreed to pay $47 million into a settlement fund, which will be funded by the Company’s directors and officers’ liability insurance and paid to members of a putative settlement class. On January 12, 2024, after the parties negotiated and executed a written agreement governing the Proposed Settlement, plaintiffs filed an unopposed motion for the Proposed Settlement’s preliminary approval. On January 23, 2024, the Maryland Court granted the motion for preliminary approval and, as requested by the parties, preliminarily certified, for the purposes of settlement only, the settlement class. The court also scheduled a settlement hearing to consider final approval of the settlement for May 23, 2024. Ahead of the May 23 settlement hearing, on April 11, 2024, Plaintiffs filed a motion seeking the Maryland Court’s final approval of the settlement. The Company determined that the settlement is probable and the insurance funding is realizable and, as such, recorded the $47 million estimated settlement liability within Accrued expenses and the $47 million estimated insurance recovery within Prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2023 and March 31, 2024.

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
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order, and, on April 15, 2024, the court entered a further order extending the stay by an additional month, and, on April 15, 2024, the court entered a further order extending the stay by an additional month. This includes staying the deadline for the individual defendants to respond to the consolidated amended complaint.
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
On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. The stipulation entered by the court instructs the parties to discuss whether the stay should be further extended in light of the then-current status of the SLC’s investigation. On May 3, 2024, the plaintiffs filed a consolidated complaint. The parties are discussing whether to extend defendants' deadline to respond to the consolidated complaint through early June.
The financial impact of the above derivative claims is not estimable.
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of prototype vaccine from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contended that, based on its purported termination of the Gavi APA, it was entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which was $696.4 million as of December 31, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims.
On February 16, 2024, the Company entered into a Termination and Settlement Agreement with Gavi (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings, and releasing both parties of all claims arising from, under, or otherwise in connection with the Gavi APA. Pursuant to the Gavi Settlement Agreement, the Company is responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which the Company paid in February 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the second quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries in its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, the Company granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of the Company’s vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and the additional credit of up to $225 million that may be applied for certain qualifying sales. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SIIPL under the SIIPL R21 Agreement (see Note 4), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
On September 30, 2022, the Company and Fujifilm entered into the CSAR regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the Commercial Supply Agreement dated August 20, 2021 (the “CSA”) and the Master Services Agreement dated June 30, 2020 and associated statements of work (the “MSA”) by and between the Company and Fujifilm. The MSA and CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to the Company’s prototype vaccine under the associated statements of work. Pursuant to the CSAR, the Company agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT. Under the CSAR, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld the $34.3 million installment payment due to Fujifilm on September 30, 2023, pending resolution of the issues identified in the notice of breach (see Note 4). On October 30, 2023, FDBT filed a demand for arbitration with JAMS seeking payment of the third quarter installment of the Settlement Payment. An arbitration hearing was scheduled for May 2024. As of December 31, 2023, the remaining payment of $68.6 million was reflected in Accrued expenses. On March 21, 2024, the Company and Fujifilm entered into a Settlement Agreement to resolve disputes regarding amounts that Fujifilm claimed were due under the CSAR. Pursuant to the Settlement Agreement, in March 2024 the Company paid $42.0 million to Fujifilm, the parties agreed to a mutual release of claims arising from, under or otherwise in connection with the CSAR, and Fujifilm agreed to dismiss the Fujifilm Arbitration. This payment is less than amounts previously accrued for and reflected in Research and development expense, and accordingly, the Company recorded a benefit of $26.6 million as Research and development expense in the first quarter of 2024 upon the execution of the Settlement Agreement.
The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.
Note 14 – Restructuring
During the three months ended March 31, 2024, the restructuring charge recorded by the Company comprised (in thousands):

Amount
Severance and employee benefit costs	$4,401
Impairment of assets	1,669
Total Restructuring charge (1)	$6,070
(1)    Restructuring charges of $1.6 million and $4.5 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three months ended March 31, 2024.
During the three months ended March 31, 2023, the Company did not recognize any restructuring charges.
Severance and employee benefit costs
Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination in the three months ended March 31, 2024 and had no requirements for future service. The Company paid a total of $3.9 million for the severance and employee benefit costs during the three months ended March 31, 2024 and the remaining liability of $0.5 million is included in Accrued expenses in the Company’s consolidated balance sheet as of March 31, 2024.
Impairment of assets
In connection with the Restructuring Plan, the Company evaluated its long-lived assets for impairment including certain leased laboratory and office spaces located in Gaithersburg, Maryland. The Company performed an impairment evaluation for the applicable long-lived assets, which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the three months ended March 31, 2024, the Company recorded an impairment charge of $1.7 million related to the impairment of capitalized internal-use software.
Note 15 – Subsequent Events
Effective May 10, 2024, the Company entered into the Collaboration and License Agreement with Sanofi pursuant to which Sanofi received:
i)    A co-exclusive license to commercialize with the Company all of the COVID Mono Products,
ii)    A sole license to develop and commercialize combination COVID and influenza Combination Products,
iii)    A non-exclusive license to develop and commercialize Other Combination Products, and
iv)    A non-exclusive license to develop and commercialize Adjuvant Products.
Under the Collaboration and License Agreement, the Company will receive a non-refundable upfront payment of $500 million. In addition, the Company will also be eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, the Company is eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.
Commencing shortly after the Effective Date of the Collaboration and License Agreement, the Company will perform a technology transfer of its manufacturing process for the COVID Mono Products and Matrix-M™ components to Sanofi. Until the successful completion of such transfer, the Company will supply Sanofi with both COVID Mono Products and Matrix-M™ intermediary components for Sanofi’s use and is eligible for reimbursement of such costs from Sanofi. Additionally, Sanofi will reimburse the Company for its research and development and medical affairs costs related to the COVID Mono Products in accordance with agreed upon plans and budgets.
Under the Collaboration and License Agreement, the Company will continue to commercialize the COVID Mono Products in 2024. Beginning in 2025 and continuing during the term of the Collaboration and License Agreement, Sanofi and the Company will commercialize the COVID Mono Products worldwide in accordance with a commercialization plan agreed by the Company and Sanofi, under which the Company will continue to supply its existing APA customers and strategic partners, including Takeda, SK Biosciences, and the Serum Institute of India. Upon completion of the existing advance purchase agreements, Novavax and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction.
Effective May 10, 2024, the Company also entered into the Subscription Agreement with Sanofi, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6,880,481 shares of the Company’s common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to the Company of $68.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects, including our ability to continue as a going concern through one year from the date of our unaudited financial statements for the period ended March 31, 2024 are issued; our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 program (which currently includes Nuvaxovid™ prototype COVID-19 vaccine ("NVX-CoV2373” or “prototype vaccine”) and Nuvaxovid™ updated COVID-19 vaccine (“NVX-CoV2601” or “updated vaccine”) collectively referred to as our (“COVID-19 Program,” or “COVID-19 Vaccine”)); our cash flow forecast and projected revenue; potential market sizes and demand for our products and product candidates; the efficacy, safety, and intended utilization of our products and product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine, ongoing development of COVID-19 variant strain-containing monovalent or bivalent formulations, including the Phase 2b/3 Hummingbird™ trial, and our COVID-19 Influenza Combination (“CIC”) vaccine candidate and our stand-alone influenza vaccine candidate; efforts to expand the COVID-19 Vaccine label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; our plans regarding APA amendments; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully and timely manufacture, distribute, or market our updated COVID-19 vaccine including as a single dose vial or pre-filled syringe product presentation for the 2024-2025 vaccination season and our ability to receive a Biologics License Application (“BLA”) from the U.S. Food and Drug Administration (“U.S. FDA”) for the 2024-2025 vaccination season; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials; challenges or delays in obtaining regulatory authorization for our product candidates, including our updated COVID-19 vaccine in time for the 2024-2025 vaccination season or for future COVID-19 variant strain changes, our CIC vaccine candidate and our stand-alone influenza vaccine candidate; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. and Serum Life Sciences Limited for co-formulation and filling, and PCI Pharma Services for finishing our COVID-19 vaccine and the impact of any delays or disruptions in their operations on the delivery of customer orders; difficulty obtaining scarce raw materials and supplies; resource constraints, including human capital and manufacturing capacity, constraints on the ability of Novavax to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges in implementing the Restructuring Plan; our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of our updated COVID-19 Vaccine or any COVID-19 variant strain containing formulation; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities including requirements to deliver doses that may require us to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.

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
We previously developed an updated COVID-19 vaccine for the 2023-2024 vaccination season, for which the U.S. FDA granted emergency use authorization (“EUA”) in October 2023 for active immunization to prevent COVID-19. We are in the process of developing an updated COVID-19 vaccine for the 2024-2025 vaccination season and expect our updated COVID-19 vaccine to be available at U.S. pharmacy retailers in September 2024. During the first quarter of 2024, we completed the submission of the BLA for our prototype COVID-19 vaccine with the U.S. FDA. In addition, we aligned with the U.S. FDA on pathway for EUA for our updated COVID-19 vaccine for the 2024-2025 vaccination season.
Outside the U.S., in January 2024, our updated vaccine was granted marketing authorization by the United Kingdom’s (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”). We are committed to meeting the full supply of our key target markets through APAs covering such markets. We continue to work closely with regulatory authorities globally for authorization of our updated vaccine. We previously developed a prototype COVID-19 vaccine, which has received full marketing authorization (“MA”), marketing approval, interim authorization, provisional approval, or conditional marketing authorization (“CMA”), from multiple regulatory authorities in over 40 countries globally. We continue to progress our regulatory authorizations for our prototype vaccine in select territories, as we believe these may facilitate authorization of our vaccine candidates for updated strains in the future.
Additionally, our near-term focus is on developing a CIC vaccine candidate as well as seasonal influenza vaccine candidate, and we are on track to initiate a Phase 3 trial in the second half of 2024 for both vaccines. Furthermore, we provide our Matrix-M™ adjuvant for collaborations, including in R21/Matrix-M™ adjuvant malaria vaccine, which recently received authorization in several countries, as well as other preclinical vaccine research with our Matrix-M™ adjuvant, including through a partnership with the Bill & Melinda Gates Medical Research Institute.
We intend to focus our organization to align our investments and activities with our top priority of delivering our updated COVID-19 vaccine for the 2024-2025 vaccination season. To maximize our opportunities and mitigate the significant risks and uncertainties of the COVID-19 market, we have progressed our cost restructuring measures to reduce spend, extend our cash runway, and operate efficiently to seek the best position for the Company to deliver longer-term growth. We discuss these cost restructuring strategies in greater detail in Note 2 to our consolidated financial statements.

Technology Overview
We believe our recombinant nanoparticle vaccine technology, together with our proprietary Matrix-M™ adjuvant, is well suited for the development and commercialization of vaccine candidates targeting a broad scope of respiratory and other endemic and emerging infectious diseases.
Recombinant Nanoparticle Vaccine Technology
Once a target of interest has been identified, the genetic sequence encoding an antigen is selected for developing the vaccine construct. The genetic sequence may be optimized to enhance protein stability or confer resistance to degradation. This genetic construct is inserted into the baculovirus Spodoptera frugiperda (“Sf-/BV”) insect cell-expression system, which enables efficient, large-scale expression of the optimized protein. The Sf-/BV system produces protein-based antigens that are properly folded and modified, which can be critical for functional, protective immunity. Protein antigens are purified and organized around a polysorbate-based nanoparticle core in a configuration that resembles their native presentation. This results in a highly immunogenic nanoparticle that is ready to be formulated with Matrix-M™ adjuvant.
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
We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M™ adjuvant, a malaria vaccine candidate created by the Jenner Institute, University of Oxford. The R21/Matrix-M™ adjuvant vaccine has been licensed to Serum Institute of India Pvt. Ltd. (“SIIPL”) for commercialization and in December 2023 received prequalification by the World Health Organization (“WHO”), along with authorizations received earlier in the year in Burkino Faso, Ghana, and Nigeria. Additionally, in May 2023, we entered into a three-year agreement with the Bill & Melinda Gates Medical Research Institute to provide our Matrix-M™ adjuvant for use in preclinical vaccine research. In June 2023, we signed a material transfer agreement with SK bioscience Co., Ltd. (“SK”) for use of our Matrix-M™ adjuvant in preclinical vaccine experiments for shingles, influenza, and pan-COVID-19. Our adjuvant technology is also being used by commercial partners as a key component in veterinary vaccines against equine influenza and Strangles, as well as the manufacture of black-widow anti-venom.
COVID-19 Vaccine Regulatory and Licensure

We continue to receive authorizations for our updated vaccine developed for the 2023-2024 COVID-19 vaccination season in accordance with the updated strain protocol guidance. We are also continuing to progress our regulatory authorizations for our prototype vaccine in select territories, as we believe these may facilitate authorization of our vaccine candidates for updated strains in the future. Additionally, we continue to progress our regulatory authorizations for our updated vaccine and plan to continue to do so for subsequent future variant strains for each annual respiratory season, including the upcoming 2024-2025 vaccination season.
Within the U.S. market, our updated vaccine received EUA in October 2023 from the U.S. FDA to prevent COVID-19 in individuals aged 12 and older and is marketed in the U.S. under the name Novavax COVID-19 Vaccine, Adjuvanted (2023-2024 Formula). The formulation for our updated vaccine aligns with global harmonized guidance from the U.S. FDA, the European Medicines Agency (“EMA”), and WHO recommendations for the 2023-2024 vaccination season.
Outside the U.S. market, we continue to progress regulatory authorizations for our updated vaccine globally. In January 2024, we were granted marketing authorization by the UK MHRA for our updated vaccine, marketed under the name Nuvaxovid™ XBB.1.5 Vaccine, in individuals aged 12 and older.

We have previously received authorizations for our prototype COVID-19 vaccine in over 40 countries globally, including from major regulatory agencies such as the U.S. FDA, WHO, EMA, and MHRA. To date, we have received full MA, approval, interim authorization, provisional approval, CMA, and EUA for the adult population, aged 18 and older, the adolescent population, aged 12 to 17 years, and the pediatric population, aged 7 to 11 years in select territories. The regulatory authorizations for our prototype vaccine include primary series and both homologous and heterologous booster indications within specific countries. For the territories in which our vaccine has received regulatory authorizations, our prototype vaccine is marketed under the names (i) Nuvaxovid™ (SARS-CoV-2 rS Recombinant, adjuvanted), (ii) Covovax™ (manufacturing and commercialization by SIIPL), or (iii) Novavax COVID-19 Vaccine, Adjuvanted.
We are working to continue to expand our label for primary and re-vaccination in younger children, and to achieve supportive policy recommendations enabling broad market access. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate global access to our COVID-19 vaccine.

Product Pipeline
Our clinical pipeline encompasses vaccine candidates for infectious diseases, with our COVID-19 prototype vaccine (NVX-CoV2373) and our COVID-19 updated vaccine (NVX-CoV2601), as our lead products. Our updated vaccine has received authorization from the U.S. FDA, the EC, the WHO, and several other countries globally. Beyond our COVID-19 vaccine, our clinical pipeline includes a CIC vaccine candidate, and a seasonal influenza vaccine candidate in addition to our Matrix-M™ adjuvant being used for collaboration in R21/Matrix-M™ adjuvant malaria vaccine.
Novavax continues to optimize preclinical candidates, including a new approach to H5N1 pandemic bird flu vaccination, and expand our core technology for novel applications including mucosal vaccination and high-density nanoparticles.
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
Phase 3 Strain-Change and Re-vaccination Studies
Study 311 Part 2: In August 2023, we announced primary endpoint topline results demonstrating immunologic superiority of our bivalent prototype and Omicron BA.5 vaccine compared to our prototype vaccine (NVX-CoV2373) for Omicron BA.5 specific responses. This study was designed to support our 2023-2024 strain change for our updated vaccine (NVX-CoV2601). In March 2024, interim results of this study were published in The Lancet.
Study 313: In November 2023, we fully enrolled 338 adults aged 18 and older and in Part 2 of the study we will evaluate the immunogenicity of our updated vaccine (NVX-CoV2601) in previously unvaccinated individuals. Topline results are expected by the second quarter of 2024. Data from Study 313 are intended to support BLA supplements and similar regulatory submissions in other territories for future variant strain formulations.
Phase 2b/3 Pediatric Hummingbird™ Study
In August 2023, we announced topline results from our Phase 2b/3 Hummingbird™ trial that met its primary endpoints in children aged 6 through 11 years demonstrating both tolerability and immunologic responses. This ongoing trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of our prototype vaccine (NVX-CoV2373), followed by a booster 6 months after the primary vaccination series. The trial includes three age de-escalation cohorts of 1,200 children each. Cohorts aged 2 through 5 years and 6 to 23 months are fully enrolled. In consultation with regulatory bodies, the filing strategy includes filing a supplemental BLA for these cohorts once the initial BLA is approved. Therefore, we do not anticipate authorization for these age groups for the 2024-2025 vaccination season.
COVID-Influenza Combination and Stand-alone Influenza Program
For our CIC vaccine, we have previously received agreement with the U.S. FDA on a Phase 3 design, study endpoints, trivalent comparators, and size of licensure enabling safety database. We have recently decided to modify the study to focus on individuals at higher risk by enrolling adults aged 60 years and older and to include a stand-alone influenza vaccine comparative component. We remain on track to submit an investigational new drug application, inclusive of this new study design and initiate the study in the second half of 2024, with potential accelerated approval and launch of the CIC vaccine in the fall of 2026.
While our focus remains on the combination product, our development plans will maintain optionality to advance our stand-alone influenza vaccine, as described above, creating a pathway to potentially seek licensure. For our stand-alone influenza vaccine, we have generated positive data through our previous Phase 2 trial. We expect to confirm and expand on these findings in the planned Phase 3 trial. We continue to believe this asset may also be attractive from a pandemic preparedness perspective and that similar performance in terms of comparative immunogenicity may be expected for A/H5N1 pandemic strains.
High-dose COVID-19 Vaccine Study
Study 205: In October 2023, we completed enrollment in a Phase 2 trial to evaluate our high-dose COVID-19 vaccine for annual vaccination in 994 adults ages 50 years and older. The trial will compare immunogenicity levels of 5 micrograms of our prototype vaccine (NVX-CoV2373) against 5 micrograms, 35 micrograms, and 50 micrograms of our updated vaccine (NVX-CoV2601) that are matched with different levels of adjuvant. Data from this trial is intended to potentially support further development of a higher-dose formulation for older adults, similar to that of influenza vaccines. Analysis of the complete dataset is ongoing to determine the utility of pursuing a high dose formulation.
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
In December 2023, the WHO announced it prequalified the R21/Matrix-M™ adjuvant malaria vaccine to prevent malaria disease in children caused by the P. falciparum parasite in endemic areas. Prequalification status enables United Nations agencies to procure the vaccine for eligible countries and will enable rollout of the vaccine in mid-2024. The WHO recommended that the R21/Matrix-M™ adjuvant malaria vaccine be administered in a four-dose schedule beginning at five months of age. Previously, R21/Matrix-M™ adjuvant malaria vaccine received authorization in Burkina Faso, Ghana and Nigeria.

Business Highlights
First Quarter 2024 and Recent Highlights
We and Sanofi Pasteur Inc. (“Sanofi”) announced that we entered into a co-exclusive licensing agreement. The terms of the agreement include: a co-exclusive license to co-commercialize our current stand-alone adjuvanted COVID-19 vaccine worldwide (except in countries with existing APAs and in India, Japan and South Korea where we have existing partnership agreements); a sole license to our adjuvanted COVID-19 vaccine for use in combination with Sanofi’s influenza vaccines while we retain the right to and is developing its own COVID-19-Influenza Combination vaccine candidate; a non-exclusive license to use our adjuvanted COVID-19 vaccine for use in combination with non-influenza vaccines; and a non-exclusive license to use the Matrix-M™ adjuvant in vaccine products. In addition, Sanofi will take a minority (<5%) equity investment in our Company.
First Quarter 2024 and Recent Highlights
U.S. Market:
•Updated our protein-based non-mRNA COVID-19 vaccine to JN.1 with anticipated pre-filled syringe presentation.
•Completed the submission of the BLA for Novavax's COVID-19 vaccine with the U.S. FDA.
•Aligned with the U.S. FDA on pathway for EUA for updated COVID-19 vaccine for the 2024-2025 vaccination season, with the intent of facilitating product availability at the beginning of the season.
•Advanced retail pharmacy contract negotiations for the 2024-2025 vaccination season.
Global Markets:
•Delivered doses of Nuvaxovid™ XBB.1.5 vaccine to Europe and for distribution by the Taiwan Centers for Disease Control.
•Received marketing authorization from the UK’s MHRA for Nuvaxovid™ XBB.1.5 in individuals aged 12 and older in January and progressed preparations for participation in the UK spring campaign for private healthcare providers.
•Granted full approval from Singapore’s Health Sciences Authority for Nuvaxovid™ XBB.1.5 for active immunization to prevent COVID-19 in individuals aged 12 and older.
Clinical development and technology platform updates:
•Made strategic decision to add a stand-alone influenza vaccine comparative component and to focus on individuals at higher risk by enrolling adults aged 60 and older for both the stand-alone influenza and CIC arms of the trial.
•On track to submit an investigational new drug application and initiate the pivotal Phase 3 trial for both CIC and stand-alone influenza vaccine candidates in the second half of 2024, with potential for accelerated approval and launch in 2026.
•Continued to optimize preclinical candidates, including a new approach to H5N1 pandemic bird flu vaccination, and expanded our core technology for novel applications including mucosal vaccination and high-density nanoparticles.
We are on track with our global restructuring and cost reduction plan, as we continue to transform the Company into a more lean and agile organization, with an approximately 50% reduction to combined research and development and Selling, general, and administrative expenses in the first quarter of 2024, compared to 2023.
Sales of Common Stock
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our then-existing At Market Issuance Sales agreement entered in June 2021 (the "June 2021 Sales Agreement"). There were no sales recorded under the August 2023 Sales Agreement during the three months ended March 31, 2024. As of March 31, 2024, the remaining balance available under the August 2023 Sales Agreement was approximately $242 million. There were no sales recorded under the June 2021 Sales Agreement during the three months ended March 31, 2023.

Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements (unaudited) and the accompanying notes, which have been prepared in accordance with generally accepted accounting principles in the United States.
The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies and estimates are included under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.
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
Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	Change
Revenue (in thousands):
Product sales	$82,324	$(7,457)	$89,781
Grants	—	87,379	(87,379)
Royalties and other	11,531	1,029	10,502
Total revenue	$93,855	$80,951	$12,904
Revenue for the three months ended March 31, 2024 was $93.9 million as compared to $81.0 million for the same period in 2023, an increase of $12.9 million. Revenue for the three months ended March 31, 2024 was primarily comprised of revenue from product sales of COVID-19 Vaccine. Revenue for the three months ended March 31, 2023 was primarily comprised of services performed under our U.S. government agreement with Advanced Technology International (“USG Agreement”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed. The increase in revenue is due to an increase in the quantity of dose sales of COVID-19 Vaccine, sales-based royalties, and Matrix-M™ adjuvant sales during the three months ended March 31, 2024, partially offset by a decrease in revenue under the USG Agreement.
Product sales
Product sales for the three months ended March 31, 2024 were $82.3 million as compared to $(7.5) million during the three months ended March 31, 2023. Our product sales related to revenue from commercial sales of COVID-19 Vaccine, which commenced in 2022. Product sales in the three months ended March 31, 2023, included a credit of $64.7 million for certain doses delivered in 2022 that qualified for replacement. The credit is the result of a single lot sold to the Australian government that upon pre-planned 6-month stability testing was found to have fallen below the defined specifications and the lot was therefore removed from the market.
The geographic distribution of product sales was as follows:

	Three Months Ended March 31,
	2024	2023	Change
North America	$(6,361)	$—	$(6,361)
Europe	90,416	57,267	33,149
Rest of the world	(1,731)	(64,724)	62,993
Total product sales	$82,324	$(7,457)	$89,781
During the three months ended March 31, 2024, product sales in North America includes $6.4 million of gross-to-net deductions in excess of the wholesaler acquisition costs (“WAC”), primarily due to wholesale distributor fees for shipments expected to be returned and adjustments made to estimated returns of prior period product sales. Product sales for the rest of the world includes a $3.6 million reduction to revenue recognized in prior periods due to the Gavi Settlement Agreement (see Note 3 to our consolidated financial statements).
Grants
We did not have any Grant revenue during the three months ended March 31, 2024, as compared to $87.4 million during the same period in 2023, a decrease of $87.4 million. Grant revenue comprised revenue for services performed under our USG Agreement. As of December 31, 2023, we had recognized the full contract funding under the USG Agreement in revenue.
Royalties and other
Royalties and other includes royalty milestone payments, sales-based royalties, and Matrix-M™ adjuvant sales. Royalties and other revenue during the three months ended March 31, 2024 was $11.5 million as compared to $1.0 million during the same period in 2023, an increase of $10.5 million. The increase was primarily due to $4.0 million in revenue related to license fees and $7.5 million in revenue related to a Matrix-M™ adjuvant sales.
Expenses

	Three Months Ended March 31,
	2024	2023	Change
Expenses (in thousands):
Cost of sales	$59,209	$34,086	$25,123
Research and development	92,679	247,101	(154,422)
Selling, general, and administrative	86,798	112,532	(25,734)
Total expenses	$238,686	$393,719	$(155,033)
Cost of Sales
Cost of sales was $59.2 million for the three months ended March 31, 2024, including expenses of $8.8 million related to excess, obsolete, or expired inventory, and $6.0 million related to unutilized manufacturing capacity. Cost of sales was $34.1 million for the three months ended March 31, 2023, including expense of $19.4 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments, partially offset by negotiated reductions to certain previously recognized firm purchase commitments, and $4.6 million related to unutilized manufacturing capacity. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. If inventory sold for the three months ended March 31, 2024 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $60.8 million, an adjustment of $1.6 million as compared to cost of sales recognized. If inventory sold for the three months ended March 31, 2023 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $49.1 million, an adjustment of $15.0 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses were $92.7 million for the three months ended March 31, 2024 as compared to $247.1 million for the three months ended March 31, 2023, a decrease of $154.4 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, as summarized in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Coronavirus vaccines	$26,061	$140,014
Other vaccine development programs	336	1,957
Total direct external research and development expense	26,397	141,971
Employee expenses	37,953	53,413
Stock-based compensation expense	5,505	13,858
Facility expenses	11,797	19,402
Other expenses	11,027	18,457
Total research and development expenses	$92,679	$247,101
Research and development expenses for coronavirus vaccines for the three months ended March 31, 2024 and 2023 decreased from $140.0 million to $26.1 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including embedded lease costs, under manufacturing supply agreements with Contract Manufacturing Organizations (“CMOs”) and contract manufacturing and development organizations (“CDMOs”). The decrease was also due to a benefit of $26.6 million for the three months ended March 31, 2024 resulting from the Confidential Settlement Agreement and Release agreement executed with Fujifilm resulting in a reduction to previously recorded expense (see Note 4 to our consolidated financial statements).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $86.8 million for the three months ended March 31, 2024 as compared to $112.5 million for the same period in 2023, a decrease of $25.7 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend.
For the remainder of 2024, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan announced during the three months ended March 31, 2024.
Other Income (Expense)

	Three Months Ended March 31,
	2024	2023	Change
Other income (expense):
Interest expense	$(4,111)	$(4,316)	$205
Other income	3,654	24,362	(20,708)
Total other income (expense), net	$(457)	$20,046	$(20,503)
Total other expense, net was $0.5 million for the three months ended March 31, 2024 as compared to a total other income, net of $20.0 million for the same period in 2023. The decrease in other income, net is due to the unfavorable impact in 2024 as compared to 2023 of exchange rates on foreign currency denominated balances, including an intercompany loan with Novavax CZ.

Income Tax Expense
During the three months ended March 31, 2024, we recognized an income tax expense of $2.3 million related to foreign income taxes. During the three months ended March 31, 2023, we recognized an income tax expense of $1.2 million related to federal, state, and foreign income taxes.
Net Income (Loss)

	Three Months Ended March 31,
	2024	2023	Change
Net Loss (in thousands, except per share information):
Net loss	$(147,550)	$(293,905)	$146,355
Net loss per share, basic and diluted	$(1.05)	$(3.41)	$2.36
Weighted average shares outstanding, basic and diluted	139,916	86,158	53,758
Net loss for the three months ended March 31, 2024 was $147.6 million, or $1.05 per share, as compared to net loss of $293.9 million, or $3.41 per share, for the same period in 2023. The decrease in net loss during the three months ended March 31, 2024, was primarily due to a decrease in research and development expenses.
The increase in weighted average shares outstanding for the three months ended March 31, 2024 was primarily a result of sales of our common stock.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our product sales, milestone payments, royalties and reimbursements under licensing arrangements with our strategic partners; our projected activities related to the development and commercial support of our COVID-19 Vaccine and our CIC vaccine candidate, including significant commitments under various clinical research organizations, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our potential combination vaccines candidates, which are in various stages of development.
Effective May 10, 2024, we entered into a collaboration and license agreement (the “Collaboration and License Agreement”) with Sanofi pursuant to which Sanofi received:
i)    A co-exclusive license to commercialize with us all of our current stand-alone COVID-19 vaccine products, including the our Nuvaxovid™ prototype COVID-19 vaccine and Nuvaxovid™ updated COVID-19 vaccine, and updated versions that address seasonal variants throughout the world (“COVID Mono Products”),
ii)    A sole license to develop and commercialize combination products containing a potential combination of our COVID-19 vaccine and Sanofi’s seasonal influenza vaccine (“COVID and influenza Combination Products” or “CIC Products”),
iii)    A non-exclusive license to develop and commercialize combination products containing both our COVID-19 vaccine and one or more non-influenza vaccines (“Other Combination Products” and together with the COVID Mono Products, CIC Products, and Other Combination Products (“Licensed COVID-19 Products”)), and
iv)    A non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include our Matrix-M™ adjuvant (as described below, the “Adjuvant Products”).
Under the Collaboration and License Agreement, we will receive a non-refundable upfront payment of $500 million. In addition, we will also be eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.

Commencing shortly after the Effective Date of the Collaboration and License Agreement, we will perform a technology transfer of our manufacturing process for the COVID Mono Products and Matrix-M™ components to Sanofi. Until the successful completion of such transfer, we will supply Sanofi with both COVID Mono Products and Matrix-M™ intermediary components for Sanofi’s use and are eligible for reimbursement of such costs from Sanofi. Additionally, Sanofi will reimburse us for our research and development and medical affairs costs related to the COVID Mono Products in accordance with agreed upon plans and budgets.
Under the Collaboration and License Agreement, we will continue to commercialize the COVID Mono Products in 2024. Beginning in 2025 and continuing during the term of the Collaboration and License Agreement, Sanofi and we will commercialize the COVID Mono Products worldwide in accordance with a commercialization plan agreed by us and Sanofi, under which we will continue to supply our existing APA customers and strategic partners, including Takeda, SK Biosciences, and the Serum Institute of India. Upon completion of the existing advance purchase agreements, we and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction.
Effective May 10, 2024, we also entered into a securities subscription agreement (the “Subscription Agreement”) with Sanofi, pursuant to which we sold and issued to Sanofi, in a private placement, 6,880,481 shares of our common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to us of $68.8 million.
We have entered into supply agreements, sometimes referred to as APAs, with the EC and various countries globally. We also have license agreements. As of March 31, 2024, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the licensing agreements, was approximately $2 billion, of which $1.1 billion is included in Deferred revenue on our consolidated balance sheet. Failure to timely meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under our APAs may require us to refund portions of upfront or other payments or result in reduced future payments, which could adversely impact our ability to realize revenue from our unsatisfied performance obligations. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones.
On October 3, 2023, our updated vaccine received EUA from the U.S. FDA for active immunization to prevent COVID-19 in individuals aged 12 and older. Immediately upon authorization, our updated vaccine has also been included in the recommendations issued by the CDC in September 2023. Doses became available within the U.S. at many major pharmacy retailers, following the Center for Biologics Evaluation and Research release of vaccine batches. We have established reserves for gross-to-net deductions for amounts that we expect to return to our customers. As of March 31, 2024, gross-to-net reserve balances were $92.9 million related to product returns and $10.2 million related to wholesale distributor fees, discounts, and chargebacks, of which $5.4 million was included in Accounts receivable and $97.7 million was included in Accrued expenses on our consolidated balance sheet.
Pursuant to the Settlement Agreement with Fujifilm (see Note 4 to our consolidated financial statements), in March 2024 we paid $42.0 million to Fujifilm, the parties agreed to a mutual release of claims arising from, under or otherwise in connection with the prior confidential settlement agreement and release effective September 30, 2022, and Fujifilm agreed to dismiss its demand for arbitration with the Judicial Arbitration and Mediation Services (“JAMS”). This payment is less than amounts previously recognized as embedded lease expense and reflected in Research and development expenses from Fujifilm manufacturing activity and accordingly, during the three ended March 31, 2024, we recorded a benefit of $26.6 million as Research and development expenses.
We have an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In November 2023, we filed with the Therapeutic Goods Administration (“TGA”) for authorization for our updated vaccine. Based on subsequent communication from the TGA that it will not recommend approval of the filing as submitted and new data and information generated since that filing, we are evaluating the regulatory path for approval, including the potential to withdraw the filing, update with new data and information, and resubmit in the coming months. In March 2024, we and Australian agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. Australia is not required to purchase the updated COVID-19 Vaccine doses until we receive authorization from TGA. We plan to seek an amendment to the Australia APA to address performance obligations and future delivery schedule, which may not be achievable on acceptable terms or at all.

We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. We do not anticipate achieving regulatory approval of our COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, we plan to seek an amendment to the Canada APA to address possible alternatives, which may not be achievable on acceptable terms or at all. As of March 31, 2024, $110.6 million was classified as current Deferred revenue and $477.6 million was classified as non-current Deferred revenue with respect to the Canadian APA in our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available.
In September 2022, we entered into an Amended and Restated SARS-CoV-2 Vaccine Supply Agreement (the “Amended and Restated UK Supply Agreement”) with The Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), which amended and restated in its entirety the SARS-CoV-2 Vaccine Supply Agreement, dated October 22, 2020, between the parties (the “Original UK Supply Agreement”). Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of our prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, our timely achievement of supportive recommendations from the Joint Committee on Vaccination and Immunisation (“JCVI”) that is approved by the UK Secretary of State for Health. If the Authority did not purchase the Conditional Doses or the number of such Conditional Doses was reduced below 15 million doses of our prototype vaccine, we would have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024.
As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to our prototype vaccine, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses are contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the $112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero. As of May 2024, we are in discussions with the Authority regarding the treatment of the remaining upfront amount previously received of $112.5 million, which is reflected in Other current liabilities on our consolidated balance sheet.
We entered into an APA with the Vaccine Alliance (“Gavi”) in May 2021 (the “Gavi APA”), pursuant to which we received upfront payments of $700 million from Gavi (the “Advance Payment Amount”) to be applied against purchases of our prototype vaccine by certain countries participating in the COVAX Facility. As of December 31, 2023, the remaining Gavi Advance Payment Amount was $696.4 million. On February 16, 2024, we and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings, and releasing both parties of all claims arising from, under, or otherwise in connection with the Gavi APA. Pursuant to the Gavi Settlement Agreement, we are responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which we paid in February 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the second quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of our vaccines funded by Gavi for supply to certain low-income and lower-middle income countries. We have the right to price the vaccines offered to such low-income and lower-middle income countries in our discretion, and, when utilized by Gavi, we will credit the actual price per vaccine paid against the applicable credit. We intend to price vaccines offered via the tender process, consistent with our shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, we granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of our vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and the additional credit of up to $225 million that may be applied for certain qualifying sales.
We recorded the $3.6 million difference between the refund liability recorded as of December 31, 2023 of $696.4 million and the $700 million of total consideration under the arrangement as a revenue adjustment during the three months ended March 31, 2024. As of March 31, 2024, the remaining amounts included on our consolidated balance sheet are classified as $225 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80 million in Other current liabilities, and $320 million in Other non-current liabilities. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SIIPL under the SIIPL R21 Agreement (see Note 4 to our consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
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
We continue to assess our manufacturing needs and modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, and in doing so recognize that significant costs may be incurred. For the 2023-2024 vaccination season, we have depended exclusively on SIIPL and SLS for co-formulation and filling (other than in Europe), and PCI Pharma Services for finishing COVID-19 Vaccine in Europe. For the 2024-2025 vaccination season, we are seeking to expand our supply chain network and introduce new single-dose vial or pre-filled syringe product presentations in certain markets. Any delays or disruptions in these suppliers’ operations could prevent or delay the delivery of customer orders.
As of March 31, 2024, we had $495.9 million in cash and cash equivalents and restricted cash as compared to $583.8 million as of December 31, 2023.
We funded our operations for the three months ended March 31, 2024 primarily with cash and cash equivalents, upfront payments under APAs, revenue from product sales, and royalties under licensing arrangements with our strategic partners. In May 2023, we announced our plan to restructure our global footprint to reduce our planned expenditures and in January 2024, we announced further reductions in our global workforce. We anticipate our future operations to be funded primarily by milestone payments, royalties and reimbursements under our Collaboration and License Agreement and equity investment under the Subscription Agreement with Sanofi, revenue from product sales, our cash and cash equivalents, and other potential funding sources including equity financings, which may include at the market offerings under our August 2023 Sales Agreement, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(83,555)	$(325,593)	$242,038
Investing activities	(7,250)	(23,558)	16,308
Financing activities	5,886	(354,379)	360,265
Effect on exchange rate on cash, cash equivalents, and restricted cash	(2,955)	(8,372)	5,417
Net decrease in cash, cash equivalents, and restricted cash	(87,874)	(711,902)	624,028
Cash, cash equivalents, and restricted cash at beginning of period	583,810	1,348,845	(765,035)
Cash, cash equivalents, and restricted cash at end of period	$495,936	$636,943	$(141,007)
Net cash used in operating activities was $83.6 million for the three months ended March 31, 2024, as compared to

$325.6 million for the same period in 2023. The decrease in cash used in operating activities is primarily due to an increase in amounts received under our APAs and an overall decrease in operating expenses period over period, partially offset by the timing of payments to vendors.

Net cash used in investing activities was $7.3 million for the three months ended March 31, 2024, as compared to $23.6 million for the same period in 2023. The decrease in cash used in investing activities is primarily due to lower expenditures on equipment and leasehold improvements.
Net cash provided by financing activities was $5.9 million for the three months ended March 31, 2024, as compared to net cash used in financing activities of $354.4 million for the same period in 2023. The decrease in cash used in financing activities is primarily due to the $325 million repayment of our 3.75% Convertible notes and finance lease payments during 2023.
Going Concern
As described in Note 2 to our consolidated financial statements, conditions or events existed that raised substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements were issued. However, management’s plans, including specifically the execution of the Collaboration and License Agreement and Subscription Agreement with Sanofi effective May 10, 2024, which will result in cash proceeds to us of $568.8 million during the second quarter of 2024, has alleviated the substantial doubt regarding our ability to continuing as a going concern for the one-year period from the date these the financial statements were issued.
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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $54.1 million as of March 31, 2024.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture prototype vaccine on a commercial scale and to secure the prototype vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses. On March 16, 2023, the plaintiffs filed a motion for class certification and to appoint class representatives and counsel. The Company filed its opposition to the plaintiffs’ motion on September 22, 2023. On December 4, 2023, the parties agreed to a binding settlement in principle (the “Proposed Settlement”) to fully resolve the surviving claims in the Sinnathurai Action. Under the Proposed Settlement’s terms, the Company agreed to pay $47 million into a settlement fund, which will be funded by the Company’s directors and officers’ liability insurance and paid to members of a putative settlement class. On January 12, 2024, after the parties negotiated and executed a written agreement governing the Proposed Settlement, plaintiffs filed an unopposed motion for the Proposed Settlement’s preliminary approval. On January 23, 2024, the Maryland Court granted the motion for preliminary approval and, as requested by the parties, preliminarily certified, for the purposes of settlement only, the settlement class. The court also scheduled a settlement hearing to consider final approval of the settlement for May 23, 2024. Ahead of the May 23 settlement hearing, on April 11, 2024, Plaintiffs filed a motion seeking the Maryland Court’s final approval of the settlement.

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
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order, and, on April 15, 2024, the court entered a further order extending the stay by an additional month, and, on April 15, 2024, the court entered a further order extending the stay by an additional month. This includes staying the deadline for the individual defendants to respond to the consolidated amended complaint.
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
On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. The stipulation entered by the court instructs the parties to discuss whether the stay should be further extended in light of the then-current status of the SLC’s investigation. On May 3, 2024, the plaintiffs filed a consolidated complaint. The parties are discussing whether to extend defendants' deadline to respond to the consolidated complaint through early June.
On November 18, 2022, the Company delivered written notice to Gavi to terminate the Gavi APA based on Gavi’s failure to procure the purchase of 350 million doses of prototype vaccine from the Company as required by the Gavi APA. As of November 18, 2022, the Company had only received orders under the Gavi APA for approximately 2 million doses. On December 2, 2022, Gavi issued a written notice purporting to terminate the Gavi APA based on Gavi’s contention that the Company repudiated the agreement and, therefore, materially breached the Gavi APA. Gavi also contended that, based on its purported termination of the Gavi APA, it was entitled to a refund of the Advance Payment Amount less any amounts that have been credited against the purchase price for binding orders placed by a buyer participating in the COVAX Facility. Since December 31, 2022, the remaining Gavi Advance Payment Amount, which was $696.4 million as of December 31, 2023, pending resolution of the dispute with Gavi related to a return of the remaining Advance Payment Amount, has been classified within Other current liabilities in the Company’s consolidated balance sheet. On January 24, 2023, Gavi filed a demand for arbitration with the International Court of Arbitration based on the claims described above. The Company filed its Answer and Counterclaims on March 2, 2023. On April 5, 2023, Gavi filed its Reply to the Company’s Counterclaims. On February 16, 2024, the Company and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings and releasing both parties of all claims arising from, under or otherwise in connection with the Gavi APA. Pursuant to the Gavi Settlement Agreement, the Company is responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which the Company paid in February 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the second quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines funded by Gavi for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries at its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, we granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of the Company’s vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and the additional credit of up to $225 million that may be applied for certain qualifying sales. In addition, we and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SIIPL under the SIIPL R21 Agreement (see Note 4 to our consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.

On September 30, 2022, the Company, FUJIFILM Diosynth Biotechnologies UK Limited (“FDBK”), FUJIFILM Diosynth Biotechnologies Texas, LLC (“FDBT”), and FUJIFILM Diosynth Biotechnologies USA, Inc. (“FDBU” and together with FDBK and FDBT, “Fujifilm”) entered into a Confidential Settlement Agreement and Release (the “Fujifilm Settlement Agreement”) regarding amounts due to Fujifilm in connection with the termination of manufacturing activity at FDBT under the Commercial Supply Agreement (the “CSA”) dated August 20, 2021 and Master Services Agreement dated June 30, 2020 and associated statements of work (the “MSA”) by and between the Company and Fujifilm. The MSA and CSA established the general terms and conditions applicable to Fujifilm’s manufacturing and supply activities related to the Company’s prototype vaccine under the associated statements of work. Pursuant to the Fujifilm Settlement Agreement, the Company agreed to pay up to $185.0 million (the “Settlement Payment”) to Fujifilm in connection with cancellation of manufacturing activity at FDBT. Under the Fujifilm Settlement Agreement, the final two quarterly installments due to Fujifilm were subject to Fujifilm’s obligation to use commercially reasonable efforts to mitigate losses associated with the vacant manufacturing capacity caused by the termination of manufacturing activities at FDBT under the CSA. Any replacement revenue achieved by Fujifilm’s mitigation efforts between July 1, 2023 and December 31, 2023 would offset the final two settlement payments owed by the Company. On October 2, 2023, the Company sent a notice of breach under the Fujifilm Settlement Agreement to Fujifilm setting forth the Company’s position that Fujifilm had not used commercially reasonable efforts to mitigate losses. The Company withheld the $34.3 million installment payment due to Fujifilm on September 30, 2023, pending resolution of the issues identified in the notice of breach. On October 30, 2023, FDBT filed a demand for arbitration with Judicial Arbitration and Mediation Services seeking payment of the third quarter installment of the Settlement Payment. On March 21, 2024, the Company and Fujifilm entered into a Confidential Settlement Agreement and Release (“Second Fujifilm Settlement Agreement”) to resolve the disputes in the pending arbitration. Pursuant to the Second Fujifilm Settlement Agreement, the Company paid $42.0 million to Fujifilm in March 2024 in exchange for a full release of claims and dismissal of the arbitration.
We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 28, 2024. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, other than as described below.
Risks Related to Regulatory and Compliance Matters

We may not succeed in obtaining full U.S. FDA licensure or foreign regulatory approvals necessary to sell our vaccine candidates.

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation by the U.S. FDA and regulatory authorities in other jurisdictions, including the EMA, the Czech Republic’s State Institute for Drug Control (“SUKL”) with respect to our manufacturing facility in the Czech Republic and the Swedish Medical Products Agency (Läkemedelsverket, LV) with respect to our adjuvant product being developed in Sweden, as well as other country authorities into which active pharmaceutical ingredients and excipients are imported and/or manufactured by us or our sub-contracted manufacturers. In the U.S. and most foreign countries, we must complete rigorous preclinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. For example, while we have completed the submission of the BLA for our COVID-19 Vaccine, we have decided, based on discussions with U.S. FDA, to also seek EUA for our updated COVID-19 Vaccine for the 2024-2025 vaccination season. Operating under an EUA for the 2024-2025 vaccination season, rather than an approved BLA, could have a negative impact on our ability to successfully market and commercialize our updated COVID-19 Vaccine and therefore our financial condition and results of operation.
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
Risks Related to Our Financial Condition and Capital Requirements

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
Our funding agreements with the U.S. government (“USG”) and CEPI each reimburse a portion of the expenses associated with the development and commercialization of our COVID-19 Vaccine. To the extent funding commitments in such agreements are conditioned on our meeting certain milestones or conditions, we may not ultimately receive the full amount of committed funds and may require additional funding to support our COVID-19 Vaccine development and commercialization activities, and we may be unable to timely obtain additional funding. For example, in July 2021, in connection with funding from the USG partnership formerly known as Operation Warp Speed, the USG instructed us to prioritize alignment with the U.S. FDA on our analytic methods before conducting additional U.S. manufacturing, and the USG indicated that it would not fund additional U.S. manufacturing until such alignment was reached, which did not occur until June 2022. In February 2023, in connection with the execution of Modification 17 to the USG Agreement, the U.S. government indicated to us that the award may not be extended past its current period of performance. The USG Agreement also includes provisions giving the USG termination rights based on a determination that the funded project will not produce beneficial results commensurate with the expenditure of resources and that termination would be in the USG’s interest. Such a determination would result in the loss of funding under that agreement and could result in other actions by the USG. The CEPI funding agreement, meanwhile, provides CEPI certain “march-in” rights in the event of certain breaches of that agreement.
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
For example, in September 2022, following a delay in obtaining regulatory approval in the United Kingdom, we entered into the Amended and Restated UK Supply Agreement, which amended and restated in its entirety the Original UK Supply Agreement, which reduced the volume of vaccine doses that the Authority is committed to purchase as compared to the Original UK Supply Agreement. Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of our prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, our timely achievement of supportive recommendations from the JCVI that is approved by the UK Secretary of State for Health. If the Authority did not purchase the Conditional Doses or the number of such Conditional Doses was reduced below 15 million doses of our prototype vaccine, we would have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024. As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to our prototype vaccine, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses are contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the$112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero. As of May 2024, we are in discussions with the Authority regarding the treatment of the remaining upfront amount previously received of $112.5 million, which is reflected in Other current liabilities on our consolidated balance sheet.

We have an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In November 2023, we filed with the Therapeutic Goods Administration (“TGA”) for authorization for our updated vaccine. Based on subsequent communication from the TGA that it will not recommend approval of the filing as submitted and new data and information generated since that filing, we are evaluating the regulatory path for approval, including the potential to withdraw the filing for authorization, update with new data and information, and resubmit in the coming months. In March 2024, we and Australian agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. We are working with Australia on an amendment to the APA that addresses performance obligations and future delivery schedules.
We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. We do not currently anticipate achieving regulatory approval of our COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, in parallel, we plan to work with the Canadian government on an amendment that addresses possible alternatives, which may not be achievable on acceptable terms or at all. As of March 31, 2024, $110.6 million was classified as current Deferred revenue and $477.6 million was classified as non-current Deferred revenue with respect to the Canadian APA in our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224.0 million of the contract value related to future deliverables would no longer be available.

Item 5.    Other Information
During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 22, 2024 (File No. 000-26770))

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 (File No. 000- 26770))

10.1*±
Confidential Settlement Agreement and Release, dated March 21, 2024, between the Company and FUJIFILM Diosynth Biotechnologies UK Limited, FUJIFILM Diosynth Biotechnologies Texas, LLC, and FUJIFILM Diosynth Biotechnologies USA, Inc.

10.2*±	Modification No. 19 to Undefinitized Project Agreement No. 1, dated September 19, 2023, between the Company and Advanced Technology International

10.3*±	Modification No. 20 to Undefinitized Project Agreement No. 1, dated December 1, 2023, between the Company and Advanced Technology International

10.4*±	Modification No. 21 to Undefinitized Project Agreement No. 1, dated February 6, 2024, between the Company and Advanced Technology International

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three-month periods ended March 31, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2024 and 2023, (iii) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three-month periods ended March 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.

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

NOVAVAX, INC.

Date: May 10, 2024	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)